Form 10-Q
period 2022-06-30
CITIGROUP INC
filed 2022-08-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2022: 1,936,709,623

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2022—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2021, Citigroup’s Current Report on Form 8-K dated May 10, 2022 (as amended by a Current Report on Form 8-K/A dated May 10, 2022) with Historical Consolidated Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other Form 10-K sections conformed to reflect changes in Citigroup’s operating segments and reporting units from those contained in Citi’s 2021 Annual Report on Form 10-K, included as an exhibit thereto (such Current Report on Form 8-K together with Citigroup’s 2021 Annual Report on Form 10-K, collectively referred to as the 2021 Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (First Quarter of 2022 Form 10-Q).
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available and accessible free of charge on Citi’s website by clicking on the “Investors” tab and selecting “SEC Filings,” then “Citigroup Inc.” The SEC’s website also contains these filings and other information regarding Citi at www.sec.gov.
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

As of the first quarter of 2022, Citigroup implemented changes in its operating segments and reporting units to reflect its recent strategic refresh (for additional information, see “Strategic Refresh—Market Exit and Planned Revision to Reporting Structure” in Citi’s 2021 Form 10-K). As a result, Citigroup is managed pursuant to three operating segments: Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises, with the remaining operations in Corporate/Other.

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

•Asia Consumer Banking
(Asia Consumer)
–Retail banking and cards for the remaining 12 exit markets (Bahrain, China, India, Indonesia, Korea, Malaysia, the Philippines, Poland, Russia, Taiwan, Thailand, Vietnam)

•Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM)
–Retail banking and cards

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

(1)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2022—Strong Results and Continued Progress Toward Achieving Priorities
As described further throughout this Executive Summary, during the second quarter of 2022:
•Citi’s revenues increased 11% versus the prior-year period, reflecting growth in net interest income—primarily driven by benefits from higher interest rates and strong volumes in Institutional Clients Group (ICG) and Personal Banking and Wealth Management (PBWM), and growth in non-interest revenue—driven by Fixed income markets and Services in ICG, partially offset by lower non-interest revenue in ICG’s Investment banking business and PBWM.
•Citi’s expenses increased 8%, driven by continued investments in its transformation, including enhancing its risk and control environment and modernizing its data and technology infrastructure; and business-led investments, including hiring front office employees and enhancing product capabilities and platforms that improve the digital client experience and add scalability.
•Citi returned a total of $1.3 billion to common shareholders in the form of dividends and repurchases.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio increased to 11.9% as of June 30, 2022, compared to 11.8% as of June 30, 2021. As previously disclosed, on October 1, 2022, Citi’s effective minimum CET1 Capital ratio will increase to 11.5% from 10.5% under the Standardized Approach due to the increase in the Stress Capital Buffer (SCB) requirement to 4.0% from 3.0%. In addition, on January 1, 2023, Citi’s effective minimum CET1 Capital requirement will increase to 12% from 11.5% under the Standardized Approach, as the GSIB surcharge increases to 3.5% from 3.0% (for additional information, see “Capital Resources” below). Due to the increases, Citi announced it is pausing common share repurchases as it continues to build capital.
•Citi continued to make progress on its divestitures in the current quarter, including completing the sale of its Australia consumer business, which resulted in a regulatory capital benefit of approximately $1.4 billion, and making progress on closing the other eight previously signed consumer business transactions and the wind-down of the Korea consumer business. As previously announced, Citi also completed the sale of its Philippines consumer business on August 1, 2022, resulting in a regulatory capital benefit of approximately $700 million.

Various geopolitical and macroeconomic challenges and uncertainties continue to adversely impact economic conditions in the U.S. and globally. The U.S. and other countries have experienced significantly elevated levels of inflation, resulting in central banks implementing a series of interest rates increases, with additional increases expected in the near term. In addition to the humanitarian crisis, the war in Ukraine has caused supply shocks in energy and food markets.
Disruptions in global supply chains have continued and the COVID-19 pandemic continues to evolve. An economic rebound in China faces constraints given the potential for future pandemic-related lockdowns, the amount of leverage in its economy and stress in the property sector. All of these factors have caused a decline in financial markets, negatively impacted economic growth rates, contributed to sharply lower consumer confidence and increased the overall risk of recession in Europe, the U.S. and other countries. These and other factors could adversely affect Citi’s customers, clients, businesses, funding costs and results during the remainder of 2022.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during the remainder of 2022, see each respective business’s results of operations, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors” and “Managing Global Risk” in Citi’s 2021 Form 10-K.

Second Quarter of 2022 Results Summary

Citigroup
Citigroup reported net income of $4.5 billion, or $2.19 per share, compared to net income of $6.2 billion, or $2.85 per share in the prior-year period. The decrease in net income was largely driven by higher cost of credit, as well as higher expenses, partially offset by the increase in revenues. Citigroup’s reported effective tax rate was 19.8%, compared to the second quarter of 2021 effective tax rate of 15.7%. The lower effective tax rate in the prior-year period reflected a $450 million valuation allowance release related to foreign tax credit carry-forwards, compared to a significantly lower release in the current quarter. These releases were due to revised projections of future income (for additional information, see “Income Taxes” below). Earnings per share decreased 23%, reflecting the decrease in net income, partially offset by a 6% decline in average diluted shares outstanding.
Citigroup revenues of $19.6 billion increased 11%, reflecting increased interest rates and volumes in ICG and PBWM, primarily from higher client activity in Markets in ICG and continued momentum in Services non-interest revenue, partially offset by a slowdown in Investment banking activity as well as investment fee headwinds in Global Wealth Management (Global Wealth) in PBWM.
Citigroup’s end-of-period loans were $657 billion, down 3% from the prior-year period, as growth in ICG and PBWM (up 2% and 4%, respectively) was more than offset by lower loans in Legacy Franchises. The decline in Legacy Franchises primarily reflected the reclassification of loans to Other assets to reflect held-for-sale (HFS) accounting as a result of the signing of sale agreements for consumer franchises in Asia and EMEA. Citigroup’s end-of-period deposits increased 1%

to $1.3 trillion, largely driven by growth in Treasury and trade solutions (TTS) in ICG and Global Wealth.

Expenses
Citigroup’s operating expenses of $12.4 billion increased 8%, driven by continued investments in its transformation, higher business-led investments and volume-related expenses, partially offset by productivity savings. As previously announced, Citi expects to continue to incur higher expenses during the remainder of 2022, compared to the prior-year period, reflecting ongoing transformation-related and business-led investments.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $1.3 billion, compared to a benefit of $1.1 billion in the prior-year period. The higher cost of credit was driven by an allowance for credit losses (ACL) build of approximately $400 million (compared to a net release of $2.4 billion in the prior-year period), partially offset by lower net credit losses.
The net ACL build primarily related to increased macroeconomic uncertainty, partially offset by a release related to a reduction in Russia-related risk in ICG in the quarter. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $0.9 billion decreased 36%. Consumer net credit losses decreased 33% to $827 million, largely reflecting improved delinquencies in Legacy Franchises and certain PBWM businesses. Specifically, the decline reflected lower net credit losses in Legacy Franchises (down 66%), primarily reflecting improved delinquencies and the reclassification of loans to reflect HFS accounting as a result of the signing of sales agreements for consumer franchises in Asia and EMEA. The decline was also driven by lower net credit losses in both Branded cards (down 30% to $329 million) and Retail services (down 11% to $290 million) in PBWM, driven by continued strong credit performance across portfolios. Corporate net credit losses decreased 70% to $23 million, driven by improvements in portfolio credit quality.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 11.9% as of June 30, 2022, compared to 11.8% as of June 30, 2021, based on the Basel III Standardized Approach for determining risk-weighted assets. The increase was driven primarily by net income, a decrease in risk-weighted assets and the impact related to the closing of the Australia consumer banking sale, partially offset by interest rate-related adverse net movements in the Accumulated other comprehensive income (AOCI) component of equity, and the return of capital to common shareholders. The increase in Citi’s CET1 Capital ratio was also partially offset by the impact of adopting the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January
1, 2022. For additional information on SA-CCR, see “Capital Resources” in Citi’s First Quarter of 2022 Form 10-Q.
Citigroup’s Supplementary Leverage ratio as of June 30, 2022 was 5.6%, compared to 5.8% as of June 30, 2021. The decrease was driven by the increase in Total Leverage Exposure and the decrease in Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Institutional Clients Group
ICG net income of $4.0 billion increased 16%, driven by higher revenues, partially offset by higher expenses and higher cost of credit. ICG operating expenses of $6.4 billion increased 10%, driven by continued investments in Citi’s transformation, higher business-led investments and volume-related expenses, partially offset by productivity savings.
ICG revenues of $11.4 billion increased 20% (including gains (losses) on loan hedges), driven by growth in Services and Markets revenues, partially offset by a decrease in Investment banking revenues. Results included a gain on loan hedges of $0.5 billion, compared with a loss on loan hedges of $37 million in the prior-year period.
Services revenues of $4.0 billion increased 28%. TTS revenues of $3.0 billion increased 33%, driven by 42% growth in net interest income, as well as 17% growth in non-interest revenue, reflecting strength with both mid-size and large corporate clients. Securities services revenues of $994 million increased 16%, as net interest income grew 41%, driven by higher interest rates across currencies, and non-interest revenue grew 8%, reflecting elevated levels of corporate settlement activity in Issuer services.
Markets revenues of $5.3 billion were up 25%, driven by elevated volatility leading to higher client activity. Fixed income markets revenues of $4.1 billion increased 31%, primarily reflecting strong client engagement in the rates, currencies and commodities businesses. Equity markets revenues of $1.2 billion were up 8%, driven by strong equity derivatives performance, partially offset by less client activity in cash, and a net decrease in prime balances, as lower asset valuations more than offset new client balances.
Banking revenues of $2.1 billion decreased 4%. Excluding the gains (losses) on loan hedges, Banking revenues of $1.6 billion decreased 28%. Investment banking revenues of $805 million declined 46%, as heightened geopolitical uncertainty and the overall macroeconomic backdrop reduced capital markets activity and M&A. The decline in Investment banking revenues was partially offset by higher revenues in Corporate lending. For additional information on the results of operations of ICG for the second quarter of 2022, see “Institutional Clients Group” below.

Personal Banking and Wealth Management
PBWM net income of $553 million decreased 69%, largely driven by higher cost of credit and higher expenses, partially offset by higher revenues. PBWM operating expenses of $4.0 billion increased 12%, driven by continued investments in Citi’s transformation, higher business-led investments and volume-related expenses, partially offset by productivity savings.

PBWM revenues of $6.0 billion increased 6%, as net interest income growth was partially offset by a decline in non-interest revenue, largely driven by higher partner payments in Retail services.
U.S. Personal Banking revenues of $4.1 billion increased 9%. Branded cards revenues of $2.2 billion increased 10%, driven by higher interest income on higher loan balances. New accounts and card spend volume each increased 18%, while average loans increased 11%. Retail services revenues of $1.3 billion increased 7%, driven by higher interest income on higher loan balances, partially offset by the higher partner payments. Retail banking revenues of $656 million increased 6%, largely driven by higher deposit spreads and volumes.
Global Wealth revenues of $1.9 billion were largely unchanged, as investment fee headwinds, particularly in Asia, were offset by an increase in revenues driven by growth in average deposits and average loans. For additional information on the results of operations of PBWM for the second quarter of 2022, see “Personal Banking and Wealth Management” below.

Legacy Franchises
Legacy Franchises net loss was $17 million, compared to net income of $494 million in the prior-year period, reflecting lower revenues, higher expenses and higher cost of credit. Legacy Franchises expenses increased 1%, driven by impairment of long-lived assets related to the Russia consumer banking business (see “Managing Global Risk—Other Risks—Country Risk—Russia” below) and higher marketing expenses in Mexico Consumer/SBMM, partially offset by lower expenses related to the Asia Consumer exit markets.
Legacy Franchises revenues of $1.9 billion decreased 15%, largely driven by the impacts of the Korea wind-down and the closing of the Australia consumer banking sale, as well as lower investment activity in Asia Consumer. The decline in revenues was also driven by a portion of the release of a currency translation adjustment (CTA) loss (net of hedges) from AOCI related to the substantial liquidation of a legacy U.K. consumer operation (for additional information, see Note 2). In addition, another portion of the CTA loss release was reported in discontinued operations in Corporate/Other. For additional information on the results of operations of Legacy Franchises for the second quarter of 2022, see “Legacy Franchises” below.

Corporate/Other
Corporate/Other net income was $50 million, compared to net income of $473 million in the prior-year period, largely reflecting lower tax benefits related to certain non-U.S. operations and a portion of the release of a CTA loss (net of hedges) from AOCI related to the substantial liquidation of a legacy U.K. consumer operation, recorded in discontinued operations. As discussed above, the other portion of the CTA loss was recorded in revenues in Legacy Franchises. The decline in net income was partially offset by lower expenses and modestly higher revenues. Corporate/Other expenses of $160 million decreased 48%, driven by certain settlements and the benefit of foreign currency translation into U.S. dollars for reporting purposes (FX translation).
Corporate/Other revenues of $255 million increased 12%, largely driven by higher net revenues from the investment portfolio, reflecting higher interest rates. For additional information on the results of operations of Corporate/Other for the second quarter of 2022, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2022	2021(1)	% Change	2022	2021(1)	% Change
Net interest income	$11,964	$10,478	14%	$22,835	$20,984	9%
Non-interest revenue	7,674	7,275	5	15,989	16,436	(3)
Revenues, net of interest expense	$19,638	$17,753	11%	$38,824	$37,420	4%
Operating expenses	12,393	11,471	8	25,558	22,884	12
Provisions for credit losses and for benefits and claims	1,274	(1,066)	NM	2,029	(3,121)	NM
Income from continuing operations before income taxes	$5,971	$7,348	(19)%	$11,237	$17,657	(36)%
Income taxes	1,182	1,155	2	2,123	3,487	(39)
Income from continuing operations	$4,789	$6,193	(23)%	$9,114	$14,170	(36)%
Income (loss) from discontinued operations, net of taxes	(221)	10	NM	(223)	8	NM
Net income before attribution to noncontrolling interests	$4,568	$6,203	(26)%	$8,891	$14,178	(37)%
Net income attributable to noncontrolling interests	21	10	NM	38	43	(12)
Citigroup’s net income	$4,547	$6,193	(27)%	$8,853	$14,135	(37)%
Earnings per share
Basic
Income from continuing operations	$2.32	$2.86	(19)%	$4.34	$6.51	(33)%
Net income	2.20	2.87	(23)	4.23	6.52	(35)
Diluted
Income from continuing operations	$2.30	$2.84	(19)%	$4.32	$6.47	(33)%
Net income	2.19	2.85	(23)	4.20	6.47	(35)
Dividends declared per common share	0.51	0.51	—	1.02	1.02	—
Common dividends	$1,010	$1,062	(5)%	$2,024	$2,136	(5)%
Preferred dividends(2)	238	253	(6)	517	545	(5)
Common share repurchases	250	3,000	NM	3,250	4,600	(29)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2022	2021(1)	% Change	2022	2021(1)	% Change
At June 30:
Total assets	$2,380,904	$2,327,868	2%
Total deposits	1,321,848	1,310,281	1
Long-term debt	257,425	264,575	(3)
Citigroup common stockholders’ equity	180,019	184,164	(2)
Total Citigroup stockholders’ equity	199,014	202,159	(2)
Average assets	2,380,053	2,341,810	2	$2,377,047	$2,329,302	2%
Direct staff (in thousands)	231	214	8%
Performance metrics
Return on average assets	0.77%	1.06%		0.75%	1.22%
Return on average common stockholders’ equity(3)	9.7	13.0		9.3	15.1
Return on average total stockholders’ equity(3)	9.2	12.3		9.0	14.2
Return on tangible common equity (RoTCE)(4)	11.2	15.2		10.8	17.6
Efficiency ratio (total operating expenses/total revenues, net)	63.1	64.6		65.8	61.2
Basel III ratios
Common Equity Tier 1 Capital(5)	11.90%	11.77%
Tier 1 Capital(5)	13.57	13.28
Total Capital(5)	15.16	15.58
Supplementary Leverage ratio	5.63	5.84
Citigroup common stockholders’ equity to assets	7.56%	7.91%
Total Citigroup stockholders’ equity to assets	8.36	8.68
Dividend payout ratio(6)	23	18		24%	16%
Total payout ratio(7)	29	68		63	50
Book value per common share	$92.95	$90.86	2%
Tangible book value (TBV) per share(4)	80.25	77.87	3

(1)    During the fourth quarter of 2021, Citi reclassified deposit insurance expenses from Interest expense to Other operating expenses for all periods presented. The amounts reclassified for the second quarter and six months of 2021 were $279 million and $619 million, respectively.
(2)    Certain series of preferred stock have semiannual payment dates. See Note 20 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
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
(5)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach framework, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Second Quarter			Six Months
In millions of dollars	2022	2021	% Change	2022	2021	% Change
Institutional Clients Group	$11,419	$9,549	20%	$22,579	$20,937	8%
Personal Banking and Wealth Management	6,029	5,698	6	11,934	11,690	2
Legacy Franchises	1,935	2,279	(15)	3,866	4,522	(15)
Corporate/Other	255	227	12	445	271	64
Total Citigroup net revenues	$19,638	$17,753	11%	$38,824	$37,420	4%

NM Not meaningful
INCOME

	Second Quarter			Six Months
In millions of dollars	2022	2021	% Change	2022	2021	% Change
Income (loss) from continuing operations
Institutional Clients Group	$3,978	$3,433	16%	$6,636	$8,863	(25)%
Personal Banking and Wealth Management	553	1,805	(69)	2,413	4,225	(43)
Legacy Franchises	(15)	492	NM	(400)	812	NM
Corporate/Other	273	463	(41)	465	270	72
Income from continuing operations	$4,789	$6,193	(23)%	$9,114	$14,170	(36)%
Discontinued operations	$(221)	$10	NM	$(223)	$8	NM
Less: Net income attributable to noncontrolling interests	21	10	NM	38	43	(12)%
Citigroup’s net income	$4,547	$6,193	(27)%	$8,853	$14,135	(37)%

NM Not meaningful

SEGMENT BALANCE SHEET(1)—JUNE 30, 2022

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$99,355	$5,222	$3,351	$176,102	$—	$284,030
Securities borrowed and purchased under agreements to resell, net of allowance	360,940	—	394	—	—	361,334
Trading account assets	327,672	3,080	963	9,160	—	340,875
Investments, net of allowance	128,824	72	1,793	383,189	—	513,878
Loans, net of unearned income and allowance for credit losses on loans	291,809	310,009	39,563	—	—	641,381
Other assets, net of allowance	134,804	26,634	35,873	42,095	—	239,406
Net inter-segment liquid assets(4)	356,212	133,780	25,710	(515,702)	—	—
Total assets	$1,699,616	$478,797	$107,647	$94,844	$—	$2,380,904
Liabilities and equity
Total deposits	$828,705	$427,605	$52,699	$12,839	$—	$1,321,848
Securities loaned and sold under agreements to repurchase	196,362	35	2,075	—	—	198,472
Trading account liabilities	177,811	2,133	305	204	—	180,453
Short-term borrowings	32,057	7	—	7,990	—	40,054
Long-term debt(3)	77,676	245	499	11,131	167,874	257,425
Other liabilities	123,045	11,253	33,471	15,257	—	183,026
Net inter-segment funding (lending)(3)	263,960	37,519	18,598	46,811	(366,888)	—
Total liabilities	$1,699,616	$478,797	$107,647	$94,232	$(199,014)	$2,181,278
Total stockholders’ equity(5)	—	—	—	612	199,014	199,626
Total liabilities and equity	$1,699,616	$478,797	$107,647	$94,844	$—	$2,380,904

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. At June 30, 2022, ICG had $1.7 trillion in assets and $829 billion in deposits. Securities services managed $21.1 trillion in assets under custody and administration at June 30, 2022, of which Citi provided both custody and administrative services to certain clients related to $1.7 trillion of such assets. Managed assets under trust were $4.0 trillion at June 30, 2022. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2022	2021	% Change	2022	2021	% Change
Commissions and fees	$1,125	$1,071	5%	$2,255	$2,181	3%
Administration and other fiduciary fees	732	698	5	1,404	1,355	4
Investment banking fees(1)	990	1,568	(37)	2,029	3,355	(40)
Principal transactions	4,358	2,135	NM	8,800	5,880	50
Other	(306)	317	NM	(213)	673	NM
Total non-interest revenue	$6,899	$5,789	19%	$14,275	$13,444	6%
Net interest income (including dividends)	4,520	3,760	20	8,304	7,493	11
Total revenues, net of interest expense	$11,419	$9,549	20%	$22,579	$20,937	8%
Total operating expenses	$6,434	$5,829	10%	$13,157	$11,761	12%
Net credit losses on loans	$18	$68	(74)%	$48	$243	(80)%
Credit reserve build (release) for loans	(76)	(812)	91	520	(1,915)	NM
Provision (release) for credit losses on unfunded lending commitments	(169)	47	NM	183	(559)	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	25	3	NM	18	(2)	NM
Provisions (releases) for credit losses	$(202)	$(694)	71%	$769	$(2,233)	NM
Income from continuing operations before taxes	$5,187	$4,414	18%	$8,653	$11,409	(24)%
Income taxes	1,209	981	23	2,017	2,546	(21)
Income from continuing operations	$3,978	$3,433	16%	$6,636	$8,863	(25)%
Noncontrolling interests	17	12	42	35	49	(29)
Net income	$3,961	$3,421	16%	$6,601	$8,814	(25)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,700	$1,654	3%
Average assets	1,698	1,667	2	$1,692	$1,658	2%
Efficiency ratio	56%	61%		58%	56%
Average loans by reporting unit (in billions of dollars)
Services	$85	$74	15%	$82	$72	14%
Banking	199	197	1	197	197	—
Markets	13	16	(19)	14	15	(7)
Total	$297	$287	3%	$293	$284	3%
Average deposits by reporting unit (in billions of dollars)
TTS	$665	$652	2%	$664	$652	2%
Securities services	137	137	—	136	133	2
Services	$802	$789	2%	$800	$785	2%
Markets	28	29	(3)	28	29	(3)
Total	$830	$818	1%	$828	$814	2%
(1)    Investment banking fees are substantially composed of underwriting and advisory revenues.
NM Not meaningful

ICG Revenue Details

	Second Quarter			Six Months
In millions of dollars	2022	2021	% Change	2022	2021	% Change
Services
Net interest income	$2,327	$1,640	42%	$4,234	$3,257	30%
Non-interest revenue	1,696	1,500	13	3,237	2,883	12
Total Services revenues	$4,023	$3,140	28%	$7,471	$6,140	22%
Net interest income	$2,026	$1,427	42%	$3,685	$2,832	30%
Non-interest revenue	1,003	858	17	1,934	1,641	18
TTS revenues	$3,029	$2,285	33%	$5,619	$4,473	26%
Net interest income	$301	$213	41%	$549	$425	29%
Non-interest revenue	693	642	8	1,303	1,242	5
Securities services revenues	$994	$855	16%	$1,852	$1,667	11%
Markets
Net interest income	$1,383	$1,379	—%	$2,492	$2,688	(7)%
Non-interest revenue	3,937	2,876	37	8,654	7,500	15
Total Markets revenues(1)	$5,320	$4,255	25%	$11,146	$10,188	9%
Fixed income markets	$4,084	$3,111	31%	$8,383	$7,457	12%
Equity markets	1,236	1,144	8	2,763	2,731	1
Total Markets revenues	$5,320	$4,255	25%	$11,146	$10,188	9%
Rates and currencies	$3,277	$1,978	66%	$6,508	$5,002	30%
Spread products / other fixed income	807	1,133	(29)	1,875	2,455	(24)
Total Fixed income markets revenues	$4,084	$3,111	31%	$8,383	$7,457	12%
Banking
Net interest income	$810	$741	9%	$1,578	$1,548	2%
Non-interest revenue	1,266	1,413	(10)	2,384	3,061	(22)
Total Banking revenues	$2,076	$2,154	(4)%	$3,962	$4,609	(14)%
Investment banking
Advisory	$357	$405	(12)%	$704	$686	3%
Equity underwriting	177	484	(63)	362	1,319	(73)
Debt underwriting	271	614	(56)	767	1,296	(41)
Total Investment banking revenues	$805	$1,503	(46)%	$1,833	$3,301	(44)%
Corporate lending (excluding gains (losses) on loan hedges)(2)	$777	$688	13%	$1,466	$1,423	3%
Total Banking revenues (excluding gains (losses) on loan hedges)(2)	$1,582	$2,191	(28)%	$3,299	$4,724	(30)%
Gains (losses) on loan hedges(2)	494	(37)	NM	663	(115)	NM
Total Banking revenues (including gains (losses) on loan hedges)(2)	$2,076	$2,154	(4)%	$3,962	$4,609	(14)%
Total ICG revenues, net of interest expense	$11,419	$9,549	20%	$22,579	$20,937	8%

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
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of gains (losses) on hedges of accrual loans and loans at fair value, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2Q22 vs. 2Q21
Net income of $4.0 billion increased 16%, primarily driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Revenues increased 20% (including gain (loss) on loan hedges), primarily reflecting higher Services and Markets revenues, partially offset by lower Banking revenues. Services revenues were up 28%, driven by higher revenues in both TTS and Securities services. Markets revenues were up 25%, reflecting higher revenues in both Fixed income markets and Equity markets, both driven by elevated volatility leading to higher client engagement. Banking revenues were down 4% (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, revenues declined 28%, largely reflecting lower revenues in Investment banking, partially offset by higher Corporate lending revenues.
Citi expects that Investment banking revenues will likely continue to reflect lower levels of capital markets and M&A activity during the remainder of 2022.
Within Services:

•TTS revenues increased 33%, driven by 42% growth in net interest income and 17% growth in non-interest revenue, reflecting strong growth with both mid-size and large corporate clients. The increase in net interest income was driven by both the cash and trade businesses, reflecting benefits from rates, higher average deposits (2% increase) and higher average loans (17% increase). The increase in average loans was driven by the trade business, reflecting strength in trade flows, primarily in Asia, Latin America and EMEA, partially offset by asset sales in North America. The increase in non-interest revenue was primarily due to strong fee growth across both the cash and trade businesses, reflecting solid client engagement, including higher transaction volumes, as cross-border flows increased 17%, commercial cards volumes increased 61% and U.S. dollar clearing volumes increased 2%.
•Securities services revenues increased 16%, as net interest income grew 41%, driven by higher interest rates across currencies. Non-interest revenues grew 8%, largely reflecting elevated levels of corporate activity in Issuer services. The increase in non-interest revenues was partially offset by a decline in fees in the custody business, due to lower assets under custody (7% decrease), driven by declines in global financial markets.

Within Markets:

•Fixed income markets revenues increased 31%, with growth across all regions, due to strong client engagement, particularly with corporate clients.
Rates and currencies increased 66%, driven by increased market volatility largely resulting from increased interest rates by central banks in response to elevated levels of inflation. Spread products and other fixed income revenues decreased 29%, reflecting lower client activity in spread products and a challenging environment due to widening spreads. The decline in spread products and other fixed income revenues was partially offset by strength in commodities, particularly with corporate clients, as the business assisted the clients in managing risk associated with the increased volatility.
•Equity markets revenues increased 8%, primarily driven by equity derivatives, reflecting strong client engagement with both corporate and institutional clients, partially offset by lower client activity in cash and a net decrease in prime balances, as lower asset valuations more than offset new client balances.

Within Banking:

•Investment banking revenues declined 46%, reflecting a decline in the overall market wallet, as continued heightened geopolitical uncertainty and the overall macroeconomic backdrop reduced activity. Advisory revenues decreased 12%, reflecting a decline in EMEA and Asia, driven by the decline in the market wallet and a decline in wallet share. Equity underwriting revenues decreased 63%, reflecting a decline in North America, EMEA and Asia, driven by a decline in the market wallet across all products, partially offset by wallet share gains. Debt underwriting revenues decreased 56%, reflecting weakness in North America and EMEA, driven by the decline in the market wallet as well as a decline in wallet share in non-investment grade, partially offset by an increase in wallet share in investment grade. The decline in debt underwriting revenues also reflected markdowns on the leveraged finance portfolio.
•Corporate lending revenues were $1.3 billion versus $651 million in the prior-year period, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues increased 13%, primarily driven by the impacts of foreign currency and improved spreads.

Expenses were up 10%, primarily driven by continued investments in Citi’s transformation, business-led investments and higher volume-related expenses, partially offset by productivity savings.
Provisions were a benefit of $202 million, compared to a benefit of $694 million in the prior-year period.
Net credit losses declined to $18 million from $68 million in the prior-year period, driven by improvements in portfolio credit quality.
The ACL release was $220 million, compared to a release of $762 million in the prior-year period. The ACL release was largely driven by a reduction in Russia-related risk, partially offset by a build due to increased macroeconomic uncertainty. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2021 Form 10-K.

2022 YTD vs. 2021 YTD
Year-to-date, ICG experienced similar trends to those described above. Net income of $6.6 billion decreased 25% versus the prior-year period, primarily driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 8% (including gains (losses) on loan hedges), primarily reflecting higher revenues in Services and Markets, partially offset by lower Banking revenues. Services revenues were up 22%, driven by higher revenues in both TTS and Securities services. Markets revenues were up 9%, primarily driven by higher revenues in Fixed income markets. Banking revenues declined 14% (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues declined 30% (excluding the impact of gains (losses) on loan hedges), primarily driven by lower revenues in Investment banking.

Within Services:

•TTS revenues increased 26%, reflecting higher net interest income and non-interest revenue, driven by the same factors described above.
•Securities services revenues increased 11%, reflecting higher net interest income and non-interest revenue, driven by the same factors described above.

Within Markets:

•Fixed income markets revenues increased 12%, reflecting growth across EMEA, Latin America and Asia, driven by growth in rates and currencies, partially offset by a decline in spread products, driven by the same factors described above.
•Equity markets revenues increased 1%, reflecting higher revenues in equity derivatives, mostly offset by declines in equity cash and prime finance, driven by the same factors described above.

Within Banking:

•Investment banking revenues decreased 44%. Advisory revenues increased 3%, primarily driven by the strength in the first quarter of 2022. Equity underwriting revenues decreased 73%, primarily driven by a decline in the market wallet as well as a decline in wallet share. Debt underwriting revenues decreased 41%, driven by the same factors described above.
•Corporate lending revenues increased 63%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues increased 3%, driven by the same factors described above, partially offset by lower average loans and higher hedging costs.

Expenses increased 12%, primarily driven by continued investments in Citi’s transformation and business-led investments, partially offset by productivity savings.
Provisions were $769 million, compared to a net benefit of $2.2 billion in the prior-year period, driven by an ACL build, partially offset by lower net credit losses. Net credit losses declined to $48 million from $243 million in the prior-year period, driven by improvements in portfolio credit quality. The ACL build was $721 million, compared to a release of $2.5 billion in the prior-year period. The ACL build primarily related to Citi’s exposures in Russia and the broader impact of the war in Ukraine on the macroeconomic environment in the first quarter of 2022, as well as a build due to increased macroeconomic uncertainty in the current quarter, partially offset by a reduction in Russia-related exposure in the current quarter.

PERSONAL BANKING AND WEALTH MANAGEMENT

Personal Banking and Wealth Management (PBWM) consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking includes Retail banking, which provides traditional banking services to retail and small business customers. U.S. Personal Banking’s cards product portfolio includes its proprietary portfolio (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Branded cards, as well as its co-brand and private label relationships (including, among others, The Home Depot, Sears, Best Buy and Macy’s) within Retail services. Global Wealth includes Private bank, Wealth at Work and Citigold and provides financial services to the entire continuum of wealth clients—from affluent to ultra-high-net-worth—through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
At June 30, 2022, U.S. Personal Banking had 658 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also, as of June 30, 2022, U.S. Personal Banking had $137 billion in outstanding credit card balances, $35 billion in retail banking loans and $116 billion in deposits.
At June 30, 2022, Global Wealth had $78 billion in mortgage loans, $67 billion in personal and small business loans, $4 billion in outstanding credit card balances and $312 billion in deposits.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2022	2021	% Change	2022	2021	% Change
Net interest income	$5,569	$4,985	12%	$10,954	$10,150	8%
Non-interest revenue	460	713	(35)	980	1,540	(36)
Total revenues, net of interest expense	$6,029	$5,698	6%	$11,934	$11,690	2%
Total operating expenses	$3,985	$3,547	12%	$7,874	$6,969	13%
Net credit losses on loans	$699	$862	(19)%	$1,390	$1,852	(25)%
Credit reserve build (release) for loans	638	(1,040)	NM	(424)	(2,582)	84
Provision (release) for credit losses on unfunded lending commitments	13	5	NM	11	(6)	NM
Provisions (release) for benefits and claims, and other assets	5	3	67	2	9	(78)
Provisions (releases) for credit losses and for benefits and claims (PBC)	$1,355	$(170)	NM	$979	$(727)	NM
Income (loss) from continuing operations before taxes	$689	$2,321	(70)%	$3,081	$5,448	(43)%
Income taxes (benefits)	136	516	(74)	668	1,223	(45)
Income (loss) from continuing operations	$553	$1,805	(69)%	$2,413	$4,225	(43)%
Noncontrolling interests	—	—	—	—	—	—
Net income (loss)	$553	$1,805	(69)%	$2,413	$4,225	(43)%
Balance Sheet data (in billions of dollars)
EOP assets	$479	$452	6%
Average assets	474	458	3	$474	$458	3%
Average loans	317	304	4	315	304	4
Average deposits	435	410	6	441	404	9
Efficiency ratio	66%	62%		66%	60%
Net credit losses as a percentage of average loans	0.88	1.14		0.89	1.23
Revenue by reporting unit and component
Branded cards	$2,168	$1,968	10%	$4,258	$4,072	5%
Retail services	1,300	1,210	7	2,599	2,515	3
Retail banking	656	618	6	1,251	1,253	—
U.S. Personal Banking	$4,124	$3,796	9%	$8,108	$7,840	3%
Private bank	$745	$747	—%	$1,524	$1,533	(1)%
Wealth at Work	170	171	(1)	353	342	3
Citigold	990	984	1	1,949	1,975	(1)
Global Wealth	$1,905	$1,902	—%	$3,826	$3,850	(1)%
Total	$6,029	$5,698	6%	$11,934	$11,690	2%

NM Not meaningful

2Q22 vs. 2Q21
Net income was $553 million, compared to $1.8 billion in the prior-year period, largely driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 6%, as higher net interest income was partially offset by lower non-interest revenue, reflecting higher partner payments in Retail services.
U.S. Personal Banking revenues increased 9%, reflecting higher revenues in Cards and Retail banking.
Cards revenues increased 9%. Branded cards revenues increased 10%, driven by higher interest on higher loan balances. Branded cards new accounts and spend volume both increased 18%, while average loans increased 11%, reflecting higher card spend volume, investments to drive growth and the realization of benefits from a market re-entry beginning in the second half of 2021.
Retail services revenues increased 7%, driven by higher interest on higher loan balances, partially offset by the higher partner payments, reflecting higher income sharing as a result of higher revenues and lower net credit losses (for additional information on partner payments, see Note 5). Retail services card spend volume increased 11%, while average loans increased 6%, reflecting increased customer spending.
Retail banking revenues increased 6%, largely driven by higher deposit spreads and volumes. Average deposits increased 3%, reflecting higher levels of consumer liquidity.
Global Wealth revenues were largely unchanged, reflecting investment fee headwinds, particularly in Asia, driven by overall market volatility, offset by an increase in revenues driven by growth in average deposits (up 7%) and average loans (up 2%). Client assets decreased 8%, driven principally by declines in market valuation. Global Wealth also continued to add client advisors, which increased 8%. Citigold revenues increased 1%, while Private bank revenues were largely unchanged and Wealth at Work revenues decreased 1%.
Expenses increased 12%, primarily driven by continued investments in Citi’s transformation and higher business-led investments and volume-driven expenses, partially offset by productivity savings.
Provisions were $1.4 billion, compared to a benefit of $170 million in the prior-year period, largely driven by a net ACL build, partially offset by lower net credit losses. Net credit losses decreased 19%, reflecting lower net credit losses in both Branded cards (down 30% to $329 million) and Retail services (down 11% to $290 million), driven by continued strong credit performance across portfolios.
The net ACL build was $651 million, compared to a net release of $1.0 billion in the prior-year period. The net ACL build primarily reflected increased macroeconomic uncertainty. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on U.S. Personal Banking’s Retail banking, Branded cards and Retail services portfolios, see “Credit Risk—Consumer Credit” below.

For additional information about trends, uncertainties and risks related to PBWM’s future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

2022 YTD vs. 2021 YTD
Year-to-date, PBWM experienced similar trends to those described above. Net income was $2.4 billion, compared to net income of $4.2 billion in the prior-year period, largely driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 2%, reflecting higher revenues in U.S. Personal Banking. U.S. Personal Banking revenues increased 3%, reflecting higher revenues in Cards, largely driven by the same factors described above. Global Wealth revenues decreased 1%, largely driven by investment fee headwinds, particularly in Asia.
Expenses increased 13%, driven by the same factors described above.
Provisions were $979 million, compared to a benefit of $727 million in the prior-year period, driven by a lower ACL release, partially offset by lower net credit losses. Net credit losses decreased 25%, driven by the same factors described above. The net ACL release was $413 million, compared to a release of $2.6 billion in the prior-year period. The net ACL release primarily reflected improvement in portfolio credit quality and the continued improvement in the macroeconomic outlook in the first quarter of 2022, partially offset by the net ACL build in the current quarter due to the increased macroeconomic uncertainty.

LEGACY FRANCHISES

As of June 30, 2022, Legacy Franchises included Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining 12 Asia and EMEA exit countries (and Australia until its sale closing on June 1, 2022); Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, which Citi also plans to exit; and Legacy Holdings Assets (certain North America consumer mortgage loans and other legacy assets).
Asia Consumer provides traditional retail banking and branded card products to retail and small business customers. Mexico Consumer/SBMM provides traditional retail banking and branded card products to consumers and small business customers and provides traditional middle-market banking products and services to commercial customers through Citibanamex.
As previously disclosed, Citi entered into an agreement to sell its consumer banking business in Australia (which was completed on June 1, 2022) and made a decision to wind down and close its Korea consumer banking business (see Note 2 for additional information). In addition, on August 1, 2022, Citi completed the sale of its Philippines consumer business. Citi has also entered into agreements to sell its consumer banking businesses in Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam.
At June 30, 2022, on a combined basis, the Legacy Franchises business had 1,457 retail branches, $26 billion in retail banking loans and $53 billion in deposits. In addition, the businesses had $8 billion in outstanding card loan balances, and Mexico SBMM had $7 billion in outstanding corporate loan balances. These amounts exclude approximately $19 billion of loans ($13 billion of retail banking loans and $6 billion of credit card loan balances) and $22 billion of deposits, all of which were reclassified to Other assets and Other liabilities held-for-sale (HFS) as a result of Citi’s agreements to sell its consumer banking businesses in the above listed countries. See Note 2 for additional information.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted(1)	2022	2021	% Change	2022	2021
Net interest income	$1,474	$1,621	(9)%	$2,982	$3,184	(6)%
Non-interest revenue	461	658	(30)	884	1,338	(34)
Total revenues, net of interest expense	$1,935	$2,279	(15)%	$3,866	$4,522	(15)%
Total operating expenses	$1,814	$1,788	1%	$4,107	$3,540	16%
Net credit losses on loans	$133	$390	(66)%	$284	$973	(71)%
Credit reserve build (release) for loans	(28)	(594)	95	(174)	(1,176)	85
Provision (release) for credit losses on unfunded lending commitments	(3)	(8)	63	121	(17)	NM
Provisions for benefits and claims, HTM debt securities and other assets	19	8	NM	50	60	(17)
Provisions (releases) for credit losses	$121	$(204)	NM	$281	$(160)	NM
Income (loss) from continuing operations before taxes	$—	$695	(100)%	$(522)	$1,142	NM
Income taxes (benefits)	15	203	(93)	(122)	330	NM
Income (loss) from continuing operations	$(15)	$492	NM	$(400)	$812	NM
Noncontrolling interests	2	(2)	NM	—	(5)	100%
Net income (loss)	$(17)	$494	NM	$(400)	$817	NM
Balance Sheet data (in billions of dollars)
EOP assets	$108	$131	(18)%
Average assets	115	128	(10)	$120	$129	(7)%
EOP loans	41	79	(48)
EOP deposits	53	87	(39)
Efficiency ratio	94%	78%		106%	78%
Revenue by reporting unit and component
Asia Consumer	$880	$1,052	(16)%	$1,667	$2,127	(22)%
Mexico Consumer/SBMM	1,184	1,184	—	2,323	2,321	—
Legacy Holdings Assets	(129)	43	NM	(124)	74	NM
Total	$1,935	$2,279	(15)%	$3,866	$4,522	(15)%

NM Not meaningful

2Q22 vs. 2Q21
Net loss was $17 million, compared to net income of $494 million in the prior-year period, reflecting lower revenues, higher expenses and higher cost of credit.
Revenues decreased 15%, reflecting lower revenues across Asia Consumer and Legacy Holdings Assets, while Mexico Consumer/SBMM was largely unchanged.
Asia Consumer revenues decreased 16%, largely resulting from impacts related to the Korea wind-down, completion of the Australia consumer banking sale and lower investments revenues due to muted investment activity in Asia, reflecting overall market volatility.
Mexico Consumer/SBMM revenues were largely unchanged, as cards revenues increased 1%, due to higher rates and lending volumes, resulting from higher card spend volumes, while retail banking and SBMM revenues were largely unchanged.
Legacy Holdings Assets revenues of $(129) million decreased from $43 million in the prior-year period, largely driven by a portion of the release of a CTA loss (net of hedges) recorded in AOCI related to the substantial liquidation of a legacy U.K. consumer operation (for additional information, see Note 2). The other portion of the CTA loss release was recorded in discontinued operations in Corporate/Other in the current quarter.
Expenses increased 1%, driven by impairment of long-lived assets related to the Russia consumer banking business (see “Managing Global Risk—Other Risks—Country Risk—Russia” below) and higher marketing expenses in Mexico Consumer/SBMM, partially offset by lower expenses related to the Asia Consumer exit markets.
Provisions were $121 million, compared to a benefit of $204 million in the prior-year period, driven by a lower net ACL release, partially offset by lower net credit losses. Net credit losses decreased 66%, primarily reflecting improved delinquencies in both Mexico Consumer and Asia Consumer and the reclassification of loans to reflect HFS accounting as a result of the signing of sales agreements for consumer franchises in Asia and EMEA.
The net ACL release was $31 million, compared to a release of $602 million in the prior-year period. The net ACL release in the current quarter primarily reflected an improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates.”
For additional information about trends, uncertainties and risks related to Legacy Franchises’ future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

2022 YTD vs. 2021 YTD
Year-to-date, Legacy Franchises experienced similar trends to those described above. The net loss was $400 million, compared to net income of $817 million in the prior-year period, primarily driven by lower revenues, higher expenses and higher cost of credit.
Results for the first half of 2022 included aggregate Asia Consumer divestiture-related impacts of approximately $629 million (pretax), including a goodwill write-down of $535 million, recorded in expenses, due to the re-segmentation and timing of divestitures; and incremental losses on sale recorded in revenues of approximately $(98) million from the sale of the Australia consumer banking business.
Revenues decreased 15%, reflecting lower revenues in Asia Consumer and Legacy Holdings Assets, while Mexico Consumer/SBMM was largely unchanged.
Asia Consumer revenues decreased 22%, driven by the same factors described above, as well as the revenue impact in the first half of 2022 related to the sale of the Australia consumer banking business. Legacy Holdings Assets revenues of $(124) million decreased from $74 million, largely driven by the CTA loss (net of hedges).
Expenses increased 16%, primarily driven by the first quarter goodwill write-down and the long-lived assets impairment, partially offset by lower expenses related to the Asia Consumer exit markets.
Provisions were $281 million, compared to a benefit of $160 million in the prior-year period, driven by a lower net ACL release, partially offset by lower net credit losses. The net ACL release was $53 million, compared to a release of $1.2 billion in the prior-year period. The net ACL release in the current period was driven by the same factors described above.

CORPORATE/OTHER
Activities not assigned to the operating segments (ICG, PBWM and Legacy Franchises) are included in Corporate/Other. Corporate/Other included certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations. At June 30, 2022, Corporate/Other had $94 billion in assets, primarily related to investment securities.

	Second Quarter			Six Months		% Change
In millions of dollars	2022	2021	% Change	2022	2021
Net interest income	$401	$112	NM	$595	$157	NM
Non-interest revenue	(146)	115	NM	(150)	114	NM
Total revenues, net of interest expense	$255	$227	12%	$445	$271	64%
Total operating expenses	$160	$307	(48)%	$420	$614	(32)%
Provisions (releases) for HTM debt securities and other assets	$—	$2	(100)%	$—	$(1)	100%
Income (loss) from continuing operations before taxes	$95	$(82)	NM	$25	$(342)	NM
Income taxes (benefits)	(178)	(545)	67%	(440)	(612)	28%
Income (loss) from continuing operations	$273	$463	(41)%	$465	$270	72%
Income (loss) from discontinued operations, net of taxes	(221)	10	NM	(223)	8	NM
Net income (loss) before attribution to noncontrolling interests	$52	$473	(89)%	$242	$278	(13)%
Noncontrolling interests	2	—	NM	3	(1)	NM
Net income (loss)	$50	$473	(89)%	$239	$279	(14)%

NM Not meaningful

2Q22 vs. 2Q21
Net income was $50 million, compared to net income of $473 million in the prior-year period. The decline in net income was primarily driven by certain income tax benefit items related to non-U.S. operations in the prior-year period, as well as the release of a portion of a CTA loss (net of hedges) from AOCI, recorded in discontinued operations, related to the substantial liquidation of a U.K. consumer legacy operation (for additional information, see Note 2). As discussed above, the other portion of the CTA loss was recorded in revenues in Legacy Franchises. The decline in net income was partially offset by lower expenses and modestly higher revenues.
Revenues increased 12%, primarily driven by higher net revenue from the investment portfolio, largely due to higher interest rates.
Expenses decreased 48%, driven by certain settlements and the benefit of FX translation in the current period.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

2022 YTD vs. 2021 YTD
Year-to-date, Corporate/Other experienced similar trends
to those described above. Net income was $239 million, compared to net income of $279 million in the prior-year period, driven by the same factors described above.
Revenues increased 64%, driven by the same factors described above.
Expenses decreased 32%, driven by the same factors described above.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2021 Form 10-K.
During the second quarter of 2022, Citi returned a total of $1.3 billion of capital to common shareholders in the form of $1.0 billion in dividends and $0.3 billion in share repurchases totaling approximately 5 million common shares. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 11.9% as of June 30, 2022, compared to 11.4% as of March 31, 2022 and 12.2% as of December 31, 2021, relative to a required regulatory minimum CET1 Capital ratio of 10.5% under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.7% as of June 30, 2022, compared to 11.4% as of March 31, 2022 and 12.3% as of December 31, 2021, relative to an effective regulatory minimum CET1 Capital ratio requirement of 10.0% under the Advanced Approaches.
Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from March 31, 2022, driven primarily by net income, a decrease in risk-weighted assets and the impact related to the closing of the Australia consumer banking sale, partially offset by interest rate-related adverse net movements in AOCI and the return of capital to common shareholders.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches from year-end 2021, as the interest rate-related adverse net movements in AOCI and the return of capital to common shareholders were partially offset by year-to-date net income of $8.9 billion and the impact related to the closing of the Australia consumer banking sale. The decline in the CET1 Capital ratio also reflected higher risk-weighted assets due to adoption of the Standardized Approach for Counterparty Credit Risk (SA-CCR) under both the Standardized Approach and Advanced Approaches. The increase in risk-weighted assets from SA-CCR under the Standardized Approach was more than offset by lower risk-weighted assets due to business-driven declines in derivatives and repo-style transactions. For additional information on SA-CCR, see “Capital Resources” in Citi’s First Quarter of 2022 Form 10-Q.

Stress Capital Buffer
In June 2022, the Federal Reserve Board communicated that Citi’s Stress Capital Buffer (SCB) requirement (which will be finalized by the end of August 2022) is expected to increase from the current requirement of 3.0% to 4.0% for the four-quarter window of October 1, 2022 to September 30, 2023.
Accordingly, effective October 1, 2022, Citi will be required to maintain an 11.5% effective minimum CET1 Capital ratio under the Standardized Approach, incorporating this SCB and its current GSIB surcharge of 3.0%. Citi’s effective minimum CET1 Capital ratio requirement under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) will remain unchanged at 10.0%.
As previously disclosed, commencing January 1, 2023, Citi’s GSIB surcharge will increase from 3.0% to 3.5%, which will be applicable to both the Standardized and the Advanced Approaches, resulting in a required minimum CET1 Capital ratio of 12.0% under the Standardized Approach and 10.5% under the Advanced Approaches, both as of such date.
The SCB applies to Citigroup only. The regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB. For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2021 Form 10-K. For additional information regarding CCAR and DFAST, see “Capital Resources—Stress Testing Component of Capital Planning” in Citi’s 2021 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s effective minimum risk-based capital requirements as of June 30, 2022, March 31, 2022 and December 31, 2021:

	Advanced Approaches			Standardized Approach
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital ratio(1)	10.0%	10.0%	10.0%	10.5%	10.5%	10.5%
Tier 1 Capital ratio(1)	11.5	11.5	11.5	12.0	12.0	12.0
Total Capital ratio(1)	13.5	13.5	13.5	14.0	14.0	14.0

(1)Citi’s effective minimum risk-based capital requirements include the 3.0% Stress Capital Buffer and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). These effective minimum requirements are applicable through September 30, 2022. See “Stress Capital Buffer” above for more information.

The following tables present Citi’s capital components and ratios:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital(1)	$144,893	$143,749	$149,305	$144,893	$143,749	$149,305
Tier 1 Capital	165,159	164,015	169,568	165,159	164,015	169,568
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	187,350	186,980	194,006	196,408	197,133	203,838
Total Risk-Weighted Assets	1,235,956	1,259,935	1,209,374	1,217,459	1,263,298	1,219,175
Credit Risk(1)	$861,298	$885,880	$840,483	$1,135,558	$1,178,657	$1,135,906
Market Risk	79,912	81,797	78,634	81,901	84,641	83,269
Operational Risk	294,746	292,258	290,257	—	—	—
Common Equity Tier 1 Capital ratio(2)	11.72%	11.41%	12.35%	11.90%	11.38%	12.25%
Tier 1 Capital ratio(2)	13.36	13.02	14.02	13.57	12.98	13.91
Total Capital ratio(2)	15.16	14.84	16.04	16.13	15.60	16.72

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2022	March 31, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(1)(3)		$2,344,675	$2,337,375	$2,351,434
Total Leverage Exposure(1)(4)		2,935,289	2,939,533	2,957,764
Tier 1 Leverage ratio	4.0%	7.04%	7.02%	7.21%
Supplementary Leverage ratio	5.0	5.63	5.58	5.73

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(2)Citi’s binding Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(3)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at June 30, 2022 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2022.

Components of Citigroup Capital

In millions of dollars	June 30, 2022	December 31, 2021
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$180,150	$183,108
Add: Qualifying noncontrolling interests	129	143
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	2,271	3,028
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(2,106)	101
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	2,145	(896)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	19,504	20,619
Identifiable intangible assets other than MSRs, net of related DTLs	3,599	3,800
Less: Defined benefit pension plan net assets; other	2,038	2,080
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,679	11,270
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	798	—
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$144,893	$149,305
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,864	$18,864
Qualifying trust preferred securities(6)	1,403	1,399
Qualifying noncontrolling interests	30	34
Regulatory capital deductions:
Less: Other	31	34
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,266	$20,263
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$165,159	$169,568
Tier 2 Capital
Qualifying subordinated debt	$17,338	$20,064
Qualifying trust preferred securities(7)	—	248
Qualifying noncontrolling interests	37	42
Eligible allowance for credit losses(2)(8)	14,226	14,209
Regulatory capital deduction:
Less: Other	352	293
Total Tier 2 Capital (Standardized Approach)	$31,249	$34,270
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$196,408	$203,838
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(9,058)	$(9,832)
Total Tier 2 Capital (Advanced Approaches)	$22,191	$24,438
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$187,350	$194,006
(1)Issuance costs of $131 million related to outstanding noncumulative perpetual preferred stock at June 30, 2022 and December 31, 2021 are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $26.5 billion of net DTAs at June 30, 2022, $15.8 billion was included in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $10.7 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of June 30, 2022 was $12.5 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards as well as DTAs from temporary differences that exceed 10%/15% limitations. The amount excluded was reduced by $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2022, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. At December 31, 2021, none of these assets were in excess of the 10%/15% limitations.
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
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.2 billion and $4.4 billion at June 30, 2022 and December 31, 2021, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Common Equity Tier 1 Capital, beginning of period	$143,749	$149,305
Net income	4,547	8,853
Common and preferred dividends declared	(1,248)	(2,541)
Net increase in treasury stock	(244)	(2,748)
Net increase in common stock and additional paid-in capital	160	207
Net change in foreign currency translation adjustment net of hedges, net of tax	(1,630)	(1,644)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(1,501)	(5,778)
Net change in defined benefit plans liability adjustment, net of tax	(89)	82
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(151)	(281)
Net decrease in excluded component of fair value hedges	9	57
Net decrease in goodwill, net of related DTLs	616	1,115
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	99	201
Net decrease in defined benefit pension plan net assets	204	18
Net change in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	22	(409)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	359	(798)
Net change in CECL transition provision	—	(757)
Other	(9)	11
Net change in Common Equity Tier 1 Capital	$1,144	$(4,412)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$144,893	$144,893
Additional Tier 1 Capital, beginning of period	$20,266	$20,263
Net increase in qualifying trust preferred securities	2	4
Other	(2)	(1)
Net change in Additional Tier 1 Capital	$—	$3
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$165,159	$165,159
Tier 2 Capital, beginning of period (Standardized Approach)	$33,118	$34,270
Net decrease in qualifying subordinated debt	(1,322)	(2,726)
Net change in eligible allowance for credit losses	(532)	17
Other	(15)	(312)
Net decrease in Tier 2 Capital (Standardized Approach)	$(1,869)	$(3,021)
Tier 2 Capital, end of period (Standardized Approach)	$31,249	$31,249
Total Capital, end of period (Standardized Approach)	$196,408	$196,408
Tier 2 Capital, beginning of period (Advanced Approaches)	$22,965	$24,438
Net decrease in qualifying subordinated debt	(1,322)	(2,726)
Net increase in excess of eligible credit reserves over expected credit losses	563	791
Other	(15)	(312)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(774)	$(2,247)
Tier 2 Capital, end of period (Advanced Approaches)	$22,191	$22,191
Total Capital, end of period (Advanced Approaches)	$187,350	$187,350

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total Risk-Weighted Assets, beginning of period	$1,263,298	$1,219,175
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(6,611)	(3,346)
Repo-style transactions(2)	(9,087)	(11,915)
Securitization exposures	(356)	(836)
Equity exposures(3)	(3,212)	(1,896)
Over-the-counter (OTC) derivatives(4)	(18,542)	27,178
Other exposures	(2,600)	(2,106)
Off-balance sheet exposures(5)	(2,691)	(7,427)
Net decrease in Credit Risk-Weighted Assets	$(43,099)	$(348)
Changes in Market Risk-Weighted Assets
Risk levels	$(4,122)	$(3,859)
Model and methodology updates	1,382	2,491
Net decrease in Market Risk-Weighted Assets(6)	$(2,740)	$(1,368)
Total Risk-Weighted Assets, end of period	$1,217,459	$1,217,459

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three and six months ended June 30, 2022 primarily due to decreases in wholesale and consumer loans, partially offset by increases in cash deposits and held-to-maturity securities.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and six months ended June 30, 2022 primarily due to exposure-driven decreases of repurchase agreements.
(3)Equity exposures decreased during the three months ended June 30, 2022 primarily due to decreases in market share prices of various investments.
(4)OTC derivatives decreased during the three months ended June 30, 2022 primarily due to decreases in equities, commodities and rates. OTC derivatives increased during the six months ended June 30, 2022 primarily due to the adoption of SA-CCR, partially offset by decreases in equities, commodities and rates. For additional information on SA-CCR, see “Capital Resources” in Citi’s First Quarter of 2022 Form 10-Q.
(5)Off-balance sheet exposures decreased during the six months ended June 30, 2022 primarily due to a decrease in wholesale loan commitments.
(6)Market risk-weighted assets decreased during the three and six months ended June 30, 2022 primarily due to exposure changes, partially offset by changes in model inputs regarding volatility and the correlation between market risk factors.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total Risk-Weighted Assets, beginning of period	$1,259,935	$1,209,374
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	6,092	4,191
Wholesale exposures(2)	(12,806)	(3,870)
Repo-style transactions(3)	(3,922)	(9,673)
Securitization exposures	278	476
Equity exposures(4)	(3,228)	(1,523)
Over-the-counter (OTC) derivatives(5)	(7,155)	10,005
Derivatives CVA(6)	(9,292)	16,241
Other exposures(7)	6,316	4,709
Supervisory 6% multiplier	(865)	259
Net change in Credit Risk-Weighted Assets	$(24,582)	$20,815
Changes in Market Risk-Weighted Assets
Risk levels	$(3,267)	$(1,213)
Model and methodology updates	1,382	2,491
Net change in Market Risk-Weighted Assets(8)	$(1,885)	$1,278
Net increase in Operational Risk-Weighted Assets	$2,488	$4,489
Total Risk-Weighted Assets, end of period	$1,235,956	$1,235,956

(1)Retail exposures increased during the three and six months ended June 30, 2022 primarily due to increases in qualifying revolving (cards) exposures and model recalibrations.
(2)Wholesale exposures decreased during the three and six months ended June 30, 2022 primarily due to decreases in wholesale loans and available-for-sale securities.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and six months ended June 30, 2022 primarily due to exposure-driven decreases of repurchase agreements.
(4)Equity exposures decreased during the three months ended June 30, 2022 primarily due to decreases in market share prices of various investments.
(5)OTC derivatives decreased during the three months ended June 30, 2022 primarily due to decreases in equities and commodities. OTC derivatives increased during the six months ended June 30, 2022 primarily due to the adoption of SA-CCR, partially offset by decreases in equities and commodities. For additional information on SA-CCR, see “Capital Resources” in Citi’s First Quarter of 2022 Form 10-Q.
(6)Derivatives CVA decreased during the three months ended June 30, 2022 primarily due to decreases in equities and rates. Derivatives CVA increased during the six months ended June 30, 2022 primarily due to the adoption of SA-CCR, partially offset by decreases in equities and rates. For additional information on SA-CCR, see “Capital Resources” in Citi’s First Quarter of 2022 Form 10-Q.
(7)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three and six months ended June 30, 2022 primarily due to increases in various other assets.
(8)Market risk-weighted assets decreased during the three months ended June 30, 2022 primarily due to exposure changes, partially offset by changes in model inputs regarding volatility and the correlation between market risk factors. Market risk-weighted assets increased during the six months ended June 30, 2022 primarily due to changes in model inputs regarding volatility and the correlation between market risk factors, partially offset by exposure changes.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	June 30, 2022	March 31, 2022	December 31, 2021
Tier 1 Capital	$165,159	$164,015	$169,568
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,382,324	$2,376,310	$2,389,237
Certain off-balance sheet exposures:(3)
Potential future exposure on derivative contracts	178,183	200,710	222,241
Effective notional of sold credit derivatives, net(4)	33,187	30,493	23,788
Counterparty credit risk for repo-style transactions(5)	20,022	23,902	25,775
Other off-balance sheet exposures	359,222	347,053	334,526
Total of certain off-balance sheet exposures	$590,614	$602,158	$606,330
Less: Tier 1 Capital deductions	37,649	38,935	37,803
Total Leverage Exposure	$2,935,289	$2,939,533	$2,957,764
Supplementary Leverage ratio	5.63%	5.58%	5.73%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.6% at June 30, 2022 and March 31, 2022, compared to 5.7% at December 31, 2021. The ratio remained largely unchanged from the first quarter of 2022. The ratio decreased from the fourth quarter of 2021, primarily driven by a reduction in Tier 1 Capital resulting from interest rate-related adverse net movements in AOCI and the return of capital to common shareholders, partially offset by year-to-date net income of $8.9 billion.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital(2)		$148,742	$147,400	$148,548	$148,742	$147,400	$148,548
Tier 1 Capital		150,870	149,527	150,679	150,870	149,527	150,679
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		166,094	165,783	166,921	174,213	174,315	175,427
Total Risk-Weighted Assets		1,057,336	1,063,411	1,017,774	1,068,525	1,094,456	1,066,015
Credit Risk(2)		$780,785	$787,496	$737,802	$1,023,309	$1,043,646	$1,016,293
Market Risk		44,755	48,434	48,089	45,216	50,810	49,722
Operational Risk		231,796	227,481	231,883	—	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.0%	14.07%	13.86%	14.60%	13.92%	13.47%	13.93%
Tier 1 Capital ratio(4)(5)	8.5	14.27	14.06	14.80	14.12	13.66	14.13
Total Capital ratio(4)(5)	10.5	15.71	15.59	16.40	16.30	15.93	16.46

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2022	March 31, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(2)(6)		$1,680,846	$1,697,393	$1,716,596
Total Leverage Exposure(2)(7)		2,178,239	2,210,947	2,236,839
Tier 1 Leverage ratio(5)	5.0%	8.98%	8.81%	8.78%
Supplementary Leverage ratio(5)	6.0	6.93	6.76	6.74

(1)Citibank’s effective minimum risk-based capital requirements are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
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
(4)Citibank’s binding Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citibank’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
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

As indicated in the table above, Citibank’s capital ratios at June 30, 2022 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of June 30, 2022.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2022. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.1	0.8	1.2
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.3
Citibank
Advanced Approaches	0.9	1.3	0.9	1.4	0.9	1.5
Standardized Approach	0.9	1.3	0.9	1.3	0.9	1.5

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2022, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $11 billion, which exceeded the minimum requirement by $6 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $28 billion at June 30, 2022, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2022.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.

	June 30, 2022
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$329	$157
% of Advanced Approaches risk- weighted assets	26.6%	12.7%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$51	$46
% of Total Leverage Exposure	11.2%	5.4%
Effective minimum requirement	9.5	4.5
Surplus amount	$50	$25

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.

As of June 30, 2022, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $25 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance Risks” in Citi’s 2021 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of June 30, 2022:

	Citigroup				Citibank
	Effective Minimum Requirement, Advanced Approaches	Effective Minimum Requirement, Standardized Approach	Advanced Approaches	Standardized Approach	Effective Minimum Requirement(2)	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	10.5%	11.50%	11.68%	7.0%	13.87%	13.73%
Tier 1 Capital ratio	11.5	12.0	13.15	13.35	8.5	14.08	13.93
Total Capital ratio	13.5	14.0	14.95	15.92	10.5	15.52	16.12

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	6.92%	5.0%	8.86%
Supplementary Leverage ratio	5.0	5.52	6.0	6.83

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)Citibank’s effective minimum requirements were the same under the Standardized Approach and the Advanced Approaches framework.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). RoTCE represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share represents average TCE divided by average common shares outstanding. Other companies may calculate these measures differently. TCE, RoTCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	June 30, 2022	December 31, 2021
Total Citigroup stockholders’ equity	$199,014	$201,972
Less: Preferred stock	18,995	18,995
Common stockholders’ equity	$180,019	$182,977
Less:
Goodwill	19,597	21,299
Identifiable intangible assets (other than MSRs)	3,926	4,091
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	1,081	510
Tangible common equity (TCE)	$155,415	$157,077
Common shares outstanding (CSO)	1,936.7	1,984.4
Book value per share (common stockholders’ equity/CSO)	$92.95	$92.21
Tangible book value per share (TCE/CSO)	80.25	79.16

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Net income available to common shareholders	$4,309	$5,940	$8,336	$13,590
Average common stockholders’ equity	178,981	183,231	180,075	181,826
Average TCE	154,439	156,946	155,318	155,760
Return on average common stockholders’ equity	9.7%	13.0%	9.3%	15.1%
RoTCE	11.2	15.2	10.8	17.6

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

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG and the Mexico SBMM component of Legacy Franchises (excluding certain loans managed on a delinquency basis, loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	June 30, 2022				March 31, 2022				December 31, 2021
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$158	$117	$21	$296	$164	$117	$21	$302	$145	$119	$20	$284
Unfunded lending commitments (off-balance sheet)(2)	141	264	9	414	148	268	10	426	147	269	13	429
Total exposure	$299	$381	$30	$710	$312	$385	$31	$728	$292	$388	$33	$713

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	June 30, 2022	March 31, 2022	December 31, 2021
North America	56%	56%	56%
EMEA	25	25	25
Asia	12	13	13
Latin America	7	6	6
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2022	March 31, 2022	December 31, 2021
AAA/AA/A	50%	49%	48%
BBB	33	33	34
BB/B	15	16	16
CCC or below	2	2	2
Total	100%	100%	100%

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
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2022. Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2022	March 31, 2022	December 31, 2021
Transportation and industrials	20%	20%	20%
Technology, media and telecom	12	12	12
Consumer retail	11	11	11
Real estate	10	9	10
Power, chemicals, metals and mining	9	9	9
Banks and finance companies	9	9	8
Asset managers and funds	7	8	8
Energy and commodities	7	7	7
Health	5	5	5
Insurance	4	4	4
Public sector	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2022:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$138,776	$53,641	$85,135	$107,569	$19,402	$11,304	$501	$254	$(17)	$(8,281)
Autos(4)	46,698	18,516	28,182	39,064	5,195	2,319	120	63	—	(2,976)
Transportation	25,413	11,394	14,019	18,245	2,701	4,293	174	21	(23)	(1,293)
Industrials	66,665	23,731	42,934	50,260	11,506	4,692	207	170	6	(4,012)
Technology, media and telecom	85,235	31,428	53,807	66,879	14,677	3,380	299	174	2	(5,942)
Consumer retail	78,690	34,924	43,766	61,970	12,749	3,335	636	253	10	(4,833)
Real estate	70,343	47,001	23,342	60,352	6,520	3,469	2	68	3	(670)
Power, chemicals, metals and mining	63,355	19,886	43,469	49,982	11,889	1,226	258	243	9	(4,842)
Power	24,427	4,975	19,452	19,951	4,024	342	110	9	—	(2,227)
Chemicals	24,992	8,624	16,368	20,717	3,697	469	109	71	9	(2,006)
Metals and mining	13,936	6,287	7,649	9,314	4,168	415	39	163	—	(609)
Banks and finance companies	64,180	39,794	24,386	53,433	6,704	3,999	44	118	14	(937)
Asset managers and funds	47,022	21,154	25,868	45,669	1,242	107	4	392	—	(866)
Energy and commodities(5)	52,574	16,822	35,752	43,821	6,577	1,962	214	132	1	(3,532)
Health	33,619	9,161	24,458	28,287	4,585	736	11	121	(1)	(2,485)
Insurance	29,489	3,519	25,970	28,558	928	3	—	28	—	(2,658)
Public sector	25,428	14,668	10,760	22,040	1,462	1,716	210	46	—	(1,444)
Financial markets infrastructure	13,472	124	13,348	13,450	22	—	—	1	—	(19)
Securities firms	1,408	701	707	330	906	170	2	9	—	(3)
Other industries	6,237	3,148	3,089	3,834	1,998	340	65	50	2	(335)
Total	$709,828	$295,971	$413,857	$586,174	$89,661	$31,747	$2,246	$1,889	$23	$(36,847)

(1)    Excludes $1.2 billion and $0.1 billion of funded and unfunded exposure at June 30, 2022, respectively, primarily related to the delinquency-managed loans and unearned income. Funded balance also excludes loans carried at fair value of $4.5 billion at June 30, 2022.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $36.9 billion of purchased credit protection, $33.6 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.3 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $28.3 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.0 billion ($6.4 billion in funded, with 100% rated investment grade) as of June 30, 2022.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2022, Citi’s total exposure to these energy-related entities was approximately $5.3 billion, of which approximately $2.7 billion consisted of direct outstanding funded loans.

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
At June 30, 2022, March 31, 2022 and December 31, 2021, ICG had economic hedges on the corporate credit portfolio of $36.8 billion, $37.9 billion and $39.3 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2022	March 31, 2022	December 31, 2021
AAA/AA/A	37%	38%	35%
BBB	44	46	49
BB/B	14	13	13
CCC or below	5	3	3
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	2Q21	3Q21(2)	4Q21(2)	1Q22(2)	2Q22(2)
Personal Banking and Wealth Management
U.S. Personal Banking
Cards
Branded cards	$82.1	$82.8	$87.9	$85.9	$91.6
Retail services	42.7	42.7	46.0	44.1	45.8
Retail banking
Mortgages(5)	31.0	30.5	30.2	30.5	32.3
Personal, small business and other	3.3	2.9	2.8	2.8	3.1
Global Wealth(3)(4)
Cards	3.7	3.7	4.0	3.8	4.0
Mortgages(5)	72.8	73.9	74.6	75.4	77.8
Personal, small business and other(6)	73.2	72.7	72.7	71.0	67.0
Total	$308.8	$309.2	$318.2	$313.5	$321.6
Legacy Franchises
Asia Consumer(7)	$53.5	$42.9	$41.1	$19.5	$17.3
Mexico Consumer (excludes Mexico SBMM)	13.5	13.0	13.3	13.6	13.5
Legacy Holdings Assets(8)	5.0	4.2	3.9	3.7	3.2
Total	$72.0	$60.1	$58.3	$36.8	$34.0
Total consumer loans	$380.8	$369.3	$376.5	$350.3	$355.6

(1)End-of-period loans include interest and fees on credit cards.
(2)Legacy Franchises—2Q22 Asia Consumer loan balances exclude approximately $19 billion of loans ($13 billion of retail banking loans and $6 billion of credit card loan balances) reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s signed agreements to sell its consumer banking businesses in eight countries (see Legacy Franchises above and Note 2 for additional information). The Philippines consumer banking business was reclassified to HFS starting 4Q21. The Indonesia, Malaysia, Thailand, Vietnam, Taiwan, India and Bahrain consumer banking businesses were reclassified to HFS starting 1Q22. In addition, the Australia consumer banking business was also reclassified to HFS starting from 3Q21 until the closing of its sale June 1, 2022. Accordingly, loans from these businesses are excluded from the Asia Consumer loan balances as of such periods.
(3)Consists of $94.6 billion, $94.1 billion, $92.7 billion, $92.0 billion and $91.7 billion of loans in North America as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively. For additional information on the credit quality of the Global Wealth portfolio, see Note 13.
(4)Consists of $54.2 billion, $56.1 billion, $58.6 billion, $58.3 billion and $58.0 billion of loans outside of North America as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively.
(5)See Note 13 for details on loan-to-value ratios for the portfolios, and FICO scores for the U.S. portfolio.
(6)At June 30, 2022, includes approximately $55 billion of classifiably managed loans. Over 90% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low NCLs. As discussed below, approximately 94% of the classifiably managed portion of these loans are investment grade. See “Consumer Loan Delinquencies Amounts and Ratios” below for details on the delinquency-managed portfolio.
(7)Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
(8)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Consumer Credit Trends

Personal Banking and Wealth Management (PBWM)

Personal Banking and Wealth Management

As indicated above, PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking provides cards products through Branded cards and Retail services, and mortgages and home equity, small business and personal consumer loans through Citi’s Retail banking network. The Retail bank is concentrated in six major metropolitan cities in the U.S. Global Wealth provides cards, mortgages and personal, small business and other consumer loans through the Private bank, as well as Citigold loans in Asia and the U.S.
As of June 30, 2022, approximately 43% of PBWM consumer loans consisted of Branded cards and Retail services card loans, which generally drives the overall credit performance of PBWM.
As shown in the chart above, the second quarter of 2022 net credit loss rate in PBWM was broadly stable quarter-over-quarter and decreased year-over-year, primarily reflecting high payment rates in Branded cards and Retail services, driven by the continued impact of government stimulus, unemployment benefits and consumer relief programs.
PBWM’s 90+ days past due delinquency rate remained broadly stable quarter-over-quarter. The 90+ days past due delinquency rate decreased year-over-year, primarily due to the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

Branded Cards

U.S. Personal Banking’s Branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the second quarter of 2022 net credit loss rate in Branded cards increased quarter-over-quarter, driven by a modest increase in net flow rates, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate remained broadly stable quarter-over-quarter, as the increase in net flow rates was offset by higher volumes, and decreased year-over year, primarily reflecting the continued impact of high payment rates, driven by government stimulus, unemployment benefits and consumer relief programs.

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
As shown in the chart above, the second quarter of 2022 net credit loss rate in Retail services increased quarter-over-quarter, driven by a modest increase in net flow rates, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and increased year-over-year, driven by a modest increase in net flow rates.
For additional information on cost of credit, delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 13.

Retail Banking

The Retail banking portfolio (within U.S. Personal Banking) consists primarily of consumer mortgages and other secured lending products such as small business loans, and personal loans. The portfolio is generally delinquency managed, where Citi evaluates credit risk based on FICO scores, delinquencies and the value of underlying collateral. The mortgages in this portfolio have historically been extended to high credit quality customers, generally with loan-to-value ratios that are less than 80% on first and second mortgages. For additional information, see “Loan-to-Value (LTV) Ratios” in Note 13.
As shown in the chart above, the net credit loss rate in Retail banking for the second quarter of 2022 decreased quarter-over-quarter, due to industry-wide episodic overdraft losses in the prior quarter and early in the second quarter, and increased year-over-year, primarily driven by the episodic losses.
The 90+ days past due delinquency rate declined quarter-over-quarter and year-over-year, primarily reflecting the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

Global Wealth

The Global Wealth credit portfolio primarily consists of consumer mortgages, cards and other lending products extended to customer segments that range from the affluent to ultra-high-net-worth through both the Private bank and Citigold. These customer segments represent a target market that is characterized by historically low default rates and delinquencies.
As of June 30, 2022, $54.8 billion, or 37%, of the portfolio was classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 94% is rated investment grade. In the chart above, while the delinquency rate is calculated only for the delinquency-managed portfolio, the net credit loss rate is calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As shown in the chart above, the net credit loss rate for the second quarter of 2022 was largely stable quarter-over-quarter and declined year-over-year, primarily driven by the impact of the charge-off of peak delinquent loans in Asia in early 2021, resulting in lower delinquencies that led to lower net credit losses. The 90+ days past due delinquency rate declined quarter-over‐quarter, and was unchanged year-over-year.

Legacy Franchises
Legacy Franchises provides traditional retail banking and branded card products to retail and small business customers in Asia Consumer and Mexico Consumer.

Asia(1) Consumer
(1)Asia Consumer includes Legacy Franchises activities in certain EMEA countries for all periods presented.

As of June 30, 2022, Asia Consumer operated in the remaining 12 countries in Asia and EMEA (Australia was included until its sale on June 1, 2022) and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the net credit loss rate in Asia Consumer for the second quarter of 2022 decreased quarter-over-quarter and year-over-year, driven by the impact of the charge-off of peak delinquent loans in early 2021, resulting in lower delinquencies that led to lower net credit losses in the current quarter. The decrease was also driven by the reclassification of approximately $19 billion of loans ($13 billion of retail banking loans and $6 billion of credit card loan balances) to held-for-sale as a result of Citi’s agreements to sell its consumer banking businesses in the Philippines, Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (Asia HFS reclass).
The 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and decreased year-over-year, mainly driven by the impact of the Asia HFS reclass and the charge-off of peak delinquencies.
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
As shown in the chart above, the second quarter of 2022 net credit loss rate in Mexico Consumer decreased quarter-over-quarter and year-over-year, driven by the impact of the charge-off of peak delinquencies in early 2021, resulting in lower delinquencies that led to lower net credit losses in the current quarter. The decline was also driven by growth in card balances.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, driven by the impact of the charge-off of peak delinquencies and high payment rates.

For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see PBWM and Legacy Franchises results of operations above and Note 13.

U.S. Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s Branded cards and Retail services portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Branded Cards

FICO distribution(1)	June 30, 2022	March 31, 2022	June 30, 2021
> 760	49%	48%	49%
680–760	38	39	39
< 680	13	13	12
Total	100%	100%	100%

Retail Services

FICO distribution(1)	June 30, 2022	March 31, 2022	June 30, 2021
> 760	28%	27%	28%
680–760	43	44	45
< 680	29	29	27
Total	100%	100%	100%

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios remained largely stable compared to the prior quarter and declined modestly compared to the prior year. The FICO distribution continues to reflect strong underlying credit quality and a benefit from the continued impacts of government stimulus, unemployment benefits and customer relief programs, as well as lower credit utilization primarily by customers with lower FICO scores. See Note 13 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2022	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	March 31, 2022	June 30, 2021
Personal Banking and Wealth Management(3)(4)(5)
Total	$321.6	$1,383	$1,383	$1,366	$1,435	$1,397	$1,263
Ratio		0.52%	0.54%	0.55%	0.54%	0.55%	0.51%
U.S. Personal Banking
Total	$172.8	$1,128	$1,090	$1,124	$1,201	$1,159	$1,002
Ratio		0.66%	0.68%	0.71%	0.70%	0.71%	0.63%
Cards(4)
Total	137.4	949	910	920	1,009	987	770
Ratio		0.69%	0.70%	0.74%	0.73%	0.76%	0.62%
Branded cards	91.6	420	404	457	428	425	355
Ratio		0.46%	0.47%	0.56%	0.47%	0.49%	0.43%
Retail services	45.8	529	506	463	581	562	415
Ratio		1.16%	1.15%	1.08%	1.27%	1.27%	0.97%
Retail banking(3)	35.4	179	180	204	192	172	232
Ratio		0.52%	0.56%	0.61%	0.55%	0.53%	0.69%
Global Wealth delinquency-managed loans(5)	$94.0	$255	$293	$242	$234	$238	$261
Ratio		0.27%	0.32%	0.27%	0.25%	0.26%	0.29%
Global Wealth classifiably managed loans(6)	$54.8	N/A	N/A	N/A	N/A	N/A	N/A
Legacy Franchises
Total	$34.0	$393	$432	$857	$293	$316	$793
Ratio		1.16%	1.19%	1.20%	0.87%	0.87%	1.11%
Asia Consumer(7)(8)	17.3	51	54	349	70	62	466
Ratio		0.29%	0.28%	0.65%	0.40%	0.32%	0.87%
Mexico Consumer	13.5	174	180	249	159	177	216
Ratio		1.29%	1.32%	1.84%	1.18%	1.30%	1.60%
Legacy Holdings Assets (consumer)(9)	3.2	168	198	259	64	77	111
Ratio		5.60%	6.00%	5.51%	2.13%	2.33%	2.36%
Total Citigroup consumer	$355.6	$1,776	$1,815	$2,223	$1,728	$1,713	$2,056
Ratio		0.59%	0.63%	0.70%	0.58%	0.59%	0.64%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $119 million ($0.7 billion), $161 million ($0.9 billion) and $150 million ($0.7 billion) at June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $72 million, $62 million and $80 million at June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The EOP loans in the table include the guaranteed loans.
(4)The 90+ days past due balances for Branded cards and Retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless a notification of bankruptcy filing has been received earlier.
(5)Excludes EOP classifiably managed Private bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and therefore delinquency metrics are excluded from this table. As of June 30, 2022, March 31, 2022 and June 30, 2021, 94%, 92% and 95% of the Global Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Global Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(7)Asia Consumer includes delinquencies and loans in certain EMEA countries for all periods presented.

(8)Citi recently entered into agreements to sell certain Asia consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet, and hence the loans and related delinquencies and ratios are not included in this table. The reclassifications commenced as follows: Australia (3Q21, and closed on June 1, 2022), the Philippines (4Q21) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22). See Note 2 for additional information.
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $84 million ($0.2 billion), $124 million ($0.4 billion) and $125 million ($0.4 billion) at June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $27 million, $34 million and $48 million at June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The EOP loans in the table include the guaranteed loans.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q22	2Q22	1Q22	2Q21
Personal Banking and Wealth Management(2)
Total	$317.2	$699	$691	$862
Ratio		0.88%	0.90%	1.14%
U.S. Personal Banking
Total	$167.2	$679	$681	$818
Ratio		1.63%	1.71%	2.10%
Cards
Total	132.7	619	555	793
Ratio		1.87%	1.76%	2.61%
Branded cards	87.9	329	303	467
Ratio		1.50%	1.46%	2.36%
Retail services	44.8	290	252	326
Ratio		2.60%	2.31%	3.09%
Retail banking	34.5	60	126	25
Ratio		0.70%	1.54%	0.29%
Global Wealth	$150.0	$20	$10	$44
Ratio		0.05%	0.03%	0.12%
Legacy Franchises
Total	$35.3	$128	$150	$381
Ratio		1.45%	1.51%	2.08%
Asia Consumer(3)(4)	18.2	35	45	153
Ratio		0.77%	0.79%	1.13%
Mexico Consumer	13.5	105	122	250
Ratio		3.12%	3.78%	7.43%
Legacy Holdings Assets (consumer)	3.6	(12)	(17)	(22)
Ratio		(1.34)%	(1.72)%	(1.52)%
Total Citigroup	$352.5	$827	$841	$1,243
Ratio		0.94%	0.97%	1.32%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia Consumer includes NCLs and average loans in certain EMEA countries (Russia, Poland and Bahrain) for all periods presented.
(4)Citi recently entered into agreements to sell certain Asia consumer banking businesses, which have been reclassified as HFS in Other assets and Other liabilities on the Consolidated Balance Sheet. As a result, approximately $50 million and $53 million in related net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) in the second and first quarters of 2022, respectively. Accordingly, these NCLs are not included in this table. The reclassifications commenced as follows: Australia (3Q21, and closed on June 1, 2022), the Philippines (4Q21) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22). See Note 2 for additional information.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2022	2022	2021	2021	2021
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$88,662	$84,569	$83,361	$83,593	$83,227
Home equity loans(2)	5,074	5,328	5,745	6,194	6,892
Credit cards	137,412	129,989	133,868	125,526	124,823
Personal, small business and other	39,436	41,297	40,713	39,909	40,835
Total	$270,584	$261,183	$263,687	$255,222	$255,777
In offices outside North America(1)
Residential mortgages(2)	$28,129	$29,017	$37,889	$46,920	$43,260
Credit cards	11,858	11,546	17,808	17,763	20,776
Personal, small business and other	45,034	48,582	57,150	49,387	60,991
Total	$85,021	$89,145	$112,847	$114,070	$125,027
Consumer loans, net of unearned income(3)	$355,605	$350,328	$376,534	$369,292	$380,804
Corporate loans
In North America offices(1)
Commercial and industrial	$55,823	$54,063	$48,364	$52,988	$49,759
Financial institutions	46,088	47,930	49,804	44,172	46,369
Mortgage and real estate(2)	17,359	17,536	15,965	16,422	15,801
Installment and other	20,466	18,812	20,143	16,944	16,985
Lease financing	379	379	415	425	547
Total	$140,115	$138,720	$134,691	$130,951	$129,461
In offices outside North America(1)
Commercial and industrial	$108,274	$112,732	$102,735	$105,124	$104,857
Financial institutions	24,654	27,657	22,158	25,013	27,285
Mortgage and real estate(2)	4,455	4,705	4,374	4,749	4,886
Installment and other	19,862	21,275	22,812	25,277	25,092
Lease financing	53	47	40	47	54
Governments and official institutions	4,315	4,205	4,423	4,311	4,395
Total	$161,613	$170,621	$156,542	$164,521	$166,569
Corporate loans, net of unearned income(4)	$301,728	$309,341	$291,233	$295,472	$296,030
Total loans—net of unearned income	$657,333	$659,669	$667,767	$664,764	$676,834
Allowance for credit losses on loans (ACLL)	(15,952)	(15,393)	(16,455)	(17,715)	(19,238)
Total loans—net of unearned income and ACLL	$641,381	$644,276	$651,312	$647,049	$657,596
ACLL as a percentage of total loans— net of unearned income(5)	2.44%	2.35%	2.49%	2.69%	2.88%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.65%	3.53%	3.73%	4.09%	4.35%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.00%	1.00%	0.85%	0.91%	0.93%
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
(3)Consumer loans are net of unearned income of $631 million, $591 million, $629 million, $616 million and $633 million at June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of $(759) million, $(766) million, $(770) million, $(798) million and $(798) million at June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2022	2022	2021	2021	2021
Allowance for credit losses on loans (ACLL) at beginning of period	$15,393	$16,455	$17,715	$19,238	$21,638
Provision for credit losses on loans (PCLL)
Consumer	$1,440	$(372)	$(202)	$(180)	$(340)
Corporate	(56)	632	(108)	(8)	(786)
Total	$1,384	$260	$(310)	$(188)	$(1,126)
Gross credit losses on loans
Consumer
In U.S. offices	$934	$947	$802	$893	$1,131
In offices outside the U.S.	221	245	360	449	576
Corporate
In U.S. offices	21	29	27	17	42
In offices outside the U.S.	36	19	90	30	95
Total	$1,212	$1,240	$1,279	$1,389	$1,844
Gross recoveries on loans
Consumer
In U.S. offices	$265	$293	$273	$299	$324
In offices outside the U.S.	63	58	108	121	140
Corporate
In U.S. offices	2	13	8	5	38
In offices outside the U.S.	32	4	24	3	22
Total	$362	$368	$413	$428	$524
Net credit losses on loans (NCLs)
In U.S. offices	$688	$670	$548	$606	$811
In offices outside the U.S.	162	202	318	355	509
Total	$850	$872	$866	$961	$1,320
Other—net(1)(2)(3)(4)(5)(6)	$25	$(450)	$(84)	$(374)	$46
Allowance for credit losses on loans (ACLL) at end of period	$15,952	$15,393	$16,455	$17,715	$19,238
ACLL as a percentage of EOP loans(7)	2.44%	2.35%	2.49%	2.69%	2.88%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$2,193	$2,343	$1,871	$2,063	$2,073
Total ACLL and ACLUC	$18,145	$17,736	$18,326	$19,778	$21,311
Net consumer credit losses on loans	$827	$841	$781	$922	$1,243
As a percentage of average consumer loans	0.94%	0.97%	0.83%	0.98%	1.32%
Net corporate credit losses on loans	$23	$31	$85	$39	$77
As a percentage of average corporate loans	0.03%	0.04%	0.11%	0.05%	0.11%
ACLL by type at end of period(9)
Consumer	$12,983	$12,368	$14,040	$15,105	$16,566
Corporate	2,969	3,025	2,415	2,610	2,672
Total	$15,952	$15,393	$16,455	$17,715	$19,238

(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The second quarter of 2022 includes an increase of approximately $25 million related to FX translation.
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
(5)The third quarter of 2021 includes an approximate $280 million reclass related to the announced sale of Citi’s consumer banking business in Australia. The ACLL was reclassified to Other assets during 3Q21. 3Q21 consumer also includes a decrease of approximately $80 million related to FX translation.
(6)The second quarter of 2021 includes an increase of approximately $62 million related to FX translation.

(7)June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021 exclude $4.5 billion, $5.7 billion, $6.1 billion, $7.2 billion and $7.7 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2022
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$10.3	$137.4	7.5%
North America mortgages(3)	0.2	93.7	0.2
North America other(3)	0.7	39.4	1.8
International cards	0.9	11.9	7.6
International other(3)	0.9	73.2	1.2
Total	$13.0	$355.6	3.7%
Corporate
Commercial and industrial	$2.0	$161.3	1.2%
Financial institutions	0.2	70.4	0.3
Mortgage and real estate	0.3	21.8	1.4
Installment and other	0.5	43.7	1.1
Total	$3.0	$297.2	1.0%
Loans at fair value(1)	N/A	$4.5	N/A
Total Citigroup	$16.0	$657.3	2.4%

	December 31, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$10.8	$133.9	8.1%
North America mortgages(3)	0.5	89.1	0.6
North America other(3)	0.4	40.7	1.0
International cards	1.2	17.8	6.7
International other(3)	1.2	95.0	1.3
Total	$14.1	$376.5	3.7%
Corporate
Commercial and industrial	$1.6	$147.0	1.1%
Financial institutions	0.3	71.8	0.4
Mortgage and real estate	0.3	20.3	1.5
Installment and other	0.2	46.1	0.4
Total	$2.4	$285.2	0.8%
Loans at fair value(1)	N/A	$6.1	N/A
Total Citigroup	$16.5	$667.8	2.5%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded cards and Retail services. As of June 30, 2022, the $10.3 billion of ACLL represented approximately 50 months of coincident net credit loss coverage. As of June 30, 2022, Branded cards ACLL as a percentage of EOP loans was 6.3% and Retail services ACLL as a percentage of EOP loans was 9.8%. As of December 31, 2021, the $10.8 billion of loan loss reserves represented approximately 63 months of coincident net credit loss coverage. As of December 31, 2021, Branded cards ACLL as a percentage of EOP loans was 7.1% and Retail services ACLL as a percentage of EOP loans was 10.0%.
(3)Includes residential mortgages, retail loans and personal, small business and other loans, including those extended through the Private bank network.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	June 30, 2022
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$53,641	$736	1.4%
Technology, media and telecom	31,428	245	0.8
Consumer retail	34,924	518	1.5
Real estate	47,001	425	0.9
Power, chemicals, metals and mining	19,886	411	2.1
Banks and finance companies	39,794	142	0.4
Asset managers and funds	21,154	26	0.1
Energy and commodities	16,822	257	1.5
Health	9,161	78	0.9
Insurance	3,519	9	0.3
Public sector	14,668	59	0.4
Financial markets infrastructure	124	—	—
Securities firms	701	7	1.0
Other industries	3,148	48	1.5
Total classifiably managed loans(2)	$295,971	$2,961	1.0%
Loans managed on a delinquency basis(3)	$1,229	$8	0.7%
Total	$297,200	$2,969	1.0%

(1)    Funded exposure excludes loans carried at fair value of $4.5 billion that are not subject to ACLL under the CECL standard.
(2)    As of June 30, 2022, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 2.9% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans at June 30, 2022.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2022	2022	2021	2021	2021
Corporate non-accrual loans by region(1)(2)(3)
North America	$304	$462	$510	$923	$895
EMEA	712	688	367	407	447
Latin America	563	631	568	679	767
Asia	76	85	108	110	141
Total	$1,655	$1,866	$1,553	$2,119	$2,250
Corporate non-accrual loans(1)(2)(3)
Banking	$1,015	$1,323	$1,239	$1,739	$1,852
Services	353	297	70	74	81
Markets	11	13	12	13	12
Mexico SBMM	276	233	232	293	305
Total	$1,655	$1,866	$1,553	$2,119	$2,250
Consumer non-accrual loans(1)
Personal Banking and Global Wealth	$536	$586	$680	$637	$711
Asia Consumer(4)	34	38	209	259	303
Mexico Consumer	493	512	524	549	612
Legacy Holdings Assets—Consumer	317	381	413	425	506
Total	$1,380	$1,517	$1,826	$1,870	$2,132
Total non-accrual loans	$3,035	$3,383	$3,379	$3,989	$4,382

(1)Corporate loans are placed on non-accrual status based upon a review by Citigroup’s risk officers. Corporate non-accrual loans may still be current on interest payments. With limited exceptions, the following practices are applied for consumer loans: consumer loans, excluding credit cards and mortgages, are placed on non-accrual status at 90 days past due and are charged off at 120 days past due; residential mortgage loans are placed on non-accrual status at 90 days past due and written down to net realizable value at 180 days past due. Consistent with industry conventions, Citigroup generally accrues interest on credit card loans until such loans are charged off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures do not include credit card loans. The balances above represent non-accrual loans within Corporate loans and Consumer loans on the Consolidated Balance Sheet. While corporate non-accrual loans are down year-over-year and quarter-over-quarter, the increase from December 31, 2021 relates to Russia-related exposures, which are adequately reserved for.
(2)Approximately 52%, 66%, 56%, 58% and 55% of Citi’s corporate non-accrual loans were performing at June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively.
(3)The June 30, 2022 total corporate non-accrual loans represented 0.55% of total corporate loans.
(4)    Asia Consumer includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,866	$1,517	$3,383	$2,716	$2,374	$5,090
Additions	721	344	1,065	429	599	1,028
Sales and transfers to HFS	(5)	(36)	(41)	(439)	(135)	(574)
Returned to performing	(120)	(77)	(197)	(112)	(174)	(286)
Paydowns/settlements	(746)	(199)	(945)	(229)	(202)	(431)
Charge-offs	(56)	(140)	(196)	(128)	(348)	(476)
Other	(5)	(29)	(34)	13	18	31
Ending balance	$1,655	$1,380	$3,035	$2,250	$2,132	$4,382
	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,553	$1,826	$3,379	$3,046	$2,622	$5,668
Additions	1,541	643	2,184	904	1,297	2,201
Sales and transfers to HFS	(6)	(224)	(230)	(495)	(193)	(688)
Returned to performing	(253)	(256)	(509)	(112)	(409)	(521)
Paydowns/settlements	(1,069)	(295)	(1,364)	(778)	(376)	(1,154)
Charge-offs	(105)	(295)	(400)	(317)	(797)	(1,114)
Other	(6)	(19)	(25)	2	(12)	(10)
Ending balance	$1,655	$1,380	$3,035	$2,250	$2,132	$4,382

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2022	2022	2021	2021	2021
OREO
North America	$7	$14	$15	$10	$12
EMEA	—	—	—	—	—
Latin America	5	7	8	10	11
Asia	1	5	4	1	10
Total OREO	$13	$26	$27	$21	$33
Non-accrual assets
Corporate non-accrual loans	$1,655	$1,866	$1,553	$2,119	$2,250
Consumer non-accrual loans	1,380	1,517	1,826	1,870	2,132
Non-accrual loans (NAL)	$3,035	$3,383	$3,379	$3,989	$4,382
OREO	$13	$26	$27	$21	$33
Non-accrual assets (NAA)	$3,048	$3,409	$3,406	$4,010	$4,415
NAL as a percentage of total loans	0.46%	0.51%	0.51%	0.60%	0.65%
NAA as a percentage of total assets	0.13	0.14	0.15	0.17	0.19
ACLL as a percentage of NAL(1)	526%	455%	487%	444%	439%

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Jun. 30, 2022	Dec. 31, 2021
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$89	$103
Mortgage and real estate	2	2
Financial institutions	—	—
Other	16	20
Total	$107	$125
In offices outside the U.S.
Commercial and industrial(2)	$59	$133
Mortgage and real estate	14	18
Financial institutions	—	—
Other	23	8
Total	$96	$159
Total corporate renegotiated loans	$203	$284
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,309	$1,485
Cards	1,153	1,269
Installment and other	21	26
Total	$2,483	$2,780
In offices outside the U.S.
Mortgage and real estate	$144	$227
Cards	74	313
Installment and other	106	428
Total	$324	$968
Total consumer renegotiated loans	$2,807	$3,748

(1)Includes $194 million and $284 million of non-accrual loans included in the non-accrual loans table above at June 30, 2022 and December 31, 2021, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at June 30, 2022 and December 31, 2021, Citi may have modifications that were not considered TDRs because the modifications did not involve a concession or because they qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $531 million and $664 million of non-accrual loans included in the non-accrual loans table above at June 30, 2022 and December 31, 2021, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2021 Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021
Available cash	$188.1	$214.9	$259.3	$1.7	$2.2	$2.8	$189.8	$217.1	$262.2
U.S. sovereign	149.4	139.7	91.1	55.4	57.5	61.5	204.8	197.2	152.6
U.S. agency/agency MBS	54.4	49.8	41.5	4.6	5.2	5.2	59.0	55.0	46.7
Foreign government debt(1)	60.4	53.8	47.2	13.9	13.8	12.0	74.3	67.6	59.2
Other investment grade	2.0	1.9	1.7	1.3	1.4	0.3	3.3	3.3	1.9
Total HQLA (AVG)	$454.3	$460.1	$440.8	$76.9	$80.1	$81.8	$531.2	$540.2	$522.6

Note: The amounts shown in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts applicable under the U.S. LCR rule. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act.
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Singapore, Hong Kong and India.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA for the second quarter of 2022 decreased quarter-over-quarter, primarily driven by funding requirements at non-bank entities, partially offset by long-term debt issuances.
As of June 30, 2022, Citigroup had approximately $964 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021
HQLA	$531.2	$540.2	$522.6
Net outflows	460.2	466.2	461.7
LCR	115%	116%	113%
HQLA in excess of net outflows	$71.0	$74.0	$60.9

Note: The amounts are presented on an average basis.

As of June 30, 2022, Citigroup’s average LCR decreased from the quarter ended March 31, 2022. The decrease was primarily driven by a reduction in average HQLA, partially offset by a reduction in average net outflows.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level.
The final rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the final rule as of June 30, 2022.

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	2Q22	1Q22	2Q21
Personal Banking and Wealth Management
U.S. Retail banking	$34	$33	$35
U.S. Cards	133	128	122
Global Wealth	150	151	147
Total	$317	$312	$304
Institutional Clients Group
Services	$85	$81	$74
Banking	199	194	197
Markets	13	14	16
Total	$297	$289	$287
Total Legacy Franchises(1)	$43	$48	$79
Total Citigroup loans (AVG)	$657	$649	$670
Total Citigroup loans (EOP)	$657	$660	$677

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period loans decreased 3% year-over-year as growth in ICG and PBWM (up 2% and 4%, respectively) was more than offset by lower loans in Legacy Franchises. End-of-period loans were largely unchanged sequentially.
On an average basis, loans declined 2% year-over-year and increased 1% sequentially. The year-over-year decline was primarily due to Legacy Franchises, which more than offset growth in both PBWM and ICG. The decline in Legacy Franchises primarily reflected the reclassification of loans to Other assets to reflect held-for-sale accounting as a result of the signing of sales agreements for consumer franchises in Asia and EMEA. PBWM average loans increased 4% year-over-year, primarily driven by Branded cards, Retail services and Global Wealth. ICG average loans increased 3% year-over-year driven by trade finance.

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	2Q22	1Q22	2Q21
Personal Banking and Wealth Management
U.S. Personal Banking	$116	$118	$113
Global Wealth	319	329	297
Total	$435	$447	$410
Institutional Clients Group
TTS	$665	$664	$652
Securities services	137	135	137
Markets	28	27	29
Total	$830	$826	$818
Legacy Franchises(1)	$51	$55	$85
Corporate/Other	$7	$6	$8
Total Citigroup deposits (AVG)	$1,323	$1,334	$1,321
Total Citigroup deposits (EOP)	$1,322	$1,334	$1,310

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period deposits increased 1% year-over-year, largely driven by growth in Treasury and trade solutions (TTS) and Global Wealth. End-of-period deposits decreased 1% sequentially.
On an average basis, deposits were largely unchanged year-over-year and declined 1% sequentially. Year-over-year, average deposits reflected a decline in Legacy Franchises due to the impact of held-for-sale accounting as a result of the signing of sale agreements for consumer franchises in Asia and EMEA. The decline was largely offset by a 6% increase in PBWM, led by growth in both U.S. Personal Banking and Global Wealth. In addition, ICG average deposits grew 1% year-over-year, driven by an increase in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.0 years as of June 30, 2022, compared to 8.8 years as of the prior year and 8.5 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021
Non-bank(1)
Benchmark debt:
Senior debt	$120.3	$122.2	$127.8
Subordinated debt	24.0	24.7	26.2
Trust preferred	1.6	1.6	1.7
Customer-related debt	84.9	78.4	73.9
Local country and other(2)	7.8	7.8	6.3
Total non-bank	$238.6	$234.7	$235.9
Bank
FHLB borrowings	$2.3	$1.0	$9.5
Securitizations(3)	9.5	9.5	11.6
Citibank benchmark senior debt	2.6	3.5	3.7
Local country and other(2)	4.4	5.3	3.9
Total bank	$18.8	$19.3	$28.7
Total long-term debt	$257.4	$254.0	$264.6

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2022, non-bank included $70.8 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded cards receivables.

Citi’s total long-term debt outstanding declined 3% year-over-year, as declines in FHLB borrowings at the bank and unsecured benchmark senior debt at the non-bank entities were partially offset by the issuance of customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding increased 1%, largely driven by an increase in customer-related debt at the non-bank entities, partially offset by a decline in long-term debt at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2022, Citi redeemed or repurchased an aggregate of approximately $2.5 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q22		1Q22		2Q21
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$3.5	$6.0	$4.4	$13.8	$1.8	$8.7
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	0.1	—	—	—
Customer-related debt	5.0	21.8	7.5	14.5	8.5	15.4
Local country and other	0.3	0.4	0.4	0.9	1.0	1.5
Total non-bank	$8.8	$28.2	$12.4	$29.2	$11.3	$25.6
Bank
FHLB borrowings	$1.0	$2.3	$4.3	$—	$1.4	$—
Securitizations	—	—	—	—	1.2	—
Citibank benchmark senior debt	0.9	—	—	—	5.5	—
Local country and other	0.6	0.1	0.4	0.5	0.1	0.4
Total bank	$2.5	$2.4	$4.7	$0.5	$8.2	$0.4
Total	$11.3	$30.6	$17.1	$29.7	$19.5	$26.0

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2022, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2022:

	2022 YTD	Maturities
In billions of dollars		2022	2023	2024	2025	2026	2027	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$7.9	$2.2	$10.1	$10.6	$12.0	$21.2	$7.0	$57.2	$120.3
Subordinated debt	—	0.9	1.2	0.9	4.9	2.5	3.8	9.9	24.0
Trust preferred	0.1	—	—	—	—	—	—	1.6	1.6
Customer-related debt	12.5	5.0	13.6	14.3	9.3	5.3	5.7	31.7	84.9
Local country and other	0.7	1.7	2.8	—	—	0.7	—	2.6	7.8
Total non-bank	$21.2	$9.8	$27.7	$25.8	$26.2	$29.7	$16.5	$103.0	$238.6
Bank
FHLB borrowings	$5.3	$—	$2.3	$—	$—	$—	$—	$—	$2.3
Securitizations	—	2.1	3.3	1.4	0.4	—	0.8	1.5	9.5
Citibank benchmark senior debt	0.9	—	—	2.6	—	—	—	—	2.6
Local country and other	1.0	0.9	0.6	1.2	0.1	—	—	1.5	4.4
Total bank	$7.2	$3.0	$6.2	$5.2	$0.5	$—	$0.8	$3.0	$18.8
Total long-term debt	$28.4	$12.8	$33.9	$31.0	$26.7	$29.7	$17.3	$106.0	$257.4

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
Secured funding of $198 billion as of June 30, 2022 decreased 11% from the prior-year period and decreased 3% sequentially, driven by normal business activity. The average balance for secured funding was approximately $208 billion for the quarter ended June 30, 2022.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of June 30, 2022.
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

Short-Term Borrowings
Citi’s short-term borrowings of $40 billion increased 27% year-over-year and 33% sequentially, reflecting an increase in FHLB advances and commercial paper issuance (see Note 16 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A/A-1 at S&P Global Ratings and A+/F1 at Fitch as of June 30, 2022.

Ratings as of June 30, 2022

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $1.1 billion as of March 31, 2022. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.7 billion, compared to $0.6 billion as of March 31, 2022. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of June 30, 2022, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.2 billion, compared to $1.7 billion as of March 31, 2022 (see also Note 19). As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2022, Citibank had liquidity commitments of approximately $9.0 billion to consolidated asset-backed commercial paper conduits, compared to $9.1 billion as of March 31, 2022 (see Note 18 for additional information).
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

Market Risk of Non-Trading Portfolios
The following table presents the estimated impact to Citi’s net interest income (referred to as interest rate exposure or IRE), AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021
Estimated annualized impact to net interest income
U.S. dollar(1)	$332	$482	$156
All other currencies	693	705	624
Total	$1,025	$1,187	$780
As a percentage of average interest-earning assets	0.05%	0.05%	0.04%
Estimated initial negative impact to AOCI (after-tax)(2)	$(2,522)	$(3,439)	$(4,953)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(10)	(18)	(30)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest income in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(17) million for a 100 bps instantaneous increase in interest rates as of June 30, 2022.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The estimated impact to Citi’s net interest income (IRE) declined from the first quarter of 2022, driven by lower expected gains due to U.S. dollar rate moves that have already been realized. At higher rate levels, Citi assumes it will pass on a larger share of rate changes to its depositors, further reducing Citi’s IRE sensitivity.
The decline in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi’s investment securities and related interest rate derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, as of June 30, 2022, Citi expects that the $2.5 billion initial negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected NII benefit over approximately 11 months.

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
The following table presents the estimated impact to Citi’s net interest income, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies. The 100 bps downward rate scenarios are impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The rate scenarios are also impacted by convexity related to mortgage products.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest income
U.S. dollar	$332	$345	$5	$(1)	$(538)
All other currencies	693	633	38	(38)	(533)
Total	$1,025	$978	$43	$(39)	$(1,071)
Estimated initial impact to AOCI (after-tax)(1)	$(2,522)	$(1,979)	$(627)	$484	$2,416
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(10)	(8)	(3)	2	9

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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2022, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.

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

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2022	Mar. 31, 2022	Jun. 30, 2021
Change in FX spot rate(1)	(4.9)%	0.1%	1.1%
Change in TCE due to FX translation, net of hedges	$(1,335)	$(40)	$364
As a percentage of TCE	(0.9)%	—%	0.2%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	5	1	—

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2022		2022		2021		2Q22 vs. 2Q21
Interest revenue(1)	$15,674		$13,193		$12,514		25%
Interest expense(2)	3,666		2,280		1,985		85
Net interest income, taxable equivalent basis(1)	$12,008		$10,913		$10,529		14%
Interest revenue—average rate(3)	2.92%		2.47%		2.34%		58	bps
Interest expense—average rate	0.85		0.54		0.46		39	bps
Net interest margin(3)(4)	2.24		2.05		1.97		27	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	2.72%		1.46%		0.17%		255	bps
10-year U.S. Treasury note—average rate	2.93		1.95		1.59		134	bps
10-year vs. two-year spread	21	bps	49	bps	142	bps
(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $44 million, $42 million and $51 million for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2022	2022	2021	2Q22 vs. 2Q21
Net interest income (NII)—taxable equivalent basis(1) per above	$12,008	$10,913	$10,529	14%
ICG Markets NII—taxable equivalent basis(1)	1,386	1,111	1,381	—
Non-ICG Markets NII—taxable equivalent basis(1)	$10,622	$9,802	$9,148	16%

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s NII in the second quarter of 2022 increased 14% to $12.0 billion versus the prior-year period. As presented in the table above, Citi’s NII on a taxable equivalent basis also increased 14% year-over-year, or $1.5 billion, driven by higher NII in non-ICG Markets, while NII in ICG Markets (Fixed income markets and Equity markets) was largely unchanged. The increase in non-ICG Markets NII primarily reflected higher interest income from cards, higher deposit volumes and deposit spreads in Services, and higher income from Citi’s investment portfolio.
Citi’s NIM was 2.24% on a taxable equivalent basis in the second quarter of 2022, an increase of 19 basis points from the prior quarter, driven by the impact of higher interest rates, higher deposit spreads in Services, higher interest income from loans and higher NII in ICG Markets.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2022	2022	2021	2022	2022	2021	2022	2022	2021
Deposits with banks(4)	$227,377	$260,536	$296,445	$658	$296	$126	1.16%	0.46%	0.17%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$190,065	$177,996	$171,568	$458	$109	$85	0.97%	0.25%	0.20%
In offices outside the U.S.(4)	159,455	165,640	148,253	347	285	120	0.87	0.70	0.32
Total	$349,520	$343,636	$319,821	$805	$394	$205	0.92%	0.46%	0.26%
Trading account assets(6)(7)
In U.S. offices	$139,087	$136,857	$142,471	$632	$592	$579	1.82%	1.75%	1.63%
In offices outside the U.S.(4)	136,850	133,603	159,670	1,030	556	893	3.02	1.69	2.24
Total	$275,937	$270,460	$302,141	$1,662	$1,148	$1,472	2.42%	1.72%	1.95%
Investments
In U.S. offices
Taxable	$357,249	$353,906	$320,206	$1,132	$1,021	$867	1.27%	1.17%	1.09%
Exempt from U.S. income tax	11,898	11,612	12,613	108	95	114	3.64	3.32	3.63
In offices outside the U.S.(4)	150,435	153,302	151,419	1,147	951	863	3.06	2.52	2.29
Total	$519,582	$518,820	$484,238	$2,387	$2,067	$1,844	1.84%	1.62%	1.53%
Consumer loans(8)
In U.S. offices	$264,240	$257,257	$250,526	$5,348	$5,045	$4,785	8.12%	7.95%	7.66%
In offices outside the U.S.(4)	88,291	94,973	126,605	1,253	1,217	1,736	5.69	5.20	5.50
Total	$352,531	$352,230	$377,131	$6,601	$6,262	$6,521	7.51%	7.21%	6.94%
Corporate loans(8)
In U.S. offices	$142,180	$136,876	$132,182	$1,285	$1,112	$1,015	3.63%	3.29%	3.08%
In offices outside the U.S.(4)	162,776	159,470	160,967	1,632	1,365	1,220	4.02	3.47	3.04
Total	$304,956	$296,346	$293,149	$2,917	$2,477	$2,235	3.84%	3.39%	3.06%
Total loans(8)
In U.S. offices	$406,420	$394,133	$382,708	$6,633	$6,157	$5,800	6.55%	6.34%	6.08%
In offices outside the U.S.(4)	251,067	254,443	287,572	2,885	2,582	2,956	4.61	4.12	4.12
Total	$657,487	$648,576	$670,280	$9,518	$8,739	$8,756	5.81%	5.46%	5.24%
Other interest-earning assets(9)	$121,629	$119,815	$69,691	$644	$549	$111	2.12%	1.86%	0.64%
Total interest-earning assets	$2,151,532	$2,161,843	$2,142,616	$15,674	$13,193	$12,514	2.92%	2.47%	2.34%
Non-interest-earning assets(6)	$228,521	$212,197	$199,194
Total assets	$2,380,053	$2,374,040	$2,341,810

Six Months—Assets	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2022	2021	2022	2021	2022	2021
Deposits with banks(4)	$243,957	$301,893	$954	$271	0.79%	0.18%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$184,030	$167,679	$567	$202	0.62%	0.24%
In offices outside the U.S.(4)	162,548	145,422	632	297	0.78	0.41
Total	$346,578	$313,101	$1,199	$499	0.70%	0.32%
Trading account assets(6)(7)
In U.S. offices	$137,972	$148,634	$1,224	$1,331	1.79%	1.81%
In offices outside the U.S.(4)	135,227	156,345	1,586	1,479	2.37	1.91
Total	$273,199	$304,979	$2,810	$2,810	2.07%	1.86%
Investments
In U.S. offices
Taxable	$355,577	$307,888	$2,153	$1,673	1.22%	1.10%
Exempt from U.S. income tax	11,755	12,758	203	232	3.48	3.67
In offices outside the U.S.(4)	151,869	150,448	2,098	1,719	2.79	2.30
Total	$519,201	$471,094	$4,454	$3,624	1.73%	1.55%
Consumer loans(8)
In U.S. offices	$260,748	$251,023	$10,393	$9,776	8.04%	7.85%
In offices outside the U.S.(4)	91,632	126,585	2,470	3,447	5.44	5.49
Total	$352,380	$377,608	$12,863	$13,223	7.36%	7.06%
Corporate loans(8)
In U.S. offices	$139,528	$130,309	$2,397	$2,066	3.46%	3.20%
In offices outside the U.S.(4)	161,123	160,208	2,997	2,400	3.75	3.02
Total	$300,651	$290,517	$5,394	$4,466	3.62%	3.10%
Total loans(8)
In U.S. offices	$400,276	$381,332	$12,790	$11,842	6.44%	6.26%
In offices outside the U.S.(4)	252,755	286,793	5,467	5,847	4.36	4.11
Total	$653,031	$668,125	$18,257	$17,689	5.64%	5.34%
Other interest-earning assets(9)	$120,722	$72,891	$1,193	$208	1.99%	0.58%
Total interest-earning assets	$2,156,688	$2,132,083	$28,867	$25,101	2.70%	2.37%
Non-interest-earning assets(6)	$220,359	$197,219
Total assets	$2,377,047	$2,329,302
(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $86 million and $104 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2022	2022	2021	2022	2022	2021	2022	2022	2021
Deposits
In U.S. offices(4)	$554,182	$560,018	$496,250	$545	$237	$267	0.39%	0.17%	0.22%
In offices outside the U.S.(5)	513,820	520,087	578,880	875	634	409	0.68	0.49	0.28
Total	$1,068,002	$1,080,105	$1,075,130	$1,420	$871	$676	0.53%	0.33%	0.25%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$112,011	$117,793	$140,708	$391	$161	$170	1.40%	0.55%	0.48%
In offices outside the U.S.(5)	96,388	92,308	95,931	264	121	90	1.10	0.53	0.38
Total	$208,399	$210,101	$236,639	$655	$282	$260	1.26%	0.54%	0.44%
Trading account liabilities(7)(8)
In U.S. offices	$52,714	$48,593	$48,433	$24	$36	$30	0.18%	0.30%	0.25%
In offices outside the U.S.(5)	72,096	65,720	73,705	113	111	120	0.63	0.68	0.65
Total	$124,810	$114,313	$122,138	$137	$147	$150	0.44%	0.52%	0.49%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$94,028	$78,662	$69,944	$217	$13	$(17)	0.93%	0.07%	(0.10)%
In offices outside the U.S.(5)	60,211	60,199	23,738	51	42	48	0.34	0.28	0.81
Total	$154,239	$138,861	$93,682	$268	$55	$31	0.70%	0.16%	0.13%
Long-term debt(10)
In U.S. offices	$164,832	$166,974	$191,009	$1,143	$889	$852	2.78%	2.16%	1.79%
In offices outside the U.S.(5)	3,892	3,953	4,355	43	36	16	4.43	3.69	1.47
Total	$168,724	$170,927	$195,364	$1,186	$925	$868	2.82%	2.19%	1.78%
Total interest-bearing liabilities	$1,724,174	$1,714,307	$1,722,953	$3,666	$2,280	$1,985	0.85%	0.54%	0.46%
Demand deposits in U.S. offices	$143,426	$129,349	$78,665
Other non-interest-bearing liabilities(7)	313,926	329,572	337,136
Total liabilities	$2,181,526	$2,173,228	$2,138,754
Citigroup stockholders’ equity	$197,976	$200,164	$202,368
Noncontrolling interests	551	648	688
Total equity	$198,527	$200,812	$203,056
Total liabilities and stockholders’ equity	$2,380,053	$2,374,040	$2,341,810
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,247,713	$1,247,057	$1,235,013	$7,070	$6,858	$6,271	2.27%	2.23%	2.04%
In offices outside the U.S.(6)	903,819	914,786	907,603	4,938	4,055	4,258	2.19	1.80	1.88
Total	$2,151,532	$2,161,843	$2,142,616	$12,008	$10,913	$10,529	2.24%	2.05%	1.97%

Six Months—Liabilities	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2022	2021	2022	2021	2022	2021
Deposits
In U.S. offices(4)	$557,100	$500,972	$782	$549	0.28%	0.22%
In offices outside the U.S.(5)	516,954	573,507	1,509	839	0.59	0.30
Total	$1,074,054	$1,074,479	$2,291	$1,388	0.43%	0.26%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$114,902	$143,825	$552	$341	0.97%	0.48%
In offices outside the U.S.(5)	94,348	92,126	385	172	0.82	0.38
Total	$209,250	$235,951	$937	$513	0.90%	0.44%
Trading account liabilities(7)(8)
In U.S. offices	$50,653	$50,115	$60	$52	0.24%	0.21%
In offices outside the U.S.(5)	68,908	69,636	224	212	0.66	0.61
Total	$119,561	$119,751	$284	$264	0.48%	0.44%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$86,345	$71,179	$230	$(17)	0.54%	(0.05)%
In offices outside the U.S.(5)	60,205	22,334	93	79	0.31	0.71
Total	$146,550	$93,513	$323	$62	0.44%	0.13%
Long-term debt(10)
In U.S. offices	$165,903	$196,250	$2,032	$1,757	2.47%	1.81%
In offices outside the U.S.(5)	3,923	4,564	79	29	4.06	1.28
Total	$169,826	$200,814	$2,111	$1,786	2.51%	1.79%
Total interest-bearing liabilities	$1,719,241	$1,724,508	$5,946	$4,013	0.70%	0.47%
Demand deposits in U.S. offices	$136,388	$67,649
Other non-interest-bearing liabilities(7)	321,748	335,125
Total liabilities	$2,177,377	$2,127,280
Citigroup stockholders’ equity	$199,070	$201,335
Noncontrolling interests	600	687
Total equity	$199,670	$202,022
Total liabilities and stockholders’ equity	$2,377,047	$2,329,302
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,247,385	$1,233,404	$13,928	$12,854	2.25%	2.10%
In offices outside the U.S.(6)	909,303	898,678	8,993	8,234	1.99	1.85
Total	$2,156,688	$2,132,082	$22,921	$21,088	2.14%	1.99%

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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2Q22 vs. 1Q22			2Q22 vs. 2Q21
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$(42)	$404	$362	$(36)	$568	$532
Securities borrowed and purchased under agreements to resell
In U.S. offices	$8	$341	$349	$10	$363	$373
In offices outside the U.S.(3)	(11)	73	62	10	217	227
Total	$(3)	$414	$411	$20	$580	$600
Trading account assets(4)
In U.S. offices	$10	$30	$40	$(14)	$67	$53
In offices outside the U.S.(3)	14	460	474	(141)	278	137
Total	$24	$490	$514	$(155)	$345	$190
Investments(1)
In U.S. offices	$11	$113	$124	$114	$145	$259
In offices outside the U.S.(3)	(18)	214	196	(6)	290	284
Total	$(7)	$327	$320	$108	$435	$543
Consumer loans (net of unearned income)(5)
In U.S. offices	$139	$164	$303	$270	$293	$563
In offices outside the U.S.(3)	(89)	125	36	(542)	59	(483)
Total	$50	$289	$339	$(272)	$352	$80
Corporate loans (net of unearned income)(5)
In U.S. offices	$44	$129	$173	$81	$189	$270
In offices outside the U.S.(3)	29	238	267	14	398	412
Total	$73	$367	$440	$95	$587	$682
Loans (net of unearned income)(5)
In U.S. offices	$183	$293	$476	$351	$482	$833
In offices outside the U.S.(3)	(60)	363	303	(528)	457	(71)
Total	$123	$656	$779	$(177)	$939	$762
Other interest-earning assets(6)	$8	$87	$95	$129	$404	$533
Total interest revenue	$103	$2,378	$2,481	$(111)	$3,271	$3,160

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	2Q22 vs. 1Q22			2Q22 vs. 2Q21
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(2)	$310	$308	$35	$243	$278
In offices outside the U.S.(3)	(8)	249	241	(51)	517	466
Total	$(10)	$559	$549	$(16)	$760	$744
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(9)	$239	$230	$(41)	$262	$221
In offices outside the U.S.(3)	6	137	143	—	174	174
Total	$(3)	$376	$373	$(41)	$436	$395
Trading account liabilities(4)
In U.S. offices	$3	$(15)	$(12)	$3	$(9)	$(6)
In offices outside the U.S.(3)	10	(8)	2	(3)	(4)	(7)
Total	$13	$(23)	$(10)	$—	$(13)	$(13)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$3	$201	$204	$(4)	$238	$234
In offices outside the U.S.(3)	—	9	9	43	(40)	3
Total	$3	$210	$213	$39	$198	$237
Long-term debt
In U.S. offices	$(11)	$265	$254	$(129)	$420	$291
In offices outside the U.S.(3)	(1)	8	7	(2)	29	27
Total	$(12)	$273	$261	$(131)	$449	$318
Total interest expense	$(9)	$1,395	$1,386	$(149)	$1,830	$1,681
Net interest income	$112	$983	$1,095	$39	$1,440	$1,479

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
(5)Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Six Months 2022 vs. Six Months 2021
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$(61)	$744	$683
Securities borrowed and purchased under agreements to resell
In U.S. offices	$21	$344	$365
In offices outside the U.S.(3)	39	296	335
Total	$60	$640	$700
Trading account assets(4)
In U.S. offices	$(95)	$(12)	$(107)
In offices outside the U.S.(3)	(217)	324	107
Total	$(312)	$312	$—
Investments(1)
In U.S. offices	$292	$159	$451
In offices outside the U.S.(3)	16	363	379
Total	$308	$522	$830
Consumer loans (net of unearned income)(5)
In U.S. offices	$385	$232	$617
In offices outside the U.S.(3)	(943)	(34)	(977)
Total	$(558)	$198	$(360)
Corporate loans (net of unearned income)(5)
In U.S. offices	$152	$179	$331
In offices outside the U.S.(3)	14	583	597
Total	$166	$762	$928
Total loans(5)
In U.S. offices	$537	$411	$948
In offices outside the U.S.(3)	(929)	549	(380)
Total	$(392)	$960	$568
Other interest-earning assets(6)	$207	$778	$985
Total interest revenue	$(190)	$3,956	$3,766

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	Six Months 2022 vs. Six Months 2021
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$66	$167	$233
In offices outside the U.S.(3)	(90)	760	670
Total	$(24)	$927	$903
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(80)	$291	$211
In offices outside the U.S.(3)	4	209	213
Total	$(76)	$500	$424
Trading account liabilities(4)
In U.S. offices	$—	$8	$8
In offices outside the U.S.(3)	(2)	14	12
Total	$(2)	$22	$20
Short-term borrowings and other interest bearing liabilities(5)
In U.S. offices	$(3)	$250	$247
In offices outside the U.S.(3)	77	(63)	14
Total	$74	$187	$261
Long-term debt
In U.S. offices	$(301)	$576	$275
In offices outside the U.S.(3)	(5)	55	50
Total	$(306)	$631	$325
Total interest expense	$(334)	$2,267	$1,933
Net interest income	$143	$1,690	$1,833

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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. As of June 30, 2022, Citi estimates that the conservative features of the VAR calibration contribute an approximate 53% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of March 31, 2022, the add-on was 41%.
As presented in the table below, Citi’s average trading VAR for the second quarter of 2022 increased quarter-over-quarter, mainly due to higher volatilities and increased mark-to-market hedging in the ICG Markets businesses.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2022	2022 Average	March 31, 2022	2022 Average	June 30, 2021	2021 Average
Interest rate	$122	$94	$84	$57	$62	$76
Credit spread	69	70	70	66	77	73
Covariance adjustment(1)	(45)	(45)	(51)	(32)	(35)	(44)
Fully diversified interest rate and credit spread(2)	$146	$119	$103	$91	$104	$105
Foreign exchange	35	36	35	36	35	42
Equity	25	24	29	30	23	31
Commodity	38	45	65	42	48	35
Covariance adjustment(1)	(96)	(106)	(116)	(100)	(107)	(104)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$148	$118	$116	$99	$103	$109
Specific risk-only component(3)	$4	$(2)	$—	$6	$(4)	$(3)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$144	$120	$116	$93	$107	$112
Incremental impact of the credit portfolio(4)	$7	$17	$29	$38	$27	$25
Total trading and credit portfolio VAR	$155	$135	$145	$137	$130	$134

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2022		2022		2021
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$79	$123	$45	$102	$57	$96
Credit spread	65	78	59	71	65	86
Fully diversified interest rate and credit spread	$105	$147	$72	$125	$90	$123
Foreign exchange	32	40	33	61	34	48
Equity	17	40	12	44	23	43
Commodity	33	65	29	65	26	50
Total trading	$102	$148	$78	$127	$90	$130
Total trading and credit portfolio	119	155	110	159	116	159
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	June 30, 2022
Total—all market risk factors, including general and specific risk
Average—during quarter	$120
High—during quarter	153
Low—during quarter	103

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
As of June 30, 2022, there were two back-testing exceptions observed for Citi’s Regulatory VAR in the last 12 months.

OTHER RISKS
For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2021 Form 10-K.

LIBOR Transition Risk
The Adjustable Interest Rate (LIBOR) Act (the LIBOR Act), enacted earlier this year, provides for the use of a statutory replacement for the overnight, one-month, three-month, six-month and 12-month tenors of USD LIBOR in all contracts governed by U.S. law that lack adequate fallback provisions. On July 28, 2022, the Federal Reserve Board published in the Federal Register its proposed rulemaking that implements the LIBOR Act. The proposal contains the Federal Reserve Board’s recommendation of benchmark replacements for various product types. As required by the LIBOR Act, each proposed replacement rate is based on the Secured Overnight Financing Rate (SOFR). Citi continues to review the effect of the LIBOR Act and the Federal Reserve Board’s proposal, which is expected to facilitate the transition to replacement rates for Citi’s USD LIBOR-linked securities, loans and contracts without fallbacks or fallbacks based on USD LIBOR that have not yet been remediated.
For additional information about Citi’s actions to address a transition away from and discontinuance of LIBOR, see “Managing Global Risk—Other Risks—LIBOR Transition Risk” in Citi’s 2021 Form 10-K. For information about Citi’s LIBOR transition risks, see “Risk Factors—Other Risks” in the 2021 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2022. (Including the U.S., the total exposure as of June 30, 2022 to the top 25 countries would represent approximately 97% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 37% of corporate loans presented in the table below are to U.K. domiciled entities (37% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 88% of the total U.K. funded loans and 87% of the total U.K. unfunded commitments were investment grade as of June 30, 2022.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans	PBWM loans(1)	Legacy Franchises loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q22	Total as of 1Q22	Total as of 2Q21	Total as a % of Citi as of 2Q22
United Kingdom	$34.4	$5.6	$—	$2.7	$40.8	$13.0	$(5.5)	$3.8	$0.5	$95.3	$102.1	$112.7	5.4%
Mexico	8.4	0.1	20.7	0.3	7.8	1.6	(1.5)	16.2	3.7	57.3	60.3	62.5	3.2
Ireland	17.1	—	—	2.7	29.7	0.5	(0.2)	—	0.6	50.4	48.9	43.8	2.8
Hong Kong	11.9	20.7	—	0.5	7.3	1.3	(1.9)	9.5	(0.2)	49.1	51.8	52.6	2.8
Singapore	9.6	19.3	—	0.2	6.6	1.3	(0.5)	9.2	1.9	47.6	48.6	43.6	2.7
Brazil	11.7	—	—	0.1	3.2	5.8	(0.9)	6.6	2.0	28.5	30.4	26.1	1.6
India(7)	7.1	—	3.6	0.6	4.8	3.3	(1.0)	8.6	0.7	27.7	30.1	27.7	1.6
South Korea	3.7	—	11.7	0.2	1.7	1.3	(0.8)	7.6	0.1	25.5	31.3	36.7	1.4
Germany	0.3	—	—	0.1	5.9	6.6	(3.5)	8.7	3.8	21.9	20.4	19.4	1.2
China	6.6	—	3.2	0.7	1.6	1.4	(0.9)	7.0	(0.8)	18.8	22.7	19.8	1.1
Jersey	2.2	4.2	—	—	10.6	—	(0.2)	—	—	16.8	16.1	15.0	0.9
Canada	1.5	1.6	—	0.1	7.0	1.8	(1.6)	3.1	2.6	16.1	15.9	17.9	0.9
United Arab Emirates	7.9	1.5	—	0.2	3.9	0.4	(0.5)	2.5	—	15.9	15.5	14.2	0.9
Australia(8)	6.9	0.5	—	—	5.3	1.2	(0.9)	0.8	1.4	15.2	26.7	24.9	0.9
Taiwan(7)	4.4	—	7.9	0.1	1.2	0.8	(0.1)	0.1	0.5	14.9	16.1	17.3	0.8
Poland	3.1	—	1.5	—	2.3	0.5	(0.1)	5.9	0.1	13.3	14.2	11.5	0.7
Japan	1.6	—	—	—	3.3	3.9	(2.2)	4.0	1.5	12.1	17.3	16.6	0.7
Malaysia(7)	1.4	—	3.0	0.2	0.9	0.2	(0.1)	2.4	0.1	8.1	7.9	8.3	0.5
Thailand(7)	1.2	—	2.6	—	2.0	0.1	—	1.6	0.1	7.6	7.8	7.5	0.4
Russia(9)	1.7	—	0.8	—	0.3	1.3	(0.2)	1.5	0.1	5.5	3.9	5.4	0.3
Indonesia(7)	2.3	—	0.5	—	1.2	0.5	(0.1)	1.0	0.1	5.5	5.8	6.0	0.3
Philippines(10)	0.7	—	1.2	0.1	0.5	1.6	—	1.3	(0.1)	5.3	4.2	4.1	0.3
Luxembourg	0.2	0.6	—	—	—	0.1	(0.6)	3.8	0.1	4.2	4.5	5.9	0.2
Colombia	1.6	—	—	—	0.4	1.1	(0.1)	1.3	(0.2)	4.1	3.1	3.2	0.2
Czech Republic	0.8	—	—	—	0.8	1.8	(0.1)	0.3	—	3.6	3.4	3.6	0.2
Total as a % of Citi’s total exposure													32.1%
Total as a % of Citi’s non-U.S. total exposure													94.6%

(1)    PBWM loans reflect funded loans, including those related to the Private bank, net of unearned income. As of June 30, 2022, Private bank loans in the table above totaled $23.1 billion, concentrated in Singapore ($5.7 billion), Hong Kong ($5.6 billion) and the U.K. ($5.4 billion).
(2)    Other funded includes other direct exposures such as accounts receivable, and investments accounted for under the equity method.
(3)    Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.
(4)    Net mark-to-market (MTM) counterparty risk on OTC derivatives and securities lending/borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Also includes margin loans.
(5)    Investment securities include debt securities available-for-sale, recorded at fair market value, and debt securities held-to-maturity, recorded at amortized cost.

(6)    Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.
(7)    June 30, 2022 and March 31, 2022 include Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in this country. For additional information, see “Legacy Franchises” above and Note 2.
(8)    March 31, 2022 includes Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in Australia, which closed on June 1, 2022. For additional information, see “Legacy Franchises” above and Note 2.
(9)    The increase in Russia exposure as of June 30, 2022 is because reverse repurchase agreements of $1.3 billion were shown gross of collateral and included in the net MTM on derivatives/repos in the table above, as netting of collateral for Russia-related reverse repurchase agreements was removed. This removal was due to the inability to conclude, with a well-founded basis, the enforceability of contractual rights in the Russian legal system in the event of a counterparty default, given the geopolitical uncertainty caused by the war in Ukraine. The Total Russia exposure, as presented in “Russia” below, was not impacted by this reclassification.
(10)    June 30, 2022 and March 31, 2022 include Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in the Philippines. For additional information, see “Legacy Franchises” above and Note 2.

Russia

Introduction
In Russia, Citi operates through both its ICG and Legacy Franchises segments. As previously announced, Citi intends to substantially reduce its activities in the country. Citi will continue to reduce its operations and exposures and has ceased soliciting any new business or new clients in Russia. Due to the nature of banking and financial services operations, escalation of the war in Ukraine, and the financial and economic sanctions that have been implemented by the U.S., the U.K., the EU and other jurisdictions, any exit and other reduction of activities will take time to complete. Citi will continue to manage its existing regulatory commitments and obligations to depositors, as well as support its employees, during this period.
Citi continues to monitor the war, sanctions and economic conditions and continues to mitigate its exposures and risks as appropriate. For additional information about Citi’s risks related to its Russia exposures, see “Forward-Looking Statements” below and “Risk Factors—Market-Related Risk,” “—Operational Risks” and “—Other Risks” in Citi’s 2021 Form 10-K.

Impact of Russia’s Invasion of Ukraine on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	June 30, 2022	March 31, 2022	December 31, 2021	Change 2Q22 vs. 1Q22
Loans	$2.5	$2.3	$2.9	$0.2
Investment securities(1)	1.5	0.9	1.5	0.6
Net MTM on derivatives/repos(2)	1.3	0.4	0.4	0.9
Total hedges (on loans and CVA)	(0.2)	(0.2)	(0.1)	—
Unfunded(3)	0.3	0.5	0.7	(0.2)
Trading accounts assets	0.1	—	—	0.1
Country risk exposure (included in Top 25 Country Exposures)	$5.5	$3.9	$5.4	$1.6
Cash on deposit and placements(4)	2.5	2.6	1.0	(0.1)
Reverse repurchase agreements(2)	—	0.6	1.8	(0.6)
Total third-party exposure(5)	$8.0	$7.1	$8.2	$0.9
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.4	0.8	1.6	(0.4)
Total Russia exposure(6)	$8.4	$7.9	$9.8	$0.5

(1)    Investment securities include debt securities available-for-sale (AFS), recorded at fair market value, primarily local government debt securities. AO Citibank had AFS debt securities losses during the first quarter of 2022 due to yield increases, which were reflected in AOCI, although no credit impairment was recognized on the losses. There were no impairment losses recognized during the second quarter of 2022.
(2)    Net mark-to-market (MTM) on OTC derivatives and securities lending/borrowing transactions (repos). The increase during the current quarter is because reverse repurchase agreements of $1.3 billion were shown gross of collateral and reclassified to net MTM on derivatives/repos in the table above, as netting of collateral for Russia-related reverse repurchase agreements was removed. This removal was due to the inability to conclude, with a well-founded basis, the enforceability of contractual rights in the Russian legal system in the event of a counterparty default, given the geopolitical uncertainty caused by the war in Ukraine. As this exposure was already included in Total third-party exposure, the Total Russia exposure was not impacted by this reclassification.
(3)    Unfunded exposure consists of unfunded corporate lending commitments, letters of credit and other contingencies.
(4)    Cash on deposit and placements are primarily with the Central Bank of Russia.
(5)    The majority of AO Citibank’s third-party exposures was funded with domestic deposit liabilities from both corporate and personal banking clients.
(6)    Citigroup’s currency translation adjustment (CTA) loss included in its Accumulated other comprehensive income (AOCI) related to its indirect subsidiary, AO Citibank, is excluded from the above table, because the CTA loss is not held in AO Citibank and would be recognized in Citigroup’s earnings upon either the substantial liquidation of AO Citibank or a loss of control of AO Citibank. Citi has separately described these risks in “Deconsolidation Risk” below.

During the second quarter, Citi continued to reduce its operations in Russia and Russia-related exposures, resulting in a decline in local currency exposure of $3.1 billion, which was more than offset by an increase of $3.6 billion due to an approximate 40% appreciation of the Russian ruble versus the U.S. dollar during the quarter, for a net increase in Total Russia exposure of $0.5 billion in the table above.
The $3.1 billion decline in exposure was driven by Citi’s risk mitigation efforts, including a reduction in loans, as well as a reduction in cash on deposits and placements. The reduction in loans primarily reflected a decline in ICG loans due to borrower paydowns and limiting extensions of new credit. ICG’s credit exposure also reflected a shift to a higher proportion of stronger credit names, including a higher proportion of subsidiaries of multinational companies that are headquartered outside of Russia, primarily in the U.S. and Europe. The decline in overall exposure was also driven by a reduction in exposures to Russian counterparties not held by AO Citibank.
In addition, Citi’s net investment in Russia was approximately $1.2 billion as of June 30, 2022 (compared to $0.7 billion as of March 31, 2022). The increase was primarily driven by the aforementioned ruble appreciation. A significant portion of Citi’s net investment was hedged for foreign currency depreciation as of June 30, 2022, using forward foreign exchange contracts executed with international peer banks. In the event of a loss of control of AO Citibank, in addition to a write-off of the $1.2 billion net investment,
Citi would also recognize a CTA loss of approximately $0.9 billion (compared to $1.0 billion as of March 31, 2022) and $0.4 billion on intercompany liabilities (compared to $0.7 billion as of March 31, 2022) owed by AO Citibank to other Citi entities at the end of the second quarter of 2022 (see “Deconsolidation Risk” below). In the future, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

2Q22 Earnings Impacts on Citi’s Businesses
Citi’s ICG, PBWM and Legacy Franchises segments were impacted by a broad array of macroeconomic factors and volatilities, including, among other things, impacts related to the war in Ukraine:
•ICG Markets revenues of $5.3 billion increased 25% versus the second quarter of the prior year, reflecting higher revenues in Fixed income markets and Equity markets, driven by higher volatility, leading to client engagement. Fixed income markets revenues increased 31%, with growth across all regions, due to strong client engagement, particularly with corporate clients.
Rates and currencies revenues increased 66%, driven by increased market volatility resulting from increasing interest rates from central banks in response to elevated levels of inflation. The increase in rates and currencies revenues was partially offset by a liquidity valuation adjustment of approximately $130 million for Russian sovereign bonds due to impacts from sanctions. Spread products and other fixed income revenues decreased 29%, reflecting lower client activity in spread products and a challenging market environment due to widening spreads. The decline in spread products and other fixed income revenues was partially offset by strength in commodities, particularly with corporate clients.
Equity markets revenues increased 8%, primarily driven by equity derivatives, reflecting strong client engagement with both corporate and institutional clients, partially offset by lower client activity in cash and a net decrease in prime balances, as lower asset valuations more than offset new client balances.
•ICG Banking revenues of $2.1 billion decreased 4% compared to the prior-year period, largely driven by a decline in Investment banking revenues. Investment banking revenues declined 46%, reflecting a lower overall market wallet, as continued heightened geopolitical uncertainty and the overall macroeconomic backdrop reduced activity.
•Global Wealth revenues of $1.9 billion, recorded in PBWM, were largely unchanged, reflecting investment fee headwinds, particularly in Asia, driven by overall market volatility, offset by an increase in average deposits and average loans. Client assets decreased 8%, driven principally by declines in market valuation.
•Legacy Franchises revenues of $1.9 billion decreased 15% versus the second quarter in the prior year, primarily driven by the impacts related to the Korea wind-down and Australia consumer sale, as well as lower investment activity in Asia, largely driven by market volatility and macroeconomic challenges and uncertainties. The decline in revenues was also driven by a portion of the release of a CTA loss (net of hedges) from AOCI related to the substantial liquidation of a legacy U.K. consumer operation.
•Citigroup expenses increased by approximately $70 million due to a Russia-related impairment charge for long-lived assets, recorded in Legacy Franchises (see “Long-Lived Assets Impairment” below).
•Citigroup cost of credit of $1.3 billion in the current quarter compared to $(1.1) billion in the prior-year period, reflecting a net build in the ACL of $0.4 billion, compared to a net release of $2.4 billion in the prior-year period, partially offset by lower net credit losses. Citigroup’s higher cost of credit was largely driven by higher ICG and PBWM cost of credit.
ICG cost of credit of $(202) million compared to $(694) million in the prior-year period, with a net ACL release of $245 million and net credit losses of $18 million. The release was largely driven by a reduction in Russia-related risk in the quarter, partially offset by a build due to increased macroeconomic uncertainty.
PBWM cost of credit of $1.4 billion compared to $(170) million in the prior-year period, largely driven by a net ACL build of $651 million in the current quarter, compared to a net ACL release of $1.0 billion in the prior-year period, reflecting increased macroeconomic uncertainty. Net credit losses declined 19%, reflecting continued strong credit performance across portfolios.
As of June 30, 2022, Citigroup’s ACL included a $1.6 billion remaining credit reserve for Citi’s direct and indirect Russian exposure, consisting of approximately

$0.8 billion related to Citi’s exposures to Russian counterparties and approximately $0.8 billion related to the impact of the war in Ukraine on the broader global macroeconomic environment.

Long-Lived Assets Impairment
In the second quarter of 2022, Citi recorded an impairment charge of approximately $70 million for long-lived assets related to the Russia consumer banking business. These assets included property, plant and equipment, internally developed software and the “right of use assets” on leased buildings.

Citi’s Planned Reduction of Certain Russia Businesses
As discussed above, Citi continues to reduce its activities in Russia. Given the complex environment, Citi is considering a full range of possibilities to exit or substantially reduce its activities in Russia, including portfolio sales. Any additional financial or economic sanctions that may be implemented by the U.S., the U.K., the EU and any other jurisdictions, as well as any governmental approvals that may be required for any exit, may cause delays or reduce the certainty of such exit being concluded. Such delays may be significant.

Deconsolidation Risk
Citi’s continued operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciations or devaluations; business restrictions; sanctions or asset freezes; or other deconsolidation events (for additional information, see “Risk Factors—Other Risks” in Citi’s 2021 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of June 30, 2022, Citi continued to consolidate AO Citibank because none of the deconsolidation factors was triggered.
As discussed above, in the event of a loss of control of AO Citibank, Citi would be required to write off its net investment of approximately $1.2 billion (compared to $0.7 billion as of March 31, 2022) and recognize a CTA loss of approximately $0.9 billion through earnings (compared to $1.0 billion as of March 31, 2022), in addition to a loss of $0.4 billion (compared to $0.7 billion as of March 31, 2022) on intercompany liabilities owed by AO Citibank to other Citi entities. In addition, in the sole event of a substantial liquidation, Citi would be required to recognize the CTA loss of approximately $0.9 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

Citi as Paying Agent for Russian-related Clients
Citi serves or served as paying agent on bonds issued by various entities in Russia, including Russian corporate clients. Citi’s role as paying agent is administrative. In its role as paying agent, Citi acts as an agent of its client, the bond issuer, receiving interest and principal payments from the bond issuer and then making payments to international central securities depositories (e.g., Depository Trust Company, Euroclear, Clearstream). The international central securities depositories (ICSDs) make payments to those participants or account holders (e.g., broker/dealers) that have clients that are investors in the applicable bonds (i.e., bondholders). As a paying agent, Citi generally does not have information about the identity of the bondholders. Citi may be exposed to risks due to its responsibilities for receiving and processing payments on behalf of its clients as a result of sanctions or other governmental requirements and prohibitions. To mitigate operational and sanctions risks, Citi has established policies, procedures and controls for client relationships and payment processing to help ensure compliance with U.S., U.K., EU and other jurisdictions’ sanctions laws.
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
For example, Citi is exposed to reputational risk as a result of its presence in Russia and association with Russian individuals or entities, whether subject to sanctions or not, including Citi’s inability to support its global clients in Russia as part of its core value proposition, which could adversely affect its broader client relationships and businesses; involvement in transactions or supporting activities involving Russian assets or interests; failure to correctly interpret and apply laws and regulations, including those related to sanctions; perceived misalignment of Citi’s actions to its stated strategy toward Russia; and the reputational impact on Citi’s Russia business from its activity and engagement with Ukraine or with non-Russian clients exiting their Russia businesses. Citi has considered the potential for reputation risk and taken actions to mitigate such risks. Citi established a Russia Special Review Process with Management’s Reputation Risk Committee with oversight for significant Russia-related reputation risks and completed a number of reputation risk reviews of matters with a Russian nexus.
While Citi announced its intention to reduce its businesses in Russia, Citi will continue to manage those operations during the exit process, which may take significant time to complete. Also, sanctions and sanctions compliance are highly complex and may change over time and result in increased operational risk. Failure to fully comply with relevant sanctions or the application of sanctions where they should not be applied may negatively impact Citi’s reputation. In addition, Citi continues to perform services for, conduct business with or deal in non-sanctioned Russian-owned businesses and Russian assets. This has attracted, and will likely continue to attract, negative attention, despite the previously announced plan to substantially reduce its activities in the country, cessation of new business and client originations, and reduction of other exposures.
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

Ukraine
Citi has continued to operate in Ukraine throughout the war through its ICG businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 250 people in Ukraine and their safety is the top priority.
All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. Citi’s exposures in Ukraine are not significant enough to be included in the “Top 25 Country Exposures” table above. As of June 30, 2022, these exposures amounted to $1.0 billion (compared to $0.9 billion as of March 31, 2022) and were exclusively composed of third-party assets held on the Citi Ukraine subsidiary.

Turkey
Citi operates in Turkey through its ICG businesses and conducts its operations through a subsidiary of Citibank. Since the fourth quarter of 2021, inflation in Turkey has increased significantly. At the end of February 2022, the three-year cumulative inflation exceeded 100%, and this increase in inflation is expected to continue in the near future. The Turkish economy is deemed to be hyperinflationary and as a result, the Citibank Turkey subsidiary changed its functional currency from the Turkish lira to the U.S. dollar, effective April 1, 2022.
As of June 30, 2022, Citi’s net investment in its Turkey operations was approximately $327 million.

Argentina
Citi operates in Argentina through its ICG businesses. As of June 30, 2022, Citi’s net investment in its Argentine operations was approximately $1.6 billion. Citi uses the U.S. dollar as the functional currency for its operations in countries that are deemed highly inflationary under U.S. GAAP. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into the U.S. dollar. As of June 30, 2022, the official Argentine peso exchange rate against the U.S. dollar was 125.23.
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
Due to the currency controls implemented by the Central Bank of Argentina, certain indirect foreign exchange mechanisms have developed that some Argentine entities may use to obtain U.S. dollars, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is precluded from accessing these alternative mechanisms, and these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into the U.S. dollar under U.S. GAAP. However, if Argentina’s official exchange rate converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur a loss on its capital in Argentina. Citi cannot predict future fluctuations in Argentina’s official market exchange rate or to what extent Citi may be able to access U.S. dollars at the official exchange rate in the future.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of June 30, 2022, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge its Argentine peso exposure. Accordingly, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of June 30, 2022. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

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
Losses on available-for-sale securities whose fair values are less than the amortized cost, where Citi intends to sell the security or could more-likely-than-not be required to sell the security prior to recovery, are recognized in earnings. Where Citi does not intend to sell the security nor could more-likely-than-not be required to sell the security, any portion of the loss that is attributable to credit is recognized as an allowance for credit losses with a corresponding provision for credit losses and the remainder of the loss is recognized in AOCI. Such losses are capped at the difference between the fair value and amortized cost of the security.
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

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL as of the second quarter of 2022. For information on the drivers of Citi’s ACL release in the second quarter, see below. See Note 1 for the refinement in the ACL estimation approach to introduce multiple macroeconomic scenarios to the quantitative component of the ACL. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2021	1Q22 build (release)	1Q22 FX/ Other	Balance Mar. 31, 2022	2Q22 build (release)	2Q22 FX/ Other	Balance Jun. 30, 2022	ACLL/EOP loans Jun. 30, 2022(1)
ICG	$2,241	$596	$5	$2,842	$(76)	$25	$2,791
Legacy Franchises corporate (Mexico SBMM)	174	5	4	183	(3)	(2)	178
Total corporate ACLL	$2,415	$601	$9	$3,025	$(79)	$23	$2,969	1.00%
U.S. Cards(1)	$10,840	$(1,009)	$—	$9,831	$447	$—	$10,278	7.48%
Retail banking and Global Wealth	1,181	(53)	(5)	1,123	191	(1)	1,313
Total PBWM	$12,021	$(1,062)	$(5)	$10,954	$638	$(1)	$11,591
Legacy Franchises consumer	2,019	(151)	(454)	1,414	(25)	3	1,392
Total consumer ACLL	$14,040	$(1,213)	$(459)	$12,368	$613	$2	$12,983	3.65%
Total ACLL	$16,455	$(612)	$(450)	$15,393	$534	$25	$15,952	2.44%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,871	$474	$(2)	$2,343	$(159)	$9	$2,193
Total ACLL and ACLUC	$18,326	$(138)	$(452)	$17,736	$375	$34	$18,145
Other(2)	148	(6)	(6)	136	27	16	179
Total ACL	$18,474	$(144)	$(458)	$17,872	$402	$50	$18,324
(1)    As of June 30, 2022, in U.S. Personal Banking, Branded cards ACLL/EOP loans was 6.3% and Retail services ACLL/EOP loans was 9.8%.
(2)    Includes ACL on HTM securities and Other assets.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over an R&S timeframe. The R&S forecast period for consumer and corporate loans is eight quarters.
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses three forward-looking macroeconomic forecasts—base, upside and downside. The qualitative management adjustment component reflects portfolio characteristics and current economic conditions not captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

Quantitative Component
Citi estimates expected credit losses for its quantitative component using (i) its comprehensive internal data on loss and default history, (ii) internal credit risk ratings, (iii) external credit bureau and rating agencies information, and (iv) reasonable and supportable forecasts of macroeconomic conditions.
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

Qualitative Component
The qualitative management adjustment component includes, among other things, management adjustments to reflect certain portfolio characteristics not captured in the quantitative component, such as concentrations, collateral valuation, idiosyncratic events and other factors as required by banking supervisory guidance for the ACL. The qualitative management adjustment component also reflects uncertainty around the war in Ukraine and potential global recession. The extent of the impact of the war in Ukraine will depend on the spillover effects on European and global macroeconomic and market factors, including inflation, interest rates and commodity prices. Qualitative reserves also include the potential for normalization in portfolio performance and consumer behavior, after record low losses as a result of government stimulus and market liquidity.

2Q22 Changes in the ACL
In the second quarter of 2022, Citi had a build of $0.6 billion for the ACL for its consumer portfolios and releases of $0.3 billion for its corporate portfolios, for a net ACL build of $0.4 billion. The build was primarily driven by increased macroeconomic uncertainty reflected through an increase to the weight calculated for the downside macroeconomic scenario, which drove an approximate $0.8 billion build, partially offset by a $0.3 billion release due to methodology refinements related to the introduction of multiple macroeconomic scenarios in the quantitative ACL estimation process, as well as other net movements of $0.1 billion. The build in the consumer ACL was primarily driven by the impact of increased macroeconomic uncertainty. The release in the corporate ACL was primarily driven by reductions of Citi’s exposures in Russia, partially offset by the impact of increased macroeconomic uncertainty. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of June 30, 2022.

Macroeconomic Variables
Citi considers a multitude of macroeconomic variables for the base, upside and downside macroeconomic forecasts it uses to estimate the ACL, including domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. Real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. Real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from 2Q21 to 2Q22:

	Quarterly average
U.S. unemployment	3Q22	1Q23	3Q23	8-quarter average(1)
Citi forecast at 2Q21	4.0%	3.8%	3.6%	4.2%
Citi forecast at 3Q21	3.9	3.9	3.8	4.0
Citi forecast at 4Q21	3.9	3.7	3.7	3.8
Citi forecast at 1Q22	3.6	3.5	3.5	3.6
Citi forecast at 2Q22	3.5	3.6	3.8	3.7
(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2022	2023	2024
Citi forecast at 2Q21	3.7%	2.0%	1.8%
Citi forecast at 3Q21	3.9	2.1	1.8
Citi forecast at 4Q21	4.0	2.2	1.8
Citi forecast at 1Q22	3.3	2.4	2.1
Citi forecast at 2Q22	2.6	1.8	2.0
(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 2Q22, U.S. Real GDP growth is expected to remain strong during the remainder of 2022 and in 2023, and the unemployment rate is expected to increase slightly over the forecast horizon to return to pre-pandemic levels.

Scenario Probability Weighting
Citi’s ACL is estimated using three probability-weighted macroeconomic scenarios—base, upside and downside. The weights are calculated using a statistical model, which among other factors, takes into consideration key macroeconomic drivers of the allowance for credit losses, severity of the scenario and other macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis. Changes in these factors in future quarters will impact the weights assigned in those quarters.
During the second quarter of 2022, Citi increased the weight that was calculated for the downside scenario in order to reflect an increase in macroeconomic uncertainty driven by the potential impact of higher inflation, supply chain disruptions and geopolitical risks, including the war in Ukraine. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario assumptions.

Consumer
As discussed above, Citi had a build of $0.6 billion in the ACLL for its consumer portfolios in the second quarter of 2022, which increased the ACLL balance to $13.0 billion, or 3.65% of total consumer loans at June 30, 2022. Citi’s consumer ACLL is largely driven by U.S. cards.
For U.S. cards, the level of reserves as a percentage of EOP loans decreased to 7.48% at June 30, 2022, compared to

7.56% at March 31, 2022, primarily driven by the impact of volume growth in lower risk segments, partially offset by increased macroeconomic uncertainty. For the remaining consumer exposures, the level of reserves relative to EOP loans was 1.2% at June 30, 2022, unchanged from March 31, 2022.

Corporate
Citi had a corporate ACLL release of $0.1 billion in the second quarter of 2022, which reduced the ACLL reserve balance by $56 million to $3.0 billion, or 1.00% of total funded loans. The release was primarily driven by reductions of exposures in Russia, partially offset by a build related to increased macroeconomic uncertainty.

ACLUC
Citi had an ACLUC release of $0.2 billion in the second quarter of 2022, which reduced the ACLUC reserve balance, included in Other liabilities, to $2.2 billion. The release was primarily driven by reductions of exposures in Russia, partially offset by a build for increased macroeconomic uncertainty.

ACLL and Non-accrual Ratios
At June 30, 2022, the ratio of the ACLL to total funded loans was 2.44% (3.65% for consumer loans and 1.00% for corporate loans), compared to 2.35% at March 31, 2022 (3.53% for consumer loans and 1.00% for corporate loans).
Citi’s total non-accrual loans were $3.0 billion at June 30, 2022, down $348 million from March 31, 2022. Consumer non-accrual loans decreased $137 million to $1.4 billion at June 30, 2022, compared to $1.5 billion at March 31, 2022. Corporate non-accrual loans decreased $211 million to $1.7 billion at June 30, 2022, compared to $1.9 billion at March 31, 2022. In addition, the ratio of non-accrual loans to total loans was 0.55% and 0.39% for corporate and consumer loans, respectively, at June 30, 2022.

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

Goodwill
Citi tests goodwill for impairment annually as of July 1 and conducts interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. These events or circumstances include, among other things, a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price.
During the first quarter of 2022, Citi performed an interim goodwill impairment test due to the previously disclosed changes in operating segments and reporting units during the quarter. The test resulted in an impairment of $535 million related to the Asia Consumer reporting unit within Legacy Franchises, due to the changes to Citi’s operating segments and reporting units during the quarter, as well as the timing of mutual execution of sales agreements for Asia consumer banking businesses.
During the second quarter of 2022, Citi’s Banking reporting unit within the ICG operating segment was negatively impacted by the industry-wide decline in investment banking activity and macroeconomic challenges and uncertainties. These conditions resulted in a corresponding decline in the operating results of the Banking reporting unit as of June 30, 2022, and qualitatively indicated that the Banking reporting unit’s fair value could be insufficient to support its carrying value, inclusive of goodwill.
Accordingly, Citi performed an interim goodwill impairment test for the Banking reporting unit as of June 30, 2022. This included completing an independent valuation of the Banking reporting unit as of June 30, 2022, which concluded that the fair value of the Banking reporting unit exceeded its book value, inclusive of goodwill. The results of the impairment test showed that the fair value of the Banking reporting unit as a percentage of its carrying value was 102%, with the carrying value including approximately $1.5 billion of goodwill. Therefore no impairment charge was recorded during the quarter. No other events or circumstances were identified to indicate that the fair values of Citi’s other reporting units were more-likely-than-not reduced below their respective carrying amounts.
Based on the interim impairment tests, the fair value of Citi’s reporting units as a percentage of their allocated carrying values ranged from approximately 102% to 267%, resulting in no further impairment recognized as of June 30, 2022. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations of the reporting units, the economic and business environments continue to evolve as Citi’s management implements its strategic refresh. If management’s future estimates of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. See Note 15 for a further discussion of goodwill, including key assumptions and related uncertainties that drive the fair value of the Banking reporting unit.

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
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2022	December 31, 2021
Total U.S.	$23.7	$22.1
Total foreign	2.8	2.7
Total	$26.5	$24.8

At June 30, 2022, Citigroup had recorded net DTAs of approximately $26.5 billion, a decrease of $0.2 billion from March 31, 2022 and an increase of $1.7 billion from December 31, 2021. The increase from year-end 2021 was primarily a result of losses in Other comprehensive income. Of Citi’s $26.5 billion of net DTAs, $15.8 billion was not deducted in calculating regulatory capital and was appropriately risk weighted under the Basel III rules.
The remaining $10.7 billion (compared to $11.3 billion at March 31, 2022) was deducted in calculating Citi’s regulatory capital.
The $10.7 billion of DTA deducted from regulatory capital is composed of $11.7 billion related to tax carry-forwards and $0.8 billion of temporary differences in excess of the 10%/15% regulatory limitations, and is reduced by $1.8 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. The primary driver of the decrease in the DTA deducted from Citi’s regulatory capital during the quarter was a decline in the temporary differences in excess of the 10%/15% regulatory limitations (from $1.2 billion at March 31, 2022 to $0.8 billion at June 30, 2022), which was attributable to a higher capital limitation and lower temporary difference DTAs subject to the limitation.

DTA Realizability
Citi believes that realization of the net DTAs of $26.5 billion at June 30, 2022 is more-likely-than-not based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

Effective Tax Rate
Citi’s reported effective tax rate for the second quarter of 2022 was 19.8%, compared to the second quarter of 2021 effective tax rate of 15.7%. The lower rate in the prior-year period reflected a $450 million valuation allowance release related to foreign tax credit carry-forwards, compared to a significantly lower release in the current quarter. These releases were due to revised projections of future income.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its First Quarter of 2022 Form 10-Q, identified and reported certain activities pursuant to Section 219 for the first quarter of 2022. Citi did not identify any reportable activities pursuant to Section 219 for the second quarter of 2022.

FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions including capital and liquidity may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each individual business’s discussion and analysis of its results of operations above, in Citi’s First Quarter of 2022 Form 10-Q, in Citi’s 2021 Form 10-K and in Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2021 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges and uncertainties and volatilities, including, among others, a continued elevated level of inflation and related financial impacts on consumers and clients and their sentiments; governmental fiscal and monetary actions or expected actions, such as further changes in interest rate policies, including a sustained increase in interest rates, and reductions in central bank balance sheets; the increasing potential of recession in Europe, the U.S. and other countries; slowing of the Chinese economy and related impacts or any policy actions; significant disruptions and volatility in financial markets; geopolitical tensions and conflicts, including the Russia–Ukraine war; protracted or widespread trade tensions; financial market, other economic and political disruption driven by anti-establishment movements; natural disasters; additional pandemics; and election outcomes;
•impacts related to or resulting from the war in Ukraine, including further escalation of tensions between Russia and the U.S. and its allies; the potential adverse effects on Citi’s ability to exit and/or substantially reduce its activities in Russia; potential negative impacts on Citi’s businesses and customers in and related to Russia and Ukraine, including credit costs or other losses, charges or other negative financial or strategic impacts, including from any expropriation or other deconsolidation event;
impacts from existing and future financial and economic sanctions and export controls against Russian organizations and/or individuals imposed by the U.S., the EU, the U.K. and other jurisdictions; rising food insecurity, particularly in emerging markets; commodity and energy market disruptions; inflationary impacts; additional supply chain disruptions; the impact of cyber incidents; and the resulting negative impacts and uncertainties on regional and global financial markets and economic conditions;
•rapidly evolving challenges and uncertainties related to the COVID-19 pandemic in the U.S. and globally, including the duration and further spread of the coronavirus as well as any variants becoming more prevalent and impactful; further production, distribution, acceptance and effectiveness of vaccines; availability and efficiency of testing; the public response and government actions (or inaction); any weakness or slowing in the economic recovery or a further economic downturn, whether due to further pandemic restrictions and lockdowns, supply chain disruptions, higher inflation, higher interest rates or otherwise; the impact of the pandemic on Citi’s consumer and corporate borrowers, including greater stress levels on some borrowers as the benefits of credit assistance and customer support further wane; and the potential impact on Citi’s businesses and overall results of operations and financial condition;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things: regulatory capital requirements, including annual recalibration of the Stress Capital Buffer (most recently in June 2022), which is based upon the results of the CCAR process as well as supervisory stress tests; recalibration of the GSIB surcharge; Citi’s results of operations and financial condition; the capital impact related to Citi’s divestitures, which involve significant execution complexity, including the timing of transaction signings and closings, as well as achievement of the expected results from the divestitures; Citi’s DTA utilization; forecasts of macroeconomic conditions; Citi’s implementation and maintenance of an effective capital planning framework, and effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; elevated levels of liquidity in the financial system related to the pandemic; the reduction of central bank balance sheets and the impact on liquidity in the financial system; changes in regulatory capital rules, requirements or interpretations, including adoption of the U.S. SA-CCR rule for purposes of future supervisory stress testing or otherwise; and changes to the U.S. regulatory capital framework, including among other things, revisions to the U.S. Basel III rules;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, tax and other changes due to the differing priorities of the current U.S. presidential administration, changes in regulatory leadership or focus and actions of

Congress; potential changes to various aspects of the regulatory capital framework; future legislative and regulatory requirements in the U.S. and globally relating to climate change, including any new disclosure requirements, such as those recently proposed by the SEC and those by the EU; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•the additional disclosure and other requirements proposed by the SEC regarding special purpose acquisition companies (SPACs) that more closely align SPAC transaction requirements with those for an initial public offering with the objective of enhancing investor protection and expanding the responsibilities of underwriters; and the potential impact of these final requirements on the results of operations of ICG’s Banking reporting unit;
•Citi’s ability, as part of its transformation initiatives and strategic refresh, to achieve its projected or expected results from its continued investments and other initiatives, including to improve its infrastructure, risk management and controls and further strengthen safety and soundness, deepen client relationships and enhance client offerings and capabilities in order to simplify Citi and streamline its allocation of resources, including as a result of factors that Citi cannot control, such as macroeconomic uncertainties and challenges, higher inflation and the highly competitive environment for talent, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness;
•Citi’s ability to achieve its objectives from its strategic refresh, including, among others, those related to its Global Wealth business and its exits of remaining consumer banking businesses in Asia and EMEA and consumer, small business and middle-market banking operations in Mexico, and the exit and/or substantial reduction of its activities in Russia, which involve significant execution complexity, may not be as productive, effective or timely as Citi expects, may impact the local businesses during the exit process, and could result in additional foreign currency translation adjustment (CTA) or other losses, charges or other negative financial or strategic impacts, which could be material;
•Citi’s ability to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income;
•the potential impact to Citi if its interpretation or application of the complex income and non-income based tax laws to which it is subject, such as the Tax Cuts and Jobs Act (Tax Reform), the Foreign Tax Credit guidelines that became effective in March 2022, and withholding, stamp, service and other non-income taxes, differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income based tax matters, and the resulting payment of additional taxes, penalties or interest;
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
•Citi’s ability in its resolution plan submissions to address any shortcomings or deficiencies identified or guidance provided by the Federal Reserve Board or FDIC;
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
•the potential impact to Citi from a prior or future failure or disruption of its operational processes or systems, including as a result of, among other things, human error, such as manual transaction processing errors (e.g., a manual error by any Citi trader that causes system or market disruptions or losses for Citi or its clients), which can be exacerbated by staffing challenges and processing backlogs; fraud or malice; insufficient (or limited) straight-through processing between legacy systems leading to risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; or other similar losses or damage to Citi’s property or assets; failures by third parties, as well as disruptions in the operations of Citi’s businesses, clients, customers or other third parties; and the increased reputational, legal and compliance risks resulting from any such failure or disruption of its operational process or systems, including fines or legal or regulatory actions or proceedings;
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
•the potential impact of changes to, or the application of incorrect, assumptions, judgments or estimates in Citi’s financial statements, including the assessment of goodwill or other assets for impairment; estimates of Citi’s ACL, which depends on its CECL models and assumptions and forecasted macroeconomic conditions and qualitative management adjustment component; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; and fair value of certain assets and liabilities;
•the financial impact from reclassification of any CTA component of AOCI, including related hedges and taxes, into Citi’s earnings, due to the sale, substantial liquidation or any other deconsolidation event of any foreign entity, such as those related to any of Citi’s Legacy Franchises segment or exit businesses, whether due to Citi’s strategic refresh or otherwise;
•the potential impact of settlement charges under any of Citi’s pension plans, whether due to plan settlements (including lump sum payments) for a year exceeding the service plus interest costs or due to more than 10% of the plan’s projected benefit obligation being settled;
•the impact of changes to financial accounting and reporting standards or interpretations on how Citi records and reports its financial condition and results of operations;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, including from indemnification obligations in connection with various transactions, such as hedging or reinsurance arrangements related to those obligations, or Citi being unable to liquidate or realize the fair value of its collateral, and these risks can be heightened for vulnerable industries or sectors impacted by the continued macroeconomic, geopolitical, market and other challenges and uncertainties and volatilities;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries, to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risks and controls, such as risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to remediate deficiencies on a timely and sufficient basis, including the resulting significant investments required for such remediation efforts; the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as significant monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends and changes to directors and/or officers and collateral consequences to Citi arising from such outcomes;
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations, cost or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; sovereign volatility; election outcomes; regulatory changes and political events; foreign exchange controls, including inability to access indirect foreign exchange mechanisms; macroeconomic volatility and disruptions, including with respect to commodity prices; the impacts of inflation and food insecurity; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets, whether related to geopolitical conflicts or otherwise; U.S. regulators or the ICERC imposing mandatory loan loss or other reserve requirements on Citi; and increased compliance and regulatory risks and costs;
•the potential impact to Citi from climate change and the transition to a low-carbon economy, including both physical risks, such as increased frequency and/or severity of adverse weather events and transition risks, such as those arising from changes in regulations or market preferences toward a low-carbon economy, as well as higher regulatory, compliance and reputational risks and costs and data-related challenges, including as a result of any new SEC rules related to climate change disclosures, such as those recently proposed by the SEC, and an increased focus by banking regulators and others on the issue of climate change at financial institutions directly and with respect to their clients; and
•the transition away from and discontinuance of LIBOR and any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2022	2021	2022	2021
Revenues
Interest revenue	$15,630	$12,463	$28,781	$24,997
Interest expense	3,666	1,985	5,946	4,013
Net interest income	$11,964	$10,478	$22,835	$20,984
Commissions and fees	$2,452	$3,374	$5,020	$7,044
Principal transactions	4,525	2,304	9,115	6,217
Administration and other fiduciary fees	1,023	1,022	1,989	1,983
Realized gains (losses) on sales of investments, net	(58)	137	22	538
Impairment losses on investments:
Impairment losses on investments and other assets	(96)	(13)	(186)	(82)
Provision for credit losses on AFS debt securities(1)	2	—	2	—
Net impairment losses recognized in earnings	(94)	(13)	(184)	(82)
Other revenue	$(174)	$451	$27	$736
Total non-interest revenues	$7,674	$7,275	$15,989	$16,436
Total revenues, net of interest expense	$19,638	$17,753	$38,824	$37,420
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$1,384	$(1,126)	$1,644	$(2,605)
Provision for credit losses on held-to-maturity (HTM) debt securities	20	4	18	(7)
Provision for credit losses on other assets	7	(3)	3	6
Policyholder benefits and claims	22	15	49	67
Provision for credit losses on unfunded lending commitments	(159)	44	315	(582)
Total provisions for credit losses and for benefits and claims(2)	$1,274	$(1,066)	$2,029	$(3,121)
Operating expenses
Compensation and benefits	$6,472	$5,982	$13,292	$11,983
Premises and equipment	619	558	1,162	1,134
Technology/communication	2,068	1,895	4,084	3,747
Advertising and marketing	414	340	725	610
Other operating	2,820	2,696	6,295	5,410
Total operating expenses	$12,393	$11,471	$25,558	$22,884
Income from continuing operations before income taxes	$5,971	$7,348	$11,237	$17,657
Provision for income taxes	1,182	1,155	2,123	3,487
Income from continuing operations	$4,789	$6,193	$9,114	$14,170
Discontinued operations
Income (loss) from discontinued operations	$(262)	$10	$(264)	$8
Benefit for income taxes	(41)	—	(41)	—
Income (loss) from discontinued operations, net of taxes	$(221)	$10	$(223)	$8
Net income before attribution to noncontrolling interests	$4,568	$6,203	$8,891	$14,178
Noncontrolling interests	21	10	38	43
Citigroup’s net income	$4,547	$6,193	$8,853	$14,135
Basic earnings per share(3)
Income from continuing operations	$2.32	$2.86	$4.34	$6.51
Income from discontinued operations, net of taxes	(0.11)	—	(0.11)	—
Net income	$2.20	$2.87	$4.23	$6.52
Weighted average common shares outstanding (in millions)	1,941.5	2,056.5	1,956.6	2,069.3
Diluted earnings per share(3)
Income from continuing operations	$2.30	$2.84	$4.32	$6.47
Income (loss) from discontinued operations, net of taxes	(0.11)	—	(0.11)	—
Net income	$2.19	$2.85	$4.20	$6.47
Adjusted weighted average common shares outstanding (in millions)	1,958.1	2,073.0	1,973.2	2,084.8

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Citigroup’s net income	$4,547	$6,193	$8,853	$14,135
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(1,501)	$(474)	$(5,778)	$(2,259)
Net change in debt valuation adjustment (DVA), net of taxes(2)	1,967	(62)	2,760	(104)
Net change in cash flow hedges, net of taxes	(666)	(173)	(2,207)	(729)
Benefit plans liability adjustment, net of taxes	(89)	87	82	801
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,630)	523	(1,644)	(751)
Net change in excluded component of fair value hedges, net of taxes	9	(10)	57	(20)
Citigroup’s total other comprehensive income (loss)	$(1,910)	$(109)	$(6,730)	$(3,062)
Citigroup’s total comprehensive income	$2,637	$6,084	$2,123	$11,073
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(53)	$18	$(82)	$(40)
Add: Net income (loss) attributable to noncontrolling interests	21	10	38	43
Total comprehensive income	$2,605	$6,112	$2,079	$11,076

(1)See Note 17.
(2)See Note 20.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,902	$27,515
Deposits with banks, net of allowance	259,128	234,518
Securities borrowed and purchased under agreements to resell (including $242,760 and $216,466 as of June 30, 2022 and December 31, 2021, respectively, at fair value), net of allowance	361,334	327,288
Brokerage receivables, net of allowance	80,486	54,340
Trading account assets (including $128,223 and $133,828 pledged to creditors at June 30, 2022 and December 31, 2021, respectively)	340,875	331,945
Investments:
Available-for-sale debt securities (including $7,070 and $9,226 pledged to creditors as of June 30, 2022 and December 31, 2021, respectively), net of allowance	238,499	288,522
Held-to-maturity debt securities (including $35 and $1,460 pledged to creditors as of June 30, 2022 and December 31, 2021, respectively), net of allowance	267,592	216,963
Equity securities (including $1,046 and $1,032 at fair value as of June 30, 2022 and December 31, 2021, respectively)	7,787	7,337
Total investments	$513,878	$512,822
Loans:
Consumer (including $8 and $12 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	355,605	376,534
Corporate (including $4,528 and $6,070 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	301,728	291,233
Loans, net of unearned income	$657,333	$667,767
Allowance for credit losses on loans (ACLL)	(15,952)	(16,455)
Total loans, net	$641,381	$651,312
Goodwill	19,597	21,299
Intangible assets (including MSRs of $600 and $404 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	4,526	4,495
Other assets (including $10,085 and $12,342 as of June 30, 2022 and December 31, 2021, respectively, at fair value), net of allowance	134,797	125,879
Total assets	$2,380,904	$2,291,413

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

	June 30,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$94	$260
Trading account assets	9,072	10,038
Investments	596	844
Loans, net of unearned income
Consumer	34,243	34,677
Corporate	14,537	14,312
Loans, net of unearned income	$48,780	$48,989
Allowance for credit losses on loans (ACLL)	(2,460)	(2,668)
Total loans, net	$46,320	$46,321
Other assets	52	1,174
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$56,134	$58,637
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2022	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2021
Liabilities
Non-interest-bearing deposits in U.S. offices	$147,214	$158,552
Interest-bearing deposits in U.S. offices (including $856 and $879 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	565,785	543,283
Non-interest-bearing deposits in offices outside the U.S.	100,266	97,270
Interest-bearing deposits in offices outside the U.S. (including $1,452 and $787 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	508,583	518,125
Total deposits	$1,321,848	$1,317,230
Securities loaned and sold under agreements to repurchase (including $64,574 and $56,694 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	198,472	191,285
Brokerage payables (including $3,288 and $3,575 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	96,474	61,430
Trading account liabilities	180,453	161,529
Short-term borrowings (including $6,852 and $7,358 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	40,054	27,973
Long-term debt (including $89,388 and $82,609 as of June 30, 2022 and December 31, 2021, respectively, at fair value)	257,425	254,374
Other liabilities	86,552	74,920
Total liabilities	$2,181,278	$2,088,741
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2022—759,800 and as of December 31, 2021—759,800, at aggregate liquidation value	$18,995	$18,995
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2022—3,099,669,331 and as of December 31, 2021—3,099,651,835	31	31
Additional paid-in capital	108,210	108,003
Retained earnings	191,261	184,948
Treasury stock, at cost: June 30, 2022—1,162,959,708 shares and December 31, 2021—1,115,296,641 shares	(73,988)	(71,240)
Accumulated other comprehensive income (loss) (AOCI)	(45,495)	(38,765)
Total Citigroup stockholders’ equity	$199,014	$201,972
Noncontrolling interests	612	700
Total equity	$199,626	$202,672
Total liabilities and equity	$2,380,904	$2,291,413

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

	June 30,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$8,105	$8,376
Long-term debt	12,511	12,579
Other liabilities	238	694
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$20,854	$21,649

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Preferred stock at aggregate liquidation value
Balance, beginning of period	$18,995	$20,280	$18,995	$19,480
Issuance of new preferred stock	—	—	—	2,300
Redemption of preferred stock	—	(2,285)	—	(3,785)
Balance, end of period	$18,995	$17,995	$18,995	$17,995
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,081	$107,725	$108,034	$107,877
Employee benefit plans	160	112	206	(63)
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	—	8	—	40
Other	—	6	1	(3)
Balance, end of period	$108,241	$107,851	$108,241	$107,851
Retained earnings
Balance, beginning of period	$187,962	$174,816	$184,948	$168,272
Citigroup’s net income	4,547	6,193	8,853	14,135
Common dividends(1)	(1,010)	(1,062)	(2,024)	(2,136)
Preferred dividends	(238)	(253)	(517)	(545)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	—	(8)	1	(40)
Balance, end of period	$191,261	$179,686	$191,261	$179,686
Treasury stock, at cost
Balance, beginning of period	$(73,744)	$(65,261)	$(71,240)	$(64,129)
Employee benefit plans(2)	6	8	502	476
Treasury stock acquired(3)	(250)	(3,000)	(3,250)	(4,600)
Balance, end of period	$(73,988)	$(68,253)	$(73,988)	$(68,253)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(43,585)	$(35,011)	$(38,765)	$(32,058)
Citigroup’s total other comprehensive income	(1,910)	(109)	(6,730)	(3,062)
Balance, end of period	$(45,495)	$(35,120)	$(45,495)	$(35,120)
Total Citigroup common stockholders’ equity	$180,019	$184,164	$180,019	$184,164
Total Citigroup stockholders’ equity	$199,014	$202,159	$199,014	$202,159
Noncontrolling interests
Balance, beginning of period	$644	$724	$700	$758
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(1)	1	(34)	1
Net income attributable to noncontrolling-interest shareholders	21	10	38	43
Distributions paid to noncontrolling-interest shareholders	(1)	—	(11)	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(53)	18	(82)	(40)
Other	2	(2)	1	(11)
Net change in noncontrolling interests	$(32)	$27	$(88)	$(7)
Balance, end of period	$612	$751	$612	$751
Total equity	$199,626	$202,910	$199,626	$202,910

(1)    Common dividends declared were $0.51 per share for each of the first and second quarters of 2022 and 2021.
(2)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(3)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common share repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2022	2021
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$8,891	$14,178
Net income attributable to noncontrolling interests	38	43
Citigroup’s net income	$8,853	$14,135
(Loss) gain from discontinued operations, net of taxes	(223)	8
Income from continuing operations—excluding noncontrolling interests	$9,076	$14,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	2,089	1,944
Provisions for credit losses on loans and unfunded lending commitments	1,959	(3,187)
Goodwill impairment	535	—
Realized gains from sales of investments	(22)	(538)
Impairment losses on investments and other assets	186	82
Change in trading account assets	(8,974)	4,098
Change in trading account liabilities	18,924	6,679
Change in brokerage receivables net of brokerage payables	8,898	(7,400)
Change in loans HFS	4,504	(3,214)
Change in other assets	(3,450)	(2,260)
Change in other liabilities	(2,117)	3,300
Other, net	(34,877)	9,932
Total adjustments	$(12,345)	$9,436
Net cash provided by (used in) operating activities of continuing operations	$(3,269)	$23,563
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(34,046)	$(14,335)
Change in loans	(14,790)	(3,088)
Proceeds from divestitures(1)	1,940	—
Proceeds from sales and securitizations of loans	1,562	869
Available-for-sale debt securities(2):
Purchases of investments	(123,528)	(114,240)
Proceeds from sales of investments	79,952	66,135
Proceeds from maturities of investments	76,871	62,904
Held-to-maturity debt securities(2):
Purchases of investments	(34,317)	(87,049)
Proceeds from maturities of investments	5,821	12,291
Capital expenditures on premises and equipment and capitalized software	(2,465)	(1,771)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	31	28
Other, net	(332)	145
Net cash used in investing activities of continuing operations	$(43,301)	$(78,111)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,514)	$(2,663)
Issuance of preferred stock	—	2,300
Redemption of preferred stock	—	(3,785)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2022	2021
Treasury stock acquired	$(3,200)	$(4,381)
Stock tendered for payment of withholding taxes	(334)	(324)
Change in securities loaned and sold under agreements to repurchase	7,187	22,292
Issuance of long-term debt	60,304	41,511
Payments and redemptions of long-term debt	(28,439)	(41,894)
Change in deposits	25,360	29,610
Change in short-term borrowings	12,081	1,948
Net cash provided by financing activities of continuing operations	$70,445	$44,614
Effect of exchange rate changes on cash and due from banks	$(1,878)	$(443)
Change in cash, due from banks and deposits with banks	21,997	(10,377)
Cash, due from banks and deposits with banks at beginning of period	262,033	309,615
Cash, due from banks and deposits with banks at end of period	$284,030	$299,238
Cash and due from banks (including segregated cash and other deposits)	$24,902	$27,117
Deposits with banks, net of allowance	259,128	272,121
Cash, due from banks and deposits with banks at end of period	$284,030	$299,238
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,661	$2,176
Cash paid during the period for interest	6,284	3,926
Non-cash investing activities(1)(3)
Transfer of investment securities from AFS to HTM	$21,522	$—
Decrease in net loans associated with divestitures reclassified to HFS	17,758	—
Decrease in goodwill associated with divestitures reclassified to HFS	873	—
Transfers to loans HFS (Other assets) from loans	1,874	961
Non-cash financing activities(1)
Decrease in deposits associated with divestitures reclassified to HFS	$20,741	$—

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
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 for more information and balances as of June 30, 2022.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2021, Citigroup’s Current Report on Form 8-K dated May 10, 2022 (as amended by a Current Report on Form 8-K/A dated May 10, 2022) with Historical Consolidated Financial Statements and Notes conformed to reflect changes in Citigroup’s reportable segments from those contained in Citi’s 2021 Annual Report on Form 10-K included as an exhibit thereto (such Current Report on Form 8-K together with Citigroup’s 2021 Annual Report on Form 10-K, collectively referred to as the 2021 Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (First Quarter of 2022 Form 10-Q).
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

ACCOUNTING CHANGES

Multiple Macroeconomic Scenarios-Based ACL Approach
During the second quarter of 2022, Citi refined its ACL methodology to utilize multiple macroeconomic scenarios to estimate its allowance for credit losses. The ACL was previously estimated using a combination of a single base-case forecast scenario as part of its quantitative component and a qualitative management adjustment to reflect economic uncertainty from downside macroeconomic scenarios. As a result of this change, Citi now explicitly incorporates multiple macroeconomic scenarios—base, upside, and downside—and associated probabilities in the quantitative component when estimating its ACL.
This refinement represents a “change in accounting estimate” under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate resulted in a decrease of approximately $0.3 billion in the allowance for credit losses, partially offsetting an increase of $0.8 billion in the allowance for credit losses due to the increased macroeconomic uncertainty and other factors in the second quarter.

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
This change in income statement presentation represents a “change in accounting principle” under ASC Topic 250, Accounting Changes and Error Corrections, with retrospective application to the earliest period presented. This change in accounting principle resulted in a reclassification of $279 million and $619 million of deposit insurance expenses from Interest expense to Other operating expenses, for the quarter and six months ended June 30, 2021. This change had no impact on Citi’s net income or the total deposit insurance expense incurred by Citi.

FUTURE ACCOUNTING CHANGES

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, FASB issued Accounting Standards Update (ASU) 2022-3, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU was issued to address diversity in practice whereby certain entities included the impact of contractual restrictions when valuing equity securities, and it clarifies that a contractual restriction on the sale of an equity security should not be considered part of the unit of account of the equity security and, therefore, should not be considered in measuring fair value. The ASU also includes requirements for entities to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions.
The ASU is to be adopted on a prospective basis and will be effective for Citigroup on January 1, 2024, although early adoption is permitted. Adoption of the accounting standard is not expected to have an impact on Citi’s operating results or financial position, as the Company excludes such restrictions when valuing equity securities.

Obligations to Safeguard Crypto-assets Held for Platform Users
In March 2022, the SEC issued Staff Accounting Bulletin (SAB) No. 121, which expresses the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets that an entity holds for platform users. Specifically, the guidance requires issuers that hold digital assets for their platform users to recognize a liability for their obligation to safeguard the digital assets held and a corresponding asset, measured initially and subsequently at fair value. The guidance is effective for interim and annual periods ending after June 15, 2022. Citigroup does not have any transactions within the scope of SAB 121 as of June 30, 2022.

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

Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors, enhances disclosure requirements for certain loan refinancings and restructurings by creditors and requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The guidance is effective beginning January 1, 2023 and early adoption is permitted. Citi plans to adopt the amendments in ASU 2022-02 on January 1, 2023, and is evaluating the effect they will have on its Consolidated Financial Statements and related disclosures.

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
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Total revenues, net of interest expense	$—	$—	$—	$—
Income (loss) from discontinued operations(1)	$(262)	$10	$(264)	$8
Benefit for income taxes	(41)	—	(41)	—
Income (loss) from discontinued operations, net of taxes	$(221)	$10	$(223)	$8

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.

During the second quarter of 2022, the Company finalized the settlement of certain liabilities related to its legacy consumer operation in the U.K. (the legacy operation), including an indemnification liability related to its sale of the Egg Banking business in 2011, which led to the substantial liquidation of the legacy operation. As a result, a CTA loss (net of hedges) in AOCI of approximately $400 million pretax ($345 million after-tax) related to the legacy operation was released to earnings in the current period. Out of the total CTA release, a $260 million pretax loss ($221 million after-tax loss) was attributable to the Egg Banking business noted above, reported in Discontinued operations, and therefore the corresponding CTA release was also reported in Discontinued operations during the second quarter. The remaining CTA release of a $140 million pretax loss ($124 million after-tax loss) related to Legacy Holdings Assets was reported as part of Continuing operations within Legacy Franchises.
While the legacy operation was divested in multiple sales over the years, each transaction did not result in substantial liquidation given that Citi retained certain liabilities noted above, which were gradually settled over time until reaching the point of substantial liquidation during the second quarter, triggering the release of the CTA loss to earnings.

Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
Citi entered into agreements to sell nine consumer banking businesses that, in aggregate, will result in a transfer to HFS of approximately $29 billion in assets, including $19 billion of loans (net of allowance of $409 million) and approximately $23 billion in liabilities, including $22 billion in deposits as of June 30, 2022. As a result, these assets and liabilities held by each business were reclassified to HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet. The following five consumer banking business sale agreements (of nine) were identified as significant disposals that are recorded within the Legacy Franchises segment. All open sales agreements in the table below are subject to regulatory approvals and other closing conditions.

			June 30, 2022
In millions of dollars			Assets						Liabilities
Consumer banking business in	Sale agreement date	Expected close	Cash and deposits with banks	Loans(1)	Goodwill(2)	Other assets, advances to/from subsidiaries	Other assets	Total assets	Deposits	Long-term debt	Other liabilities	Total liabilities
Australia(3)	8/9/21	closed on 6/1/2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Philippines(4)	12/23/21	closed on 8/1/2022	31	1,170	244	511	37	1,993	1,208	—	78	1,286
Thailand(4)	1/14/22	second half 2022	$15	$2,485	$160	$215	$84	$2,959	$925	$—	$133	$1,058
Taiwan(4)	1/28/22	second half 2023	104	7,878	212	4,855	199	13,248	10,350	—	214	10,564
India(4)	3/30/22	first half 2023	29	3,515	346	2,482	102	6,474	5,916	—	184	6,100

	Income (loss) before taxes(5)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Australia(3)	$28	$69	$193	$142
Philippines	14	31	65	67
Thailand	90	43	78	91
Taiwan	50	65	96	150
India	52	29	125	98

(1)    Loans, net of allowance as of June 30, 2022: Philippines $80 million, Thailand $80 million, Taiwan $57 million and India $51 million.
(2)    For Thailand, includes intangible assets.
(3)    On June 1, 2022, Citi completed the sale of its Australia consumer banking business, which was a part of Legacy Franchises. The Australia consumer banking business had approximately $9.4 billion in assets, including $9.3 billion of loans (net of allowance of $140 million) and excluding goodwill. The total amount of liabilities was $7.3 billion including $6.8 billion in deposits. The transaction generated a pretax loss on sale of approximately $800 million ($665 million after-tax), subject to closing adjustments, recorded in Other revenue. The loss on sale primarily reflected the impact of an approximate pretax $620 million currency translation adjustment (CTA) loss (net of hedges) ($470 million after-tax) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. The sale closed on June 1, 2022, and the CTA-related balance was removed from the AOCI component of equity, resulting in a neutral CTA impact to Citi’s Common Equity Tier 1 Capital. The income before taxes shown in the above table for Australia reflects the two months of Citi’s ownership through June 1, 2022.
(4)    These sales are expected to result in an after-tax gain upon closing.
(5)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes the pretax loss on sale.

Citi did not have any other significant disposals to report as of June 30, 2022. As of August 3, 2022, Citi had not entered into any other definitive sales agreements related to its recently announced intention to pursue exits of its consumer franchises in 12 remaining markets across Asia and EMEA.
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
During the first quarter of 2022, Citi recorded an additional pretax charge of $31 million, composed of gross charges connected to the Korea VERP.
The following table summarizes the reserve charges related to the Korea VERP and other initiatives reported in the Legacy Franchises operating segment and Corporate/Other:

In millions of dollars	Employee termination costs
Total Citigroup (pretax)
Original charges	$1,052
Utilization	(1)
Foreign exchange	3
Balance at December 31, 2021	$1,054
Additional charges	$31
Utilization	(347)
Foreign exchange	(24)
Balance at March 31, 2022	$714
Additional charges (releases)	$(3)
Utilization	(670)
Foreign exchange	(41)
Balance at June 30, 2022	$—

The total estimated cash charges for the wind-down are $1.1 billion, most of which were recognized in 2021.
See Note 8 for details on the pension impact of the Korea wind-down.

3. OPERATING SEGMENTS

Effective January 1, 2022, Citi changed its management structure resulting in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage the Company, allocate resources and measure performance. Citi reorganized its reporting into three operating segments: Institutional Clients Group (ICG), Personal Banking and Wealth Management (PBWM) and Legacy Franchises, with Corporate/Other including activities not assigned to a specific operating segment, as well as discontinued operations. The prior-period balances reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Citi’s consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.
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
PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth), providing traditional banking services and credit cards to retail and small business customers in the U.S., and financial services to the entire continuum of wealth clients—from affluent to ultra-high-net-worth—through banking, lending, mortgages, investment, custody and trust product offerings in approximately 20 countries, including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
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
The following tables present certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

	Three Months Ended June 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$4,520	$3,760	$5,569	$4,985	$1,474	$1,621	$401	$112	$11,964	$10,478
Non-interest revenue	6,899	5,789	460	713	461	658	(146)	115	7,674	7,275
Total revenues, net of interest expense	$11,419	$9,549	$6,029	$5,698	$1,935	$2,279	$255	$227	$19,638	$17,753
Operating expense	6,434	5,829	3,985	3,547	1,814	1,788	160	307	12,393	11,471
Provisions for credit losses	(202)	(694)	1,355	(170)	121	(204)	—	2	1,274	(1,066)
Income (loss) from continuing operations before taxes	$5,187	$4,414	$689	$2,321	$—	$695	$95	$(82)	$5,971	$7,348
Provision (benefits) for income taxes	1,209	981	136	516	15	203	(178)	(545)	1,182	1,155
Income (loss) from continuing operations	$3,978	$3,433	$553	$1,805	$(15)	$492	$273	$463	$4,789	$6,193
Identifiable assets (June 30, 2022 and December 31, 2021)	$1,700	$1,613	$479	$464	$108	$125	$94	$89	$2,381	$2,291
Average loans	297	287	317	304	43	79	—	—	657	670
Average deposits	830	818	435	410	51	85	7	8	1,323	1,321

	Six Months Ended June 30,
In millions of dollars, except average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$8,304	$7,493	$10,954	$10,150	$2,982	$3,184	$595	$157	$22,835	$20,984
Non-interest revenue	14,275	13,444	980	1,540	884	1,338	(150)	114	15,989	16,436
Total revenues, net of interest expense	$22,579	$20,937	$11,934	$11,690	$3,866	$4,522	$445	$271	$38,824	$37,420
Operating expense	13,157	11,761	7,874	6,969	4,107	3,540	420	614	25,558	22,884
Provisions for credit losses	769	(2,233)	979	(727)	281	(160)	—	(1)	2,029	(3,121)
Income (loss) from continuing operations before taxes	$8,653	$11,409	$3,081	$5,448	$(522)	$1,142	$25	$(342)	$11,237	$17,657
Provision (benefits) for income taxes	2,017	2,546	668	1,223	(122)	330	(440)	(612)	2,123	3,487
Income (loss) from continuing operations	$6,636	$8,863	$2,413	$4,225	$(400)	$812	$465	$270	$9,114	$14,170
Average loans	$293	$284	$315	$304	$45	$80	$—	$—	$653	$668
Average deposits	828	814	441	404	53	85	7	10	1,329	1,313

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Interest revenue
Consumer loans	$6,601	$6,521	$12,863	$13,223
Corporate loans	2,894	2,212	5,348	4,419
Loan interest, including fees	$9,495	$8,733	$18,211	$17,642
Deposits with banks	658	126	954	271
Securities borrowed and purchased under agreements to resell	805	205	1,199	499
Investments, including dividends	2,370	1,818	4,420	3,570
Trading account assets(1)	1,659	1,470	2,805	2,807
Other interest-bearing assets(2)	643	111	1,192	208
Total interest revenue	$15,630	$12,463	$28,781	$24,997
Interest expense
Deposits	$1,420	$676	$2,291	$1,388
Securities loaned and sold under agreements to repurchase	655	260	937	513
Trading account liabilities(1)	137	150	284	264
Short-term borrowings and other interest-bearing liabilities(3)	268	31	323	62
Long-term debt	1,186	868	2,111	1,786
Total interest expense	$3,666	$1,985	$5,946	$4,013
Net interest income	$11,964	$10,478	$22,835	$20,984
Provision (benefit) for credit losses on loans	1,384	(1,126)	1,644	(2,605)
Net interest income after provision for credit losses on loans	$10,580	$11,604	$21,191	$23,589

(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.
(3)Includes liabilities from businesses held-for-sale (see Note 2) and Brokerage payables.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$845	$—	$—	$845	$1,753	$—	$—	$1,753
Brokerage commissions	393	213	53	659	853	454	121	1,428
Credit and bank card income
Interchange fees	321	2,435	227	2,983	561	4,534	448	5,543
Card-related loan fees	11	73	79	163	20	137	160	317
Card rewards and partner payments(1)	(165)	(2,871)	(160)	(3,196)	(282)	(5,370)	(332)	(5,984)
Deposit-related fees(2)	279	44	19	342	546	103	36	685
Transactional service fees	267	5	26	298	521	9	52	582
Corporate finance(3)	136	—	—	136	252	3	—	255
Insurance distribution revenue	—	56	33	89	—	108	69	177
Insurance premiums	—	1	22	23	—	2	46	48
Loan servicing	7	12	4	23	19	22	7	48
Other	3	49	35	87	2	97	69	168
Total commissions and fees(4)	$2,097	$17	$338	$2,452	$4,245	$99	$676	$5,020

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$1,386	$—	$—	$1,386	$3,010	$—	$—	$3,010
Brokerage commissions	447	277	97	821	968	566	229	1,763
Credit and bank card income
Interchange fees	197	2,061	212	2,470	355	3,755	424	4,534
Card-related loan fees	6	74	97	177	11	151	197	359
Card rewards and partner payments(1)	(104)	(2,301)	(110)	(2,515)	(179)	(4,258)	(249)	(4,686)
Deposit-related fees(2)	257	42	26	325	500	96	58	654
Transactional service fees	242	6	29	277	474	11	57	542
Corporate finance(3)	180	—	—	180	335	3	—	338
Insurance distribution revenue	—	76	37	113	—	159	89	248
Insurance premiums	—	6	24	30	—	8	42	50
Loan servicing	11	8	5	24	23	15	9	47
Other	8	43	35	86	17	98	70	185
Total commissions and fees(4)	$2,630	$292	$452	$3,374	$5,514	$604	$926	$7,044

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
(2)Includes overdraft fees of $28 million and $24 million for the three months ended June 30, 2022 and 2021, respectively, and $59 million and $47 million for the six months ended June 30, 2022 and 2021, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(2,811) million and $(2,073) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended June 30, 2022 and 2021, respectively, and $(5,240) million and $(3,822) million for the six months ended June 30, 2022 and 2021, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$506	$22	$2	$530	$952	$45	$5	$1,002
Fiduciary fees	68	196	79	343	133	401	159	693
Guarantee fees	134	14	2	150	266	24	4	294
Total administration and other fiduciary fees(1)	$708	$232	$83	$1,023	$1,351	$470	$168	$1,989

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$476	$24	$3	$503	$908	$45	$7	$960
Fiduciary fees	61	200	111	372	123	392	216	731
Guarantee fees	133	11	3	147	266	22	4	292
Total administration and other fiduciary fees(1)	$670	$235	$117	$1,022	$1,297	$459	$227	$1,983

(1)    Administration and other fiduciary fees include $150 million and $147 million for the three months ended June 30, 2022 and 2021, respectively, and $294 million and $292 million for the six months ended June 30, 2022 and 2021, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Interest rate risks(1)	$1,450	$530	$2,920	$1,964
Foreign exchange risks(2)	1,639	965	3,187	1,927
Equity risks(3)	345	358	1,276	1,203
Commodity and other risks(4)	612	393	1,063	593
Credit products and risks(5)	479	58	669	530
Total	$4,525	$2,304	$9,115	$6,217

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

7. INCENTIVE PLANS

For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans. Benefits earned during the period are reported in Compensation and benefits expenses and all other components of the net period benefit cost are reported in Other operating expenses in the Consolidated Statement of Income:

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Benefits earned during the period	$—	$—	$30	$38	$—	$—	$—	$2
Interest cost on benefit obligation	105	95	79	70	4	3	23	24
Expected return on assets	(154)	(174)	(66)	(63)	(3)	(3)	(18)	(21)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(2)	(3)	(2)	(1)	(3)
Net actuarial loss (gain)	44	54	14	14	(2)	(1)	1	3
Curtailment (gain)(1)	—	—	(23)	—	—	—	—	—
Settlement (gain) loss(1)	—	—	(10)	4	—	—	—	—
Total net (benefit) expense	$(5)	$(25)	$23	$61	$(4)	$(3)	$5	$5

(1)    (Gains) losses due to curtailment and settlement relate to divestiture activities. Total net expense for non-U.S. plans includes a $28 million net benefit related to the wind-down of Citi’s consumer banking business in Korea.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Benefits earned during the period	$—	$—	$64	$77	$—	$—	$1	4
Interest cost on benefit obligation	191	177	152	132	7	6	46	49
Expected return on plan assets	(308)	(356)	(132)	(124)	(6)	(7)	(38)	(43)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(3)	$(3)	(5)	(4)	(4)	(5)
Net actuarial loss (gain)	100	116	27	32	(3)	(1)	2	8
Curtailment (gain)(1)	—	—	(23)	—	—	—	—	—
Settlement (gain) loss(1)	—	—	(10)	4	—	—	—	—
Total net (benefit) expense	$(16)	$(62)	$75	$118	$(7)	$(6)	$7	$13

(1)    (Gains) losses due to curtailment and settlement relate to divestiture activities. Total net expense for non-U.S. plans includes a $28 million net benefit related to the wind-down of Citi’s consumer banking business in Korea.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Six Months Ended June 30, 2022
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,766	$8,001	$501	$1,169
Plans measured annually	(23)	(2,071)	—	(298)
Projected benefit obligation at beginning of year—Significant Plans	$12,743	$5,930	$501	$871
First quarter activity	(1,234)	(285)	(50)	(71)
Projected benefit obligation at June 30, 2022—Significant Plans	$11,509	$5,645	$451	$800
Benefits earned during the period	—	15	—	—
Interest cost on benefit obligation	105	68	4	20
Actuarial (gain)(1)	(903)	(489)	(36)	(43)
Benefits paid, net of participants’ contributions and government subsidy	(253)	(69)	(13)	(17)
Settlement (gain)(2)	—	(246)	—	—
Curtailment (gain)(2)	—	(23)	—	—
Foreign exchange impact and other	—	(163)	—	(9)
Projected benefit obligation at period end—Significant Plans	$10,458	$4,738	$406	$751
Change in plan assets
Plan assets at fair value at beginning of year	$12,977	$7,614	$319	$1,043
Plans measured annually	—	(1,419)	—	(7)
Plan assets at fair value at beginning of year—Significant Plans	$12,977	$6,195	$319	$1,036
First quarter activity	(1,030)	(226)	(19)	(135)
Plan assets at fair value at June 30, 2022—Significant Plans	$11,947	$5,969	$300	$901
Actual return on plan assets	(868)	(512)	(15)	(45)
Company contributions, net of reimbursements	13	208	(6)	—
Benefits paid, net of participants’ contributions and government subsidy	(253)	(69)	(13)	(17)
Settlement (gain)(2)	—	(246)	—	—
Foreign exchange impact and other	—	(143)	—	(11)
Plan assets at fair value at period end—Significant Plans	$10,839	$5,207	$266	$828
Qualified plans(3)	$940	$469	$(140)	$77
Nonqualified plans(4)	(559)	—	—	—
Funded status of the plans at period end—Significant Plans	$381	$469	$(140)	$77
Net amount recognized at period end
Benefit asset	$940	$844	$—	$77
Benefit liability	(559)	(375)	(140)	—
Net amount recognized on the balance sheet—Significant Plans	$381	$469	$(140)	$77
Amounts recognized in AOCI at period end(5)
Prior service benefit	$—	$—	$87	$37
Net actuarial (loss) gain	(6,464)	(992)	119	(213)
Net amount recognized in equity (pretax)—Significant Plans	$(6,464)	$(992)	$206	$(176)
Accumulated benefit obligation at period end—Significant Plans	$10,457	$4,563	$406	$751

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
The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of period balance, net of tax(1)(2)	$(5,681)	$(5,852)
Actuarial assumptions changes and plan experience	1,499	3,024
Net asset (loss) due to difference between actual and expected returns	(1,675)	(3,137)
Net amortization	52	116
Curtailment/settlement (gain)(3)	(32)	(32)
Foreign exchange impact and other	83	133
Change in deferred taxes, net	(16)	(22)
Change, net of tax	$(89)	$82
End of period balance, net of tax(1)(2)	$(5,770)	$(5,770)

(1)See Note 17 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Jun. 30, 2022	Jun. 30, 2021
U.S. plans
Qualified pension	3.80%	3.10%
Nonqualified pension	3.85	3.00
Postretirement	3.85	2.85
Non-U.S. plans
Pension	1.10–10.00	0.25–9.30
Weighted average	5.55	4.26
Postretirement	10.10	9.70

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021
U.S. plans
Qualified pension	4.80%	3.80%	2.80%
Nonqualified pension	4.80	3.85	2.80
Postretirement	4.75	3.85	2.75
Non-U.S. plans
Pension	2.00–10.75	1.10–10.00	0.25–9.80
Weighted average	6.68	5.55	4.56
Postretirement	10.75	10.10	10.00

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2022
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(9)
Non-U.S. plans	5	6
Postretirement
U.S. plans	—	—
Non-U.S. plans	(1)	1

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2022.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2022 and 2021, as well as expected Company contributions for the remainder of 2022 and the actual contributions made in 2021:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Company contributions (reimbursements)(2)(3) for the six months ended June 30	$28	$27	$389	$78	$(1)	$9	$5	$4
Company contributions during the remainder of the year	—	29	—	77	—	13	—	4
Company contributions expected to be made during the remainder of the year(3)	31	—	52	—	3	—	4	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.
(3)2022 benefit payments have increased due to the wind-down of Citi’s consumer banking business in Korea, as it is expected that employees who elected the VERP will be withdrawing their pension plan assets.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
U.S. plans	$119	$106	$238	$211
Non-U.S. plans	99	91	205	183

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$1	$1
Total service-related expense	$1	$1	$1	$1
Non-service-related expense (benefit)	$1	$(1)	$6	$4
Total net expense	$2	$—	$7	$5

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2022	2021	2022	2021
Earnings per common share
Income from continuing operations before attribution to noncontrolling interests	$4,789	$6,193	$9,114	$14,170
Less: Noncontrolling interests from continuing operations	21	10	38	43
Net income from continuing operations (for EPS purposes)	$4,768	$6,183	$9,076	$14,127
Income (loss) from discontinued operations, net of taxes	(221)	10	(223)	8
Citigroup’s net income	$4,547	$6,193	$8,853	$14,135
Less: Preferred dividends	238	253	517	545
Net income available to common shareholders	$4,309	$5,940	$8,336	$13,590
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	35	41	60	107
Net income allocated to common shareholders for basic EPS	$4,274	$5,899	$8,276	$13,483
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,941.5	2,056.5	1,956.6	2,069.3
Basic earnings per share(1)
Income from continuing operations	$2.32	$2.86	$4.34	$6.51
Discontinued operations	(0.11)	—	(0.11)	—
Net income per share—basic	$2.20	$2.87	$4.23	$6.52
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$4,274	$5,899	$8,276	$13,483
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	11	8	19	15
Net income allocated to common shareholders for diluted EPS	$4,285	$5,907	$8,295	$13,498
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,941.5	2,056.5	1,956.6	2,069.3
Effect of dilutive securities
Options(2)	—	—	—	—
Other employee plans	16.6	16.5	16.6	15.5
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(3)	1,958.1	2,073.0	1,973.2	2,084.8
Diluted earnings per share(1)
Income from continuing operations	$2.30	$2.84	$4.32	$6.47
Discontinued operations	(0.11)	—	(0.11)	—
Net income per share—diluted	$2.19	$2.85	$4.20	$6.47

(1)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(2)    During the first and second quarters of 2022 and 2021, no significant options to purchase shares of common stock were outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2022	December 31, 2021
Securities purchased under agreements to resell	$271,890	$236,252
Deposits paid for securities borrowed	89,471	91,042
Total, net(1)	$361,361	$327,294
Allowance for credit losses on securities purchased and borrowed(2)	(27)	(6)
Total, net of allowance	$361,334	$327,288

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$177,977	$174,255
Deposits received for securities loaned	20,495	17,030
Total, net(1)	$198,472	$191,285

(1)    The above tables do not include securities-for-securities lending transactions of $3.3 billion and $3.6 billion at June 30, 2022 and December 31, 2021, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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
A substantial portion of the resale and repurchase agreements is recorded at fair value as the Company elected the fair value option, as described in Notes 20 and 21. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
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

	As of June 30, 2022
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$371,889	$99,999	$271,890	$179,718	$92,172
Deposits paid for securities borrowed	98,890	9,419	89,471	12,690	76,781
Total	$470,779	$109,418	$361,361	$192,408	$168,953

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$277,976	$99,999	$177,977	$72,056	$105,921
Deposits received for securities loaned	29,914	9,419	20,495	2,517	17,978
Total	$307,890	$109,418	$198,472	$74,573	$123,899

	As of December 31, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$367,594	$131,342	$236,252	$205,349	$30,903
Deposits paid for securities borrowed	107,041	15,999	91,042	17,326	73,716
Total	$474,635	$147,341	$327,294	$222,675	$104,619

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$305,597	$131,342	$174,255	$85,184	$89,071
Deposits received for securities loaned	33,029	15,999	17,030	2,868	14,162
Total	$338,626	$147,341	$191,285	$88,052	$103,233

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2022
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$122,684	$74,776	$27,466	$53,050	$277,976
Deposits received for securities loaned	20,504	1	1,452	7,957	29,914
Total	$143,188	$74,777	$28,918	$61,007	$307,890

	As of December 31, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$127,679	$93,257	$32,908	$51,753	$305,597
Deposits received for securities loaned	23,387	6	1,392	8,244	33,029
Total	$151,066	$93,263	$34,300	$59,997	$338,626

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2022
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$92,263	$—	$92,263
State and municipal securities	993	—	993
Foreign government securities	125,611	127	125,738
Corporate bonds	15,494	133	15,627
Equity securities	11,428	29,637	41,065
Mortgage-backed securities	23,506	—	23,506
Asset-backed securities	1,683	—	1,683
Other	6,998	17	7,015
Total	$277,976	$29,914	$307,890

	As of December 31, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$85,861	$90	$85,951
State and municipal securities	1,053	—	1,053
Foreign government securities	133,352	212	133,564
Corporate bonds	20,398	152	20,550
Equity securities	25,653	32,517	58,170
Mortgage-backed securities	33,573	—	33,573
Asset-backed securities	1,681	—	1,681
Other	4,026	58	4,084
Total	$305,597	$33,029	$338,626

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2022	December 31, 2021
Receivables from customers	$25,531	$26,403
Receivables from brokers, dealers and clearing organizations	54,955	27,937
Total brokerage receivables(1)	$80,486	$54,340
Payables to customers	$75,299	$52,158
Payables to brokers, dealers and clearing organizations	21,175	9,272
Total brokerage payables(1)	$96,474	$61,430

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2022	December 31, 2021
Debt securities available-for-sale (AFS)	$238,499	$288,522
Debt securities held-to-maturity (HTM)(1)	267,592	216,963
Marketable equity securities carried at fair value(2)	588	543
Non-marketable equity securities carried at fair value(2)	458	489
Non-marketable equity securities measured using the measurement alternative(3)	1,670	1,413
Non-marketable equity securities carried at cost(4)	5,071	4,892
Total investments	$513,878	$512,822

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Taxable interest	$2,274	$1,723	$4,287	$3,375
Interest exempt from U.S. federal income tax	38	57	43	123
Dividend income	58	38	90	72
Total interest and dividend income on investments	$2,370	$1,818	$4,420	$3,570

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Gross realized investment gains	$27	$155	$180	$615
Gross realized investment losses	(85)	(18)	(158)	(77)
Net realized gains (losses) on sales of investments	$(58)	$137	$22	$538

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2022					December 31, 2021
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)	$12,982	$25	$492	$—	$12,515	$33,064	$453	$301	$—	$33,216
Non-U.S. residential	281	—	3	—	278	380	1	1	—	380
Commercial	7	—	—	—	7	25	—	—	—	25
Total mortgage-backed securities	$13,270	$25	$495	$—	$12,800	$33,469	$454	$302	$—	$33,621
U.S. Treasury and federal agency securities
U.S. Treasury	$94,740	$42	$2,918	$—	$91,864	$122,669	$615	$844	$—	$122,440
Agency obligations	—	—	—	—	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$94,740	$42	$2,918	$—	$91,864	$122,669	$615	$844	$—	$122,440
State and municipal	$2,677	$16	$201	$—	$2,492	$2,643	$79	$101	$—	$2,621
Foreign government	122,184	424	2,922	—	119,686	119,426	337	1,023	—	118,740
Corporate	6,646	19	214	6	6,445	5,972	33	77	8	5,920
Asset-backed securities(1)	275	2	1	—	276	304	—	1	—	303
Other debt securities	4,948	—	12	—	4,936	4,880	1	4	—	4,877
Total debt securities AFS	$244,740	$528	$6,763	$6	$238,499	$289,363	$1,519	$2,352	$8	$288,522

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 18 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)In June 2022, Citibank transferred $21.5 billion of agency residential mortgage-backed securities from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized loss position of $2.3 billion. The loss amounts will remain in AOCI and will be amortized over the remaining life of the securities.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2022
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$10,219	$387	$1,048	$105	$11,267	$492
Non-U.S. residential	197	3	—	—	197	3
Commercial	6	—	1	—	7	—
Total mortgage-backed securities	$10,422	$390	$1,049	$105	$11,471	$495
U.S. Treasury	$53,236	$1,322	$29,263	$1,596	$82,499	$2,918
State and municipal	842	53	1,037	148	1,879	201
Foreign government	85,907	2,407	10,757	515	96,664	2,922
Corporate	4,601	196	254	18	4,855	214
Asset-backed securities	174	1	—	—	174	1
Other debt securities	3,475	12	—	—	3,475	12
Total debt securities AFS	$158,657	$4,381	$42,360	$2,382	$201,017	$6,763
December 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,039	$270	$698	$31	$17,737	$301
Non-U.S. residential	96	1	1	—	97	1
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$17,135	$271	$699	$31	$17,834	$302
U.S. Treasury and federal agency securities
U.S. Treasury	$56,448	$713	$6,310	$131	$62,758	$844
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$56,448	$713	$6,310	$131	$62,758	$844
State and municipal	$229	$3	$874	$98	$1,103	$101
Foreign government	64,319	826	9,924	197	74,243	1,023
Corporate	2,655	77	22	—	2,677	77
Asset-backed securities	108	1	—	—	108	1
Other debt securities	3,439	4	—	—	3,439	4
Total debt securities AFS	$144,333	$1,895	$17,829	$457	$162,162	$2,352

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2022		December 31, 2021
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$92	$92	$188	$189
After 1 but within 5 years	250	245	211	211
After 5 but within 10 years	418	402	523	559
After 10 years	12,510	12,061	32,547	32,662
Total	$13,270	$12,800	$33,469	$33,621
U.S. Treasury and federal agency securities
Due within 1 year	$14,951	$14,893	$34,321	$34,448
After 1 but within 5 years	79,446	76,660	87,987	87,633
After 5 but within 10 years	343	311	361	359
After 10 years	—	—	—	—
Total	$94,740	$91,864	$122,669	$122,440
State and municipal
Due within 1 year	$25	$26	$40	$40
After 1 but within 5 years	103	103	121	124
After 5 but within 10 years	233	221	156	161
After 10 years	2,316	2,142	2,326	2,296
Total	$2,677	$2,492	$2,643	$2,621
Foreign government
Due within 1 year	$58,444	$58,203	$49,263	$49,223
After 1 but within 5 years	59,663	57,644	64,555	63,961
After 5 but within 10 years	2,555	2,324	3,736	3,656
After 10 years	1,522	1,515	1,872	1,900
Total	$122,184	$119,686	$119,426	$118,740
All other(2)
Due within 1 year	$5,902	$5,882	$5,175	$5,180
After 1 but within 5 years	5,096	4,965	5,177	5,149
After 5 but within 10 years	812	806	750	750
After 10 years	59	4	54	21
Total	$11,869	$11,657	$11,156	$11,100
Total debt securities AFS	$244,740	$238,499	$289,363	$288,522

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2022
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$88,744	$446	$6,611	$82,579
Non-U.S. residential	541	—	—	541
Commercial	1,157	5	1	1,161
Total mortgage-backed securities	$90,442	$451	$6,612	$84,281
U.S. Treasury securities	$134,978	$—	$10,152	$124,826
State and municipal	9,076	60	594	8,542
Foreign government	2,016	—	90	1,926
Asset-backed securities(2)	31,080	4	855	30,229
Total debt securities HTM, net	$267,592	$515	$18,303	$249,804
December 31, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$63,885	$1,076	$925	$64,036
Non-U.S. residential	736	3	—	739
Commercial	1,070	4	2	1,072
Total mortgage-backed securities	$65,691	$1,083	$927	$65,847
U.S. Treasury securities	$111,819	$30	$1,632	$110,217
State and municipal(4)	8,923	589	12	9,500
Foreign government	1,651	4	36	1,619
Asset-backed securities(2)	28,879	8	32	28,855
Total debt securities HTM, net	$216,963	$1,714	$2,639	$216,038

(1)Amortized cost is reported net of ACL of $105 million and $87 million at June 30, 2022 and December 31, 2021, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 18 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(3)In June 2022, Citibank transferred $21.5 billion of agency residential mortgage-backed securities from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized loss position of $2.3 billion. The loss amounts will remain in AOCI and will be amortized over the remaining life of the securities.
(4)In February 2021, the Company transferred $237 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $14 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2022		December 31, 2021
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$15	$15	$152	$151
After 1 but within 5 years	722	722	684	725
After 5 but within 10 years	1,563	1,504	1,655	1,739
After 10 years	88,142	82,040	63,200	63,232
Total	$90,442	$84,281	$65,691	$65,847
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	89,460	83,848	65,498	64,516
After 5 but within 10 years	45,518	40,978	46,321	45,701
After 10 years	—	—	—	—
Total	$134,978	$124,826	$111,819	$110,217
State and municipal
Due within 1 year	$54	$54	$51	$50
After 1 but within 5 years	159	160	166	170
After 5 but within 10 years	919	902	908	951
After 10 years	7,944	7,426	7,798	8,329
Total	$9,076	$8,542	$8,923	$9,500
Foreign government
Due within 1 year	$—	$—	$292	$291
After 1 but within 5 years	2,016	1,926	1,359	1,328
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$2,016	$1,926	$1,651	$1,619
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	11,926	11,720	11,520	11,515
After 10 years	19,154	18,509	17,359	17,340
Total	$31,080	$30,229	$28,879	$28,855
Total debt securities HTM	$267,592	$249,804	$216,963	$216,038

(1)Amortized cost is reported net of ACL of $105 million and $87 million at June 30, 2022 and December 31, 2021, respectively.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at June 30, 2022 or December 31, 2021.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2022 or December 31, 2021.

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
Citi records no allowances for credit losses on U.S. Treasury securities and U.S. government-agency-guaranteed mortgage-backed securities, because the Company expects to incur no credit losses in the event of default due to a history of incurring no credit losses and due to the nature of the counterparties.

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
For impaired equity method investments that management does not plan to sell nor will likely be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value.

For more information on evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	90	—	90	9	—	9
Total impairment losses recognized in earnings	$90	$—	$90	$9	$—	$9
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	180	—	180	78	—	78
Total impairment losses recognized in earnings	$180	$—	$180	$78	$—	$78

Allowance for Credit Losses on AFS Debt Securities

	Three Months Ended June 30, 2022
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$8	$8
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	(2)	(2)
Total provision for credit losses	$(2)	$(2)
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$6	$6

	Six Months Ended June 30, 2022
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$8	$8
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	(2)	(2)
Total provision for credit losses	$(2)	$(2)
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$6	$6

Three Months Ended June 30, 2021
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$5	$5
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—
Total provision for credit losses	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$5	$5
Six Months Ended June 30, 2021
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$5	$5
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—
Total provision for credit losses	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$5	$5

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2022 and December 31, 2021:

In millions of dollars	June 30, 2022	December 31, 2021
Measurement alternative:
Carrying value	$1,670	$1,413

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Measurement alternative:(1)
Impairment losses	$6	$4	$6	$4
Downward changes for observable prices	—	—	—	—
Upward changes for observable prices	48	215	134	296

(1)     See Note 20 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2022
Measurement alternative:
Impairment losses	$86
Downward changes for observable prices	3
Upward changes for observable prices	824

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2022 and 2021, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

Investments in Alternative Investment Funds That Calculate Net Asset Value
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV), or its equivalent, including private equity funds, funds of funds and real estate funds, as provided by third-party asset managers. Investments in such funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV of the Company’s ownership interest in the funds. Some of these investments are in “covered funds” for purposes of the Volcker Rule, which prohibits certain proprietary investment activities and limits the ownership of, and relationships with, covered funds. Citi has concluded that it is in conformance with the Volcker Rule with respect to its investments in these funds.

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Private equity funds(1)(2)	$118	$123	$60	$60	N/A	N/A
Real estate funds(2)(3)	1	2	1	1	N/A	N/A
Mutual/collective investment funds	22	20	—	—	N/A	N/A
Total	$141	$145	$61	$61	N/A	N/A

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
N/A Not applicable

13.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate institutional and public sector clients around the world and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Note 1 and Notes 1 and 14 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Corporate Loans
Corporate loans represent loans and leases managed by ICG and the Mexico SBMM component of Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2022	December 31, 2021
In North America offices(1)
Commercial and industrial	$55,823	$48,364
Financial institutions	46,088	49,804
Mortgage and real estate(2)	17,359	15,965
Installment and other	20,466	20,143
Lease financing	379	415
Total	$140,115	$134,691
In offices outside North America(1)
Commercial and industrial	$108,274	$102,735
Financial institutions	24,654	22,158
Mortgage and real estate(2)	4,455	4,374
Installment and other	19,862	22,812
Lease financing	53	40
Governments and official institutions	4,315	4,423
Total	$161,613	$156,542
Corporate loans, net of unearned income(3)	$301,728	$291,233

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($759) million and ($770) million at June 30, 2022 and December 31, 2021, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $1.1 billion and $1.5 billion of corporate loans during the three and six months ended June 30, 2022, respectively, and $1.7 billion and $3.1 billion of corporate loans during the three and six months ended June 30, 2021, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2022 or 2021.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2022

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$919	$358	$1,277	$1,407	$158,654	$161,338
Financial institutions	304	162	466	78	69,904	70,448
Mortgage and real estate	11	20	31	77	21,653	21,761
Lease financing	—	—	—	11	421	432
Other	86	29	115	82	43,024	43,221
Loans at fair value						4,528
Total	$1,320	$569	$1,889	$1,655	$293,656	$301,728

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$1,072	$239	$1,311	$1,263	$144,430	$147,004
Financial institutions	320	166	486	2	71,279	71,767
Mortgage and real estate	1	1	2	136	20,153	20,291
Lease financing	—	—	—	14	441	455
Other	77	19	96	138	45,412	45,646
Loans at fair value						6,070
Total	$1,470	$425	$1,895	$1,553	$281,715	$291,233

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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2022
In millions of dollars	2022	2021	2020	2019	2018	Prior
Investment grade(3)
Commercial and industrial(4)	$43,233	$7,890	$4,305	$4,009	$3,268	$9,500	$39,383	$111,588
Financial institutions(4)	9,239	5,787	1,434	1,172	828	1,636	39,935	60,031
Mortgage and real estate	2,363	3,323	3,881	3,256	1,640	2,148	277	16,888
Other(5)	6,049	2,752	2,228	1,027	2,177	5,244	18,476	37,953
Total investment grade	$60,884	$19,752	$11,848	$9,464	$7,913	$18,528	$98,071	$226,460
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$14,009	$5,880	$2,167	$1,601	$1,511	$4,752	$18,423	$48,343
Financial institutions(4)	5,092	1,111	252	341	57	494	2,992	10,339
Mortgage and real estate	196	853	519	860	995	994	379	4,796
Other(5)	886	712	374	449	224	298	2,664	5,607
Non-accrual
Commercial and industrial(4)	160	110	313	133	82	148	461	1,407
Financial institutions	41	35	—	—	—	—	2	78
Mortgage and real estate	6	1	1	—	—	23	46	77
Other(5)	30	5	3	9	17	12	17	93
Total non-investment grade	$20,420	$8,707	$3,629	$3,393	$2,886	$6,721	$24,984	$70,740
Loans at fair value(6)								$4,528
Corporate loans, net of unearned income	$81,304	$28,459	$15,477	$12,857	$10,799	$25,249	$123,055	$301,728

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$42,422	$5,529	$4,642	$3,757	$2,911	$8,392	$30,588	$98,241
Financial institutions(4)	12,862	1,678	1,183	1,038	419	1,354	43,630	62,164
Mortgage and real estate	2,423	3,660	3,332	2,015	1,212	1,288	141	14,071
Other(5)	9,037	3,099	1,160	2,789	330	4,601	18,727	39,743
Total investment grade	$66,744	$13,966	$10,317	$9,599	$4,872	$15,635	$93,086	$214,219
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,783	$2,281	$2,343	$2,024	$1,412	$3,981	$18,676	$47,500
Financial institutions(4)	4,325	347	567	101	71	511	3,679	9,601
Mortgage and real estate	1,275	869	1,228	1,018	493	586	615	6,084
Other(5)	1,339	349	554	364	119	245	3,236	6,206
Non-accrual
Commercial and industrial(4)	53	119	64	104	94	117	712	1,263
Financial institutions	—	—	—	—	—	—	2	2
Mortgage and real estate	11	8	2	49	10	25	31	136
Other(5)	19	5	19	19	—	90	—	152
Total non-investment grade	$23,805	$3,978	$4,777	$3,679	$2,199	$5,555	$26,951	$70,944
Loans at fair value(6)								$6,070
Corporate loans, net of unearned income	$90,549	$17,944	$15,094	$13,278	$7,071	$21,190	$120,037	$291,233

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
(6)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	June 30, 2022				Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,407	$2,042	$518	$1,485	$10	$18
Financial institutions	78	137	35	36	—	—
Mortgage and real estate	77	77	1	129	—	2
Lease financing	11	11	—	15	—	—
Other	82	134	6	134	1	3
Total non-accrual corporate loans	$1,655	$2,401	$560	$1,799	$11	$23

	December 31, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,263	$1,858	$198	$1,839
Financial institutions	2	55	—	4
Mortgage and real estate	136	285	10	163
Lease financing	14	14	—	21
Other	138	165	4	134
Total non-accrual corporate loans	$1,553	$2,377	$212	$2,161

	June 30, 2022		December 31, 2021
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,052	$518	$637	$198
Financial institutions	35	35	—	—
Mortgage and real estate	9	1	29	10
Other	20	6	37	4
Total non-accrual corporate loans with specific allowances	$1,116	$560	$703	$212
Non-accrual corporate loans without specific allowances
Commercial and industrial	$355	N/A	$626	N/A
Financial institutions	43	N/A	2	N/A
Mortgage and real estate	68	N/A	107	N/A
Lease financing	11	N/A	14	N/A
Other	62	N/A	101	N/A
Total non-accrual corporate loans without specific allowances	$539	N/A	$850	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the three and six months ended June 30, 2021 was $15 million and $31 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

For the Three and Six Months Ended June 30, 2022

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2022
Commercial and industrial	$3	$—	$—	$3
Other	23	—	—	23
Total	$26	$—	$—	$26
Six Months Ended June 30, 2022
Commercial and industrial	$15	$—	$—	$15
Other	23	1	—	22
Total	$38	$1	$—	$37

For the Three and Six Months Ended June 30, 2021

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2021
Commercial and industrial	$52	$—	$—	$52
Mortgage and real estate	5	—	—	5
Other	—	—	—	—
Total	$57	$—	$—	$57
Six Months Ended June 30, 2021
Commercial and industrial	$73	$—	$—	$73
Mortgage and real estate	6	—	—	6
Other	1	1	—	—
Total	$80	$1	$—	$79

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

		TDR loans that re-defaulted within one year of modification during the			TDR loans that re-defaulted within one year of modification during the
In millions of dollars	TDR balances at June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	TDR balances at June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Commercial and industrial	$148	$—	$—	$298	$—	$—
Mortgage and real estate	16	—	—	80	—	—
Other	39	—	—	38	—	—
Total(1)	$203	$—	$—	$416	$—	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

Consumer Loans
Consumer loans represent loans and leases managed primarily by PBWM and Legacy Franchises (except Mexico SBMM). The tables below present details about these loans, including the following loan categories:

•Residential first mortgages and Home equity loans in North America offices primarily represent secured mortgage lending to customers of Retail banking and Global Wealth (primarily Private bank and Citigold).
•Credit cards in North America offices primarily represents unsecured credit card lending to customers of Branded cards and Retail services.
•Personal, small business and other loans in North America is primarily composed of classifiably managed loans to customers of Global Wealth (mostly within the Private bank) who are typically high credit quality borrowers that historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.
•Residential first mortgages and Home equity loans in offices outside of North America primarily represent secured mortgage lending to customers of Global Wealth (primarily Private bank and Citigold) as well as customers of Legacy Franchises.
•Credit cards in offices outside of North America primarily represents unsecured credit card lending to customers of Legacy Franchises, primarily in Asia and Mexico.
•Personal, small business and other loans in offices outside of North America is primarily composed of secured and unsecured loans to customers of PBWM and Legacy Franchises. A significant portion of PBWM loans are classifiably managed and represent loans to high credit quality Private bank customers who historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

Consumer Loans, Delinquencies and Non-Accrual Status

In millions of dollars at June 30, 2022	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$87,675	$341	$363	$283	$88,662	$83	$467	$550	$179
Home equity loans(8)(9)	4,892	29	153	—	5,074	57	183	240	—
Credit cards	135,454	1,009	949	—	137,412	—	—	—	949
Personal, small business and other(10)	39,320	72	25	19	39,436	2	14	16	26
Total	$267,341	$1,451	$1,490	$302	$270,584	$142	$664	$806	$1,154
In offices outside North America(6)
Residential mortgages(7)(9)	$27,988	$50	$91	$—	$28,129	$—	$290	$290	$10
Credit cards	11,610	123	125	—	11,858	—	98	98	52
Personal, small business and other(10)	44,860	104	70	—	45,034	—	186	186	—
Total	$84,458	$277	$286	$—	$85,021	$—	$574	$574	$62
Total Citigroup(11)	$351,799	$1,728	$1,776	$302	$355,605	$142	$1,238	$1,380	$1,216

(1)Loans less than 30 days past due are presented as current.
(2)Includes $8 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $33.9 billion and $20.9 billion of classifiably managed Private bank loans in North America and outside of North America, respectively.
(4)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification. Most modified loans in North America would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed).
(5)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.2 billion.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside of North America, respectively, and $19.6 billion of residential mortgages outside of North America related to the Global Wealth business.
(8)Includes approximately $0.1 billion of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(10)Includes loans related to the Global Wealth business: $36.3 billion in North America, approximately $33.9 billion of which are classifiably managed, and as of June 30, 2022 approximately 95% were rated investment grade; and $30.6 billion outside of North America, approximately $20.9 billion of which are classifiably managed, and as of June 30, 2022 approximately 93% were rated investment grade. The classifiably managed portion of these loans is shown as “current” because the delinquency status is not applicable, since these loans are primarily evaluated for credit risk based on their internal risk classification.
(11)Consumer loans are net of unearned income of $631 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Consumer Loans, Delinquencies and Non-Accrual Status

In millions of dollars at December 31, 2021	Total current(1)(2)	30–89 days past due(3)(4)(5)	≥ 90 days past due(3)(4)(5)	Past due government guaranteed(5)(6)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(7)
Residential first mortgages(8)	$82,087	$381	$499	$394	$83,361	$134	$559	$693	$282
Home equity loans(9)(10)	5,546	43	156	—	5,745	64	221	285	—
Credit cards	132,050	947	871	—	133,868	—	—	—	871
Personal, small business and other(11)	40,533	126	16	38	40,713	2	70	72	30
Total	$260,216	$1,497	$1,542	$432	$263,687	$200	$850	$1,050	$1,183
In offices outside North America(7)
Residential mortgages(8)	$37,566	$165	$158	$—	$37,889	$—	$409	$409	$10
Credit cards	17,428	192	188	—	17,808	—	140	140	133
Personal, small business and other(11)	56,930	145	75	—	57,150	—	227	227	—
Total	$111,924	$502	$421	$—	$112,847	$—	$776	$776	$143
Total Citigroup(12)	$372,140	$1,999	$1,963	$432	$376,534	$200	$1,626	$1,826	$1,326

(1)Loans less than 30 days past due are presented as current.
(2)Includes $12 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes $35.3 billion and $24.5 billion of classifiably managed Private bank loans in North America and outside of North America, respectively.
(4)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus almost all would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed).
(5)Conformed to be consistent with the current period’s delineation between delinquency-managed and classifiably managed loans.
(6)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.3 billion.
(7)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(8)Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure, and $19.8 billion of residential mortgages outside of North America related to the Global Wealth reporting unit.
(9)Includes approximately $0.1 billion of home equity loans in process of foreclosure.
(10)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(11)Includes loans related to the Global Wealth business: $37.9 billion in North America, approximately $35.3 billion of which are classifiably managed, and as of December 31, 2021 approximately 95% were rated investment grade; and $34.6 billion outside of North America, approximately $24.5 billion of which are classifiably managed and as of December 31, 2021 94% of these loans were rated investment grade. The classifiably managed portion of these loans is shown as “current” because the delinquency status is not applicable, since these loans are primarily evaluated for credit risk based on their internal risk classification.
(12)Consumer loans are net of unearned income of $629 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
In North America offices(1)
Residential first mortgages	$3	$3	$6	$7
Home equity loans	1	2	2	4
Credit cards	—	—	—	—
Personal, small business and other	1	—	1	—
Total	$5	$5	$9	$11
In offices outside North America(1)
Residential mortgages	$—	$—	$—	$—
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$—	$—	$—	$—
Total Citigroup	$5	$5	$9	$11

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the three and six months ended June 30, 2022, the Company sold and/or reclassified to HFS $367 million and $374 million of consumer loans, respectively. During the three and six months ended June 30, 2021, the Company sold and/or reclassified to HFS $1,007 million and $1,103 million of consumer loans, respectively. Loans held by a business for sale are not included in the above. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three and six months ended June 30, 2022 or 2021. See Note 2 for additional information regarding Citigroup’s businesses for sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. For Citi’s $86.6 billion and $114.3 billion in the consumer loan portfolio outside of the U.S. as of June 30, 2022 and December 31, 2021, respectively, various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (for additional information on loans outside of the U.S., see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)(2)	June 30, 2022
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2022	$293	$3,639	$7,637
2021	728	6,387	12,488
2020	485	4,978	10,931
2019	322	2,772	5,504
2018	375	1,067	2,004
Prior	2,175	7,012	13,549
Total residential first mortgages	$4,378	$25,855	$52,113	$—	$6,316	$88,662
Home equity loans (pre-reset)	$240	$965	$1,344
Home equity loans (post-reset)	541	934	1,010
Total home equity loans	$781	$1,899	$2,354	$—	$40	$5,074
Credit cards(5)	$24,233	$53,858	$56,987	$—	$1,776	$136,854
Personal, small business and other
2022	$65	$185	$302
2021	94	221	308
2020	18	29	44
2019	30	36	45
2018	19	20	21
Prior	121	188	158
Total personal, small business and other(6)	$347	$679	$878	$33,935	$2,618	$38,457
Total	$29,739	$82,291	$112,332	$33,935	$10,750	$269,047

FICO score distribution—U.S. portfolio(1)(2)	December 31, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2021	$626	$6,729	$12,349
2020	508	5,102	12,153
2019	373	3,074	6,167
2018	394	1,180	2,216
2017	343	1,455	2,568
Prior	2,053	6,540	12,586
Total residential first mortgages	$4,297	$24,080	$48,039	$—	$6,945	$83,361
Home equity loans (pre-reset)	$263	$1,030	$1,539
Home equity loans (post-reset)	639	1,047	1,160
Total home equity loans	$902	$2,077	$2,699	$—	$67	$5,745
Credit cards(5)	$23,115	$52,907	$55,137	$—	$2,192	$133,351
Personal, small business and other
2021	$59	$201	$319
2020	22	41	64
2019	42	53	68
2018	34	35	37
2017	7	8	9
Prior	120	179	143
Total personal, small business and other(6)	$284	$517	$640	$35,324	$3,041	$39,806
Total	$28,598	$79,581	$106,515	$35,324	$12,245	$262,263

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
(3)    These personal, small business and other loans without a FICO score available include $33.9 billion and $35.3 billion of Private bank loans as of June 30, 2022 and December 31, 2021, respectively, which are classifiably managed within Global Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of June 30, 2022 and December 31, 2021, approximately 95% and 95% of these loans, respectively, were rated investment grade.
(4)    FICO scores not available related to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(5)    Excludes $558 million and $517 million of balances related to Canada for June 30, 2022 and December 31, 2021, respectively.
(6)    Excludes $979 million and $907 million of balances related to Canada for June 30, 2022 and December 31, 2021, respectively.

Loan-to-Value (LTV) Ratios—U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s U.S. consumer mortgage portfolio by year of origination. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution—U.S. portfolio	June 30, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2022	$9,773	$2,176	$13
2021	19,616	1,078	31
2020	17,437	205	—
2019	9,142	129	29
2018	3,777	92	10
Prior	23,993	198	85
Total residential first mortgages(1)	$83,738	$3,878	$168	$878	$88,662
Home equity loans (pre-reset)	$2,389	$32	$63
Home equity loans (post-reset)	2,415	28	31
Total home equity loans	$4,804	$60	$94	$116	$5,074
Total	$88,542	$3,938	$262	$994	$93,736

LTV distribution—U.S. portfolio	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$18,107	$2,723	$34
2020	18,715	446	—
2019	10,047	269	29
2018	4,117	136	11
2017	4,804	103	4
Prior	22,161	128	14
Total residential first mortgages(1)	$77,951	$3,805	$92	$1,513	$83,361
Home equity loans (pre-reset)	$2,637	$46	$69
Home equity loans (post-reset)	2,751	52	32
Total home equity loans	$5,388	$98	$101	$158	$5,745
Total	$83,339	$3,903	$193	$1,671	$89,106

(1)Residential first mortgages with no LTV information available are primarily due to government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination.

LTV distribution—outside of U.S. portfolio(1)	June 30, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2022	$1,684	$431	$21
2021	4,685	913	3
2020	4,189	267	—
2019	3,537	71	1
2018	2,448	7	—
Prior	9,791	40	12
Total	$26,334	$1,729	$37	$29	$28,129

LTV distribution—outside of U.S. portfolio(1)	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2021	$6,334	$989	$—
2020	5,996	292	—
2019	5,293	116	1
2018	3,729	32	—
2017	2,739	38	—
Prior	12,190	102	14
Total	$36,281	$1,569	$15	$24	$37,889

(1)Mortgage portfolios outside of the U.S. are primarily in Global Wealth. As of June 30, 2022 and December 31, 2021, mortgage portfolios outside of the U.S. have an average LTV of approximately 47% and 46%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at June 30, 2022	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	2Q22 NCL ratio	2Q21 NCL ratio
Residential mortgages(3)	$28,129	$—	$28,129	0.18%	0.32%	0.04%	0.10%
Credit cards	11,858	—	11,858	1.04	1.05	3.08	5.09
Personal, small business and other(4)	45,034	20,889	24,145	0.43	0.29	0.55	1.04
Total	$85,021	$20,889	$64,132	0.43%	0.45%	0.72%	1.39%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2021	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$37,889	$—	$37,889	0.44%	0.42%
Credit cards	17,808	—	17,808	1.08	1.06
Personal, small business and other(4)	57,150	24,482	32,668	0.44	0.23
Total	$112,847	$24,482	$88,365	0.57%	0.48%

(1)    Mexico is included in offices outside North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of June 30, 2022 and December 31, 2021, approximately 93% and 94% of these loans, respectively, were rated investment grade.
(3)    Includes $19.6 billion and $19.8 billion as of June 30, 2022 and December 31, 2021, respectively, of residential mortgages related to the Global Wealth business.
(4)    Includes $30.6 billion and $34.6 billion as of June 30, 2022 and December 31, 2021, respectively, of loans related to the Global Wealth business.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six Months Ended June 30,
	Balance at June 30, 2022				2022	2021	2022	2021
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)(4)	Average carrying value(5)	Interest income recognized(6)	Interest income recognized(6)	Interest income recognized(6)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,179	$1,290	$56	$1,382	$49	$21	$71	$44
Home equity loans	274	344	(8)	248	2	3	5	5
Credit cards	1,227	1,229	463	1,450	15	33	33	68
Personal, small business and other	127	149	39	295	4	15	7	27
Total	$2,807	$3,012	$550	$3,375	$70	$72	$116	$144

	Balance at December 31, 2021
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)(4)	Average carrying value(5)
Mortgage and real estate
Residential first mortgages	$1,521	$1,595	$87	$1,564
Home equity loans	191	344	(1)	336
Credit cards	1,582	1,609	594	1,795
Personal, small business and other	454	461	133	505
Total	$3,748	$4,009	$813	$4,200

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)At June 30, 2022, $182 million of residential first mortgages and $84 million of home equity loans do not have a specific allowance. At December 31, 2021, $190 million of residential first mortgages and $94 million of home equity loans do not have a specific allowance because they are accounted for based on collateral value, and that value is in excess of the outstanding loan balance.
(3)Included in the Allowance for credit losses on loans.
(4)The negative allowance on home equity loans resulted from expected recoveries on previously written-off accounts.
(5)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(6)Includes amounts recognized on both accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended June 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	279	$56	$—	$—	$—	—%
Home equity loans	103	7	—	—	—	—
Credit cards	36,820	157	—	—	—	18
Personal, small business and other	105	1	—	—	—	5
Total(7)	37,307	$221	$—	$—	$—
International
Residential mortgages	110	$4	$—	$—	$—	—%
Credit cards	3,462	13	—	—		27
Personal, small business and other	595	7	—	—	—	8
Total(7)	4,167	$24	$—	$—	$—
	For the Six Months Ended June 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	625	$137	$—	$—	$—	—%
Home equity loans	207	16	—	—	—	—
Credit cards	77,560	330	—	—	—	17
Personal, small business and other	251	2	—	—	—	5
Total(7)	78,643	$485	$—	$—	$—
International
Residential first mortgages	293	$10	$—	$—	$—	—%
Credit cards	8,462	35	—	—	1	23
Personal, small business and other	1,267	16	—	—		8
Total(7)	10,022	$61	$—	$—	$1

	For the Three Months Ended June 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	334	$60	$—	$—	$—	—%
Home equity loans	53	4	—	—	—	—
Credit cards	36,337	181	—	—	—	17
Personal, small business and other	225	3	—	—	—	3
Total(7)	36,949	$248	$—	$—	$—
International
Residential mortgages	530	$28	$—	$—	$—	1%
Credit cards	18,297	94	—	—	1	12
Personal, small business and other	6,780	57	—	—	2	10
Total(7)	25,607	$179	$—	$—	$3
	For the Six Months Ended June 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	670	$120	$—	$—	$—	—%
Home equity loans	112	10		—	—	—
Credit cards	95,383	481	—	—	—	17
Personal, small business and other	686	10	—	—	—	3
Total(7)	96,851	$621	$—	$—	$—
International
Residential first mortgages	997	$52	$—	$—	$—	1%
Credit cards	42,896	196	—	—	8	14
Personal, small business and other	14,318	115	—	—	4	10
Total(7)	58,211	$363	$—	$—	$12

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $0.4 million and $4 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2022 and June 30, 2021, respectively. These amounts include $0.4 million and $1 million of residential first mortgages that were newly classified as TDRs in the three months ended June 30, 2022 and June 30, 2021, respectively, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $2 million and $7 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2022 and June 30, 2021, respectively. These amounts include $2 million and $2 million of residential first mortgages that were newly classified as TDRs in the six months ended June 30, 2022 and June 30, 2021, respectively, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
North America
Residential first mortgages	$13	$15	$17	$33
Home equity loans	2	3	2	7
Credit cards	59	73	116	136
Personal, small business and other	—	1	—	2
Total	$74	$92	$135	$178
International
Residential mortgages	$3	$10	$7	$22
Credit cards	3	45	7	97
Personal, small business and other	1	36	2	58
Total	$7	$91	$16	$177

Purchased Credit-Deteriorated Assets

	Three Months Ended June 30, 2022			Three Months Ended December 31, 2021			Three Months Ended June 30, 2021
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$3	$—	$—	$4	$—	$—	$10	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—	—	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$3	$—	$—	$4	$—	$—	$10	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Allowance for credit losses on loans (ACLL) at beginning of period	$15,393	$21,638	$16,455	$24,956
Adjusted ACLL at beginning of period	$15,393	$21,638	$16,455	$24,956
Gross credit losses on loans	$(1,212)	$(1,844)	$(2,452)	$(4,052)
Gross recoveries on loans	362	524	730	984
Net credit losses on loans (NCLs)	$(850)	$(1,320)	$(1,722)	$(3,068)
Replenishment of NCLs	$850	$1,320	$1,722	$3,068
Net reserve builds (releases) for loans	520	(2,184)	(260)	(5,252)
Net specific reserve builds (releases) for loans	14	(262)	182	(421)
Total provision for credit losses on loans (PCLL)	$1,384	$(1,126)	$1,644	$(2,605)
Other, net (see table below)	25	46	(425)	(45)
ACLL at end of period	$15,952	$19,238	$15,952	$19,238
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(1)	$2,343	$2,012	$1,871	$2,655
Provision (release) for credit losses on unfunded lending commitments	(159)	44	315	(582)
Other, net	9	17	7	—
ACLUC at end of period(1)	$2,193	$2,073	$2,193	$2,073
Total allowance for credit losses on loans, leases and unfunded lending commitments(2)	$18,145	$21,311	$18,145	$21,311

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Reclasses of consumer ACLL to HFS(3)	$—	$—	$(350)	$—
FX translation and other	25	46	(75)	(45)
Other, net	$25	$46	$(425)	$(45)

(1)    Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(2)    See below for ACL on HTM debt securities and Other assets.
(3)    See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	June 30, 2022			June 30, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,025	$12,368	$15,393	$3,542	$18,096	$21,638
Charge-offs	(57)	(1,155)	(1,212)	(137)	(1,707)	(1,844)
Recoveries	34	328	362	60	464	524
Replenishment of NCLs	23	827	850	77	1,243	1,320
Net reserve builds (releases)	(128)	648	520	(751)	(1,433)	(2,184)
Net specific reserve builds (releases)	49	(35)	14	(112)	(150)	(262)
Other	23	2	25	(7)	53	46
Ending balance	$2,969	$12,983	$15,952	$2,672	$16,566	$19,238
	Six Months Ended
	June 30, 2022			June 30, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,415	$14,040	$16,455	$4,776	$20,180	$24,956
Charge-offs	(105)	(2,347)	(2,452)	(336)	(3,716)	(4,052)
Recoveries	51	679	730	74	910	984
Replenishment of NCLs	54	1,668	1,722	262	2,806	3,068
Net reserve builds (releases)	249	(509)	(260)	(1,944)	(3,308)	(5,252)
Net specific reserve builds (releases)	273	(91)	182	(146)	(275)	(421)
Other	32	(457)	(425)	(14)	(31)	(45)
Ending balance	$2,969	$12,983	$15,952	$2,672	$16,566	$19,238

	June 30, 2022			December 31, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,409	$12,431	$14,840	$2,203	$13,227	$15,430
Individually evaluated	560	550	1,110	212	813	1,025
Purchased credit deteriorated	—	2	2	—	—	—
Total ACLL	$2,969	$12,983	$15,952	$2,415	$14,040	$16,455
Loans, net of unearned income
Collectively evaluated	$295,545	$352,683	$648,228	$283,610	$372,655	$656,265
Individually evaluated	1,655	2,807	4,462	1,553	3,748	5,301
Purchased credit deteriorated	—	107	107	—	119	119
Held at fair value	4,528	8	4,536	6,070	12	6,082
Total loans, net of unearned income	$301,728	$355,605	$657,333	$291,233	$376,534	$667,767

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$4	$79	$2	$—	$85
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	14	1	7	20
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$14	$1	$7	$20
Allowance for credit losses on HTM debt securities at end of quarter	$2	$93	$3	$7	$105

	Six Months Ended June 30, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$6	$75	$4	$2	$87
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(4)	18	(1)	5	18
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(4)	$18	$(1)	$5	$18
Allowance for credit losses on HTM debt securities at end of quarter	$2	$93	$3	$7	$105

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$4	$69	$5	$—	$78
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	1	3	—	—	4
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$1	$3	$—	$—	$4
Other, net	$—	$—	$—	$1	$1
Allowance for credit losses on HTM debt securities at end of quarter	$5	$72	$5	$1	$83

	Six Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$3	$74	$6	$3	$86
Gross credit losses	—	—	—	—	—
Gross recoveries	3	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$(3)
Net reserve builds	2	(2)	(1)	(3)	(4)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(1)	$(2)	$(1)	$(3)	$(7)
Other, net	$—	$—	$—	$1	$1
Allowance for credit losses on HTM debt securities at end of quarter	$5	$72	$5	$1	$83

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$15	$4	$—	$24	$43
Gross credit losses	—	—	—	(8)	(8)
Gross recoveries	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$(6)	$(6)
Replenishment of NCLs	$—	$—	$—	$6	$6
Net reserve builds (releases)	2	(8)	—	7	1
Total provision for credit losses	$2	$(8)	$—	$13	$7
Other, net(2)	$—	$31	$—	$(1)	$30
Allowance for credit losses on other assets at end of quarter	$17	$27	$—	$30	$74

	Six Months Ended June 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$21	$6	$—	$26	$53
Gross credit losses	—	—	—	(15)	(15)
Gross recoveries	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$—	$13	$13
Net reserve builds (releases)	(4)	(10)	—	4	(10)
Total provision for credit losses	$(4)	$(10)	$—	$17	$3
Other, net(2)	$—	$31	$—	$—	$31
Allowance for credit losses on other assets at end of quarter	$17	$27	$—	$30	$74

(1)Primarily accounts receivable.
(2)Includes $30 million of ACL transferred from ICG loans ACL as of June 30, 2022 for securities borrowed and purchased under agreements to resell.

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2021
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$28	$5	$—	$30	$63
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(4)	3	—	(2)	(3)
Total provision for credit losses	$(4)	$3	$—	$(2)	$(3)
Other, net	$—	$—	$—	$—	$—
Allowance for credit losses on other assets at end of quarter	$24	$8	$—	$28	$60

	Six Months Ended June 30, 2021
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	5	(2)	—	3	6
Total provision for credit losses	$5	$(2)	$—	$3	$6
Other, net	$(1)	$—	$—	$—	$(1)
Allowance for credit losses on other assets at end of year	$24	$8	$—	$28	$60

(1)    Primarily accounts receivable.
For ACL on AFS debt securities, see Note 12.

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Total
Balance at December 31, 2021	$9,215	$9,717	$2,367	$21,299
Impairment(1)	—	—	(535)	(535)
Divestitures(2)	—	—	(873)	(873)
Foreign currency translation	(44)	18	—	(26)
Balance at March 31, 2022	$9,171	$9,735	$959	$19,865
Foreign currency translation	(223)	(20)	(25)	(268)
Balance at June 30, 2022	$8,948	$9,715	$934	$19,597

(1)Goodwill impairment of $535 million (approximately $489 million after-tax) was incurred in the Asia Consumer reporting unit of Legacy Franchises due to the re-segmentation and timing of divestitures recorded in the first quarter.
(2)Primarily relates to Citi’s agreements to sell its consumer banking businesses in Malaysia, Thailand, Indonesia, Vietnam, Taiwan, India and Bahrain within Asia Consumer, during the first quarter of 2022 and reclassified as HFS as of March 31, 2022. See Note 2.
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
The reorganization of Citi’s reporting structure and the announced sales of businesses within a reporting unit were identified as triggering events for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, interim goodwill impairment tests were performed that resulted in an impairment of $535 million to the Asia Consumer reporting unit within the Legacy Franchises operating segment, due to the implementation of Citi’s revised operating segments and reporting units, as well as the timing of mutual execution of sales agreements for Asia consumer banking businesses. This impairment was recorded in the first quarter of 2022 as an operating expense. The interim goodwill impairment tests were performed using a combination of the income approach, market approach and bids from buyers, where available, to determine the fair value of its reporting units.
During the second quarter of 2022, Citi’s Banking reporting unit within the ICG operating segment was negatively impacted by the industry-wide decline in investment banking activity and macroeconomic challenges and uncertainties. These conditions resulted in a corresponding decline in the operating results of the Banking reporting unit as of June 30, 2022 and were identified as a triggering event for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, interim goodwill impairment tests were performed that resulted in no impairment of the Banking reporting unit within the ICG operating segment. The results of the impairment test showed that the fair value of the Banking reporting unit as a percentage of its carrying value was 102%, with the carrying value including approximately $1.5 billion of goodwill. No other events or circumstances were identified for any other reporting unit as a triggering event for purposes of goodwill impairment testing.
The interim goodwill impairment test was performed using a combination of the income approach and market approach to determine the fair value of its reporting units.
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
The key assumptions used to determine the fair value of Citi’s reporting units consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, growth rates, earnings multiples and/or transaction multiples of similar businesses or guideline public companies, and bids from buyers. The DCF method employs a capital asset pricing model in estimating the discount rate based on several factors including market interest rates, and includes adjustments for market risk and company-specific risk. Estimated cash flows are based on internally developed estimates and the growth rates are based on industry knowledge and historical performance.
Based on the interim impairment tests, the fair values of all of Citi’s other reporting units as a percentage of their allocated carrying values ranged from approximately 102% to 267%, resulting in no further impairment recognized as of June 30, 2022.
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

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2022			December 31, 2021
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,514	$4,357	$1,157	$5,579	$4,348	$1,231
Credit card contract-related intangibles(1)	3,903	1,440	2,463	3,912	1,372	2,540
Core deposit intangibles	37	37	—	39	39	—
Other customer relationships	362	267	95	429	305	124
Present value of future profits	32	30	2	31	29	2
Indefinite-lived intangible assets	186	—	186	183	—	183
Other	27	4	23	37	26	11
Intangible assets (excluding MSRs)	$10,061	$6,135	$3,926	$10,210	$6,119	$4,091
Mortgage servicing rights (MSRs)(2)	600	—	600	404	—	404
Total intangible assets	$10,661	$6,135	$4,526	$10,614	$6,119	$4,495

(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 98% and 97% of the aggregate net carrying amount at June 30, 2022 and December 31, 2021, respectively.
(2)See Note 18 for additional information on Citi’s MSRs.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2021	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2022
Purchased credit card relationships(1)	$1,231	$3	$(70)	$—	$(7)	$1,157
Credit card contract-related intangibles(2)	2,540	—	(77)	—	—	2,463
Core deposit intangibles	—	—	—	—	—	—
Other customer relationships	124	6	(13)	—	(22)	95
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	183	—	—	—	3	186
Other	11	30	(17)	—	(1)	23
Intangible assets (excluding MSRs)	$4,091	$39	$(177)	$—	$(27)	$3,926
Mortgage servicing rights (MSRs)(3)	404					600
Total intangible assets	$4,495					$4,526

(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and includes credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 98% and 97% of the aggregate net carrying amount at June 30, 2022 and December 31, 2021, respectively.
(3)See Note 18 for additional information on Citi’s MSRs, including the rollforward for the three and six months ended June 30, 2022.

16.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2022	December 31, 2021
Commercial paper
Bank(1)	$9,050	$9,026
Broker-dealer and other(2)	12,429	6,992
Total commercial paper	$21,479	$16,018
Other borrowings(3)	18,575	11,955
Total	$40,054	$27,973

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2022 and December 31, 2021, collateralized short-term advances from the Federal Home Loan Banks were $7.0 billion and $0.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2022	December 31, 2021
Citigroup Inc.(1)	$167,874	$164,945
Bank(2)	18,799	23,567
Broker-dealer and other(3)	70,752	65,862
Total	$257,425	$254,374

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2022 and December 31, 2021, collateralized long-term advances from the Federal Home Loan Banks were $2.3 billion and $5.3 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion and $1.7 billion at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2022:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo. LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three and Six Months Ended June 30, 2022

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)(5)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(4,891)	$(394)	$(1,440)	$(5,681)	$(31,180)	$1	$(43,585)
Other comprehensive income before reclassifications	(1,612)	1,968	(515)	(271)	(1,975)	4	(2,401)
Increase (decrease) due to amounts reclassified from AOCI	111	(1)	(151)	182	345	5	491
Change, net of taxes	$(1,501)	$1,967	$(666)	$(89)	$(1,630)	$9	$(1,910)
Balance at June 30, 2022	$(6,392)	$1,573	$(2,106)	$(5,770)	$(32,810)	$10	$(45,495)
Six Months Ended June 30, 2022
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$(38,765)
Other comprehensive income before reclassifications	(5,895)	2,761	(1,839)	21	(1,989)	50	(6,891)
Increase (decrease) due to amounts reclassified from AOCI	117	(1)	(368)	61	345	7	161
Change, net of taxes	$(5,778)	$2,760	$(2,207)	$82	$(1,644)	$57	$(6,730)
Balance at June 30, 2022	$(6,392)	$1,573	$(2,106)	$(5,770)	$(32,810)	$10	$(45,495)
Footnotes to the table above appear on the following page.

Three and Six Months Ended June 30, 2021

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2021
Balance, March 31, 2021	$1,535	$(1,461)	$1,037	$(6,150)	$(29,915)	$(57)	$(35,011)
Other comprehensive income before reclassifications	(379)	(72)	28	36	523	(11)	125
Increase (decrease) due to amounts reclassified from AOCI	(95)	10	(201)	51	—	1	(234)
Change, net of taxes	$(474)	$(62)	$(173)	$87	$523	$(10)	$(109)
Balance at June 30, 2021	$1,061	$(1,523)	$864	$(6,063)	$(29,392)	$(67)	$(35,120)
Six Months Ended June 30, 2021
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(1,898)	(156)	(316)	689	(751)	(21)	(2,453)
Increase (decrease) due to amounts reclassified from AOCI	(361)	52	(413)	112	—	1	(609)
Change, net of taxes	$(2,259)	$(104)	$(729)	$801	$(751)	$(20)	$(3,062)
Balance at June 30, 2021	$1,061	$(1,523)	$864	$(6,063)	$(29,392)	$(67)	$(35,120)

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
(4)Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Chilean peso, Mexican peso, Japanese yen and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2022. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Japanese yen, Indian rupee, British pound sterling and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2022. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Polish zloty, New Taiwan dollar, Euro and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2021. Primarily reflects the movements in (by order of impact) the South Korean won, Japanese yen, Euro, Indian rupee, Mexican peso and New Taiwan dollar against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2021. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)June 30, 2022 reflects a reduction of $470 million (after-tax) ($620 million pretax) currency translation adjustment (CTA) loss (net of hedges) associated with Citi’s sale of its consumer banking business in Australia (see Note 2). The reduction from AOCI had a neutral impact on Citi’s Common Equity Tier 1 Capital.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

Three and Six Months Ended June 30, 2022

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(51,807)	$8,222	$(43,585)
Change in net unrealized gains (losses) on debt securities	(1,990)	489	(1,501)
Debt valuation adjustment (DVA)	2,592	(625)	1,967
Cash flow hedges	(886)	220	(666)
Benefit plans	(73)	(16)	(89)
Foreign currency translation adjustment	(1,414)	(216)	(1,630)
Excluded component of fair value hedges	12	(3)	9
Change	$(1,759)	$(151)	$(1,910)
Balance at June 30, 2022	$(53,566)	$8,071	$(45,495)
Six Months Ended June 30, 2022
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(7,614)	1,836	(5,778)
Debt valuation adjustment (DVA)	3,642	(882)	2,760
Cash flow hedges	(2,908)	701	(2,207)
Benefit plans	104	(22)	82
Foreign currency translation adjustment	(1,483)	(161)	(1,644)
Excluded component of fair value hedges	76	(19)	57
Change	$(8,183)	$1,453	$(6,730)
Balance at June 30, 2022	$(53,566)	$8,071	$(45,495)

Three and Six Months Ended June 30, 2021

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2021
Balance, March 31, 2021	$(40,631)	$5,620	$(35,011)
Change in net unrealized gains (losses) on debt securities	(638)	164	(474)
Debt valuation adjustment (DVA)	(110)	48	(62)
Cash flow hedges	(224)	51	(173)
Benefit plans	84	3	87
Foreign currency translation adjustment	445	78	523
Excluded component of fair value hedges	(13)	3	(10)
Change	$(456)	$347	$(109)
Balance, June 30, 2021	$(41,087)	$5,967	$(35,120)
Six Months Ended June 30, 2021
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(3,065)	806	(2,259)
Debt valuation adjustment (DVA)	(148)	44	(104)
Cash flow hedges	(953)	224	(729)
Benefit plans	991	(190)	801
Foreign currency translation adjustment	(894)	143	(751)
Excluded component of fair value hedges	(26)	6	(20)
Change	$(4,095)	$1,033	$(3,062)
Balance, June 30, 2021	$(41,087)	$5,967	$(35,120)

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Realized (gains) losses on sales of investments	$58	$(137)	$(22)	$(538)
Gross impairment losses	90	9	180	78
Subtotal, pretax	$148	$(128)	$158	$(460)
Tax effect	(37)	33	(41)	99
Net realized (gains) losses on investments after-tax(1)	$111	$(95)	$117	$(361)
Realized DVA (gains) losses on fair value option liabilities, pretax	$(1)	$13	$(1)	$69
Tax effect	—	(3)	—	(17)
Net realized DVA, after-tax	$(1)	$10	$(1)	$52
Interest rate contracts	$(199)	$(266)	$(485)	$(544)
Foreign exchange contracts	1	1	2	2
Subtotal, pretax	$(198)	$(265)	$(483)	$(542)
Tax effect	47	64	115	129
Amortization of cash flow hedges, after-tax(2)	$(151)	$(201)	$(368)	$(413)
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(6)	$(11)	$(12)
Net actuarial loss	58	71	128	158
Curtailment/settlement impact(3)	183	4	(33)	4
Subtotal, pretax	$236	$69	$84	$150
Tax effect	(54)	(18)	(23)	(38)
Amortization of benefit plans, after-tax(3)	$182	$51	$61	$112
Excluded component of fair value hedges, pretax	$7	$1	$10	$1
Tax effect	(2)	—	(3)	—
Excluded component of fair value hedges, after-tax	$5	$1	$7	$1
Foreign currency translation adjustment, pretax	$397	$—	$397	$—
Tax effect	(52)	—	(52)	—
Foreign currency translation adjustment, after-tax	$345	$—	$345	$—
Total amounts reclassified out of AOCI, pretax	$589	$(310)	$165	$(782)
Total tax effect	(98)	76	(4)	173
Total amounts reclassified out of AOCI, after-tax	$491	$(234)	$161	$(609)

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2022
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,266	$31,266	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	115,494	—	115,494	2,100	—	—	51	2,151
Non-agency-sponsored	60,155	—	60,155	2,747	—	5	—	2,752
Citi-administered asset-backed commercial paper conduits	14,291	14,291	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	8,259	—	8,259	2,599	—	—	—	2,599
Asset-based financing(5)	246,990	9,439	237,551	36,051	1,088	11,639	—	48,778
Municipal securities tender option bond trusts (TOBs)	2,839	678	2,161	8	—	1,571	—	1,579
Municipal investments	22,191	3	22,188	2,673	3,368	4,010	—	10,051
Client intermediation	810	373	437	66	—	—	63	129
Investment funds	385	84	301	2	2	20	1	25
Other	—	—	—	—	—	—	—	—
Total	$502,680	$56,134	$446,546	$46,246	$4,458	$17,245	$115	$68,064

	As of December 31, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,518	$31,518	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,641	—	113,641	1,582	—	—	43	1,625
Non-agency-sponsored	60,851	632	60,219	2,479	—	5	—	2,484
Citi-administered asset-backed commercial paper conduits	14,018	14,018	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	8,302	—	8,302	2,636	—	—	—	2,636
Asset-based financing(5)	246,632	11,085	235,547	32,242	1,139	12,189	—	45,570
Municipal securities tender option bond trusts (TOBs)	3,251	905	2,346	2	—	1,498	—	1,500
Municipal investments	20,597	3	20,594	2,512	3,617	3,562	—	9,691
Client intermediation	904	297	607	75	—	—	224	299
Investment funds	498	179	319	—	—	12	1	13
Other	—	—	—	—	—	—	—	—
Total	$500,212	$58,637	$441,575	$41,528	$4,756	$17,266	$268	$63,818

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2022 and December 31, 2021 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $86 billion and $100 billion in unconsolidated VIE assets and $499 million and $497 million in maximum exposure to loss as of June 30, 2022 and December 31, 2021, respectively.

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
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2022 and December 31, 2021, the Company’s maximum exposure to loss related to these deals was $50.5 billion and $55.6 billion, respectively (for more information on these positions, see Note 13 and Note 26 to the Consolidated Financial Statements in Citigroup’s 2021 Form 10-K);
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
•certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and
•VIEs such as preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

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

	June 30, 2022		December 31, 2021
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$5	$—	$5
Asset-based financing	—	11,639	—	12,189
Municipal securities tender option bond trusts (TOBs)	1,571	—	1,498	—
Municipal investments	—	4,010	—	3,562
Investment funds	—	20	—	12
Other	—	—	—	—
Total funding commitments	$1,571	$15,674	$1,498	$15,768

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2022	December 31, 2021
Cash	$—	$—
Trading account assets	1.8	1.4
Investments	8.9	8.8
Total loans, net of allowance	39.6	35.4
Other	0.5	0.8
Total assets	$50.8	$46.4

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2022	December 31, 2021
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$9.7	$9.7
Retained by Citigroup as trust-issued securities	6.5	7.2
Retained by Citigroup via non-certificated interests	16.9	16.1
Total	$33.1	$33.0
The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars	2022	2021	2022	2021
Proceeds from new securitizations	$—	$—	$—	$—
Pay down of maturing notes	—	(1.1)	—	(4.7)
Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.1 years as of June 30, 2022 and 3.6 years as of December 31, 2021.

In billions of dollars	Jun. 30, 2022	Dec. 31, 2021
Term notes issued to third parties	$8.4	$8.4
Term notes retained by Citigroup affiliates	1.7	2.2
Total Master Trust liabilities	$10.1	$10.6
Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.1 years as of June 30, 2022 and 1.6 years as of December 31, 2021.

In billions of dollars	Jun. 30, 2022	Dec. 31, 2021
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	4.8	5.0
Total Omni Trust liabilities	$6.1	$6.3

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2022		2021
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.9	$8.6	$1.9	$7.1
Proceeds from new securitizations	1.8	8.4	1.9	7.2
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other new cash flows	—	—	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2022		2021
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.0	$10.2	$4.9	$18.1
Proceeds from new securitizations	3.9	10.0	5.1	17.8
Purchases of previously transferred financial assets	—	—	0.1	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, gains recognized on the securitization of non-agency-sponsored mortgages were $35 million and $73.7 million, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.2 million and $1.3 million for the three and six months ended June 30, 2021, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $135.6 million and $301.7 million for the three and six months ended June 30, 2021, respectively.

	June 30, 2022			December 31, 2021
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$597	$1,172	$945	$374	$1,452	$955

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $48 million related to personal loan securitizations at June 30, 2022.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended June 30, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.6%	4.4%	4.1%
Weighted average constant prepayment rate	2.1%	5.0%	12.3%
Weighted average anticipated net credit losses(2)	NM	4.6%	0.5%
Weighted average life	9.6 years	8.4 years	6.0 years

	Six Months Ended June 30, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.4%	3.4%	3.9%
Weighted average constant prepayment rate	2.7%	5.9%	12.3%
Weighted average anticipated net credit losses(2)	NM	2.9%	0.4%
Weighted average life	9.0 years	6.5 years	5.8 years

	Three Months Ended June 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.0%	1.8%	2.8%
Weighted average constant prepayment rate	4.2%	—%	10.0%
Weighted average anticipated net credit losses(2)	NM	—%	1.0%
Weighted average life	7.8 years	6.7 years	5.7 years

	Six Months Ended June 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.9%	0.4%	2.9%
Weighted average constant prepayment rate	5.0%	—%	10.3%
Weighted average anticipated net credit losses(2)	NM	0.4%	1.1%
Weighted average life	7.8 years	3.4 years	5.5 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	June 30, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.1%	6.7%	—%
Weighted average constant prepayment rate	6.0%	10.0%	—%
Weighted average anticipated net credit losses(2)	NM	1.0%	—%
Weighted average life	7.7 years	6.5 years	NM

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.7%	16.2%	4.0%
Weighted average constant prepayment rate	14.5%	6.8%	9.0%
Weighted average anticipated net credit losses(2)	NM	1.0%	2.0%
Weighted average life	5.1 years	8.8 years	18.0 years

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

	June 30, 2022
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(31)	(1)	—
Constant prepayment rate
Adverse change of 10%	(14)	—	—
Adverse change of 20%	(27)	(1)	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(6)	$(1)	$—
Adverse change of 20%	(11)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2022	Dec. 31, 2021	Jun. 30, 2022	Dec. 31, 2021	2022	2021	2022	2021
Securitized assets
Residential mortgages(1)	$29.3	$29.2	$0.5	$0.4	$(0.3)	$5.0	$1.2	$6.6
Commercial and other	21.7	26.2	—	—	—	—	—	—
Total	$51.0	$55.4	$0.5	$0.4	$(0.3)	$5.0	$1.2	$6.6

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of June 30, 2022.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $600 million and $419 million at June 30, 2022 and 2021, respectively. The MSRs correspond to principal loan balances of $49 billion and $50 billion as of June 30, 2022 and 2021, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Balance, beginning of period	$520	$433	$404	$336
Originations	35	25	69	68
Changes in fair value of MSRs due to changes in inputs and assumptions	59	(21)	158	52
Other changes(1)	(14)	(18)	(31)	(37)
Sales of MSRs	—	—	—	—
Balance, as of June 30	$600	$419	$600	$419

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Servicing fees	$30	$37	$59	$68
Late fees	1	—	2	1
Ancillary fees	—	—	—	—
Total MSR fees	$31	$37	$61	$69

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended June 30, 2022 and 2021. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2022 and December 31, 2021, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2022, Citi transferred agency securities with a fair value of approximately $5.6 billion and $14.9 billion, respectively, to re-securitization entities compared to approximately $11.4 billion and $24.5 billion for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.5 billion (including $656 million related to re-securitization transactions executed in 2022), an increase from $1.2 billion as of December 31, 2021 (including $641 million related to re-securitization transactions executed in 2021), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2022 and December 31, 2021 were approximately $78.8 billion and $78.4 billion, respectively.
As of June 30, 2022 and December 31, 2021, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2022 and December 31, 2021, the commercial paper conduits administered by Citi had approximately $14.3 billion and $14 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.4 billion and $18.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2022 and December 31, 2021, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 61 and 70 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively. The net result across multiseller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2022 and December 31, 2021, the Company owned $5.3 billion and $4.9 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three months ended June 30, 2022 and 2021. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Jun. 30, 2022	Dec. 31, 2021
Carrying value of retained interests	$681	$921

All of Citi’s retained interests were held-to-maturity securities as of June 30, 2022 and December 31, 2021.

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2022 and December 31, 2021, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2022 and December 31, 2021, liquidity agreements provided with respect to customer TOB trusts totaled $1.6 billion and $1.5 billion, respectively, of which $0.8 billion and $0.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.

The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.6 billion and $2 billion as of June 30, 2022 and December 31, 2021, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2022		December 31, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$42,600	$8,802	$32,932	$7,461
Corporate loans	23,656	15,139	18,257	12,581
Other (including investment funds, airlines and shipping)	171,295	24,837	184,358	25,528
Total	$237,551	$48,778	$235,547	$45,570

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
Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate contracts
Swaps	$318,974	$267,035	$23,331,571	$21,873,538
Futures and forwards	—	—	2,714,997	2,383,702
Written options	—	—	1,879,285	1,584,451
Purchased options	—	—	1,843,472	1,428,376
Total interest rate contracts	$318,974	$267,035	$29,769,325	$27,270,067
Foreign exchange contracts
Swaps	$45,428	$47,298	$6,276,146	$6,288,193
Futures, forwards and spot	43,351	50,926	3,668,569	4,316,242
Written options	—	—	846,794	664,942
Purchased options	—	—	840,987	651,958
Total foreign exchange contracts	$88,779	$98,224	$11,632,496	$11,921,335
Equity contracts
Swaps	$—	$—	$243,070	$269,062
Futures and forwards	—	—	73,495	71,363
Written options	—	—	485,109	492,433
Purchased options	—	—	396,981	398,129
Total equity contracts	$—	$—	$1,198,655	$1,230,987
Commodity and other contracts
Swaps	$—	$—	$110,833	$91,962
Futures and forwards	1,365	2,096	201,926	157,195
Written options	—	—	63,643	51,224
Purchased options	—	—	60,695	47,868
Total commodity and other contracts	$1,365	$2,096	$437,097	$348,249
Credit derivatives(1)
Protection sold	$—	$—	$638,379	$572,486
Protection purchased	—	—	682,144	645,996
Total credit derivatives	$—	$—	$1,320,523	$1,218,482
Total derivative notionals	$409,118	$367,355	$44,358,096	$41,989,120

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2022 and December 31, 2021. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2022	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$671	$2
Cleared	126	426
Interest rate contracts	$797	$428
Over-the-counter	$1,729	$2,147
Cleared	1	—
Foreign exchange contracts	$1,730	$2,147
Total derivatives instruments designated as ASC 815 hedges	$2,527	$2,575
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$123,716	$115,511
Cleared	34,690	33,926
Exchange traded	322	272
Interest rate contracts	$158,728	$149,709
Over-the-counter	$183,935	$178,416
Cleared	445	829
Foreign exchange contracts	$184,380	$179,245
Over-the-counter	$25,577	$27,170
Cleared	22	12
Exchange traded	29,992	31,327
Equity contracts	$55,591	$58,509
Over-the-counter	$47,253	$41,326
Exchange traded	2,423	3,303
Commodity and other contracts	$49,676	$44,629
Over-the-counter	$9,837	$8,401
Cleared	1,964	1,894
Credit derivatives	$11,801	$10,295
Total derivatives instruments not designated as ASC 815 hedges	$460,176	$442,387
Total derivatives	$462,703	$444,962
Less: Netting agreements(3)	$(348,255)	$(348,255)
Less: Netting cash collateral received/paid(4)	(32,563)	(33,950)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$81,885	$62,757
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(2,244)	$(1,918)
Less: Non-cash collateral received/paid	(4,878)	(12,975)
Total net receivables/payables(5)	$74,763	$47,864

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $286 billion, $31 billion and $31 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $7 billion of derivative asset and $11 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and six months ended June 30, 2022 and 2021, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Interest rate contracts	$72	$(15)	$144	$(75)
Foreign exchange	(4)	(13)	(81)	(34)
Total	$68	$(28)	$63	$(109)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(1,717)	$—	$454	$—	$(6,383)	$—	$(3,481)
Foreign exchange hedges	(1,234)	—	220	—	(1,659)	—	10	—
Commodity hedges	(257)	—	(277)	—	615	—	(566)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(1,491)	$(1,717)	$(57)	$454	$(1,044)	$(6,383)	$(556)	$(3,481)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$1,646	$—	$(559)	$—	$6,243	$—	$3,267
Foreign exchange hedges	1,233	—	(220)	—	1,657	—	(10)	—
Commodity hedges	257	—	277	—	(615)	—	566	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,490	$1,646	$57	$(559)	$1,042	$6,243	$556	$3,267
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(5)	$—	$1	$—	$(11)	$—	$(3)
Foreign exchange hedges(2)	73	—	13	—	104	—	17	—
Commodity hedges	(26)	—	(53)	—	23	—	(75)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$47	$(5)	$(40)	$1	$127	$(11)	$(58)	$(3)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $12 million and $76 million for the three and six months ended June 30, 2022 and $(13) million and $(26) million for the three and six months ended June 30, 2021, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2022 and December 31, 2021, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2022
Debt securities AFS(1)(3)	$101,249	$(1,137)	$(270)
Long-term debt	148,863	(3,848)	(587)
As of December 31, 2021
Debt securities AFS(2)(3)	$62,733	$149	$212
Long-term debt	149,305	623	3,936

(1)These amounts include a cumulative basis adjustment of $(11) million for active hedges and $(228) million for de-designated hedges as of June 30, 2022, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $11 billion as of June 30, 2022) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2022 is approximately $(1.2) billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17.

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2022		2021		2022		2021
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(681)		$39		$(2,441)		$(416)
Foreign exchange contracts	(7)		(3)		16		—
Total gain (loss) recognized in AOCI	$(688)		$36		$(2,425)		$(416)
	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$199	$—	$266	$—	$485	$—	$544
Foreign exchange contracts	(1)	—	(1)	—	(2)	—	(2)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$199	$(1)	$266	$(2)	$485	$(2)	$544
Net pretax change in cash flow hedges included within AOCI		$(886)		$(229)		$(2,908)		$(958)

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

Net Investment Hedges
Citi uses foreign currency forwards, cross-currency swaps, options and foreign currency-denominated debt instruments to manage the foreign exchange risk associated with Citi’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citi records the change in the fair value of these hedging instruments and the translation adjustment for the investments in these foreign subsidiaries in Foreign currency translation adjustment within AOCI.
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $836 million and $641 million for the three and six months ended June 30, 2022 and $(426) million and $131 million for the three and six months ended June 30, 2021, respectively. June 30, 2022 includes a $47 million pretax loss related to net investment hedges that was reclassified from AOCI into earnings (recorded in Other revenue).

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2022	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$3,507	$3,767	$111,649	$115,903
Broker-dealers	2,872	1,865	46,453	39,567
Non-financial	73	22	2,161	1,515
Insurance and other financial institutions	5,349	4,641	521,881	481,394
Total by industry of counterparty	$11,801	$10,295	$682,144	$638,379
By instrument
Credit default swaps and options	$10,182	$9,935	$667,694	$631,332
Total return swaps and other	1,619	360	14,450	7,047
Total by instrument	$11,801	$10,295	$682,144	$638,379
By rating of reference entity
Investment grade	$4,201	$3,602	$536,771	$499,423
Non-investment grade	7,600	6,693	145,373	138,956
Total by rating of reference entity	$11,801	$10,295	$682,144	$638,379
By maturity
Within 1 year	$2,504	$1,722	$159,569	$160,373
From 1 to 5 years	6,486	6,078	467,326	437,448
After 5 years	2,811	2,495	55,249	40,558
Total by maturity	$11,801	$10,295	$682,144	$638,379

(1)The fair value amount receivable is composed of $9,839 million under protection purchased and $1,962 million under protection sold.
(2)The fair value amount payable is composed of $2,672 million under protection purchased and $7,623 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,375	$3,031	$108,415	$103,756
Broker-dealers	1,962	1,139	44,364	40,068
Non-financial	113	306	2,785	2,728
Insurance and other financial institutions	5,768	6,539	490,432	425,934
Total by industry of counterparty	$10,218	$11,015	$645,996	$572,486
By instrument
Credit default swaps and options	$9,923	$10,234	$628,136	$565,131
Total return swaps and other	295	781	17,860	7,355
Total by instrument	$10,218	$11,015	$645,996	$572,486
By rating of reference entity
Investment grade	$4,149	$4,258	$511,652	$448,944
Non-investment grade	6,069	6,757	134,344	123,542
Total by rating of reference entity	$10,218	$11,015	$645,996	$572,486
By maturity
Within 1 year	$878	$1,462	$133,866	$115,603
From 1 to 5 years	6,674	6,638	454,617	413,174
After 5 years	2,666	2,915	57,513	43,709
Total by maturity	$10,218	$11,015	$645,996	$572,486

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2022 and December 31, 2021 was $18 billion and $19 billion, respectively. The Company posted $15 billion and $16 billion as collateral for this exposure in the normal course of business as of June 30, 2022 and December 31, 2021, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2022, the Company could be required to post an additional $1.1 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.0 billion and $2.9 billion as of June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, the fair value of these previously derecognized assets was $1.9 billion. The fair value of the total return swaps as of June 30, 2022 was $19 million recorded as gross derivative assets and $83 million recorded as gross derivative liabilities. At December 31, 2021, the fair value of these previously derecognized assets was $2.9 billion, and the fair value of the total return swaps was $13 million recorded as gross derivative assets and $58 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2022 and December 31, 2021:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2022	December 31, 2021
Counterparty CVA	$(849)	$(705)
Asset FVA	(625)	(433)
Citigroup (own credit) CVA	746	379
Liability FVA	199	110
Total CVA and FVA—derivative instruments	$(529)	$(649)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Counterparty CVA	$(94)	$34	$(201)	$43
Asset FVA	(46)	25	(151)	94
Own credit CVA	182	(41)	298	(78)
Liability FVA	68	(13)	90	11
Total CVA and FVA—derivative instruments	$110	$5	$36	$70
DVA related to own FVO liabilities(1)	$2,592	$(110)	$3,642	$(148)
Total CVA, DVA and FVA	$2,702	$(105)	$3,678	$(78)

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$340,834	$183	$341,017	$(98,257)	$242,760
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	32,121	708	32,829	—	32,829
Residential	—	519	153	672	—	672
Commercial	—	860	138	998	—	998
Total trading mortgage-backed securities	$—	$33,500	$999	$34,499	$—	$34,499
U.S. Treasury and federal agency securities	$56,991	$3,917	$1	$60,909	$—	$60,909
State and municipal	—	1,681	80	1,761	—	1,761
Foreign government	43,585	26,703	364	70,652	—	70,652
Corporate	2,415	14,577	537	17,529	—	17,529
Equity securities	42,192	8,946	133	51,271	—	51,271
Asset-backed securities	—	1,404	554	1,958	—	1,958
Other trading assets(2)	18	19,577	816	20,411	—	20,411
Total trading non-derivative assets	$145,201	$110,305	$3,484	$258,990	$—	$258,990
Trading derivatives
Interest rate contracts	$476	$155,912	$3,137	$159,525
Foreign exchange contracts	—	185,093	1,017	186,110
Equity contracts	55	53,351	2,185	55,591
Commodity contracts	—	47,253	2,423	49,676
Credit derivatives	—	10,558	1,243	11,801
Total trading derivatives—before netting and collateral	$531	$452,167	$10,005	$462,703
Netting agreements					$(348,255)
Netting of cash collateral received					(32,563)
Total trading derivatives—after netting and collateral	$531	$452,167	$10,005	$462,703	$(380,818)	$81,885
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$12,487	$28	$12,515	$—	$12,515
Residential	—	238	40	278	—	278
Commercial	—	7	—	7	—	7
Total investment mortgage-backed securities	$—	$12,732	$68	$12,800	$—	$12,800
U.S. Treasury and federal agency securities	$91,530	$334	$—	$91,864	$—	$91,864
State and municipal	—	1,953	539	2,492	—	2,492
Foreign government	51,472	67,213	1,001	119,686	—	119,686
Corporate	2,838	3,273	334	6,445	—	6,445
Marketable equity securities	406	172	10	588	—	588
Asset-backed securities	—	275	1	276	—	276
Other debt securities	—	4,936	—	4,936	—	4,936
Non-marketable equity securities(3)	—	7	310	317	—	317
Total investments	$146,246	$90,895	$2,263	$239,404	$—	$239,404

Table continues on the next page.

In millions of dollars at June 30, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$4,211	$325	$4,536	$—	$4,536
Mortgage servicing rights	—	—	600	600	—	600
Non-trading derivatives and other financial assets measured on a recurring basis	$3,502	$6,520	$63	$10,085	$—	$10,085
Total assets	$295,480	$1,004,932	$16,923	$1,317,335	$(479,075)	$838,260
Total as a percentage of gross assets(4)	22.4%	76.3%	1.3%
Liabilities
Interest-bearing deposits	$—	$2,290	$18	$2,308	$—	$2,308
Securities loaned and sold under agreements to repurchase	—	154,757	593	155,350	(90,776)	64,574
Trading account liabilities
Securities sold, not yet purchased	98,389	19,231	72	117,692	—	117,692
Other trading liabilities	—	4	—	4	—	4
Total trading liabilities	$98,389	$19,235	$72	$117,696	$—	$117,696
Trading derivatives
Interest rate contracts	$347	$147,534	$2,256	$150,137
Foreign exchange contracts	—	180,531	861	181,392
Equity contracts	108	56,115	2,286	58,509
Commodity contracts	—	42,461	2,168	44,629
Credit derivatives	—	8,703	1,592	10,295
Total trading derivatives—before netting and collateral	$455	$435,344	$9,163	$444,962
Netting agreements					$(348,255)
Netting of cash collateral paid					(33,950)
Total trading derivatives—after netting and collateral	$455	$435,344	$9,163	$444,962	$(382,205)	$62,757
Short-term borrowings	$—	$6,771	$81	$6,852	$—	$6,852
Long-term debt	—	59,610	29,778	89,388	—	89,388
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,288	$—	$—	$3,288	$—	$3,288
Total liabilities	$102,132	$678,007	$39,705	$819,844	$(472,981)	$346,863
Total as a percentage of gross liabilities(4)	12.5%	82.7%	4.8%

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
(3)Amounts exclude $0.1 billion of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$342,030	$231	$342,261	$(125,795)	$216,466
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	34,534	496	35,030	—	35,030
Residential	1	643	104	748	—	748
Commercial	—	778	81	859	—	859
Total trading mortgage-backed securities	$1	$35,955	$681	$36,637	$—	$36,637
U.S. Treasury and federal agency securities	$44,900	$3,230	$4	$48,134	$—	$48,134
State and municipal	—	1,995	37	2,032	—	2,032
Foreign government	39,176	31,485	23	70,684	—	70,684
Corporate	1,544	16,156	412	18,112	—	18,112
Equity securities	53,833	10,047	174	64,054	—	64,054
Asset-backed securities	—	981	613	1,594	—	1,594
Other trading assets(2)	—	20,346	576	20,922	—	20,922
Total trading non-derivative assets	$139,454	$120,195	$2,520	$262,169	$—	$262,169
Trading derivatives
Interest rate contracts	$90	$161,500	$3,898	$165,488
Foreign exchange contracts	—	134,912	637	135,549
Equity contracts	41	43,904	1,307	45,252
Commodity contracts	—	28,547	1,797	30,344
Credit derivatives	—	9,299	919	10,218
Total trading derivatives—before netting and collateral	$131	$378,162	$8,558	$386,851
Netting agreements					$(292,628)
Netting of cash collateral received(3)					(24,447)
Total trading derivatives—after netting and collateral	$131	$378,162	$8,558	$386,851	$(317,075)	$69,776
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$33,165	$51	$33,216	$—	$33,216
Residential	—	286	94	380	—	380
Commercial	—	25	—	25	—	25
Total investment mortgage-backed securities	$—	$33,476	$145	$33,621	$—	$33,621
U.S. Treasury and federal agency securities	$122,271	$168	$1	$122,440	$—	$122,440
State and municipal	—	1,849	772	2,621	—	2,621
Foreign government	56,842	61,112	786	118,740	—	118,740
Corporate	2,861	2,871	188	5,920	—	5,920
Marketable equity securities	350	177	16	543	—	543
Asset-backed securities	—	300	3	303	—	303
Other debt securities	—	4,877	—	4,877	—	4,877
Non-marketable equity securities(4)	—	28	316	344	—	344
Total investments	$182,324	$104,858	$2,227	$289,409	$—	$289,409

Table continues on the next page.

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,371	$711	$6,082	$—	$6,082
Mortgage servicing rights	—	—	404	404	—	404
Non-trading derivatives and other financial assets measured on a recurring basis	$4,075	$8,194	$73	$12,342	$—	$12,342
Total assets	$325,984	$958,810	$14,724	$1,299,518	$(442,870)	$856,648
Total as a percentage of gross assets(5)	25.1%	73.8%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,483	$183	$1,666	$—	$1,666
Securities loaned and sold under agreements to repurchase	—	174,318	643	174,961	(118,267)	56,694
Trading account liabilities
Securities sold, not yet purchased	82,675	23,268	65	106,008	—	106,008
Other trading liabilities	—	5	—	5	—	5
Total trading liabilities	$82,675	$23,273	$65	$106,013	$—	$106,013
Trading derivatives
Interest rate contracts	$56	$147,846	$2,172	$150,074
Foreign exchange contracts	—	134,572	726	135,298
Equity contracts	60	46,177	3,447	49,684
Commodity contracts	—	30,004	1,375	31,379
Credit derivatives	—	10,065	950	11,015
Total trading derivatives—before netting and collateral	$116	$368,664	$8,670	$377,450
Netting agreements					$(292,628)
Netting of cash collateral paid(3)					(29,306)
Total trading derivatives—after netting and collateral	$116	$368,664	$8,670	$377,450	$(321,934)	$55,516
Short-term borrowings	$—	$7,253	$105	$7,358	$—	$7,358
Long-term debt	—	57,100	25,509	82,609	—	82,609
Non-trading derivatives and other financial liabilities measured on a recurring basis	$3,574	$—	$1	$3,575	$—	$3,575
Total liabilities	$86,365	$632,091	$35,176	$753,632	$(440,201)	$313,431
Total as a percentage of gross liabilities(5)	11.5%	83.9%	4.7%

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
(4)Amounts exclude $0.1 billion of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(5)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2022 and 2021. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$202	$(12)	$—	$—	$—	$36	$—	$—	$(43)	$183	$(10)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	498	(15)	—	80	(89)	318	—	(84)	—	708	(19)
Residential	118	—	—	28	(11)	47	—	(29)	—	153	(4)
Commercial	52	(3)	—	96	(8)	4	—	(3)	—	138	(3)
Total trading mortgage-backed securities	$668	$(18)	$—	$204	$(108)	$369	$—	$(116)	$—	$999	$(26)
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$(1)	$—	$—	$—	$—	$1	$—
State and municipal	6	4	—	71	—	—	—	(1)	—	80	(3)
Foreign government	94	(27)	—	249	(1)	57	—	(8)	—	364	(12)
Corporate	1,013	59	—	120	(244)	181	—	(592)	—	537	38
Marketable equity securities	199	(9)	—	14	(61)	58	—	(68)	—	133	(23)
Asset-backed securities	466	(24)	—	82	(100)	262	—	(132)	—	554	(26)
Other trading assets	492	79	—	305	(30)	117	6	(149)	(4)	816	54
Total trading non-derivative assets	$2,940	$64	$—	$1,045	$(545)	$1,044	$6	$(1,066)	$(4)	$3,484	$2
Trading derivatives, net(4)
Interest rate contracts	$779	$434	$—	$141	$(272)	$7	$6	$(6)	$(208)	$881	$473
Foreign exchange contracts	(131)	769	—	34	(50)	73	20	(547)	(12)	156	126
Equity contracts	(1,564)	1,189	—	(60)	232	220	—	(91)	(27)	(101)	1,182
Commodity contracts	217	208	—	(74)	84	67	—	(98)	(149)	255	246
Credit derivatives	(4)	6	—	(97)	(164)	—	—	—	(90)	(349)	(26)
Total trading derivatives, net(4)	$(703)	$2,606	$—	$(56)	$(170)	$367	$26	$(742)	$(486)	$842	$2,001

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$—	$(2)	$—	$(10)	$—	$—	$(6)	$—	$28	$(2)
Residential	44	—	(4)	—	—	—	—	—	—	40	(4)
Total investment mortgage-backed securities	$90	$—	$(6)	$—	$(10)	$—	$—	$(6)	$—	$68	$(6)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	705	—	(34)	—	(131)	1	—	(2)	—	539	(14)
Foreign government	1,029	—	(15)	—	(54)	202	—	(161)	—	1,001	(16)
Corporate	237	—	(3)	100	—	—	—	—	—	334	(1)
Marketable equity securities	16	—	(6)	—	—	—	—	—	—	10	(7)
Asset-backed securities	2	—	(1)	—	—	—	—	—	—	1	—
Non-marketable equity securities	298	—	2	—	—	20	—	(10)	—	310	(1)
Total investments	$2,378	$—	$(64)	$100	$(195)	$223	$—	$(179)	$—	$2,263	$(45)
Loans	$622	$—	$(105)	$1	$(193)	$—	$1	$—	$(1)	$325	$(7)
Mortgage servicing rights	520	—	59		—		35		(14)	600	59
Other financial assets measured on a recurring basis	68	—	4	7	(12)	13	15	—	(32)	63	7
Liabilities
Interest-bearing deposits	$191	$—	$7	$—	$(122)	$—	$17	$—	$(61)	$18	$—
Securities loaned and sold under agreements to repurchase	612	24	—	—	(3)	16	—	—	(8)	593	10
Trading account liabilities
Securities sold, not yet purchased	38	(8)	—	10	(4)	30	—	1	(11)	72	(12)
Short-term borrowings	36	1	—	12	(12)	—	69	—	(23)	81	2
Long-term debt	27,432	4,719	—	3,335	(2,634)	—	6,527	—	(163)	29,778	4,232

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2022.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$231	$(1)	$—	$—	$—	$124	$—	$—	$(171)	$183	$(7)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	496	(13)	—	127	(158)	484	—	(228)	—	708	(21)
Residential	104	—	—	61	(32)	85	—	(65)	—	153	(5)
Commercial	81	(5)	—	97	(34)	9	—	(10)	—	138	(2)
Total trading mortgage-backed securities	$681	$(18)	$—	$285	$(224)	$578	$—	$(303)	$—	$999	$(28)
U.S. Treasury and federal agency securities	$4	$(4)	$—	$2	$(1)	$—	$—	$—	$—	$1	$—
State and municipal	37	5	—	71	(20)	1	—	(14)	—	80	(5)
Foreign government	23	(26)	—	299	(1)	87	—	(18)	—	364	(18)
Corporate	412	68	—	262	(278)	828	—	(755)	—	537	18
Marketable equity securities	174	(14)	—	63	(87)	108	—	(111)	—	133	(40)
Asset-backed securities	613	(19)	—	140	(167)	393	—	(406)	—	554	(45)
Other trading assets	576	126	—	333	(92)	366	16	(501)	(8)	816	75
Total trading non-derivative assets	$2,520	$118	$—	$1,455	$(870)	$2,361	$16	$(2,108)	$(8)	$3,484	$(43)
Trading derivatives, net(4)
Interest rate contracts	$1,726	$600	$—	$73	$(803)	$9	$6	$(6)	$(724)	$881	$650
Foreign exchange contracts	(89)	1,164	—	(475)	(6)	175	20	(611)	(22)	156	235
Equity contracts	(2,140)	1,997	—	(73)	207	405	—	(316)	(181)	(101)	1,634
Commodity contracts	422	622	—	(45)	(409)	120	—	(142)	(313)	255	410
Credit derivatives	(31)	(57)	—	(65)	(151)	—	—	(1)	(44)	(349)	(95)
Total trading derivatives, net(4)	$(112)	$4,326	$—	$(585)	$(1,162)	$709	$26	$(1,076)	$(1,284)	$842	$2,834

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$51	$—	$(9)	$1	$(10)	$4	$—	$(9)	$—	$28	$(4)
Residential	94	—	(6)	—	(39)	—	—	(9)	—	40	(5)
Total investment mortgage-backed securities	$145	$—	$(15)	$1	$(49)	$4	$—	$(18)	$—	$68	$(9)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	772	—	(78)	—	(142)	1	—	(14)	—	539	(47)
Foreign government	786	—	(39)	250	(113)	385	—	(268)	—	1,001	(19)
Corporate	188	—	(7)	153	—	—	—	—	—	334	(2)
Marketable equity securities	16	—	(6)	—	—	—	—	—	—	10	(7)
Asset-backed securities	3	—	11	—	—	—	—	(13)	—	1	—
Non-marketable equity securities	316	—	(12)	11	—	20	—	(25)	—	310	(1)
Total investments	$2,227	$—	$(147)	$415	$(304)	$410	$—	$(338)	$—	$2,263	$(85)
Loans	$711	$—	$(190)	$1	$(195)	$—	$1	$—	$(3)	$325	$166
Mortgage servicing rights	404	—	158	—	—	—	69	—	(31)	600	157
Other financial assets measured on a recurring basis	73	—	7	7	(16)	14	40	(1)	(61)	63	48
Liabilities
Interest-bearing deposits	$183	$—	$3	$7	$(122)	$—	$18	$—	$(65)	$18	$—
Securities loaned and sold under agreements to repurchase	643	50	—	—	(3)	16	—	—	(13)	593	28
Trading account liabilities
Securities sold, not yet purchased	65	21	—	35	(19)	83	—	1	(72)	72	(2)
Short-term borrowings	105	89	—	40	(21)	—	76	—	(30)	81	1
Long-term debt	25,509	8,245	—	6,743	(3,507)	—	9,699	—	(421)	29,778	(4,197)
Other financial liabilities measured on a recurring basis	1	—	1	—	—	—	—	—	—	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2022.
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
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(11)	$—	$—	$(49)	$276	$—	$—	$(325)	$211	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	1	—	252	(8)	114	—	(10)	—	376	16
Residential	340	22	—	69	(68)	201	—	(469)	—	95	18
Commercial	136	21	—	76	(41)	24	—	(129)	—	87	2
Total trading mortgage-backed securities	$503	$44	$—	$397	$(117)	$339	$—	$(608)	$—	$558	$36
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	94	—	—	—	(29)	5	—	—	—	70	1
Foreign government	51	5	—	136	(28)	71	—	(94)	—	141	(6)
Corporate	375	75	—	318	(168)	475	—	(252)	—	823	(7)
Marketable equity securities	73	47	—	84	(42)	35	—	(50)	—	147	32
Asset-backed securities	1,606	248	—	35	(198)	934	—	(1,933)	—	692	8
Other trading assets	945	18	—	61	(129)	348	4	(688)	(4)	555	(5)
Total trading non-derivative assets	$3,647	$437	$—	$1,031	$(711)	$2,207	$4	$(3,625)	$(4)	$2,986	$59
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(298)	$—	$173	$321	$2	$(84)	$—	$36	$1,764	$(197)
Foreign exchange contracts	52	(79)	—	8	4	134	—	(297)	(6)	(184)	(57)
Equity contracts	(3,213)	612	—	(598)	898	109	—	(117)	(241)	(2,550)	213
Commodity contracts	292	550	—	10	(617)	94	—	(155)	(32)	142	280
Credit derivatives	48	(121)	—	15	(71)	—	—	—	88	(41)	(198)
Total trading derivatives, net(4)	$(1,207)	$664	$—	$(392)	$535	$339	$(84)	$(569)	$(155)	$(869)	$41
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(42)
Total investment mortgage-backed securities	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(42)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	834	—	(10)	58	(108)	3	—	(29)	—	748	(8)
Foreign government	268	—	1	440	(289)	645	—	(108)	—	957	3
Corporate	60	—	(11)	32	—	30	—	(7)	—	104	(1)
Asset-backed securities	1	—	(21)	36	—	—	—	(13)	—	3	(37)
Non-marketable equity securities	349	—	40	1	—	—	—	(8)	—	382	2
Total investments	$1,542	$—	$1	$589	$(397)	$681	$—	$(170)	$—	$2,246	$(83)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Loans	$1,985	$—	$348	$271	$(2,051)	$—	$1	$—	$(125)	$429	$100
Mortgage servicing rights	336	—	52	—	—	—	68	—	(37)	419	59
Other financial assets measured on a recurring basis	—	—	—	55	—	—	—	—	—	55	—
Liabilities
Interest-bearing deposits	$206	$—	$18	$—	$(44)	$—	$20	$—	$(10)	$154	$(45)
Securities loaned and sold under agreements to repurchase	631	7	—	—	(483)	488	—	—	(141)	488	19
Trading account liabilities
Securities sold, not yet purchased	214	61	—	62	(25)	20	—	—	(42)	168	(2)
Other trading liabilities	26	25	—	—	—	—	—	—	—	1	—
Short-term borrowings	219	32	—	42	(44)	—	25	—	(169)	41	17
Long-term debt	25,210	1,773	—	4,869	(5,968)	—	7,545	—	(4,815)	25,068	791
Other financial liabilities measured on a recurring basis	1	—	(3)	—	(4)	—	14	—	(10)	4	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2021 to June 30, 2022:

•During the three and six months ended June 30, 2022, transfers of Long-term debt were $3.3 billion and $6.7 billion, respectively, from Level 2 to Level 3. Of the $6.7 billion transfer in the six months ended June 30, 2021, approximately $4.5 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $2.2 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $2.6 billion and $3.5 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2022, respectively.

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
•During the three and six months ended June 30, 2021, transfers of Long-term debt were $3.9 billion and $4.9 billion, respectively, from Level 2 to Level 3. Of the $4.9 billion transfer in the six months ended June 30, 2021, approximately $4.0 billion related to interest option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.8 billion related to equity volatility inputs (in addition to the other volatility inputs, e.g, interest rate volatility inputs) becoming unobservable and/or significant relative to their overall valuation. In other instances, market changes have resulted in some inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $6.0 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2021.

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

As of June 30, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$183	Model-based	Interest rate	1.50%	2.80%	2.20%
Mortgage-backed securities	$804	Yield analysis	Yield	3.50%	22.00%	8.80%
	243	Price-based	Price	$0.80	$100.10	$59.70
State and municipal, foreign government, corporate and other debt securities	$2,483	Price-based	Price	$—	$934.30	$186.50
	499	Model-based
Marketable equity securities(5)	$136	Price-based	Price	$—	$8,922.80	$52.70
Asset-backed securities	$328	Price-based	Price	$4.10	$100.00	$79.60
	192	Yield analysis	Yield	4.20%	16.00%	7.90%
Non-marketable equities	$148	Comparables analysis	Illiquidity discount	15.00%	32.00%	27.60%
	150	Price-based	PE ratio	15.20x	18.00x	15.90x
			Revenue multiple	12.80x	30.00x	14.00x
			EBITDA multiples	17.40x	17.40x	17.40x
			Cost of capital	17.50%	20.00%	17.60%
			Adjustment factor	0.30x	0.50x	0.30x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,279	Model-based	IR Normal volatility	0.30%	1.70%	0.90%
			Yield	(0.20)%	1.60%	0.50%
Foreign exchange contracts (gross)	$1,754	Model-based	IR Basis	(1.20)%	5.20%	0.20%
			IR Normal volatility	0.40%	1.60%	0.60%
Equity contracts (gross)(7)	$4,366	Model-based	Equity volatility	0.10%	313.90%	46.70%
			Equity forward	49.00%	247.10%	97.00%
			Equity-Equity correlation	(6.49)%	99.70%	86.80%
			Equity-FX correlation	(95.00)%	80.00%	(17.20)%
Commodity and other contracts (gross)	$4,043	Model-based	Commodity correlation	(53.00)%	93.50%	19.10%
			Commodity volatility	13.00%	107.30%	26.30%
			Forward price	12.45%	381.82%	86.52%
Credit derivatives (gross)	$2,396	Model-based	Credit spread	16 bps	601 bps	123 bps
	434	Price-based	Recovery rate	5.00%	75.00%	37.00%
			Upfront points	—%	99.00%	43.90%
			Credit correlation	15.00%	85.00%	43.60%
			Credit spread volatility	23.40%	79.20%	47.00%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$57	Price-based	Price	$84.35	$785.00	$181.80
Loans and leases	$309	Model-based	Equity volatility	60.88%	99.02%	94.64%
			Forward price	12.45%	369.11%	83.72%
			Commodity volatility	13.04%	107.31%	26.33%
			Commodity correlation	(53.02)%	93.52%	19.08%

As of June 30, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Mortgage servicing rights	$529	Cash flow	Yield	—%	12.90%	5.30%
	71	Model-based	WAL	4 years	9.7 years	7.70 years
Liabilities
Interest-bearing deposits	$18	Model-based	IR Normal volatility	0.30%	0.90%	0.50%
			Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$593	Model-based	Interest rate	1.80%	3.70%	3.10%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$46	Price-based	Price	$—	$12,100	$2,133
	24	Yield analysis	Yield	3.40%	4.60%	4.00%
			Upfront points	4.00%	4.00%	4.00%
Short-term borrowings and long-term debt	$28,623	Model-based	IR Normal volatility	0.30%	1.70%	0.80%
			Equity volatility	0.10%	313.90%	52.60%
			Equity forward	49.00%	247.10%	96.90%

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$231	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.26%	0.72%	0.50%
Mortgage-backed securities	$279	Price-based	Price	$4	$118	$79
	526	Yield analysis	Yield	1.43%	23.79%	7.25%
State and municipal, foreign government, corporate and other debt securities	$2,264	Price-based	Price	$—	$995	$193
	415	Model-based	Equity volatility	0.08%	290.64%	53.94%
Marketable equity securities(5)	$128	Price-based	Price	$—	$73,000	$6,477
	43	Model-based	WAL	1.73 years	1.73 years	1.73 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$386	Price-based	Price	$5	$754	$87
	208	Yield analysis	Yield	2.43%	19.35%	8.18%
Non-marketable equities	$121	Price-based	Illiquidity discount	10.00%	36.00%	26.43%
	112	Comparables analysis	PE ratio	11.00x	29.00x	15.42x
	83	Model-based	Price	$3	$2,601	$2,029
			Adjustment factor	0.33x	0.44x	0.34x
			Revenue multiple	19.80x	30.00x	20.48x
			Cost of capital	17.50%	20.00%	17.57%
Derivatives—gross(6)
Interest rate contracts (gross)	$6,054	Model-based	IR normal volatility	0.24%	0.94%	0.70%
Foreign exchange contracts (gross)	$1,364	Model-based	IR Normal volatility	0.24%	0.74%	0.58%
			FX volatility	2.13%	107.42%	11.21%
			Credit spread	140 bps	696 bps	639 bps
Equity contracts (gross)(7)	$4,690	Model-based	Equity volatility	0.08%	290.64%	47.67%
			Equity forward	57.99%	165.83%	89.45%
			Equity-FX correlation	(95.00)%	80.00%	(16.00)%
			Equity-Equity correlation	(6.49)%	99.00%	85.61%

Commodity and other contracts (gross)	$3,172	Model-based	Forward price	8.00%	599.44%	123.22%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Credit derivatives (gross)	$1,480	Model-based	Credit spread	1.00 bps	874.72 bps	68.83 bps
	427	Price-based	Recovery rate	20.00%	75.00%	44.72%
			Upfront points	2.74%	99.96%	59.37%
			Price	$40	$103	$80
			Credit correlation	30.00%	80.00%	54.57%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$69	Price-based	Price	$94	$2,598	$591
Loans and leases	$691	Model-based	Equity volatility	22.48%	85.44%	50.56%
			Forward price	26.95%	333.08%	106.97%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Mortgage servicing rights	$331	Cash flow	Yield	(1.20)%	12.10%	4.51%
	73	Model-based	WAL	2.75 years	5.86 years	5.14 years
Liabilities
Interest-bearing deposits	$183	Model-based	IR Normal volatility	0.34%	0.88%	0.68%
			Equity volatility	0.08%	290.64%	54.05%
			Equity forward	57.99%	165.83%	89.39%
Securities loaned and sold under agreements to repurchase	$643	Model-based	Interest rate	0.12%	1.95%	1.47%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$63	Price-based	Price	$—	$12,875	$1,707
Short-term borrowings and long-term debt	$25,514	Model-based	IR Normal volatility	0.07%	0.88%	0.60%
			Equity volatility	0.08%	290.64%	53.21%
			Equity-IR correlation	(3.53)%	60.00%	32.12%
			Equity-FX correlation	(95.00)%	80.00%	(15.98)%
			FX volatility	0.06%	41.76%	9.38%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2022
Loans HFS(1)	$2,431	$1,199	$1,232
Other real estate owned	3	—	3
Loans(2)	133	—	133
Non-marketable equity securities measured using the measurement alternative	153	—	153
Total assets at fair value on a nonrecurring basis	$2,720	$1,199	$1,521

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2021
Loans HFS(1)	$2,298	$986	$1,312
Other real estate owned	11	—	11
Loans(2)	144	—	144
Non-marketable equity securities measured using the measurement alternative	655	104	551
Total assets at fair value on a nonrecurring basis	$3,108	$1,090	$2,018

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

As of June 30, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,232	Price-based	Price	$84.00	$100.00	$95.40
Other real estate owned	$1	Price-based	Appraised value(4)	$38,899	$991,478	$775,330
	1	Recovery analysis
Loans(5)	$133	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$243,283
Non-marketable equity securities measured using the measurement alternative	$135	Price-based	Price	$3.35	$2,416.43	$1,359.84
	18	Comparable analysis	Revenue multiple	11.30x	11.30x	11.30x

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,312	Price-based	Price	$89	$100	$99
Other real estate owned	$4	Price-based	Appraised value(4)	$14,000	$2,392,464	$1,660,120
	5	Recovery analysis
Loans(5)	$120	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$247,018
	24	Price-based	Price	3	75	35
			Recovery rate	84.00%	100.00%	84.00%
Non-marketable equity securities measured using the measurement alternative	$551	Price-based	Price	$6	$1,339	$52

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Loans HFS	$(86)	$(15)	$(223)	$(17)
Other real estate owned	—	—	—	—
Loans(1)	4	49	9	60
Non-marketable equity securities measured using the measurement alternative	43	211	128	291
Total nonrecurring fair value gains (losses)	$(39)	$245	$(86)	$334

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

	June 30, 2022		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$272.7	$255.0	$126.7	$124.9	$3.4
Securities borrowed and purchased under agreements to resell	118.6	118.6	—	118.6	—
Loans(1)(2)	636.7	641.0	—	—	641.0
Other financial assets(2)(3)	398.8	398.8	266.6	17.5	114.7
Liabilities
Deposits	$1,319.5	$1,318.2	$—	$1,175.0	$143.2
Securities loaned and sold under agreements to repurchase	133.9	133.9	—	133.9	—
Long-term debt(4)	168.0	165.5	—	161.4	4.1
Other financial liabilities(5)	159.0	159.0	—	22.4	136.6

	December 31, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$221.9	$221.0	$111.8	$106.4	$2.8
Securities borrowed and purchased under agreements to resell	110.8	110.8	—	106.4	4.4
Loans(1)(2)	644.8	659.6	—	—	659.6
Other financial assets(2)(3)	351.9	351.9	242.1	19.9	89.9
Liabilities
Deposits	$1,315.6	$1,316.2	$—	$1,153.9	$162.3
Securities loaned and sold under agreements to repurchase	134.6	134.6	—	134.5	0.1
Long-term debt(4)	171.8	184.6	—	171.9	12.7
Other financial liabilities(5)	111.1	111.1	—	17.0	94.1
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $16.0 billion for June 30, 2022 and $16.5 billion for December 31, 2021. In addition, the carrying values exclude $0.4 billion and $0.5 billion of lease finance receivables at June 30, 2022 and December 31, 2021, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2022 and December 31, 2021 were off-balance sheet liabilities of $9.9 billion and $8.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 18 for additional details on Citi’s MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2022	2021	2022	2021
Assets
Securities borrowed and purchased under agreements to resell	$(21)	$(8)	$(83)	$(36)
Trading account assets	(177)	52	(238)	153
Loans
Certain corporate loans	(1,523)	539	(1,855)	668
Consumer loans	—	—	(1)	—
Total loans	$(1,523)	$539	$(1,856)	$668
Other assets
MSRs	$60	$(21)	$158	$52
Certain mortgage loans HFS(1)	(144)	47	(330)	44
Total other assets	$(84)	$26	$(172)	$96
Total assets	$(1,805)	$609	$(2,349)	$881
Liabilities
Interest-bearing deposits	$(168)	$(130)	$(123)	$(93)
Securities loaned and sold under agreements to repurchase	19	5	96	18
Trading account liabilities	191	8	(449)	10
Short-term borrowings(2)	1,064	327	1,196	192
Long-term debt(2)	9,642	(2,441)	15,713	(433)
Total liabilities	$10,748	$(2,231)	$16,433	$(306)

(1)Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected the fair value option.
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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $2,592 million and a loss of $110 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $3,642 million and a loss of $148 million for the six months ended June 30, 2022 and 2021, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	June 30, 2022		December 31, 2021
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$7,655	$4,536	$9,530	$6,082
Aggregate unpaid principal balance in excess of (less than) fair value	152	195	(100)	226
Balance of non-accrual loans or loans more than 90 days past due	—	248	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $648 million and $719 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2022 and December 31, 2021, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended June 30, 2022 and 2021 due to instrument-specific credit risk totaled to losses of $(47) million and $(2) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.5 billion and $0.3 billion at June 30, 2022 and December 31, 2021, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2022, there were approximately $22.7 billion and $15.9 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$1,375	$3,035
Aggregate fair value in excess of (less than) unpaid principal balance	(46)	70
Balance of non-accrual loans or loans more than 90 days past due	5	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	1	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2022 and 2021 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2022	December 31, 2021
Interest rate linked	$43.9	$38.9
Foreign exchange linked	0.1	—
Equity linked	36.9	36.1
Commodity linked	4.7	3.9
Credit linked	3.8	3.7
Total	$89.4	$82.6

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$89,388	$82,609
Aggregate unpaid principal balance in excess of (less than) fair value	(3,011)	(2,459)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$6,852	$7,358
Aggregate unpaid principal balance in excess of (less than) fair value	1	(644)

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
The following tables present information about Citi’s guarantees at June 30, 2022 and December 31, 2021:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2022	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$35.6	$57.2	$92.8	$784
Performance guarantees	6.3	5.6	11.9	74
Derivative instruments considered to be guarantees	18.1	35.8	53.9	511
Loans sold with recourse	—	1.6	1.6	15
Securities lending indemnifications(1)	120.5	—	120.5	—
Credit card merchant processing(2)	125.6	—	125.6	—
Credit card arrangements with partners	0.1	0.6	0.7	7
Other	0.7	12.0	12.7	29
Total	$306.9	$112.8	$419.7	$1,420

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$34.3	$58.4	$92.7	$791
Performance guarantees	6.6	6.4	13.0	47
Derivative instruments considered to be guarantees	14.6	48.9	63.5	514
Loans sold with recourse	—	1.7	1.7	15
Securities lending indemnifications(1)	121.9	—	121.9	—
Credit card merchant processing(2)	119.4	—	119.4	1
Credit card arrangements with partners	—	0.8	0.8	7
Other	2.0	12.0	14.0	34
Total	$298.8	$128.2	$427.0	$1,409

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2022 and December 31, 2021, this maximum potential exposure was estimated to be $126 billion and $119 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $16 million and $19 million at June 30, 2022 and December 31, 2021, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2022 and December 31, 2021, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2022 or December 31, 2021 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care (LTC) Insurance Indemnification
Citi has an indemnification contingency to Brighthouse Financial in connection with Citi’s sale of an insurance subsidiary. A liability under this indemnification agreement is currently remote because Brighthouse Financial would become responsible for LTC policyholder claims only when both the reinsurance provided by other parties ceases and trust assets set aside to meet these claims are not adequate. However, should events occur causing both the reinsurance protection and trust collateral to become insufficient to cover Brighthouse Financial’s LTC policyholder claims, Citi will be required to either estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate can be made, or to accrue for such liability if the event becomes probable and estimable. Citi continues to closely monitor its potential exposure under this indemnification obligation. For additional information, see Note 26 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $19.5 billion and $18.7 billion as of June 30, 2022 and December 31, 2021, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2022 and December 31, 2021, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $1.4 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $66.3 billion and $56.5 billion at June 30, 2022 and December 31, 2021, respectively. Securities and other marketable assets held as collateral amounted to $77.2 billion and $84.2 billion at June 30, 2022 and December 31, 2021, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $4.2 billion and $4.1 billion at June 30, 2022 and December 31, 2021, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2022	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.2	$10.8	$1.8	$92.8
Performance guarantees	9.7	2.2	—	11.9
Derivative instruments deemed to be guarantees	—	—	53.9	53.9
Loans sold with recourse	—	—	1.6	1.6
Securities lending indemnifications	—	—	120.5	120.5
Credit card merchant processing	—	—	125.6	125.6
Credit card arrangements with partners	—	—	0.7	0.7
Other	0.4	12.3	—	12.7
Total	$90.3	$25.3	$304.1	$419.7

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.4	$11.3	$—	$92.7
Performance guarantees	10.5	2.5	—	13.0
Derivative instruments deemed to be guarantees	—	—	63.5	63.5
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	121.9	121.9
Credit card merchant processing	—	—	119.4	119.4
Credit card arrangements with partners	—	—	0.8	0.8
Other	—	12.0	2.0	14.0
Total	$91.9	$25.8	$309.3	$427.0

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2022. The operating lease ROU asset and lease liability were $2.8 billion and $3.0 billion, respectively, as of June 30, 2022, compared to an operating lease ROU asset of $2.9 billion and lease liability of $3.1 billion as of December 31, 2021. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	June 30, 2022	December 31, 2021
Commercial and similar letters of credit	$732	$5,840	$6,572	$5,910
One- to four-family residential mortgages	2,048	1,692	3,740	4,351
Revolving open-end loans secured by one- to four-family residential properties	6,280	695	6,975	7,913
Commercial real estate, construction and land development	15,402	2,311	17,713	17,843
Credit card lines	608,097	92,859	700,956	700,559
Commercial and other consumer loan commitments	200,543	107,465	308,008	320,556
Other commitments and contingencies	5,228	219	5,447	5,649
Total	$838,330	$211,081	$1,049,411	$1,062,781

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2022 and December 31, 2021, Citigroup had approximately $130.9 billion and $126.6 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $59.4 billion and $41.1 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2022	December 31, 2021
Cash and due from banks	$3,786	$2,786
Deposits with banks, net of allowance	13,603	10,636
Total	$17,389	$13,422

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements in Citi’s First Quarter of 2022 Form 10-Q and in Note 27 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2022, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
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

Foreign Exchange Matters
Antitrust and Other Litigation: On March 31, 2022, in MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, the U.K.’s Competition Appeal Tribunal issued its judgment on certification. On April 21, 2022, both claimants applied for permission to appeal the judgment and for it to be judicially reviewed in the alternative. Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19.

Shareholder Derivative and Securities Litigations
On June 23, 2022, a third derivative action was filed in the Supreme Court of the State of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors, and certain current and former officers. This action is subject to consolidation with, and to the same stay as entered in, the actions captioned IN RE CITIGROUP INC. DERIVATIVE LITIGATION. Additional information concerning this action is publicly available in court filings under the docket numbers 656759/2020 and 656930/2022 (N.Y. Sup. Ct.) (Schecter, J.).

Sovereign Securities Matters
Regulatory Actions: Government and regulatory agencies are conducting investigations or making inquiries regarding Citigroup’s sales and trading activities in connection with sovereign and other government-related securities. Citigroup is cooperating with these investigations and inquiries.
Antitrust and Other Litigation: On April 28, 2022, in IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the district court’s grant of defendants’ motions to dismiss the amended consolidated class action complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 15-MD-2673 (S.D.N.Y.) (Gardephe, J.) and 22-943 (2d Cir.).
On June 16, 2022, in IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, the court denied CGMI and CGML’s motion for reconsideration of the court’s March 14, 2022 decision denying CGMI and CGML’s motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-02601 (S.D.N.Y.) (Marrero, J.).

Variable Rate Demand Obligation Litigation
On June 28, 2022, the court granted in part and denied in part defendants’ partial motion to dismiss the consolidated amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-1608 (S.D.N.Y.) (Furman, J.).

24.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup’s Registration Statement on Form S-3 on file with the SEC includes its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, Condensed Consolidating Balance Sheet as of June 30, 2022 and December 31, 2021 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2022 and 2021 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$1,800	$—	$—	$(1,800)	$—
Interest revenue	1	1,593	14,036	—	15,630
Interest revenue—intercompany	1,031	293	(1,324)	—	—
Interest expense	1,298	702	1,666	—	3,666
Interest expense—intercompany	150	682	(832)	—	—
Net interest income	$(416)	$502	$11,878	$—	$11,964
Commissions and fees	$—	$1,228	$1,224	$—	$2,452
Commissions and fees—intercompany	(1)	42	(41)	—	—
Principal transactions	2,032	8,213	(5,720)	—	4,525
Principal transactions—intercompany	(2,110)	(7,349)	9,459	—	—
Other revenue	319	106	272	—	697
Other revenue—intercompany	(124)	(17)	141	—	—
Total non-interest revenues	$116	$2,223	$5,335	$—	$7,674
Total revenues, net of interest expense	$1,500	$2,725	$17,213	$(1,800)	$19,638
Provisions for credit losses and for benefits and claims	$—	$2	$1,272	$—	$1,274
Operating expenses
Compensation and benefits	$(2)	$1,323	$5,151	$—	$6,472
Compensation and benefits—intercompany	—	—	—	—	—
Other operating	(12)	890	5,043	—	5,921
Other operating—intercompany	4	618	(622)	—	—
Total operating expenses	$(10)	$2,831	$9,572	$—	$12,393
Equity in undistributed income of subsidiaries	$2,632	$—	$—	$(2,632)	$—
Income (loss) from continuing operations before income taxes	$4,142	$(108)	$6,369	$(4,432)	$5,971
Provision (benefit) for income taxes	(405)	101	1,486	—	1,182
Income (loss) from continuing operations	$4,547	$(209)	$4,883	$(4,432)	$4,789
Income (loss) from discontinued operations, net of taxes	—	—	(221)	—	(221)
Net income before attribution of noncontrolling interests	$4,547	$(209)	$4,662	$(4,432)	$4,568
Noncontrolling interests	—	—	21	—	21
Net income (loss)	$4,547	$(209)	$4,641	$(4,432)	$4,547
Comprehensive income
Add: Other comprehensive income (loss)	$(1,910)	$647	$889	$(1,536)	$(1,910)
Total Citigroup comprehensive income (loss)	$2,637	$438	$5,530	$(5,968)	$2,637
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(53)	$—	$(53)
Add: Net income attributable to noncontrolling interests	—	—	21	—	21
Total comprehensive income (loss)	$2,637	$438	$5,498	$(5,968)	$2,605

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,050	$—	$—	$(2,050)	$—
Interest revenue	1	2,355	26,425	—	28,781
Interest revenue—intercompany	1,933	432	(2,365)	—	—
Interest expense	2,477	896	2,573	—	5,946
Interest expense—intercompany	240	1,036	(1,276)	—	—
Net interest income	$(783)	$855	$22,763	$—	$22,835
Commissions and fees	$—	$2,589	$2,431	$—	$5,020
Commissions and fees—intercompany	(1)	126	(125)	—	—
Principal transactions	3,894	9,810	(4,589)	—	9,115
Principal transactions—intercompany	(3,959)	(7,437)	11,396	—	—
Other revenue	388	264	1,202	—	1,854
Other revenue—intercompany	(181)	(35)	216	—	—
Total non-interest revenues	$141	$5,317	$10,531	$—	$15,989
Total revenues, net of interest expense	$1,408	$6,172	$33,294	$(2,050)	$38,824
Provisions for credit losses and for benefits and claims	$—	$1	$2,028	$—	$2,029
Operating expenses
Compensation and benefits	$(2)	$2,835	$10,459	$—	$13,292
Compensation and benefits—intercompany	11	—	(11)	—	—
Other operating	12	1,546	10,708	—	12,266
Other operating—intercompany	7	1,372	(1,379)	—	—
Total operating expenses	$28	$5,753	$19,777	$—	$25,558
Equity in undistributed income of subsidiaries	$6,766	$—	$—	$(6,766)	$—
Income (loss) from continuing operations before income taxes	$8,146	$418	$11,489	$(8,816)	$11,237
Provision (benefit) for income taxes	(707)	(115)	2,945	—	2,123
Income (loss) from continuing operations	$8,853	$533	$8,544	$(8,816)	$9,114
Income (loss) from discontinued operations, net of taxes	—	—	(223)	—	(223)
Net income before attribution of noncontrolling interests	$8,853	$533	$8,321	$(8,816)	$8,891
Noncontrolling interests	—	—	38	—	38
Net income (loss)	$8,853	$533	$8,283	$(8,816)	$8,853
Comprehensive income
Add: Other comprehensive income (loss)	$(6,730)	$1,096	$(5,269)	$4,173	$(6,730)
Total Citigroup comprehensive income (loss)	$2,123	$1,629	$3,014	$(4,643)	$2,123
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(82)	$—	$(82)
Add: Net income attributable to noncontrolling interests	—	—	38	—	38
Total comprehensive income (loss)	$2,123	$1,629	$2,970	$(4,643)	$2,079

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,700	$—	$—	$(3,700)	$—
Interest revenue	—	1,014	11,449	—	12,463
Interest revenue—intercompany	954	136	(1,090)	—	—
Interest expense	1,209	221	555	—	1,985
Interest expense—intercompany	94	330	(424)	—	—
Net interest income	$(349)	$599	$10,228	$—	$10,478
Commissions and fees	$—	$1,836	$1,538	$—	$3,374
Commissions and fees—intercompany	(1)	88	(87)	—	—
Principal transactions	(892)	919	2,277	—	2,304
Principal transactions—intercompany	910	(110)	(800)	—	—
Other revenue	(4)	139	1,462	—	1,597
Other revenue—intercompany	3	(8)	5	—	—
Total non-interest revenues	$16	$2,864	$4,395	$—	$7,275
Total revenues, net of interest expense	$3,367	$3,463	$14,623	$(3,700)	$17,753
Provisions for credit losses and for benefits and claims	$2	$3	$(1,071)	$—	$(1,066)
Operating expenses
Compensation and benefits	$—	$1,303	$4,679	$—	$5,982
Compensation and benefits—intercompany	24	—	(24)	—	—
Other operating	14	680	4,795	—	5,489
Other operating—intercompany	3	808	(811)	—	—
Total operating expenses	$41	$2,791	$8,639	$—	$11,471
Equity in undistributed income of subsidiaries	$2,567	$—	$—	$(2,567)	$—
Income (loss) from continuing operations before income taxes	$5,891	$669	$7,055	$(6,267)	$7,348
Provision (benefit) for income taxes	(302)	(119)	1,576	—	1,155
Income (loss) from continuing operations	$6,193	$788	$5,479	$(6,267)	$6,193
Income (loss) from discontinued operations, net of taxes	—	—	10	—	10
Net income (loss) before attribution of noncontrolling interests	$6,193	$788	$5,489	$(6,267)	$6,203
Noncontrolling interests	—	—	10	—	10
Net income (loss)	$6,193	$788	$5,479	$(6,267)	$6,193
Comprehensive income
Add: Other comprehensive income (loss)	$(109)	$7	$(1,966)	$1,959	$(109)
Total Citigroup comprehensive income (loss)	$6,084	$795	$3,513	$(4,308)	$6,084
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$18	$—	$18
Add: Net income attributable to noncontrolling interests	—	—	10	—	10
Total comprehensive income (loss)	$6,084	$795	$3,541	$(4,308)	$6,112

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,800	$—	$—	$(3,800)	$—
Interest revenue	—	1,985	23,012	—	24,997
Interest revenue—intercompany	1,912	281	(2,193)	—	—
Interest expense	2,421	444	1,148	—	4,013
Interest expense—intercompany	178	659	(837)	—	—
Net interest income	$(687)	$1,163	$20,508	$—	$20,984
Commissions and fees	$—	$3,997	$3,047	$—	$7,044
Commissions and fees—intercompany	(27)	135	(108)	—	—
Principal transactions	877	6,577	(1,237)	—	6,217
Principal transactions—intercompany	(968)	(4,348)	5,316	—	—
Other revenue	51	242	2,882	—	3,175
Other revenue—intercompany	(61)	(28)	89	—	—
Total non-interest revenues	$(128)	$6,575	$9,989	$—	$16,436
Total revenues, net of interest expense	$2,985	$7,738	$30,497	$(3,800)	$37,420
Provisions for credit losses and for benefits and claims	$2	$7	$(3,130)	$—	$(3,121)
Operating expenses
Compensation and benefits	$28	$2,637	$9,318	$—	$11,983
Compensation and benefits—intercompany	48	—	(48)	—	—
Other operating	25	1,322	9,554	—	10,901
Other operating—intercompany	6	1,488	(1,494)	—	—
Total operating expenses	$107	$5,447	$17,330	$—	$22,884
Equity in undistributed income of subsidiaries	$10,740	$—	$—	$(10,740)	$—
Income (loss) from continuing operations before income taxes	$13,616	$2,284	$16,297	$(14,540)	$17,657
Provision (benefit) for income taxes	(519)	333	3,673	—	3,487
Income (loss) from continuing operations	$14,135	$1,951	$12,624	$(14,540)	$14,170
Income (loss) from discontinued operations, net of taxes	—	—	8	—	8
Net income (loss) before attribution of noncontrolling interests	$14,135	$1,951	$12,632	$(14,540)	$14,178
Noncontrolling interests	—	—	43	—	43
Net income (loss)	$14,135	$1,951	$12,589	$(14,540)	$14,135
Comprehensive income
Add: Other comprehensive income (loss)	$(3,062)	$(43)	$(1,429)	$1,472	$(3,062)
Total Citigroup comprehensive income (loss)	$11,073	$1,908	$11,160	$(13,068)	$11,073
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(40)	$—	$(40)
Add: Net income attributable to noncontrolling interests	—	—	43	—	43
Total comprehensive income (loss)	$11,073	$1,908	$11,163	$(13,068)	$11,076

Condensed Consolidating Balance Sheet

	June 30, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,103	$23,799	$—	$24,902
Cash and due from banks—intercompany	14	5,357	(5,371)	—	—
Deposits with banks, net of allowance	—	8,105	251,023	—	259,128
Deposits with banks—intercompany	3,500	10,417	(13,917)	—	—
Securities borrowed and purchased under resale agreements	—	301,364	59,970	—	361,334
Securities borrowed and purchased under resale agreements—intercompany	—	19,070	(19,070)	—	—
Trading account assets	193	191,486	149,196	—	340,875
Trading account assets—intercompany	908	2,991	(3,899)	—	—
Investments, net of allowance	1	234	513,643	—	513,878
Loans, net of unearned income	—	1,862	655,471	—	657,333
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(15,952)	—	(15,952)
Total loans, net	$—	$1,862	$639,519	$—	$641,381
Advances to subsidiaries	$142,832	$—	$(142,832)	$—	$—
Investments in subsidiaries	222,196	—	—	(222,196)	—
Other assets, net of allowance(1)	11,177	90,338	137,891	—	239,406
Other assets—intercompany	3,857	77,889	(81,746)	—	—
Total assets	$384,678	$710,216	$1,508,206	$(222,196)	$2,380,904
Liabilities and equity
Deposits	$—	$—	$1,321,848	$—	$1,321,848
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	179,917	18,555	—	198,472
Securities loaned and sold under repurchase agreements—intercompany	—	63,380	(63,380)	—	—
Trading account liabilities	29	114,029	66,395	—	180,453
Trading account liabilities—intercompany	141	2,624	(2,765)	—	—
Short-term borrowings	—	18,372	21,682	—	40,054
Short-term borrowings—intercompany	—	19,557	(19,557)	—	—
Long-term debt	167,874	71,603	17,948	—	257,425
Long-term debt—intercompany	—	86,144	(86,144)	—	—
Advances from subsidiaries	14,834	—	(14,834)	—	—
Other liabilities	2,639	97,035	83,352	—	183,026
Other liabilities—intercompany	147	17,915	(18,062)	—	—
Stockholders’ equity	199,014	39,640	183,168	(222,196)	199,626
Total liabilities and equity	$384,678	$710,216	$1,508,206	$(222,196)	$2,380,904

(1)Other assets for Citigroup parent company at June 30, 2022 included $36.8 billion of placements to Citibank and its branches, of which $27.1 billion had a remaining term of less than 30 days.

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

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(6,787)	$(5,447)	$8,965	$—	$(3,269)
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(123,528)	$—	$(123,528)
Proceeds from sales of investments	—	—	79,952	—	79,952
Proceeds from maturities of investments	—	—	76,871	—	76,871
Held-to-maturity debt securities:
Purchases of investments	—	—	(34,317)	—	(34,317)
Proceeds from maturities of investments	—	—	5,821	—	5,821
Change in loans	—	—	(14,790)	—	(14,790)
Proceeds from sales and securitizations of loans	—	—	1,562	—	1,562
Proceeds from divestitures	—	—	1,940	—	1,940
Change in securities borrowed and purchased under agreements to resell	—	(27,194)	(6,852)	—	(34,046)
Changes in investments and advances—intercompany	(2,951)	(16,450)	19,401	—	—
Other investing activities	—	(25)	(2,741)	—	(2,766)
Net cash provided by (used in) investing activities of continuing operations	$(2,951)	$(43,669)	$3,319	$—	$(43,301)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,514)	$(266)	$266	$—	$(2,514)
Treasury stock acquired	(3,200)	—	—	—	(3,200)
Proceeds (repayments) from issuance of long-term debt, net	14,418	21,082	(3,635)	—	31,865
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	11,110	(11,110)	—	—
Change in deposits	—	—	25,360	—	25,360
Change in securities loaned and sold under agreements to repurchase	—	9,282	(2,095)	—	7,187
Change in short-term borrowings	—	4,947	7,134	—	12,081
Net change in short-term borrowings and other advances—intercompany	1,365	1,027	(2,392)	—	—
Capital contributions from (to) parent	—	250	(250)	—	—
Other financing activities	(334)	1	(1)	—	(334)
Net cash provided by (used in) financing activities of continuing operations	$9,735	$47,433	$13,277	$—	$70,445
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,878)	$—	$(1,878)
Change in cash and due from banks and deposits with banks	$(3)	$(1,683)	$23,683	$—	$21,997
Cash and due from banks and deposits with banks at beginning of period	3,517	26,665	231,851	—	262,033
Cash and due from banks and deposits with banks at end of period	$3,514	$24,982	$255,534	$—	$284,030
Cash and due from banks	$14	$6,460	$18,428	$—	$24,902
Deposits with banks, net of allowance	3,500	18,522	237,106	—	259,128
Cash and due from banks and deposits with banks at end of period	$3,514	$24,982	$255,534	$—	$284,030
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the period for income taxes	$(15)	$(8)	$1,684	$—	$1,661
Cash paid during the period for interest	1,305	1,869	3,110	—	6,284
Non-cash investing activities
Transfer of investment securities from AFS to HTM	$—	$—	$21,522	$—	$21,522
Decrease in net loans associated with divestitures reclassified to HFS	—	—	17,758	—	17,758
Decrease in goodwill associated with divestitures reclassified to HFS	—	—	873	—	873
Transfers to loans HFS (Other assets) from loans	—	—	1,874	—	1,874
Non-cash financing activities
Decrease in deposits associated with divestitures reclassified to HFS	$—	$—	$20,741	$—	$20,741

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$1,429	$5,912	$16,222	$—	$23,563
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(114,240)	$—	$(114,240)
Proceeds from sales of investments	—	—	66,135	—	66,135
Proceeds from maturities of investments	—	—	62,904	—	62,904
Held-to-maturity debt securities:
Purchases of investments	—	—	(87,049)	—	(87,049)
Proceeds from maturities of investments	—	—	12,291	—	12,291
Change in loans	—	—	(3,088)	—	(3,088)
Proceeds from sales and securitizations of loans	—	—	869	—	869
Change in securities borrowed and purchased under agreements to resell	—	(14,084)	(251)	—	(14,335)
Changes in investments and advances—intercompany	(2,424)	(7,360)	9,784	—	—
Other investing activities	—	(15)	(1,583)	—	(1,598)
Net cash provided by (used in) investing activities of continuing operations	$(2,424)	$(21,459)	$(54,228)	$—	$(78,111)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,663)	$(187)	$187	$—	$(2,663)
Issuance of preferred stock	2,300	—	—	—	2,300
Redemption of preferred stock	(3,785)	—	—	—	(3,785)
Treasury stock acquired	(4,381)	—	—	—	(4,381)
Proceeds (repayments) from issuance of long-term debt, net	7,576	8,446	(16,405)	—	(383)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	11,040	(11,040)	—	—
Change in deposits	—	—	29,610	—	29,610
Change in securities loaned and sold under agreements to repurchase	—	(9,152)	31,444	—	22,292
Change in short-term borrowings	—	3,358	(1,410)	—	1,948
Net change in short-term borrowings and other advances—intercompany	772	4,885	(5,657)	—	—
Other financing activities	(324)	—	—	—	(324)
Net cash provided by financing activities of continuing operations	$(505)	$18,390	$26,729	$—	$44,614
Effect of exchange rate changes on cash and due from banks	$—	$—	$(443)	$—	$(443)
Change in cash and due from banks and deposits with banks	$(1,500)	$2,843	$(11,720)	$—	$(10,377)
Cash and due from banks and deposits with banks at beginning of period	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of period	$3,016	$22,955	$273,267	$—	$299,238
Cash and due from banks	$16	$6,642	$20,459	$—	$27,117
Deposits with banks, net of allowance	3,000	16,313	252,808	—	272,121
Cash and due from banks and deposits with banks at end of period	$3,016	$22,955	$273,267	$—	$299,238
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$(1,437)	$649	$2,964	$—	$2,176
Cash paid during the period for interest	1,287	1,197	1,442	—	3,926
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$961	$—	$961

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
As indicated in the table below, Citi repurchased $250 million of common shares during the second quarter of 2022. All shares repurchased were added to treasury stock. For information on Citi’s pause of common share repurchases, see “Executive Summary” above.

The following table summarizes Citi’s common share repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share
April 2022
Open market repurchases	—	$—
Employee transactions(1)	—	—
May 2022
Open market repurchases	—	—
Employee transactions(1)	—	—
June 2022
Open market repurchases	5.3	47.07
Employee transactions(1)	—	—
Total for 2Q22	5.3	$47.07

(1)    During the second quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.51 per share during the first and second quarters of 2022, and on July 21, 2022, declared common dividends of $0.51 per share for the third quarter of 2022. As previously announced, Citi intends to maintain its current quarterly common dividend of $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
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
On July 21, 2022, Citi declared preferred dividends of approximately $277 million for the third quarter of 2022.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2022.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Johnbull E. Okpara
Johnbull E. Okpara
Controller and Chief Accounting Officer
(Principal Accounting Officer)

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this Quarterly Report on Form 10-Q and other Citigroup SEC filings and presentations.

* Denotes a Citi metric
2021 Annual Report on Form 10-K: Annual report on Form 10-K for year ended December 31, 2021, filed with the SEC.
2021 Form 10-K: Current Report on Form 8-K dated May 10, 2022 (see “Overview” above) together with the 2021 Annual Report on Form 10-K.
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
CFTC: Commodity Futures Trading Commission
CGMHI: Citigroup Global Markets Holdings Inc.
Citi: Citigroup Inc.
Citibank or CBNA: Citibank, N.A. (National Association)
Classifiably managed: Loans primarily evaluated for credit risk based on internal risk rating classification.
Client assets: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
CLO: Collateralized loan obligations
Collateral dependent: A loan is considered collateral dependent when repayment of the loan is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty, including when foreclosure is deemed probable based on borrower delinquency.
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
Critical Audit Matters: Audit matters communicated by KPMG to Citi’s Audit Committee of the Board of Directors, relating to accounts or disclosures that are material to the consolidated financial statements and involved especially challenging, subjective or complex judgments. See “Report of Independent Registered Public Accounting Firm” in Citi’s Annual Reports on Form 10-K.
Criticized: Criticized loans, lending-related commitments and derivative receivables that are classified as special mention, substandard and doubtful categories for regulatory purposes.
CRO: Chief Risk Officer
CTA: Currency translation adjustment, or cumulative translation adjustment. A separate component of equity within AOCI reported net of tax. For Citi, represents the impact of translating non-USD balance sheet items into USD each period. The CTA amount in EOP AOCI is a cumulative balance, net of tax.
CVA: Credit valuation adjustment
Delinquency managed: Loans primarily evaluated for credit risk based on delinquencies, FICO scores and the value of underlying collateral.
Dividend payout ratio*: Represents dividends declared per common share as a percentage of net income per diluted share.
Dodd-Frank Act: Wall Street Reform and Consumer Protection Act
DPD: Days past due
DSA: Deferred stock awards
DTA: Deferred tax asset
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
HTM: Held-to-maturity
Hyperinflation: Extreme economic inflation with prices rising at a very high rate in a very short time. Under U.S. GAAP, entities operating in a hyperinflationary economy need to change their functional currency to the U.S. dollar. Once an entity switches its functional currency to the U.S. dollar, the CTA balance is frozen.
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
MTM: Mark to market
N/A: Data is not applicable or available for the period presented.
NAA: Non-accrual assets. Consists of non-accrual loans and OREO.
NAL: Non-accrual loans. Loans for which interest income is not recognized on an accrual basis. Loans (other than credit card loans and certain consumer loans insured by U.S. government-sponsored agencies) are placed on non-accrual status when full payment of principal and interest is not expected, regardless of delinquency status, or when principal and interest have been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. Collateral-dependent loans are typically maintained on non-accrual status.
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
NII: Net interest income. Represents total interest revenue less total interest expenses.
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
Parent company: Citigroup Inc.
Participating securities: Represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. Citi grants RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method for calculating EPS, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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
Results of operations that exclude the impact of FX translation*: Represents GAAP items, excluding the impact of FX translation, whereby the prior periods’ foreign currency balances are translated into U.S. dollars at the current period’s conversion rates (also known as Constant dollar).
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
RSU(s): Restricted stock units
RWA: Risk-weighted assets. Basel III establishes two comprehensive approaches for calculating RWA (the Standardized Approach and the Advanced Approaches), which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches that largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings, which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced Approaches.
S&P: Standard and Poor’s Global Ratings
SCB: Stress Capital Buffer

SCF: Subscription credit facility. SCFs are revolving credit facilities provided to private equity funds that are secured against the fund’s investors’ capital commitments.
SEC: The U.S. Securities and Exchange Commission
Securities financing agreements: Include resale, repurchase, securities borrowed and securities loaned agreements.
SLR: Supplementary Leverage ratio. Represents Tier 1 Capital divided by total leverage exposure.
SOFR: Secured Overnight Financing Rate
SPEs: Special purpose entities
Structured notes: Financial instruments whose cash flows are linked to the movement in one or more indexes, interest rates, foreign exchange rates, commodities prices, prepayment rates or other market variables. The notes typically contain embedded (but not separable or detachable) derivatives. Contractual cash flows for principal, interest or both can vary in amount and timing throughout the life of the note based on non-traditional indexes or non-traditional uses of traditional interest rates or indexes.
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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended June 30, 2022, filed on August 3, 2022, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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