Form 10-K
period 2022-12-31
CITIGROUP INC
filed 2023-02-27
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 formatted in Inline XBRL: See Exhibit 99.01
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2022 was approximately $88.9 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2023: 1,943,712,436
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 25, 2023 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	1–23, 122–128,
131, 163–164,
315–316

1A.	Risk Factors	41–54

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 29 to the Consolidated Financial Statements	298–304

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	142–143, 170–172, 317–318

6.	[Reserved]

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3–23, 60–121

7A.	Quantitative and Qualitative Disclosures About Market Risk	60–121, 165–169, 189–232, 238–289

8.	Financial Statements and Supplementary Data	138–314

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	129–130

9B.	Other Information	Not Applicable

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	319–321*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibit and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 25, 2023, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2022 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference, other than disclosure under the heading “Pay versus Performance” information responsive to Item 402(v) of Regulation S-K of SEC rules.

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

CITIGROUP’S 2022 ANNUAL REPORT ON FORM 10-K

OVERVIEW

Citigroup’s history dates back to the founding of the City Bank of New York in 1812.
Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad, yet focused, range of financial products and services, including consumer banking and credit, corporate and investment banking, securities brokerage, trade and securities services and wealth management. Citi has approximately 200 million customer accounts and does business in nearly 160 countries and jurisdictions.
At December 31, 2022, Citi had approximately 240,000 full-time employees, compared to approximately 223,400 full-time employees at December 31, 2021. For additional information, see “Human Capital Resources and Management” below.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries. For a list of certain terms and acronyms used herein, see “Glossary of Terms and Acronyms” at the end of this report. All “Note” references correspond to the Notes to the Consolidated Financial Statements.

Additional Information
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC) are available free of charge through Citi’s website by clicking on the “Investors” tab and selecting “SEC Filings.” The SEC’s website also contains these filings and other information regarding Citi at www.sec.gov.
For a discussion of 2021 versus 2020 results of operations of Institutional Clients Group (ICG), Personal Banking and Wealth Management (PBWM), Legacy Franchises and Corporate/Other, see each respective business’s results of operations in Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2021 and its Current Report on Form 8-K dated May 10, 2022 (as amended by a Current Report on Form 8-K/A dated May 10, 2022) (collectively referred to as Citigroup’s 2021 Annual Report on Form 10-K).
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation.

Please see “Risk Factors” below for a discussion of material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition.

Non-GAAP Financial Measures
Citi prepares its financial statements in accordance with U.S. GAAP and also presents certain non-GAAP financial measures (non-GAAP measures) that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. Non-GAAP measures are provided as additional useful information to assess Citi’s financial condition and results of operations (including period-to-period operating performance). These non-GAAP measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies. For more information, including the reconciliation of these non-GAAP financial measures to their corresponding GAAP financial measures, see the respective sections where the measures are presented and described and the “Glossary of Terms and Acronyms” below.

Citigroup is managed pursuant to three operating segments: Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises. Activities not assigned to the operating segments are included in Corporate/Other.

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

•Asia Consumer Banking
(Asia Consumer)
–Retail banking and cards for the remaining 8 exit markets (China, India, Indonesia, Korea, Poland, Russia, Taiwan and Vietnam)

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

(1)     North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
As described further throughout this Executive Summary, Citi demonstrated continued progress across the franchise during 2022:

•Citi’s revenues increased 5% versus the prior year, including net gains on sales of Citi’s Philippines and Thailand consumer banking businesses versus a loss on sale of Citi’s Australia consumer banking business in the prior year. Excluding these divestiture-related impacts (see “2022 Results Summary” below), revenues increased 3%, driven by higher net interest income, partially offset by lower non-interest revenues.
•Citi’s expenses increased 6% versus the prior year, including divestiture-related impacts in both the current and prior years. Excluding these divestiture-related impacts (see “2022 Results Summary” below), expenses increased 8%, driven by continued investments in Citi’s transformation, business-led investments and volume-related expenses, as well as other risk and control investments and inflation, all partially offset by productivity savings, the impact of foreign exchange translation and the expense reduction from the closure of five exit markets (see also “Expenses” below).
•Citi’s cost of credit was $5.2 billion, versus $(3.8) billion in the prior year, largely reflecting a net build of $1.2 billion in the allowance for credit losses (ACL) for loans and unfunded commitments, primarily due to consumer loan growth and a deterioration in macroeconomic assumptions, compared to a net ACL release of $8.8 billion in the prior year.
•Citi returned $7.3 billion to common shareholders in the form of dividends and share repurchases.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio increased to 13.0% as of December 31, 2022, compared to 12.2% as of December 31, 2021 (for additional information, see “Capital Resources” below). Citi’s required regulatory CET1 Capital ratio was 12.0% as of January 1, 2023, under the Basel III Standardized Approach.
•Citi made substantial progress on its consumer banking business divestitures in 2022, closing sales in five exit markets and working toward closing four additional sale transactions, as well as progressing with the ongoing wind-downs of the Korea consumer banking business and Russia consumer, local commercial and institutional businesses.

2022 Results Summary

Citigroup
Citigroup reported net income of $14.8 billion, or $7.00 per share, compared to net income of $22.0 billion, or $10.14 per share in the prior year. The decrease in net income was primarily driven by the higher cost of credit, resulting from loan growth in Personal Banking and Wealth Management (PBWM) and a deterioration in macroeconomic assumptions, and the higher operating expenses, partially offset by the higher revenues. Citigroup’s effective tax rate was 19.4% in the current year versus 19.8% in the prior year. Earnings per share (EPS) decreased 31%, reflecting the decrease in net income, partially offset by a 4% decline in average diluted shares outstanding.
As discussed above, results for 2022 included divestiture-related impacts of approximately $(184) million in after-tax earnings, substantially all of which were recorded in Legacy Franchises (for additional information, see discussion below). Collectively, divestiture-related impacts had a $0.09 negative impact on EPS. This compares to divestiture-related negative impacts on EPS of $0.80 in 2021. (As used throughout this Form 10-K, Citi’s results of operations and financial condition excluding the divestiture-related impacts are non-GAAP financial measures. Citi believes the presentation of its results of operations and financial condition excluding the divestiture-related impacts described above provides a meaningful depiction of the underlying fundamentals of its broader results and Legacy Franchises’ results for investors, industry analysts and others.)
Results for 2022 included pretax divestiture-related impacts of approximately $82 million (approximately $(184) million after-tax), substantially all of which were recorded in Legacy Franchises, primarily consisting of the following:

•Approximately $618 million Philippines gain on sale recorded in revenues
•Approximately $209 million Thailand gain on sale recorded in revenues
•Approximately $(64) million incremental Australia consumer business loss on sale recorded in revenues
•Approximately $535 million goodwill impairment recorded in expenses due to re-segmentation and timing of divestitures
•Approximately $161 million of aggregate divestiture-related costs

Results for 2021 included pretax divestiture-related impacts of $(1.9) billion (approximately $(1.6) billion after-tax) in Legacy Franchises, which primarily consisted of the following:

•Approximately $(694) million Australia loss on sale recorded in revenues
•Approximately $1.1 billion related to charges incurred from the voluntary early retirement program (VERP) in connection with the wind-down of the Korea consumer banking business recorded in expenses
•Contract modification costs related to the Asia divestitures of $119 million

Citigroup revenues of $75.3 billion increased 5% versus the prior year. Excluding the divestiture-related impacts, revenues were up 3%, as the impact of higher interest rates across businesses and strong loan growth in PBWM were partially offset by declines in Banking in Institutional Clients

Group (ICG) and Asia investment product revenue in Global Wealth Management (Global Wealth), as well as the reduction in revenues from the closure of five exit markets and ongoing wind-downs.
Citigroup’s end-of-period loans were $657 billion, down 2% versus the prior year, largely driven by Legacy Franchises and the impact of foreign exchange translation. The decline in Legacy Franchises primarily reflected the reclassification of loans to Other assets to reflect held-for-sale (HFS) accounting, as a result of the signing of sale agreements for consumer banking businesses in Asia Consumer Banking (Asia Consumer), as well as the impact of the ongoing Korea and Russia wind-downs.
Citigroup’s end-of-period deposits were $1.4 trillion, up 4% versus the prior year, largely driven by Treasury and trade solutions in ICG, partially offset by the impact of foreign exchange translation.

Expenses
Citigroup’s operating expenses of $51.3 billion increased 6% in 2022. Reported expenses included divestiture-related impacts of approximately $696 million in the current year and approximately $1.2 billion in the prior year, substantially all of which were recorded in Legacy Franchises. Excluding these divestiture-related impacts, expenses increased 8% versus the prior year, largely driven by the following:

•Approximately 2% by transformation investments, with about two-thirds related to the risk, controls, data and finance programs (approximately 25% of the program investments were related to technology).
•Approximately 1% by business-led investments, as Citi continues to hire commercial and investment bankers, as well as client advisors in Global Wealth, and continues to invest in client experience, front-office platforms and onboarding.
•Approximately 1% by higher volume-related expenses across both PBWM and ICG.
•Approximately 3% by other risk and control investments and inflation, partially offset by a Revlon-related wire transfer recovery, productivity savings, the impact of foreign exchange translation and the expense reduction from the exit markets.

Citi expects to incur higher expenses in 2023, primarily driven by transformation-related investments, volume-related expenses and inflation-related impacts.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $5.2 billion, compared to a benefit of $3.8 billion in the prior year. Results in 2022 included net credit losses of $3.8 billion versus $4.9 billion in the prior year. The higher cost of credit was driven by the net build of $1.2 billion in the ACL for loans and unfunded commitments, compared to a net ACL release of $8.8 billion in the prior year, partially offset by the lower net credit losses. The net ACL build was primarily due to cards loan growth in PBWM and a deterioration in macroeconomic assumptions. For additional information on Citi’s ACL, see “Significant Accounting
Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $3.8 billion decreased 23% from the prior year, largely driven by lower consumer net credit losses. Consumer net credit losses decreased 20% to $3.6 billion, reflecting low loss rates in the first half of 2022, followed by the ongoing normalization of losses toward pre-pandemic levels, particularly in Retail services cards business in PBWM. Corporate net credit losses decreased 54% to $178 million, largely driven by improvements in portfolio credit quality.
Citi expects to incur higher net credit losses in 2023, primarily driven by continued normalization toward pre-pandemic levels, particularly in the cards business in PBWM.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.0% as of December
31, 2022, compared to 12.2% as of December 31, 2021, based
on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by net income, impacts from the closing of the Australia, Philippines and other Asia consumer banking business sales and business actions to reduce RWA, partially offset by the return of capital to common shareholders and interest rate impacts on Citigroup’s investment portfolio. The increase in Citi’s CET1 Capital ratio was also partially offset by the impact of adopting the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022.
Citigroup’s Supplementary Leverage ratio as of December 31, 2022 was 5.8%, compared to 5.7% as of December 31, 2021. The increase was driven by a decrease in Total Leverage Exposure, partly offset by lower Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.
Citi has continued to pause common share repurchases in order to absorb any temporary capital impacts related to any potential signing of a sale agreement for its Mexico Consumer and Small Business and Middle-Market Banking (Mexico Consumer/SBMM) business (for additional information, see “Macroeconomic and Other Risks and Uncertainties” and the capital return risk factor in “Risk Factors” below) and to continue to have ample capital to serve its clients.

Institutional Clients Group
ICG net income of $10.7 billion decreased 25%, driven by a net ACL release in the prior year, versus a net ACL build in the current year, and higher expenses, partially offset by higher revenues. ICG operating expenses of $26.3 billion increased 10%, primarily driven by continued investment in Citi’s transformation, business-led investments and volume-related expenses, partially offset by a Revlon-related wire transfer recovery, the impact of foreign exchange translation and productivity savings.
ICG revenues of $41.2 billion increased 3% (including losses on loan hedges), as revenue growth in Services and Markets was partially offset by lower revenues in Banking. Results included a gain on loan hedges of $307 million, compared with a loss on loan hedges of $140 million in the prior year.
Services revenues of $16.0 billion increased 27%. Treasury and trade solutions (TTS) revenues of $12.2 billion increased 32%, driven by 46% growth in net interest income and 10% growth in non-interest revenue. The strong performance in TTS was driven by the benefit of higher interest rates, as well as business actions, including balance sheet optimization and managing deposit pricing, deepening of relationships with existing clients and an increase in new clients across segments. Securities services revenues of $3.9 billion increased 15%, as net interest income increased 59%, driven by higher interest rates across currencies, as well as the impact of foreign exchange translation, partially offset by a 1% decrease in non-interest revenue due to the impact of lower global financial markets.
Markets revenues of $19.1 billion increased 7% versus the prior year, largely driven by Fixed income markets, partially offset by lower client activity levels in Equity markets, as well as business actions to reduce RWA. Fixed income markets revenues of $14.6 billion increased 13%, driven by strength in rates and currencies. Equity markets revenues of $4.6 billion were down 9%, largely reflecting reduced client activity in equity derivatives versus the prior year.
Banking revenues of $6.1 billion decreased 35%, including the gain on loan hedges in the current year and loss on loan hedges in the prior year. Excluding the gain and loss on loan hedges, Banking revenues of $5.8 billion decreased 39%, driven by lower revenues in Investment banking and Corporate lending. Investment banking revenues of $3.1 billion decreased 53%, as heightened macroeconomic uncertainty and volatility continued to impact client activity. Excluding the gain and loss on loan hedges, Corporate lending revenues decreased 8% versus the prior year, driven by the impact of foreign currency translation, higher cost of funds and higher hedging costs.
For additional information on the results of operations of ICG in 2022, see “Institutional Clients Group” below.

Personal Banking and Wealth Management
PBWM net income of $3.3 billion decreased 57% versus the prior year, largely driven by a net ACL release in the prior year versus a net ACL build in the current year, as well as higher expenses. PBWM operating expenses of $16.3 billion increased 11%, primarily driven by continued investments in Citi’s transformation, other risk and control initiatives, volume-related expenses and business-led investments, partially offset by productivity savings.
PBWM revenues of $24.2 billion increased 4% versus the prior year, as net interest income growth, driven by strong loan growth across Branded cards and Retail services and higher interest rates, was partially offset by a decline in non-interest revenue, driven by lower investment product revenue in Global Wealth and higher partner payments in Retail services.
U.S. Personal Banking revenues of $16.8 billion increased 7% versus the prior year. Branded cards revenues of $8.9 billion increased 9%, driven by higher net interest income. In Branded cards, new account acquisitions increased 11%, card spend volumes increased 16% and average loans increased 11%. Retail services revenues of $5.5 billion increased 7%, driven by higher net interest income, partially offset by higher partner payments. Retail banking revenues of $2.5 billion were largely unchanged versus the prior year, as higher interest income and modest deposit growth were offset by lower mortgage revenues due to fewer mortgage originations.
Global Wealth revenues of $7.4 billion decreased 2% versus the prior year, as investment product revenue headwinds, particularly in Asia, more than offset net interest income growth from higher interest rates and higher loan and deposit volumes.
For additional information on the results of operations of PBWM in 2022, see “Personal Banking and Wealth Management” below.

Legacy Franchises
Legacy Franchises net loss of $12 million compared to net income of $1 million in the prior year, primarily driven by higher cost of credit, partially offset by lower expenses and higher revenues, primarily reflecting the Philippines and Thailand gains on sales in the current year and the Australia loss on sale in the prior year. Legacy Franchises expenses of $7.8 billion decreased 6%, largely driven by the absence of the Korea VERP charge in the prior year and the benefit from closing the five exit markets, partially offset by the $535 million goodwill impairment, an approximate $70 million impairment of long-lived assets related to the Russia consumer banking business and $156 million of other aggregate divestiture-related costs.
Legacy Franchises revenues of $8.5 billion increased 3% versus the prior year, primarily driven by the Philippines and Thailand gains on sale versus the Australia loss on sale in the prior year. Excluding these divestiture-related impacts, revenues decreased 15%, primarily driven by the reduction in revenues from the closings of the five exit markets, as well as the impact of the ongoing Korea and Russia wind-downs.
For additional information on the results of operations of Legacy Franchises in 2022, see “Legacy Franchises” below.

Corporate/Other
Corporate/Other net income was $879 million, compared to a net loss of $8 million in the prior year, reflecting higher revenue and lower expenses, partially offset by lower income tax benefits, as well as the second quarter of 2022 release of a CTA (cumulative translation adjustment) loss (net of hedges) from Accumulated other comprehensive income (loss) (AOCI) related to the substantial liquidation of a legacy U.K. consumer operation, recorded in discontinued operations. Corporate/Other operating expenses of $953 million decreased 31%, primarily driven by lower consulting expenses and the impact of certain legal settlements.
Corporate/Other revenues of $1.4 billion increased from $0.5 billion in the prior year, driven by higher net interest income, primarily from the investment portfolio, partially offset by lower non-interest revenue, primarily due to the absence of mark-to-market gains in the prior year as well as higher hedging costs.
For additional information on the results of operations of Corporate/Other in 2022, see “Corporate/Other” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical and macroeconomic challenges and uncertainties continue to adversely impact economic conditions in the U.S. and globally. The U.S. and other countries have continued to experience significantly elevated levels of inflation, resulting in central banks implementing a series of interest rates increases, with additional increases expected in the near term. In addition to causing a humanitarian crisis, the war in Ukraine continues to disrupt energy and food markets. An economic rebound in China remains uncertain, due to the ongoing impacts from COVID-19, the amount of leverage in its economy and stress in the property sector. These and other factors have adversely affected financial markets, negatively impacted global economic growth rates, contributed to lower consumer confidence and increased the risk of recession in Europe, the U.S. and other countries. These and other factors could adversely affect Citi’s customers, clients, businesses, funding costs, expenses and results during 2023.
In addition, Citi could incur a significant loss on sale in 2023, due to CTA losses (net of hedges) in AOCI, goodwill write-offs and other AOCI loss components, related to the potential signing of a sale agreement for any of its remaining consumer banking divestitures. The majority of these losses would be regulatory capital neutral at closing.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during 2023, see “2022 Results Summary” above and “Risk Factors,” each respective business’s results of operations and “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia,” below.
CITI’S CONSENT ORDER COMPLIANCE
Citi has embarked on a multiyear transformation, with the target outcome to change Citi’s business and operating models such that they simultaneously strengthen risk and controls and improve Citi’s value to customers, clients and shareholders.
This includes efforts to effectively implement the October 2020 Federal Reserve Board (FRB) and Office of the Comptroller of the Currency (OCC) consent orders issued to Citigroup and Citibank, respectively. In the second quarter of 2021, Citi made an initial submission to the OCC, and submitted its plans to address the consent orders to both regulators during the third quarter of 2021. Citi continues to work constructively with the regulators and provides to both regulators on an ongoing basis additional information regarding its plans and progress. Citi will continue to reflect their feedback in its project plans and execution efforts.
As discussed above, Citi’s efforts include continued investments in its transformation, including the remediation of its consent orders. Citi’s CEO has made the strengthening of Citi’s risk and control environment a strategic priority and has established a Chief Administrative Officer organization to centralize program management. In addition, the Citigroup and Citibank Boards of Directors each formed a Transformation Oversight Committee, an ad hoc committee of each Board, to provide oversight of management’s remediation efforts under the consent orders. The Citi Board of Directors has determined that Citi’s plans are responsive to the Company’s objectives and that progress continues to be made on execution of the plans.
For additional information about the consent orders, see “Risk Factors—Compliance Risks” below and Citi’s Current Report on Form 8-K filed with the SEC on October 7, 2020.

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2022	2021	2020	2019	2018
Net interest income	$48,668	$42,494	$44,751	$48,128	$47,744
Non-interest revenue	26,670	29,390	30,750	26,939	26,292
Revenues, net of interest expense	$75,338	$71,884	$75,501	$75,067	$74,036
Operating expenses	51,292	48,193	44,374	42,783	43,023
Provisions for credit losses and for benefits and claims	5,239	(3,778)	17,495	8,383	7,568
Income from continuing operations before income taxes	$18,807	$27,469	$13,632	$23,901	$23,445
Income taxes	3,642	5,451	2,525	4,430	5,357
Income from continuing operations	$15,165	$22,018	$11,107	$19,471	$18,088
Income (loss) from discontinued operations, net of taxes	(231)	7	(20)	(4)	(8)
Net income before attribution of noncontrolling interests	$14,934	$22,025	$11,087	$19,467	$18,080
Net income attributable to noncontrolling interests	89	73	40	66	35
Citigroup’s net income	$14,845	$21,952	$11,047	$19,401	$18,045
Earnings per share
Basic
Income from continuing operations	$7.16	$10.21	$4.75	$8.08	$6.69
Net income	7.04	10.21	4.74	8.08	6.69
Diluted
Income from continuing operations	$7.11	$10.14	$4.73	$8.04	$6.69
Net income	7.00	10.14	4.72	8.04	6.68
Dividends declared per common share	2.04	2.04	2.04	1.92	1.54
Common dividends	$4,028	$4,196	$4,299	$4,403	$3,865
Preferred dividends(1)	1,032	1,040	1,095	1,109	1,174
Common share repurchases	3,250	7,600	2,925	17,875	14,545

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	2022	2021	2020	2019	2018
At December 31:
Total assets	$2,416,676	$2,291,413	$2,260,090	$1,951,158	$1,917,383
Total deposits	1,365,954	1,317,230	1,280,671	1,070,590	1,013,170
Long-term debt	271,606	254,374	271,686	248,760	231,999
Citigroup common stockholders’ equity	182,194	182,977	179,962	175,262	177,760
Total Citigroup stockholders’ equity	201,189	201,972	199,442	193,242	196,220
Average assets	2,396,023	2,347,709	2,226,454	1,978,805	1,920,242
Direct staff (in thousands)	240	223	210	200	204
Performance metrics
Return on average assets	0.62%	0.94%	0.50%	0.98%	0.94%
Return on average common stockholders’ equity(2)	7.7	11.5	5.7	10.3	9.4
Return on average total stockholders’ equity(2)	7.5	10.9	5.7	9.9	9.1
Return on tangible common equity (RoTCE)(3)	8.9	13.4	6.6	12.1	11.0
Efficiency ratio (total operating expenses/total revenues, net)	68.1	67.0	58.8	57.0	58.1
Basel III ratios
CET1 Capital(4)	13.03%	12.25%	11.51%	11.79%	11.86%
Tier 1 Capital(4)	14.80	13.91	13.06	13.33	13.43
Total Capital(4)	15.46	16.04	15.33	15.87	16.14
Supplementary Leverage ratio	5.82	5.73	6.99	6.20	6.40
Citigroup common stockholders’ equity to assets	7.54%	7.99%	7.96%	8.98%	9.27%
Total Citigroup stockholders’ equity to assets	8.33	8.81	8.82	9.90	10.23
Dividend payout ratio(5)	29	20	43	24	23
Total payout ratio(6)	53	56	73	122	109
Book value per common share	$94.06	$92.21	$86.43	$82.90	$75.05
Tangible book value (TBV) per share(3)	81.65	79.16	73.67	70.39	63.79

(1)    Certain series of preferred stock have semiannual payment dates. See Note 21.
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
(4)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of December 31, 2022, 2021, 2019 and 2018, and were derived under the Basel III Advanced Approaches framework as of December 31, 2020. Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(5)    Dividends declared per common share as a percentage of net income per diluted share.
(6)    Total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 10 and “Equity Security Repurchases” below for the component details.

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

In millions of dollars	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Institutional Clients Group	$41,206	$39,836	$41,093	3%	(3)%
Personal Banking and Wealth Management	24,217	23,327	25,140	4	(7)
Legacy Franchises	8,472	8,251	9,454	3	(13)
Corporate/Other	1,443	470	(186)	NM	NM
Total Citigroup net revenues	$75,338	$71,884	$75,501	5%	(5)%

NM Not meaningful

INCOME

In millions of dollars	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Income (loss) from continuing operations
Institutional Clients Group	$10,738	$14,308	$10,811	(25)%	32%
Personal Banking and Wealth Management	3,319	7,734	1,322	(57)	NM
Legacy Franchises	(9)	(9)	(142)	—	94
Corporate/Other	1,117	(15)	(884)	NM	98
Income from continuing operations	$15,165	$22,018	$11,107	(31)%	98%
Discontinued operations	$(231)	$7	$(20)	NM	NM
Less: Net income attributable to noncontrolling interests	89	73	40	22%	83%
Citigroup’s net income	$14,845	$21,952	$11,047	(32)%	99%

NM Not meaningful

SEGMENT BALANCE SHEET(1)—DECEMBER 31, 2022

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$108,289	$6,411	$3,251	$224,074	$—	$342,025
Securities borrowed and purchased under agreements to resell, net of allowance	364,673	425	303	—	—	365,401
Trading account assets	319,376	2,250	639	11,849	—	334,114
Investments, net of allowance	140,613	73	1,516	384,380	—	526,582
Loans, net of unearned income and allowance for credit losses on loans	279,337	324,260	36,650	—	—	640,247
Other assets, net of allowance	111,477	25,559	27,764	43,507	—	208,307
Net intersegment liquid assets(4)	406,143	134,852	26,592	(567,587)	—	—
Total assets	$1,729,908	$493,830	$96,715	$96,223	$—	$2,416,676
Liabilities and equity
Total deposits	$845,364	$437,813	$50,994	$31,783	$—	$1,365,954
Securities loaned and sold under agreements to repurchase	199,895	80	2,469	—	—	202,444
Trading account liabilities	168,550	1,636	258	203	—	170,647
Short-term borrowings	34,785	2	4	12,305	—	47,096
Long-term debt(3)	93,219	189	75	11,866	166,257	271,606
Other liabilities	99,353	14,514	27,868	15,356	—	157,091
Net intersegment funding (lending)(3)	288,742	39,596	15,047	24,061	(367,446)	—
Total liabilities	$1,729,908	$493,830	$96,715	$95,574	$(201,189)	$2,214,838
Total stockholders’ equity(5)	—	—	—	649	201,189	201,838
Total liabilities and equity	$1,729,908	$493,830	$96,715	$96,223	$—	$2,416,676

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reportable segment and component. The respective segment information depicts the assets and liabilities managed by each segment.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.
(3)Total stockholders’ equity and the majority of long-term debt of Citigroup are reflected on the Citigroup parent company balance sheet (see Notes 18 and 30). Citigroup allocates stockholders’ equity and long-term debt to its businesses through intersegment allocations as shown above.
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
ICG’s revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients with transactional services and clearing and providing brokerage and investment banking services and other such activities. Such fees are recognized at the point in time when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the trade/execution date or closing of a transaction. Revenue generated from these activities is recorded in Commissions and fees and Investment banking fees. Revenue is also generated from assets under custody and administration, which is recognized as/when the associated promised service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5.
In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Mark-to-market gains and losses on certain credit derivatives (used to economically hedge the corporate loan portfolio) are also recorded in Principal transactions (for additional information on Principal transactions revenue, see Note 6). Other primarily includes realized gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts and other non-recurring gains and losses. Interest income earned on assets held, less interest paid on long- and short-term debt, secured funding transactions and customers deposits, is recorded as Net interest income.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. As previously disclosed, Citi intends to end nearly all of the institutional banking services it offers in Russia by the end of the first quarter of 2023. Going forward, Citi’s only operations in Russia will be those necessary to fulfill its remaining legal and regulatory obligations. At this time, the estimated cost to be incurred in relation to this action is approximately $80 million (excluding the impact from any portfolio sales), primarily through 2024. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Legacy Franchises” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.
At December 31, 2022, ICG had $1.7 trillion in assets and $845 billion in deposits. Securities services managed $22.2 trillion in assets under custody and administration at December 31, 2022, of which Citi provided both custody and administrative services to certain clients related to $1.9 trillion of such assets. Managed assets under trust were $4.0 trillion at December 31, 2022. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5.

In millions of dollars, except as otherwise noted	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Commissions and fees	$4,404	$4,300	$3,961	2%	9%
Administration and other fiduciary fees	2,684	2,693	2,348	—	15
Investment banking fees(1)	3,573	6,709	4,982	(47)	35
Principal transactions	13,633	9,763	12,916	40	(24)
Other	(999)	1,372	1,136	NM	21
Total non-interest revenue	$23,295	$24,837	$25,343	(6)%	(2)%
Net interest income (including dividends)	17,911	14,999	15,750	19	(5)
Total revenues, net of interest expense	$41,206	$39,836	$41,093	3%	(3)%
Total operating expenses(2)	$26,299	$23,949	$22,336	10%	7%

Net credit losses on loans	$152	$356	$877	(57)%	(59)%
Credit reserve build (release) for loans	478	(2,093)	2,582	NM	NM
Provision (release) for credit losses on unfunded lending commitments	187	(753)	1,390	NM	NM
Provisions for credit losses on HTM debt securities and other assets	94	—	20	—	100
Provisions (releases) for credit losses	$911	$(2,490)	$4,869	NM	NM
Income from continuing operations before taxes	$13,996	$18,377	$13,888	(24)%	32%
Income taxes	3,258	4,069	3,077	(20)	32
Income from continuing operations	$10,738	$14,308	$10,811	(25)%	32%
Noncontrolling interests	79	83	50	(5)	66
Net income	$10,659	$14,225	$10,761	(25)%	32%
Balance Sheet data (in billions of dollars)
EOP assets	$1,730	$1,613	$1,592	7%	1%
Average assets	1,716	1,669	1,566	3	7
Efficiency ratio	64%	60%	54%
Average loans by reporting unit (in billions of dollars)
Services	$82	$75	$70	9%	7%
Banking	196	196	217	—	(10)
Markets	13	16	11	(19)	45
Total	$291	$287	$298	1%	(4)%
Average deposits by reporting unit (in billions of dollars)
TTS	$675	$670	$646	1%	4%
Securities services	133	135	108	(1)	25
Services	$808	$805	$754	—%	7%
Markets and Banking	22	23	26	(4)	(12)
Total	$830	$828	$780	—%	6%

(1)    Investment banking fees are substantially composed of underwriting and advisory revenues.
(2)    2020 includes an approximate $390 million operational loss related to certain legal matters. 2022 includes a Revlon-related wire transfer recovery.
NM Not meaningful

ICG Revenue Details

In millions of dollars	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Services
Net interest income	$9,722	$6,595	$7,581	47%	(13)%
Non-interest revenue	6,300	5,987	5,165	5	16
Total Services revenues	$16,022	$12,582	$12,746	27%	(1)%
Net interest income	$8,306	$5,706	$6,524	46%	(13)%
Non-interest revenue	3,857	3,509	3,004	10	17
TTS revenues	$12,163	$9,215	$9,528	32%	(3)%
Net interest income	$1,416	$889	$1,057	59%	(16)%
Non-interest revenue	2,443	2,478	2,161	(1)	15
Securities services revenues	$3,859	$3,367	$3,218	15%	5%
Markets
Net interest income	$5,164	$5,161	$5,182	—%	—%
Non-interest revenue	13,949	12,715	15,932	10	(20)
Total Markets revenues(1)	$19,113	$17,876	$21,114	7%	(15)%
Fixed income markets	$14,555	$12,880	$17,040	13%	(24)%
Equity markets	4,558	4,996	4,074	(9)	23
Total Markets revenues	$19,113	$17,876	$21,114	7%	(15)%
Rates and currencies	$11,743	$8,793	$12,057	34%	(27)%
Spread products / other fixed income	2,812	4,087	4,983	(31)	(18)
Total Fixed income markets revenues	$14,555	$12,880	$17,040	13%	(24)%
Banking
Net interest income	$3,025	$3,243	$2,987	(7)%	9%
Non-interest revenue	3,046	6,135	4,246	(50)	44
Total Banking revenues	$6,071	$9,378	$7,233	(35)%	30%
Investment banking
Advisory	$1,365	$1,796	$1,010	(24)%	78%
Equity underwriting	611	2,249	1,423	(73)	58
Debt underwriting	1,133	2,586	2,173	(56)	19
Total Investment banking revenues	$3,109	$6,631	$4,606	(53)%	44%
Corporate lending (excluding gains (losses) on loan hedges)(2)	$2,655	$2,887	$2,686	(8)%	7%
Total Banking revenues (excluding gains (losses) on loan hedges)(2)	$5,764	$9,518	$7,292	(39)%	31%
Gain (loss) on loan hedges(2)	307	(140)	(59)	NM	NM
Total Banking revenues (including gains (losses) on loan hedges)(2)	$6,071	$9,378	$7,233	(35)%	30%
Total ICG revenues, net of interest expense	$41,206	$39,836	$41,093	3%	(3)%

(1)    Citi assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate Net interest income may be risk managed by derivatives that are recorded in Principal transactions revenue within Non-interest revenue. For a description of the composition of these revenue line items, see Notes 4, 5 and 6.
(2)    Credit derivatives are used to economically hedge a portion of the corporate loan portfolio that includes both accrual loans and loans at fair value. Gain (loss) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup’s results of operations excluding the impact of gain (loss) on loan hedges are non-GAAP financial measures.
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of any gain (loss) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2022 vs. 2021
Net income of $10.7 billion decreased 25%, primarily driven by substantially higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 3% (including gain (loss) on loan hedges), primarily reflecting higher Services and Markets revenues, partially offset by lower Banking revenues. Services revenues were up 27%, driven by higher revenues in both TTS and Securities services. Markets revenues were up 7%, primarily driven by higher Fixed income markets revenues, partially offset by lower Equity markets revenues and the impact of business actions taken to reduce RWA.
Banking revenues were down 35% (39% excluding the impact of gain (loss) on loan hedges), reflecting lower revenues in both Investment banking and Corporate lending.
Citi expects that revenues in its Markets and Investment banking businesses will continue to reflect the overall market environment during 2023.

Within Services:

•TTS revenues increased 32%, driven by 46% growth in net interest income and 10% growth in non-interest revenue, driven by deepening of existing client relations and gaining new clients across segments. The increase in net interest income was driven by both the cash and trade businesses, reflecting benefits from higher interest rates, balance sheet optimization, higher average deposits and higher average loans. Average deposits grew 1%, as volume growth was partially offset by the impact of foreign exchange translation. Average loans grew 11%, primarily driven by the strength in trade flows in Asia and Latin America, partially offset by loan sales in North America. Strong non-interest revenues growth across both cash and trade businesses reflected client engagement and growth from underlying drivers, including higher U.S. dollar clearing volumes (up 2%), cross-border flows (up 11%) and commercial card spend (up 49%).
•Securities services revenues increased 15%, primarily driven by an increase in net interest income, reflecting higher interest rates across currencies as well as the impact of foreign exchange translation. Non-interest revenues decreased 1%, due to the impact of foreign exchange translation and lower fees in the custody business tied to lower assets under custody and administration (decline of 7%), driven by declines in global financial markets. The decline in non-interest revenues was partially offset by continued elevated levels of corporate activity in issuer services and new client onboarding of $1.2 trillion in assets under custody and administration. Average deposits declined 7%, due to clients seeking higher rate alternatives.

Within Markets:

•Fixed income markets revenues increased 13%, driven by growth in rates and currencies across all regions, due to strong corporate and investor client engagement, partially offset by a decline in spread products, primarily driven by North America.
•Rates and currencies revenues increased 34%, reflecting increased market volatility, driven by rising interest rates and quantitative tightening, as central banks responded to elevated levels of inflation. Spread products and other fixed income revenues decreased 31%, due to continued lower client activity across spread products and a challenging credit market due to widening spreads for most of the year. The decline in spread products and other fixed income revenues was partially offset by strength in commodities, particularly with corporate clients, as the business assisted those clients in managing risk associated with the increased volatility.
•Equity markets revenues decreased 9%, driven by equity derivatives, primarily reflecting lower activity by both corporate and institutional clients compared to a strong prior year. The lower revenues also reflected a decline in equity cash, driven by lower client activity.

Within Banking:

•Investment banking revenues were down 53%, reflecting a significant decline in the overall market wallet and loss in wallet share, as heightened macroeconomic uncertainty and volatility continued to impact client activity. Advisory revenues decreased 24%, reflecting a decline in North America and EMEA, driven by the decline in the market wallet as well as loss in wallet share. Equity and debt underwriting revenues decreased 73% and 56% respectively, reflecting a decline in North America, EMEA and Asia and driven by the decline in the market wallet as well as wallet share loss. The decline in debt underwriting revenues also reflected markdowns on loan commitments and losses on loan sales.
•Corporate lending revenues increased 8%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, revenues decreased 8%, primarily driven by the impacts of foreign currency translation, higher cost of funds and higher hedging costs.

Expenses were up 10%, primarily driven by continued investment in Citi’s transformation, business-led investments and volume-related expenses, partially offset by a Revlon-related wire transfer recovery, the impact of foreign exchange translation and productivity savings.
Provisions were $911 million, compared to a benefit of $2.5 billion in the prior year, driven by an ACL build, partially offset by lower net credit losses.
Net credit losses declined to $152 million, compared to $356 million in the prior year, driven by improvements in portfolio credit quality.
The ACL build was $759 million, compared to a release of $2.8 billion in the prior year. The ACL build was primarily driven by a deterioration in macroeconomic assumptions. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Executive Summary” above and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below.

This page intentionally left blank.

PERSONAL BANKING AND WEALTH MANAGEMENT

Personal Banking and Wealth Management (PBWM) consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking includes Retail banking, which provides traditional banking services to retail and small business customers. U.S. Personal Banking’s cards portfolio includes the following proprietary portfolios: Cash, Rewards and Value portfolios and co-branded cards (including, among others, American Airlines and Costco) within Branded cards, and co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Sears and Macy’s) within Retail services. Global Wealth includes Private bank, Wealth at Work and Citigold and provides financial services to clients from affluent to ultra-high-net-worth through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London.
At December 31, 2022, U.S. Personal Banking had 654 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Miami and Washington, D.C. U.S. Personal Banking had $151 billion in outstanding credit card balances, $113 billion in deposits and $37 billion in retail banking loans.
At December 31, 2022, Global Wealth had $325 billion in deposits, $84 billion in mortgage loans, $61 billion in personal and small business loans and $5 billion in outstanding credit card balances.

In millions of dollars, except as otherwise noted	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Net interest income	$22,656	$20,646	$22,326	10%	(8)%
Non-interest revenue	1,561	2,681	2,814	(42)	(5)
Total revenues, net of interest expense	$24,217	$23,327	$25,140	4%	(7)%
Total operating expenses	$16,258	$14,610	$13,599	11%	7%
Net credit losses on loans	$3,021	$3,061	$5,229	(1)%	(41)%
Credit reserve build (release) for loans	707	(4,284)	4,613	NM	NM
Provision (release) for credit losses on unfunded lending commitments	11	(16)	26	NM	NM
Provisions for benefits and claims (PBC), and other assets	15	15	17	—	(12)
Provisions (release) for credit losses and PBC	$3,754	$(1,224)	$9,885	NM	NM
Income from continuing operations before taxes	$4,205	$9,941	$1,656	(58)%	NM
Income taxes	886	2,207	334	(60)	NM
Income from continuing operations	$3,319	$7,734	$1,322	(57)%	NM
Noncontrolling interests	—	—	—	—	—%
Net income	$3,319	$7,734	$1,322	(57)%	NM
Balance Sheet data (in billions of dollars)
EOP assets	$494	$464	$453	6%	2%
Average assets	476	467	454	2	3
Average loans	321	307	304	5	1
Average deposits	435	417	358	4	16
Efficiency ratio	67%	63%	54%
Net credit losses as a percentage of average loans	0.94	1.00	1.72
Revenue by reporting unit and component
Branded cards	$8,892	$8,190	$8,799	9%	(7)%
Retail services	5,450	5,082	5,965	7	(15)
Retail banking	2,501	2,506	2,790	—	(10)
U.S. Personal Banking	$16,843	$15,778	$17,554	7%	(10)%
Private bank	$2,762	$2,943	$2,882	(6)%	2%
Wealth at Work	730	691	677	6	2
Citigold	3,882	3,915	4,027	(1)	(3)
Global Wealth	$7,374	$7,549	$7,586	(2)%	—%
Total	$24,217	$23,327	$25,140	4%	(7)%

NM Not meaningful

2022 vs. 2021
Net income was $3.3 billion, compared to $7.7 billion in the prior year, reflecting significantly higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 4%, primarily due to higher net interest income, driven by strong loan growth in Branded cards and Retail services and higher interest rates. The increase was partially offset by lower non-interest revenue, reflecting lower investment product revenue in Global Wealth and higher partner payments in Retail services resulting from higher revenues.
U.S. Personal Banking revenues increased 7%, reflecting higher revenues in cards.
Cards revenues increased 8%. Branded cards revenues increased 9%, primarily driven by higher net interest income on higher loan balances. Branded cards new account acquisitions increased 11% and card spend volume increased 16%. Average loans increased 11%, reflecting the higher card spend volumes.
Retail services revenues increased 7%, primarily driven by higher net interest income on higher loan balances and lower payment rates, partially offset by the increase in partner payments. The increase in partner payments reflected higher income sharing as a result of higher revenues (for additional information on partner payments, see Note 5). Retail services credit card spend volume increased 8% and average loans increased 6%, reflecting the higher card spend volumes.
Retail banking revenues were largely unchanged, as the higher interest rates and modest deposit growth were offset by lower mortgage revenues due to fewer mortgage originations, driven by the higher interest rates. Average deposits increased 3%, largely reflecting higher levels of consumer liquidity in the first half of 2022.
Global Wealth revenues decreased 2%, reflecting investment product revenue headwinds, particularly in Asia, driven by overall market volatility, partially offset by net interest income growth, driven by higher interest rates and higher loan and deposit volumes. Average loans increased 2% and average deposits increased 5%. Client assets decreased 8%, primarily driven by declines in equity market valuations. Global Wealth advisors increased 4% during 2022. Private bank revenues decreased 6%, Citigold revenues decreased 1% and Wealth at Work revenues increased 6%.
Expenses increased 11%, primarily driven by continued investments in Citi’s transformation, other risk and control initiatives, volume-related expenses and business-led investments, partially offset by productivity savings.
Provisions were $3.8 billion, compared to a benefit of $1.2 billion in the prior year, largely driven by a net ACL build. Net credit losses decreased 1%, driven by historically low loss rates experienced in the first half of 2022, followed by the ongoing normalization of losses toward pre-pandemic levels, particularly in Retail services (net credit losses up 7% to $1.3 billion). Branded cards net credit losses declined 17% to $1.4 billion.

The net ACL build was $0.7 billion, compared to a net release of $4.3 billion in the prior year, primarily driven by U.S. Cards loan growth and a deterioration in macroeconomic assumptions. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on U.S. Personal Banking’s Retail banking, and its Branded cards and Retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to PBWM’s future results, see “Executive Summary” above and “Risk Factors” below.

LEGACY FRANCHISES

As of December 31, 2022, Legacy Franchises included (i) Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining eight Asia and EMEA exit countries; (ii) Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, which Citi also plans to exit; and (iii) Legacy Holdings Assets (certain North America consumer mortgage loans and other legacy assets). Asia Consumer provides traditional retail banking and branded card products to retail and small business customers. Mexico Consumer/SBMM provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers through Citibanamex.
Legacy Franchises also included the following consumer banking businesses prior to their sale: Australia, until its closing on June 1, 2022; the Philippines, until its closing on August 1, 2022; Thailand and Malaysia, until their closings on November 1, 2022; and Bahrain, until its closing on December 1, 2022. In addition, Citi has entered into agreements to sell its consumer banking businesses in India, Indonesia, Taiwan and Vietnam, and announced its wind-down of consumer banking operations in Korea and China and consumer banking and local commercial banking operations in Russia (see below). In December 2022, Citi announced the pursuit of sales of portfolios within its China consumer banking business, subject to applicable regulations. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs.
As previously disclosed, Citi announced the wind-down of its consumer banking and local commercial banking operations in Russia, including its active pursuit of sales of certain Russia consumer banking portfolios. In connection with this wind-down plan, Citi expects to incur approximately $110 million in costs (excluding the impact from any portfolio sales), primarily through 2024, largely driven by restructuring, vendor termination fees and other related charges. In December 2022, Citi (i) sold a portfolio of ruble-denominated personal installment loans, totaling approximately $240 million in outstanding loan balances as of the fourth quarter of 2022 and (ii) entered into a referral agreement to settle a portfolio of ruble-denominated credit card loans, subject to customer consents; the outstanding card loans balance was approximately $219 million as of the fourth quarter of 2022. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Institutional Clients Group” above and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.
At December 31, 2022, on a combined basis, Legacy Franchises had 1,438 retail branches, $23 billion in retail banking loans and $51 billion in deposits. In addition, the businesses had $8 billion in outstanding card loan balances, and Mexico SBMM had $7 billion in outstanding corporate loan balances. These amounts exclude approximately $12 billion of loans ($9 billion of retail banking loans and $3 billion of credit card loan balances) and approximately $16 billion of deposits, all of which were reclassified to Other assets and Other liabilities held-for-sale (HFS) as a result of Citi’s agreements to sell its consumer banking businesses in India, Indonesia, Taiwan and Vietnam. See Note 2 for additional information.

In millions of dollars, except as otherwise noted	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Net interest income	$5,691	$6,250	$6,973	(9)%	(10)%
Non-interest revenue	2,781	2,001	2,481	39	(19)
Total revenues, net of interest expense	$8,472	$8,251	$9,454	3%	(13)%
Total operating expenses	$7,782	$8,259	$6,890	(6)%	20%
Net credit losses on loans	$616	$1,478	$1,505	(58)%	(2)%
Credit reserve build (release) for loans	(229)	(1,621)	1,116	86	NM
Provision (release) for credit losses on unfunded lending commitments	93	(19)	30	NM	NM
Provisions for benefits and claims (PBC), HTM debt securities and other assets	91	100	88	(9)	14
Provisions (releases) for credit losses and PBC	$571	$(62)	$2,739	NM	NM
Income (loss) from continuing operations before taxes	$119	$54	$(175)	NM	NM
Income taxes	128	63	(33)	NM	NM
Income (loss) from continuing operations	$(9)	$(9)	$(142)	—%	94%
Noncontrolling interests	3	(10)	(6)	NM	(67)
Net income (loss)	$(12)	$1	$(136)	NM	101%
Balance Sheet data (in billions of dollars)
EOP assets	$97	$125	$131	(22)%	(5)%
Average assets	110	127	128	(13)	(1)
EOP loans	38	65	84	(42)	(23)
EOP deposits	51	76	90	(33)	(16)
Efficiency ratio	92%	100%	73%
Revenue by reporting unit and component
Asia Consumer	$3,811	$3,405	$4,311	12%	(21)%
Mexico Consumer/SBMM	4,751	4,651	4,885	2	(5)
Legacy Holdings Assets	(90)	195	258	NM	(24)
Total	$8,472	$8,251	$9,454	3%	(13)%

NM Not meaningful

2022 vs. 2021
Net loss was $12 million, compared to net income of $1 million in the prior year, primarily driven by higher cost of credit, partially offset by lower expenses and higher revenues.
Results for 2022 included divestiture-related impacts of approximately $87 million (approximately $(180) million after-tax), which primarily consisted of (i) an approximate $618 million Philippines gain on sale recorded in revenues, (ii) an approximate $209 million Thailand gain on sale recorded in revenues, (iii) an approximate $(64) million incremental Australia consumer banking loss on sale recorded in revenues, (iv) an approximate $535 million goodwill impairment recorded in expenses and (v) an approximate $156 million of other aggregate divestiture-related costs.
Results for 2021 included divestiture-related impacts of approximately $(1.9) billion (approximately $(1.6) billion after-tax), which primarily consisted of (i) an approximate $(694) million Australia loss on sale recorded in revenues, (ii) an approximate $1.1 billion related to charges incurred from the voluntary early retirement program (VERP) in connection with the wind-down of the Korea consumer banking business recorded in expenses and (iii) contract modification costs related to the Asia divestitures of approximately $119 million recorded in expenses.
Revenues increased 3%, primarily driven by higher revenues in Asia Consumer and Mexico Consumer/SBMM, partially offset by lower Legacy Holdings Assets revenues.
Asia Consumer revenues increased 12%, primarily driven by the Philippines and Thailand gains on sale, versus the Australia loss on sale in the prior year, partially offset by the loss of revenues from the closing of the five exit markets and impacts of the ongoing Korea and Russia wind-downs.
Mexico Consumer/SBMM revenues increased 2%, as cards revenues in Mexico Consumer increased 7% and SBMM revenues increased 9%, primarily due to higher interest rates and higher deposit and loan growth. The increase in revenues was partially offset by a 1% decrease in retail banking revenues, primarily driven by lower fiduciary fees reflecting declines in equity market valuations.
Legacy Holdings Assets revenues of $(90) million decreased from $195 million in the prior year, largely driven by a CTA loss (net of hedges) recorded in AOCI in the second quarter of 2022, related to the substantial liquidation of a legacy U.K. consumer operation (for additional information, see “Corporate/Other” below and Note 2), as well as the continued wind-down of Legacy Holdings Assets.
Expenses decreased 6%, primarily driven by the absence of the $1.2 billion divestiture-related costs in the prior year, including the Korea VERP of approximately $1.1 billion and contract modification costs related to Asia divestiture markets of approximately $119 million, and the benefit from the closing of the five exit markets. The decline was partially offset by an approximate $535 million goodwill impairment in the first quarter of 2022, an approximate $70 million impairment of long-lived assets related to the Russia consumer banking business in the second quarter of 2022 and approximately $156 million of other aggregate divestiture-related costs.

Provisions were $571 million, compared to a benefit of $62 million in the prior year, primarily driven by a lower net ACL release, partially offset by lower net credit losses. Net credit losses decreased 58%, primarily reflecting improved delinquencies in both Asia Consumer and Mexico Consumer and the reclassification of loans and net credit losses to reflect HFS accounting as a result of the signing of sale agreements for the aforementioned consumer banking businesses in Asia Consumer.
The net ACL release was $136 million, compared to a net release of $1.6 billion in the prior year. The continued release primarily reflected further improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to Legacy Franchises’ future results, see “Executive Summary” above and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.

CORPORATE/OTHER

Activities not assigned to the operating segments (ICG, PBWM and Legacy Franchises) are included in Corporate/Other. Corporate/Other included certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations. At December 31, 2022, Corporate/Other had $96 billion in assets, primarily related to the investment securities.

In millions of dollars	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Net interest income	$2,410	$599	$(298)	NM	NM
Non-interest revenue	(967)	(129)	112	NM	NM
Total revenues, net of interest expense	$1,443	$470	$(186)	NM	NM
Total operating expenses	$953	$1,375	$1,549	(31)%	(11)%
Provisions (releases) for HTM debt securities and other assets	$3	$(2)	$2	NM	NM
Income (loss) from continuing operations before taxes	$487	$(903)	$(1,737)	NM	48%
Income taxes (benefits)	(630)	(888)	(853)	29%	(4)
Income (loss) from continuing operations	$1,117	$(15)	$(884)	NM	98%
Income (loss) from discontinued operations, net of taxes	(231)	7	(20)	NM	NM
Net income (loss) before attribution of noncontrolling interests	$886	$(8)	$(904)	NM	99%
Noncontrolling interests	7	—	(4)	—%	100
Net income (loss)	$879	$(8)	$(900)	NM	99%

NM Not meaningful

2022 vs. 2021
Net income was $879 million, compared to a net loss of $8 million in the prior year, reflecting higher revenues and lower expenses, partially offset by lower income tax benefits and a second quarter of 2022 release of a CTA loss (net of hedges) from AOCI, recorded in discontinued operations, related to the substantial liquidation of a U.K. consumer legacy operation (for additional information, see “Legacy Franchises” above and Note 2).
Revenues were $1.4 billion, compared to $470 million in the prior year, driven by higher net interest income, partially offset by lower non-interest revenue. The higher net interest income was primarily due to the investment portfolio driven by higher balances, higher interest rates and lower mortgage-backed securities prepayments, partially offset by higher cost of funds related to higher institutional certificates of deposit. The lower non-interest revenue was primarily due to the absence of mark-to-market gains in the prior year as well as higher hedging costs.
Expenses decreased 31%, primarily driven by lower consulting expenses and the impact of certain legal settlements.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Executive Summary” above and “Risk Factors” below.

CAPITAL RESOURCES

Overview
Capital is used principally to support assets in Citi’s businesses and to absorb potential losses, including credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock and noncumulative perpetual preferred stock, among other issuances. Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards, as well as the impact of future events on Citi’s business results, such as the signing or closing of divestitures and changes in interest and foreign exchange rates.
During 2022, Citi returned a total of $7.3 billion of capital to common shareholders in the form of $4.0 billion in dividends and $3.3 billion in share repurchases totaling approximately 56 million common shares. Citi has continued to pause common share repurchases in order to absorb any temporary capital impacts related to any potential signing of a sale agreement for its Mexico Consumer and Small Business and Middle-Market Banking (Mexico Consumer/SBMM) business (for additional information, see “Executive Summary—Macroeconomic and Other Risks and Uncertainties” above) and to continue to have ample capital to serve its clients. For additional information on capital-related trends, uncertainties and risks related to Citi’s exit businesses, including the impact of CTA losses, see “Executive Summary” above and “Risk Factors—Strategic Risks” and “—Operational Risks” below.

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
The Citigroup Capital Committee, with oversight from the Risk Management Committee of Citigroup’s Board of Directors, has responsibility for Citi’s aggregate capital structure, including the capital assessment and planning process, which is integrated into Citi’s capital plan. Balance sheet management, including oversight of capital adequacy, for Citigroup and its subsidiaries is governed by each entity’s Asset and Liability Committee, where applicable.
For additional information regarding Citi’s capital planning and stress testing exercises, see “Stress Testing Component of Capital Planning” below.

Current Regulatory Capital Standards
Citi is subject to regulatory capital rules issued by the Federal Reserve Board (FRB), in coordination with the OCC and FDIC, including the U.S. implementation of the Basel III rules (for information on potential changes to the Basel III rules, see “Basel III Revisions” below). These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios.

Risk-Based Capital Ratios
The U.S. Basel III rules set forth the composition of regulatory capital (including the application of regulatory capital adjustments and deductions), as well as two comprehensive methodologies (a Standardized Approach and Advanced Approaches) for measuring total risk-weighted assets.
Total risk-weighted assets under the Standardized Approach include credit and market risk-weighted assets, which are generally prescribed supervisory risk weights. Total risk-weighted assets under the Advanced Approaches, which are primarily model based, include credit, market and operational risk-weighted assets. As a result, credit risk-weighted assets calculated under the Advanced Approaches are more risk sensitive than those calculated under the Standardized Approach. Market risk-weighted assets are currently calculated on a generally consistent basis under both the Standardized and Advanced Approaches. The Standardized Approach does not include operational risk-weighted assets.
Under the U.S. Basel III rules, Citigroup is required to maintain several regulatory capital buffers above the stated minimum capital requirements to avoid certain limitations on capital distributions and discretionary bonus payments to executive officers. Accordingly, for the fourth quarter of 2022, Citigroup’s required regulatory CET1 Capital ratio was 11.5% under the Standardized Approach (incorporating its Stress Capital Buffer of 4.0% and GSIB (global systemically important bank) surcharge of 3.0%) and 10.0% under the Advanced Approaches (inclusive of the fixed 2.5% Capital Conservation Buffer and GSIB surcharge of 3.0%).
In addition, commencing January 1, 2023, Citi’s GSIB surcharge increased from 3.0% to 3.5%, which is applicable to both the Standardized and Advanced Approaches, resulting in a required CET1 Capital ratio of 12.0% under the Standardized Approach and 10.5% under the Advanced Approaches, both as of such date (for additional information, see “GSIB Surcharge” below).
Similarly, Citigroup’s primary subsidiary, Citibank, N.A. (Citibank), is required to maintain minimum regulatory capital ratios plus applicable regulatory buffers, as well as hold sufficient capital to be considered “well capitalized” under the Prompt Corrective Action framework. In effect, Citibank’s required CET1 Capital ratio was 7.0% under both the Standardized and Advanced Approaches, which is the sum of the minimum 4.5% CET1 requirement and a fixed 2.5% Capital Conservation Buffer. For additional information, see “Regulatory Capital Buffers” and “Prompt Corrective Action Framework” below.
Further, the U.S. Basel III rules implement the “capital floor provision” of the Dodd-Frank Act (the so-called “Collins Amendment”), which requires banking organizations to calculate “generally applicable” capital requirements. As a result, Citi must calculate each of the three risk-based capital ratios (CET1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach and the Advanced Approaches and comply with the more binding of each of the resulting risk-based capital ratios.

Tier 1 Leverage Ratio
Under the U.S. Basel III rules, Citigroup is also required to maintain a minimum Tier 1 Leverage ratio of 4.0%. Similarly, Citibank is required to maintain a minimum Tier 1 Leverage ratio of 5.0% to be considered “well capitalized” under the Prompt Corrective Action framework. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Supplementary Leverage Ratio
Citi is also required to calculate a Supplementary Leverage ratio (SLR), which differs from the Tier 1 Leverage ratio by including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure). The SLR represents end-of-period Tier 1 Capital to Total Leverage Exposure. Total Leverage Exposure is defined as the sum of (i) the daily average of on-balance sheet assets for the quarter and (ii) the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. Advanced Approaches banking organizations are required to maintain a stated minimum SLR of 3.0%.
Further, U.S. GSIBs, including Citigroup, are subject to a 2.0% leverage buffer in addition to the 3.0% stated minimum SLR requirement, resulting in a 5.0% SLR. If a U.S. GSIB fails to exceed this requirement, it will be subject to increasingly stringent restrictions (depending upon the extent of the shortfall) on capital distributions and discretionary executive bonus payments.
Similarly, Citibank is required to maintain a minimum SLR of 6.0% to be considered “well capitalized” under the Prompt Corrective Action framework.

Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology
In 2020, the U.S. banking agencies issued a final rule that modified the regulatory capital transition provision related to the current expected credit losses (CECL) methodology. The rule does not have any impact on U.S. GAAP accounting.
The rule permitted banks to delay for two years the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology on January 1, 2020 until January 1, 2022, followed by a three-year transition to phase out the regulatory capital benefit provided by the delay.
In addition, for the ongoing impact of CECL, the agencies utilized a 25% scaling factor as an approximation of the increased reserve build under CECL compared to the previous incurred loss model and, therefore, allowed banks to add back to CET1 Capital an amount equal to 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the cumulative 25% change in CECL-based allowances between January 1, 2020 and December 31, 2021 started to be phased in to regulatory capital (i) at 25% per year on January 1 of each year over the three-year transition period and (ii) along with the delayed Day One impact.
Citigroup and Citibank elected the modified CECL transition provision provided by the rule. Accordingly, the Day One regulatory capital effects resulting from adoption of the CECL methodology, as well as the ongoing adjustments for 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021, started to be phased in on January 1, 2022 and will be fully reflected in Citi’s regulatory capital as of January 1, 2025.
As of December 31, 2022, Citigroup’s reported CET1 Capital ratio of 13.0% benefited from the deferrals of the CECL transition provision by 24 basis points. For additional information on Citigroup’s and Citibank’s regulatory capital ratios excluding the impact of the CECL transition provision, see “Capital Resources (Full Adoption of CECL)” below.

Regulatory Capital Buffers
Citigroup and Citibank are required to maintain several regulatory capital buffers above the stated minimum capital requirements. These capital buffers would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum regulatory capital ratio requirements.
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
As of December 31, 2022, Citi’s regulatory capital ratios exceeded the regulatory capital requirements. Accordingly, Citi is not subject to payout limitations as a result of the U.S. Basel III requirements.

Stress Capital Buffer
Citigroup is subject to the FRB’s Stress Capital Buffer (SCB) rule, which integrates the annual stress testing requirements with ongoing regulatory capital requirements. The SCB equals the peak-to-trough CET1 Capital ratio decline under the Supervisory Severely Adverse scenario over a nine-quarter period used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. SCB-based capital requirements are reviewed and updated annually by the FRB as part of the CCAR process. For additional information regarding CCAR and DFAST, see “Stress Testing Component of Capital Planning” below. The fixed 2.5% Capital Conservation Buffer will continue to apply under the Advanced Approaches (for additional information, see below).
In August 2022, the FRB finalized and announced Citi’s SCB requirement of 4.0% for the four-quarter window starting from October 1, 2022 to September 30, 2023.
Accordingly, as of October 1, 2022, Citi is required to maintain an 11.5% required regulatory CET1 Capital ratio under the Standardized Approach, incorporating this SCB and its GSIB surcharge of 3.0%. Previously, from October 1, 2021 through September 30, 2022, Citi had been subject to a 3.0% SCB, and a 10.5% required regulatory CET1 Capital ratio under the Standardized Approach. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.0%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.

Capital Conservation Buffer and Countercyclical Capital Buffer
Citigroup is subject to a fixed 2.5% Capital Conservation Buffer under the Advanced Approaches. Citibank is subject to the fixed 2.5% Capital Conservation Buffer under both the Advanced Approaches and the Standardized Approach.
In addition, Advanced Approaches banking organizations, such as Citigroup and Citibank, are subject to a discretionary Countercyclical Capital Buffer. The Countercyclical Capital Buffer is currently set at 0% by the U.S. banking agencies.

GSIB Surcharge
The FRB imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as GSIBs, including Citi. The GSIB surcharge augments the SCB, Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer.
A U.S. bank holding company that is designated a GSIB is required, on an annual basis, to calculate a surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the Basel Committee’s GSIB methodology. Under the second method (“method 2”), the substitutability category under the Basel Committee’s GSIB methodology is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges calculated during 2022 will be based on 2021 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will result in a higher surcharge than its surcharge determined under method 1.
Should a GSIB’s systemic importance change year-over-year, such that it becomes subject to a higher GSIB surcharge, the higher surcharge would become effective on January 1 of the year that is one full calendar year after the increased GSIB surcharge was calculated (e.g., a higher surcharge calculated in 2024 using data as of December 31, 2023 would not become effective until January 1, 2026). However, if a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge on January 1 of the year immediately following the calendar year in which the decreased GSIB surcharge was calculated (e.g., a lower surcharge calculated in 2024 using data as of December 31, 2023 would become effective January 1, 2025).
The following table presents Citi’s effective GSIB surcharge as determined under method 1 and method 2 during 2022 and 2021:

	2022	2021
Method 1	2.0%	2.0%
Method 2	3.0	3.0

Citi’s GSIB surcharge effective during both 2022 and 2021 was 3.0%, as derived under the higher method 2 result. Citi’s GSIB surcharge effective for 2023 has increased from 3.0% to 3.5%, as derived under the higher method 2 result.
Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge. Accordingly, based on Citi’s method 2 result as of December 31, 2021 and its estimated method 2 result as of December 31, 2022, Citi’s GSIB surcharge is expected to remain at 3.5% effective January 1, 2024. Citi’s GSIB surcharge effective for 2025 will likely be based on the lower of its method 2 scores for year-end 2022 and 2023 and, therefore, is not expected to exceed 3.5%.

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
Accordingly, an insured depository institution, such as Citibank, must maintain minimum CET1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” Citibank was “well capitalized” as of December 31, 2022.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6.0%, a Total Capital ratio of at least 10.0% and not be subject to a FRB directive to maintain higher capital levels.

Stress Testing Component of Capital Planning
Citi is subject to an annual assessment by the FRB as to whether Citigroup has effective capital planning processes as well as sufficient regulatory capital to absorb losses during stressful economic and financial conditions, while also meeting obligations to creditors and counterparties and continuing to serve as a credit intermediary. This annual assessment includes two related programs: the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST).
For the largest and most complex firms, such as Citi, CCAR includes a qualitative evaluation of a firm’s abilities to determine its capital needs on a forward-looking basis. In conducting the qualitative assessment, the FRB evaluates firms’ capital planning practices, focusing on six areas of capital planning: governance, risk management, internal controls, capital policies, incorporating stressful conditions and events, and estimating impact on capital positions. As part of the CCAR process, the FRB evaluates Citi’s capital adequacy, capital adequacy process and its planned capital distributions, such as dividend payments and common share repurchases. The FRB assesses whether Citi has sufficient capital to continue operations throughout times of economic and financial market stress and whether Citi has robust, forward-looking capital planning processes that account for its unique risks.
All CCAR firms, including Citi, are subject to a rigorous evaluation of their capital planning process. Firms with weak practices may be subject to a deficient supervisory rating, and potentially an enforcement action, for failing to meet supervisory expectations. For additional information regarding CCAR, see “Risk Factors—Strategic Risks” below.
DFAST is a forward-looking quantitative evaluation of the impact of stressful economic and financial market conditions on Citi’s regulatory capital. This program serves to inform the FRB and the general public as to how Citi’s regulatory capital ratios might change using a hypothetical set of adverse economic conditions as designed by the FRB. In addition to the annual supervisory stress test conducted by the FRB, Citi is required to conduct annual company-run stress tests under the same adverse economic conditions designed by the FRB.

Both CCAR and DFAST include an estimate of projected revenues, losses, reserves, pro forma regulatory capital ratios and any other additional capital measures deemed relevant by Citi. Projections are required over a nine-quarter planning horizon under two supervisory scenarios (baseline and severely adverse conditions). All risk-based capital ratios reflect application of the Standardized Approach framework under the U.S. Basel III rules.
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
Citigroup and Citibank are required to disclose the results of their company-run stress tests.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of December 31, 2022, September 30, 2022 and December 31, 2021:

	Advanced Approaches			Standardized Approach
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022	September 30, 2022	December 31, 2021
CET1 Capital ratio(1)	10.0%	10.0%	10.0%	11.5%	10.5%	10.5%
Tier 1 Capital ratio(1)	11.5	11.5	11.5	13.0	12.0	12.0
Total Capital ratio(1)	13.5	13.5	13.5	15.0	14.0	14.0

(1)Beginning October 1, 2022, Citi’s required risk-based capital ratios included the 4.0% SCB and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of CET1 Capital). For prior periods presented, Citi’s required risk-based capital ratios included the 3.0% SCB and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches. Commencing January 1, 2023, Citi’s GSIB surcharge increased from 3.0% to 3.5%, which is applicable to both the Standardized Approach and Advanced Approaches. See “Regulatory Capital Buffers” above for more information.

The following tables present Citi’s capital components and ratios as of December 31, 2022, September 30, 2022 and December 31, 2021:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022	September 30, 2022	December 31, 2021
CET1 Capital(1)	$148,930	$144,567	$149,305	$148,930	$144,567	$149,305
Tier 1 Capital(1)	169,145	164,830	169,568	169,145	164,830	169,568
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	188,839	185,046	194,006	197,543	193,871	203,838
Total Risk-Weighted Assets	1,221,538	1,226,578	1,209,374	1,142,985	1,176,749	1,219,175
Credit Risk(1)	$851,875	$849,769	$840,483	$1,069,992	$1,096,384	$1,135,906
Market Risk	71,889	78,748	78,634	72,993	80,365	83,269
Operational Risk	297,774	298,061	290,257	—	—	—
CET1 Capital ratio(2)	12.19%	11.79%	12.35%	13.03%	12.29%	12.25%
Tier 1 Capital ratio(2)	13.85	13.44	14.02	14.80	14.01	13.91
Total Capital ratio(2)	15.46	15.09	16.04	17.28	16.48	16.72

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2022	September 30, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(1)(3)		$2,395,863	$2,364,564	$2,351,434
Total Leverage Exposure(1)(4)		2,906,773	2,888,535	2,957,764
Tier 1 Leverage ratio	4.0%	7.06%	6.97%	7.21%
Supplementary Leverage ratio	5.0	5.82	5.71	5.73

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above.
(2)Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(3)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.0% as of December 31, 2022, relative to a required regulatory CET1 Capital ratio of 11.5% as of such date under the Standardized Approach. This compares to a CET1 Capital ratio of 12.3% as of September 30, 2022 and 12.2% as of December 31, 2021, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Standardized Approach.
Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.2% as of December 31, 2022, compared to 11.8% as of September 30, 2022 and 12.3% as of December 31, 2021, relative to a required regulatory CET1 Capital ratio of 10.0% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from September 30, 2022, driven primarily by net income, business actions to reduce RWA, beneficial net movements in AOCI and impacts from the closing of Asia consumer banking business sales, partially offset by the payment of common dividends.
Citi’s CET1 Capital ratio increased under the Standardized Approach from year-end 2021, due to the net income of $14.8 billion, impacts from the closing of the Australia, Philippines and other Asia consumer banking business sales and business actions to reduce RWA, partially offset by the return of capital to common shareholders and interest rate impacts on Citigroup’s investment portfolio. The increase in Citi’s CET1 Capital ratio was also partially offset by the impact of adopting the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022.
Citi’s CET1 Capital ratio decreased under the Advanced Approaches from year-end 2021, due to the return of capital to common shareholders, the interest rate impacts on Citigroup’s investment portfolio and the impact of adopting the SA-CCR, partially offset by the net income of $14.8 billion and the impacts from the closing of the Australia, Philippines and other Asia consumer banking business sales.
For additional information on SA-CCR, see “Standardized Approach for Counterparty Credit Risk” below.

Components of Citigroup Capital

In millions of dollars	December 31, 2022	December 31, 2021
CET1 Capital
Citigroup common stockholders’ equity(1)	$182,325	$183,108
Add: Qualifying noncontrolling interests	128	143
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	2,271	3,028
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(2,522)	101
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	1,441	(896)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	19,007	20,619
Identifiable intangible assets other than MSRs, net of related DTLs	3,411	3,800
Less: Defined benefit pension plan net assets; other	1,935	2,080
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	12,197	11,270
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	325	—
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$148,930	$149,305
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,864	$18,864
Qualifying trust preferred securities(6)	1,406	1,399
Qualifying noncontrolling interests	30	34
Regulatory capital deductions:
Less: Other	85	34
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,215	$20,263
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$169,145	$169,568
Tier 2 Capital
Qualifying subordinated debt	$15,530	$20,064
Qualifying trust preferred securities(7)	—	248
Qualifying noncontrolling interests	37	42
Eligible allowance for credit losses(2)(8)	13,426	14,209
Regulatory capital deduction:
Less: Other	595	293
Total Tier 2 Capital (Standardized Approach)	$28,398	$34,270
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$197,543	$203,838
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(8,704)	$(9,832)
Total Tier 2 Capital (Advanced Approaches)	$19,694	$24,438
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$188,839	$194,006
(1)Issuance costs of $131 million related to outstanding noncumulative perpetual preferred stock at December 31, 2022 and 2021 were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $27.7 billion of net DTAs at December 31, 2022, $12.2 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $0.3 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of December 31, 2022. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At December 31, 2022, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. At December 31, 2021, none of these assets were in excess of the 10%/15% limitations.
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
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $4.7 billion and $4.4 billion at December 31, 2022 and December 31, 2021, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three months ended December 31, 2022	Twelve months ended December 31, 2022
CET1 Capital, beginning of period	$144,567	$149,305
Net income	2,513	14,845
Common and preferred dividends declared	(1,241)	(5,060)
Net change in treasury stock	10	(2,727)
Net increase in common stock and additional paid-in capital	111	455
Net change in CTA net of hedges, net of tax	1,571	(2,472)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	974	(5,384)
Net change in defined benefit plans liability adjustment, net of tax	(22)	97
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	168	(307)
Net change in excluded component of fair value hedges	(32)	55
Net change in goodwill, net of related DTLs	(211)	1,612
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	81	389
Net change in defined benefit pension plan net assets	(7)	61
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(507)	(927)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	936	(325)
Net decrease in CECL 25% provision deferral	—	(757)
Other	19	70
Net change in CET1 Capital	$4,363	$(375)
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$148,930	$148,930
Additional Tier 1 Capital, beginning of period	$20,263	$20,263
Net increase in qualifying trust preferred securities	2	7
Other	(50)	(55)
Net decrease in Additional Tier 1 Capital	$(48)	$(48)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$169,145	$169,145
Tier 2 Capital, beginning of period (Standardized Approach)	$29,041	$34,270
Net decrease in qualifying subordinated debt	(149)	(4,534)
Net decrease in eligible allowance for credit losses	(326)	(783)
Other	(168)	(555)
Net decrease in Tier 2 Capital (Standardized Approach)	$(643)	$(5,872)
Tier 2 Capital, end of period (Standardized Approach)	$28,398	$28,398
Total Capital, end of period (Standardized Approach)	$197,543	$197,543
Tier 2 Capital, beginning of period (Advanced Approaches)	$20,216	$24,438
Net decrease in qualifying subordinated debt	(149)	(4,534)
Net increase in excess of eligible credit reserves over expected credit losses	(205)	345
Other	(168)	(555)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(522)	$(4,744)
Tier 2 Capital, end of period (Advanced Approaches)	$19,694	$19,694
Total Capital, end of period (Advanced Approaches)	$188,839	$188,839

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three months ended December 31, 2022	Twelve months ended December 31, 2022
Total Risk-Weighted Assets, beginning of period	$1,176,749	$1,219,175
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(4,243)	(26,061)
Repo-style transactions(2)	(225)	(15,302)
Securitization exposures(3)	2,928	4,886
Equity exposures(4)	3,751	453
Over-the-counter (OTC) derivatives(5)	(27,320)	(4,619)
Other exposures(6)	(1,911)	(10,718)
Off-balance sheet exposures(7)	628	(14,553)
Net decrease in Credit Risk-Weighted Assets	$(26,392)	$(65,914)
Changes in Market Risk-Weighted Assets
Risk levels	$(8,974)	$(15,961)
Model and methodology updates	1,602	5,685
Net decrease in Market Risk-Weighted Assets(8)	$(7,372)	$(10,276)
Total Risk-Weighted Assets, end of period	$1,142,985	$1,142,985

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three and 12 months ended December 31, 2022 primarily due to Asia consumer divestitures and a decrease in corporate lending, partially offset by an increase in card activities.
(2)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the 12 months ended December 31, 2022 primarily due to reduced exposure in repurchase agreements and securities lending, as well as a decrease in margin loans.
(3)Securitization exposures increased during the three and 12 months ended December 31, 2022 primarily due to new exposures.
(4)Equity exposures increased during the three months ended December 31, 2022 primarily due to increases in market value of various investments.
(5)OTC derivatives decreased during the three months ended December 31, 2022 primarily due to decreases across FX, commodities and equities. OTC derivatives decreased during the 12 months ended December 31, 2022 primarily due to decreases in rates, FX, commodities and equities, partially offset by the impact from the adoption of SA-CCR. For additional information on SA-CCR, see “Standardized Approach for Counterparty Credit Risk” below.
(6)Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures decreased during the 12 months ended December 31, 2022 primarily due to decreases in centrally cleared derivatives and default fund contributions, partially offset by an increase in fixed assets.
(7)Off-balance sheet exposures decreased during the 12 months ended December 31, 2022 primarily due to a decrease in loan commitments.
(8)Market risk-weighted assets decreased during the three and 12 months ended December 31, 2022 primarily due to exposure changes, partially offset by changes in model inputs regarding volatility and the correlation between market risk factors.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three months ended December 31, 2022	Twelve months ended December 31, 2022
Total Risk-Weighted Assets, beginning of period	$1,226,578	$1,209,374
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	4,610	12,633
Wholesale exposures(2)	2,094	(14,843)
Repo-style transactions(3)	390	(10,694)
Securitization exposures(4)	2,916	5,057
Equity exposures(5)	3,795	948
Over-the-counter (OTC) derivatives(6)	(11,929)	(2,667)
Derivatives CVA(7)	(2,067)	19,667
Other exposures(8)	2,026	1,725
Supervisory 6% multiplier	271	(434)
Net increase in Credit Risk-Weighted Assets	$2,106	$11,392
Changes in Market Risk-Weighted Assets
Risk levels	$(8,461)	$(12,430)
Model and methodology updates	1,602	5,685
Net decrease in Market Risk-Weighted Assets(9)	$(6,859)	$(6,745)
Net change in Operational Risk-Weighted Assets(10)	$(287)	$7,517
Total Risk-Weighted Assets, end of period	$1,221,538	$1,221,538

(1)Retail exposures increased during the three months ended December 31, 2022 primarily due to an increase in card activities, partially offset by a decrease from divestitures. Retail exposures increased during the 12 months ended December 31, 2022 primarily due to increases in card activities, consumer loans and model recalibrations, partially offset by a decrease from divestitures.
(2)Wholesale exposures decreased during the 12 months ended December 31, 2022 primarily due to decreases in wholesale loans and available-for-sale securities.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the 12 months ended December 31, 2022 primarily due to reduced exposure in repurchase agreements and securities lending, as well as a decrease in margin loans.
(4)Securitization exposures increased during the three and 12 months ended December 31, 2022 primarily driven by new exposures.
(5)Equity exposures increased during the three months ended December 31, 2022 primarily due to increases in market value of various investments.
(6)OTC derivatives decreased during the three months ended December 31, 2022 primarily due to exposure decreases across FX and commodities. OTC derivatives decreased during the 12 months ended December 31, 2022 primarily due to exposure decreases across FX and commodities, partially offset by the impact from the adoption of SA-CCR. For additional information on SA-CCR, see “Standardized Approach for Counterparty Credit Risk” below.
(7)Derivatives CVA increased during the 12 months ended December 31, 2022 primarily due to the adoption of SA-CCR. For additional information on SA-CCR, see “Standardized Approach for Counterparty Credit Risk” below.
(8)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three and 12 months ended December 31, 2022 primarily due to an increase in fixed assets.
(9)Market risk-weighted assets decreased during the three and 12 months ended December 31, 2022 primarily due to exposure changes, partially offset by changes in model inputs regarding volatility and the correlation between market risk factors.
(10)Operational risk-weighted assets increased during the 12 months ended December 31, 2022 primarily due to new model severity updates.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of December 31, 2022, September 30, 2022 and December 31, 2021:

In millions of dollars, except ratios	December 31, 2022	September 30, 2022	December 31, 2021
Tier 1 Capital	$169,145	$164,830	$169,568
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,432,823	$2,401,767	$2,389,237
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	133,071	153,842	222,241
Effective notional of sold credit derivatives, net(4)	34,117	32,768	23,788
Counterparty credit risk for repo-style transactions(5)	17,169	16,997	25,775
Other off-balance sheet exposures	326,553	320,364	334,526
Total of certain off-balance sheet exposures	$510,910	$523,971	$606,330
Less: Tier 1 Capital deductions	36,960	37,203	37,803
Total Leverage Exposure	$2,906,773	$2,888,535	$2,957,764
Supplementary Leverage ratio	5.82%	5.71%	5.73%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above.
(3)Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.
(4)Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.
(5)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing or securities lending transactions.

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at December 31, 2022, compared to 5.7% at September 30, 2022 and December 31, 2021. The quarter-over-quarter increase was primarily driven by an increase in Tier 1 Capital due to net income in the fourth quarter of 2022 and beneficial net movements in AOCI, partially offset by an increase in Total Leverage Exposure. The year-over-year increase was primarily driven by a decrease in Total Leverage Exposure.

Capital Resources of Citigroup’s Subsidiary U.S.
Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2022, September 30, 2022 and December 31, 2021:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022	September 30, 2022	December 31, 2021
CET1 Capital(2)		$149,593	$147,938	$148,548	$149,593	$147,938	$148,548
Tier 1 Capital(2)		151,720	150,062	150,679	151,720	150,062	150,679
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		165,131	165,171	166,921	172,647	172,916	175,427
Total Risk-Weighted Assets		1,003,747	1,046,884	1,017,774	982,914	1,024,923	1,066,015
Credit Risk(2)		$728,082	$762,660	$737,802	$948,150	$983,949	$1,016,293
Market Risk		34,403	40,676	48,089	34,764	40,974	49,722
Operational Risk		241,262	243,548	231,883	—	—	—
CET1 Capital ratio(4)(5)	7.0%	14.90%	14.13%	14.60%	15.22%	14.43%	13.93%
Tier 1 Capital ratio(4)(5)	8.5	15.12	14.33	14.80	15.44	14.64	14.13
Total Capital ratio(4)(5)	10.5	16.45	15.78	16.40	17.56	16.87	16.46

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2022	September 30, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(2)(6)		$1,738,744	$1,694,381	$1,716,596
Total Leverage Exposure(2)(7)		2,189,541	2,147,923	2,236,839
Tier 1 Leverage ratio(5)	5.0%	8.73%	8.86%	8.78%
Supplementary Leverage ratio(5)	6.0	6.93	6.99	6.74

(1)Citibank’s required risk-based capital ratios are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of CET1 Capital).
(2)Citibank’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above.
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
(4)Citibank’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of December 31, 2022 and September 30, 2022, and under the Basel III Standardized Approach as of December 31, 2021, whereas Citibank’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(5)Citibank must maintain required CET1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. Citibank must also maintain a required Supplementary Leverage ratio of 6.0% to be considered “well capitalized.”
(6)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(7)Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at December 31, 2022 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of December 31, 2022.
As presented in the table above, Citibank’s Supplementary Leverage ratio was 6.9% at December 31, 2022, compared to 7.0% at September 30, 2022 and 6.7% at December 31, 2021. The quarter-over-quarter decrease was primarily driven by an increase in Total Leverage Exposure, partially offset by an increase in Tier 1 Capital due to net income in the fourth quarter of 2022 and beneficial net movements in AOCI. The year-over-year increase was primarily driven by a decrease in Total Leverage Exposure.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of December 31, 2022. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.3
Standardized Approach	0.9	1.1	0.9	1.3	0.9	1.5
Citibank
Advanced Approaches	1.0	1.5	1.0	1.5	1.0	1.6
Standardized Approach	1.0	1.5	1.0	1.6	1.0	1.8

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At December 31, 2022, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $13 billion, which exceeded the minimum requirement by $8 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at December 31, 2022, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2022.

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
The RWA-based TLAC buffer equals the 2.5% Capital Conservation Buffer, plus any applicable Countercyclical Capital Buffer (currently 0%), plus the GSIB’s capital surcharge as determined under method 1 of the GSIB surcharge rule (2.0% for Citi for 2022). Accordingly, Citi’s total current minimum TLAC requirement was 22.5% of RWA for 2022.

Minimum Long-Term Debt (LTD) Requirement
The minimum LTD requirement is the greater of (i) 6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.0% for Citi for 2022), for a total current requirement of 9% of RWA for Citi, and (ii) 4.5% of the GSIB’s total leverage exposure.

The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement.

	December 31, 2022
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$334	$160
% of Advanced Approaches risk- weighted assets	27.3%	13.1%
Regulatory requirement(1)(2)	22.5	9.0
Surplus amount	$59	$50
% of Total Leverage Exposure	11.5%	5.5%
Regulatory requirement	9.5	4.5
Surplus amount	$58	$29

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.0%.

As of December 31, 2022, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $29 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” below.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of December 31, 2022:

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.0%	11.5%	11.96%	12.79%	7.0%	14.70%	15.01%
Tier 1 Capital ratio	11.5	13.0	13.62	14.56	8.5	14.91	15.23
Total Capital ratio	13.5	15.0	15.24	17.06	10.5	16.25	17.36

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Tier 1 Leverage ratio	4.0%	6.94%	5.0%	8.61%
Supplementary Leverage ratio	5.0	5.71	6.0	6.84

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)Citibank’s required capital ratios were the same under the Standardized Approach and the Advanced Approaches framework.

Standardized Approach for Counterparty Credit Risk
In 2020, the U.S. banking agencies adopted the Standardized Approach for Counterparty Credit Risk (SA-CCR) to calculate exposure for all derivative contracts at the netting set level. In addition, SA-CCR is used in numerous other instances throughout the regulatory framework, including but not limited to the Supplementary Leverage ratio, certain components of the GSIB score, single counterparty credit limits and legal lending limits.
As previously disclosed, Citi adopted SA-CCR as of the mandatory compliance date of January 1, 2022. Adoption of SA-CCR increased Citigroup’s Standardized RWA by approximately $51 billion, which resulted in a 49 basis points decrease to Citigroup’s CET1 Capital ratio under the Standardized Approach on January 1, 2022.
Adoption of SA-CCR also increased Citigroup’s Advanced RWA by approximately $29 billion, which resulted in a 29 basis points decrease to Citigroup’s CET1 Capital ratio under the Advanced Approaches on January 1, 2022.

Regulatory Capital Standards Developments

Basel III Revisions
As described above, the U.S. banking agencies implemented a number of international capital standards adopted by the Basel Committee on Banking Supervision (Basel Committee), following the Global Financial Crisis regulatory reforms (see the U.S. Basel III rules discussion above). The Basel Committee finalized the Basel III reforms in December 2017, which included revisions to the methodologies in deriving credit, market and operational risk-weighted assets, the imposition of a new aggregate output floor for risk-weighted assets and revisions to the leverage ratio framework.
The U.S. banking agencies may revise the U.S. Basel III rules in the future, in response to the Basel Committee’s final Basel III reforms. For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks” below.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). RoTCE represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share represents average TCE divided by average common shares outstanding. Other companies may calculate these measures differently. TCE, RoTCE and tangible book value per share are non-GAAP financial measures. Citi believes TCE, TBV and RoTCE provide alternative measures of capital strength and performance for investors, industry analysts and others.

	At December 31,
In millions of dollars or shares, except per share amounts	2022	2021	2020	2019	2018
Total Citigroup stockholders’ equity	$201,189	$201,972	$199,442	$193,242	$196,220
Less: Preferred stock	18,995	18,995	19,480	17,980	18,460
Common stockholders’ equity	$182,194	$182,977	$179,962	$175,262	$177,760
Less:
Goodwill	19,691	21,299	22,162	22,126	22,046
Identifiable intangible assets (other than MSRs)	3,763	4,091	4,411	4,327	4,636
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	589	510	—	—	—
Tangible common equity (TCE)	$158,151	$157,077	$153,389	$148,809	$151,078
Common shares outstanding (CSO)	1,937.0	1,984.4	2,082.1	2,114.1	2,368.5
Book value per share (common stockholders’ equity/CSO)	$94.06	$92.21	$86.43	$82.90	$75.05
Tangible book value per share (TCE/CSO)	81.65	79.16	73.67	70.39	63.79
	For the year ended December 31,
In millions of dollars	2022	2021	2020	2019	2018
Net income available to common shareholders	$13,813	$20,912	$9,952	$18,292	$16,871
Average common stockholders’ equity	180,093	182,421	175,508	177,363	179,497
Average TCE	155,943	156,253	149,892	150,994	153,343
Return on average common stockholders’ equity	7.7%	11.5%	5.7%	10.3%	9.4%
RoTCE	8.9	13.4	6.6	12.1	11.0

RISK FACTORS

The following discussion presents what management currently believes could be the material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties that Citi may face. For additional information about risks and uncertainties that could impact Citi, see “Executive Summary” and each respective business’ results of operations above and “Managing Global Risk” below. The following risk factors are categorized to improve the readability and usefulness of the risk factor disclosure, and, while the headings and risk factors generally align with Citi’s risk categorization, in certain instances the risk factors may not directly correspond with how Citi categorizes or manages its risks.

MARKET-RELATED RISKS

Macroeconomic, Geopolitical and Other Challenges and Uncertainties Could Continue to Have a Negative Impact on Citi.
Citi has experienced, and could experience in the future, negative impacts to its businesses, results of operations and financial condition as a result of various macroeconomic, geopolitical and other challenges, uncertainties and volatility. These include, among other things, significantly elevated levels of inflation, higher interest rates, global supply shocks and lower economic growth rates, as well as an increasing risk of recession in Europe, the U.S. and other countries.
For example, in 2022, the U.S., the U.K., the EU and other economies experienced significantly higher levels of widespread inflation. As a result, the Federal Reserve Board (FRB) and other central banks have substantially raised interest rates, reduced the size of their balance sheets and taken other actions in an aggressive effort to curb inflation. These actions are expected to slow economic growth, increase the risk of recession and increase the unemployment rate in the U.S. and other countries, all of which would likely adversely affect Citi’s consumer and institutional clients, businesses and results of operations. Elevated levels of inflation are also expected to continue to result in higher labor and other costs, thus putting further pressure on Citi’s expenses.
Interest rates on loans Citi makes are typically based off or set at a spread over a benchmark interest rate and would likely decline or rise as benchmark rates decline or rise, respectively. While Citi expects its overall net interest income would generally increase due to higher interest rates, higher rates could adversely affect its funding costs, levels of deposits in its consumer and institutional businesses and certain business or product revenues. Citi’s net interest income could be adversely affected due to a flattening (a lower spread between shorter-term versus longer-term interest rates) or longer lasting or more severe inversion (shorter-term interest rates exceeding longer-term interest rates) of the interest rate yield curve, as Citi, similar to other banks, typically pays interest on deposits based on shorter-term interest rates and earns money on loans based on longer-term interest rates. For additional information on Citi’s interest rate risk, see “Managing Global Risk—Market Risk—Banking Book Interest Rate Risk” below. Additionally, Citi’s balance sheet includes interest-rate sensitive fixed-rate assets such as U.S. Treasuries, U.S. agency securities and residential mortgages, among others, whose valuation would be adversely impacted in a rising-rate environment and/or whose hedging costs may increase.
Russia’s war in Ukraine has caused supply shocks in energy, food and other commodities markets, worsened inflation, increased cybersecurity risks, increased the risk of recession in Europe and heightened geopolitical tensions. Actions by Russia, and any further measures taken by the U.S. or its allies, could continue to have negative impacts on regional and global energy and other commodities and financial markets and macroeconomic conditions, adversely impacting jurisdictions where Citi operates and Citi’s customers, clients and employees. Citi’s ability to continue to reduce its operations and exposure in Russia, including completion of the wind-down of its consumer and local commercial banking operations and nearly all of its institutional banking services in the country, may be negatively impacted by macroeconomic challenges and uncertainties, local market conditions, and sanctions and other governmental regulations or actions.
Moreover, Citi’s remaining operations in Russia subject Citi to various other risks, among which are foreign currency volatility, including appreciations or devaluations; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business, including, without limitation, its provision to its customers of certain securities services; sanctions or asset freezes; and other deconsolidation events. Examples of triggers that may result in deconsolidation of Citi’s subsidiary bank in Russia, AO Citibank, include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. In the event of a loss of control of AO Citibank, Citi would be required to write off its net investment in the entity, recognize a CTA loss through earnings and recognize a loss on intercompany liabilities owed by AO Citibank to other Citi entities outside of Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss through earnings and would evaluate its remaining net investment as circumstances evolve. Additionally, Citi may incur reputational harm if its actions are perceived to be misaligned with Citi’s announced reductions of its operations and exposure in Russia. For additional information about these risks, see the operational processes and systems, cybersecurity and emerging markets risk factors and “Managing Global Risk—Other Risks—Country Risk—Russia” below.
COVID-19 is expected to continue to adversely affect global health and could negatively impact macroeconomic conditions in 2023. The extent of the impact remains uncertain and will largely depend on future developments in China, the U.S. and other countries, such as the severity and duration of the public health consequences, including the course of variants; the public response; and government actions. COVID-19 could again disrupt supply chains, worsen inflation and reduce economic activity. These factors could adversely impact Citi’s businesses and results of operations and financial condition.
Additional areas of uncertainty include, among others, economic and geopolitical challenges related to China, including related policy actions, distress in Chinese real estate finance and other credit markets, tensions or conflicts between China and Taiwan and/or between China and the U.S.; significant disruptions and volatility in financial markets, including foreign currency volatility and devaluations and continued strength in the U.S. dollar; other geopolitical tensions and conflicts; protracted or widespread trade tensions; financial market, other economic and political disruption driven by populist movements and governments; natural disasters; other pandemics; and election outcomes, including the effects of divided government in the U.S., such as with respect to raising of the federal debt limit. For example, Citi’s market-making businesses can suffer losses resulting from the widening of credit spreads due to unanticipated changes in financial markets. Moreover, adverse developments or downturns in one or more of the world’s larger economies would likely have a significant impact on the global economy or the economies of other countries because of global financial and economic linkages.

STRATEGIC RISKS

Citi’s Ability to Return Capital to Common Shareholders Substantially Depends on Regulatory Capital Requirements, Including the Results of the CCAR Process and Dodd-Frank Act Regulatory Stress Tests.
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock dividend or through a share repurchase program, substantially depends, among other things, on regulatory capital requirements, including the annual recalibration of the Stress Capital Buffer (SCB), which is based upon the results of the CCAR process required by the FRB, and recalibration of the GSIB surcharge.
Citi’s ability to return capital also depends on its results of operations and financial condition, including the capital impact related to its remaining divestitures, such as, among other things, any temporary capital impact from CTA losses (net of hedges) between transaction signings and closings and achievement of the expected capital benefits from the divestitures (for additional information, see “Executive Summary” above and the continued investments risk factor below); Citi’s effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach, Supplementary Leverage ratio (SLR) and GSIB surcharge; its implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and deferred tax asset (DTA) utilization (see the ability to utilize DTA risk factor below).
Changes in regulatory capital rules, requirements or interpretations could continue to have a material impact on Citi’s regulatory capital. For example, on October 1, 2022, Citi’s required regulatory CET1 Capital ratio increased to 11.5% from 10.5% due to an increase in the SCB requirement (see below for information on calculation of the SCB). In addition, on January 1, 2023, Citi’s required regulatory CET1 Capital ratio further increased to 12% from 11.5% under the Standardized Approach, as the current GSIB surcharge increased to 3.5% from 3.0%. Due to these increases as well as macroeconomic uncertainty, Citi paused common share repurchases beginning as of the third quarter of 2022. In addition, the U.S. banking agencies are considering a number of changes to the U.S. regulatory capital framework in the future, including, but not limited to, revisions to the U.S. Basel III rules, and potential changes to the GSIB surcharge, SLR and discretionary Countercyclical Capital Buffer. All of these potential changes could negatively impact Citi’s regulatory capital position or increase Citi’s regulatory capital requirements.
All firms subject to CCAR requirements, including Citi, will continue to be subject to a rigorous regulatory evaluation of capital planning practices, including, but not limited to, governance, risk management, data quality and internal controls. Citi’s ability to return capital may be adversely impacted if such an evaluation of Citi results in negative findings. The FRB has stated that it expects capital adequacy practices to continue to evolve and to likely be determined by its yearly cross-firm review of capital plan submissions. Similarly, the FRB has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may continue to be altered, including the severity of the stress test scenario, the FRB modeling of Citi’s balance sheet, pre-provision net revenue and stress losses, and the addition of components deemed important by the FRB. For information on limitations on Citi’s ability to return capital to common shareholders, as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Overview” and “Capital Resources—Stress Testing Component of Capital Planning” above and the risk management risk factor below.
Beginning January 1, 2022, Citi was required to phase into regulatory capital, at 25% per year, the changes in retained earnings, DTAs and ACL determined upon the January 1, 2020 CECL adoption date, as well as subsequent changes in the ACL through December 31, 2021. The FRB has stated that it plans to maintain its current framework for calculating allowances on loans in the supervisory stress test through the 2023 supervisory stress test cycle, while continuing to evaluate appropriate future enhancements to this framework. The impacts on Citi’s capital adequacy of the FRB’s incorporation of CECL into its supervisory stress tests on an ongoing basis, and of other potential regulatory changes in the FRB’s stress testing methodologies, remain unclear. For additional information regarding the CECL methodology, including the transition provisions related to the adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Current Regulatory Capital Standards—Regulatory Capital Treatment—Modified

Transition of the Current Expected Credit Losses Methodology” above and Note 1.
In addition, the annual stress testing requirements are integrated into ongoing regulatory capital requirements. Citi’s SCB equals the maximum decline in its CET1 Capital ratio under the supervisory severely adverse scenario over a nine-quarter CCAR measurement period, plus four quarters of planned common stock dividends, subject to a minimum requirement of 2.5%. The SCB is calculated by the FRB using its proprietary data and modeling of each firm’s results. Accordingly, Citi’s SCB may change annually, based on the supervisory stress test results, thus potentially resulting in additional volatility in the calculation of Citi’s required regulatory CET1 Capital ratio under the Standardized Approach. Similar to the other regulatory capital buffers, a breach of the SCB may result in graduated limitations on capital distributions. For additional information on the SCB, see “Capital Resources—Regulatory Capital Buffers” above.
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

Citi Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Citi, its management and its businesses continue to face ongoing regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the areas of ongoing regulatory and legislative uncertainties and changes facing Citi are too numerous to list completely, examples include, but are not limited to (i) potential fiscal, monetary, tax, sanctions and other changes promulgated by the U.S. federal government and other governments, including as a result of priority shifts depending on individuals, political parties and other groups in governmental positions; (ii) potential changes to various aspects of the regulatory capital framework and requirements applicable to Citi, including the Basel III rules (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards Developments” above); and (iii) rapidly evolving legislative and regulatory requirements and other government initiatives in the U.S. and globally related to climate change and other ESG areas that vary, and may conflict, across jurisdictions, including any new disclosure requirements (see the climate change risk factor below). References to “regulatory” refer to both formal regulation and the views and expectations of Citi’s regulators in their supervisory roles.
For example, in February 2023, the Consumer Financial Protection Bureau proposed significant changes to the maximum amounts on credit card late fees, which, if adopted as proposed, would reduce credit card fee revenues in Branded cards and Retail services in PBWM. In addition, U.S. and international regulatory and legislative initiatives have not always been undertaken or implemented on a coordinated basis, and areas of divergence have developed and continue to develop with respect to their scope, interpretation, timing, structure or approach, leading to inconsistent or even conflicting requirements, including within a single jurisdiction. For example, in 2019, the European Commission adopted, as part of Capital Requirements Directive V (CRD V), a new requirement for major banking groups headquartered outside the EU (which would include Citi) to establish an intermediate EU holding company where the foreign bank has two or more institutions (broadly meaning banks, broker-dealers and similar financial firms) established in the EU. While in some respects the requirement mirrors an existing U.S. requirement for non-U.S. banking organizations to form U.S. intermediate holding companies, the implementation of the EU holding company requirement could lead to additional complexity with respect to Citi’s resolution planning, capital and liquidity allocation and efficiency in various jurisdictions.
Further, ongoing regulatory and legislative uncertainties and changes make Citi’s and its management’s long-term business, balance sheet and strategic budget planning difficult, subject to change and potentially more costly and may impact its results of operations. U.S. and other regulators globally have implemented and continue to discuss various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. For example, while the Basel III regulatory reforms and revised market risk framework have been finalized at the international level, there remain significant uncertainties with respect to the integration of these revisions into the U.S. regulatory capital framework. Business planning is required to be based on possible or proposed rules or outcomes, which can change dramatically upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change. Regulatory and legislative changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory changes risk factor below) and can adversely affect Citi’s businesses, results of operations and financial condition.

Citi’s Continued Investment and Other Initiatives as Part of Its Transformation and Strategic Refresh May Not Be as Successful as It Projects or Expects.
As part of its transformation and other strategic initiatives, Citi continues to make significant investments to improve its risk and control environment, modernize its data and technology infrastructure and further enhance safety and soundness (for additional information on these investments, see “Executive Summary” above and the legal and regulatory proceedings risk factor below). Citi also continues to make business-led investments, as part of the execution of its strategic refresh. For example, Citi has been making investments across the Company, including, for example, hiring front office colleagues and enhancing product capabilities and platforms to improve client digital experiences and add scalability and implementing new capabilities and partnerships. Citi has also been pursuing productivity improvements through various technology and digital initiatives, organizational simplification and location strategies.
Citi’s multiyear transformation initiatives involve significant execution complexity, and there is inherent risk that these will not be as productive or effective as Citi expects,

or at all. Conversely, failure to properly invest in and upgrade Citi’s technology and processes could result in Citi’s inability to meet regulatory expectations, be sufficiently competitive, serve clients effectively and avoid operational errors (for additional information, see the operational processes and systems and legal and regulatory proceedings risk factors below). Moreover, Citi’s ability to achieve expected returns on its investments and productivity improvements depends, in part, on factors that it cannot control, including, among others, macroeconomic challenges and uncertainties; customer, client and competitor actions; and ongoing regulatory requirements or changes.
Citi’s strategic refresh also includes the divestiture of its remaining consumer banking businesses in Legacy Franchises, including Mexico Consumer/SBMM, in order to simplify the Company and enhance its allocation of resources. These divestitures involve significant uncertainty and execution complexity, and may result in additional CTA or other losses, charges or other negative financial or strategic impacts, which could be material (for information about risks related to Citi’s operations in Russia, see the macroeconomic challenges and uncertainties risk factor above and “Managing Global Risk—Other Risks—Country Risk—Russia” below). For additional information about CTA losses, see “Executive Summary” and the capital return risk factor above and the incorrect assumptions or estimates risk factor below.
Citi’s investment and other initiatives may continue to evolve as its business strategies, the market environment and regulatory expectations change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness.

Climate Change Presents Various Financial and Non-Financial Risks to Citi and its Customers and Clients.
Climate change presents both immediate and long-term risks to Citi and its customers and clients, with the risks expected to increase over time. Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to regulatory, market, technological, stakeholder and legal changes from a transition to a low-carbon economy). Physical and transition risks can manifest themselves differently across Citi’s risk categories in the short, medium and long terms. Physical risks from climate change include acute risks, such as hurricanes and floods, as well as consequences of chronic changes in climate, such as rising sea levels, prolonged droughts and systemic changes to geographies and any resulting population migration. Such physical risks could have adverse financial, operational and other impacts on Citi, both directly on its business and operations, and indirectly as a result of impacts to Citi’s clients, customers, vendors and other counterparties. These impacts can include destruction, damage or impairment of properties and other assets, disruptions to business operations and supply chains and reduced availability or increase in the cost of insurance. Physical risks can also impact Citi’s credit risk exposures, for example, in its mortgage and commercial real estate lending businesses.
Transition risks may arise from changes in regulations or market preferences toward low-carbon industries or sectors, which in turn could have negative impacts on asset values, results of operations or the reputations of Citi and its customers and clients. For example, Citi’s corporate credit exposures include oil and gas, power and other industries that may experience reduced demand for carbon-intensive products due to the transition to a low-carbon economy. Failure to adequately consider transition risk in developing and executing on its business strategy could lead to a loss of market share, lower revenues and higher credit costs.
Additionally, if Citi’s response to climate change is perceived to be ineffective or insufficient or Citi is unable to achieve its objectives or commitments relating to climate change, its businesses, reputation, attractiveness to certain investors and efforts to recruit and retain employees may suffer. For example, the need to decarbonize in a gradual and orderly way, while promoting energy security, may lead to continued exposure to carbon-intensive activity that in turn may raise such reputational risks.
Even as some regulators seek to mandate additional disclosure of climate-related information, Citi’s ability to comply with such requirements and conduct more robust climate-related risk analyses may be hampered by lack of information and reliable data. Data on climate-related risks is limited in availability, often based on estimated or unverified figures, collected and reported on a lag, and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving, but remain incomplete. Moreover, U.S. and non-U.S. banking regulators and others are increasingly focusing on the issue of climate risk at financial institutions, both directly and with respect to their clients. For example, in December 2022, the FRB requested comment on draft principles that would provide a high-level framework for the safe and sound management of exposures to climate-related financial risks for FRB-supervised financial institutions with more than $100 billion in assets.
Legislative and regulatory changes and uncertainties regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs for Citi (for additional information, see the ongoing regulatory and legislative uncertainties and changes risk factor above). In addition, Citi could face increased regulatory, reputational and legal scrutiny as a result of its climate risk, sustainability and other ESG-related commitments and disclosures. Citi also faces potentially conflicting anti-ESG initiatives from certain U.S. state governments that may impact its ability to conduct certain business within those jurisdictions, as well as from Congress.
For information on Citi’s climate and other sustainability initiatives, see “Sustainability and Other ESG Matters” below. For additional information on Citi’s management of climate risk, see “Managing Global Risk—Strategic Risks—Climate Risk” below.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2022, Citi’s net DTAs were $27.7 billion, net of a valuation allowance of $2.4 billion, of which $10.9 billion was deducted from Citi’s CET1 Capital under the U.S.

Basel III rules, primarily relating to net operating losses, foreign tax credit and general business credit carry-forwards. Of the net DTAs at December 31, 2022, $1.9 billion related to foreign tax credit (FTC) carry-forwards, net of a valuation allowance. The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. The FTC carry-forwards at December 31, 2022 expire over the period of 2025–2029. Citi must utilize any FTCs generated in the then-current-year tax return prior to utilizing any carry-forward FTCs.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires significant judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Forecasts of future taxable earnings will depend upon various factors, including, among others, macroeconomic conditions. In addition, any future increase in U.S. corporate tax rates could result in an increase in Citi’s DTA, which may subject more of Citi’s existing DTA to exclusion from regulatory capital while improving Citi’s ability to utilize its FTC carry-forwards.
Citi’s overall ability to realize its DTAs will primarily be dependent upon its ability to generate U.S. taxable income in the relevant tax carry-forward periods. Although utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year, overall domestic losses (ODL) that Citi has incurred in the past allow it to reclassify domestic source income as foreign source. Failure to realize any portion of the net DTAs would have a corresponding negative impact on Citi’s net income and financial returns. Citi has not been and does not expect to be subject to the Base Erosion Anti-Abuse Tax (BEAT), which, if applicable to Citi in any given year, would have a significantly adverse effect on both Citi’s net income and regulatory capital. For additional information on Citi’s DTAs, including FTCs, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Notes 1 and 9.

Citi’s Interpretation or Application of the Complex Tax Laws to Which It Is Subject Could Differ from Those of Governmental Authorities, Which Could Result in Litigation or Examinations and the Payment of Additional Taxes, Penalties or Interest.
Citi is subject to various income-based tax laws of the U.S. and its states and municipalities, as well as the numerous non-U.S. jurisdictions in which it operates. These tax laws are inherently complex, and Citi must make judgments and interpretations about the application of these laws to its entities, operations and businesses.
For example, the Organization for Economic Cooperation and Development (OECD) Pillar 2 initiative contemplates a 15% global minimum tax with respect to earnings in each separate country. EU member states are required to adopt the OECD Pillar 2 rules in 2023, and other non-U.S. countries are expected to follow suit. Under these rules, Citi will be required to pay a “top-up” tax to the extent that Citi’s effective tax rate in any given country is below 15%. The U.S. is not expected to pass Pillar 2 legislation in the near term, but the top-up tax can be collected by other countries. While many aspects of the application of the rules remain uncertain, Citi does not expect a material effect to its earnings.
In addition, Citi is subject to litigation or examinations with U.S. and non-U.S. tax authorities regarding non-income-based tax matters. While Citi has appropriately reserved for such matters where there is a probable loss, and has disclosed, as reasonably possible, matters that are more-likely-than-not, the outcome from the matters may be different than Citi’s expectations. Citi’s interpretations or application of the tax laws, including with respect to withholding, stamp, service and other non-income taxes, could differ from that of the relevant governmental taxing authority, which could result in the requirement to pay additional taxes, penalties or interest, which could be material. See Note 29 for additional information on litigation and examinations involving non-U.S. tax authorities.

A Deterioration in or Failure to Maintain Citi’s Co-Branding or Private Label Credit Card Relationships Could Have a Negative Impact on Citi.
Citi has co-branding and private label relationships through its Branded cards and Retail services credit card businesses with various retailers and merchants, whereby in the ordinary course of business Citi issues credit cards to customers of the retailers or merchants. The five largest relationships across both businesses in U.S. Personal Banking constituted an aggregate of approximately 10% of Citi’s revenues in 2022 (for additional information, see “Personal Banking and Wealth Management” above). Citi’s co-branding and private label agreements often provide for shared economics between the parties and generally have a fixed term.
Competition among card issuers, including Citi, for these relationships is significant, and Citi may not be able to maintain such relationships on existing terms or at all. Citi’s co-branding and private label relationships could also be negatively impacted by, among other things, the general economic environment, including the impacts of significantly elevated levels of inflation, higher interest rates, global supply shocks and lower economic growth rates, as well as an increasing risk of recession; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures, any reduction in air and business travel, or other operational difficulties of the retailer or merchant; early termination due to a contractual breach or exercise of other early termination right; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the challenging macroeconomic environment or otherwise.
These events, particularly early termination and bankruptcies or liquidations, could negatively impact the results of operations or financial condition of Branded cards, Retail services or Citi as a whole, including as a result of loss of revenues, increased expenses, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses (see Note 16 for information on Citi’s credit card related intangibles generally).

Citi’s Inability in Its Resolution Plan Submissions to Address Any Shortcomings or Deficiencies or Guidance Provided Could Subject Citi to More Stringent Capital, Leverage or Liquidity Requirements, or Restrictions on Its Growth, Activities or Operations, and Could Eventually Require Citi to Divest Assets or Operations.
Title I of the Dodd-Frank Act requires Citi to prepare and submit a plan to the FRB and the FDIC for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code in the event of future material financial distress or failure. On November 22, 2022, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2021 by the eight U.S. GSIBs, including Citi. The FRB and FDIC identified one shortcoming, but no deficiencies, in Citi’s 2021 resolution plan. The shortcoming related to data integrity and data quality management issues, specifically, weaknesses in Citi’s processes and practices for producing certain data that could materially impact its resolution capabilities. If a shortcoming is not satisfactorily explained or addressed before, or in, the submission of the next resolution plan, the shortcoming may be found to be a deficiency in the next resolution plan. For additional information on Citi’s resolution plan submissions, see “Managing Global Risk—Liquidity Risk” below.
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

Citi’s Performance and Its Ability to Effectively Execute Its Transformation and Other Strategic Initiatives Could Be Negatively Impacted if It Is Not Able to Compete for, Retain and Motivate Highly Qualified Colleagues.
Recent employment conditions and inflationary pressures have made the competition to hire and retain qualified employees significantly more challenging and costly. Citi’s performance and the performance of its individual businesses largely depend on the talents and efforts of its diverse and highly qualified colleagues. Specifically, Citi’s continued ability to compete in each of its lines of business, to manage its businesses effectively and to execute its transformation and other strategic initiatives, including, for example, hiring front office colleagues to grow businesses or hiring colleagues to support transformation of its risk, controls, data and finance infrastructure and compliance, depends on its ability to attract new colleagues and to retain and motivate its existing colleagues. If Citi is unable to continue to attract, retain and motivate the most highly qualified colleagues, Citi’s performance, including its competitive position, the execution of its transformation and other strategic initiatives and its results of operations could be negatively impacted.
Citi’s ability to attract, retain and motivate colleagues depends on numerous factors, some of which are outside of its control. For example, the competition for talent recently has been particularly intense, and attrition rates have risen due to factors such as low unemployment, a strong job market with a large number of open positions, and changes in worker’s expectations, concerns and preferences, in part due to the pandemic, including an increased demand for remote work options and other job flexibility. Also, the banking industry generally is subject to more comprehensive regulation of employee compensation than other industries, including deferral and clawback requirements for incentive compensation, which can make it unusually challenging for Citi to compete in labor markets against businesses, including for example technology companies, that are not subject to such regulation. Other factors that could impact its ability to attract, retain and motivate colleagues include, among other things, Citi’s presence in a particular market or region, the professional and development opportunities and employee benefits it offers, its reputation and its diversity. For information on Citi’s colleagues and workforce management, see “Human Capital Resources and Management” below.

Citi Faces Increased Competitive Challenges, Including from Financial Services and Other Companies and Emerging Technologies.
Citi operates in an increasingly evolving and competitive business environment, which includes both financial and non-financial services firms, such as traditional banks, online banks, financial technology companies and others. These companies compete on the basis of, among other factors, size, reach, quality and type of products and services offered, price, technology and reputation. Certain competitors may be subject to different and, in some cases, less stringent legal and regulatory requirements, whether due to size, jurisdiction, entity type or other factors, placing Citi at a competitive disadvantage.
For example, Citi competes with other financial services companies in the U.S. and globally that continue to develop and introduce new products and services. In recent years, non-traditional financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions, such as Citi, and have sought bank charters to provide these services. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. For example, despite recent turmoil in the digital asset market, there is sustained interest from clients and investors in digital assets. Financial services firms and other market participants have begun to offer services related to those assets. However, Citi may not be able to provide the same or similar services for legal or regulatory reasons and due to increased compliance and other risks. In addition, changes in the payments space (e.g., instant and 24x7 payments) are accelerating, and, as a result, certain of Citi’s products and services could become less competitive.
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
Moreover, Citi relies on third parties to support certain of its product and service offerings, which may put Citi at a disadvantage to competitors who may directly offer a broader array of products and services. Also, Citi’s businesses, results of operations and reputation may suffer if any third party is unable to provide adequate support for such product and service offerings, whether due to operational incidents or otherwise (for additional information, see the operational processes and systems, cybersecurity and emerging markets risk factors below).
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

OPERATIONAL RISKS

A Failure or Disruption of Citi’s Operational Processes or Systems Could Negatively Impact Its Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
Citi’s global operations rely heavily on its technology, including the accurate, timely and secure processing, management, storage and transmission of confidential transactions, data and other information as well as the monitoring of a substantial amount of data and complex transactions in real time. Citi obtains and stores an extensive amount of personal and client-specific information for its consumer and institutional customers and clients, and must accurately record and reflect their extensive account transactions. Citi’s operations must also comply with complex and evolving laws and regulations in the countries in which it operates. With the evolving proliferation of new technologies and the increasing use of the internet, mobile devices and cloud technologies to conduct financial transactions and customers’ and clients’ increasing use of online banking and trading systems and other platforms, large global financial institutions such as Citi have been, and will continue to be, subject to an ever-increasing risk of operational loss, failure or disruption, including as a result of cyber or information security incidents (for additional information, see the cybersecurity risk factor below).
Although Citi has continued to upgrade its technology, including systems to automate processes and enhance efficiencies, operational incidents are unpredictable and can arise from numerous sources, not all of which are fully within Citi’s control. These include, among others, human error, such as manual transaction processing errors, which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; operational or execution failures or deficiencies by third parties; insufficient (or limited) straight-through processing between legacy systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy systems leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failures of or cyber incidents involving computer servers or infrastructure; or other similar losses or damage to Citi’s property or assets (see also the climate change risk factor above).
For example, Citi has experienced and could experience further losses associated with manual transaction processing errors, including erroneous payments to lenders or manual errors by Citi traders that cause system and market disruptions and losses for Citi and its clients. Irrespective of the sophistication of the technology utilized by Citi, there will always be some room for human error. In view of the large transactions in which Citi engages, such errors could result in significant losses. While Citi has change management processes in place to appropriately upgrade its operational processes and systems to ensure that any changes introduced do not adversely impact security and operational continuity, such change management can fail or be ineffective. Operational incidents can also arise as a result of failures by third parties with which Citi does business, such as failures by internet, mobile technology and cloud service providers or other vendors to adequately follow procedures or processes, safeguard their systems or prevent system disruptions or cyberattacks.
Incidents that impact information security and/or technology operations may cause disruptions and/or malfunctions within Citi’s businesses (e.g., the temporary loss of availability of Citi’s online banking system or mobile banking platform), as well as the operations of its clients, customers or other third parties. In addition, operational incidents could involve the failure or ineffectiveness of internal processes or controls. Given Citi’s global footprint and the high volume of transactions processed by Citi, certain failures, errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase the consequences and costs. Operational incidents could result in financial losses as well as misappropriation, corruption or loss of confidential and other information or assets, which could significantly negatively impact Citi’s reputation, customers, clients, businesses or results of operations and financial condition. Cyber-related and other operational incidents can also result in legal and regulatory actions or proceedings, fines and other costs (see the legal and regulatory proceedings risk factor below).

For information on Citi’s management of operational risk, see “Managing Global Risk—Operational Risk” below.

Citi’s and Third Parties’ Computer Systems and Networks Will Continue to Be Susceptible to an Increasing Risk of Continually Evolving, Sophisticated Cybersecurity Incidents That Could Result in the Theft, Loss, Misuse or Disclosure of Confidential Client or Customer Information, Damage to Citi’s Reputation, Additional Costs to Citi, Regulatory Penalties, Legal Exposure and Financial Losses.
Citi’s computer systems, software and networks are subject to ongoing cyber incidents, such as unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, phishing, malware, ransomware, computer viruses or other malicious code, cyberattacks and other similar events. These threats can arise from external parties, including cyber criminals, cyber terrorists, hacktivists (individuals or groups using cyberattacks to promote a political or social agenda) and nation-state actors, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities.
The increasing use of mobile and other digital banking platforms and services, cloud technologies and connectivity solutions to facilitate remote working for Citi’s employees all increase Citi’s exposure to cybersecurity risks. Citi’s wind-down of its businesses in Russia could also increase its susceptibility to cyberattacks (for additional information about Citi’s exposures related to its Russia operations, see the macroeconomic and geopolitical risk factor above and “Managing Global Risk—Other Risks—Country Risk—Russia” below).
Third parties with which Citi does business, as well as retailers and other third parties with which Citi’s customers do business, may also be sources of cybersecurity risks, particularly where activities of customers are beyond Citi’s security and control systems. For example, Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of, or access to, Citi websites, which could lead to compromise or the potential to introduce vulnerable or malicious code, resulting in security breaches impacting Citi customers. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including as a result of derivatives reforms over the last few years, Citi has increased exposure to cyberattacks through third parties. While many of Citi’s agreements with third parties include indemnification provisions, Citi may not be able to recover sufficiently, or at all, under these provisions to adequately offset any losses Citi may incur from third-party cyber incidents.
Citi and some of its third-party partners have been subject to attempted and sometimes successful cyberattacks from external sources over the last several years, including (i) denial of service attacks, which attempt to interrupt service to clients and customers; (ii) hacking and malicious software installations intended to gain unauthorized access to information systems or to disrupt those systems; (iii) data breaches due to unauthorized access to customer account data; and (iv) malicious software attacks on client systems, in attempts to gain unauthorized access to Citi systems or client data under the guise of normal client transactions. While Citi’s monitoring and protection services were able to detect and respond to the incidents targeting its systems before they became significant, they still resulted in limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently, via novel tactics and on a more significant scale.
Further, although Citi devotes significant resources to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Because the techniques used to initiate cyberattacks change frequently or, in some cases, are not recognized until launched or even later, Citi may be unable to implement effective preventive measures or otherwise proactively address these methods. In addition, given the evolving nature of cyber threat actors and the frequency and sophistication of the cyber activities they carry out, the determination of the severity and potential impact of a cyber incident may not become apparent for a substantial period of time following discovery of the incident. Also, while Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing security control assessments of third-party vendors and limiting third-party access to the least privileged level necessary to perform job functions, these actions cannot prevent all third-party-related cyberattacks or data breaches.
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer, client or employee information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction and additional costs to Citi, including expenses such as repairing systems, replacing customer payment cards, credit monitoring or adding new personnel or protection technologies. Cyber incidents can also result in regulatory penalties, loss of revenues, exposure to litigation and other financial losses, including loss of funds, to both Citi and its clients and customers and disruption to Citi’s operational systems (for additional information on the potential impact of operational disruptions, see the operational processes and systems risk factor above). Moreover, the increasing risk of cyber incidents has resulted in increased legislative and regulatory scrutiny of firms’ cybersecurity protection services and calls for additional laws and regulations to further enhance protection of consumers’ personal data.
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and may not take into account reputational harm, the costs of which are impossible to quantify.
For additional information about Citi’s management of cybersecurity risk, see “Managing Global Risk—Operational Risk—Cybersecurity Risk” below.

Changes or Errors in Accounting Assumptions, Judgments or Estimates, or the Application of Certain Accounting Principles, Could Result in Significant Losses or Other Adverse Impacts.
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including, among other items, the estimate of the ACL; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities; and the assessment of goodwill and other assets for impairment. These assumptions, judgments and estimates are inherently limited because they involve techniques, including the use of historical data in many circumstances, that cannot anticipate every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specifics and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not hold in times of market stress, limited liquidity or other unforeseen circumstances. If Citi’s assumptions, judgments or estimates underlying its financial statements are incorrect or differ from actual or subsequent events, Citi could experience unexpected losses or other adverse impacts, some of which could be significant. Citi could also experience declines in its stock price, be subject to legal and regulatory proceedings and incur fines and other losses. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15.
For example, the CECL methodology requires that Citi provide reserves for a current estimate of lifetime expected credit losses for its loan portfolios and other financial assets, as applicable, at the time those assets are originated or acquired. This estimate is adjusted each period for changes in expected lifetime credit losses. Citi’s ACL estimate depends upon its CECL models and assumptions; forecasted macroeconomic conditions, including, among other things, the U.S. unemployment rate and U.S. inflation-adjusted gross domestic product (real GDP); and the credit indicators, composition and other characteristics of Citi’s loan portfolios and other applicable financial assets. These model assumptions and forecasted macroeconomic conditions will change over time, resulting in variability in Citi’s ACL, and, thus, impact its results of operations and financial condition, as well as regulatory capital due to the CECL phase-in (for additional information on the CECL phase-in, see the capital return risk factor above).
Moreover, Citi has incurred losses related to its foreign operations that are reported in the CTA components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale, substantial liquidation or other deconsolidation event of any foreign operations, such as those related to Citi’s remaining divestitures or legacy businesses, would result in reclassification of any foreign CTA component of AOCI related to that foreign operation, including related hedges and taxes, into Citi’s earnings. For example, in the second quarter of 2022, Citi incurred a CTA loss (net of hedges) in AOCI released to earnings of approximately $400 million ($345 million after-tax) related to the substantial liquidation of a legacy U.K. consumer operation (for additional information, see “Legacy Franchises” and “Corporate/Other” above and Note 2). For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 and 20.

Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Periodically, the Financial Accounting Standards Board (FASB) issues financial accounting and reporting standards that govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB, the SEC, banking regulators or others, could present operational challenges and could also require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. See Note 1 for additional information on Citi’s accounting policies and changes in accounting, including the expected impacts on Citi’s results of operations and financial condition.

If Citi’s Risk Management Processes, Strategies or Models Are Deficient or Ineffective, Citi May Incur Significant Losses and Its Regulatory Capital and Capital Ratios Could Be Negatively Impacted.
Citi utilizes a broad and diversified set of risk management and mitigation processes and strategies, including the use of models in enacting processes and strategies as well as in analyzing and monitoring the various risks Citi assumes in conducting its activities. For example, Citi uses models as part of its comprehensive stress testing initiatives across the Company. Citi also relies on data to aggregate, assess and manage various risk exposures. Management of these risks is made more challenging within a global financial institution such as Citi, particularly given the complex, diverse and rapidly changing financial markets and conditions in which Citi operates as well as that losses can occur unintentionally from untimely, inaccurate or incomplete processes and data. As discussed below, in October 2020, Citigroup and Citibank entered into consent orders with the FRB and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls (see “Citi’s Consent Order Compliance” above and the legal and regulatory proceedings risk factor below).
Citi’s risk management processes, strategies and models are inherently limited because they involve techniques, including the use of historical data in many circumstances, assumptions and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specifics and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not necessarily hold in times of market stress, limited liquidity or other unforeseen circumstances. Citi could incur significant losses, and its regulatory capital and capital ratios could be negatively impacted, if Citi’s risk management processes, including its ability to manage and aggregate data in a timely and accurate manner, strategies or models are deficient or ineffective. Such deficiencies or ineffectiveness could also result in inaccurate financial, regulatory or risk reporting.
Moreover, Citi’s Basel III regulatory capital models, including its credit, market and operational risk models, currently remain subject to ongoing regulatory review and approval, which may result in refinements, modifications or enhancements (required or otherwise) to these models. Citi is required to notify and obtain preapproval from both the OCC and FRB prior to implementing certain risk-weighted asset treatments, as well as certain model changes, resulting in a more challenging environment within which Citi must operate in managing its risk-weighted assets. Modifications or requirements resulting from these ongoing reviews, as well as any future changes or guidance provided by the U.S. banking agencies regarding the regulatory capital framework applicable to Citi, have resulted in, and could continue to result in, significant changes to Citi’s risk-weighted assets. These changes can negatively impact Citi’s capital ratios and its ability to achieve its regulatory capital requirements.

CREDIT RISKS

Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Citi has credit exposures to consumer, corporate and public sector borrowers and other counterparties in the U.S. and various countries and jurisdictions globally, including end-of-period consumer loans of $368 billion and end-of-period corporate loans of $289 billion at December 31, 2022. For additional information on Citi’s corporate and consumer loan portfolios, see “Managing Global Risk—Corporate Credit” and “—Consumer Credit” below.
A default by a borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Despite Citi’s target client strategy, various macroeconomic, geopolitical and other factors, among other things, can increase Citi’s credit risk and credit costs, particularly for certain sectors, industries or countries (for additional information, see the co-branding and private label credit card and macroeconomic challenges and uncertainties risk factors above and the emerging markets risk factor below). For example, a weakening of economic conditions can adversely affect borrowers’ ability to repay their obligations, as well as result in Citi being unable to liquidate the collateral it holds or forced to liquidate the collateral at prices that do not cover the full amount owed to Citi. Citi is also a member of various central clearing counterparties and could incur financial losses as a result of defaults by other clearing members due to the requirements of clearing members to share losses. Additionally, due to the interconnectedness among financial institutions, concerns about the creditworthiness of or defaults by a financial institution could spread to other financial market participants and result in market-wide losses.
While Citi provides reserves for expected losses for its credit exposures, as applicable, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the CECL accounting standard, the ACL reflects expected losses, which has resulted in and could lead to additional volatility in the allowance and the provision for credit losses as forecasts of economic conditions change. For additional information, see the incorrect assumptions or estimates and changes to financial accounting and reporting standards risk factors above. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15. For additional information on Citi’s credit and country risk, see each respective business’s results of operations above and “Managing Global Risk—Credit Risk” and “Managing Global Risk—Other Risks—Country Risk” below and Notes 14 and 15.
Concentrations of risk to clients or counterparties engaged in the same or related industries or doing business in a particular geography, especially credit and market risks, can also increase Citi’s risk of significant losses. For example, Citi routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with non-U.S. sovereigns and with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions. Moreover, Citi has indemnification obligations in connection with various transactions that expose it to concentrations of risk, including credit risk from hedging or reinsurance arrangements related to those obligations (for additional information about these exposures, see Note 27). A rapid deterioration of a large borrower or other counterparty or within a sector or country in which Citi has large exposures or indemnifications or unexpected market dislocations could lead to concerns about the creditworthiness of other borrowers or counterparties in related or dependent industries, and such conditions could cause Citi to incur significant losses.

LIQUIDITY RISKS

Citi’s Businesses, Results of Operations and Financial Condition Could Be Negatively Impacted if It Does Not Effectively Manage Its Liquidity.
As a large, global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the consequent inability to monetize available liquidity resources. Citi competes with other banks and financial institutions for both institutional and consumer deposits, which represent Citi’s most stable and lowest cost source of long-term funding. The competition for deposits has continued to increase in recent years, including as a result of online banks and digital banking and fixed income alternatives for customer funds. Furthermore, it is expected that the market for deposits will become more competitive in the current higher interest rate environment.
Citi’s costs to obtain and access wholesale funding are directly related to changes in interest and currency exchange rates and its credit spreads. For example, during 2022, interest rates in the U.S. increased significantly, thus, affecting Citi’s cost of funding. Changes in Citi’s credit spreads are driven by both external market factors and factors specific to Citi, such as negative views by investors of the financial services industry or Citi’s financial prospects, and can be highly volatile. For additional information on Citi’s primary sources of funding, see “Managing Global Risk—Liquidity Risk” below.
Citi’s ability to obtain funding may be impaired and its cost of funding could also increase if other market participants are seeking to access the markets at the same time or to a greater extent than expected, or if market appetite for corporate debt securities declines, as is likely to occur in a liquidity stress event or other market crisis. Citi’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time or a liquid market does not exist for such assets. A sudden drop in market liquidity could also cause a temporary or protracted dislocation of underwriting and capital markets activity. In addition, clearing organizations, central banks, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral during challenging market conditions, which could further impair Citi’s liquidity. If Citi fails to effectively manage its liquidity, its businesses, results of operations and financial condition could be negatively impacted.
In addition, as a holding company, Citigroup Inc. relies on interest, dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citi’s U.S. and non-U.S. subsidiaries are or may be subject to capital adequacy or other liquidity, regulatory or contractual restrictions on their ability to provide such payments, including any local regulatory stress test requirements and inter-affiliate arrangements entered into in connection with Citigroup Inc.’s resolution plan. Citigroup Inc.’s broker-dealer and bank subsidiaries are subject to restrictions on their ability to lend or transact with affiliates, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Limitations on the payments that Citigroup Inc. receives from its subsidiaries could also impact its liquidity. A bank holding company is required by law to act as a source of financial and managerial strength for its subsidiary banks. As a result, the FRB may require Citigroup Inc. to commit resources to its subsidiary banks even if doing so is not otherwise in the interests of Citigroup Inc. or its shareholders or creditors, reducing the amount of funds available to meet its obligations.

Credit Rating Agencies Continuously Review the Credit Ratings of Citi and Certain of Its Subsidiaries, and a Ratings Downgrade Could Adversely Impact Citi’s Funding and Liquidity.
The credit rating agencies, such as Fitch Ratings, Moody’s Investors Services and S&P Global Ratings, continuously evaluate Citi and certain of its subsidiaries. Their ratings of Citi and its rated subsidiaries’ long-term debt and short-term obligations are based on several factors, including the financial strength of Citi and such subsidiaries, as well as factors that are not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating methodologies and assumptions, and conditions affecting the financial services industry and markets generally.
Citi and its subsidiaries may not be able to maintain their current respective ratings and outlooks. Rating downgrades could negatively impact Citi and its rated subsidiaries’ ability to access the capital markets and other sources of funds as well as the costs of those funds. A ratings downgrade could also have a negative impact on Citi and its rated subsidiaries’ ability to obtain funding and liquidity due to reduced funding capacity and the impact from derivative triggers, which could require Citi and its rated subsidiaries to meet cash obligations and collateral requirements. In addition, a ratings downgrade could have a negative impact on other funding sources such as secured financing and other margined transactions for which there may be no explicit triggers, and on contractual provisions and other credit requirements of Citi’s counterparties and clients that may contain minimum ratings thresholds in order for Citi to hold third-party funds.
Furthermore, a credit ratings downgrade could have impacts that may not be currently known to Citi or are not possible to quantify. Some of Citi’s counterparties and clients could have ratings limitations on their permissible counterparties, of which Citi may or may not be aware. Certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank’s credit ratings, see “Managing Global Risk—Liquidity Risk” below.

COMPLIANCE RISKS

Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes and Heightened Regulatory Scrutiny and Expectations in the U.S. and Globally Have Increased Citi’s Compliance, Regulatory and Other Risks and Costs.
Citi is continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions in which it does business, which may overlap or conflict across jurisdictions, resulting in substantial compliance, regulatory and other risks and costs. In addition, there are heightened regulatory scrutiny and expectations in the U.S. and globally for large financial institutions, as well as their employees and agents, with respect to governance, infrastructure, data, climate and risk management practices and controls. These requirements and expectations also include, among other things, those related to customer and client protection, market practices, anti-money laundering and increasingly complex sanctions and disclosure regimes. A failure to comply with these requirements and expectations, even if inadvertent, or resolve any identified deficiencies, could result in increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines (for additional information on such regulatory consequences, see the legal and regulatory proceedings risk factor below).
Over the past several years, Citi has been required to implement a significant number of regulatory and legislative changes, including new regulatory or legislative requirements or regimes, across its businesses and functions, and these changes continue. The changes themselves may be complex and subject to interpretation, and will require continued investments in Citi’s global operations and technology solutions. In some cases, Citi’s implementation of a regulatory or legislative requirement is occurring simultaneously with changing or conflicting regulatory guidance, legal challenges or legislative action to modify or repeal existing rules or enact new rules. Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) various laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws; and (ii) the U.S. banking agencies’ regulatory capital rules and requirements, which have continued to evolve (for additional information, see the capital return risk factor and “Capital Resources” above). In addition, certain U.S. regulatory agencies and non-U.S. authorities have prioritized issues of social, economic and racial justice, and are in the process of considering ways in which these issues can be mitigated, including through rulemaking, supervision and other means, even while Congress is signaling, and certain U.S. state governments are pursuing potentially conflicting anti-ESG priorities.

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Examinations, Investigations, Consent Orders and Related Compliance Efforts and Other Inquiries That Could Result in Significant Monetary Penalties, Supervisory or Enforcement Orders, Business Restrictions, Limitations on Dividends, Changes to Directors and/or Officers and Collateral Consequences Arising from Such Outcomes.
At any given time, Citi is a party to a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations. Additionally, Citi remains subject to governmental and regulatory investigations, consent orders and related compliance efforts, and other inquiries. Citi could also be subject to enforcement proceedings not only because of violations of laws and regulations, but also due to failures, as determined by its regulators, to have adequate policies and procedures, or to remedy deficiencies on a timely basis.
As previously disclosed, the October 2020 FRB and OCC consent orders require Citigroup and Citibank to implement targeted action plans and submit quarterly progress reports detailing the results and status of improvements relating principally to various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls. These improvements will result in continued significant investments by Citi during 2023 and beyond, as an essential part of Citi’s broader transformation efforts to enhance its risk, controls, data and finance infrastructure and compliance.
Although there are no restrictions on Citi’s ability to serve its clients, the OCC consent order requires Citibank to obtain prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions. Moreover, the OCC consent order provides that the OCC has the right to assess future civil money penalties or take other supervisory and/or enforcement actions. Such actions by the OCC could include imposing business restrictions, including possible limitations on the declaration or payment of dividends and changes in directors and/or senior executive officers. More generally, the OCC and/or the FRB could take additional enforcement or other actions if the regulatory agency believes that Citi has not met regulatory expectations regarding compliance with the consent orders. For additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above.
The global judicial, regulatory and political environment has generally been challenging for large financial institutions, and financial institutions have been subject to continued regulatory scrutiny. The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of Citi’s operations, also means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies and authorities in the U.S. or by multiple regulators and other governmental entities in foreign jurisdictions, as well as multiple civil litigation claims in multiple jurisdictions. Violations of law by other financial institutions may also result in regulatory scrutiny of Citi. Responding to regulatory inquiries and proceedings can be time consuming and costly.
U.S. and non-U.S. regulators have been increasingly focused on the culture of financial services firms, including Citi, as well as “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third parties, that could harm clients, customers, employees or the integrity of the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto, failures to safeguard a party’s personal information, or failures to identify and manage conflicts of interest.
In addition to the greater focus on conduct risk, the general heightened scrutiny and expectations from regulators could lead to investigations and other inquiries, as well as remediation requirements, more regulatory or other enforcement proceedings, civil litigation and higher compliance and other risks and costs. Further, while Citi takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, customers, employees or the integrity of the markets, such behavior may not always be deterred or prevented. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in Citi’s culture, such focus could also lead to additional regulatory proceedings. Moreover, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. U.S. and certain non-U.S. governmental entities have increasingly brought criminal actions against, or have sought criminal convictions from, financial institutions and individual employees, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against financial entities and individuals and other criminal sanctions for those institutions and individuals. These types of actions by U.S. and international governmental entities may, in the future, have significant collateral consequences for a financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi reputational harm.
Additionally, many large claims—both private civil and regulatory—asserted against Citi are highly complex, slow to develop and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, Citi’s estimates of, and changes to, these accruals involve significant judgment and may be subject to significant uncertainty, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued (see the incorrect assumptions or estimates risk factor above). In addition, certain settlements are subject to court approval and may not be approved. For further information on Citi’s legal and regulatory proceedings, see Note 29.

OTHER RISKS

Citi’s Emerging Markets Presence Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2022, emerging markets revenues accounted for approximately 37% of Citi’s total revenues (Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), and central and Eastern Europe, the Middle East and Africa in EMEA). Citi’s presence in the emerging markets subjects it to various risks, such as limitations or unavailability of hedges on foreign investments; foreign currency volatility, including devaluations and continued strength in the U.S. dollar; sustained increases in interest rates; sovereign debt volatility; election outcomes, regulatory changes and political events;
foreign exchange controls, including inability to access indirect foreign exchange mechanisms; macroeconomic and geopolitical challenges and uncertainties and volatility, including with respect to Russia and China (see the macroeconomic and geopolitical risk factor above and “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Ukraine” below); limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets, and these risks can be exacerbated in the event of a deterioration in relationships between the U.S. and an emerging market country.
For example, Citi operates in several countries that have, or have had in the past, strict capital controls, currency controls and/or sanctions, such as Argentina and Russia, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside of those countries. For instance, due to currency controls in Argentina, Citi faces a risk of devaluation on its unhedged Argentine peso-denominated assets, which continue to increase (for additional information on Argentina-related risks, see “Managing Global Risk—Other Risks—Country Risk—Argentina” below). Moreover, if the economic situation in a country in which Citi operates were to deteriorate below a certain level, U.S. regulators through the Interagency Country Exposure Review Committee (ICERC) may impose mandatory loan loss or other reserve requirements on Citi, which would increase its credit costs and decrease its earnings.
In addition, political turmoil and instability and geopolitical tensions and conflicts (such as the Russia–Ukraine war) have occurred in various regions and emerging market countries across the globe which have required, and may continue to require, management time and attention and other resources, such as monitoring the impact of sanctions on certain emerging market economies as well as impacting Citi’s businesses, results of operations and financial conditions in affected countries.

The Transition Away from and Discontinuance of LIBOR or Any Other Interest Rate Benchmark Could Have Adverse Consequences for Citi.
LIBOR and other rates or indices deemed to be benchmarks have been the subject of ongoing U.S. and non-U.S. regulatory scrutiny and reform. The LIBOR administrator ceased publication of non-USD LIBOR and one-week and two-month USD LIBOR on a permanent or representative basis on December 31, 2021, with plans for all other USD LIBOR tenors to permanently cease or become non-representative after June 30, 2023. As a result, Citi ceased entering into new contracts referencing USD LIBOR as of January 1, 2022, other than for limited circumstances where regulators recognized that it may be appropriate for banks to enter into new USD LIBOR contracts, including with respect to market-making, hedging or novations of USD transactions executed before January 1, 2022.
Through a global effort by the financial services industry and regulators, alternative reference rates have been identified and/or developed and are being used to replace LIBOR and other benchmark rates. Alternative reference rates, such as the Secured Overnight Financing Rate (SOFR), are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of Citi’s financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there can be no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.
Moreover, the transition presents challenges related to contractual mechanics of existing contracts that reference USD LIBOR and are governed by non-U.S. law or reference the USD LIBOR Ice Swap Rate. Certain of these legacy instruments and contracts are not covered by any legislative solution and do not provide for fallbacks to alternative reference rates, which makes it unclear what the applicable future replacement benchmark rates and associated payments might be after the current benchmark’s cessation. Citi may be unable to amend certain instruments and contracts due to an inability to obtain sufficient levels of consent from counterparties or security holders. Although this will depend on the precise contractual terms of the instrument, such consent requirements are often conditions of securities, such as floating rate notes. The Financial Conduct Authority (FCA), a U.K. regulator, has proposed that one-, three- and six-month USD LIBOR be published on a synthetic basis, which would only be available through September 2024.
In addition, the transition away from and discontinuance of LIBOR and other benchmark rates have subjected financial institutions, including Citi, to heightened scrutiny from regulators. Failure to successfully transition away from LIBOR and other benchmark rates could result in adverse regulatory actions, disputes, including potential litigation involving holders of outstanding products and contracts that reference LIBOR and other benchmark rates, and reputational harm to Citi. See “Managing Global Risk—Other Risks—LIBOR Transition Risk” for Citi’s ongoing actions to prepare for the transition away from LIBOR.

SUSTAINABILITY AND OTHER ESG MATTERS

Introduction
Citi has worked on Environmental, Social and Governance (ESG) issues for more than 20 years and has a demonstrated record of ESG progress, including participating in the creation and adoption of ESG-related principles and standards. This section summarizes some of Citi’s key ESG initiatives, including its Sustainable Progress Strategy, Net Zero, and Financial Inclusion and Racial Equity commitments.
Citi’s ESG Report provides information on a broad set of ESG-related efforts. Citi’s Task Force on Climate-Related Financial Disclosures (TCFD) Report provides its stakeholders with information on Citi’s continued progress to manage climate risk and its Net Zero plan, including information on financed emissions and 2030 emissions targets.
For information regarding Citi’s management of climate risk, see “Managing Global Risk—Strategic Risks—Climate Risk” below.

ESG and Climate-Related Governance
Citi’s Board of Directors (Board) provides oversight of Citi’s management activities (for additional information, see “Managing Global Risk—Risk Governance” below). For example, the Nomination, Governance and Public Affairs Committee of the Board oversees many of Citi’s ESG activities, including reviewing Citi’s policies and programs for environmental and social sustainability, climate change, human rights, diversity and other ESG issues, as well as overseeing engagement with external stakeholders.
The Risk Management Committee of the Board provides oversight of Citi’s Independent Risk Management function and reviews Citi’s risk policies and frameworks, including receiving climate risk-related updates.
The Audit Committee of the Board has recently been chartered to provide oversight of controls and procedures pertaining to the ESG-related metrics and related disclosures in Citi’s SEC filed reports and voluntary ESG reporting, as well as management’s evaluation of Citi’s disclosure controls and procedures for ESG reporting.
Citi’s Global ESG Council consists of senior members of its management team and certain subject matter experts who provide oversight of Citi’s ESG goals and activities. In addition, a number of teams and senior managers contribute to the oversight and management of areas such as environmental sustainability; community investing; talent and diversity; ethics and business practices; and remuneration.
Citi’s climate governance structure continues to evolve as Citi advances its understanding of its climate risk and its progress under the Net Zero plan. In addition to the expansion of the Board’s oversight of climate matters (see Risk Management Committee and Audit Committee descriptions above), Citi has:

•Expanded and realigned its climate risk team to be part of the Enterprise Risk Management function within Risk;
•Further built out its Clean Energy Transition (CET) team (formed in 2021 and expanded in 2022 to include Corporate Banking), which focuses on providing advisory and capital-raising services to companies involved in energy transition; and
•Launched two climate training pilots for its BCMA (Banking, Capital Markets and Advisory), Risk Management and Global Functions teams involving in-person workshops focused on providing foundational knowledge of climate risks and client engagement.

Key ESG Initiatives

Sustainable Progress Strategy
Citi’s Sustainable Progress Strategy is summarized in its Environmental and Social Policy Framework. The three pillars of the strategy each have climate-related elements and serve as the foundation for Citi’s climate commitments:

•The first pillar, “Low-Carbon Transition,” focuses on financing and facilitating environmental and social finance, including low-carbon solutions, and supporting Citi’s clients in their decarbonization and transition strategies.
•The second pillar, “Climate Risk,” focuses on Citi’s efforts to measure, manage and reduce the climate risk and impact of its client portfolio. Areas of activity include portfolio analysis and stakeholder engagement as well as enhancing TCFD implementation and disclosure.
•The third pillar, “Sustainable Operations,” focuses on Citi’s efforts to reduce the environmental footprint of its facilities and strengthen its sustainability culture. This includes minimizing the impact of its global operations through operational footprint goals and further integrates sustainable practices across the countries in which Citi operates.

Net Zero Emissions by 2050
Citi is a member of several initiatives that enhance its understanding of climate-related issues, improve its access to data and promote a common understanding and terminology across various climate efforts. These initiatives include the Partnership for Carbon Accounting Financials, the Glasgow Financial Alliance for Net Zero and the Net Zero Banking Alliance.
As previously disclosed, Citi has committed to achieving net zero greenhouse gas (GHG) emissions associated with its financing by 2050, and net zero GHG emissions for its own operations by 2030; both are significant targets given the size and breadth of Citi’s lending portfolios, businesses and operational footprint. Citi made this commitment as part of its ongoing work to reduce its climate risk and impact, grow its business in the clean energy transition and help address the challenges that climate change poses to the global economy and broader society. Citi’s net zero commitment demonstrates how identifying, assessing and managing climate-related risks and opportunities remains a top business priority for Citi.
While many financial institutions, including Citi, face increasing public pressure to divest from carbon-intensive sectors, Citi believes it has an important role to play in advising and financing the transition to net zero, and it plans to work closely with clients in this effort. Citi recognizes that large-scale, rapid divestment could result in an abrupt and disorderly transition to a low-carbon economy, creating both economic and social upheaval. Citi believes that an orderly, responsible and equitable transition, which accounts for the immediate economic needs of communities and workers, continued access to energy, environmental justice considerations and broader economic development concerns, is essential for the retention of political and social support to move to a low-carbon economy.
The 2050 net zero commitment includes the following framework, delineating the key areas required to achieve its targets:

•Calculate Emissions: Calculate baseline financed emissions for each carbon-intensive sector
•Transition Pathway: Identify the appropriate climate scenario transition pathway
•Target Setting: Establish emissions reduction targets for 2030 and beyond
•Implementation Strategy: Engage with and assess clients to determine transition opportunities
•External Engagement: Solicit feedback from clients, investors and other stakeholders, as the work continues to evolve and the parties collectively define net zero for the banking sector

Citi’s Net Zero plan includes:

•Net Zero Metrics and Target Setting: Assess targets for carbon-intensive sectors and explore methodologies for calculating financed emissions beyond lending portfolios
•Client Engagement and Assessment: Seek to understand clients’ GHG emissions and work with them to develop their transition plans and advise on capacity building
•Risk Management: Assess climate risk exposure across Citi’s lending portfolios and review client carbon reduction progress, with ongoing review and refining of Citi’s risk appetite and thresholds and policies related to Climate Risk Management
•Clean Technology and Transition Finance: Support existing and, where possible, new technologies to accelerate commercialization and provide transition advisory and finance, via debt and equity underwriting
•Portfolio Management: Active portfolio management to align with net zero targets, including considerations of transition measures taken by clients
•Public Policy and Regulatory Engagement: Support enabling public policy and regulation in the U.S. and other countries where relevant

In 2022, Citi took the following steps to operationalize its Net Zero plan:

•In addition to the energy and power targets established last year, Citi has set 2030 emissions reduction targets for four additional loan portfolio sectors: automotive manufacturing, commercial real estate, steel and thermal coal mining.
•Citi has begun piloting a Net Zero Review Template for its energy and power clients to better understand their transition plans.
•Citi worked with RMI to help develop and launch the Sustainable STEEL Principles, a solution for measuring and disclosing the alignment of steel lending portfolios with 1.5°C climate targets.

Financial Inclusion and Racial Equity
Building on Citi’s longstanding focus on advancing financial inclusion and economic opportunity for communities of color, in September 2020, Citi and the Citi Foundation announced Action for Racial Equity (ARE), a set of strategic initiatives to help close the racial wealth gap and increase economic mobility in the U.S. As part of ARE, Citi and the Citi Foundation have invested more than $1 billion in strategic initiatives to provide greater access to banking and credit in communities of color, increase investment in Black-owned businesses, expand access to affordable housing and homeownership among Black Americans and advance anti-racist practices within Citi and across the financial services industry.
Consistent with its commitment to transparently report on ARE, in December 2022 Citi released the results of a racial equity audit of ARE, which it had commissioned from the law firm Covington & Burling. The audit assessed ARE as an effort to help address various drivers of the racial wealth gap by evaluating ARE’s design, implementation and extent of integration into Citi’s business. The audit’s overall assessment was that ARE was a well-designed and credible effort to help address the racial wealth gap in the U.S., given the dimensions of Citi’s business. More specifically, it concluded that:

•ARE’s design effectively leveraged Citi’s expertise, network of business partners and resources to address some of the key factors contributing to the racial wealth gap.
•Citi has made progress toward many of the objectives committed to under ARE, although at the time of the audit (the end of the first two years of its three-year commitment) it had not yet accomplished every objective or commitment.
•There are opportunities to further institutionalize ARE efforts into Citi’s core business, building upon the creation of dedicated business units in both PBWM and ICG.
•There are opportunities for Citi to further support consumers from underrepresented communities to build and maintain healthy credit scores and access credit.

In addition to Citi’s ongoing work and focus on ARE and in line with its continued commitment to expand access to banking products and services that can help advance economic progress—especially for underbanked and unbanked communities—Citi eliminated overdraft fees, returned item fees and overdraft protection fees beginning in June 2022. In addition to eliminating these fees, Citi will continue to offer a robust suite of free overdraft protection services for its customers.

Additional Information
For additional information on Citi’s environmental and social policies and priorities, click on “Our Impact” on Citi’s website at www.citigroup.com. For information on Citi’s ESG and Sustainability (including climate change) governance, see Citi’s 2023 Annual Meeting Proxy Statement to be filed with the SEC in March 2023, as well as its 2022 TCFD Report to be published and available on Citi’s investor relations website in March 2023.
The 2022 TCFD Report and any other ESG-related reports and information included elsewhere on Citi’s investor relations website are not incorporated by reference into, and do not form any part of, this 2022 Annual Report on Form 10-K.

HUMAN CAPITAL RESOURCES AND MANAGEMENT

Attracting and retaining a highly qualified and motivated workforce is a strategic priority for Citi. Citi seeks to enhance the competitive strength of its workforce through the following efforts:

•Continuously innovating the recruitment, training, compensation, promotion and engagement of colleagues
•Actively seeking and listening to diverse perspectives at all levels of the organization
•Optimizing transparency concerning workforce goals to promote accountability, credibility and effectiveness in achieving those goals
•Providing compensation programs that are competitive in the market and aligned to strategic objectives

Workforce Size and Distribution
As of December 31, 2022, Citi employed approximately 240,000 colleagues in over 90 countries. The Company’s workforce is constantly evolving and developing, benefiting from a strong mix of internal and external hiring into new and existing positions. In 2022, Citi welcomed nearly 60,000 new colleagues in addition to the roles filled by colleagues through internal mobility. The following table shows the geographic distribution of Citi’s employee population by segment, region and gender:

Segment or component(1)	North America	EMEA	Latin America	Asia	Total(2)	Women(3)	Men(3)	Unspecified(3)
Institutional Clients Group	19,162	19,635	7,569	27,882	74,248	44.1%	55.9%	0.03%
Personal Banking and Wealth Management	39,952	2,227	452	14,084	56,715	56.8	43.2	0.02
Legacy Franchises	58	21	35,776	14,392	50,247	55.1	44.9	—
Corporate/Other	27,690	10,894	7,281	12,828	58,693	46.8	53.2	0.02
Total	86,862	32,777	51,078	69,186	239,903	50.1%	49.9%	0.02%

(1)    Colleague distribution is based on assigned business and region, which may not reflect where the colleague physically resides.
(2)    Part-time colleagues represented less than 1.5% of Citi’s global workforce.
(3)    Information regarding gender is self-identified by colleagues.

Driving a Culture of Excellence and Accountability
Citi continues to embark on a talent and culture transformation to drive a culture of excellence and accountability that is supported by strong risk and controls management.
Citi’s new Leadership Principles of “taking ownership, delivering with pride and succeeding together” have been reinforced through a behavioral science-led campaign, Citi’s New Way, that reinforces the key working habits that support Citi’s leadership culture.
Citi’s performance management approach also emphasizes the Leadership Principles through a new four-pillar system, evaluating what colleagues deliver against financial performance, risk and controls, and client and franchise goals as well as how colleagues deliver from a leadership perspective. The performance management and incentive compensation processes and associated policies and frameworks have been redesigned to enhance accountability through increased rigor and consistency, in particular for risk and controls.
The culture shift is also being supported by changes in the way Citi identifies, assesses, develops and promotes talent, particularly at the most senior levels of the organization. In 2022, the first Company-wide approach for promotions to the critical leadership role of Managing Director was launched, with common eligibility criteria across Citi, including risk and control performance. Further, all potential successors to Executive Management Team roles are evaluated by the Board and are now subject to a risk and controls assessment.

Diversity, Equity and Inclusion
Citigroup’s Board is committed to ensuring that the Board and Citi’s Executive Management Team are composed of individuals whose backgrounds reflect the diversity of Citi’s employees, customers and other stakeholders. In addition, Citi has increased its efforts to diversify its workforce, including, among other things, taking actions with respect to pay equity, setting representation goals and the use of diverse slates in recruiting.

Pay Transparency and Pay Equity
Citi values pay transparency and has taken significant action to ensure that both managers and employees have greater clarity around Citi’s compensation philosophy. Over the past two years, Citi introduced market-based salary structures and bonus opportunity guidelines in various countries worldwide. In addition, Citi recently began posting salary ranges on all external U.S. job postings, which aligns with strategic objectives of pay equity and transparency. Citi also raised its U.S. minimum wage in 2022, the second broad-based increase in less than two years.
Citi has focused on measuring and addressing pay equity within the organization:

•In 2018, Citi was the first major U.S. financial institution to publicly release the results of a pay equity review comparing its compensation of women to that of men, as well as U.S. minorities to U.S. non-minorities. Since 2018, Citi has continued to be transparent about pay equity, including disclosing its unadjusted or “raw” pay gap for both women and U.S. minorities. The raw gap measures the difference in median compensation. The existence of Citi’s raw pay gap reflects a need to increase representation of women and U.S. minorities in senior and higher-paying roles.
•Citi’s 2022 pay equity review determined that on an adjusted basis, women globally are paid on average more than 99% of what men are paid at Citi, and that there was not a statistically significant difference in adjusted compensation for U.S. minorities and non-minorities.
•Citi’s 2022 raw pay gap analysis showed that the median
pay for women globally is 78% of the median for men, up
from 74% in 2021 and 2020. The median pay for U.S.
minorities is more than 97% of the median for non-minorities, which is up from just above 96% in 2021 and 94% in 2020.

Representation Goals
Citi’s management believes that a diverse workforce is key to the Company’s success in serving diverse clients and communities. In 2022, Citi announced that it exceeded its Company-wide, aspirational diversity representation goals for 2018–2021 to increase its percentages of women colleagues globally and Black talent in the U.S.
Recognizing that this was just a starting point, Citi has set new goals for 2025. The new goals are more global, embrace more dimensions of diversity and include all levels of the Company.
Citi’s 2025 aspirational representation goals are embedded in its business strategy. Citi has goals for hiring and promoting colleagues into roles at the Assistant Vice President to Managing Director levels across the organization, as well as goals for campus hiring from colleges and universities. Having aspirational goals across all levels—from early career through senior leadership roles—will help ensure Citi not only has diverse talent in leadership roles, but will also help the Company build a diverse talent pipeline for the future.

Workforce Development
Citi’s numerous programmatic offerings aim to reinforce its culture and values, foster understanding of compliance requirements and develop competencies required to deliver excellence to its clients. Citi encourages career growth and development by offering broad and diverse opportunities to colleagues, including the following:

•Citi provides a range of internal development and rotational programs to colleagues at all levels, including an extensive leadership curriculum, allowing the opportunity to build the skills needed to transition to supervisory and managerial roles. Citi’s tuition assistance program further enables colleagues in North America to pursue their educational goals.
•Citi has a focus on internal talent development and aims to provide colleagues with career growth opportunities, with more than 33,000 open positions filled internally in 2022. These opportunities are particularly important as Citi focuses on providing career paths for its internal talent base as part of its efforts to increase organic growth and promotions within the organization.

Wellness and Benefits
Citi is proud to provide a wide range of benefits that support its colleagues mentally, emotionally, physically and financially and through various life stages and events. The Company is focused on providing equitable benefits that are designed to attract, engage and retain colleagues.
Citi has significantly enhanced mental well-being programs by offering free counseling sessions for colleagues and their family members and adding real-time text, video and message-based counseling in the U.S., as well as offering an online tool so that all colleagues around the globe can easily find their local Employee Assistance Programs and resources. Citi also continues to value the importance of physical well-being—providing employees in several office locations and countries access to onsite medical care clinics, fitness centers, subsidized gym memberships and virtual fitness programs.
Citi continues expanding employee benefits to support colleagues and their families. In early 2020, Citi expanded its Paid Parental Leave Policy to include Citi colleagues around the world. Citi also began to offer additional leave opportunities to eligible colleagues, including the “Refresh, Recharge, Reenergize” program, whereby employees are able to take up to 12 weeks for a sabbatical to pursue a personal interest, and the “Giving Back” program, allowing employees to take up to four weeks to work with a charitable institution.
In 2022, Citi implemented a global, flexible work approach to provide colleagues with the ability to balance the demands of their home lives with the work conditions that are necessary for success. The “How We Work” approach includes a new work model for Citi, defined by three role designations for colleagues globally: Resident, Hybrid or Remote. By embracing a flexible model of work, Citi has focused on keeping its approach consistent and aligned with its values and priorities.

For additional information about Citi’s human capital management initiatives and goals, see Citi’s 2021 ESG report available at www.citigroup.com. The 2021 ESG report and other information included elsewhere on Citi’s investor relations website are not incorporated by reference into, and do not form any part of, this 2022 Annual Report on Form 10-K.

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

Overview
For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi has established an Enterprise Risk Management (ERM) Framework to ensure that all of Citi’s risks are managed appropriately and consistently across the Company and at an aggregate, enterprise-wide level. Citi’s culture drives a strong risk and control environment, and is at the heart of the ERM Framework, underpinning the way Citi conducts business. The activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition and the key Leadership Principles that support it, as well as Citi’s risk appetite. As discussed above, Citi also continues its efforts to comply with the FRB and OCC consent orders, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls (see “Citi’s Consent Order Compliance” and “Risk Factors—Compliance Risks” above).
Under Citi’s Mission and Value Proposition, which was developed by its senior leadership and distributed throughout the Company, Citi strives to serve its clients as a trusted partner by responsibly providing financial services that enable growth and economic progress while earning and maintaining the public’s trust by constantly adhering to the highest ethical standards. As such, Citi asks all colleagues to ensure that their decisions pass three tests: they are in Citi’s clients’ best interests, create economic value and are always systemically responsible.
As discussed in “Human Capital Resources and Management” above, Citi has designed Leadership Principles that represent the qualities, behaviors and expectations all employees must exhibit to deliver on Citi’s mission of enabling growth and economic progress. The Leadership Principles inform Citi’s ERM Framework and will contribute to creating a culture that drives client, control and operational excellence. Citi colleagues share a common responsibility to uphold these leadership principles and hold themselves to the highest standards of ethics and professional behavior in dealing with Citi’s clients, business colleagues, shareholders, communities and each other.
Citi’s ERM Framework details the principles used to support effective enterprise-wide risk management across the end-to-end risk management lifecycle. The ERM Framework covers the risk management roles and responsibilities of the Citigroup Board of Directors (the Board), Citi’s Executive Management Team (see “Risk Governance—Executive Management Team” below) and employees across the lines of defense. The underlying pillars of the framework encompass:

•Culture—the core principles and behaviors that underpin a strong culture of risk awareness, in line with Citi’s Mission and Value Proposition, and Leadership Principles;
•Governance—the committee structure and reporting arrangements that support the appropriate oversight of risk management activities at the Board and Executive Management Team levels;
•Risk Management—the end-to-end risk management cycle including the identification, measurement, monitoring, controlling and reporting of all risks including top, material, growing, idiosyncratic and emerging risks, and aggregated to an enterprise-wide level; and
•Enterprise Programs—the key risk management programs performed across the risk management lifecycle for all risk categories; these programs also outline the specific roles played by each of the lines of defense in these processes.

Each of these pillars is underpinned by supporting capabilities, which are the infrastructure, people, technology and data, and modelling and analytical capabilities that are in place to enable the execution of the ERM Framework.
Citi’s approach to risk management requires that its risk-taking be consistent with its risk appetite. The risk appetite is the aggregate level and types of risk Citi is willing to take or tolerate in order to meet its strategic objectives and business plan. Citi’s risk appetite framework is the overall firm-wide approach, including policies, processes, controls and systems through which the risk appetite is established, communicated and monitored. In addition, underlying risk limits and thresholds are designed to control concentrations and operationalize risk appetite.
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
•Market risk (Trading and Non-Trading): Market risk of trading portfolios is the risk of loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as interest rates, exchange rates, equity and commodity prices or credit spreads. Market risk of non-trading portfolios is the risk to current or projected financial condition and resilience arising from movements in interest rates resulting from repricing risk, basis risk, yield curve risk and options risk.
•Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. It includes legal risk, which is the risk of loss (including litigation costs, settlements and regulatory fines) resulting from Citi’s failure to comply with laws, regulations, prudent ethical standards or contractual obligations in any aspect of Citi’s business, but excludes strategic and reputation risks (see below).
•Compliance risk is the risk to current or projected financial condition and resilience arising from violations of laws, rules or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards.
•Reputation risk is the risk to current or projected financial conditions and resilience from negative opinion held by stakeholders.
•Strategic risk is the risk of a sustained impact (not episodic impact) to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization or capital, arising from the external factors affecting the Company’s operating environment; as well as the risks associated with defining the strategy and executing the strategy, which are identified, measured and managed as part of the Strategic Risk Framework at the Enterprise Level.

Citi uses a lines of defense model as a key component of its ERM Framework to manage its risks. As discussed below, the lines of defense model brings together risk-taking, risk oversight and risk assurance under one umbrella and provides an avenue for risk accountability of first line of defense, a construct for effective challenge by the second line of defense (Independent Risk Management and Independent Compliance Risk Management), and empowers independent risk assurance by the third line of defense (Internal Audit). In addition, the lines of defense model includes organizational units tasked with supporting a strong control environment (“enterprise support functions”). The first, second and third lines of defense, along with enterprise support functions, have distinct roles and responsibilities and are empowered to perform relevant risk management processes and responsibilities in order to manage Citi’s risks in a consistent and effective manner.

First Line of Defense: Front Line Units and Front Line Unit Activities
Citi’s first line of defense owns the risks and associated controls inherent in, or arising from, the execution of its business activities and is responsible for identifying, measuring, monitoring, controlling and reporting those risks consistent with Citi’s strategy, Mission and Value Proposition, Leadership Principles and risk appetite.
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
The first line of defense is composed of Citi’s Business
Management, Regional Management, certain Corporate Functions (Enterprise Operations and Technology, Chief Administrative Office, Global Public Affairs, Office of the Citibank Chief Executive Officer (CEO) and Finance), as well as other front line unit activities. Front line units may also include enterprise support units and/or conduct enterprise support activities—see “Enterprise Support Functions” below.

Second Line of Defense: Independent Risk Management Independent risk management units are independent of the first line of defense. They are responsible for overseeing the risk-taking activities of the first line of defense and challenging the first line of defense in the execution of its risk management responsibilities. They are also responsible for independently identifying, measuring, monitoring, controlling and reporting aggregate risks and for setting standards for the management and oversight of risk. Independent risk management is composed of Independent Risk Management (IRM) and Independent Compliance Risk Management (ICRM), which are led by the Group Chief Risk Officer (CRO) and Group Chief Compliance Officer (CCO) who have unrestricted access to the Board and its Risk Management Committee to facilitate the ability to execute their specific responsibilities pertaining to escalation to the Board.

Independent Risk Management
The IRM organization sets risk and control standards for the first line of defense and actively manages and oversees aggregate credit, market (trading and non-trading), liquidity, strategic, operational and reputation risks across Citi, including risks that span categories, such as concentration risk, country risk and climate risk.
IRM is organized to align to risk categories, legal entities/regions and Company-wide, cross-risk functions or processes. Each of these units reports to a member of the Risk Management Executive Council, who are all direct reports to the Citigroup CRO.

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
ICRM is aligned by product line, function and geography to provide compliance risk management advice and credible challenge on day-to-day matters and strategic decision-making for key initiatives. ICRM also has program-level Enterprise Compliance units responsible for setting standards and establishing priorities for program-related compliance efforts. These Compliance Risk Management heads report directly to the CCO. The CCO reports to Citi’s General Counsel and ICRM is organizationally part of the Global Legal Affairs & Compliance group. In addition, the CCO has matrix reporting into the CRO and is part of the Risk Management Executive Council.

Third Line of Defense: Internal Audit
Internal Audit is independent of the first line, second line and enterprise support functions. The role of Internal Audit is to provide independent, objective, reliable, valued and timely assurance to the Board, its Audit Committee, Citi senior management and regulators over the effectiveness of governance, risk management and controls that mitigate current and evolving risks and enhance the control culture within Citi. The Citi Chief Auditor manages Internal Audit and reports functionally to the Chairman of the Citi Audit Committee and administratively to the Citi Chief Executive Officer. The Citi Chief Auditor has unrestricted access to the Board and the Board Audit Committee to address risks and issues identified through Internal Audit’s activities.

Enterprise Support Functions
Enterprise support functions engage in activities that support safety and soundness across Citi. These functions provide advisory services and/or design, implement, maintain and oversee Company-wide programs that support Citi in maintaining an effective control environment.
Enterprise support functions are composed of Human Resources and Legal (including Citi Security and Investigative Services). Front line units may also include enterprise support units and/or conduct enterprise support activities (e.g., the Controllers Group within Finance).
Enterprise support functions, units and activities are subject to the relevant Company-wide independent oversight processes specific to the risks for which they are accountable (e.g., operational risk, compliance risk, reputation risk).

Risk Governance
Citi’s ERM Framework encompasses risk management processes to address risks undertaken by Citi through identification, measurement, monitoring, controlling and reporting of all risks. The ERM Framework integrates these processes with appropriate governance to complement Citi’s commitment to maintaining strong and consistent risk management practices.

Board Oversight
The Board is responsible for oversight of Citi and holds the Executive Management Team accountable for implementing the ERM Framework, meeting strategic objectives within Citi’s risk appetite.

Executive Management Team
The Board delegates authority to an Executive Management Team for directing and overseeing day-to-day management of Citi. The Executive Management Team is led by the Citigroup CEO and provides oversight of group activities, both directly and through authority delegated to committees it has established to oversee the management of risk, to ensure continued alignment with Citi’s risk strategy.

Board and Executive Management Committees
The Board executes its responsibilities either directly or through its committees. The Board has delegated authority to the following Board standing committees to help fulfill its oversight and risk management responsibilities:
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
•Compensation, Performance Management and Culture Committee: provides oversight of compensation of Citi’s employees and Citi management’s sustained focus on fostering a principled culture of sound ethics, responsible conduct and accountability within the organization.
•Nomination, Governance and Public Affairs Committee: provides oversight of reputational issues, Environmental, Social and Governance (ESG) and sustainability matters, and legal and regulatory compliance risks as they relate to corporate governance matters.
•Technology Committee: assists the Board in fulfilling its responsibility with respect to oversight of (i) Citigroup’s technology strategy and operating plan and the development of Citi’s target operating model and architecture, (ii) technology-based risk management, including Cyber Security, (iii) technology-related resource and talent planning and (iv) third-party management policies, practices and standards.

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
•Group Risk Management Committee (GRMC): the primary senior executive level committee responsible for (i) overseeing the execution of Citigroup’s ERM Framework, (ii) monitoring Citi’s risk profile at an aggregate level inclusive of individual risk categories, (iii) ensuring that Citi’s risk profile remains consistent with its approved risk appetite and (iv) discussing material and emerging risk issues facing the Company. The Committee also provides comprehensive Group-wide coverage of all risk categories, including Credit Risk and Market Risk (trading).
•Group Business Risk and Control Committee (GBRCC): provides governance oversight of Citi’s Compliance and Operational Risks.

•Group Reputation Risk Committee (GRRC): provides governance oversight for Reputation Risk management across Citi.

In addition to the Executive Management committees listed above, management may establish ad-hoc committees in response to regulatory feedback or to manage additional activities when deemed necessary.

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
Citi has an established framework in place for managing credit risk across all businesses that includes a defined risk appetite, credit limits and credit policies. Citi’s credit risk management framework also includes policies and procedures to manage problem exposures.
To manage concentration risk, Citi has in place a framework consisting of industry limits, single-name concentrations for each business and across Citigroup and a specialized product limit framework.
Credit exposures are generally reported in notional terms for accrual loans, reflecting the value at which the loans as well as other off-balance sheet commitments are carried on the Consolidated Balance Sheet. Credit exposure arising from capital markets activities is generally expressed as the current mark-to-market, net of margin, reflecting the net value owed to Citi by a given counterparty.
The credit risk associated with Citi’s credit exposures is a function of the idiosyncratic creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its allowance for credit losses (ACL) process (see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below and Notes 1 and 15), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties. See Note 14 for additional information on Citi’s credit risk management.

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients whose needs encompass multiple products, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table details Citi’s corporate credit portfolio within ICG and the Mexico SBMM component of Legacy Franchises (excluding certain loans managed on a delinquency basis, loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	December 31, 2022				September 30, 2022				December 31, 2021
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$134	$122	$27	$283	$143	$114	$27	$284	$145	$119	$20	$284
Unfunded lending commitments (off-balance sheet)(2)	140	256	10	406	133	248	10	391	147	269	13	429
Total exposure	$274	$378	$37	$689	$276	$362	$37	$675	$292	$388	$33	$713

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	December 31, 2022	September 30, 2022	December 31, 2021
North America	56%	56%	56%
EMEA	25	25	25
Asia	12	12	13
Latin America	7	7	6
Total	100%	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty, and internal risk ratings are derived by leveraging validated statistical models and scorecards in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss given default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2022	September 30, 2022	December 31, 2021
AAA/AA/A	50%	50%	48%
BBB	34	33	34
BB/B	14	15	16
CCC or below	2	2	2
Total	100%	100%	100%

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
Risk ratings and classifications are reviewed regularly and adjusted as appropriate. The credit review process incorporates quantitative and qualitative factors, including financial and non-financial disclosures or metrics, idiosyncratic events or changes to the competitive, regulatory or macroeconomic environment. This includes but is not limited to exposures in those sectors significantly impacted by the COVID-19 pandemic (including consumer retail, commercial real estate and transportation).
Citi believes the corporate credit portfolio to be appropriately rated and classified as of December 31, 2022. Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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
See Note 14 for additional information on Citi’s corporate credit portfolio.
Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	December 31, 2022	September 30, 2022	December 31, 2021
Transportation and industrials	20%	20%	20%
Technology, media and telecom	12	12	12
Consumer retail	11	11	11
Real estate	10	10	10
Power, chemicals, metals and mining	9	9	9
Banks and finance companies(1)	10	9	8
Energy and commodities	7	7	7
Asset managers and funds	5	7	8
Health	6	5	5
Insurance	4	4	4
Public sector	3	3	3
Financial markets infrastructure	2	2	2
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2022:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$139,225	$57,271	$81,954	$109,197	$19,697	$9,850	$481	$403	$—	$(8,459)
Autos(4)	47,482	21,995	25,487	40,795	5,171	1,391	125	52	—	(3,084)
Transportation	24,843	10,374	14,469	18,078	3,156	3,444	165	57	(30)	(1,270)
Industrials	66,900	24,902	41,998	50,324	11,370	5,015	191	294	30	(4,105)
Technology, media and telecom	81,211	28,931	52,280	65,386	12,308	3,308	209	169	11	(6,050)
Consumer retail	78,255	32,687	45,568	60,215	14,830	2,910	300	195	28	(5,395)
Real estate	70,676	48,539	22,137	63,023	4,722	2,881	50	138	2	(739)
Power, chemicals, metals and mining	59,404	18,326	41,078	47,395	10,466	1,437	106	226	34	(5,063)
Power	22,718	4,827	17,891	18,822	3,325	512	59	129	(3)	(2,306)
Chemicals	23,147	7,765	15,382	19,033	3,534	564	16	55	30	(2,098)
Metals and mining	13,539	5,734	7,805	9,540	3,607	361	31	42	7	(659)
Banks and finance companies	65,623	42,276	23,347	57,368	5,718	2,387	150	266	65	(1,113)
Energy and commodities(5)	46,309	13,069	33,240	38,918	6,076	1,200	115	180	11	(3,852)
Asset managers and funds	35,983	13,162	22,821	34,431	1,492	60	—	95	—	(759)
Health	41,836	8,771	33,065	36,954	3,737	978	167	84	7	(2,855)
Insurance	29,932	4,417	25,515	29,090	801	41	—	44	—	(3,884)
Public sector	23,705	11,736	11,969	20,663	2,084	956	2	77	4	(1,633)
Financial markets infrastructure	8,742	60	8,682	8,672	70	—	—	—	—	(18)
Securities firms	1,462	569	893	625	678	157	2	2	—	(2)
Other industries	6,697	3,651	3,046	4,842	1,568	238	49	19	16	(8)
Total	$689,060	$283,465	$405,595	$576,779	$84,247	$26,403	$1,631	$1,898	$178	$(39,830)

(1)    Excludes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2022, respectively, primarily related to the delinquency-managed loans and unearned income. Funded balances also exclude loans carried at fair value of $5.1 billion at December 31, 2022.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.8 billion of purchased credit protection, $36.6 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.2 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $27.6 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.4 billion ($10.3 billion in funded, with more than 99% rated investment grade) as of December 31, 2022.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2022, Citi’s total exposure to these energy-related entities was approximately $4.7 billion, of which approximately $2.4 billion consisted of direct outstanding funded loans.

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
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($6.5 billion in funded, with more than 99% rated investment grade) at December 31, 2021.
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
At December 31, 2022, September 30, 2022 and December 31, 2021, ICG had economic hedges on the corporate credit portfolio of $39.8 billion, $36.5 billion and $39.3 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2022	September 30, 2022	December 31, 2021
AAA/AA/A	39%	38%	35%
BBB	45	45	49
BB/B	12	13	13
CCC or below	4	4	3
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate Loans

In millions of dollars at December 31, 2022	Due within 1 year	Over 1 year but within 5 years	Over 5 years but within 15 years	Over 15 years	Total
Corporate loans
In North America offices(1)
Commercial and industrial loans	$23,636	$31,116	$1,328	$96	$56,176
Financial institutions	21,619	21,600	168	12	43,399
Mortgage and real estate(2)	7,028	5,074	4,348	1,379	17,829
Installment and other	9,605	12,747	1,287	128	23,767
Lease financing	86	188	34	—	308
Total	$61,974	$70,725	$7,165	$1,615	$141,479
In offices outside North America(1)
Commercial and industrial loans	$70,210	$19,376	$4,300	$81	$93,967
Financial institutions	15,888	5,201	607	235	21,931
Mortgage and real estate(2)	1,946	1,592	566	75	4,179
Installment and other	12,386	7,109	1,256	2,596	23,347
Lease financing	6	40	—	—	46
Governments and official institutions	2,535	428	798	444	4,205
Total	$102,971	$33,746	$7,527	$3,431	$147,675
Corporate loans, net of unearned income(3)	$164,945	$104,471	$14,692	$5,046	$289,154
Loans at fixed interest rates(4)
Commercial and industrial loans		$3,885	$1,045	$48
Financial institutions		3,924	61	12
Mortgage and real estate(2)		1,238	3,643	977
Other(5)		4,148	261	6
Lease financing		165	—	—
Total		$13,360	$5,010	$1,043
Loans at floating or adjustable interest rates(4)
Commercial and industrial loans		$46,607	$4,583	$129
Financial institutions		22,877	714	235
Mortgage and real estate(2)		5,428	1,271	477
Other(5)		16,136	3,080	3,162
Lease financing		63	34	—
Total		$91,111	$9,682	$4,003
Total fixed/variable pricing of corporate loans with maturities due after one year, net of unearned income(3)		$104,471	$14,692	$5,046

(1)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The differences between the domicile of the booking unit and the domicile of the managing unit are not material.
(2)    Loans secured primarily by real estate.
(3)    Corporate loans are net of unearned income of ($797) million. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(4)    Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23.
(5)    Other includes installment and other and loans to government and official institutions.

CONSUMER CREDIT
PBWM fulfills a broad spectrum of customer financial needs, with U.S. Personal Banking providing retail banking, credit card, personal loan, mortgage and small business banking, and Global Wealth offering wealth management lending and other products globally to affluent to ultra-high-net-worth customer segments through the Private bank, Wealth at Work and Citigold. PBWM’s retail banking products include a generally prime portfolio built through well-defined lending parameters within Citi’s risk appetite framework.
Legacy Franchises also provides such activities in its remaining markets through Asia Consumer and Mexico Consumer. The Legacy Franchises consumer credit information discussed below reflects only those exit market portfolios that remained held-for-investment (versus held-for-sale) as of each period. The Philippines was reclassified to held-for-sale as of 4Q21, followed by Malaysia, Thailand, Indonesia, Vietnam, Taiwan, India and Bahrain in 1Q22. As a result, China, Korea, Russia and Poland were the only portfolios that remained held-for-investment and are reflected in the discussion below as of 4Q22.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	4Q’21(2)	1Q’22(2)	2Q’22(2)	3Q’22(2)	4Q’22(2)
Personal Banking and Wealth Management
U.S. Personal Banking
Cards
Branded cards	$87.9	$85.9	$91.6	$93.7	$100.2
Retail services	46.0	44.1	45.8	46.7	50.5
Retail banking
Mortgages(5)	30.2	30.5	32.3	32.3	33.4
Personal, small business and other	2.8	2.8	3.1	3.5	3.7
Global Wealth(3)(4)
Cards	4.0	3.8	4.0	4.0	4.6
Mortgages(5)	74.6	75.4	77.8	82.0	84.0
Personal, small business and other(6)	72.7	71.0	67.0	65.1	60.6
Total	$318.2	$313.5	$321.6	$327.3	$337.0
Legacy Franchises
Asia Consumer(7)	$41.1	$19.5	$17.3	$13.4	$13.3
Mexico Consumer (excludes Mexico SBMM)	13.3	13.6	13.5	13.7	14.8
Legacy Holdings Assets(8)	3.9	3.7	3.2	3.2	3.0
Total	$58.3	$36.8	$34.0	$30.3	$31.1
Total consumer loans	$376.5	$350.3	$355.6	$357.6	$368.1
(1)End-of-period loans include interest and fees on credit cards.
(2)Legacy Franchises—4Q22 Asia Consumer loan balances exclude approximately $12 billion of loans ($9 billion of retail banking loans and $3 billion of credit card loan balances) reclassified to held-for-sale (HFS) (in Other assets on the Consolidated Balance Sheet) as a result of Citi’s signed agreements to sell its consumer banking businesses in four countries: Indonesia, Vietnam, Taiwan and India, which were reclassified to HFS starting 1Q22. (See Legacy Franchises above and Note 2 for additional information.) The Malaysia, Thailand and Bahrain sales closed during the fourth quarter of 2022 and were also reclassified to HFS starting 1Q22. The Philippines consumer banking business was reclassified to HFS from 4Q21 until the closing of its sale on August 1, 2022. Accordingly, loans from these sold businesses are excluded from the Asia Consumer loan balances as of the end of such periods.
(3)Consists of $98.2 billion, $99.3 billion, $94.6 billion, $94.1 billion and $92.7 billion of loans in North America as of December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021, respectively. For additional information on the credit quality of the Global Wealth portfolio, see Note 14.
(4)Consists of $51.0 billion, $51.8 billion, $54.2 billion, $56.1 billion and $58.6 billion of loans outside North America as of December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021, respectively.
(5)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(6)At December 31, 2022, includes approximately $49 billion of classifiably managed loans. Over 90% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical NCLs. As discussed below, approximately 95% of the classifiably managed portion of these loans are investment grade. See “Consumer Loan Delinquencies Amounts and Ratios” below for details on the delinquency-managed portfolio.
(7)Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
(8)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Consumer Credit Trends

Personal Banking and Wealth Management (PBWM)

Personal Banking and Wealth Management

As indicated above, PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking provides card products through Branded cards and Retail services, and also includes mortgages and home equity, small business and personal consumer loans through Citi’s Retail banking network. The Retail bank is concentrated in six major U.S. metropolitan areas. Global Wealth provides investment services, cards, mortgages and personal, small business and other consumer loans through the Private bank, Wealth at Work and Citigold.
As of December 31, 2022, approximately 45% of PBWM consumer loans consisted of Branded cards and Retail services card loans, which generally drives the overall credit performance of PBWM, as U.S. Cards net credit losses represent approximately 90% of total PBWM losses.
As shown in the chart above, the fourth quarter of 2022 net credit loss rate in PBWM increased quarter-over-quarter and year-over-year, driven by an increase in net flow rates, primarily reflecting ongoing normalization from historically low levels in U.S. Cards.
PBWM’s 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, also driven by an increase in net flow rates, primarily reflecting the ongoing normalization in U.S. Cards.

Branded Cards

U.S. Personal Banking’s Branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the fourth quarter of 2022 net credit loss rate in Branded cards increased quarter-over-quarter and year-over-year, driven by an increase in net flow rates, primarily reflecting ongoing normalization from historically low levels.
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over year, also driven by an increase in net flow rates, primarily reflecting the ongoing normalization.

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
As shown in the chart above, the fourth quarter of 2022 net credit loss rate in Retail services increased quarter-over-quarter and year-over-year, driven by an increase in net flow rates, primarily reflecting the ongoing normalization from historically low levels.
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, also driven by an increase in net flow rates, primarily reflecting the ongoing normalization.

For additional information on cost of credit, loan delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 14.

Retail Banking

U.S. Personal Banking’s Retail banking portfolio consists primarily of consumer mortgages (including home equity) and unsecured lending products, such as small business loans and personal loans. The portfolio is generally delinquency managed, where Citi evaluates credit risk based on FICO scores, delinquencies and the value of underlying collateral. The consumer mortgages in this portfolio have historically been extended to high credit quality customers, generally with loan-to-value ratios that are less than or equal to 80% on first and second mortgages. For additional information, see “Loan-to-Value (LTV) Ratios” in Note 14.
As shown in the chart above, the net credit loss rate in Retail banking for the fourth quarter of 2022 increased slightly quarter-over-quarter and year-over-year, primarily driven by the continued impact of industry-wide episodic overdraft losses.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily driven by U.S. mortgages, which reflected the lasting effects of government stimulus, unemployment benefits and consumer relief programs.

Global Wealth

As discussed above, the Global Wealth credit portfolio primarily consists of consumer mortgages, cards and other lending products extended to customer segments that range from the affluent to ultra-high-net-worth through the Private bank, Wealth at Work and Citigold. These customer segments represent a target market that is characterized by historically low default rates and delinquencies.
As of December 31, 2022, approximately $49 billion, or 33%, of the portfolio was classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 95% is rated investment grade. While the delinquency rate in the chart above is calculated only for the delinquency-managed portfolio, the net credit loss rate is calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As shown in the chart above, the net credit loss rate and 90+ days past due delinquency rate were broadly stable quarter-over-quarter and year-over-year, reflecting the strong credit profiles of the portfolios. The net credit loss rate increased slightly quarter-over-quarter, due to a classifiably managed loan charge-off. The low levels of net credit losses and the 90+ days past due delinquency rate continued to reflect the strong credit profiles of the portfolios.

Legacy Franchises
Legacy Franchises provides traditional retail banking and branded card products to retail and small business customers in Asia Consumer and Mexico Consumer.

Asia(1) Consumer

(1)    Asia Consumer includes Legacy Franchises activities in certain EMEA countries for all periods presented.

As shown in the chart above, the fourth quarter of 2022 net credit loss rate in Asia Consumer for the remaining portfolios held-for-investment (China, Korea, Russia and Poland) increased quarter-over-quarter, primarily driven by lower average loans due to the ongoing wind-down of the businesses, particularly in Korea (decline of $1.5 billion) and the sale of the personal loan portfolio in Russia in the fourth quarter of 2022. The net credit loss rate increased year-over-year, primarily driven by lower average loans due to the ongoing wind-down of the businesses, particularly in Korea (decline of $7.8 billion) and the sale of the personal loan portfolio in Russia, partially offset by the reclassification of loans to held-for-sale during 2022.
The 90+ days past due delinquency rate was largely unchanged quarter-over-quarter and decreased year-over-year, mainly driven by the impact of the Asia Consumer held-for-sale reclassifications, partially offset by the effect of declining loans due to the ongoing wind-down of the businesses, including the sale of the personal loan portfolio in Russia.
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
As shown in the chart above, the fourth quarter of 2022 net credit loss rate in Mexico Consumer decreased quarter-over-quarter and year-over-year, primarily driven by the impact of the charge-off of peak delinquencies in early 2021, which resulted in lower delinquencies, leading to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate was largely unchanged quarter-over-quarter and decreased year-over-year, primarily driven by the impact of the charge-off of peak delinquencies and higher payment rates.

For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Note 14.

U.S. Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s Branded cards and Retail services portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Branded Cards

FICO distribution(1)	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
> 760	48%	48%	49%
680–760	38	38	38
< 680	14	14	13
Total	100%	100%	100%

Retail Services

FICO distribution(1)	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
> 760	27%	27%	28%
680–760	42	43	44
< 680	31	30	28
Total	100%	100%	100%

(1)The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios shifted slightly lower across the credit bands from the prior quarter and the prior year consistent with the ongoing normalization in net credit loss and delinquency rates in the portfolios. The FICO distribution continues to reflect strong underlying credit quality and a benefit from the continued impacts of government stimulus, unemployment benefits and customer relief programs. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2022	2022	2021	2020	2022	2021	2020
Personal Banking and Wealth Management(3)(4)(5)
Total	$337.0	$1,764	$1,350	$1,879	$2,037	$1,453	$1,794
Ratio		0.61%	0.52%	0.74%	0.71%	0.56%	0.71%
U.S. Personal Banking
Total	$187.8	$1,578	$1,069	$1,588	$1,720	$1,130	$1,513
Ratio		0.84%	0.64%	0.95%	0.92%	0.68%	0.90%
Cards(4)
Total	$150.7	$1,415	$871	$1,330	$1,511	$947	$1,228
Ratio		0.94%	0.65%	1.02%	1.00%	0.71%	0.94%
Branded cards	100.2	629	389	686	693	408	589
Ratio		0.63%	0.44%	0.82%	0.69%	0.46%	0.70%
Retail services	50.5	786	482	644	818	539	639
Ratio		1.56%	1.05%	1.39%	1.62%	1.17%	1.38%
Retail banking(3)	37.1	163	198	258	209	183	285
Ratio		0.45%	0.62%	0.70%	0.57%	0.57%	0.77%
Global Wealth delinquency-managed loans(5)	$100.0	$186	$281	$291	$317	$323	$281
Ratio		0.19%	0.31%	0.34%	0.32%	0.35%	0.33%
Global Wealth classifiably managed loans(6)	$49.2	N/A	N/A	N/A	N/A	N/A	N/A
Legacy Franchises
Total	$31.1	$389	$613	$1,131	$335	$546	$1,083
Ratio		1.26%	1.06%	1.47%	1.09%	0.94%	1.41%
Asia Consumer(7)(8)	13.3	49	209	456	70	285	514
Ratio		0.37%	0.51%	0.81%	0.53%	0.69%	0.92%
Mexico Consumer	14.8	190	183	363	186	173	390
Ratio		1.28%	1.38%	2.49%	1.26%	1.30%	2.67%
Legacy Holdings Assets (consumer)(9)	3.0	150	221	312	79	88	179
Ratio		5.56%	6.31%	5.03%	2.93%	2.51%	2.89%
Total Citigroup consumer	$368.1	$2,153	$1,963	$3,010	$2,372	$1,999	$2,877
Ratio		0.68%	0.62%	0.91%	0.75%	0.63%	0.87%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $89 million ($0.6 billion), $185 million ($1.1 billion) and $171 million ($0.7 billion) at December 31, 2022, 2021 and 2020, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $70 million, $74 million and $98 million at December 31, 2022, 2021 and 2020, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and therefore delinquency metrics are excluded from this table. As of December 31, 2022, 2021 and 2020, 96%, 94% and 92% of Global Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Global Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(7)Asia Consumer includes delinquencies and loans in certain EMEA countries for all periods presented.

(8)Citi recently entered into agreements to sell certain Asia consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet, and hence the loans and related delinquencies and ratios are not included in this table. The reclassifications commenced as follows: Australia (3Q21, and closed on June 1, 2022), the Philippines (4Q21, and closed on August 1, 2022) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22) (Bahrain, Malaysia and Thailand closed in 4Q22). See Note 2 for additional information.
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $90 million ($0.3 billion), $138 million ($0.4 billion) and $183 million ($0.5 billion) at December 31, 2022, 2021 and 2020, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $37 million, $35 million and $73 million at December 31, 2022, 2021 and 2020, respectively. The EOP loans in the table include the guaranteed loans.
N/A    Not applicable

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2022	2022	2021	2020
Personal Banking and Wealth Management(2)
Total	$321.0	$3,021	$3,061	$5,229
Ratio		0.94%	1.00%	1.72%
U.S. Personal Banking
Total	$170.7	$2,918	$2,939	$4,990
Ratio		1.71%	1.85%	2.95%
Cards
Total	135.6	2,640	2,828	4,858
Ratio		1.95%	2.28%	3.71%
Branded cards	89.8	1,384	1,659	2,708
Ratio		1.54%	2.05%	3.20%
Retail services	45.8	1,256	1,169	2,150
Ratio		2.74%	2.71%	4.62%
Retail banking	35.1	278	111	132
Ratio		0.79%	0.32%	0.35%
Global Wealth	$150.3	$103	$122	$239
Ratio		0.07%	0.08%	0.18%
Legacy Franchises
Total	$34.4	$590	$1,448	$1,482
Ratio		1.72%	2.12%	1.96%
Asia Consumer(3)(4)	17.4	160	610	640
Ratio		0.92%	1.23%	1.22%
Mexico Consumer	13.6	476	920	866
Ratio		3.50%	6.87%	5.97%
Legacy Holdings Assets (consumer)	3.4	(46)	(82)	(24)
Ratio		(1.35)%	(1.53)%	(0.27)%
Total Citigroup	$355.4	$3,611	$4,509	$6,711
Ratio		1.02%	1.20%	1.77%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia Consumer includes NCLs and average loans in certain EMEA countries (Russia, Poland and Bahrain) for all periods presented.
(4)Citi recently entered into agreements to sell certain Asia consumer banking businesses, which have been reclassified as HFS in Other assets and Other liabilities on the Consolidated Balance Sheet. As a result, approximately $155 million and $6 million in related net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) in 2022 and 2021, respectively. Accordingly, these NCLs are not included in this table. The reclassifications commenced as follows: Australia (3Q21, and closed on June 1, 2022), the Philippines (4Q21, and closed on August 1, 2022) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22) (Bahrain, Malaysia and Thailand closed in 4Q22). See Note 2 for additional information.

Loan Maturities and Fixed/Variable Pricing of Consumer Loans

Loan Maturities

In millions of dollars at December 31, 2022	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
In North America offices
Residential first mortgages	$4	$181	$3,513	$92,341	$96,039
Home equity loans	551	42	1,669	2,318	4,580
Credit cards(1)	149,822	821	—	—	150,643
Personal, small business and other	33,271	3,945	340	196	37,752
Total	$183,648	$4,989	$5,522	$94,855	$289,014
In offices outside North America
Residential mortgages	$2,994	$372	$4,374	$20,374	$28,114
Credit cards(1)	12,885	70	—	—	12,955
Personal, small business and other	29,637	7,179	588	580	37,984
Total	$45,516	$7,621	$4,962	$20,954	$79,053

(1)Credit card loans with maturities greater than one year represent TDRs and are at fixed interest rates.

Fixed/Variable Pricing

In millions of dollars at December 31, 2022	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
Loans at fixed interest rates
Residential first mortgages	$2,050	$263	$2,691	$59,918	$64,922
Home equity loans	5	39	298	147	489
Credit cards(1)	41,913	891	—	—	42,804
Personal, small business and other	9,748	5,380	343	192	15,663
Total	$53,716	$6,573	$3,332	$60,257	$123,878
Loans at floating or adjustable interest rates
Residential first mortgages	$948	$290	$5,196	$52,797	$59,231
Home equity loans	546	3	1,371	2,171	4,091
Credit cards(1)	120,794	—	—	—	120,794
Personal, small business and other	53,160	5,744	585	584	60,073
Total	$175,448	$6,037	$7,152	$55,552	$244,189

(1)Credit card loans with maturities greater than one year represent TDRs and are at fixed interest rates.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	December 31,
In millions of dollars	2022	2021	2020	2019	2018
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$96,039	$83,361	$83,956	$78,664	$75,074
Home equity loans(2)	4,580	5,745	7,890	10,174	12,675
Credit cards	150,643	133,868	130,385	149,163	144,542
Personal, small business and other	37,752	40,713	39,259	36,548	35,733
Total	$289,014	$263,687	$261,490	$274,549	$268,024
In offices outside North America(1)
Residential mortgages(2)	$28,114	$37,889	$42,817	$40,467	$39,314
Credit cards	12,955	17,808	22,692	25,909	24,951
Personal, small business and other	37,984	57,150	59,475	60,013	52,052
Total	$79,053	$112,847	$124,984	$126,389	$116,317
Consumer loans, net of unearned income(3)	$368,067	$376,534	$386,474	$400,938	$384,341
Corporate loans
In North America offices(1)
Commercial and industrial	$56,176	$48,364	$53,930	$52,229	$56,957
Financial institutions	43,399	49,804	39,390	38,782	34,906
Mortgage and real estate(2)	17,829	15,965	16,522	13,696	14,490
Installment and other	23,767	20,143	17,362	22,219	23,759
Lease financing	308	415	673	1,290	1,429
Total	$141,479	$134,691	$127,877	$128,216	$131,541
In offices outside North America(1)
Commercial and industrial	$93,967	$102,735	$103,234	$112,332	$113,662
Financial institutions	21,931	22,158	25,111	28,176	26,602
Mortgage and real estate(2)	4,179	4,374	5,277	4,325	2,920
Installment and other	23,347	22,812	24,034	21,273	20,458
Lease financing	46	40	65	95	152
Governments and official institutions	4,205	4,423	3,811	4,128	4,520
Total	$147,675	$156,542	$161,532	$170,329	$168,314
Corporate loans, net of unearned income(4)	$289,154	$291,233	$289,409	$298,545	$299,855
Total loans—net of unearned income	$657,221	$667,767	$675,883	$699,483	$684,196
Allowance for credit losses on loans (ACLL)	(16,974)	(16,455)	(24,956)	(12,783)	(12,315)
Total loans—net of unearned income and ACLL	$640,247	$651,312	$650,927	$686,700	$671,881
ACLL as a percentage of total loans— net of unearned income(5)	2.60%	2.49%	3.73%	1.84%	1.81%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.84%	3.73%	5.22%	2.51%	2.52%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.01%	0.85%	1.69%	0.93%	0.89%

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
(3)    Consumer loans are net of unearned income of $712 million, $629 million, $692 million, $732 million and $703 million at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)    Corporate loans include Mexico SBMM loans and are net of unearned income of $(797) million, $(770) million, $(787) million, $(763) million and $(817) million at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)    Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2022	2021	2020	2019	2018
Allowance for credit losses on loans (ACLL) at beginning of year	$16,455	$24,956	$12,783	$12,315	$12,355
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	—	—	4,201	—	—
Variable post-charge-off third-party collection costs(2)	—	—	(443)	—	—
Adjusted ACLL at beginning of year	$16,455	$24,956	$16,541	$12,315	$12,355
Provision for credit losses on loans (PCLL)
Consumer(2)	4,128	(1,159)	12,222	7,788	7,261
Corporate	617	(1,944)	3,700	430	93
Total	$4,745	$(3,103)	$15,922	$8,218	$7,354
Gross credit losses on loans
Consumer
In U.S. offices	$3,944	$4,076	$6,141	$6,590	$5,974
In offices outside the U.S.	934	2,144	2,146	2,316	2,352
Corporate
Commercial and industrial, and other
In U.S. offices	110	228	466	213	119
In offices outside the U.S.	81	259	409	196	206
Loans to financial institutions
In U.S. offices	—	1	14	—	3
In offices outside the U.S.	80	1	12	3	7
Mortgage and real estate
In U.S. offices	—	10	71	23	2
In offices outside the U.S.	7	1	4	—	2
Total	$5,156	$6,720	$9,263	$9,341	$8,665
Gross recoveries on loans(2)
Consumer
In U.S. offices	$1,045	$1,215	$1,094	$988	$918
In offices outside the U.S.	222	496	482	504	502
Corporate
Commercial and industrial, and other
In U.S. offices	44	57	34	15	39
In offices outside the U.S.	46	54	27	58	79
Loans to financial institutions
In U.S. offices	6	2	—	—	—
In offices outside the U.S.	3	1	14	—	6
Mortgage and real estate
In U.S. offices	—	—	—	8	7
In offices outside the U.S.	1	—	1	—	1
Total	$1,367	$1,825	$1,652	$1,573	$1,552
Net credit losses on loans (NCLs)
In U.S. offices	$2,959	$3,041	$5,564	$5,815	$5,134
In offices outside the U.S.	830	1,854	2,047	1,953	1,979
Total	$3,789	$4,895	$7,611	$7,768	$7,113
Other—net(3)(4)(5)(6)(7)(8)	$(437)	$(503)	$104	$18	$(281)
Allowance for credit losses on loans (ACLL) at end of year	$16,974	$16,455	$24,956	$12,783	$12,315
ACLL as a percentage of EOP loans(9)	2.60%	2.49%	3.73%	1.84%	1.81%
Allowance for credit losses on unfunded lending commitments (ACLUC)(10)(11)	$2,151	$1,871	$2,655	$1,456	$1,367

Total ACLL and ACLUC	$19,125	$18,326	$27,611	$14,239	$13,682
Net consumer credit losses on loans	$3,611	$4,509	$6,711	$7,414	$6,906
As a percentage of average consumer loans	1.02%	1.20%	1.77%	1.94%	1.84%
Net corporate credit losses on loans	$178	$386	$900	$354	$207
As a percentage of average corporate loans	0.06%	0.13%	0.29%	0.12%	0.07%
ACLL by type at end of year(12)
Consumer	$14,119	$14,040	$20,180	$10,056	$9,670
Corporate	2,855	2,415	4,776	2,727	2,645
Total	$16,974	$16,455	$24,956	$12,783	$12,315

(1)On January 1, 2020, Citi adopted Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses (CECL). The ASC introduces a new credit loss methodology requiring earlier recognition of credit losses while also providing additional disclosure about credit risk. On January 1, 2020, Citi recorded a $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the consumer ACL due to longer estimated tenors than under the incurred loss methodology under prior U.S. GAAP, net of recoveries, and (ii) a $0.8 billion decrease to the corporate ACL due to shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies. See Note 1 for further discussion on the impact of Citi’s adoption of CECL.
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
(4)2022 includes an approximate $350 million reclass related to the announced sales of Citi’s consumer banking businesses in Thailand, India, Malaysia, Taiwan, Indonesia, Bahrain and Vietnam. Also includes a decrease of approximately $100 million related to FX translation.
(5)2021 includes an approximate $280 million reclass related to Citi’s agreement to sell its Australia consumer banking business and an approximate $90 million reclass related to Citi’s agreement to sell its Philippines consumer banking business. Those ACLL were reclassified to Other assets during 2021. 2021 also includes a decrease of approximately $134 million related to FX translation.
(6)2020 includes reductions of approximately $4 million related to the transfer to HFS of various real estate loan portfolios. In addition, 2020 includes an increase of approximately $97 million related to FX translation.
(7)2019 includes reductions of approximately $42 million related to the sale or transfer to HFS of various loan portfolios. In addition, 2019 includes a reduction of approximately $60 million related to FX translation.
(8)2018 includes reductions of approximately $201 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS.
(9)December 31, 2022, 2021, 2020, 2019 and 2018 exclude $5.4 billion, $6.1 billion, $6.9 billion, $4.1 billion and $3.2 billion, respectively, of loans that are carried at fair value.
(10)2020 corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees. The reserves on these contracts were reclassified out of the ACL on unfunded lending commitments and into other liabilities.
(11)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(12)Beginning in 2020, under CECL, the ACLL represents management’s estimate of expected credit losses in the portfolio and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 below. Attribution of the ACLL is made for analytical purposes only and the entire ACLL is available to absorb credit losses in the overall portfolio. Prior to 2020, the ACLL represented management’s estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	December 31, 2022
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$11.4	$150.6	7.6%
North America mortgages(3)	0.5	100.4	0.5
North America other(3)	0.6	37.8	1.6
International cards	0.8	13.0	6.2
International other(3)	0.8	66.0	1.2
Total(1)	$14.1	$367.8	3.8%
Corporate
Commercial and industrial	$1.9	$147.8	1.3%
Financial institutions	0.4	64.9	0.6
Mortgage and real estate	0.4	21.9	1.8
Installment and other	0.2	49.4	0.4
Total(1)	$2.9	$284.0	1.0%
Loans at fair value(1)	N/A	$5.4	N/A
Total Citigroup	$17.0	$657.2	2.6%

	December 31, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$10.8	$133.9	8.1%
North America mortgages(3)	0.5	89.1	0.6
North America other(3)	0.4	40.7	1.0
International cards	1.2	17.8	6.7
International other(3)	1.2	95.0	1.3
Total(1)	$14.1	$376.5	3.7%
Corporate
Commercial and industrial	$1.6	$147.0	1.1%
Financial institutions	0.3	71.8	0.4
Mortgage and real estate	0.3	20.3	1.5
Installment and other	0.2	46.1	0.4
Total(1)	$2.4	$285.2	0.8%
Loans at fair value(1)	N/A	$6.1	N/A
Total Citigroup	$16.5	$667.8	2.5%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded cards and Retail services. As of December 31, 2022, the $11.4 billion of ACLL represented approximately 43 months of coincident net credit loss coverage (based on 4Q22 NCLs). As of December 31, 2022, Branded cards ACLL as a percentage of EOP loans was 6.2% and Retail services ACLL as a percentage of EOP loans was 10.3%. As of December 31, 2021, the $10.8 billion of ACLL represented approximately 63 months of coincident net credit loss coverage (based on 4Q21 NCLs). The decrease in the coincident coverage ratio at December 31, 2022 was primarily due to the relatively higher levels of NCLs in 4Q22 versus 4Q21. As of December 31, 2021, Branded cards ACLL as a percentage of EOP loans was 7.1% and Retail services ACLL as a percentage of EOP loans was 10.0%.
(3)Includes residential mortgages, retail loans and personal, small business and other loans, including those extended through the Private bank network.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2022
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$57,271	$699	1.2%
Technology, media and telecom	28,931	330	1.1
Consumer retail	32,687	358	1.1
Real estate	48,539	500	1.0
Power, chemicals, metals and mining	18,326	288	1.6
Banks and finance companies	42,276	225	0.5
Energy and commodities	13,069	188	1.4
Asset managers and funds	13,162	38	0.3
Health	8,771	81	0.9
Insurance	4,417	11	0.2
Public sector	11,736	58	0.5
Financial markets infrastructure	60	—	—
Securities firms	569	11	1.9
Other industries	3,651	59	1.6
Total classifiably managed loans(2)	$283,465	$2,846	1.0%
Loans managed on a delinquency basis(3)	$566	$9	1.6%
Total	$284,031	$2,855	1.0%

(1)    Funded exposure excludes loans carried at fair value of $5.1 billion that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2022, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 3.0% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans, and unearned income at December 31, 2022.

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2021
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$51,502	$597	1.2%
Technology, media and telecom	28,542	170	0.6
Consumer retail	32,894	288	0.9
Real estate	46,220	509	1.1
Power, chemicals, metals and mining	20,224	151	0.7
Banks and finance companies	36,804	197	0.5
Energy and commodities	13,485	268	2.0
Asset managers and funds	26,879	34	0.5
Health	8,826	73	0.8
Insurance	3,162	8	0.3
Public sector	12,464	74	0.6
Financial markets infrastructure	109	—	—
Securities firms	613	10	1.6
Other industries	2,803	28	1.0
Total classifiably managed loans(2)	$284,527	$2,407	0.8%
Loans managed on a delinquency basis(3)	$636	$8	1.3%
Total	$285,163	$2,415	0.8%

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
•A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Non-accrual loans may still be current on interest payments. Citi’s corporate non-accrual loans were $1.1 billion, $1.5 billion and $1.6 billion as of December 31, 2022, September 30, 2022 and December 31, 2021, respectively. Of these, approximately 50%, 68% and 56% were performing at December 31, 2022, September 30, 2022 and December 31, 2021, respectively.
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

	December 31,
In millions of dollars	2022	2021	2020	2019	2018
Corporate non-accrual loans by region(1)(2)
North America	$138	$510	$1,486	$1,082	$416
EMEA	502	367	629	398	344
Latin America	429	568	719	473	307
Asia	53	108	212	71	243
Total	$1,122	$1,553	$3,046	$2,024	$1,310
Corporate non-accrual loans(1)(2)
Banking	$767	$1,239	$2,767	$1,742	$1,097
Services	153	70	79	113	137
Markets	3	12	21	2	1
Mexico SBMM	199	232	179	167	75
Total	$1,122	$1,553	$3,046	$2,024	$1,310
Consumer non-accrual loans(1)
U.S. Personal Banking and Global Wealth	$541	$680	$950	$443	$455
Asia Consumer(3)	30	209	296	267	242
Mexico Consumer	457	524	774	632	638
Legacy Holdings Assets—Consumer	289	413	602	638	892
Total	$1,317	$1,826	$2,622	$1,980	$2,227
Total non-accrual loans	$2,439	$3,379	$5,668	$4,004	$3,537

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
(2)The December 31, 2022 total corporate non-accrual loans represented 0.39% of total corporate loans.
(3)    Asia Consumer includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2022			December 31, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,553	$1,826	$3,379	$3,046	$2,622	$5,668
Additions	2,123	1,374	3,497	1,466	2,260	3,726
Sales and transfers to HFS	(21)	(240)	(261)	(524)	(310)	(834)
Returned to performing	(378)	(408)	(786)	(219)	(723)	(942)
Paydowns/settlements	(1,814)	(585)	(2,399)	(1,721)	(780)	(2,501)
Charge-offs	(260)	(598)	(858)	(472)	(1,202)	(1,674)
Other	(81)	(52)	(133)	(23)	(41)	(64)
Ending balance	$1,122	$1,317	$2,439	$1,553	$1,826	$3,379

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2022	2021	2020	2019	2018
OREO
North America	$10	$15	$19	$39	$64
EMEA	—	—	—	1	1
Latin America	4	8	7	14	12
Asia	1	4	17	7	22
Total OREO	$15	$27	$43	$61	$99
Non-accrual assets
Corporate non-accrual loans	$1,122	$1,553	$3,046	$2,024	$1,310
Consumer non-accrual loans	1,317	1,826	2,622	1,980	2,227
Non-accrual loans (NAL)	$2,439	$3,379	$5,668	$4,004	$3,537
OREO	$15	$27	$43	$61	$99
Non-accrual assets (NAA)	$2,454	$3,406	$5,711	$4,065	$3,636
NAL as a percentage of total loans	0.37%	0.51%	0.84%	0.57%	0.52%
NAA as a percentage of total assets	0.10	0.15	0.25	0.21	0.19
ACLL as a percentage of NAL(1)	696	487	440	319	348

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and, prior to 2020, include purchased credit-deteriorated loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Dec. 31, 2022	Dec. 31, 2021
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$35	$103
Mortgage and real estate	2	2
Financial institutions	—	—
Other	11	20
Total	$48	$125
In offices outside the U.S.
Commercial and industrial(2)	$50	$133
Mortgage and real estate	11	18
Financial institutions	—	—
Other	1	8
Total	$62	$159
Total corporate renegotiated loans	$110	$284
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,407	$1,485
Cards	1,180	1,269
Personal, small business and other	19	26
Total	$2,606	$2,780
In offices outside the U.S.
Mortgage and real estate	$152	$227
Cards	75	313
Personal, small business and other	88	428
Total	$315	$968
Total consumer renegotiated loans	$2,921	$3,748

(1)Includes $108 million and $284 million of non-accrual loans included in the non-accrual loans table above at December 31, 2022 and 2021, respectively. The remaining loans were accruing interest.
(2)In addition to modifications reflected as TDRs at December 31, 2022 and 2021, Citi may have modifications that were not considered TDRs because the modifications did not involve a concession or because they qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $566 million and $664 million of non-accrual loans included in the non-accrual loans table above at December 31, 2022 and 2021, respectively. The remaining loans were accruing interest.

Forgone Interest Revenue on Loans(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2022 total
Interest revenue that would have been accrued at original contractual rates(2)	$331	$189	$520
Amount recognized as interest revenue(2)	158	121	279
Forgone interest revenue	$173	$68	$241

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
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, but not limited to, those related to resolution planning (for additional information, see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:
•Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and
•Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Limited and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Citibanamex).

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
Citi’s funding and liquidity framework, working in concert with overall asset/liability management, ensures that there is sufficient liquidity and tenor in the overall liability structure (including funding products) of the Company relative to the liquidity requirements of Citi’s assets. This reduces the risk that liabilities will become due before assets mature or are monetized. The Company holds excess liquidity, primarily in the form of high-quality liquid assets (HQLA), as presented in the table below.
Citi’s liquidity is managed centrally by Corporate Treasury, in conjunction with regional and in-country treasurers with oversight provided by Independent Risk Management and various Asset & Liability Committees (ALCOs) at the individual entity, region, country and business levels. Pursuant to this approach, Citi’s HQLA are managed with emphasis on asset/liability management and entity-level liquidity adequacy throughout Citi.
Citi’s CRO and CFO co-chair Citigroup’s ALCO, which includes Citi’s Treasurer and other senior executives. The ALCO sets the strategy of the liquidity portfolio and monitors portfolio performance (for additional information about the ALCO, see “Risk Governance—Board and Executive Management Committees” above). Significant changes to portfolio asset allocations are approved by the ALCO. Citi also has other ALCOs, which are established at various organizational levels to ensure appropriate oversight for individual entities, countries, franchise businesses and regions, serving as the primary governance committees for managing Citi’s balance sheet and liquidity.
As a supplement to ALCO, Citi’s Funding and Liquidity Risk Committee (FLRC) is focused on funding and liquidity risk matters. The FLRC reviews and discusses the funding and liquidity risk profile of, as well as risk management practices for, Citigroup and Citibank and reports its findings and recommendations to each relevant ALCO as appropriate.

Liquidity Monitoring and Measurement

Stress Testing
Liquidity stress testing is performed for each of Citi’s major entities, operating subsidiaries and countries. Stress testing and scenario analyses are intended to quantify the potential impact of an adverse liquidity event on the balance sheet and liquidity position, in order to have sufficient liquidity on hand to manage through such an event. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and macroeconomic, geopolitical and other conditions. These conditions include expected and stressed market conditions as well as Company-specific events.
Liquidity stress tests are performed to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons and over different stressed conditions. To monitor the liquidity of an entity, these stress tests and potential mismatches are calculated on a daily basis.
Given the range of potential stresses, Citi maintains contingency funding plans on a consolidated basis and for individual entities. These plans specify a wide range of readily available actions for a variety of adverse market conditions or idiosyncratic stresses.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
Available cash	$241.2	$202.2	$253.6	$4.3	$2.1	$2.6	$245.5	$204.3	$256.2
U.S. sovereign	130.0	144.6	119.6	68.7	69.4	63.1	198.7	214.0	182.7
U.S. agency/agency MBS	46.3	52.5	45.0	4.0	4.7	5.7	50.3	57.2	50.7
Foreign government debt(1)	59.1	63.3	48.9	19.4	15.7	13.6	78.5	79.0	62.5
Other investment grade	1.7	2.0	1.6	0.5	0.6	0.8	2.2	2.6	2.4
Total HQLA (AVG)	$478.3	$464.6	$468.7	$96.9	$92.5	$85.8	$575.2	$557.1	$554.5

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
(1)     Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, Singapore and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the fourth quarter of 2022, primarily driven by wholesale unsecured debt issuances.
As of December 31, 2022, Citigroup had approximately $1,045 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; available assets not already accounted for within Citi’s HQLA to support the Federal Home Loan Bank (FHLB); and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR.
The LCR is calculated by dividing HQLA by estimated net outflows assuming a stressed 30-day period, with the net outflows determined by standardized stress outflow and inflow rates prescribed in the LCR rule. The outflows are partially offset by contractual inflows from assets maturing within 30 days. Similar to outflows, the inflows are calculated based on prescribed factors to various asset categories, such as retail loans as well as unsecured and secured wholesale lending. The minimum LCR requirement is 100%.
The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
HQLA	$575.2	$557.1	$554.5
Net outflows	489.0	477.0	482.9
LCR	118%	117%	115%
HQLA in excess of net outflows	$86.2	$80.1	$71.6

Note: The amounts are presented on an average basis.

As of December 31, 2022, Citigroup’s average LCR increased, primarily driven by wholesale unsecured debt issuances.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, the U.S. banking agencies adopted a rule to assess the availability of a bank’s stable funding against a required level.
In general, a bank’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding will be based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liability classes. The ratio of available stable funding to required stable funding is required to be greater than 100%.
The rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the rule as of December 31, 2022.

Loans
As part of its funding and liquidity objectives, Citi seeks to fund its existing asset base appropriately as well as maintain sufficient liquidity to grow its PBWM and ICG businesses, including its loan portfolio. Citi maintains a diversified portfolio of loans to its consumer and institutional clients. The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	4Q22	3Q22	4Q21
Personal Banking and Wealth Management
U.S. Retail banking	$37	$36	$34
U.S. Cards	143	138	128
Global Wealth	150	151	150
Total	$330	$325	$312
Institutional Clients Group
Services	$79	$82	$77
Banking	194	197	195
Markets	12	12	17
Total	$285	$291	$289
Total Legacy Franchises(1)	$38	$39	$66
Total Citigroup loans (AVG)	$653	$655	$667
Total Citigroup loans (EOP)	$657	$646	$668

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period loans decreased 2% year-over-year, largely driven by lower balances in Legacy Franchises and the impact of foreign exchange translation. End-of-period loans increased 2% sequentially.
On an average basis, loans declined 2% year-over-year and were largely unchanged sequentially. The year-over-year decline was primarily due to the impact of foreign exchange translation and lower balances in Legacy Franchises, which more than offset growth in PBWM. The decline in Legacy Franchises primarily reflected the reclassification of loans to Other assets to reflect held-for-sale accounting as a result of the signing of sale agreements for consumer franchises, as well as the impact of the ongoing Korea and Russia wind-downs.
Average PBWM loans as of the fourth quarter of 2022 increased 6% year-over-year, primarily driven by Branded cards and Retail services.
Average ICG loans as of the fourth quarter of 2022 decreased 1% year-over-year, primarily driven by RWA optimization efforts within Banking, which more than offset growth in Services from trade finance in TTS.

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	4Q22	3Q22	4Q21
Personal Banking and Wealth Management
U.S. Personal Banking	$111	$115	$114
Global Wealth	320	313	323
Total	$431	$428	$437
Institutional Clients Group
TTS	$694	$664	$689
Securities services	129	131	140
Markets and Banking	25	22	23
Total	$848	$817	$852
Legacy Franchises(1)	$50	$50	$74
Corporate/Other	$32	$21	$7
Total Citigroup deposits (AVG)	$1,361	$1,316	$1,370
Total Citigroup deposits (EOP)	$1,366	$1,306	$1,317

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period deposits increased 4% year-over-year, largely driven by Treasury and trade solutions in ICG, partially offset by the impact of foreign exchange translation. End-of-period deposits increased 5% sequentially.
On an average basis, deposits declined 1% year-over-year and increased 3% sequentially. The year-over-year decline primarily reflected the impact of foreign exchange translation and a decline in Legacy Franchises, partially offset by growth in Corporate/Other. The decline in Legacy Franchises was due to the impact of held-for-sale accounting as a result of the signing of sale agreements for consumer franchises, as well as the ongoing Korea and Russia wind-downs. ICG average deposits were largely unchanged year-over-year. PBWM average deposits decreased 1% year-over-year, driven by modest decreases in both U.S. Personal Banking and Global Wealth. Corporate/Other average deposits increased $25 billion year-over-year, due to the issuance of institutional certificates of deposit as Citi continues to diversify its funding profile.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multiyear contractual maturity structure. The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 7.6 years as of December 31, 2022, compared to 8.6 years as of the prior year and 7.8 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
Non-bank(1)
Benchmark debt:
Senior debt	$117.5	$112.7	$117.8
Subordinated debt	22.5	22.4	25.7
Trust preferred	1.6	1.6	1.7
Customer-related debt	101.1	86.9	78.3
Local country and other(2)	7.8	7.0	7.3
Total non-bank	$250.5	$230.6	$230.8
Bank
FHLB borrowings	$7.3	$7.3	$5.3
Securitizations(3)	7.6	8.4	9.6
Citibank benchmark senior debt	2.6	2.5	3.6
Local country and other(2)	3.6	4.3	5.1
Total bank	$21.1	$22.5	$23.6
Total long-term debt	$271.6	$253.1	$254.4

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2022, non-bank included $84.2 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded cards receivables.

Citi’s total long-term debt outstanding increased 7% year-over-year, primarily driven by an increase in customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding also increased 7%, largely driven by an increase in customer-related debt and benchmark senior debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During 2022, Citi redeemed or repurchased an aggregate of approximately $20.8 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2022		2021		2020
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$15.4	$27.3	$17.6	$15.4	$6.5	$20.4
Subordinated debt	0.9	—	—	—	—	—
Trust preferred	0.1	—	—	—	—	—
Customer-related debt	27.0	65.1	31.2	48.7	27.7	36.8
Local country and other	2.8	3.5	3.3	3.6	2.4	1.4
Total non-bank	$46.2	$95.9	$52.1	$67.7	$36.6	$58.6
Bank
FHLB borrowings	$5.3	$7.3	$5.7	$—	$7.5	$12.9
Securitizations	2.1	0.2	6.1	—	4.6	0.3
Citibank benchmark senior debt	0.9	—	9.8	—	9.8	—
Local country and other	2.6	1.3	1.2	2.9	4.9	4.6
Total bank	$10.9	$8.8	$22.8	$2.9	$26.8	$17.8
Total	$57.1	$104.7	$74.9	$70.6	$63.4	$76.4

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2022, as well as its aggregate expected remaining long-term debt maturities by year as of December 31, 2022:

	Maturities
In billions of dollars	2022	2023	2024	2025	2026	2027	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$15.4	$4.9	$10.5	$11.8	$23.4	$6.9	$60.0	$117.5
Subordinated debt	0.9	1.2	0.9	4.8	2.3	3.6	9.7	22.5
Trust preferred	0.1	—	—	—	—	—	1.6	1.6
Customer-related debt	27.0	16.4	20.6	14.0	6.2	9.3	34.6	101.1
Local country and other	2.8	2.9	0.4	0.3	0.7	0.2	3.1	7.8
Total non-bank	$46.2	$25.4	$32.4	$30.9	$32.6	$20.0	$109.0	$250.5
Bank
FHLB borrowings	$5.3	$4.3	$3.0	$—	$—	$—	$—	$7.3
Securitizations	2.1	2.2	1.3	1.6	—	0.8	1.7	7.6
Citibank benchmark senior debt	0.9	—	2.6	—	—	—	—	2.6
Local country and other	2.6	0.6	1.2	0.2	0.2	—	1.4	3.6
Total bank	$10.9	$7.1	$8.1	$1.8	$0.2	$0.8	$3.1	$21.1
Total long-term debt	$57.1	$32.5	$40.5	$32.7	$32.8	$20.8	$112.1	$271.6

Resolution Plan
Citigroup is required under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the rules promulgated by the FDIC and Federal Reserve Board (FRB) to periodically submit a plan for Citi’s rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure. Citigroup will alternate between submitting a full resolution plan and a targeted resolution plan on a biennial cycle.
On November 22, 2022, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2021 by the eight U.S. global systemically important banks (GSIBs), including Citigroup. The FRB and FDIC identified one shortcoming, but no deficiencies, in Citigroup’s 2021 resolution plan regarding data integrity and data quality management issues. For additional information on Citi’s resolution plan submissions, see “Risk Factors—Strategic Risks” above.
Under Citi’s preferred “single point of entry” resolution plan strategy, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2021 resolution plan, which can be found on the FRB’s and FDIC’s websites) would remain operational outside of any resolution or insolvency proceedings. Citigroup’s resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders.
In addition, in line with the FRB’s final total loss-absorbing capacity (TLAC) rule, Citigroup believes it has developed the resolution plan so that Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—bear any losses resulting from Citigroup’s bankruptcy. Accordingly, any value realized by holders of its unsecured long-term debt may not be sufficient to repay the amounts owed to such debt holders in the event of a bankruptcy or other resolution proceeding of Citigroup.
The FDIC has also indicated that it was developing a single point of entry strategy to implement the Orderly Liquidation Authority under Title II of the Dodd-Frank Act, which provides the FDIC with the ability to resolve a firm when it is determined that bankruptcy would have serious adverse effects on financial stability in the U.S.
As previously disclosed, in response to feedback received from the FRB and FDIC, Citigroup took the following actions:

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

Total Loss-Absorbing Capacity (TLAC)
U.S. GSIBs are required to maintain minimum levels of TLAC and eligible LTD, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure. The intended purpose of the requirements is to facilitate the orderly resolution of U.S. GSIBs under the U.S. Bankruptcy Code and Title II of the Dodd-Frank Act. For additional information, including Citi’s TLAC and LTD amounts and ratios, see “Capital Resources—Current Regulatory Capital Standards” above.

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
Secured funding of $202 billion as of December 31, 2022 increased 6% from the prior year and was unchanged sequentially, driven by normal business activity. The average balance for secured funding was approximately $205 billion for the quarter ended December 31, 2022.
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

The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of December 31, 2022.
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

Short-Term Borrowings
Citi’s short-term borrowings of $47 billion as of the fourth quarter of 2022 increased 68% year-over-year, reflecting an increase in FHLB advances and commercial paper issuance, as Citi continues to diversify its funding profile, and decreased 1% sequentially, driven by normal business activity (see Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

CREDIT RATINGS
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below shows the ratings for Citigroup and Citibank as of December 31, 2022. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holding Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Investors Service and A/A-1 at S&P Global Ratings as of December 31, 2022.

Ratings as of December 31, 2022

	Citigroup Inc.			Citibank, N.A.
	Long-term	Short-term	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

Potential Impacts of Ratings Downgrades
Ratings downgrades by Fitch, Moody’s or S&P could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $0.6 billion as of September 30, 2022. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of December 31, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.8 billion as of September 30, 2022. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of December 31, 2022, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.9 billion, compared to $1.4 billion as of September 30, 2022 (see also Note 23). As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of December 31, 2022, Citibank had liquidity commitments of approximately $11.0 billion to consolidated asset-backed commercial paper conduits, compared to $9.1 billion as of December 31, 2021 (see Note 22 for additional information).
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

MARKET RISK

OVERVIEW
Market risk is the potential for losses arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads, as well as their implied volatilities. Market risk arises from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Risk Factors” above.
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
The scenarios, methodologies and assumptions used in this analysis are periodically evaluated and enhanced in response to changes in the market environment, changes in Citi’s balance sheet composition, enhancements in Citi’s modeling and other factors.
Since the third quarter of 2022, Citi has employed enhanced IRE methodologies and changes to certain assumptions. The changes included, among other things, assumptions around the projected balance sheet and revisions to the treatment of certain business contributions (notably accrual positions in ICG’s Markets businesses). These changes resulted in a higher impact to Citi’s net interest income over a 12-month period.
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
Citi’s IRE analysis primarily reflects the impacts from the following Banking Book assets and liabilities: loans, client deposits, Citi’s deposits with other banks, investment securities, long-term debt, any related interest rate hedges and the funds transfer pricing of positions in total trading and credit portfolio VAR. It excludes impacts from any positions that are included in total trading and credit portfolio VAR.

Interest Rate Risk of Investment Portfolios—Impact
on AOCI
Citi also measures the potential impacts of changes in interest rates on the value of its AOCI, which can in turn impact Citi’s common equity and tangible common equity. This will impact Citi’s CET1 and other regulatory capital ratios. Citi seeks to manage its exposure to changes in the market level of interest rates, while limiting the potential impact on its AOCI and regulatory capital position.

AOCI at risk is managed as part of the Company-wide interest rate risk position. AOCI at risk considers potential changes in AOCI (and the corresponding impact on the CET1 Capital ratio) relative to Citi’s capital generation capacity.
The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$186	$677	$781
All other currencies	1,650	1,483	2,025
Total	$1,836	$2,160	$2,806
As a percentage of average interest-earning assets	0.08%	0.10%	0.12%
Estimated initial negative impact to AOCI (after-tax)(3)	$(1,102)	$(969)	$(4,609)
Estimated initial impact on CET1 Capital ratio (bps)	(10)	(9)	(30)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)IRE as of December 31, 2021 excludes certain IRE methodology enhancements implemented in September 2022, most notably the banking book revisions to the treatment of certain business.
(3)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of December 31, 2022 decreased quarter-over-quarter and year-over-year, primarily reflecting the net impact of lower expected gains due to U.S. dollar interest rate moves that have already been realized and changes in Citi’s balance sheet. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.1 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately four months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio (on a fully implemented basis) under five different scenarios of changes in interest rate for the U.S. dollar and all other currencies in which Citi has invested capital as of December 31, 2022. The 100 bps downward rate scenarios are impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The rate scenarios are also impacted by convexity related to mortgage products.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Interest rate exposure
U.S. dollar	$186	$98	$105	$(121)	$(322)
All other currencies	1,650	1,426	229	(236)	(1,434)
Total	$1,836	$1,524	$334	$(357)	$(1,756)
Estimated initial impact to AOCI (after-tax)(1)	$(1,102)	$(931)	$(159)	$46	$1,014
Estimated initial impact to CET1 Capital ratio (bps)	(10)	(8)	(2)	1	10

Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, the estimated impact to Citi’s net interest income remains larger under Scenario 2 than Scenario 3, as Citi’s Banking Book has relatively higher interest rate exposure to the short end of the yield curve. For U.S. dollars, exposure to downward rate shocks is larger in magnitude than to upward rate shocks. This is because of the lower benefit to net interest income from Citi’s deposit base at higher rate levels, as well as the prepayment effects on mortgage loans and mortgage-backed securities. For other currencies, exposure to downward rate shocks is smaller in magnitude as a result of Citi’s flooring assumption, given low rate levels for certain non-U.S. dollar currencies.
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
As of December 31, 2022, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro, Singapore dollar and Indian rupee.
This impact is also before any mitigating actions Citi may take, including ongoing management of its foreign currency translation exposure. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s CET1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital as compared to an unanticipated parallel shock, as described above.
The effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates, and the quarterly impact of these changes on Citi’s TCE and CET1 Capital ratio, are shown in the table below. See Note 20 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars, except as otherwise noted	Dec. 31, 2022	Sept. 30, 2022	Dec. 31, 2021
Change in FX spot rate(1)	4.0%	(4.5)%	(0.6)%
Change in TCE due to FX translation, net of hedges	$1,193	$(2,121)	$(438)
As a percentage of TCE	0.8%	(1.4)%	(0.3)%
Estimated impact to CET1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(3)	(2)	(1)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2022		2021		2020		Change 2022 vs. 2021		Change 2021 vs. 2020
Interest revenue(1)	$74,573		$50,667		$58,285		47%		(13)%
Interest expense(2)	25,740		7,981		13,338		223		(40)
Net interest income, taxable equivalent basis(1)	$48,833		$42,686		$44,947		14%		(5)%
Interest revenue—average rate(3)	3.43%		2.36%		2.88%		107	bps	(52)	bps
Interest expense—average rate	1.48		0.46		0.81		102	bps	(35)	bps
Net interest margin(3)(4)	2.25		1.99		2.22		26	bps	(23)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	2.99%		0.27%		0.39%		272	bps	(12)	bps
10-year U.S. Treasury note—average rate	2.95		1.45		0.89		150	bps	56	bps
10-year vs. two-year spread	(4)	bps	118	bps	50	bps

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $165 million, $192 million and $196 million for 2022, 2021 and 2020, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)    The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)    Citi’s NIM is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

In millions of dollars	2022	2021	2020
Net interest income—taxable equivalent basis(1) per above	$48,833	$42,686	$44,947
ICG Markets net interest income—taxable equivalent basis(1)	5,173	5,167	5,208
Non-ICG Markets net interest income—taxable equivalent basis(1)	$43,660	$37,519	$39,739

(1)    Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income in the fourth quarter of 2022 was $13.3 billion (also $13.3 billion on a taxable equivalent basis), an increase of $2.5 billion versus the prior year, primarily driven by non-ICG Markets (approximately $2.2 billion), as ICG Markets was largely unchanged (up approximately $0.3 billion across fixed income markets and equity markets). The increase in net interest income in non-ICG Markets was primarily driven by higher interest rates. Citi’s net interest margin was 2.39% on a taxable equivalent basis in the fourth quarter of 2022, an increase of eight basis points from the prior quarter, also largely driven by higher interest rates.
Citi’s net interest income for 2022 increased 15%, or approximately $6.2 billion, to $48.7 billion ($48.8 billion on a taxable equivalent basis) versus the prior year. The increase was primarily due to an increase in non-ICG Markets net interest income, largely reflecting higher interest rates and higher loan balances in PBWM. In 2022, Citi’s net interest margin increased to 2.25% on a taxable equivalent basis, compared to 1.99% in 2021, primarily driven by higher interest rates and a mix-shift in balances.

This page intentionally left blank.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

	Average balance			Interest revenue			% Average rate
In millions of dollars, except rates	2022	2021	2020	2022	2021	2020	2022	2021	2020
Assets
Deposits with banks(4)	$262,504	$298,319	$288,629	$4,515	$577	$928	1.72%	0.19%	0.32%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$188,672	$172,716	$149,076	$3,933	$385	$1,202	2.08%	0.22%	0.81%
In offices outside the U.S.(4)	164,675	149,944	138,074	3,221	667	1,081	1.96	0.44	0.78
Total	$353,347	$322,660	$287,150	$7,154	$1,052	$2,283	2.02%	0.33%	0.80%
Trading account assets(6)(7)
In U.S. offices	$142,146	$140,215	$144,130	$4,005	$2,653	$3,624	2.82%	1.89%	2.51%
In offices outside the U.S.(4)	132,046	151,722	134,078	3,422	2,718	2,509	2.59	1.79	1.87
Total	$274,192	$291,937	$278,208	$7,427	$5,371	$6,133	2.71%	1.84%	2.20%
Investments
In U.S. offices
Taxable	$355,012	$322,884	$265,833	$5,642	$3,547	$3,860	1.59%	1.10%	1.45%
Exempt from U.S. income tax	11,742	12,296	14,084	424	437	452	3.61	3.55	3.21
In offices outside the U.S.(4)	150,968	152,940	139,400	5,210	3,498	3,781	3.45	2.29	2.71
Total	$517,722	$488,120	$419,317	$11,276	$7,482	$8,093	2.18%	1.53%	1.93%
Consumer loans(8)
In U.S. offices	$268,910	$253,184	$258,614	$23,127	$19,810	$20,436	8.60%	7.82%	7.90%
In offices outside the U.S.(4)	86,497	121,794	120,974	5,264	6,598	7,327	6.09	5.42	6.06
Total	$355,407	$374,978	$379,588	$28,391	$26,408	$27,763	7.99%	7.04%	7.31%
Corporate loans(8)
In U.S. offices	$139,906	$132,957	$138,232	$5,417	$4,213	$6,264	3.87%	3.17%	4.53%
In offices outside the U.S.(4)	158,008	160,101	167,405	7,528	4,911	6,242	4.76	3.07	3.73
Total	$297,914	$293,058	$305,637	$12,945	$9,124	$12,506	4.35%	3.11%	4.09%
Total loans(8)
In U.S. offices	$408,816	$386,141	$396,846	$28,544	$24,023	$26,700	6.98%	6.22%	6.73%
In offices outside the U.S.(4)	244,505	281,895	288,379	12,792	11,509	13,569	5.23	4.08	4.71
Total	$653,321	$668,036	$685,225	$41,336	$35,532	$40,269	6.33%	5.32%	5.88%
Other interest-earning assets(9)	$112,549	$75,876	$67,547	$2,865	$653	$579	2.55%	0.86%	0.86%
Total interest-earning assets	$2,173,635	$2,144,948	$2,026,076	$74,573	$50,667	$58,285	3.43%	2.36%	2.88%
Non-interest-earning assets(6)	$222,388	$202,761	$200,378
Total assets	$2,396,023	$2,347,709	$2,226,454

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $165 million, $192 million and $196 million for 2022, 2021 and 2020, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

	Average balance			Interest expense			% Average rate
In millions of dollars, except rates	2022	2021	2020	2022	2021	2020	2022	2021	2020
Liabilities
Deposits
In U.S. offices(4)	$572,394	$532,466	$485,848	$5,986	$1,084	$2,524	1.05%	0.20%	0.52%
In offices outside the U.S.(5)	516,329	557,207	541,301	5,573	1,812	2,810	1.08	0.33	0.52
Total	$1,088,723	$1,089,673	$1,027,149	$11,559	$2,896	$5,334	1.06%	0.27%	0.52%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$112,771	$136,955	$137,348	$2,816	$676	$1,292	2.50%	0.49%	0.94%
In offices outside the U.S.(5)	94,936	93,744	79,426	1,639	336	785	1.73	0.36	0.99
Total	$207,707	$230,699	$216,774	$4,455	$1,012	$2,077	2.14%	0.44%	0.96%
Trading account liabilities(7)(8)
In U.S. offices	$52,166	$47,871	$38,308	$697	$109	$283	1.34%	0.23%	0.74%
In offices outside the U.S.(5)	70,102	67,739	52,051	740	373	345	1.06	0.55	0.66
Total	$122,268	$115,610	$90,359	$1,437	$482	$628	1.18%	0.42%	0.70%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$95,054	$69,683	$82,363	$2,161	$(27)	$493	2.27%	(0.04)%	0.60%
In offices outside the U.S.(5)	55,133	26,133	20,053	327	148	137	0.59	0.57	0.68
Total	$150,187	$95,816	$102,416	$2,488	$121	$630	1.66%	0.13%	0.62%
Long-term debt(10)
In U.S. offices	$166,063	$186,522	$213,809	$5,625	$3,384	$4,656	3.39%	1.81%	2.18%
In offices outside the U.S.(5)	3,592	4,282	3,918	176	86	13	4.90	2.01	0.33
Total	$169,655	$190,804	$217,727	$5,801	$3,470	$4,669	3.42%	1.82%	2.14%
Total interest-bearing liabilities	$1,738,540	$1,722,602	$1,654,425	$25,740	$7,981	$13,338	1.48%	0.46%	0.81%
Demand deposits in U.S. offices	$135,725	$98,414	$30,876
Other non-interest-bearing liabilities(7)	322,151	324,643	346,736
Total liabilities	$2,196,416	$2,145,659	$2,032,037
Citigroup stockholders’ equity	$199,088	$201,360	$193,769
Noncontrolling interests	519	690	648
Total equity	$199,607	$202,050	$194,417
Total liabilities and stockholders’ equity	$2,396,023	$2,347,709	$2,226,454
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,272,222	$1,244,182	$1,187,077	$28,802	$26,404	$27,520	2.26%	2.12%	2.32%
In offices outside the U.S.(6)	901,412	900,766	838,999	20,031	16,282	17,427	2.22	1.81	2.08
Total	$2,173,634	$2,144,948	$2,026,076	$48,833	$42,686	$44,947	2.25%	1.99%	2.22%

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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2022 vs. 2021			2021 vs. 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits with banks(3)	$(77)	$4,015	$3,938	$30	$(381)	$(351)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$39	$3,509	$3,548	$166	$(983)	$(817)
In offices outside the U.S.(3)	72	2,482	2,554	86	(500)	(414)
Total	$111	$5,991	$6,102	$252	$(1,483)	$(1,231)
Trading account assets(4)
In U.S. offices	$37	$1,315	$1,352	$(96)	$(875)	$(971)
In offices outside the U.S.(3)	(388)	1,092	704	320	(111)	209
Total	$(351)	$2,407	$2,056	$224	$(986)	$(762)
Investments(1)
In U.S. offices	$404	$1,678	$2,082	$761	$(1,089)	$(328)
In offices outside the U.S.(3)	(46)	1,758	1,712	345	(628)	(283)
Total	$358	$3,436	$3,794	$1,106	$(1,717)	$(611)
Consumer loans (net of unearned income)(5)
In U.S. offices	$1,277	$2,040	$3,317	$(426)	$(200)	$(626)
In offices outside the U.S.(3)	(2,078)	744	(1,334)	49	(778)	(729)
Total	$(801)	$2,784	$1,983	$(377)	$(978)	$(1,355)
Corporate loans (net of unearned income)(5)
In U.S. offices	$230	$974	$1,204	$(231)	$(1,820)	$(2,051)
In offices outside the U.S.(3)	(65)	2,682	2,617	(263)	(1,068)	(1,331)
Total	$165	$3,656	$3,821	$(494)	$(2,888)	$(3,382)
Loans (net of unearned income)(5)
In U.S. offices	$1,507	$3,014	$4,521	$(706)	$(1,971)	$(2,677)
In offices outside the U.S.(3)	(2,143)	3,426	1,283	(299)	(1,761)	(2,060)
Total	$(636)	$6,440	$5,804	$(1,005)	$(3,732)	$(4,737)
Other interest-earning assets(6)	$438	$1,774	$2,212	$72	$2	$74
Total interest revenue	$(157)	$24,063	$23,906	$679	$(8,297)	$(7,618)

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	2022 vs. 2021			2021 vs. 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits
In U.S. offices	$87	$4,815	$4,902	$222	$(1,661)	$(1,439)
In offices outside the U.S.(3)	(142)	3,903	3,761	80	(1,078)	(998)
Total	$(55)	$8,718	$8,663	$302	$(2,739)	$(2,437)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(140)	$2,280	$2,140	$(4)	$(612)	$(616)
In offices outside the U.S.(3)	4	1,299	1,303	122	(571)	(449)
Total	$(136)	$3,579	$3,443	$118	$(1,183)	$(1,065)
Trading account liabilities(4)
In U.S. offices	$11	$577	$588	$58	$(232)	$(174)
In offices outside the U.S.(3)	13	354	367	93	(65)	28
Total	$24	$931	$955	$151	$(297)	$(146)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$(6)	$2,194	$2,188	$(66)	$(454)	$(520)
In offices outside the U.S.(3)	172	7	179	37	(26)	11
Total	$166	$2,201	$2,367	$(29)	$(480)	$(509)
Long-term debt
In U.S. offices	$(407)	$2,648	$2,241	$(551)	$(721)	$(1,272)
In offices outside the U.S.(3)	(16)	106	90	1	71	72
Total	$(423)	$2,754	$2,331	$(550)	$(650)	$(1,200)
Total interest expense	$(424)	$18,183	$17,759	$(8)	$(5,349)	$(5,357)
Net interest income	$267	$5,880	$6,147	$687	$(2,948)	$(2,261)

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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios
Trading portfolios include positions resulting from market-making activities, hedges of certain available-for-sale (AFS) debt securities, the CVA relating to derivative counterparties and all associated hedges, fair value option loans and hedges of the loan portfolio within capital markets origination in ICG.
The market risk of Citi’s trading portfolios is monitored using a combination of quantitative and qualitative measures, including, but not limited to, factor sensitivities, value at risk (VAR) and stress testing. Each trading portfolio across Citi’s businesses has its own market risk limit framework encompassing these measures and other controls, including trading mandates, new product approval, permitted product lists and pre-trade approval for larger, more complex and less liquid transactions.

The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As shown in the chart below, positive trading-related revenue was achieved for 95.4% of the trading days in 2022.

Daily Trading-Related Revenue (Loss)(1)—12 Months Ended December 31, 2022
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

Value at Risk (VAR)
VAR estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions assuming a one-day holding period. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, VAR methodologies and model parameters. As a result, Citi believes VAR statistics can be used more effectively as indicators of trends in risk-taking within a firm, rather than as a basis for inferring differences in risk-taking across firms.
Citi uses a single, independently approved Monte Carlo simulation VAR model (see “VAR Model Review and Validation” below), which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, credit spread, foreign exchange, equity and commodity risks). Citi’s VAR includes positions that are measured at fair value; it does not include investment securities classified as AFS or HTM. See Note 13 for information on these securities.
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. The Monte Carlo simulation involves approximately 550,000 market factors, making use of approximately 480,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 46% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As presented in the table below, Citi’s average trading VAR increased $22 million from 2021 to 2022, mainly due to increased market volatility. Citi’s average trading and credit portfolio VAR increased $23 million from 2021 to 2022 in line with trading VAR.

Year-end and Average Trading VAR and Trading and Credit Portfolio VAR

In millions of dollars	December 31, 2022	2022 Average	December 31, 2021	2021 Average
Interest rate	$130	$100	$50	$65
Credit spread	78	74	59	71
Covariance adjustment(1)	(45)	(49)	(35)	(42)
Fully diversified interest rate and credit spread(2)	$163	$125	$74	$94
Foreign exchange	20	31	36	42
Equity	27	27	29	33
Commodity	32	41	28	34
Covariance adjustment(1)	(94)	(101)	(88)	(102)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$148	$123	$79	$101
Specific risk-only component(3)	$(4)	$(2)	$3	$1
Total trading VAR—general market risk factors only (excluding credit portfolios)	$152	$125	$76	$100
Incremental impact of the credit portfolio(4)	$30	$31	$45	$30
Total trading and credit portfolio VAR	$178	$154	$124	$131

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	2022		2021
In millions of dollars	Low	High	Low	High
Interest rate	$45	$165	$47	$96
Credit spread	59	108	54	96
Fully diversified interest rate and credit spread	$72	$183	$74	$123
Foreign exchange	12	98	33	49
Equity	12	44	21	50
Commodity	27	104	19	55
Total trading	$78	$168	$79	$130
Total trading and credit portfolio	110	226	108	166

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Dec. 31, 2022
Total—all market risk factors, including general and specific risk	$150
Average—during year	$124
High—during year	166
Low—during year	81

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions and implementation of the mathematical algorithm. In addition, product-specific back-testing on portfolios is periodically completed as part of the ongoing model performance monitoring process and reviewed with Citi’s U.S. banking regulators. Furthermore, Regulatory VAR back-testing (as described below) is performed against buy-and-hold profit and loss on a monthly basis for multiple sub-portfolios across the organization (trading desk level, ICG operating segment and Citigroup) and the results are shared with U.S. banking regulators.
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

The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2022. During 2022, one back-testing exception was observed at the Citigroup level.
The difference between the 48.3% of days with buy-and-hold gains for Regulatory VAR back-testing and the 95.4% of days with trading, net interest and other revenue associated with Citi’s trading businesses, shown in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss(1)—12 Months Ended December 31, 2022
In millions of dollars

☐ Total Regulatory VAR Buy-and-Hold P&L	☐ Regulatory VAR T-1

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

OPERATIONAL RISK

Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, including human error or misjudgment, or from external events. This includes legal risk, which is the risk of loss (including litigation costs, settlements and regulatory fines) resulting from the failure of Citi to comply with laws, regulations, prudent ethical standards and contractual obligations in any aspect of its businesses, but excludes strategic and reputation risks. Citi also recognizes the impact of operational risk on the reputation risk associated with Citi’s business activities.
Operational risk is inherent in Citi’s global business activities, as well as related support functions, and can result in losses. Citi maintains a comprehensive Company-wide risk taxonomy to classify operational risks that it faces using standardized definitions across Citi’s Operational Risk Management Framework (see discussion below). This taxonomy also supports regulatory requirements and expectations inclusive of those related to U.S. Basel III, Comprehensive Capital Analysis and Review (CCAR), Heightened Standards for Large Financial Institutions and Dodd-Frank Act Stress Testing (DFAST).
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
Citi’s Independent Operational Risk Management group has established a global Operational Risk Management Framework with policies and practices for identification, measurement, monitoring, managing and reporting operational risks and the overall operating effectiveness of the internal control environment. As part of this framework, Citi has defined its operational risk appetite and established a manager’s control assessment (MCA) process for self-identification of significant operational risks, assessment of the performance of key controls and mitigation of residual risk above acceptable levels.
Each Citi operating segment must implement operational risk processes consistent with the requirements of this framework. This includes:

•understanding the operational risks they are exposed to;
•designing controls to mitigate identified risks;
•establishing key indicators;
•monitoring and reporting whether the operational risk exposures are in or out of their operational risk appetite;
•having processes in place to bring operational risk exposures within acceptable levels;
•periodically estimating and aggregating the operational risks they are exposed to; and
•ensuring that sufficient resources are available to actively improve the operational risk environment and mitigate emerging risks.
Citi considers operational risks that result from the introduction of new or changes to existing products, or result from significant changes in its organizational structures, systems, processes and personnel.
Citi has a governance structure for the oversight of operational risk exposures through Business Risk and Controls Committees (BRCCs), which include a Citigroup Global BRCC as well as business, functions, regional and country BRCCs. BRCCs provide escalation channels for senior management to review operational risk exposures including breaches of operational risk appetite, key indicators, operational risk events and control issues. Membership includes senior business and functions leadership as well as members of the second line of defense.
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

Cybersecurity Risk

Overview
Cybersecurity risk is the business risk associated with the threat posed by a cyberattack, cyber breach or the failure to protect Citi’s most vital business information assets or operations, resulting in a financial or reputational loss (for additional information, see the operational processes and systems and cybersecurity risk factors in “Risk Factors—Operational Risks” above). With an evolving threat landscape, ever-increasing sophistication of threat actor tactics, techniques and procedures, and use of new technologies to conduct financial transactions, Citi and its clients, customers and third parties are and will continue to be at risk from cyberattacks and information security incidents. Citi recognizes the significance of these risks and, therefore, leverages a threat-focused strategy to protect against, detect and respond to, and recover from cyberattacks. Further, Citi actively participates in financial industry, government and cross-sector knowledge-sharing groups to enhance individual and collective cybersecurity preparedness and resilience.

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

Board Oversight
Citi’s Board of Directors and/or one or more Board Committees provides oversight of management’s efforts to mitigate cybersecurity risk and respond to cyber incidents. The Board and/or one or more Board Committees receives regular reports on cybersecurity and engages in discussions throughout the year with management and subject-matter experts on the effectiveness of Citi’s overall cybersecurity program. The Board and/or one or more Board Committees also obtains updates on Citi’s inherent cybersecurity risks and Citi’s road map and progress for addressing these risks.
Moreover, Citi’s Board and its committee members receive contemporaneous reporting on significant cyber events including response, legal obligations, and outreach and notification to regulators, and customers when needed, as well as guidance to management as appropriate. On an annual basis, the Board’s Risk Management Committee approved a standalone Cybersecurity Risk Appetite Statement against which Citi’s performance is measured quarterly. For additional information on the Board’s oversight of cybersecurity risk management, see Citi’s upcoming 2023 Proxy Statement to be filed with the SEC in March 2023.

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
Citi seeks to operate with integrity, maintain strong ethical standards and adhere to applicable policies and regulatory and legal requirements. Citi must maintain and execute a proactive Compliance Risk Management (CRM) Framework (as set forth in the CRM Policy) that is designed to manage compliance risk effectively across Citi, with a view to fundamentally strengthen the compliance risk management culture across the lines of defense taking into account Citi’s risk governance framework and regulatory requirements. Independent Compliance Risk Management’s (ICRM) primary objectives are to:

•Drive and embed a culture of compliance and control throughout Citi;
•Maintain and oversee an integrated CRM Framework that facilitates enterprise-wide compliance with local, national or cross-border laws, rules or regulations, Citi’s internal policies, standards and procedures and relevant standards of conduct;
•Assess compliance risks and issues across product lines, functions and geographies, supported by globally consistent systems and compliance risk management processes; and
•Provide compliance risk data aggregation and reporting capabilities.

Citi carries out its objectives and fulfills its responsibilities through the CRM Framework, which is composed of the following integrated key activities, to holistically manage compliance risk:

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
•Executing Compliance Risk Assessments, the results of which inform Compliance Risk Monitoring and testing of compliance risks and controls in assessing conformance with laws, rules, regulations and internal policies; and
•Issue identification, escalation and remediation to drive accountability, including measurement and reporting of compliance risk metrics against established thresholds in support of the CRM Policy and Compliance Risk Appetite.

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
As discussed above, Citi is working to address the FRB and OCC consent orders, which include improvements to Citi’s CRM Framework and its enterprise-wide application (for additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above).

REPUTATION RISK
Citi’s reputation is a vital asset in building trust and Citi is diligent in enhancing and protecting its reputation with its key stakeholders. To support this, Citi has developed a reputation risk framework. Under this framework, Citigroup and Citibank, N.A. have implemented a risk appetite statement and related key indicators to monitor corporate activities and operations relative to Citi’s risk appetite. The framework also requires that business segments and regions escalate potential material reputation risks that require review or mitigation through a Reputation Risk Committee or equivalent.
The Reputation Risk Committees, which are composed of Citi’s senior executives, govern the process by which material reputation risks are identified, measured, monitored, controlled and reported. The Reputation Risk Committees determine the appropriate actions to be taken in line with risk appetite and regulatory expectations, while promoting a culture of risk awareness and high standards of integrity and ethical behavior across the Company, consistent with Citi’s Mission and Value Proposition. The Citigroup Reputation Risk Committee may escalate reputation risks to the Nomination, Governance and Public Affairs Committee or other appropriate committee of the Citigroup Board of Directors.
Every Citi employee is responsible for safeguarding Citi’s reputation, guided by Citi’s Code of Conduct. Colleagues are expected to exercise sound judgment and common sense in decisions and actions. They are also expected to promptly escalate all issues that present material reputation risk in line with policy.

STRATEGIC RISK
As discussed above, strategic risk is the risk of a sustained impact (not episodic impact) to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization, or capital, arising from external factors affecting the Company’s operating environment, as well as the risks associated with defining the strategy and executing the strategy, which are identified, measured and managed as part of the Strategic Risk Framework at the Enterprise Level.
In this context, external factors affecting Citi’s operating environment are the economic environment, geopolitical/political landscape, industry/competitive landscape, societal trends, customer/client behavior, regulatory/legislative environment and trends related to investors/shareholders.
Citi’s Executive Management Team is responsible for the development and execution of Citi’s strategy. This strategy is translated into forward-looking plans (collectively Citi’s Strategic Plan) that are then cascaded across the organization. Citi’s Strategic Plan is presented to the Board on an annual basis, and is aligned with risk appetite thresholds and includes a risk assessment as required by internal frameworks. It is also aligned with limit requirements for capital allocation. Governance and oversight of strategic risk is facilitated by internal committees on a group-wide basis as well as strategic committees at the operating segment and regional levels.
Citi works to ensure that strategic risks are adequately considered and addressed across its various risk management activities, and that strategic risks are assessed in the context of Citi’s risk appetite. Citi conducts a top-down, bottom-up risk identification process to identify risks, including strategic risks. Business segments undertake a quarterly risk identification process to systematically identify and document all material risks faced by Citi. Independent Risk Management oversees the risk identification process through regular reviews and coordinates identification and monitoring of top risks. In addition, Citi performs a quarterly Risk Assessment of the Plan (RAOP) and continuously monitors risks associated with its execution of strategy. Independent Risk Management also manages strategic risk by monitoring risk appetite thresholds in conjunction with various strategic risk committees, which are part of the governance structure that Citi has in place to manage its strategic risks.
For additional information on Citi’s strategic risks, see “Risk Factors—Strategic Risks” above.

Climate Risk
Climate change presents immediate and long-term risks to Citi and its clients and customers, with the risks expected to increase over time. Climate risk refers to the risk of loss arising from climate change and comprises both physical risk and transition risk. Physical risk considers how chronic and acute climate change (e.g., increased storms, drought, fires, floods) can directly damage physical assets (e.g., real estate, crops) or otherwise impact their value or productivity. Transition risk considers how changes in policy, technology, business practices and market preferences to address climate change (e.g., carbon pricing policies, power generation shifts from fossil fuels to renewable energy) can lead to changes in the value of assets, commodities and companies.
Climate risk is an overarching risk that can act as a driver of other categories of risk, such as credit risk from obligors exposed to high climate risk, strategic risks if Citi fails to consider transition risk in client selection, reputational risk from increased stakeholder concerns about financing high-carbon industries and operational risk from physical risks to Citi’s facilities and personnel. Citi’s focus on climate risk continues to increase, driven by materiality of strategic, reputational and financial risk considerations. Citi continues to make progress toward embedding these considerations into its overarching risk management approach. For additional information on climate risk, see “Risk Factors—Strategic Risks” above.
Citi reviews factors related to climate risk under its Environmental and Social Risk Management (ESRM) Policy, which includes a focus on climate risk related to financed projects and clients in high-carbon sectors. Considering the credit risk of stranded assets, as well as the reputational risks associated with the coal sector due to its high-carbon emissions, Citi’s ESRM Policy includes a prohibition on all project-related financing of new coal-fired power plants and new or expanding thermal coal mines, as well as timetables to reduce financing of companies with high exposure to coal-fired power and coal mining that do not pursue low-carbon transition in the coming years. These sector approaches set clear expectations for clients and help address certain climate risk-driven credit risk concerns while reducing reputation risk.
Citi continues to explore and test methodologies for quantifying how climate risks could impact the individual credit profiles of its clients across various sectors. To assist in embedding climate risk assessments in its credit assessment process, Citi has developed sector-specific climate risk assessments. Such climate risk assessments are designed to supplement publicly available client disclosures and data provided from third-party vendors and facilitate conversations with clients on their most material climate risks and management plans for adaptation and mitigation. Citi’s assessments consider sectors that have been identified as higher climate risk by its risk identification process. This will help Citi better understand its clients’ businesses and climate-related risks. Citi’s Net Zero plan is leading to the further integration of climate risk discussions into client engagement and client selection.
Citi continues to develop globally consistent principles and approaches for managing climate risk across the Company through the implementation of its Climate Risk Management Framework. Through this implementation, climate risk is being embedded into relevant policies and processes over time.
Furthermore, Citi continues to participate in financial industry initiatives and develop and pilot new methodologies and approaches for measuring and assessing the potential financial risks of climate change. Citi also continues to monitor regulatory developments on climate risk and sustainable finance and actively engage with regulators on these topics.
For additional information about sustainability and other ESG matters at Citi, see “Sustainability and Other ESG Matters” above.

OTHER RISKS

LIBOR Transition Risk
As previously disclosed, the LIBOR administrator ceased publication of non-USD LIBOR and one-week and two-month USD LIBOR on a permanent or representative basis on December 31, 2021, with plans for all other USD LIBOR tenors to permanently cease or become non-representative after June 30, 2023. As a result, Citi ceased entering into new contracts referencing USD LIBOR as of January 1, 2022, other than for limited circumstances where regulators recognized that it may be appropriate for banks to enter into new USD LIBOR contracts, including with respect to market-making, hedging or novations of USD transactions executed before January 1, 2022. (For information about risks to Citi from a transition away from and discontinuation of LIBOR or any other benchmark rates, see “Risk Factors—Other Risks” above.)
During 2022, Citi continued its efforts to manage its LIBOR transition risks. Citi has been focused on further reducing its LIBOR exposure and remediating its remaining outstanding LIBOR-linked contracts. In addition, Citi has continued to monitor and engage on legislative, regulatory and other initiatives and developments related to LIBOR transition matters.
As of December 31, 2022, Citi had a USD LIBOR-linked gross notional exposure of approximately $7.1 trillion that matures after the LIBOR cessation date of June 30, 2023, of which approximately $7 trillion relates to derivatives. This derivatives exposure includes (i) bilateral derivatives with a gross notional of approximately $2.5 trillion of which 96% is already remediated through inclusion of ISDA fallbacks and (ii) cleared derivatives with a gross notional of approximately $4.5 trillion that will be covered by the Central Counterparty Clearing House (CCP) conversions planned for the second quarter of 2023.
The remaining gross notional of approximately $0.15 trillion relates to cash products (e.g., loans, debt securities, preferred stock and securitizations), which Citi continues to address through active conversion or insertion of robust contract fallback language or is covered by legislative solutions such as the Adjustable Interest Rate (LIBOR) Act (see the discussion below). Due to rounding, USD LIBOR-linked derivatives and cash products exposure may not sum to total USD LIBOR-linked gross notional exposure.
In the U.S., the LIBOR Act provides for the use of a statutory replacement for the overnight, one-month, three-month, six-month and 12-month tenors of USD LIBOR in all contracts governed by U.S. law that lack adequate fallback provisions. As required by the LIBOR Act, each proposed replacement rate, which differs depending on product type, is based on the Secured Overnight Financing Rate (SOFR). Citi’s USD LIBOR-linked securities and contracts that do not have adequate fallbacks as described in the LIBOR Act and that are governed by U.S. law will fall within the application of the LIBOR Act. As a result, USD LIBOR in these contracts will be replaced with SOFR plus the applicable spread adjustment.
Citi is focused on remediating contracts that reference the USD LIBOR Ice Swap Rate and non-U.S. law contracts, which are not covered by the LIBOR Act. As of December 31, 2022, Citi had a USD LIBOR Ice Swap Rate gross notional exposure of approximately $0.17 trillion. This includes approximately $0.16 trillion of bilateral derivatives, of which 79% has already been remediated through inclusion of ISDA fallbacks, and approximately $0.01 trillion of debt securities that Citi is addressing through its remediation action plans. The USD LIBOR Ice Swap Rate is a separate rate from USD LIBOR and is not included in the USD LIBOR-linked gross notional exposure.
On November 23, 2022, the FCA proposed the publication of one-, three- and six-month USD LIBOR on a synthetic basis through September 2024, which would provide additional time for non-U.S.-law-governed contracts and any contracts that reference the USD LIBOR Ice Swap Rate to be remediated or mature.
Further, Citi continued to engage with regulators, financial accounting bodies and others on LIBOR transition matters. This included participating in a number of working groups, including the Alternative Reference Rates Committee (ARRC) convened by the FRB, to promote and advance development of SOFR and seek to identify and address potential challenges from LIBOR transition.
Citi has also continued to use alternative reference rates in certain newly issued financial instruments. Citi has issued floating rate benchmark and customer-related debt linked to SOFR and originated and arranged loans linked to SOFR. Citi’s derivatives contracts are predominantly linked to SOFR and other global alternative reference rates. Citi also provides term SOFR-linked products to clients in accordance with industry best practices and recommendations.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of December 31, 2022. (Including the U.S., the total exposure as of December 31, 2022 to the top 25 countries would represent approximately 98% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 38% of corporate loans presented in the table below are to U.K. domiciled entities (40% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 90% of the total U.K. funded loans and 89% of the total U.K. unfunded commitments were investment grade as of December 31, 2022.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans	PBWM loans(1)	Legacy Franchises loans	Loans transferred to HFS(7)	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 4Q22	Total as of 3Q22	Total as of 4Q21	Total as a % of Citi as of 4Q22
United Kingdom	$34.1	$4.9	$—	$—	$1.1	$38.7	$11.2	$(6.3)	$4.9	$(0.1)	$88.5	$93.0	$95.9	5.1%
Mexico	8.4	0.1	21.9	—	0.3	8.4	2.0	(2.1)	19.3	2.9	61.2	56.3	59.6	3.5
Hong Kong	9.0	19.7	—	—	0.4	6.7	1.7	(1.2)	10.8	1.2	48.3	50.2	50.4	2.8
Ireland	14.6	—	—	—	0.5	31.6	0.2	(0.2)	—	0.7	47.4	50.3	44.5	2.7
Singapore	9.1	18.7	—	—	0.2	6.2	0.9	(0.5)	9.3	1.3	45.2	44.5	45.7	2.6
Brazil	12.2	—	—	—	0.1	3.3	7.0	(1.0)	7.0	0.1	28.7	29.8	27.3	1.6
India	6.3	—	—	3.4	0.8	4.4	1.6	(0.6)	8.6	0.8	25.3	25.6	29.8	1.5
South Korea	3.7	—	8.7	—	0.1	2.1	1.5	(0.9)	8.1	0.4	23.7	22.8	32.0	1.4
Germany	0.5	—	—	—	0.2	6.6	7.7	(4.1)	9.1	2.6	22.6	20.4	19.4	1.3
China	5.2	—	2.9	—	0.8	1.7	1.0	(1.2)	9.1	1.2	20.7	19.1	23.4	1.2
Japan	1.5	—	—	—	—	4.0	3.1	(2.3)	5.1	7.6	19.0	17.9	15.9	1.1
United Arab Emirates	7.2	1.5	—	—	1.0	5.8	0.2	(0.4)	2.1	—	17.4	15.8	14.9	1.0
Jersey	2.4	3.3	—	—	—	10.3	—	(0.1)	—	—	15.9	16.1	17.7	0.9
Poland	3.1	—	1.4	—	—	2.8	0.6	(0.1)	7.3	0.5	15.6	12.5	13.1	0.9
Canada	1.5	1.5	—	—	0.1	6.2	1.7	(1.9)	3.7	2.4	15.2	15.8	14.7	0.9
Australia(8)	8.7	0.4	—	—	—	5.4	0.8	(1.0)	0.8	(0.7)	14.4	14.5	16.4	0.8
Taiwan	4.0	—	—	7.9	0.1	1.2	0.4	(0.1)	0.2	0.1	13.8	14.4	15.3	0.8
Indonesia	1.8	—	—	0.5	—	1.2	1.5	(0.2)	1.0	0.1	5.9	5.6	5.5	0.3
Malaysia	1.4	—	—	—	0.2	0.7	0.1	—	3.1	(0.1)	5.4	8.0	7.8	0.3
Philippines(9)	0.8	—	—	—	0.1	0.2	2.4	—	1.8	(0.3)	5.0	5.3	2.3	0.3
Luxembourg	0.1	0.9	—	—	—	—	0.2	(0.3)	3.7	0.1	4.7	4.4	4.0	0.3
South Africa	1.5	—	—	—	—	0.5	—	(0.2)	2.5	0.1	4.4	4.3	3.8	0.3
Thailand	1.2	—	—	—	—	0.3	0.1	—	2.4	0.2	4.2	7.4	7.9	0.2
Czech Republic	0.7	—	—	—	—	0.9	2.0	—	0.4	—	4.0	3.2	3.5	0.2
Chile	1.0	—	—	—	2.2	0.1	0.1	—	—	—	3.4	3.2	2.5	0.2
Total as a % of Citi’s total exposure														32.2%
Total as a % of Citi’s non-U.S. total exposure														93.9%
(1)    PBWM loans reflect funded loans, including those related to the Private bank, net of unearned income. As of December 31, 2022, Private bank loans in the table above totaled $19.8 billion, concentrated in Singapore ($5.2 billion), the U.K. ($4.8 billion) and Hong Kong ($4.1 billion).
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
(7)    December 31, 2022, September 30, 2022 and December 31, 2021 include Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in each applicable country. For additional information, see “Legacy Franchises” above and Note 2.
(8)    December 31, 2021 includes Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in Australia, which closed on June 1, 2022. For additional information, see “Legacy Franchises” above and Note 2.
(9)    December 31, 2021 includes Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in the Philippines, which closed on August 1, 2022. For additional information, see “Legacy Franchises” above and Note 2.

Russia

Introduction
In Russia, Citi has operated through both its ICG and Legacy Franchises segments. Citi continues to closely monitor the war in Ukraine, related sanctions and economic conditions and continues to mitigate its Russia exposures and risks as appropriate.
As previously disclosed, Citi intends to wind down nearly all of its consumer, local commercial and institutional banking businesses in the country. As a result, Citi has ceased soliciting any new business or new clients in Russia. Citi will continue to manage its existing legal and regulatory commitments and obligations, as well as support its employees, during this period. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.
For additional information about Citi’s risks related to its Russia exposures, see “Risk Factors—Market-Related Risk,” “—Operational Risks” and “—Other Risks” above.

Impact of Russia’s Invasion of Ukraine on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	December 31, 2022	September 30, 2022	December 31, 2021	Change 4Q22 vs. 3Q22
Loans	$0.6	$1.6	$2.9	$(1.0)
Investment securities(1)	1.1	1.4	1.5	(0.3)
Net MTM on derivatives/repos(2)	1.4	1.4	0.4	—
Total hedges (on loans and CVA)	(0.1)	(0.1)	(0.1)	—
Unfunded(3)	0.1	0.2	0.7	(0.1)
Trading accounts assets	—	0.1	—	(0.1)
Country risk exposure	$3.1	$4.6	$5.4	$(1.5)
Cash on deposit and placements(4)	2.4	3.0	1.0	(0.6)
National Settlements Depository(5)	1.8	—	—	1.8
Reverse repurchase agreements(2)	—	—	1.8	—
Total third-party exposure(6)	$7.3	$7.6	$8.2	$(0.3)
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.2	0.3	1.6	(0.1)
Total Russia exposure(7)	$7.5	$7.9	$9.8	$(0.4)

(1)    Investment securities include debt securities available-for-sale (AFS), recorded at fair market value, primarily local government debt securities. There were no impairment losses recognized during the third and fourth quarters of 2022.
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
(5)    Represents dividends received by Citi in its role as custodian for investor clients in Russia. Citi is unable to remit these funds to clients due to restrictions imposed by the Russian government.
(6)    The majority of AO Citibank’s third-party exposures was funded with domestic deposit liabilities from both corporate and personal banking clients.
(7)    Citigroup’s CTA loss included in its AOCI related to its indirect subsidiary, AO Citibank, is excluded from the above table, because the CTA loss is not held in AO Citibank and would be recognized in Citigroup’s earnings upon either the substantial liquidation or a loss of control of AO Citibank. Citi has separately described these risks in “Deconsolidation Risk” below.

During the fourth quarter of 2022, Citi continued to reduce its operations in Russia and Russia-related exposures, resulting in a net decrease in total Russia exposure of $0.4 billion, shown in the table above, as well as a change in the composition of its exposure as mitigation efforts have reduced Citi’s third-party credit risk. The sequential decline in exposure was driven by a $1.3 billion decrease due to depreciation of the ruble against the U.S. dollar and a $0.9 billion decrease due to loan repayments and sales, partially offset by a $1.8 billion increase in local currency terms, driven by dividends received by Citi as custodian for investor clients in Russia that Citi is unable to remit due to restrictions imposed by the Russian government.
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
Citi’s net investment in Russia was approximately $1.2 billion as of December 31, 2022 (compared to $1.3 billion as of September 30, 2022). The decrease was primarily driven by a $0.2 billion decrease due to depreciation of the ruble against the U.S. dollar, partially offset by an increase of $0.1 billion in retained earnings. A portion of Citi’s net investment was hedged for foreign currency depreciation as of December 31, 2022, using forward foreign exchange contracts executed with international peer banks.

Earnings and Other Impacts on Citi’s Businesses
Citi’s ICG, PBWM and Legacy Franchises segments and Corporate/Other have been impacted by various macroeconomic factors and volatilities, including Russia’s invasion of Ukraine and its direct and indirect impact on the European and global economies. For a broader discussion of these factors and volatilities on Citi’s businesses, see “Executive Summary” and each business’s results of operations above.
As of December 31, 2022, Citigroup’s ACL included a $0.3 billion remaining credit reserve for Citi’s direct and indirect Russian counterparties (down from $0.5 billion at September 30, 2022).

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer and local commercial banking businesses, including actively pursuing portfolio sales. In connection with the wind-down plan, Citi incurred $22 million (excluding the impact from any portfolio sales) of costs in 2022.
In October 2022, Citi announced that it will be ending nearly all of the institutional banking services it offers in Russia by the end of the first quarter of 2023. Going forward, Citi’s only operations in Russia will be those necessary to fulfill its remaining legal and regulatory obligations.
On October 28, 2022, Citi entered into an agreement to sell a portfolio of ruble-denominated personal installment loans, totaling approximately $240 million in outstanding loan balances as of the fourth quarter of 2022, to Uralsib, a Russian commercial bank. Citi closed the sale in December 2022 and incurred a pretax net loss of approximately $12 million as a result. In connection with the portfolio sale, Citi also entered into a referral agreement to settle to Uralsib a portfolio of ruble-denominated credit card loans, subject to customer consents. The outstanding card loans balance was approximately $219 million as of the fourth quarter of 2022. Citi will refer credit card customers, who at the customers’ sole discretion will be eligible to refinance their outstanding card loan balances with Uralsib.
At this time, Citi expects to incur estimated costs of approximately $190 million in connection with its consumer and institutional wind-down plans in Russia, primarily through 2024 ($80 million in ICG and $110 million in Legacy Franchises). For additional information, see “Institutional Clients Group” and “Legacy Franchises” above.

Deconsolidation Risk
Citi’s operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciations or devaluations; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (for additional information, see “Risk Factors—Other Risks” above). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of December 31, 2022, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event of a loss of control of AO Citibank, Citi would be required to (i) write off the net investment of approximately $1.2 billion (compared to $1.3 billion as of September 30, 2022), (ii) recognize a CTA loss of approximately $1.3 billion through earnings (compared to $1.0 billion as of September 30, 2022) and (iii) recognize a loss of $0.5 billion (compared to $0.3 billion as of September 30, 2022) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.3 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

Citi as Paying Agent for Russian-related Clients
Citi serves or served as paying agent on bonds issued by various entities in Russia, including Russian corporate clients. Citi’s role as paying agent is administrative. In this role, Citi acts as an agent of its client, the bond issuer, receiving interest and principal payments from the bond issuer and then making payments to international central securities depositories (e.g., Depository Trust Company, Euroclear, Clearstream). The international central securities depositories (ICSDs) make payments to those participants or account holders (e.g., broker/

dealers) that have clients who are investors in the applicable bonds (i.e., bondholders). As a paying agent, Citi generally does not have information about the identity of the bondholders. Citi may be exposed to risks due to its responsibilities for receiving and processing payments on behalf of its clients as a result of sanctions or other governmental requirements and prohibitions. To mitigate operational and sanctions risks, Citi has established policies, procedures and controls for client relationships and payment processing to help ensure compliance with U.S., U.K., EU and other jurisdictions’ sanctions laws.
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
Citi’s continued presence or divestiture of businesses in Russia could also increase its susceptibility to cyberattacks that could negatively impact its relationships with clients and customers, harm its reputation, increase its compliance costs and adversely affect its business operations and results of operations. For additional information on operational and cyber risks, see “Risk Factors—Operational Risk” above.

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
All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. Citi’s exposures in Ukraine are not significant enough to be included in the “Top 25 Country Exposures” table above. As of December 31, 2022, these exposures amounted to $1.0 billion, unchanged from September 30, 2022, and were exclusively composed of third-party assets held on the Citi Ukraine subsidiary.

Argentina
Citi operates in Argentina through its ICG businesses. As of December 31, 2022, Citi’s net investment in its Argentine operations was approximately $1.7 billion. Under U.S. GAAP, Citi uses the U.S. dollar as the functional currency for its operations in countries that are deemed highly inflationary. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into the U.S. dollar. As of December 31, 2022, the official Argentine peso exchange rate against the U.S. dollar was 177.15.
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
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of December 31, 2022, the international NDF market had very limited liquidity, resulting in Citi’s inability to economically hedge its Argentine peso exposure. Accordingly, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of December 31, 2022. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures.
For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors” above.

FFIEC—Cross-Border Claims on Third Parties and Local Country Assets
Citi’s cross-border disclosures are presented below, based on the country exposure bank regulatory reporting guidelines of the Federal Financial Institutions Examination Council (FFIEC). The following summarizes some of the key FFIEC reporting guidelines:

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

The tables below show each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2022
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$4.9	$31.7	$59.9	$16.2	$11.4	$82.4	$112.7	$24.3	$79.3	$77.8
Cayman Islands	—	—	99.8	9.8	6.1	70.3	109.6	18.4	0.2	0.2
Japan	35.4	40.0	17.2	6.9	17.0	71.4	99.5	15.6	13.6	11.9
Germany	4.9	48.3	39.6	6.7	8.3	55.9	99.5	24.1	50.8	48.8
Mexico	2.9	31.1	11.4	29.0	3.9	40.8	74.4	22.0	6.4	5.2
France	9.9	10.9	35.6	7.7	10.3	52.4	64.1	68.8	66.2	62.8
Singapore	2.1	22.6	6.5	16.2	2.3	40.5	47.4	15.7	1.2	1.0
South Korea	4.6	17.7	6.4	15.3	4.2	34.8	44.0	11.2	6.4	5.6
Hong Kong	0.7	14.9	3.5	20.6	4.1	33.7	39.7	13.7	1.5	1.3
China	3.1	18.8	1.9	13.2	8.3	31.2	37.0	5.8	8.9	8.6
Brazil	2.4	14.5	2.8	14.4	5.8	25.1	34.1	3.4	5.5	5.1
India	1.4	13.5	6.7	12.7	2.6	24.2	34.3	8.8	1.4	1.2
Canada	6.6	13.3	7.4	4.0	4.0	23.4	31.3	11.6	6.8	6.8
Australia	3.0	13.2	8.7	3.4	5.7	24.2	28.3	5.0	3.5	3.1
Netherlands	3.9	10.6	5.8	4.6	4.0	19.1	24.9	9.2	31.8	31.0
Switzerland	2.1	13.7	1.1	4.7	2.0	18.5	21.6	8.8	19.4	19.2
Ireland	0.1	3.6	13.0	4.3	2.7	19.8	21.0	6.8	2.7	2.6
Taiwan	0.6	5.6	1.4	12.7	2.2	16.4	20.3	12.9	—	—

	December 31, 2021
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$7.0	$31.1	$55.6	$19.2	$16.5	$70.8	$112.9	$23.0	$76.3	$70.8
Cayman Islands	—	—	78.8	13.2	7.4	56.3	92.0	9.9	0.4	0.3
Japan	31.0	30.1	12.8	8.7	15.6	54.8	82.6	8.4	13.4	12.1
Germany	4.5	48.9	47.7	9.6	18.5	78.3	110.7	23.2	48.6	44.7
Mexico	2.8	28.4	9.3	25.8	2.7	33.4	66.3	19.7	6.7	6.1
France	9.7	9.6	27.0	9.8	14.0	41.6	56.1	85.3	62.6	55.7
Singapore	1.9	18.3	12.1	17.4	2.7	39.1	49.7	16.3	1.4	1.3
South Korea	3.6	17.9	3.2	21.9	2.0	37.7	46.6	12.7	9.0	8.1
Hong Kong	1.3	12.3	3.9	21.8	4.2	30.2	39.3	13.6	1.7	1.5
Australia	3.9	14.2	5.7	12.8	7.3	22.9	36.6	13.6	4.0	3.9
China	4.2	12.9	3.7	14.7	8.0	26.3	35.5	4.4	9.6	9.0
India	1.2	15.0	4.4	13.1	2.6	23.4	33.7	10.2	1.8	1.4
Taiwan	0.5	7.0	1.7	15.8	4.8	21.1	25.0	14.6	—	0.1
Netherlands	5.9	8.8	3.3	5.7	5.2	16.2	23.7	9.8	30.8	27.6
Brazil	2.0	12.9	2.2	12.5	3.9	20.3	29.6	3.2	6.2	5.6
Italy	2.8	10.9	0.9	1.8	8.1	2.4	16.4	1.6	38.8	37.0
Switzerland	1.4	13.7	0.9	6.0	3.1	20.0	22.0	9.7	18.9	17.6
Canada	6.5	12.2	4.7	4.1	3.8	21.0	27.5	12.9	5.7	5.3
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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
This section contains a summary of Citi’s most significant accounting policies. Note 1 contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” above). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
Citi is required to exercise subjective judgments relating to the applicability and functionality of internal valuation models, the significance of inputs or drivers to the valuation of an instrument and the degree of illiquidity and subsequent lack of observability in certain markets. The fair value of these instruments is reported on Citi’s Consolidated Balance Sheet with the changes in fair value recognized in either the Consolidated Statement of Income or in AOCI.
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
For equity securities carried at cost or under the measurement alternative, decreases in fair value below the carrying value are recognized as impairment in the Consolidated Statement of Income. Moreover, for certain equity method investments, decreases in fair value are only recognized in earnings in the Consolidated Statement of Income if such decreases are judged to be an other-than-temporary impairment (OTTI). Assessing if the fair value impairment is temporary is also inherently judgmental.
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 1, 6, 25 and 26.

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the fourth quarter of 2022. For information on the drivers of Citi’s ACL build in the fourth quarter of 2022, see below. For information on refinement in the ACL estimation approach to introduce multiple macroeconomic scenarios to the quantitative component of the ACL, see Note 1. Also see Note 1 for additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL).

	Allowance for credit losses (ACL)
In millions of dollars	Balance Dec. 31, 2021	Build (release)					2022 FX/Other(1)	Balance Dec. 31, 2022	ACLL/EOP loans Dec. 31, 2022(2)
		1Q22	2Q22	3Q22	4Q22	2022
ICG	$2,241	$596	$(76)	$75	$(117)	$478	$(4)	$2,715
Legacy Franchises corporate (Mexico SBMM)	174	5	(3)	(34)	(7)	(39)	5	140
Total corporate ACLL	$2,415	$601	$(79)	$41	$(124)	$439	$1	$2,855	1.01%
U.S. Cards(2)	$10,840	$(1,009)	$447	$303	$814	$555	$(2)	$11,393	7.56%
Retail banking and Global Wealth Management	1,181	(53)	191	57	(43)	152	(3)	1,330
Total PBWM	$12,021	$(1,062)	$638	$360	$771	$707	$(5)	$12,723
Legacy Franchises consumer	2,019	(151)	(25)	40	(54)	(190)	(433)	1,396
Total consumer ACLL	$14,040	$(1,213)	$613	$400	$717	$517	$(438)	$14,119	3.84%
Total ACLL	$16,455	$(612)	$534	$441	$593	$956	$(437)	$16,974	2.60%
Allowance for credit losses on unfunded lending commitments (ACLUC)	1,871	474	(159)	(71)	47	291	(11)	2,151
Other(3)	148	(6)	27	83	5	109	(14)	243
Total ACL	$18,474	$(144)	$402	$453	$645	$1,356	$(462)	$19,368

(1)    Includes reclassifications to Other assets related to Citi’s agreements to sell certain of its consumer banking businesses. See Notes 2 and 15.
(2)    As of December 31, 2022, in U.S. Personal Banking, Branded cards ACLL/EOP loans was 6.2% and Retail services ACLL/EOP loans was 10.3%.
(3)    Includes ACL on HTM securities and Other assets.

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
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses three forward-looking macroeconomic forecast scenarios—base, upside and downside. The qualitative management adjustment component reflects risks and current economic conditions not captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

Quantitative Component
Citi estimates expected credit losses for its quantitative component using (i) its comprehensive internal data on loss and default history, (ii) internal credit risk ratings, (iii) external credit bureau and rating agencies information and (iv) R&S forecasts of macroeconomic conditions.
For its consumer and corporate portfolios, Citi’s expected credit losses are determined primarily by utilizing models that consider the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables, including housing prices, unemployment and real GDP, and cover a wide range of geographic, industry, product and business segments.
In addition, Citi’s models determine expected credit losses based on leading credit indicators, including loan delinquencies, changes in portfolio size, default frequency,

risk ratings and loss recovery rates, as well as other credit trends.

Qualitative Component
The qualitative management adjustment component includes risks not fully captured in the quantitative component, as required by banking supervisory guidance for the ACL, including, but not limited to:

•Concentrations and collateral valuation risk with obligors in the global portfolio
•Emerging macroeconomic risks due to uncertainties related to the war in Ukraine, potential global recession, inflation, interest rates, commodity prices and potential impacts on vulnerable industries and regions
•Normalization of portfolio performance and consumer behavior from record low losses as a result of government stimulus and market liquidity

Citi’s qualitative component declined year-over-year, primarily driven by the incorporation of multiple macroeconomic scenarios in the quantitative component and releases of COVID-19–related uncertainty reserves as the portfolio continues to normalize toward pre-pandemic levels and as these risks are captured in the quantitative component of the ACL.

Macroeconomic Variables
Citi considers a multitude of global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from 4Q21 to 4Q22:

	Quarterly average
U.S. unemployment	1Q23	3Q23	1Q24	8-quarter average(1)
Citi forecast at 4Q21	3.7%	3.7%	3.7%	3.8%
Citi forecast at 1Q22	3.5	3.5	3.6	3.6
Citi forecast at 2Q22	3.6	3.8	3.9	3.7
Citi forecast at 3Q22	3.8	4.2	4.0	4.0
Citi forecast at 4Q22	3.9	4.5	4.6	4.4

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2022	2023	2024
Citi forecast at 4Q21	4.0%	2.2%	1.8%
Citi forecast at 1Q22	3.3	2.4	2.1
Citi forecast at 2Q22	2.6	1.8	2.0
Citi forecast at 3Q22	1.6	0.6	1.9
Citi forecast at 4Q22	1.9	0.3	1.5
(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 4Q22, U.S. real GDP growth is expected to decline during 2023, and the unemployment rate is expected to increase modestly over the forecast horizon, broadly returning to pre-pandemic levels.

Scenario Weighting
Citi’s ACL is estimated using three probability-weighted macroeconomic scenarios—base, upside and downside. The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration key macroeconomic drivers of the ACL, severity of the scenario and other macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a more severe recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 2.9% in the second quarter of 2024. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2023 of 2.4%, with a peak quarter-over-quarter difference of 3.3% in the second quarter of 2023.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. To demonstrate this sensitivity, Citi applied 100% weight to the downside scenario as of December 31, 2022 to reflect the most severe economic deterioration forecast in the multiple macroeconomic scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions; therefore, applying a 100% downside scenario weight would result in a hypothetical increase in the ACL of approximately $4.2 billion related to lending exposures, except for loans individually evaluated for credit losses.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could decrease the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of December 31, 2022.

4Q22 Changes in the ACL
As further discussed below, in the fourth quarter of 2022, Citi had an ACL build of $0.7 billion for its consumer portfolios and a release of $0.1 billion for its corporate portfolios, for a net ACL build of $0.6 billion. The build was primarily driven by cards loan growth in consumer portfolios and a deterioration in macroeconomic assumptions (see “Macroeconomic Variables” above), partially offset by reductions in Russia exposures (see “Managing Global Risk—Other Risks—Russia” above). Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of December 31, 2022. See Note 15 for additional information.

Consumer
Citi’s consumer ACLL is largely driven by U.S. Cards in U.S. Personal Banking. As discussed above, Citi’s total consumer ACLL build was $0.7 billion in the fourth quarter of 2022, primarily driven by U.S. Cards loan growth and a deterioration in macroeconomic assumptions, which increased the ACLL balance to $14.1 billion, or 3.84% of total funded consumer loans.
For U.S. Cards, the level of reserves relative to total funded loans increased to 7.56% as of December 31, 2022, compared to 7.53% at September 30, 2022. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.3% at December 31, 2022, unchanged from September 30, 2022.

Corporate
Citi had a corporate ACLL release of $0.1 billion in the fourth quarter of 2022. The release was primarily driven by the reduction of direct exposures in Russia, partially offset by the deterioration of macroeconomic assumptions. Including FX/Other, the ACLL reserve balance decreased $93 million to $2.9 billion, or 1.01% of total funded corporate loans.

ACLUC
Citi had an ACLUC build of $47 million in the fourth quarter of 2022, which increased the ACLUC reserve balance, included in Other liabilities, to $2.2 billion. The build was primarily driven by a deterioration in macroeconomic assumptions.

ACL on Other Financial Assets
Citi had an ACL build on other financial assets carried at amortized cost of $5 million in the fourth quarter of 2022. Including FX/Other, the ACL reserve balance decreased $13 million to $0.2 billion, included in Other assets. See Note 15 for additional information.

ACLL and Non-accrual Ratios
At December 31, 2022, the ratio of the ACLL to total funded loans was 2.60% (3.84% for consumer loans and 1.01% for corporate loans) compared to 2.54% at September 30, 2022 (3.74% for consumer loans and 1.04% for corporate loans).
Citi’s total non-accrual loans were $2.4 billion at December 31, 2022, down $447 million from September 30, 2022. Consumer non-accrual loans decreased $84 million to $1.3 billion at December 31, 2022, from $1.4 billion at
September 30, 2022, while corporate non-accrual loans decreased $363 million to $1.1 billion at December 31, 2022, from $1.5 billion at September 30, 2022. In addition, the ratio of non-accrual loans to total loans was 0.39% and 0.36% for corporate and consumer loans, respectively, at December 31, 2022 (for additional information on non-accrual loans, see “Additional Consumer and Corporate Credit Details—Non-Accrual Loans and Assets and Renegotiated Loans” above).

Regulatory Capital Impact
Citi elected the modified CECL transition provision for regulatory capital purposes provided by the U.S. banking agencies’ final rule. Accordingly, the Day One regulatory capital effects resulting from the adoption of CECL, as well as the ongoing adjustments for 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021, started to be phased in on January 1, 2022 and will be fully reflected in Citi’s regulatory capital as of January 1, 2025.
See Notes 1 and 15 for a further description of the ACL and related accounts.

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
Citi had historically performed its annual goodwill impairment test as of July 1 each year. During the quarter ended September 30, 2022, the Company voluntarily changed its annual impairment assessment date from July 1 to October 1. Based on interim impairment tests performed between the previous annual test on July 1, 2021 and the annual test to be performed on October 1, 2022, no more than 12 months have elapsed between goodwill impairment tests of any of Citi’s reporting units. The change in measurement date represents a change in method of applying an accounting principle. This change is preferable because it better aligns the Company’s goodwill impairment testing procedures with its annual planning process and with its fiscal year-end. Citi continues to monitor each reporting unit for triggering events for purposes of goodwill impairment testing. The change in accounting principle did not result in any delay, acceleration or avoidance of an impairment charge. During the fourth quarter of 2022, the annual test was performed, which resulted in no goodwill impairment as described in Note 16.
As of December 31, 2022, Citigroup’s activities were conducted through the Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises operating segments and Corporate/Other. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit).
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
Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of a reporting unit can be supported by its fair value, using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income approach (discounted cash flow (DCF) method). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections and market data. Where applicable, bids from buyers are also utilized to determine fair value.
Similar to 2021, Citi engaged an independent valuation specialist in 2022 to assist in Citi’s valuation of all the reporting units, primarily employing both the income and market approach to determine the fair value of the reporting units. Bids from buyers were also used, where available. The resulting fair values were relatively consistent and appropriate weighting was given to outputs from the income and market approach valuations. The income approach utilized discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections.
The income approach employs a capital asset pricing model in estimating the discount rate. Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of October 1, 2022. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk nor a business model that is as international. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
As discussed in Note 3, effective January 1, 2022, as part of its strategic refresh, Citi made changes to its management structure, which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, manages the Company, including allocating resources and measuring performance. Goodwill balances were reallocated across the new reporting units based on their relative fair values using the valuation performed as of the effective date of the reorganization. Further, the goodwill balances associated with certain Asia Consumer businesses within the Legacy Franchises operating segment were reclassified to HFS as of March 31, 2022. See Note 2 for a discussion of Citi’s divestiture activities.
The reorganization of Citi’s management structure and the announced sales of businesses within the Legacy Franchises operating segment were identified as triggering events for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, interim goodwill impairment tests were performed that resulted in an impairment of $535 million to the Asia Consumer reporting unit within the Legacy Franchises operating segment, due to the implementation of Citi’s revised operating segments and reporting units, as well as the timing of mutual execution of sale agreements for certain of the Asia consumer banking businesses. This impairment was recorded in the first quarter of 2022 as an operating expense.
During the second quarter of 2022, Citi’s Banking reporting unit within the ICG operating segment was negatively impacted by the industry-wide decline in investment banking activity and macroeconomic challenges and uncertainties. These conditions resulted in a corresponding decline in the operating results of the Banking reporting unit as of June 30, 2022, and were identified as a triggering event for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, an interim goodwill impairment test was performed that resulted in no impairment of the Banking reporting unit within the ICG operating segment.
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
Also, during the third quarter of 2022, Citi performed an interim goodwill impairment test on the Mexico Consumer/ SBMM reporting unit as of July 1, 2022 to satisfy the requirement that no more than 12 months elapse between the tests for all reporting units. The test resulted in no impairment as the fair value of the Mexico Consumer/SBMM reporting unit was greater than its carrying value.
During the fourth quarter of 2022, Citi performed its annual goodwill impairment test as of October 1, 2022, which resulted in no impairment. The result of the impairment test showed that the fair value of Citi’s reporting units exceeded their carrying value for all reporting units. The fair value of two reporting units (Banking and Mexico Consumer/SBMM) ranged from 102% to 106% of their carrying values. The carrying values of the Banking and Mexico Consumer/SBMM reporting units included approximately $1.5 billion and $1 billion of goodwill, respectively. The fair values of Citi’s other reporting units as a percentage of their carrying values ranged from approximately 111% to 277%.
While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations of the reporting units, the economic and business environments continue to evolve as Citi’s management implements its strategic refresh. If management’s future estimates of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. See Notes 1 and 16 for additional information on goodwill, including the changes in the goodwill balance year-over-year and the segments’ goodwill balances as of December 31, 2022.

Litigation Accruals
See the discussion in Note 29 for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

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
Citi’s non-U.S. branches and subsidiaries are subject to tax at their local tax rates. Non-U.S. branches also continue to be subject to U.S. taxation. The impact of this on Citi’s earnings depends on the level of branch pretax income, the local branch tax rate and allocations of overall domestic loss (ODL) and expenses for U.S. tax purposes to branch earnings. Citi expects no residual U.S. tax on such earnings. With respect to non-U.S. subsidiaries, dividends from these subsidiaries are excluded from U.S. taxation. While the majority of Citi’s non-U.S. subsidiary earnings are classified as Global Intangible Low Taxed Income (GILTI), Citi expects no material residual U.S. tax on such earnings based on its non-U.S. subsidiaries’ local tax rates, which exceed, on average, the GILTI tax rate. Finally, Citi does not expect the Base Erosion Anti-Abuse Tax (BEAT) to affect its tax provision.
On January 4, 2022, final foreign tax credit (FTC) regulations were published in the Federal Register. These regulations eliminate the creditability of foreign taxes paid in certain situations. These include countries that do not align with U.S. tax principles in significant part and for services performed outside the recipient country. The impact on Citi’s 2022 effective tax rate was not material.
The Inflation Reduction Act, signed into law on August 16, 2022, had no impact on Citi’s 2022 results. The Act includes a new corporate alternative minimum tax (AMT) and a 1% excise tax on stock buybacks, both effective January 1, 2023. The corporate AMT is a 15% minimum tax on financial statement income after adjusting for foreign taxes paid. Corporate AMT paid in one year is creditable against regular corporate tax liability in future years. Citi does not expect to pay material amounts of corporate AMT given its profitability and tax profile.
The 1% excise tax is a non-deductible tax on the fair market value of stock repurchased in the taxable year, reduced by the fair market value of any stock issued in the same year, and is accounted for in equity.

Deferred Tax Assets and Valuation Allowances (VA)
At December 31, 2022, Citi had net DTAs of $27.7 billion. In the fourth quarter of 2022, Citi’s DTAs increased by $0.6 billion, primarily as a result of losses in Other comprehensive income. On a full-year basis, Citi’s DTAs increased by $2.9 billion from $24.8 billion at December 31, 2021.
Of Citi’s total net DTAs of $27.7 billion as of December 31, 2022, $10.9 billion, primarily related to tax carry-forwards, was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter and year ended December 31, 2022, Citi had $0.3 billion of disallowed temporary difference DTAs (included in the $10.9 billion above). The remaining $16.8 billion of net DTAs as of December 31, 2022 was not deducted in calculating regulatory capital pursuant to Basel III standards, and was appropriately risk weighted under those rules.
Citi’s total VA at December 31, 2022 was $2.4 billion, a decrease of $1.8 billion from $4.2 billion at December 31, 2021. The decrease was primarily driven by a release of the remaining general basket FTC VA and expirations in the FTC branch basket. Citi’s VA of $2.4 billion is composed of $0.9 billion on its FTC branch basket carry-forwards, $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, $0.4 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards.
As stated above with regard to the impact of non-U.S. branches on Citi’s earnings, the level of branch pretax income, the local branch tax rate and the allocations of ODL and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. The allocated ODL was enhanced by significant taxable income generated in the current year.
Citi’s VA against FTC carry-forwards in its general basket was fully reversed in 2022 from $0.8 billion in 2021, primarily as a result of the effect of higher interest rates on the projections of future interest income. See Note 9.
Recognized FTCs comprised approximately $1.9 billion of Citi’s DTAs as of December 31, 2022, compared to approximately $2.8 billion as of December 31, 2021. The decrease in FTCs year-over-year was primarily due to current-year usage, net of the VA release. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi had an ODL of approximately $8 billion at December 31, 2022, which allows it to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 9 for a description of the ODL.)
The majority of Citi’s U.S. federal net operating loss carry-forward and all of its New York State and New York City net operating loss carry-forwards are subject to a carry-forward period of 20 years. This provides enough time to fully utilize the net DTAs pertaining to these existing net operating loss carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the continued taxation of Citi’s non-U.S. income by New York State and the City of New York.
Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $27.7 billion at December 31, 2022 is more-likely-than-not, based upon management’s expectations of future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its VAs into consideration.
See Note 9 for additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2022 (including the FTCs and applicable expiration dates of the FTCs). For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above and Note 9.

Accounting Changes
See Note 1 for a discussion of changes in accounting standards.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2022, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed with or furnished to the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, target and illustrative, and similar expressions or future or conditional verbs such as will, should, may, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions including capital and liquidity may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each individual business’s discussion and analysis of its results of operations and (ii) the factors listed and described under “Risk Factors” above.
Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Citigroup Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Assessment of the fair value of certain Level 3 assets and liabilities measured on a recurring basis
As described in Notes 1, 6, 25 and 26 to the consolidated financial statements, the Company’s net assets and liabilities recorded at fair value on a recurring basis were $840.9 billion and $360.1 billion, respectively at December 31, 2022. The Company estimated the fair value of Level 3 assets and liabilities measured on a recurring basis ($15.8 billion and $46.5 billion, respectively at December 31, 2022) utilizing various valuation techniques with one or more significant inputs or significant value drivers being unobservable including, but not limited to, complex internal valuation models, alternative pricing procedures or comparables analysis and discounted cash flows.
We identified the assessment of the measurement of fair value for certain Level 3 assets and liabilities recorded at fair value on a recurring basis as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the Level 3 fair values due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the fair value methodology, including methods, models and significant assumptions and inputs used to estimate fair value. Significant assumptions include proxy data, forecast data, the extrapolation and interpolation of proxy data, forecast data, and historic data as well as certain model assumptions. The assessment also included an evaluation of the conceptual soundness and performance of the valuation models.
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
•evaluating that significant model assumptions and inputs reflected those which a market participant would use to determine an exit price in the current market environment
•the valuation models used were mathematically accurate and appropriate to value the financial instruments and
•relevant information used within the Company’s models that was reasonably available was considered in the fair value determination.
Assessment of the allowance for credit losses collectively evaluated for impairment
As described in Notes 1 and 15 to the consolidated financial statements, the Company’s allowance for credit losses was $19.1 billion as of December 31, 2022, which includes the allowance related to loans and unfunded lending commitments collectively evaluated for impairment (the collective ACLL). The expected credit losses for the quantitative component of the collective ACLL is the product of multiplying the probability of default (PD), loss given default (LGD), and exposure at default (EAD) for consumer and corporate loans. For consumer U.S. credit cards, the Company uses the payment rate approach over the life of the loan, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance in the estimation of EAD. For unconditionally cancelable accounts, reserves are based on the expected life of the balance as of the evaluation date and do not include any undrawn commitments that are unconditionally cancelable. The credit loss factors applied are determined based on three macroeconomic scenarios (base, downside and upside) multiplied by their respective scenario probability weights, that take into consideration both internal and external forecasted macroeconomic variables, the most significant of which are U.S. unemployment and U.S. real gross domestic product (GDP). Additionally, for consumer U.S. credit card loans, these models consider leading credit indicators including loan delinquencies, as well as economic factors. For corporate loans, these models consider the credit quality as measured by risk ratings and economic factors. The qualitative component considers idiosyncratic events and the uncertainty of forward-looking economic scenarios.
We identified the assessment of the collective ACLL, specifically for consumer U.S. credit cards and corporate portfolios as a critical audit matter. Auditing the assessment involved significant measurement uncertainty requiring complex auditor judgment, and specialized skills and knowledge as well as experience in the industry. Our assessment encompassed the evaluation of the various components of the collective ACLL methodology, including the methods and models used to estimate the PD, LGD, and EAD and certain key assumptions and inputs for the Company’s quantitative and qualitative components. Key assumptions and inputs for consumer loans included loan delinquencies, certain credit indicators, reasonable and supportable forecasts, expected life as well as economic factors, including unemployment rates, GDP, and housing prices which are considered in the model. For corporate loans, key assumptions and inputs included risk ratings, reasonable and supportable forecast, credit conversion factor for unfunded lending commitments, and economic factors, including GDP and unemployment rate considered in the model. Key assumptions and inputs for the qualitative component for consumer U.S. credit card loans include the expected normalization in portfolio performance and consumer behavior, after lower losses observed as a result of government stimulus and market liquidity. Key assumptions and inputs for the qualitative component for corporate loan portfolios include uncertainty around the war in Ukraine and global recession, considering macroeconomic and market factors, including inflation, interest rates and commodity prices and their impacts on industries and sectors that are considered more vulnerable. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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

We evaluated the Company’s process to develop the collective ACLL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•reviewing the Company’s collective ACLL methodologies and key assumptions for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the PD, LGD, and EAD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating judgments made by the Company relative to the development and performance monitoring testing of the PD, LGD, and EAD models by comparing them to relevant Company-specific metrics
•assessing the conceptual soundness and performance testing of the macroeconomic scenario weights model by inspecting the model documentation to determine whether the model is suitable for its intended use
•assessing the economic forecast scenarios through comparison to publicly available forecasts
•evaluating the methodologies used to develop certain economic forecast scenarios by comparing it to relevant industry practices
•testing corporate loan risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodologies used in determining the qualitative components and the effect of that component on the collective ACLL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACLL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

Evaluation of goodwill in the ICG Banking and PBWM US PB reporting units
As discussed in Notes 1 and 16 to the consolidated financial statements, the goodwill balance as of December 31, 2022 was $19.7 billion, of which $9.7 billion related to reporting units within the Personal Banking and Wealth Management (PBWM) segment, $9.0 billion related to reporting units within the Institutional Clients Group (ICG) segment, and $1.0 billion related to reporting units within the Legacy Franchises segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using both discounted cash flow analyses and a market multiples approach.
We identified the evaluation of the goodwill impairment analysis for the ICG Banking and PBWM United States Personal Banking reporting units, one of the three reporting units within the ICG segment and one of the two reporting units in the PBWM segment, as a critical audit matter. The estimated fair value of the ICG Banking and PBWM United States Personal Banking reporting units marginally exceeded their carrying values, indicating a higher risk due to measurement uncertainty that the goodwill may be impaired and, therefore, involved a high degree of subjective auditor judgment. Specifically, the assessment encompassed the evaluation of the key assumptions used in estimating the fair value of the ICG Banking and PBWM United States Personal Banking reporting units, which include the long-term growth rate, discount rate, exit multiple assumptions, certain forecasted macroeconomic assumptions used to inform the forecasted income by reporting unit, and forecasted revenues and operating expenses by reporting unit used in the discounted cash flow analyses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the ICG Banking and PBWM United States Personal Banking reporting units, including controls related to management’s process for assessing the appropriateness of:
•certain assumptions including the long-term growth rate, discount rate and exit multiple assumptions used in the discounted cash flow analyses

•certain forecasted macroeconomic assumptions used to inform the forecasted income by reporting unit
•forecasted revenues and operating expenses by reporting unit.

We compared the Company’s historical forecasts to actual results at a consolidated level to assess the Company’s ability to accurately forecast key metrics such as revenues and operating expenses. We also compared prior year actuals to the expected trends for revenues and operating expenses at the reporting unit level to assess the Company’s ability to achieve their forecasts. We compared the Company’s fourth quarter 2022 forecasts to actual fourth quarter 2022 results at the reporting unit level to assess the Company’s ability to accurately forecast. We evaluated the reasonableness of the Company’s forecasts by comparing to analyst reports.
In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•developing an independent range of long-term growth rate assumptions by reviewing publicly available data and comparable industries and comparing it to the Company’s assumption
•evaluating the discount rate by assessing the methodology used by management and developing an independent assumption for the discount rate
•developing an independent range of the exit multiple assumptions using publicly available data for comparable entities and comparing it to the Company’s assumption utilized in the discounted cash flow analysis
•developing an independent estimate of the fair value of ICG Banking and PBWM United States Personal Banking reporting units using the income and market multiple approaches and comparing the results to the Company’s fair value estimate
•assessing the reasonableness of the market capitalization reconciliation.

/s/ KPMG LLP
We have served as the Company’s auditor since 1969.

New York, New York
February 24, 2023

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME     Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2022	2021	2020
Revenues
Interest revenue	$74,408	$50,475	$58,089
Interest expense	25,740	7,981	13,338
Net interest income	$48,668	$42,494	$44,751
Commissions and fees	$9,175	$13,672	$11,385
Principal transactions	14,159	10,154	13,885
Administration and other fiduciary fees	3,784	3,943	3,472
Realized gains on sales of investments, net	67	665	1,756
Impairment losses on investments:
Impairment losses on investments and other assets	(499)	(206)	(165)
Provision for credit losses on AFS debt securities(1)	5	(3)	(3)
Net impairment losses recognized in earnings	$(494)	$(209)	$(168)
Other revenue	$(21)	$1,165	$420
Total non-interest revenues	$26,670	$29,390	$30,750
Total revenues, net of interest expense	$75,338	$71,884	$75,501
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$4,745	$(3,103)	$15,922
Provision for credit losses on held-to-maturity (HTM) debt securities	33	(3)	7
Provision for credit losses on other assets	76	—	7
Policyholder benefits and claims	94	116	113
Provision for credit losses on unfunded lending commitments	291	(788)	1,446
Total provisions for credit losses and for benefits and claims(2)	$5,239	$(3,778)	$17,495
Operating expenses
Compensation and benefits	$26,655	$25,134	$22,214
Premises and equipment	2,320	2,314	2,333
Technology/communication	8,587	7,828	7,383
Advertising and marketing	1,556	1,490	1,217
Other operating	12,174	11,427	11,227
Total operating expenses	$51,292	$48,193	$44,374
Income from continuing operations before income taxes	$18,807	$27,469	$13,632
Provision for income taxes	3,642	5,451	2,525
Income from continuing operations	$15,165	$22,018	$11,107
Discontinued operations
Income (loss) from discontinued operations	$(272)	$7	$(20)
Benefit for income taxes	(41)	—	—
Income (loss) from discontinued operations, net of taxes	$(231)	$7	$(20)
Net income before attribution of noncontrolling interests	$14,934	$22,025	$11,087
Noncontrolling interests	89	73	40
Citigroup’s net income	$14,845	$21,952	$11,047
Basic earnings per share(3)
Income from continuing operations	$7.16	$10.21	$4.75
Loss from discontinued operations, net of taxes	(0.12)	—	(0.01)
Net income	$7.04	$10.21	$4.74
Weighted average common shares outstanding (in millions)	1,946.7	2,033.0	2,085.8
Diluted earnings per share(3)
Income from continuing operations	$7.11	$10.14	$4.73
Loss from discontinued operations, net of taxes	(0.12)	—	(0.01)
Net income	$7.00	$10.14	$4.72
Adjusted weighted average diluted common shares outstanding (in millions)	1,964.3	2,049.4	2,099.0

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2022	2021	2020
Citigroup’s net income	$14,845	$21,952	$11,047
Add: Citigroup’s other comprehensive income (loss)(1)
Net change in unrealized gains and losses on debt securities, net of taxes(2)	$(5,384)	$(3,934)	$3,585
Net change in debt valuation adjustment (DVA), net of taxes(3)	2,029	232	(475)
Net change in cash flow hedges, net of taxes	(2,623)	(1,492)	1,470
Benefit plans liability adjustment, net of taxes(4)	97	1,012	(55)
Net change in CTA, net of taxes and hedges	(2,471)	(2,525)	(250)
Net change in excluded component of fair value hedges, net of taxes	55	—	(15)
Citigroup’s total other comprehensive income (loss)	$(8,297)	$(6,707)	$4,260
Citigroup’s total comprehensive income	$6,548	$15,245	$15,307
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(58)	$(99)	$26
Add: Net income attributable to noncontrolling interests	89	73	40
Total comprehensive income	$6,579	$15,219	$15,373

(1)     See Note 20.
(2)    See Note 1.
(3)    See Note 25.
(4)    See Note 8.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2022	2021
Assets
Cash and due from banks (including segregated cash and other deposits)	$30,577	$27,515
Deposits with banks, net of allowance	311,448	234,518
Securities borrowed and purchased under agreements to resell (including $239,527 and $216,466 as of December 31, 2022 and 2021, respectively, at fair value), net of allowance	365,401	327,288
Brokerage receivables, net of allowance	54,192	54,340
Trading account assets (including $133,535 and $133,828 pledged to creditors at December 31, 2022 and 2021, respectively)	334,114	331,945
Investments:
Available-for-sale debt securities (including $10,933 and $9,226 pledged to creditors as of December 31, 2022 and 2021, respectively), net of allowance	249,679	288,522
Held-to-maturity debt securities (fair value of which is $243,648 and $216,038 as of December 31, 2022 and 2021, respectively) (includes $— and $1,460 pledged to creditors as of December 31, 2022 and 2021, respectively), net of allowance	268,863	216,963
Equity securities (including $895 and $1,032 as of December 31, 2022 and 2021, respectively, at fair value)	8,040	7,337
Total investments	$526,582	$512,822
Loans:
Consumer (including $237 and $12 as of December 31, 2022 and 2021, respectively, at fair value)	368,067	376,534
Corporate (including $5,123 and $6,070 as of December 31, 2022 and 2021, respectively, at fair value)	289,154	291,233
Loans, net of unearned income	$657,221	$667,767
Allowance for credit losses on loans (ACLL)	(16,974)	(16,455)
Total loans, net	$640,247	$651,312
Goodwill	19,691	21,299
Intangible assets (including MSRs of $665 and $404 as of December 31, 2022 and 2021, respectively, at fair value)	4,428	4,495
Premises and equipment, net of depreciation and amortization	26,253	24,328
Other assets (including $10,658 and $12,342 as of December 31, 2022 and 2021, respectively, at fair value), net of allowance	103,743	101,551
Total assets	$2,416,676	$2,291,413

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2022	2021
Liabilities
Deposits (including $1,875 and $1,666 as of December 31, 2022 and 2021, respectively, at fair value)	$1,365,954	$1,317,230
Securities loaned and sold under agreements to repurchase (including $70,886 and $56,694 as of December 31, 2022 and 2021, respectively, at fair value)	202,444	191,285
Brokerage payables (including $4,439 and $3,575 as of December 31, 2022 and 2021, respectively, at fair value)	69,218	61,430
Trading account liabilities	170,647	161,529
Short-term borrowings (including $6,222 and $7,358 as of December 31, 2022 and 2021, respectively, at fair value)	47,096	27,973
Long-term debt (including $105,995 and $82,609 as of December 31, 2022 and 2021, respectively, at fair value)	271,606	254,374
Other liabilities	87,873	74,920
Total liabilities	$2,214,838	$2,088,741
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 759,800 as of December 31, 2022 and 759,800 as of December 31, 2021, at aggregate liquidation value	$18,995	$18,995
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,669,424 as of December 31, 2022 and 3,099,651,835 as of December 31, 2021	31	31
Additional paid-in capital	108,458	108,003
Retained earnings	194,734	184,948
Treasury stock, at cost: 1,162,682,999 shares as of December 31, 2022 and 1,115,296,641 shares as of December 31, 2021	(73,967)	(71,240)
Accumulated other comprehensive income (loss) (AOCI)	(47,062)	(38,765)
Total Citigroup stockholders’ equity	$201,189	$201,972
Noncontrolling interests	649	700
Total equity	$201,838	$202,672
Total liabilities and equity	$2,416,676	$2,291,413

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2022	2021	2020	2022	2021	2020
Preferred stock at aggregate liquidation value
Balance, beginning of year	$18,995	$19,480	$17,980	760	779	719
Issuance of new preferred stock	—	3,300	3,000	—	132	120
Redemption of preferred stock	—	(3,785)	(1,500)	—	(151)	(60)
Balance, end of year	$18,995	$18,995	$19,480	760	760	779
Common stock and additional paid-in capital (APIC)
Balance, beginning of year	$108,034	$107,877	$107,871	3,099,652	3,099,633	3,099,603
Employee benefit plans	455	85	5	17	19	30
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	—	25	(4)	—	—	—
Other	—	47	5	—	—	—
Balance, end of year	$108,489	$108,034	$107,877	3,099,669	3,099,652	3,099,633
Retained earnings
Balance, beginning of year	$184,948	$168,272	$165,369
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	—	—	(3,076)
Variable post-charge-off third-party collection costs	—	—	330
Adjusted balance, beginning of year	$184,948	$168,272	$162,623
Citigroup’s net income	14,845	21,952	11,047
Common dividends(2)	(4,028)	(4,196)	(4,299)
Preferred dividends	(1,032)	(1,040)	(1,095)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	1	(40)	(4)
Balance, end of year	$194,734	$184,948	$168,272
Treasury stock, at cost
Balance, beginning of year	$(71,240)	$(64,129)	$(61,660)	(1,115,297)	(1,017,544)	(985,480)
Employee benefit plans(3)	523	489	456	8,190	7,745	8,676
Treasury stock acquired(4)	(3,250)	(7,600)	(2,925)	(55,576)	(105,498)	(40,740)
Balance, end of year	$(73,967)	$(71,240)	$(64,129)	(1,162,683)	(1,115,297)	(1,017,544)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(38,765)	$(32,058)	$(36,318)
Citigroup’s total other comprehensive income (loss)	(8,297)	(6,707)	4,260
Balance, end of year	$(47,062)	$(38,765)	$(32,058)
Total Citigroup common stockholders’ equity	$182,194	$182,977	$179,962	1,936,986	1,984,355	2,082,089
Total Citigroup stockholders’ equity	$201,189	$201,972	$199,442
Noncontrolling interests
Balance, beginning of year	$700	$758	$704
Transactions between Citigroup and the noncontrolling-interest shareholders	(34)	(10)	(4)
Net income attributable to noncontrolling-interest shareholders	89	73	40
Distributions paid to noncontrolling-interest shareholders	(51)	(10)	(2)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(58)	(99)	26
Other	3	(12)	(6)
Net change in noncontrolling interests	$(51)	$(58)	$54
Balance, end of year	$649	$700	$758
Total equity	$201,838	$202,672	$200,200
(1)    See Note 1 for additional details.
(2)    Common dividends declared were $0.51 per share in the first, second, third and fourth quarters of 2022, 2021 and 2020.

(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2022	2021	2020
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$14,934	$22,025	$11,087
Net income attributable to noncontrolling interests	89	73	40
Citigroup’s net income	$14,845	$21,952	$11,047
Income (loss) from discontinued operations, net of taxes	(231)	7	(20)
Income from continuing operations—excluding noncontrolling interests	$15,076	$21,945	$11,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	(762)	700	—
Depreciation and amortization	4,262	3,964	3,937
Deferred income taxes	(1,141)	1,413	(2,333)
Provisions for credit losses on loans and unfunded lending commitments	5,036	(3,891)	17,368
Realized gains from sales of investments	(67)	(665)	(1,756)
Impairment losses on investments and other assets	499	206	165
Goodwill impairment	535	—	—
Change in trading account assets	(2,273)	43,059	(98,997)
Change in trading account liabilities	9,118	(6,498)	48,133
Change in brokerage receivables net of brokerage payables	7,936	1,412	(3,066)
Change in loans held-for-sale (HFS)	4,421	(3,809)	1,202
Change in other assets	(4,992)	(2,139)	(1,012)
Change in other liabilities	5,343	6,839	558
Other, net(2)	(17,922)	(15,446)	1,246
Total adjustments	$9,993	$25,145	$(34,555)
Net cash provided by (used in) operating activities of continuing operations(2)	$25,069	$47,090	$(23,488)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(38,113)	$(32,576)	$(43,390)
Change in loans	(16,591)	(1,173)	14,249
Proceeds from sales and securitizations of loans	4,709	2,918	1,495
Proceeds from divestitures(1)	5,741	—	—
Available-for-sale (AFS) debt securities(3)
Purchases of investments(2)	(218,747)	(205,980)	(306,801)
Proceeds from sales of investments	79,687	125,895	144,035
Proceeds from maturities of investments	140,934	120,936	110,941
Held-to-maturity (HTM) debt securities(3)
Purchases of investments	(42,903)	(136,450)	(25,586)
Proceeds from maturities of investments	12,188	21,164	15,215
Capital expenditures on premises and equipment and capitalized software	(5,632)	(4,119)	(3,446)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	63	190	50
Other, net(2)	(791)	(1,551)	793
Net cash used in investing activities of continuing operations(2)	$(79,455)	$(110,746)	$(92,445)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,003)	$(5,198)	$(5,352)
Issuance of preferred stock	—	3,300	2,995
Redemption of preferred stock	—	(3,785)	(1,500)
Treasury stock acquired	(3,250)	(7,601)	(2,925)
Stock tendered for payment of withholding taxes	(344)	(337)	(411)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2022	2021	2020
Change in securities loaned and sold under agreements to repurchase	$11,159	$(8,240)	$33,186
Issuance of long-term debt	104,748	70,658	76,458
Payments and redemptions of long-term debt	(57,085)	(74,950)	(63,402)
Change in deposits	68,415	44,966	210,081
Change in short-term borrowings	19,123	(1,541)	(15,535)
Net cash provided by financing activities of continuing operations	$137,763	$17,272	$233,595
Effect of exchange rate changes on cash and due from banks	$(3,385)	$(1,198)	$(1,966)
Change in cash, due from banks and deposits with banks	79,992	(47,582)	115,696
Cash, due from banks and deposits with banks at beginning of year	262,033	309,615	193,919
Cash, due from banks and deposits with banks at end of year	$342,025	$262,033	$309,615
Cash and due from banks (including segregated cash and other deposits)	$30,577	$27,515	$26,349
Deposits with banks, net of allowance	311,448	234,518	283,266
Cash, due from banks and deposits with banks at end of year	$342,025	$262,033	$309,615
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$3,733	$4,028	$4,797
Cash paid during the year for interest	22,615	7,143	12,094
Non-cash investing activities(1)(4)
Transfer of investment securities from AFS to HTM	$21,688	$—	$—
Decrease in net loans associated with divestitures reclassified to HFS	16,956	9,945	—
Decrease in goodwill associated with divestitures reclassified to HFS	876	—	—
Transfers to loans HFS (Other assets) from loans	5,582	7,414	2,614
Non-cash financing activities(1)
Decrease in long-term debt associated with divestitures reclassified to HFS	$—	$479	$—
Decrease in deposits associated with divestitures reclassified to HFS	19,691	8,407	—

(1)    See Note 2 for further information on significant disposals.
(2)    See “Statement of Cash Flows” in Note 1.
(3)    Citi has revised the Consolidated Statement of Cash Flows to present purchases of investments, sales of investments and proceeds from maturities of investments separately between AFS debt securities and HTM debt securities. Citi had no sales of HTM debt securities during the periods presented.
(4)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 28 for more information and balances as of December 31, 2022 and 2021, respectively.

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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities in which the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less-than-20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 22, Citigroup also consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings and other investments are included in Other revenue.

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
All entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810. See Note 22 for more detailed information.

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign exchange rates. The effects of those translation adjustments are reported in Accumulated other comprehensive income (loss) (AOCI), a component of stockholders’ equity, net of any related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign entity, at which point such amounts are reclassified into earnings. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates.
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
Investment securities not measured at fair value through earnings include (i) debt securities held in HTM or AFS, (ii) equity securities accounted for under the Measurement Alternative or equity method, (iii) Federal Reserve Bank and Federal Home Loan Bank stock and (iv) certain exchange memberships. These securities are subject to evaluation for impairment as described in Note 15 for HTM securities and in Note 13 for AFS, Measurement Alternative and equity method investments. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.
The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 25.

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

Trading Account Assets and Liabilities
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition, as described in Note 26, certain assets that Citigroup has elected to carry at fair value under the fair value option, such as loans and purchased guarantees, are also included in Trading account assets.
Trading account liabilities include securities sold, not yet purchased (short positions) and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value (as described in Note 26).
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
Physical commodities inventory is carried at the lower of cost or market with related losses reported in Principal transactions, except when included in a hedging relationship. Realized gains and losses on sales of commodities inventory are included in Principal transactions. Investments in unallocated precious metals accounts (gold, silver, platinum and palladium) are accounted for as hybrid instruments containing a debt host contract and an embedded non-financial derivative instrument indexed to the price of the relevant precious metal. The embedded derivative instrument and debt host contract are carried at fair value under the fair value option, as described in Note 26.
Derivatives used for trading purposes include interest rate, currency, equity, credit and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC Topic 210-20, Balance Sheet—Offsetting, are met. See Note 23.
The Company uses a number of techniques to determine the fair value of trading assets and liabilities, which are described in Note 25.

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions do not constitute a sale of the underlying securities for accounting purposes and are treated as collateralized financing transactions. Such transactions are recorded at the amount of proceeds advanced or received plus accrued interest. As described in Note 26, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Fees received or paid for all securities borrowing and lending transactions are recorded in Interest revenue or Interest expense at the contractually specified rate.
Where the conditions of ASC 210-20-45-1, Balance
Sheet—Offsetting: Right of Setoff Conditions, are met, securities borrowing and lending transactions are presented net on the Consolidated Balance Sheet.
The Company monitors the fair value of securities borrowed or loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
As described in Note 25, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) do not constitute a sale (or purchase) of the underlying securities for accounting purposes and are treated as collateralized financing transactions. As described in Note 26, the Company has elected to apply fair value accounting to certain portions of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
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
As described in Note 25, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Loans
Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs, except for credit card receivable balances, which include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.
As described in Note 26, Citi has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.
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

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Personal Banking and Wealth Management and Legacy Franchises businesses (except Mexico SBMM loans).

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

Corporate Loans
Corporate loans represent loans and leases managed by Institutional Clients Group (ICG) and the Mexico SBMM component of Legacy Franchises. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days past due and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.
Impaired corporate loans and leases are written down to the extent that principal is deemed to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are carried at the lower of amortized cost or collateral value. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Loans Held-for-Sale
Corporate and consumer loans that have been identified for sale are classified as loans HFS and included in Other assets. The practice of Citi’s U.S. prime mortgage business has been to sell substantially all of its conforming loans. As such, U.S. prime mortgage conforming loans are classified as HFS and the fair value option is elected at origination, with changes in fair value recorded in Other revenue. With the exception of those loans for which the fair value option has been elected, HFS loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans HFS. Gains and losses on loans HFS are generally presented in Other revenue. Gains on sales of fully or partially charged-off loans are presented as gross credit recoveries in the Provision for credit losses up to the amount of prior charge-offs.

Allowances for Credit Losses (ACL)
Commencing January 1, 2020, Citi adopted ASC 326, Financial Instruments—Credit Losses, using the methodologies described below.
The current expected credit losses (CECL) methodology is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable (R&S) forecasts that affect the collectability of the reported financial asset balances. If the asset’s life extends beyond the R&S forecast period, then historical experience is considered over the remaining life of the assets in the ACL. The resulting ACL is adjusted in each subsequent reporting period through Provisions for credit losses in the Consolidated Statement of Income to reflect changes in history, current conditions and forecasts as well as changes in asset positions and portfolios. ASC 326 defines the ACL as a valuation account that is deducted from the amortized cost of a financial asset to present the net amount that management expects to collect on the financial asset over its expected life. All financial assets carried at amortized cost are in the scope of ASC 326, while assets measured at fair value are excluded. See Note 13 for a discussion of impairment on available-for-sale (AFS) securities.
Increases and decreases to the allowances are recorded in Provisions for credit losses. The CECL methodology utilizes a lifetime expected credit loss (ECL) measurement objective for the recognition of credit losses for held-for-investment (HFI) loans, held-to-maturity (HTM) debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. Within the life of a loan or other financial asset, the methodology generally results in the earlier recognition of the provision for credit losses and the related ACL than under the prior probable incurred loss model.
Estimation of ECLs requires Citi to make assumptions regarding the likelihood and severity of credit loss events and their impact on expected cash flows, which drive the probability of default (PD), loss given default (LGD) and exposure at default (EAD) models and, where Citi discounts the ECL, using discounting techniques for certain products.
Citi considers a multitude of global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL. Under the base macroeconomic forecast as of 4Q22, U.S. real GDP growth is expected to decline during 2023, and the unemployment rate is expected to increase modestly over the forecast horizon, broadly returning to pre-pandemic levels.
The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration key macroeconomic drivers of the ACL, severity of the scenario and other macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a more severe recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 2.9% in the second quarter of 2024. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2023 of 2.4%, with a peak quarter-over-quarter difference of 3.3% in the second quarter of 2023.

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
•For unconditionally cancelable accounts (generally credit cards), reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable. Reserves are included for undrawn commitments for accounts that are not unconditionally cancelable (such as letters of credit and corporate loan commitments, home equity lines of credit (HELOCs), undrawn mortgage loan commitments and financial guarantees).
•CECL models are designed to be economically sensitive. They utilize the macroeconomic forecasts provided by Citi’s enterprise scenario group that are approved by senior management. Analysis is performed and documented to determine the necessary qualitative management adjustment (QMA) to capture idiosyncratic events and model uncertainty.
•The portion of the forecast that reflects the enterprise scenario group’s R&S period indicates the maximum length of time its models can produce a R&S macroeconomic forecast, after which mean reversion reflecting historical loss experience is used for the remaining life of the loan to estimate expected credit losses. For the loss forecast, businesses consume the macroeconomic forecast as determined to be appropriate and justifiable.

Citi’s ability to forecast credit losses over the R&S period is based on the ability to forecast economic activity over a reasonable and supportable time window. The R&S period reflects the overall ability to have a reasonable and supportable forecast of credit loss based on economic forecasts.

•The loss models consume all or a portion of the R&S economic forecast and then revert to historical loss experience. The R&S forecast period for consumer and corporate loans is eight quarters.
•The ACL incorporates provisions for accrued interest on products that are not subject to a non-accrual and timely write-off policy (e.g., credit cards, etc.).
•The reserves for TDRs are calculated using a method that considers discounted cash flows and appropriate macroeconomic forecast data for the exposure type. For
TDR loans that are collateral dependent, the ACL is based on the fair value of the collateral.
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

Quantitative and Qualitative Components of the ACL
The loss likelihood and severity models use both internal and external information and are sensitive to forecasts of different macroeconomic conditions. For the quantitative component, Citi uses multiple macroeconomic scenarios and associated probabilities to estimate the ECL. Estimates of these ECLs are based upon (i) Citigroup’s internal system of credit risk ratings, (ii) historical default and loss data, including comprehensive internal history and rating agency information regarding default rates and internal data on the severity of losses in the event of default, and (iii) a R&S forecast of future macroeconomic conditions. ECL is determined primarily by utilizing models for the borrowers’ PD, LGD and EAD. Adjustments may be made to this data, including (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans and the degree to which there are large obligor concentrations in the global portfolio, and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
Any adjustments needed to the modeled expected losses in the quantitative calculations are addressed through a qualitative adjustment. The qualitative adjustment considers, among other things: certain portfolio characteristics and concentrations; collateral coverage; model limitations; idiosyncratic events; and other relevant criteria under banking supervisory guidance for the ACL. The qualitative adjustment also reflects the estimated impact of the pandemic on the economic forecasts and the impact on credit loss estimates. The total ACL is composed of the quantitative and qualitative components. Citi's qualitative component declined year-over-year, primarily driven by the incorporation of multiple macroeconomic scenarios in the quantitative component and releases of COVID-19–related uncertainty reserves as the portfolio continues to normalize toward pre-pandemic levels and as these risks are captured in the quantitative component of the ACL. See “Accounting Changes” below for information about how the calculation of the quantitative component of the ACL changed in 2022.

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
Citi does not establish reserves for the uncollectible accrued interest on non-revolving consumer products, such as mortgages and installment loans, which are subject to a non-accrual and timely write-off policy at 90 days past due. As such, only the principal balance is subject to the CECL reserve methodology and interest does not attract a further reserve. Deferred origination costs and fees related to new credit card account originations are amortized within a 12-month period, and an ACL is provided for components in the scope of the ASC.
Separate valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified in a TDR. Long-term modification programs, and short-term (less than 12 months) modifications that provide concessions (such as interest rate reductions) to borrowers in financial difficulty, are reported as TDRs. In addition, loan modifications that involve a trial period are reported as TDRs at the start of the trial period. The ACL for TDRs is determined using a discounted cash flow (DCF) approach. When a DCF approach is used, the initial allowance for ECLs is calculated as the expected contractual cash flows discounted at the loan’s original effective interest rate. DCF techniques are applied for consumer loans only if they are classified as TDR loan exposures.
For credit cards, Citi uses the payment rate approach, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance (CECL balance) in the estimation of EAD. The payment rate approach uses customer payment behavior (payment rate) to establish the portion of the CECL balance that will be paid each month. These payment rates are defined as the percentage of principal payments received in the respective month divided by the prior month’s billed principal balance. The liquidation (CECL payment) amount for each forecast period is determined by multiplying the CECL balance by that period’s forecasted payment rate. The cumulative sum of these payments less the CECL balance produces the balance liquidation curve. Citi does not apply a non-accrual policy to credit card receivables; rather, they are subject to full charge-off at 180 days past due or bankruptcy. As such, the entire customer balance up until write-off, including accrued interest and fees, is subject to the CECL reserve methodology.

Corporate Loans, HTM Securities and Other assets
Citi records allowances for credit losses on all financial assets carried at amortized cost that are in the scope of CECL, including corporate loans classified as HFI, HTM debt securities and Other assets. Discounting techniques are applied for corporate loans classified as HFI and HTM securities and non-accrual/TDR loan exposures. All cash flows are fully discounted to the reporting date. The ACL includes Citi’s estimate of all credit losses expected to be incurred over the estimated full contractual life of the financial asset. The contractual life of the financial asset does not include expected extensions, renewals or modifications, except for instances where the Company reasonably expects to extend the tenor of the financial asset pursuant to a future TDR. Where Citi has an unconditional option to extend the contractual term, Citi does not consider the potential extension in determining the contractual term; however, where the borrower has the sole right to exercise the extension option without Citi’s approval, Citi does consider the potential extension in determining the contractual term. The decrease in credit losses under CECL at the date of adoption on January 1, 2020, compared with the prior incurred loss methodology, was largely due to more precise contractual maturities that resulted in shorter remaining tenors, the incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.
The Company primarily bases its ACL on models that assess the likelihood and severity of credit events and their impact on cash flows under R&S forecasted economic scenarios. Allowances consider the probability of the borrower’s default, the loss the Company would incur upon default and the borrower’s exposure at default. Such models discount the present value of all future cash flows, using the asset’s effective interest rate (EIR). Citi applies a more simplified approach based on historical loss rates to certain exposures recorded in Other assets and certain loan exposures in the private bank within Consumer loans.
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

Secured Financing Transactions
Most of Citi’s reverse repurchase agreements, securities borrowing arrangements and margin loans require that the borrower continually adjust the amount of the collateral securing Citi’s interest, primarily resulting from changes in the fair value of such collateral. In such arrangements, ACLs are recorded based only on the amount by which the asset’s amortized cost basis exceeds the fair value of the collateral. No ACLs are recorded where the fair value of the collateral is equal to or exceeds the asset’s amortized cost basis, as Citi does not expect to incur credit losses on such well-collateralized exposures. For certain margin loans presented in Loans on the Consolidated Balance Sheet, ACLL is estimated using the same approach as corporate loans.

Accrued Interest
CECL permits entities to make an accounting policy election not to reserve for interest, if the entity has a policy in place that will result in timely reversal or write-off of interest. However, when a non-accrual or timely charge-off policy is not applied, an ACL is recognized on accrued interest at 90 days past due. For HTM debt securities, Citi established a non-accrual policy that results in timely write-off of accrued interest. For corporate loans, where a timely charge-off policy is used, Citi has elected to recognize an ACL on accrued interest receivable. The LGD models for corporate loans include an adjustment for estimated accrued interest.

Reasonably Expected TDRs
For corporate loans, the reasonable expectation of the TDR concept requires that the contractual life over which ECLs are estimated be extended when a TDR that results in a tenor extension is reasonably expected. Reasonably expected TDRs are included in the life of the asset. A discounting technique or collateral-dependent practical expedient is used for non-accrual and TDR loan exposures that do not share risk characteristics with other loans and are individually assessed. Loans modified in accordance with the CARES Act and bank regulatory guidance are not classified as TDRs.

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

Reserve Estimates and Policies
Management provides reserves for an estimate of lifetime ECLs in the funded loan portfolio on the Consolidated Balance Sheet in the form of an ACL. These reserves are established in accordance with Citigroup’s credit reserve policies, as approved by the Audit Committee of the Citigroup Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with risk management and finance representatives for each applicable business area. Applicable business areas include those having classifiably managed portfolios, where internal credit risk ratings are assigned (primarily ICG) and delinquency-managed portfolios (primarily PBWM) or modified consumer loans, where concessions were granted due to the borrowers’ financial difficulties. The aforementioned representatives for these business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data discussed below.

Estimated Credit Losses for Portfolios of Performing Exposures
Risk management and finance representatives who cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each product within each geographic region in which these portfolios exist. This evaluation process is subject to numerous estimates and judgments.
Risk management and finance representatives who cover business areas with classifiably managed portfolios present their recommended reserve balances based on the frequency of default, risk ratings, loss recovery rates, size and diversity of individual large credits, and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance.

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
For additional information on the Company’s MSRs, see Notes 16 and 21.

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
Additional information on Citi’s goodwill impairment testing can be found in Note 16.

Intangible Assets
Intangible assets—including core deposit intangibles, present value of future profits, purchased credit card relationships, credit card contract-related intangibles, other customer relationships and other intangible assets, but excluding MSRs—are amortized over their estimated useful lives. Credit card contract-related intangibles include fixed and unconditional costs incurred to renew or extend the contract with a card partner. In estimating the useful life of a credit card contract-related intangible, the Company considers the probability of contract renewal or extension to determine the period that the asset is expected to contribute future cash flows. Intangible assets that are deemed to have indefinite useful lives, primarily trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Premises and Equipment
Premises and equipment includes lease right-of-use assets, property and equipment (including purchased and developed software), net of depreciation and amortization. Substantially all lease right-of-use assets are amortized on a straight-line basis over the lease term, and substantially all property and equipment is depreciated or amortized on a straight-line basis over the useful life of the asset.

Other Assets and Other Liabilities
Other assets include, among other items, loans HFS, deferred tax assets, equity method investments, interest and fees receivable, repossessed assets, other receivables, and assets from businesses classified as HFS that are reclassified from other balance sheet line items. Other liabilities include, among other items, accrued expenses, lease liabilities, deferred tax liabilities, reserves for legal claims and legal fee accruals, taxes, unfunded lending commitments, repositioning reserves, other payables, and liabilities from businesses classified as HFS that are reclassified from other balance sheet line items. Legal fee accruals are recognized as incurred.

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

Debt
Short-term borrowings and Long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments (including certain structured notes) at fair value, or debt that is in a fair value hedging relationship. Premiums, discounts and issuance costs on long-term debt accounted for at amortized cost are amortized over the contractual term using the effective interest method.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale, (i) the assets must be legally isolated from the Company, even in bankruptcy or other receivership, (ii) the purchaser must have the right to pledge or sell the assets transferred (or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities through the issuance of beneficial interests and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell or pledge their beneficial interests) and (iii) the Company may not have an option or obligation to reacquire the assets.
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
See Note 22 for further discussion.

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
See Note 23 for a further discussion of the Company’s hedging and derivative activities.

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

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans (which are accrued on a current basis), contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits. For its most significant pension and postretirement benefit plans (Significant Plans), Citigroup measures and discloses plan obligations, plan assets and periodic plan expense quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis is reflected in Accumulated other comprehensive income (loss) and periodic plan expense. All other plans (All Other Plans) are remeasured annually. Benefits earned during the year are reported in Compensation and benefits expenses and all other components of the net annual benefit cost are reported in Other operating expenses in the Consolidated Statement of Income. See Note 8.

Stock-Based Compensation
The Company recognizes compensation expense related to stock awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by actual forfeitures as they occur. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement-eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated compensation expense fluctuates with changes in Citigroup’s common stock price. See Note 7.

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
Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or, may be settled with the taxing authority upon examination or audit. The Company treats interest and penalties on income taxes as a component of Income tax expense.
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
See Note 9 for a further description of the Company’s tax provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions
Commissions and fees revenues are recognized in income when earned. Underwriting revenues are recognized in income typically at the closing of the transaction. Principal transactions revenues are recognized in income on a trade-date basis. See Note 5 for a description of the Company’s revenue recognition policies for Commissions and fees, and Note 6 for details of Principal transactions revenue.

Earnings per Share
Earnings per share (EPS) is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. Undistributed earnings are calculated after deducting preferred stock dividends, any issuance cost incurred at the time of issuance of redeemed preferred stock and dividends paid and accrued to common stocks and RSU/DSA share awards. Citi grants restricted and deferred share awards under its shares-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Company’s common stock. These unvested awards meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities and are not included in computing basic EPS.
Diluted EPS incorporates the potential impact of contingently issuable shares, stock options and awards which require future service as a condition of delivery of the underlying common stock. Anti-dilutive options and warrants are disregarded in the EPS calculations. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Participating securities are not included as incremental shares in computing diluted EPS.

Use of Estimates
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related Notes. Such estimates are used in connection with certain fair value measurements. See Note 25 for further discussions on estimates used in the determination of fair value. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for probable losses that may arise from credit-related exposures, probable and estimable losses related to litigation and regulatory proceedings, and income taxes. While management makes its best judgment, actual amounts or results could differ from those estimates.

Cash Equivalents and Restricted Cash Flows
Cash equivalents are defined as those amounts included in Cash and due from banks and Deposits with banks. Certain cash balances are restricted by regulatory or contractual requirements. See Note 27 for additional information on restricted cash.

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

ACCOUNTING CHANGES

Reference Rate Reform
On December 21, 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In 2021, the U.K. Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The extension allows Citi to transition its remaining contracts and maintain hedge accounting. The ASU was adopted by Citi upon issuance and did not impact financial results in 2022.

Voluntary Change in Goodwill Impairment Assessment Date
During 2022, the Company voluntarily changed its annual goodwill impairment assessment date from July 1 to October 1. See Note 16 for additional information.

Multiple Macroeconomic Scenarios-Based ACL Approach
During the second quarter of 2022, Citi refined its ACL methodology to utilize multiple macroeconomic scenarios to estimate its allowance for credit losses. The ACL was previously estimated using a combination of a single base-case forecast scenario as part of its quantitative component and a component of its qualitative management adjustment that reflects economic uncertainty from downside macroeconomic scenarios. As a result of this change, Citi now explicitly incorporates multiple macroeconomic scenarios—base, upside, and downside—and associated probabilities in the quantitative component when estimating its ACL, while still retaining certain of its qualitative management adjustments.
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

January 1, 2020 CECL Transition (Day 1) Impact
The CECL methodology’s impact on expected credit losses, among other things, reflects Citi’s view of the current state of the economy, forecasted macroeconomic conditions and quality of Citi’s portfolios. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to Citi was an approximate $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the Allowance for credit losses for Citi’s consumer exposures, primarily driven by the impact on credit card receivables of longer estimated tenors under the CECL lifetime expected credit loss methodology (loss coverage of approximately 23 months) compared to shorter estimated tenors under the probable loss methodology under prior U.S. GAAP (loss coverage of approximately 14 months), net of recoveries, and (ii) a release of $0.8 billion of reserves primarily related to Citi’s corporate net loan loss exposures, largely due to more precise contractual maturities that result in shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.

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

In the fourth quarter of 2020, Citi revised the second quarter of 2020 accounting conclusion from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which required an adjustment to opening retained earnings rather than net income, with retrospective application to the earliest period presented. Citi considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 270, Interim Reporting; ASC Topic 250-S99-1, Assessing Materiality; and ASC Topic 250-S99-23, Accounting Changes Not Retroactively Applied Due to Immateriality, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Citi believes that the effects of the revisions were not material to any previously reported quarterly or annual period. As a result, Citi’s full-year and quarterly results were revised to reflect this change as if it were effective as of January 1, 2020 (impacts to 2018 and 2019 were de minimis). Accordingly, Citi recorded an increase to its beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million to its ACL. Further, Citi recorded a decrease of $18 million to its provisions for credit losses on loans in the first quarter of 2020 and an increase of $339 million and $122 million to its provisions for credit losses on loans in the second and third quarters of 2020, respectively. In addition, Citi’s operating expenses increased by $49 million and $45 million, with a corresponding decrease in net credit losses, in the first and second quarters of 2020, respectively. As a result of these changes, Citi’s net income for the year ended December 31, 2020 was $330 million lower, or $0.16 per share lower, than under the previous presentation as a change in accounting estimate effected by a change in accounting principle.

Statement of Cash Flows
In the fourth quarter of 2022, Citi identified that certain 2021 and 2020 cash flows related to purchases of short-term negotiable certificates of deposit (NCD) and maturities of long-term NCDs were misclassified between purchases and maturities of AFS securities within investing activities and cash flows from operating activities, based on its accounting policy during those periods. As such, Citi revised its 2021 and 2020 cash flows within its 2022 Consolidated Statement of Cash Flows, as follows:

	2021			2020
In millions of dollars	As reported	Revision	As revised	As reported	Revision	As revised
Other, net	$(1,287)	$(16,115)	$(17,402)	$4,113	$(2,897)	$1,216
Impact to cash from (used in) operating activities		(16,115)			(2,897)
AFS purchases	(222,095)	16,115	(205,980)	(307,771)	970	(306,801)
AFS maturities	120,936	—	120,936	109,014	1,927	110,941
Impact to cash from (used in) investing activities		16,115			2,897

After the revision, there were ($2) billion and ($30) million of net NCD cash flows presented within operating activities for 2021 and 2020, respectively. Citi evaluated the effect of the revision, both qualitatively and quantitatively, and concluded that the impact of the revision was not material.
Subsequently, in the fourth quarter of 2022, Citi voluntarily changed its policy to instead present all short-term NCD cash flows in cash flows from investing activities within Other, net. Although immaterial, Citi has adjusted both 2021 and 2020 cash flows within the 2022 Consolidated Statement of Cash Flows in accordance with this change in presentation. After considering the impact of the revision described above, the impact of the change in presentation resulted in immaterial increases in cash flows from operating activities and corresponding decreases in cash flows from investing activities of $2 billion and $30 million in 2021 and 2020, respectively.

FUTURE ACCOUNTING CHANGES

TDRs and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Citi adopted the ASU on January 1, 2023. The ASU eliminates the accounting and disclosure requirements for TDRs, including the requirement to measure the ACLL for TDRs using a discounted cash flow (DCF) approach. Citi adopted the guidance on the recognition and measurement of TDRs under the modified retrospective approach. Upon adoption, Citi discontinued the use of a DCF approach for consumer loans formerly considered TDRs. Beginning January 1, 2023, Citi measured the ACLL for all consumer loans under approaches that do not incorporate discounting, primarily utilizing models that consider the borrowers’ probability of default, loss given default and exposure at default. This change resulted in a decrease to the ACLL and deferred tax assets of approximately $350 million and $100 million, respectively, and an increase to retained earnings and other assets of approximately $300 million and $50 million, respectively, on January 1, 2023. The ACLL for corporate loans was unaffected because the measurement approach used for corporate loans is not in the scope of this ASU.
The ASU also requires disclosure of modifications of loans to borrowers experiencing financial difficulty if the modification involves principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension or a combination of those types of modifications. In addition, the ASU requires the disclosure of current-period gross write-offs by year of loan origination (vintage). The amendments related to disclosures are required to be applied prospectively beginning as of the date of adoption. Citi will present the new disclosures for periods beginning on and after January 1, 2023.

Fair Value Hedging—Portfolio Layer Method
In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, intended to better align hedge accounting with an organization’s risk management strategies. Specifically, the guidance expands the current single-layer method to allow multiple hedge layers of a single closed portfolio of qualifying assets, which include both prepayable and non-prepayable assets. Upon the adoption of the guidance, entities may elect to reclassify securities held-to-maturity to the available-for-sale category provided that the reclassified securities are designated in a portfolio hedge. Coincident with the adoption of this ASU, on January 1, 2023, Citi transferred HTM mortgage-backed securities with an amortized cost and fair value of approximately $3.3 billion and $3.4 billion, respectively, into AFS as permitted under the guidance, and hedged them under the portfolio layer method.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-3, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU was issued to address diversity in practice whereby certain entities included the impact of contractual restrictions when valuing equity securities, and it clarifies that a contractual restriction on the sale of an equity security should not be considered part of the unit of account of the equity security and, therefore, should not be considered in measuring fair value. The ASU also includes requirements for entities to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions.
The ASU is to be adopted on a prospective basis and will be effective for Citi on January 1, 2024, although early adoption is permitted. Adoption of the accounting standard is not expected to have an impact on Citi’s operating results or financial position, as the Company excludes such restrictions when valuing equity securities.
Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the existing recognition, measurement, presentation and disclosures for long-duration contracts issued by an insurance entity. Specifically, the guidance (i) improves the timeliness of recognizing changes in the liability for future policy benefits and prescribes the rate used to discount future cash flows for long-duration insurance contracts, (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (iii) simplifies the amortization of deferred acquisition costs and (iv) introduces additional quantitative and qualitative disclosures. Citi has certain insurance subsidiaries, primarily in Mexico, that issue long-duration insurance contracts such as traditional life insurance policies and life-contingent annuity contracts that are impacted by the requirements of ASU 2018-12.
The effective date of ASU 2018-12 was deferred for all insurance entities by ASU 2019-09, Finance Services—Insurance: Effective Date (issued in October 2019) and by ASU 2020-11, Financial Services—Insurance: Effective Date and Early Application (issued in November 2020). Citi adopted the targeted improvements in ASU 2018-12 on January 1, 2023. There was no material impact to Citi’s financial position upon adoption, and Citi expects no material impact to its results of operations as a result of adopting the amendments.

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

In millions of dollars	2022	2021	2020
Total revenues, net of interest expense	$(260)	$—	$—
Income (loss) from discontinued operations	$(272)	$7	$(20)
Benefit for income taxes	(41)	—	—
Income (loss) from discontinued operations, net of taxes	$(231)	$7	$(20)

During 2022, the Company settled certain liabilities related to its legacy consumer operation in the U.K. (the legacy operation), including an indemnification liability related to its sale of the Egg Banking business in 2011, which led to the substantial liquidation of the legacy operation. As a result, a CTA loss (net of hedges) in AOCI of approximately $400 million pretax ($345 million after-tax) related to the legacy operation was released to earnings in 2022. Out of the total CTA release, a $260 million pretax loss ($221 million after-tax loss) was attributable to the Egg Banking business noted above, reported in Discontinued operations and, therefore, the corresponding CTA release was also reported in Discontinued operations during 2022. The remaining CTA release of a $140 million pretax loss ($124 million after-tax loss) related to Legacy Holdings Assets was reported as part of Continuing operations within Legacy Franchises.
While the legacy operation was divested in multiple sales over the years, each transaction did not result in substantial liquidation given that Citi retained certain liabilities noted above, which were gradually settled over time until reaching the point of substantial liquidation during 2022, triggering the release of the CTA loss to earnings.

Cash flows from Discontinued operations were not material for any period presented.

Significant Disposals
As of December 31, 2022, Citi had entered into sale agreements for nine consumer banking businesses within Legacy Franchises. Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, and Bahrain, Malaysia and Thailand each closed in the fourth quarter of 2022. Entry of sale agreements for the other four consumer banking businesses has resulted in the reclassification to HFS on the Consolidated Balance Sheet of approximately $20 billion in assets within Other assets, including approximately $12 billion of loans (net of allowance of $164 million), and approximately $17 billion in liabilities within Other liabilities, including approximately $16 billion in deposits. Of the nine sale agreements, the five below were identified as significant disposals as of December 31, 2022. The Taiwan and India sales have yet to close and are subject to regulatory approvals and other closing conditions, as are the potential sales of the Poland and Mexico consumer banking businesses.

December 31, 2022
In millions of dollars			Assets						Liabilities
Consumer banking business in	Sale agreement date	Expected close	Cash and deposits with banks	Loans(1)	Goodwill	Other assets, advances to/from subsidiaries	Other assets	Total assets	Deposits	Long-term debt	Other liabilities	Total liabilities
Australia(2)	8/9/21	closed 6/1/2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Philippines(3)	12/23/21	closed 8/1/2022	—	—	—	—	—	—	—	—	—	—
Thailand(4)	1/14/22	closed 11/1/2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Taiwan(5)	1/28/22	second half 2023	123	7,865	202	4,758	198	13,146	10,049	—	237	10,286
India(5)	3/30/22	first half 2023	25	3,423	329	1,924	114	5,815	5,266	—	204	5,470

	Income (loss) before taxes(6)
In millions of dollars	2022	2021	2020
Australia(2)	$193	$306	$181
Philippines(3)	72	145	42
Thailand(4)	122	139	93
Taiwan	140	282	311
India	194	213	117

(1)    Loans, net of allowance as of December 31, 2022 includes $64 million and $37 million for Taiwan and India, respectively.
(2)    On June 1, 2022, Citi completed the sale of its Australia consumer banking business, which was part of Legacy Franchises. The business had approximately $9.4 billion in assets, including $9.3 billion of loans (net of allowance of $140 million) and excluding goodwill. The total amount of liabilities was $7.3 billion including $6.8 billion in deposits. The transaction generated a pretax loss on sale of approximately $760 million ($640 million after-tax), subject to closing adjustments, recorded in Other revenue. The loss on sale primarily reflected the impact of an approximate pretax $620 million CTA loss (net of hedges) ($470 million after-tax) already reflected in the AOCI component of equity. The sale closed on June 1, 2022, and the CTA-related balance was removed from AOCI, resulting in a neutral CTA impact to Citi’s CET1 Capital. The income before taxes shown in the above table for Australia reflects Citi’s ownership through June 1, 2022.
(3)    On August 1, 2022, Citi completed the sale of its Philippines consumer banking business, which was part of Legacy Franchises. The business had approximately $1.8 billion in assets, including $1.2 billion of loans (net of allowance of $80 million) and excluding goodwill. The total amount of liabilities was $1.3 billion, including $1.2 billion in deposits. The sale resulted in a pretax gain on sale of approximately $618 million ($290 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes shown in the above table for the Philippines reflects Citi’s ownership through August 1, 2022.
(4)    On November 1, 2022, Citi completed the sale of its Thailand consumer banking business, which was part of Legacy Franchises. The business had approximately $2.7 billion in assets, including $2.4 billion of loans (net of allowance of $67 million) and excluding goodwill. The total amount of liabilities was $1.0 billion, including $0.8 billion in deposits. The sale resulted in a pretax gain on sale of approximately $209 million ($115 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes shown in the above table for Thailand reflects Citi’s ownership through November 1, 2022.
(5)    These sales are expected to result in an after-tax gain upon closing.
(6)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes                  the pretax loss on sale. For the Philippines and Thailand, excludes the pretax gain on sale.

Citi did not have any other significant disposals as of December 31, 2022.
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
The following table summarizes the reserve charges related to the Korea VERP and other initiatives reported in the Legacy Franchises operating segment and Corporate/Other:

In millions of dollars	Employee termination costs
Total Citigroup (pretax)
Original charges in fourth quarter 2021	$1,052
Utilization	(1)
Foreign exchange	3
Balance at December 31, 2021	$1,054
Additional charges in first quarter 2022	$31
Utilization	(347)
Foreign exchange	(24)
Balance at March 31, 2022	$714
Additional charges (releases)	$(3)
Utilization	(670)
Foreign exchange	(41)
Balance at June 30, 2022	$—
Additional charges (releases)	$—
Utilization	—
Foreign exchange	—
Balance at September 30, 2022	$—

The total estimated cash charges for the wind-down are $1.1 billion, most of which were recognized in 2021.
See Note 8 for details on the pension impact of the Korea wind-down.

Wind-Down of Russia Consumer and Institutional Banking Businesses
On August 25, 2022, Citi announced its decision to wind down its consumer banking and local commercial banking operations in Russia. As part of the wind-down, Citi is also actively pursuing sales of certain Russian consumer banking portfolios.
On October 14, 2022, Citi disclosed that it will be ending nearly all of the institutional banking services it offers in Russia by the end of the first quarter of 2023. Going forward, Citi’s only operations in Russia will be those necessary to fulfill its remaining legal and regulatory obligations.
On December 12, 2022, Citi completed the sale of a portfolio of ruble-denominated personal installment loans, totaling approximately $240 million in outstanding loan balances, to Uralsib, a Russian commercial bank, resulting in a pretax net loss of approximately $12 million. The net loss on sale of the loan portfolio included a $32 million adjustment to record the loans at lower of cost or fair value recognized in Other revenue. In addition, the sale of the loans resulted in a release in the allowance for credit losses on loans of approximately $20 million recognized in the Provision for credit losses on loans.
In connection with the portfolio sale, Citi also entered into a referral agreement to transfer to Uralsib a portfolio of ruble-denominated credit card loans, subject to customer consents. The outstanding card loans balance was approximately $219 million as of the fourth quarter of 2022. Citi will refer credit card customers, who at the customers’ sole discretion will be eligible to refinance their outstanding card loan balances with Uralsib.
During 2022, Citi recorded a pretax charge of approximately $28 million as Compensation and benefits composed of severance costs reported in the Legacy Franchises operating segment and Institutional Clients Group.
In connection with the wind-down plans of the Russia consumer and institutional banking businesses, Citi expects to incur approximately $190 million in costs, primarily through 2024, largely driven by restructuring, vendor termination fees and other related charges. These costs do not include the impact of any potential portfolio sales.

3. OPERATING SEGMENTS

Effective January 1, 2022, Citi changed its management structure resulting in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, manages the Company, including allocating resources and measuring performance. Citi reorganized its reporting into three operating segments: Institutional Clients Group (ICG), Personal Banking and Wealth Management (PBWM) and Legacy Franchises, with Corporate/Other including activities not assigned to a specific operating segment, as well as discontinued operations. The prior-period balances reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Citi’s consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.
ICG consists of Services, Markets and Banking, providing corporate, institutional and public sector clients around the world with a full range of wholesale banking products and services.
PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth), providing traditional banking services and credit cards to retail and small business customers in the U.S., and financial services to clients from affluent to ultra-high-net-worth through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
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

Revenues and expenses directly associated with each respective business segment or component are included in determining respective operating results. Other revenues and expenses that are not directly attributable to a particular business segment or component are generally allocated from Corporate/Other based on respective net revenues, non-interest expenses or other relevant measures.
As a result of revenues and expenses from transactions with other operating segments or component being treated as transactions with external parties for purposes of segment disclosures, the Company includes intersegment eliminations within Corporate/Other to reconcile the business segment results to Citi’s consolidated results.
The accounting policies of these operating segments are the same as those disclosed in Note 1.

The following table presents certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

In millions of dollars, except identifiable assets, average loans and average deposits in billions	ICG			PBWM			Legacy Franchises			Corporate/Other			Total Citi
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net interest income	$17,911	$14,999	$15,750	$22,656	$20,646	$22,326	$5,691	$6,250	$6,973	$2,410	$599	$(298)	$48,668	$42,494	$44,751
Non-interest revenue	23,295	24,837	25,343	1,561	2,681	2,814	2,781	2,001	2,481	(967)	(129)	112	26,670	29,390	30,750
Total revenues, net of interest expense(1)	$41,206	$39,836	$41,093	$24,217	$23,327	$25,140	$8,472	$8,251	$9,454	$1,443	$470	$(186)	$75,338	$71,884	$75,501
Operating expense	26,299	23,949	22,336	16,258	14,610	13,599	7,782	8,259	6,890	953	1,375	1,549	51,292	48,193	44,374
Provisions for credit losses	911	(2,490)	4,869	3,754	(1,224)	9,885	571	(62)	2,739	3	(2)	2	5,239	(3,778)	17,495
Income (loss) from continuing operations before taxes	$13,996	$18,377	$13,888	$4,205	$9,941	$1,656	$119	$54	$(175)	$487	$(903)	$(1,737)	$18,807	$27,469	$13,632
Provision (benefits) for income taxes	3,258	4,069	3,077	886	2,207	334	128	63	(33)	(630)	(888)	(853)	3,642	5,451	2,525
Income (loss) from continuing operations	$10,738	$14,308	$10,811	$3,319	$7,734	$1,322	$(9)	$(9)	$(142)	$1,117	$(15)	$(884)	$15,165	$22,018	$11,107
Identifiable assets at December 31(2)	$1,730	$1,613	$1,592	$494	$464	$453	$97	$125	$131	$96	$89	$84	$2,417	$2,291	$2,260
Average loans	291	287	298	321	307	304	41	74	83	—	—	—	653	668	685
Average deposits	830	828	780	435	417	358	52	82	81	16	8	11	1,333	1,335	1,230

(1)    Includes total Citi revenues, net of interest expense (excluding Corporate/Other), in North America of $34.4 billion, $34.4 billion and $37.1 billion; in EMEA of $14.9 billion, $13.4 billion and $13.4 billion; in Latin America of $9.9 billion, $9.2 billion and $9.4 billion; and in Asia of $14.7 billion, $14.4 billion and $15.8 billion in 2022, 2021 and 2020, respectively. These regional numbers exclude Corporate/Other, which largely reflects U.S. activities.
(2)    Includes total Citi identifiable assets (excluding Corporate/Other), in North America of $776 billion, $709 billion and $741 billion; in EMEA of $773 billion, $742 billion and $684 billion; in Latin America of $184 billion, $179 billion and $180 billion; and in Asia of $588 billion, $572 billion and $572 billion in 2022, 2021 and 2020, respectively. These regional numbers exclude Corporate/Other, which largely reflects U.S. activities. The Company’s long-lived assets for the periods presented are not considered to be significant in relation to its total assets. The majority of Citi’s long-lived assets are located in the U.S.

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

In millions of dollars	2022	2021	2020
Interest revenue
Consumer loans	$28,391	$26,408	$27,763
Corporate loans	12,851	9,032	12,422
Loan interest, including fees	$41,242	$35,440	$40,185
Deposits with banks	4,515	577	928
Securities borrowed and purchased under agreements to resell	7,154	1,052	2,283
Investments, including dividends	11,214	7,388	7,989
Trading account assets(1)	7,418	5,365	6,125
Other interest-bearing assets(2)	2,865	653	579
Total interest revenue	$74,408	$50,475	$58,089
Interest expense
Deposits	$11,559	$2,896	$5,334
Securities loaned and sold under agreements to repurchase	4,455	1,012	2,077
Trading account liabilities(1)	1,437	482	628
Short-term borrowings and other interest-bearing liabilities(3)	2,488	121	630
Long-term debt	5,801	3,470	4,669
Total interest expense	$25,740	$7,981	$13,338
Net interest income	$48,668	$42,494	$44,751
Provision (benefit) for credit losses on loans	4,745	(3,103)	15,922
Net interest income after provision for credit losses on loans	$43,923	$45,597	$28,829

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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on the trade execution date. Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed and determinable. The Company recognized $538 million, $639 million and $495 million of revenue related to such variable consideration for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Credit card and bank card income is primarily composed of interchange fees, which are earned by card issuers based on purchase sales, and certain card fees, including annual fees. Costs related to customer reward programs and certain payments to partners (primarily based on program sales, profitability and customer acquisitions) are recorded as a reduction of credit card and bank card income. Citi’s credit card programs have certain partner sharing agreements that vary by partner. These partner sharing agreements are subject to contractually based performance thresholds that, if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses, which, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions. Interchange revenues are recognized as earned on a daily basis when Citi’s performance obligation to transmit funds to the payment networks has been satisfied. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward programs are recognized when the rewards are earned by the cardholders. Payments to partners are recognized when incurred.
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
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes fixed and determinable. The Company recognized $201 million, $260 million and $290 million of revenue related to such variable consideration for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Insurance premiums consist of premium income from insurance policies that Citi has underwritten and sold to policyholders.

The following table presents Commissions and fees revenue:

	2022				2021				2020
In millions of dollars	ICG	PBWM	LF	Total	ICG	PBWM	LF	Total	ICG	PBWM	LF	Total
Investment banking	$3,084	$—	$—	$3,084	$6,007	$—	$—	$6,007	$4,483	$—	$—	$4,483
Brokerage commissions	1,570	767	209	2,546	1,770	1,035	431	3,236	1,700	874	386	2,960
Credit and bank card income
Interchange fees	1,207	9,452	846	11,505	817	8,119	885	9,821	704	6,526	774	8,004
Card-related loan fees	44	256	289	589	27	292	376	695	22	241	386	649
Card rewards and partner payments(1)	(625)	(11,133)	(578)	(12,336)	(405)	(9,296)	(534)	(10,235)	(380)	(7,688)	(605)	(8,673)
Deposit-related fees(2)	1,061	157	56	1,274	1,034	196	101	1,331	936	255	143	1,334
Transactional service fees	1,057	17	95	1,169	968	22	108	1,098	857	20	97	974
Corporate finance(3)	454	4	—	458	705	4	—	709	453	4	—	457
Insurance distribution revenue	—	217	129	346	—	309	164	473	—	318	185	503
Insurance premiums	—	4	87	91	—	10	84	94	—	6	119	125
Loan servicing	39	48	16	103	43	38	17	98	80	28	29	137
Other	20	185	141	346	20	186	139	345	15	300	117	432
Total commissions and fees(4)	$7,911	$(26)	$1,290	$9,175	$10,986	$915	$1,771	$13,672	$8,870	$884	$1,631	$11,385

(1)Citi’s consumer credit card programs have certain partner sharing agreements that vary by partner. These agreements are subject to contractually based performance thresholds that, if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses and, to the extent that an increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions.
(2)Includes overdraft fees of $59 million (prior to the elimination of overdraft fees in June 2022), $107 million and $100 million for the years ended December 31, 2022, 2021 and 2020, respectively. Overdraft fees are accounted for under ASC 310. Citi eliminated overdraft fees, returned item fees and overdraft protection fees beginning in June 2022.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(11,008) million, $(8,516) million and $(7,160) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.
LF    Legacy Franchises

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
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safekeeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the assets during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
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
The following table presents Administration and other fiduciary fees revenue:

	2022				2021				2020
In millions of dollars	ICG	PBWM	LF	Total	ICG	PBWM	LF	Total	ICG	PBWM	LF	Total
Custody fees(1)	$1,781	$87	$9	$1,877	$1,793	$91	$14	$1,898	$1,557	$80	$20	$1,657
Fiduciary fees	284	752	314	1,350	250	778	436	1,464	234	623	417	1,274
Guarantee fees	508	43	6	557	528	45	8	581	495	38	8	541
Total administration and other fiduciary fees(2)	$2,573	$882	$329	$3,784	$2,571	$914	$458	$3,943	$2,286	$741	$445	$3,472

(1)    ICG in 2020 includes $38 million related to Corporate/Other.
(2)    Administration and other fiduciary fees include $557 million, $581 million and $541 million for the years ended December 31, 2022, 2021 and 2020, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.
LF    Legacy Franchises

6. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk (as such, the trading desks can be periodically reorganized and thus the risk categories). Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of trading activities’ profitability (see Note 4 for information about net interest income related to trading activities). Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 25.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

In millions of dollars	2022	2021	2020
Interest rate risks(1)	$3,940	$1,993	$4,668
Foreign exchange risks(2)	6,593	4,668	4,923
Equity risks(3)	1,858	2,197	1,431
Commodity and other risks(4)	1,801	1,123	1,140
Credit products and risks(5)	(33)	173	1,723
Total	$14,159	$10,154	$13,885

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
Discretionary annual incentive awards are generally awarded in the first quarter of the year based on the previous year’s performance. Awards valued at less than U.S. $75,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees are subject to mandatory deferrals of incentive pay and generally receive 15%–60% of their awards in the form of deferred stock or deferred cash stock units. Discretionary annual incentive awards to certain employees in the EU are subject to deferral requirements regardless of the total award value, with at least 50% of the immediate incentive delivered in the form of a stock payment award subject to a restriction on sale or transfer (generally, for 12 months).
For incentive awards granted in 2022, Citigroup changed the annual deferred compensation structure from granting deferred cash awards for certain regulated employees to deferred stock awards. Certain employees located in countries that have regulations or tax advantages for offering deferred cash or deferred cash stock units received those types of awards as a part of their annual incentive compensation rather than deferred stock.
Subject to certain exceptions (principally, for retirement-eligible employees), continuous employment within Citigroup is required to vest in deferred annual incentive awards. Post employment vesting by retirement-eligible employees and participants who meet other conditions is generally conditioned upon their compliance with certain restrictions during the remaining vesting period.
Generally, the deferred awards vest in equal annual installments over three- or four-year periods. Vested stock awards are delivered in shares of common stock. Deferred cash awards are payable in cash and, except as prohibited by applicable regulatory guidance, earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Deferred cash stock unit awards are payable in cash at the vesting value of the underlying stock. Generally, in the EU, vested shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards and deferred cash stock units are subject to hold back (generally, for 6 or 12 months based on the award type).
Stock awards, deferred cash stock units and deferred cash awards are subject to one or more cancellation and clawback provisions that apply in certain circumstances, including gross misconduct.

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and replacement awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2021	31,644,684	$66.22
Granted(1)	25,729,643	65.07
Canceled	(2,007,260)	65.94
Vested(2)	(13,458,860)	67.17
Unvested at December 31, 2022	41,908,207	$65.23

(1)The weighted-average fair value of the shares granted during 2021 and 2020 was $62.10 and $76.68, respectively.
(2)The weighted-average fair value of the shares vesting during 2022 was approximately $64.13 per share on the vesting date, compared to $67.17 on the grant date.

Total unrecognized compensation cost related to unvested stock awards was $862 million at December 31, 2022. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Units
Executive officers were awarded performance share units (PSUs) every February from 2019 to 2022, for performance in the year prior to the award date based on two performance metrics. For PSUs awarded in 2019 and 2020, those metrics were return on tangible common equity and earnings per share. For PSUs awards in 2021 and 2022, the metrics were return on tangible common equity and tangible book value per share. In each year, the metrics were equally weighted.
For all award years, if the total shareholder return is negative over the three-year performance period, executives may earn no more than 100% of the target PSUs, regardless of the extent to which Citigroup outperforms against performance goals and/or peer firms. The number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The reported financial metrics during the performance period are adjusted to reflect an equitable adjustment as required under the applicable award agreements for unusual and non-recurring items, including divestitures, as well as accounting rule and tax law changes.
For all award years, the value of each PSU is equal to the value of one share of Citi common stock. Dividend equivalents are accrued and paid on the number of earned PSUs after the end of the performance period.

PSUs are subject to variable accounting, pursuant to which the associated value of the award will fluctuate with changes in Citigroup’s stock price and the attainment of the specified performance goals for each award. The award is settled solely in cash after the end of each performance period. The value of the award, subject to the performance goals and taking into account any mandatory equitable adjustments as per the terms of the award agreement, is estimated using a simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified performance goals of each award. The risk-free rate used in the model is based on the applicable U.S. Treasury yield curve. Other significant assumptions for the awards are as follows:

Valuation assumptions	2022	2021	2020
Expected volatility	37.01%	40.88%	22.26%
Expected dividend yield	2.96	4.21	2.82
A summary of the performance share unit activity for 2022 is presented below:

Performance share units	Units	Weighted- average grant date fair value per unit
Outstanding, beginning of year	1,274,273	$77.67
Granted(1)	531,824	71.04
Canceled	(62,875)	72.83
Payments(2)	(461,087)	72.83
Outstanding, end of year	1,282,135	$76.90

(1)     The weighted-average grant date fair value per unit awarded in 2021 and 2020 was $78.55 and $83.45, respectively.
(2)    The value of the payments was approximately $32 million.

Transformation Program
In order to provide an incentive for select employees to effectively execute Citi’s transformation program, in August 2021 the Personnel and Compensation (P&C) Committee of Citigroup’s Board of Directors, the predecessor of the Compensation, Performance Management and Culture (CPC) Committee of Citigroup’s Board of Directors, approved a program for them to earn additional compensation based on the achievement of Citi’s transformation goals from August 2021 through December 2024 and satisfaction of other conditions. Performance under the program is divided into three consecutive periods, ending on December 31, 2022, 2023 and 2024. The awards are subject to variable accounting, pursuant to which the associated value of the award will fluctuate with the attainment of the performance conditions for each tranche and changes to Citigroup’s stock price for the third tranche. Payment for each period will be in cash, in a lump sum, with the third payment indexed to changes in the value of Citi’s common stock from the service inception date through the payment date. Earnings generally will be based on collective performance with respect to Citi’s transformation goals and will be evaluated and approved by the CPC Committee on an annual basis.
Payments in the event of any category of employment termination or change in job title or employment status are subject to Citi’s discretion. Cancellation and clawback are provided for in the event of misconduct and certain other circumstances. The program applies to senior leaders, other than the CEO, critical to helping deliver a successful transformation with the value varying based on individual compensation levels.

Stock Option Program
All outstanding options were fully vested at December 31, 2020 and exercised during 2021, with none outstanding at December 31, 2022 and 2021.

Other Variable Incentive Compensation
Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. Participation in these plans is generally limited to employees who are not eligible for discretionary annual incentive awards. Other forms of variable compensation include commissions paid to financial advisors and mortgage loan officers.

Summary
Except for awards subject to variable accounting, the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, other than for awards to retirement-eligible employees and immediately vested awards. Whenever awards are granted or are expected to be granted to retirement-eligible employees, the charge to income is accelerated based on when the applicable conditions for retirement eligibility were or will be met. If the employee is retirement eligible on the grant date, or the award is vested at the grant date, Citi recognizes the expense each year equal to the grant date fair value of the awards that it estimates will be granted in the following year.
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise. Recipients of deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive or accrue dividend-equivalent payments during the vesting period. Recipients of stock payment awards and other stock awards subject to a sale-restriction period are generally entitled to vote the shares in their award and receive dividends on such shares during the sale-restriction period. Once a stock award vests, the shares delivered to the participant are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period.
All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the CPC Committee (or its predecessor), which is composed entirely of independent non-employee directors.
On December 31, 2022, approximately 48.0 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.

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

Incentive Compensation Cost
The following table shows components of compensation expense, relating to certain of the incentive compensation programs described above:

In millions of dollars	2022	2021	2020
Charges for estimated awards to retirement-eligible employees	$742	$807	$748
Amortization of deferred cash awards, deferred cash stock units and performance stock units	463	384	201
Immediately vested stock award expense(1)	101	99	95
Amortization of restricted and deferred stock awards(2)	533	395	420
Other variable incentive compensation	304	435	627
Total	$2,143	$2,120	$2,091

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of December 31, 2022. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans. Benefits earned during the year are reported in Compensation and benefits expenses and all other components of the net annual benefit cost are reported in Other operating expenses in the Consolidated Statement of Income:

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$116	$149	$147	$—	$—	$—	$2	$6	$7
Interest cost on benefit obligation	442	351	378	329	268	246	16	13	17	90	96	93
Expected return on assets	(612)	(683)	(824)	(263)	(253)	(245)	(11)	(13)	(17)	(69)	(84)	(77)
Amortization of unrecognized:
Prior service cost (benefit)	2	2	2	(7)	(6)	5	(9)	(9)	(2)	(8)	(9)	(9)
Net actuarial loss (gain)	162	228	233	58	62	70	(9)	(3)	—	6	13	20
Curtailment loss (gain)(1)	—	—	—	(22)	1	(8)	—	—	—	—	—	—
Settlement loss (gain)(1)	—	—	—	(15)	10	(1)	—	—	—	—	—	—
Total net (benefit) expense	$(6)	$(102)	$(211)	$196	$231	$214	$(13)	$(12)	$(2)	$21	$22	$34

(1)Curtailment and settlement relate to divestiture activities. Total net expense for non-U.S. plans includes a $36 million net benefit related to the wind-down of Citi’s consumer banking business in Korea.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2022 or 2021.
The following table summarizes the Company’s actual contributions for the years ended December 31, 2022 and 2021, as well as expected Company contributions for 2023. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Contributions made by the Company	$—	$—	$—	$71	$158	$104	$—	$—	$—	$4	$4	$3
Benefits paid directly by (reimbursements to) the Company(3)	57	55	56	39	336	51	5	14	22	5	5	5

(1)    Amounts reported for 2023 are expected amounts.
(2)     The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.
(3)    2022 benefit payments have increased due to the wind-down of Citi’s consumer banking business in Korea. See Note 2 for additional information.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s pension and postretirement plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$12,766	$13,815	$8,001	$8,629	$501	$559	$1,169	$1,390
Service cost	—	—	116	149	—	—	2	6
Interest cost on benefit obligation	442	351	329	268	16	13	90	96
Plan amendments	—	—	—	6	—	—	—	—
Actuarial (gain)(2)	(2,522)	(447)	(1,168)	(344)	(95)	(28)	(100)	(110)
Benefits paid, net of participants’ contributions	(945)	(953)	(397)	(345)	(47)	(43)	(72)	(78)
Divestitures	—	—	(22)	—	—	—	—	—
Settlement(4)	—	—	(364)	(124)	—	—	—	—
Curtailment(4)	—	—	(35)	(30)	—	—	—	—
Foreign exchange impact and other	—	—	(85)	(208)	—	—	(76)	(135)
Benefit obligation at year end	$9,741	$12,766	$6,375	$8,001	$375	$501	$1,013	$1,169
Change in plan assets
Plan assets at fair value at beginning of year	$12,977	$13,309	$7,614	$7,831	$319	$331	$1,043	$1,146
Actual return on assets(2)	(1,942)	565	(1,212)	217	(33)	9	(75)	97
Company contributions, net of reimbursements	55	56	495	155	14	22	9	8
Benefits paid, net of participants’ contributions	(945)	(953)	(397)	(345)	(47)	(43)	(72)	(78)
Divestitures	—	—	(11)	—	—	—	—	—
Settlement(4)	—	—	(364)	(124)	—	—	—	—
Foreign exchange impact and other	—	—	(39)	(120)	—	—	(50)	(130)
Plan assets at fair value at year end	$10,145	$12,977	$6,086	$7,614	$253	$319	$855	$1,043
Funded status of the plans
Qualified plans(5)	$949	$894	$(289)	$(387)	$(122)	$(182)	$(158)	$(126)
Nonqualified plans(3)	(545)	(683)	—	—	—	—	—	—
Funded status of the plans at year end	$404	$211	$(289)	$(387)	$(122)	$(182)	$(158)	$(126)
Net amount recognized at year end
Qualified plans
Benefit asset	$949	$894	$799	$963	$—	$—	$28	$165
Benefit liability	—	—	(1,088)	(1,350)	(122)	(182)	(186)	(291)
Qualified plans	$949	$894	$(289)	$(387)	$(122)	$(182)	$(158)	$(126)
Nonqualified plans	(545)	(683)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$404	$211	$(289)	$(387)	$(122)	$(182)	$(158)	$(126)
Amounts recognized in AOCI at year end(1)
Net transition obligation	$—	$—	$—	$—	$—	$—	$—	$—
Prior service (cost) benefit	(6)	(8)	7	5	82	92	36	47
Net actuarial (loss) gain	(6,445)	(6,575)	(1,671)	(1,400)	120	77	(206)	(182)
Net amount recognized in equity (pretax)	$(6,451)	$(6,583)	$(1,664)	$(1,395)	$202	$169	$(170)	$(135)
Accumulated benefit obligation at year end	$9,740	$12,765	$6,051	$7,559	$375	$501	$1,013	$1,169

(1)The framework for the Company’s pension oversight process includes monitoring of potential settlement charges for all plans. Settlement accounting is triggered when either the sum of all settlements (including lump sum payments) for the year is greater than service plus interest costs or if more than 10% of the plan’s projected benefit obligation will be settled. Because some of Citi’s Significant Plans are frozen and have no material service cost, settlement accounting may apply in the future.
(2)Actuarial gain was primarily due to the increase in global discount rates partially offset by lower than expected asset returns.
(3)The nonqualified plans of the Company are unfunded.
(4)Curtailment and settlement relate to divestiture activities.
(5)The U.S. qualified plan was fully funded as of January 1, 2022 and no minimum funding was required for 2022. The plan is also expected to be fully funded as of January 1, 2023 with no expected minimum funding requirement for 2023.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2022	2021	2020
Beginning of year balance, net of tax(1)(2)	$(5,852)	$(6,864)	$(6,809)
Actuarial assumptions changes and plan experience	3,923	963	(1,464)
Net asset gain (loss) due to difference between actual and expected returns	(4,225)	(148)	1,076
Net amortization	198	280	318
Prior service credit (cost)	—	(7)	108
Curtailment/settlement gain (loss)(3)	(37)	11	(8)
Foreign exchange impact and other	172	153	(108)
Change in deferred taxes, net	66	(240)	23
Change, net of tax	$97	$1,012	$(55)
End of year balance, net of tax(1)(2)	$(5,755)	$(5,852)	$(6,864)

(1)See Note 20 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities.

At December 31, 2022 and 2021, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$545	$683	$3,463	$3,966	$545	$683	$3,315	$3,809
Accumulated benefit obligation	545	683	3,179	3,574	545	682	3,088	3,477
Fair value of plan assets	—	—	2,374	2,616	—	—	2,252	2,486

(1)As of December 31, 2022 and 2021, only the nonqualified plans’ PBO and ABO exceeded plan assets.
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

Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2022	2021
Discount rate
U.S. plans
Qualified pension	5.50%	2.80%
Nonqualified pension	5.55	2.80
Postretirement	5.60	2.75
Non-U.S. pension plans
Range(1)	1.75 to 25.20	-0.10 to 11.95
Weighted average	6.66	3.96
Non-U.S. postretirement plans
Range	3.25 to 10.60	1.05 to 10.00
Weighted average	9.80	8.28
Future compensation increase rate(2)
Non-U.S. pension plans
Range	1.30 to 23.11	1.30 to 11.25
Weighted average	3.76	3.10
Expected return on assets
U.S. plans
Qualified pension	5.70	5.00
Postretirement(3)	5.70/3.00	5.00/1.50
Non-U.S. pension plans
Range	1.00 to 11.50	0.00 to 11.50
Weighted average	6.05	3.69
Non-U.S. postretirement plans
Range	8.70 to 9.10	6.00 to 8.00
Weighted average	8.70	7.99

(1)    In 2021, due to historically low global interest rates, there were negative discount rates for plans with relatively short duration in certain major markets, such as the Eurozone and Switzerland.
(2)    Not material for U.S. plans.
(3)    For the years ended 2022 and 2021, the expected return on assets for the VEBA Trust was 3.00% and 1.50%, respectively.

During the year	2022	2021	2020
Discount rate
U.S. plans
Qualified pension	2.80%/3.80%/ 4.80%/5.65%	2.45%/3.10%/ 2.75%/2.80%	3.25%/3.20%/ 2.60%/2.55%
Nonqualified pension	2.80/3.85/ 4.80/5.60	2.35/3.00/ 2.70/2.75	3.25/3.25/ 2.55/2.50
Postretirement	2.75/3.85/ 4.75/5.65	2.20/2.85/ 2.60/2.65	3.15/3.20/ 2.45/2.35
Non-U.S. pension plans(1)
Range(2)	-0.10 to 11.95	-0.25 to 11.15	-0.10 to 11.30
Weighted average	3.96	3.14	3.65
Non-U.S. postretirement plans(1)
Range	1.05 to 11.25	0.80 to 9.80	0.90 to 9.75
Weighted average	8.28	7.42	7.76
Future compensation increase rate(3)
Non-U.S. pension plans(1)
Range	1.30 to 11.25	1.20 to 11.25	1.50 to 11.50
Weighted average	3.10	3.10	3.17
Expected return on assets
U.S. plans
Qualified pension(4)	5.00	5.80/5.60/ 5.60/5.00	6.70
Postretirement(4)	5.00/1.50	5.80/5.60/ 5.00/1.50	6.70/3.00
Non-U.S. pension plans(1)
Range	0.00 to 11.50	0.00 to 11.50	0.00 to 11.50
Weighted average	3.69	3.39	3.95
Non-U.S. postretirement plans(1)
Range	6.00 to 8.00	5.95 to 8.00	6.20 to 8.00
Weighted average	7.99	7.99	7.99

(1)    Reflects rates utilized to determine the quarterly expense for Significant non-U.S. pension and postretirement plans.
(2)    In 2021, due to historically low global interest rates, there were negative discount rates for plans with relatively short duration in certain major markets, such as the Eurozone and Switzerland.
(3)    Not material for U.S. plans.
(4)    The expected return on assets for the U.S. pension and postretirement plans was adjusted from 5.00% to 5.70% effective January 1, 2023 to reflect a significant change in economic market conditions. The expected return on assets for the U.S. pension and postretirement plans changed from 6.70% to 5.80% effective as of January 1, 2021, reduced to 5.60% effective April 1, 2021 and further reduced to 5.00% effective October 1, 2021.

Discount Rate
The discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and a hypothetical bond portfolio of U.S. high-quality corporate bonds that match each plan’s projected cash flows. The discount rates for the non-U.S. pension and postretirement plans are selected by reference to each plan’s specific cash flows and a market-based yield curve developed from the available local high-quality corporate bonds. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bonds with an estimated premium added to reflect the additional risk for corporate bonds in certain countries. Where available, the resulting plan yields by jurisdiction are compared with published, high-quality corporate bond indices for reasonableness.

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
The following table shows the expected return on assets used in determining the Company’s pension expense compared to the actual return on assets during 2022, 2021 and 2020 for the U.S. pension and postretirement plans:

U.S. plans (During the year)	2022	2021	2020
Expected return on assets
U.S. pension and postretirement trust	5.00%	5.80%/5.60%/5.60%/5.00%	6.70%
VEBA Trust(2)	1.50	1.50	3.00
Actual return on assets(1)
U.S. pension and postretirement trust	(15.52)	5.14	12.84
VEBA Trust	1.40	1.52	2.11

(1)Actual return on assets is presented net of fees.
(2)The expected return on assets for the VEBA Trust was adjusted from 1.50% to 3.00% effective January 1, 2023 to reflect significant change in economic condition.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2022	2021	2020
U.S. plans	$27	$35	$34
Non-U.S. plans	(5)	(4)	(16)
	One-percentage-point decrease
In millions of dollars	2022	2021	2020
U.S. plans	$(34)	$(49)	$(52)
Non-U.S. plans	15	25	25

The U.S. Qualified Pension Plan was frozen in 2008, and as a result, most of the prospective service costs have been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. Qualified Pension Plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in discount rate would decrease pension expense.
For Non-U.S. Pension Plans that are not frozen (in countries such as Mexico, the U.K. and South Korea), there is more service cost. The pension expense for the Non-U.S. Plans is driven by both service cost and interest cost. An increase in the discount rate generally decreases pension expense due to the greater impact on service cost compared to interest cost.

The following tables summarize the effect on pension expense:

	Expected return on assets
	One-percentage-point increase
In millions of dollars	2022	2021	2020
U.S. plans	$(123)	$(124)	$(123)
Non-U.S. plans	(60)	(70)	(66)
	One-percentage-point decrease
In millions of dollars	2022	2021	2020
U.S. plans	$123	$124	$123
Non-U.S. plans	60	70	66

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2022	2021
Health care cost increase rate for U.S. plans
Following year	7.00%	6.25%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2031	2027
Health care cost increase rate for non-U.S. plans (weighted average)
Following year	7.05%	6.92%
Ultimate rate to which cost increase is assumed to decline	7.05	6.92
Year in which the ultimate rate is reached	2023	2022
Interest Crediting Rate
The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation and do not change with market conditions.

	Weighted average interest crediting rate
At year end	2022	2021	2020
U.S. plans	4.50%	1.80%	1.45%
Non-U.S. plans	1.73	1.61	1.60

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2023	2022	2021	2022	2021
Equity securities(2)	0–22%	7%	7%	7%	7%
Debt securities(3)	55–114	71	72	71	72
Real estate	0–4	3	2	3	2
Private equity	0–5	7	6	7	6
Other investments	0–23	12	13	12	13
Total		100%	100%	100%	100%

(1)Target asset allocations are set by investment strategy, whereas pension and postretirement assets as of December 31, 2022 and 2021 are based on the underlying investment product. For example, the private equity investment strategy may include underlying investments in real estate within the target asset allocation; however, within pension and postretirement assets, the underlying investment in real estate is reflected in the real estate category and not private equity.
(2)Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2022 and 2021.
(3)The VEBA Trust for postretirement benefits is primarily invested in cash equivalents and debt securities in 2022 and 2021 and is not reflected in the table above.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2023	2022	2021	2022	2021
Equity securities	0–100%	0–63%	0–100%	19%	16%
Debt securities	0–100	0–100	0–100	73	76
Real estate	0–15	0–15	0–14	1	1
Other investments	0–100	0–100	0–100	7	7
Total				100%	100%

	Non-U.S. postretirement plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2023	2022	2021	2022	2021
Equity securities	0–46%	0–48%	0–42%	47%	41%
Debt securities	50–100	45–100	53–100	49	53
Other investments	0–4	0–7	0–6	4	6
Total				100%	100%

(1)Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure
For information on fair value measurements, including descriptions of Levels 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Notes 1 and 25. Investments measured using the NAV per share practical expedient are excluded from Level 1, Level 2 and Level 3 in the tables below.

Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2022
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$233	$—	$—	$233
Non-U.S. equities	346	—	—	346
Mutual funds and other registered investment companies	243	—	—	243
Commingled funds	—	818	—	818
Debt securities	929	4,638		5,567
Annuity contracts	—	—	3	3
Derivatives	2	34	—	36
Other investments	—	—	4	4
Total investments	$1,753	$5,490	$7	$7,250
Cash and short-term investments	$39	$563	$—	$602
Other investment liabilities	(10)	(45)	—	(55)
Net investments at fair value	$1,782	$6,008	$7	$7,797
Other investment receivables redeemed at NAV				$21
Securities valued at NAV				2,580
Total net assets				$10,398

(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2022, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2021
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$358	$—	$—	$358
Non-U.S. equities	460	—	—	460
Mutual funds and other registered investment companies	297	—	—	297
Commingled funds	—	1,143	—	1,143
Debt securities	1,657	5,770	—	7,427
Annuity contracts	—	—	4	4
Derivatives	2	17	—	19
Other investments	13	—	25	38
Total investments	$2,787	$6,930	$29	$9,746
Cash and short-term investments	$25	$627	$—	$652
Other investment liabilities	(7)	(17)	—	(24)
Net investments at fair value	$2,805	$7,540	$29	$10,374
Other investment liabilities redeemed at NAV				$(29)
Securities valued at NAV				2,951
Total net assets				$13,296

(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2021, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2022
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$121	$10	$—	$131
Non-U.S. equities	718	19	—	737
Mutual funds and other registered investment companies	2,416	296	—	2,712
Commingled funds	13	—	—	13
Debt securities	2,959	980	—	3,939
Real estate	—	2	2	4
Annuity contracts	—	—	2	2
Derivatives	—	1,490	—	1,490
Other investments	—	—	258	258
Total investments	$6,227	$2,797	$262	$9,286
Cash and short-term investments	$69	$6	$—	$75
Other investment liabilities	—	(2,436)	—	(2,436)
Net investments at fair value	$6,296	$367	$262	$6,925
Securities valued at NAV				$16
Total net assets				$6,941

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2021
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$127	$19	$—	$146
Non-U.S. equities	713	92	—	805
Mutual funds and other registered investment companies	2,888	66	—	2,954
Commingled funds	21	—	—	21
Debt securities	4,263	1,341	—	5,604
Real estate	—	3	2	5
Annuity contracts	—	—	2	2
Derivatives	—	239	—	239
Other investments	—	—	318	318
Total investments	$8,012	$1,760	$322	$10,094
Cash and short-term investments	$117	$5	$—	$122
Other investment liabilities	—	(1,578)	—	(1,578)
Net investments at fair value	$8,129	$187	$322	$8,638
Securities valued at NAV				$19
Total net assets				$8,657

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2021	Realized (losses)	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2022
Annuity contracts	$4	$—	$—	$(1)	$—	$3
Other investments	25	(3)	2	(20)	—	4
Total investments	$29	$(3)	$2	$(21)	$—	$7

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2020	Realized (losses)	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2021
Annuity contracts	$1	$—	$—	$3	$—	$4
Other investments	57	(6)	2	(28)	—	25
Total investments	$58	$(6)	$2	$(25)	$—	$29

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2021	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2022
Real estate	$2	$—	$—	$—	$2
Annuity contracts	2	—	—	—	2
Other investments	318	—	(60)	—	258
Total investments	$322	$—	$(60)	$—	$262

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2020	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2021
Real estate	$2	$—	$—	$—	$2
Annuity contracts	5	—	(3)	—	2
Other investments	312	4	2	—	318
Total investments	$319	$4	$(1)	$—	$322

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
Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2023	$964	$536	$55	$72
2024	964	518	46	76
2025	969	489	43	79
2026	942	499	40	83
2027	921	508	38	87
2028–2032	4,038	2,623	150	494

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the funded status and amounts recognized on the Company’s Consolidated Balance Sheet:

In millions of dollars	2022	2021
Funded status of the plan at year end	$(48)	$(41)
Net amount recognized in AOCI (pretax)	$(16)	$(15)

The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

In millions of dollars	2022	2021	2020
Net expense	$11	$10	$9

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2022 and 2021, subject to statutory limits. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2022	2021	2020
Company contributions	$471	$436	$414
	Non-U.S. plans
In millions of dollars	2022	2021	2020
Company contributions	$399	$364	$304

9. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2022	2021	2020
Current
Federal	$407	$522	$305
Non-U.S.	4,106	3,288	4,113
State	270	228	440
Total current income taxes	$4,783	$4,038	$4,858
Deferred
Federal	$(807)	$1,059	$(1,430)
Non-U.S.	353	8	(690)
State	(687)	346	(213)
Total deferred income taxes	$(1,141)	$1,413	$(2,333)
Provision for income tax on continuing operations before noncontrolling interests(1)	$3,642	$5,451	$2,525
Provision (benefit) for income taxes on:
Discontinued operations	$(41)	$—	$—
Gains (losses) included in AOCI, but excluded from net income	(1,573)	(1,684)	1,520
Employee stock plans	(8)	(6)	(4)
Opening adjustment to Retained earnings(2)	—	—	(911)

(1)Includes the tax on realized investment gains and impairment losses resulting in a provision (benefit) of $14 million and $(137) million in 2022, $169 million and $(57) million in 2021 and $454 million and $(14) million in 2020, respectively.
(2)2020 reflects the tax effect of ASU 2016-13 for current expected credit losses (CECL).

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	2.1	1.3
Non-U.S. income tax rate differential	4.3	1.6	3.5
Tax audit resolutions	(3.2)	(0.4)	0.3
Nondeductible FDIC premiums	1.0	0.6	1.3
Tax advantaged investments	(3.0)	(2.3)	(4.4)
Valuation allowance releases(1)	(2.3)	(1.7)	(4.4)
Other, net	(0.4)	(1.1)	(0.1)
Effective income tax rate	19.4%	19.8%	18.5%

(1)See “Deferred Tax Assets” below for a description of the components.

As presented in the table above, Citi’s effective tax rate for 2022 was 19.4%, compared to 19.8% in 2021.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2022	2021
Deferred tax assets
Credit loss deduction	$5,162	$5,330
Deferred compensation and employee benefits	2,059	2,335
U.S. tax on non-U.S. earnings	1,191	1,138
Investment and loan basis differences	5,149	2,970
Tax credit and net operating loss carry-forwards	14,623	15,620
Fixed assets and leases	3,551	3,064
Other deferred tax assets	4,055	3,549
Gross deferred tax assets	$35,790	$34,006
Valuation allowance	$2,438	$4,194
Deferred tax assets after valuation allowance	$33,352	$29,812
Deferred tax liabilities
Intangibles and leases	$(2,271)	$(2,446)
Non-U.S. withholding taxes	(1,142)	(987)
Debt issuances	(595)	(126)
Other deferred tax liabilities	(1,672)	(1,464)
Gross deferred tax liabilities	$(5,680)	$(5,023)
Net deferred tax assets	$27,672	$24,789

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2022	2021	2020
Total unrecognized tax benefits at January 1	$1,296	$861	$721
Increases for current year’s tax positions	55	97	51
Increases for prior years’ tax positions	168	515	217
Decreases for prior years’ tax positions	(119)	(107)	(74)
Amounts of decreases relating to settlements	(50)	(64)	(40)
Reductions due to lapse of statutes of limitation	(26)	(2)	(13)
Foreign exchange, acquisitions and dispositions	(13)	(4)	(1)
Total unrecognized tax benefits at December 31	$1,311	$1,296	$861

The portions of the total unrecognized tax benefits at December 31, 2022, 2021 and 2020 that, if recognized, would affect Citi’s tax expense are $1.0 billion, $1.0 billion and $0.7 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in unrecognized tax benefits above) are a component of Provision for income taxes.

	2022		2021		2020
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$214	$164	$118	$96	$100	$82
Total interest and penalties in the Consolidated Statement of Income	27	16	32	24	14	10
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	234	176	214	164	118	96

(1)Includes $3 million, $3 million and $4 million for non-U.S. penalties in 2022, 2021 and 2020, respectively. Also includes $0 million, $0 million and $1 million for state penalties in 2022, 2021 and 2020, respectively.

As of December 31, 2022, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. The potential range of amounts that could affect Citi’s effective tax rate is between $0 and $500 million.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
Mexico	2017
New York State and City	2009
United Kingdom	2016
India	2021
Singapore	2021
Hong Kong	2016
Ireland	2018

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $16.2 billion in 2022, $12.9 billion in 2021 and $13.8 billion in 2020. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2022, $5.9 billion of basis differences of non-U.S. entities was indefinitely invested. At the existing tax rates (including withholding taxes), additional taxes (net of U.S. FTCs and valuation allowances) of $2.4 billion would have to be provided if such assertions were reversed.

Deferred Tax Assets
As of December 31, 2022, Citi had a valuation allowance of $2.4 billion, composed of valuation allowances of $0.9 billion on its branch basket FTC carry-forwards, $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, $0.4 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards. There was a decrease of $1.8 billion from the December 31, 2021 balance of $4.2 billion. The amount of Citi’s valuation allowances (VA) may change in future years.
In 2022, Citi’s VA for carry-forward FTCs in its branch basket decreased by $0.8 billion, primarily due to carry-forward expirations.
The level of branch pretax income, the local branch tax rate and the allocations of overall domestic losses (ODL) and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. There was no branch basket VA release in 2022.
In Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S., in addition to tax examination changes from prior years, could alter the amount of VA that is needed against such FTCs. The remaining VA for the general basket of $0.8 billion was released, primarily due to increases in interest rates and prior-year audit adjustments.
The non-U.S. local VA decreased by $0.2 billion.

The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2022	DTAs balance December 31, 2021
U.S. federal(2)
Net operating losses (NOLs)(3)	$3.3	$3.2
Foreign tax credits (FTCs)	1.9	2.8
General business credits (GBCs)	5.2	4.5
Future tax deductions and credits	10.1	8.4
Total U.S. federal	$20.5	$18.9
State and local
New York NOLs	$1.9	$1.2
Other state NOLs	0.2	0.2
Future tax deductions	2.2	1.8
Total state and local	$4.3	$3.2
Non-U.S.
NOLs	$0.7	$0.5
Future tax deductions	2.2	2.2
Total non-U.S.	$2.9	$2.7
Total	$27.7	$24.8

(1)All amounts are net of valuation allowances.
(2)Included in the net U.S. federal DTAs of $20.5 billion as of December 31, 2022 were deferred tax liabilities of $3.3 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(3)Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2022	December 31, 2021
U.S. tax return general basket foreign tax credit carry-forwards(1)
2022	$—	$0.5
2023	—	0.4
2025	0.8	1.5
2027	1.1	1.1
Total U.S. tax return general basket foreign tax credit carry-forwards	$1.9	$3.5
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2022	$—	$1.0
2028	0.7	0.6
2029	0.2	0.2
Total U.S. tax return branch basket foreign tax credit carry-forwards	$0.9	$1.8
U.S. tax return general business credit carry-forwards
2032	$0.4	$0.4
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.2
2037	0.5	0.5
2038	0.5	0.5
2039	0.7	0.7
2040	0.7	0.7
2041	0.8	0.8
2042	0.7	—
Total U.S. tax return general business credit carry-forwards	$5.2	$4.5
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.1	$0.1
2028	0.1	0.1
2030	0.3	0.3
2033	1.6	1.6
2034	2.0	2.0
2035	3.3	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	5.3	4.6
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$15.8	$15.1
New York State NOL carry-forwards(2)
2034	$11.5	$6.6
New York City NOL carry-forwards(2)
2034	$10.3	$7.2
Non-U.S. NOL carry-forwards(1)
Various	$1.1	$1.1

(1)Before valuation allowance.
(2)Pretax.

The time remaining for utilization of the FTC component has shortened, given the passage of time. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $27.7 billion at December 31, 2022 is more-likely-than-not, based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
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
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, ODL that Citi has incurred of approximately $8 billion as of December 31, 2022 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would support the realization of the FTC carry-forwards after VA. As noted in the tables above, Citi’s FTC carry-forwards were $1.9 billion ($2.8 billion before VA) as of December 31, 2022, compared to $2.8 billion ($5.3 billion before VA) as of December 31, 2021. Citi believes that it will more-likely-than-not generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the VA, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2022	2021	2020
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$15,165	$22,018	$11,107
Less: Noncontrolling interests from continuing operations	89	73	40
Net income from continuing operations (for EPS purposes)	$15,076	$21,945	$11,067
Loss from discontinued operations, net of taxes	(231)	7	(20)
Citigroup’s net income	$14,845	$21,952	$11,047
Less: Preferred dividends(1)	1,032	1,040	1,095
Net income available to common shareholders	$13,813	$20,912	$9,952
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	113	154	73
Net income allocated to common shareholders for basic EPS	$13,700	$20,758	$9,879
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,946.7	2,033.0	2,085.8
Basic earnings per share(2)
Income from continuing operations	$7.16	$10.21	$4.75
Discontinued operations	(0.12)	—	(0.01)
Net income per share—basic	$7.04	$10.21	$4.74
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$13,700	$20,758	$9,879
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	41	31	30
Net income allocated to common shareholders for diluted EPS	$13,741	$20,789	$9,909
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$1,946.7	$2,033.0	$2,085.8
Effect of dilutive securities
Options(3)	—	—	0.1
Other employee plans	17.6	16.4	13.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	1,964.3	2,049.4	2,099.0
Diluted earnings per share(2)
Income from continuing operations	$7.11	$10.14	$4.73
Discontinued operations	(0.12)	—	(0.01)
Net income per share—diluted	$7.00	$10.14	$4.72

(1)See Note 21 for the potential future impact of preferred stock dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)During 2022 and 2021, there were no weighted-average options outstanding. During 2020, weighted-average options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $56.25 per share was anti-dilutive.
(4)Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2022	2021
Securities purchased under agreements to resell	$291,272	$236,252
Deposits paid for securities borrowed	74,165	91,042
Total, net(1)	$365,437	$327,294
Allowance for credit losses on securities purchased and borrowed(2)	(36)	(6)
Total, net of allowance	$365,401	$327,288

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2022	2021
Securities sold under agreements to repurchase	$183,827	$174,255
Deposits received for securities loaned	18,617	17,030
Total, net(1)	$202,444	$191,285

(1)     The above tables do not include securities-for-securities lending transactions of $4.4 billion and $3.6 billion at December 31, 2022 and 2021, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)    See Note 15 for further information.

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
A substantial portion of the resale and repurchase agreements is recorded at fair value as the Company elected the fair value option, as described in Notes 25 and 26. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
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
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 26. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and posts or obtains additional collateral in order to maintain contractual margin protection.

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

	As of December 31, 2022
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$403,663	$112,391	$291,272	$204,077	$87,195
Deposits paid for securities borrowed	88,817	14,652	74,165	13,844	60,321
Total	$492,480	$127,043	$365,437	$217,921	$147,516

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$296,218	$112,391	$183,827	$71,635	$112,192
Deposits received for securities loaned	33,269	14,652	18,617	2,542	16,075
Total	$329,487	$127,043	$202,444	$74,177	$128,267

	As of December 31, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$367,594	$131,342	$236,252	$205,349	$30,903
Deposits paid for securities borrowed	107,041	15,999	91,042	17,326	73,716
Total	$474,635	$147,341	$327,294	$222,675	$104,619

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$305,597	$131,342	$174,255	$85,184	$89,071
Deposits received for securities loaned	33,029	15,999	17,030	2,868	14,162
Total	$338,626	$147,341	$191,285	$88,052	$103,233

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2022
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$138,710	$86,819	$25,119	$45,570	$296,218
Deposits received for securities loaned	25,388	267	2,121	5,493	33,269
Total	$164,098	$87,086	$27,240	$51,063	$329,487

	As of December 31, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$127,679	$93,257	$32,908	$51,753	$305,597
Deposits received for securities loaned	23,387	6	1,392	8,244	33,029
Total	$151,066	$93,263	$34,300	$59,997	$338,626

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2022
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$99,979	$106	$100,085
State and municipal securities	1,911	—	1,911
Foreign government securities	123,826	13	123,839
Corporate bonds	14,308	45	14,353
Equity securities	9,749	33,096	42,845
Mortgage-backed securities	36,225	—	36,225
Asset-backed securities	1,755	—	1,755
Other	8,465	9	8,474
Total	$296,218	$33,269	$329,487

	As of December 31, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$85,861	$90	$85,951
State and municipal securities	1,053	—	1,053
Foreign government securities	133,352	212	133,564
Corporate bonds	20,398	152	20,550
Equity securities	25,653	32,517	58,170
Mortgage-backed securities	33,573	—	33,573
Asset-backed securities	1,681	—	1,681
Other	4,026	58	4,084
Total	$305,597	$33,029	$338,626

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2022	2021
Receivables from customers	$15,462	$26,403
Receivables from brokers, dealers and clearing organizations	38,730	27,937
Total brokerage receivables(1)	$54,192	$54,340
Payables to customers	$55,747	$52,158
Payables to brokers, dealers and clearing organizations	13,471	9,272
Total brokerage payables(1)	$69,218	$61,430

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2022	2021
Debt securities available-for-sale (AFS)	$249,679	$288,522
Debt securities held-to-maturity (HTM)(1)	268,863	216,963
Marketable equity securities carried at fair value(2)	429	543
Non-marketable equity securities carried at fair value(2)(5)	466	489
Non-marketable equity securities measured using the measurement alternative(3)	1,676	1,413
Non-marketable equity securities carried at cost(4)	5,469	4,892
Total investments(6)	$526,582	$512,822

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
(5)Includes $27 million and $145 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at December 31, 2022 and 2021, respectively.
(6)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the years ended December 31, 2022 and 2021.

The following table presents interest and dividend income on investments:

In millions of dollars	2022	2021	2020
Taxable interest	$10,643	$6,975	$7,554
Interest exempt from U.S. federal income tax	348	279	301
Dividend income	223	134	134
Total interest and dividend income on investments	$11,214	$7,388	$7,989

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

In millions of dollars	2022	2021	2020
Gross realized investment gains	$323	$860	$1,895
Gross realized investment losses	(256)	(195)	(139)
Net realized gains on sales of investments	$67	$665	$1,756

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	December 31, 2022					December 31, 2021
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)	$12,009	$8	$755	$—	$11,262	$33,064	$453	$301	$—	$33,216
Residential	488	—	3	—	485	380	1	1	—	380
Commercial	2	—	—	—	2	25	—	—	—	25
Total mortgage-backed securities	$12,499	$8	$758	$—	$11,749	$33,469	$454	$302	$—	$33,621
U.S. Treasury and federal agency securities
U.S. Treasury	$94,732	$50	$2,492	$—	$92,290	$122,669	$615	$844	$—	$122,440
Agency obligations	—	—	—	—	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$94,732	$50	$2,492	$—	$92,290	$122,669	$615	$844	$—	$122,440
State and municipal(2)	$2,363	$19	$159	$—	$2,223	$2,643	$79	$101	$—	$2,621
Foreign government	135,648	569	2,940	—	133,277	119,426	337	1,023	—	118,740
Corporate	5,146	19	246	3	4,916	5,972	33	77	8	5,920
Asset-backed securities(1)	1,022	12	4	—	1,030	304	—	1	—	303
Other debt securities	4,198	1	5	—	4,194	4,880	1	4	—	4,877
Total debt securities AFS	$255,608	$678	$6,604	$3	$249,679	$289,363	$1,519	$2,352	$8	$288,522

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 22 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)In 2022, Citibank transferred $21.5 billion of agency residential mortgage-backed securities and $165 million of municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities and bonds were in an unrealized loss position of $2.3 billion and $12 million, respectively. The loss amounts will remain in AOCI and will be amortized over the remaining life of the securities and bonds.

At December 31, 2022, the amortized cost of AFS fixed income securities for those in a loss position exceeded their fair value by $6,604 million. Of the $6,604 million, $3,997 million represented unrealized losses on fixed income investments that have been in a gross unrealized loss position for less than a year and, of these, 73% were rated investment grade; and $2,607 million represented unrealized losses on fixed income investments that have been in a gross unrealized loss position for a year or more and, of these, 99% were rated investment grade. Of the $2,607 million, $1,491 million represents U.S. Treasury and federal agency securities.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2022
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$7,908	$412	$3,290	$343	$11,198	$755
Residential	158	3	1	—	159	3
Commercial	1	—	1	—	2	—
Total mortgage-backed securities	$8,067	$415	$3,292	$343	$11,359	$758
U.S. Treasury and federal agency securities
U.S. Treasury	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
State and municipal	$896	$31	$707	$128	$1,603	$159
Foreign government	82,900	2,332	14,220	608	97,120	2,940
Corporate	3,082	209	784	37	3,866	246
Asset-backed securities	708	4	—	—	708	4
Other debt securities	2,213	5	—	—	2,213	5
Total debt securities AFS	$138,567	$3,997	$53,695	$2,607	$192,262	$6,604
December 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,039	$270	$698	$31	$17,737	$301
Residential	96	1	1	—	97	1
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$17,135	$271	$699	$31	$17,834	$302
U.S. Treasury and federal agency securities
U.S. Treasury	$56,448	$713	$6,310	$131	$62,758	$844
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$56,448	$713	$6,310	$131	$62,758	$844
State and municipal	$229	$3	$874	$98	$1,103	$101
Foreign government	64,319	826	9,924	197	74,243	1,023
Corporate	2,655	77	22	—	2,677	77
Asset-backed securities	108	1	—	—	108	1
Other debt securities	3,439	4	—	—	3,439	4
Total debt securities AFS	$144,333	$1,895	$17,829	$457	$162,162	$2,352

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31,
	2022			2021
In millions of dollars	Amortized cost	Fair value	Weighted average yield(1)	Amortized cost	Fair value	Weighted average yield(1)
Mortgage-backed securities(2)
Due within 1 year	$42	$44	2.02%	$188	$189	0.79%
After 1 but within 5 years	523	513	2.31	211	211	1.07
After 5 but within 10 years	468	440	3.46	523	559	3.41
After 10 years	11,466	10,752	3.46	32,547	32,662	2.73
Total	$12,499	$11,749	3.41%	$33,469	$33,621	2.72%
U.S. Treasury and federal agency securities
Due within 1 year	$25,935	$25,829	2.81%	$34,321	$34,448	1.05%
After 1 but within 5 years	68,455	66,166	1.17	87,987	87,633	0.81
After 5 but within 10 years	342	295	2.53	361	359	1.42
After 10 years	—	—	—	—	—	—
Total	$94,732	$92,290	1.62%	$122,669	$122,440	0.87%
State and municipal
Due within 1 year	$19	$18	1.79%	$40	$40	2.09%
After 1 but within 5 years	94	92	3.07	121	124	3.16
After 5 but within 10 years	305	302	3.55	156	161	3.18
After 10 years	1,945	1,811	3.51	2,326	2,296	3.15
Total	$2,363	$2,223	3.49%	$2,643	$2,621	3.14%
Foreign government
Due within 1 year	$64,795	$64,479	4.25%	$49,263	$49,223	2.53%
After 1 but within 5 years	67,935	66,150	4.80	64,555	63,961	3.14
After 5 but within 10 years	2,491	2,250	2.86	3,736	3,656	1.72
After 10 years	427	398	3.80	1,872	1,900	1.52
Total	$135,648	$133,277	4.50%	$119,426	$118,740	2.82%
All other(3)
Due within 1 year	$4,452	$4,441	1.52%	$5,175	$5,180	0.94%
After 1 but within 5 years	5,162	4,988	4.82	5,177	5,149	1.91
After 5 but within 10 years	695	693	11.35	750	750	2.08
After 10 years	57	18	3.81	54	21	4.28
Total	$10,366	$10,140	3.83%	$11,156	$11,100	1.48%
Total debt securities AFS	$255,608	$249,679	3.34%	$289,363	$288,522	1.94%

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
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2022
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$90,063	$58	$10,033	$80,088
Non-U.S. residential	445	—	—	445
Commercial	1,114	5	1	1,118
Total mortgage-backed securities	$91,622	$63	$10,034	$81,651
U.S. Treasury securities	$134,961	$—	$13,722	$121,239
State and municipal(4)	9,237	34	764	8,507
Foreign government	2,075	—	93	1,982
Asset-backed securities(2)	30,968	4	703	30,269
Total debt securities HTM, net	$268,863	$101	$25,316	$243,648
December 31, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$63,885	$1,076	$925	$64,036
Non-U.S. residential	736	3	—	739
Commercial	1,070	4	2	1,072
Total mortgage-backed securities	$65,691	$1,083	$927	$65,847
U.S. Treasury securities	$111,819	$30	$1,632	$110,217
State and municipal	8,923	589	12	9,500
Foreign government	1,651	4	36	1,619
Asset-backed securities(2)	28,879	8	32	28,855
Total debt securities HTM, net	$216,963	$1,714	$2,639	$216,038

(1)Amortized cost is reported net of ACL of $120 million and $87 million at December 31, 2022 and December 31, 2021, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 22 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(3)In 2022, Citibank transferred $21.5 billion of agency residential mortgage-backed securities and $165 million of municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities and bonds were in an unrealized loss position of $2.3 billion and $12 million, respectively. The loss amounts will remain in AOCI and will be amortized over the remaining life of the securities and bonds.

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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31,
	2022			2021
In millions of dollars	Amortized cost(1)	Fair value	Weighted average yield(2)	Amortized cost(1)	Fair value	Weighted average yield(2)
Mortgage-backed securities
Due within 1 year	$27	$27	2.93%	$152	$151	1.70%
After 1 but within 5 years	520	505	3.84	684	725	3.01
After 5 but within 10 years	1,496	1,374	2.74	1,655	1,739	2.74
After 10 years	89,579	79,745	2.89	63,200	63,232	2.55
Total	$91,622	$81,651	2.90%	$65,691	$65,847	2.56%
U.S. Treasury securities
Due within 1 year	$3,148	$3,017	0.18%	$—	$—	—%
After 1 but within 5 years	86,617	79,104	1.04	65,498	64,516	0.69
After 5 but within 10 years	45,196	39,118	1.16	46,321	45,701	1.15
After 10 years	—	—	—	—	—	—
Total	$134,961	$121,239	1.06%	$111,819	$110,217	0.88%
State and municipal
Due within 1 year	$22	$21	2.73%	$51	$50	3.82%
After 1 but within 5 years	102	100	2.99	166	170	2.82
After 5 but within 10 years	1,002	967	3.16	908	951	3.23
After 10 years	8,111	7,419	3.32	7,798	8,329	2.65
Total	$9,237	$8,507	3.30%	$8,923	$9,500	2.72%
Foreign government
Due within 1 year	$143	$139	10.83%	$292	$291	7.86%
After 1 but within 5 years	1,932	1,843	9.94	1,359	1,328	6.30
After 5 but within 10 years	—	—	—	—	—	—
After 10 years	—	—	—	—	—	—
Total	$2,075	$1,982	10.00%	$1,651	$1,619	6.58%
All other(3)
Due within 1 year	$—	$—	—%	$—	$—	—%
After 1 but within 5 years	—	—	—	—	—	—
After 5 but within 10 years	11,751	11,583	2.81	11,520	11,515	2.78
After 10 years	19,217	18,686	1.53	17,359	17,340	1.34
Total	$30,968	$30,269	2.02%	$28,879	$28,855	1.92%
Total debt securities HTM	$268,863	$243,648	1.94%	$216,963	$216,038	1.65%

(1)Amortized cost is reported net of ACL of $120 million and $87 million at December 31, 2022 and 2021, respectively.
(2)Weighted average yields are weighted based on the amortized cost of each security. The average yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effects of any related hedging derivatives.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual
Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at December 31, 2022 and 2021.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of December 31, 2022 and 2021.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of December 31, 2022.

Agency Mortgage-Backed Securities
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
For AFS state and municipal bonds with unrealized losses that Citi plans to sell or would more-likely-than-not be required to sell prior to recovery of value, the full impairment is recognized in earnings. For AFS state and municipal bonds where Citi has no intent to sell and it is not more-likely-than-not that the Company will be required to sell, Citi records an allowance for expected credit losses for the amount it expects not to collect, capped at the difference between the bond’s amortized cost basis and fair value.

Equity Method Investments
Management assesses equity method investments that have fair values that are less than their respective carrying values for other-than-temporary impairment (OTTI). Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 25).
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

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

		Year ended
In millions of dollars	2022	2021	2020
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	360	181	109
Total impairment losses recognized in earnings	$360	$181	$109

The following presents the credit-related impairments recognized in earnings for AFS securities held that the Company does not intend to sell nor will likely be required to sell at December 31, 2022 and 2021:

Allowance for Credit Losses on AFS Debt Securities

	Year ended December 31, 2022
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$8	$8
Gross write-offs	—	—	—	—	—	—
Gross recoveries	—	—	—	—	5	5
Net credit losses (NCLs)	$—	$—	$—	$—	$5	$5
NCLs	$—	$—	$—	$—	$(5)	$(5)
Credit losses on securities without previous credit losses	—	—	—	—	2	2
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	(2)	(2)
Total provision for credit losses	$—	$—	$—	$—	$(5)	$(5)
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses at end of year	$—	$—	$—	$—	$3	$3

	Year ended December 31, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$5	$5
Gross write-offs	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	3	3
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$3	$3
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses at end of year	$—	$—	$—	$—	$8	$8

	Year ended December 31, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$—	$—
Gross write-offs	—	—	—	—	—	—
Gross recoveries	—	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$—	$2	$2
NCLs	$—	$—	$—	$—	$(2)	$(2)
Credit losses on securities without previous credit losses	—	—	—	3	5	8
Net reserve builds (releases) on securities with previous credit losses	—	—	—	(3)	—	(3)
Total provision for credit losses	$—	$—	$—	$—	$3	$3
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses at end of year	$—	$—	$—	$—	$5	$5

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at December 31, 2022 and 2021:

In millions of dollars	December 31, 2022	December 31, 2021
Measurement alternative:
Carrying value	$1,676	$1,413

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Years ended December 31,
In millions of dollars	2022	2021
Measurement alternative(1):
Impairment losses	$139	$25
Downward changes for observable prices	3	—
Upward changes for observable prices	177	406

(1)     See Note 25 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2022
Measurement alternative:
Impairment losses	$219
Downward changes for observable prices	6
Upward changes for observable prices	867

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2022 and 2021, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

14.  LOANS

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

Corporate Loans
Corporate loans represent loans and leases managed by ICG and the Mexico SBMM component of Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2022	December 31, 2021
In North America offices(1)
Commercial and industrial	$56,176	$48,364
Financial institutions	43,399	49,804
Mortgage and real estate(2)	17,829	15,965
Installment and other	23,767	20,143
Lease financing	308	415
Total	$141,479	$134,691
In offices outside North America(1)
Commercial and industrial	$93,967	$102,735
Financial institutions	21,931	22,158
Mortgage and real estate(2)	4,179	4,374
Installment and other	23,347	22,812
Lease financing	46	40
Governments and official institutions	4,205	4,423
Total	$147,675	$156,542
Corporate loans, net of unearned income(3)(4)(5)	$289,154	$291,233

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of $($797) million and ($770) million at December 31, 2022 and 2021, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(4)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet.
(5)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the years ended December 31, 2022 and 2021, respectively.

The Company sold and/or reclassified to held-for-sale $5.0 billion and $5.9 billion of corporate loans during the years ended December 31, 2022 and 2021, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2022 or 2021.

Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $0.4 billion of lease financing receivables, as of December 31, 2022, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Interest income on direct financing and leveraged leases during the year ended December 31, 2022 was not material.
The Company’s operating leases, where Citi is a lessor, are not significant to the Consolidated Financial Statements.

Delinquency Status
Citi generally does not manage corporate loans on a delinquency basis. Corporate loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type.

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2022

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$763	$594	$1,357	$860	$145,586	$147,803
Financial institutions	233	102	335	152	64,420	64,907
Mortgage and real estate	30	12	42	33	21,874	21,949
Lease financing	—	1	1	10	343	354
Other	145	18	163	67	48,788	49,018
Loans at fair value						5,123
Total	$1,171	$727	$1,898	$1,122	$281,011	$289,154

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$1,072	$239	$1,311	$1,263	$144,430	$147,004
Financial institutions	320	166	486	2	71,279	71,767
Mortgage and real estate	1	1	2	136	20,153	20,291
Lease financing	—	—	—	14	441	455
Other	77	19	96	138	45,412	45,646
Loans at fair value						6,070
Total	$1,470	$425	$1,895	$1,553	$281,715	$291,233

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
(4)The Total loans column includes loans at fair value, which are not included in the various delinquency columns, and therefore the tables’ total rows will not cross-foot.

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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2022
In millions of dollars	2022	2021	2020	2019	2018	Prior
Investment grade(3)
Commercial and industrial(4)	$50,086	$5,716	$2,454	$2,348	$1,129	$1,776	$38,359	$101,868
Financial institutions(4)	13,547	3,174	813	593	284	713	37,463	56,587
Mortgage and real estate	7,321	3,876	3,379	1,205	577	775	152	17,285
Other(5)	12,257	1,171	494	148	688	3,496	26,807	45,061
Total investment grade	$83,211	$13,937	$7,140	$4,294	$2,678	$6,760	$102,781	$220,801
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$21,877	$3,114	$1,371	$800	$661	$402	$16,850	$45,075
Financial institutions(4)	5,110	626	247	65	36	11	2,073	8,168
Mortgage and real estate	1,081	989	470	556	562	501	472	4,631
Other(5)	1,938	360	466	107	7	64	1,292	4,234
Non-accrual
Commercial and industrial(4)	80	31	90	53	44	83	479	860
Financial institutions	41	35	—	—	—	—	76	152
Mortgage and real estate	2	11	—	—	2	18	—	33
Other(5)	7	26	1	8	10	9	16	77
Total non-investment grade	$30,136	$5,192	$2,645	$1,589	$1,322	$1,088	$21,258	$63,230
Loans at fair value(6)								$5,123
Corporate loans, net of unearned income	$113,347	$19,129	$9,785	$5,883	$4,000	$7,848	$124,039	$289,154

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$42,422	$5,529	$4,642	$3,757	$2,911	$8,392	$30,588	$98,241
Financial institutions(4)	12,862	1,678	1,183	1,038	419	1,354	43,630	62,164
Mortgage and real estate	2,423	3,660	3,332	2,015	1,212	1,288	141	14,071
Other(5)	9,037	3,099	1,160	2,789	330	4,601	18,727	39,743
Total investment grade	$66,744	$13,966	$10,317	$9,599	$4,872	$15,635	$93,086	$214,219
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,783	$2,281	$2,343	$2,024	$1,412	$3,981	$18,676	$47,500
Financial institutions(4)	4,325	347	567	101	71	511	3,679	9,601
Mortgage and real estate	1,275	869	1,228	1,018	493	586	615	6,084
Other(5)	1,339	349	554	364	119	245	3,236	6,206
Non-accrual
Commercial and industrial(4)	53	119	64	104	94	117	712	1,263
Financial institutions	—	—	—	—	—	—	2	2
Mortgage and real estate	11	8	2	49	10	25	31	136
Other(5)	19	5	19	19	—	90	—	152
Total non-investment grade	$23,805	$3,978	$4,777	$3,679	$2,199	$5,555	$26,951	$70,944
Loans at fair value(6)								6,070
Corporate loans, net of unearned income	$90,549	$17,944	$15,094	$13,278	$7,071	$21,190	$120,037	$291,233

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

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	At and for the year ended December 31, 2022
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$860	$1,440	$268	$1,210	$56
Financial institutions	152	205	51	115	—
Mortgage and real estate	33	33	4	85	4
Lease financing	10	10	—	12	—
Other	67	89	—	111	6
Total non-accrual corporate loans	$1,122	$1,777	$323	$1,533	$66

	At and for the year ended December 31, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,263	$1,858	$198	$1,839	$37
Financial institutions	2	55	—	4	—
Mortgage and real estate	136	285	10	163	—
Lease financing	14	14	—	21	—
Other	138	165	4	134	17
Total non-accrual corporate loans	$1,553	$2,377	$212	$2,161	$54

	December 31, 2022		December 31, 2021
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$583	$268	$637	$198
Financial institutions	149	51	—	—
Mortgage and real estate	33	4	29	10
Other	—	—	37	4
Total non-accrual corporate loans with specific allowances	$765	$323	$703	$212
Non-accrual corporate loans without specific allowances
Commercial and industrial	$277		$626
Financial institutions	3		2
Mortgage and real estate	—		107
Lease financing	10		14
Other	67		101
Total non-accrual corporate loans without specific allowances	$357	N/A	$850	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the year ended December 31, 2020 was $35 million.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the year ended December 31, 2022

In millions of dollars	Carrying value of TDRs modified during the year	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$61	$—	$—	$61
Mortgage and real estate	2	1	—	1
Other	30	—		30
Total	$93	$1	$—	$92

For the year ended December 31, 2021(1)

In millions of dollars	Carrying value of TDRs modified during the year	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$82	$—	$—	$82
Mortgage and real estate	4	—	—	4
Other	6	—		6
Total	$92	$—	$—	$92

(1)The 2021 table does not include loan modifications that meet the TDR relief criteria in the CARES Act or the interagency guidance.
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

In millions of dollars	TDR balances at December 31, 2022	TDR loans that re-defaulted in 2022 within one year of modification	TDR balances at December 31, 2021	TDR loans that re-defaulted in 2020 within one year of modification
Commercial and industrial	$85	$—	$236	$—
Mortgage and real estate	13	—	20	—
Other	12	—	28	—
Total(1)	$110	$—	$284	$—

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
•Credit cards in North America offices primarily represent unsecured credit card lending to customers of Branded cards and Retail services.
•Personal, small business and other loans in North America are primarily composed of classifiably managed loans to customers of Global Wealth (mostly within the Private bank) who are typically high credit quality borrowers that historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.
•Residential mortgage loans in offices outside North America primarily represent secured mortgage lending to customers of Global Wealth (primarily Private bank and Citigold) as well as customers of Legacy Franchises.
•Credit cards in offices outside North America primarily represent unsecured credit card lending to customers of Legacy Franchises, primarily in Asia and Mexico.
•Personal, small business and other loans in offices outside North America are primarily composed of secured and unsecured loans to customers of PBWM and Legacy Franchises. A significant portion of PBWM loans is classifiably managed and represents loans to high credit quality Private bank customers who historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2022

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(6)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(7)
Residential first mortgages(8)	$95,023	$421	$316	$279	$96,039	$86	$434	$520	$163
Home equity loans(9)(10)	4,407	38	135	—	4,580	51	151	202	—
Credit cards	147,717	1,511	1,415	—	150,643	—	—	—	1,415
Personal, small business and other(11)	37,635	88	22	7	37,752	3	23	26	11
Total	$284,782	$2,058	$1,888	$286	$289,014	$140	$608	$748	$1,589
In offices outside North America(7)
Residential mortgages(8)	$27,946	$62	$106	$—	$28,114	$—	$305	$305	$13
Credit cards	12,659	147	149	—	12,955	—	127	127	56
Personal, small business and other(11)	37,869	105	10	—	37,984	—	137	137	—
Total	$78,474	$314	$265	$—	$79,053	$—	$569	$569	$69
Total Citigroup(12)(13)	$363,256	$2,372	$2,153	$286	$368,067	$140	$1,177	$1,317	$1,658

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)(5)	≥ 90 days past due(3)(4)(5)	Past due government guaranteed(5)(6)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(7)
Residential first mortgages(8)	$82,087	$381	$499	$394	$83,361	$134	$559	$693	$282
Home equity loans(9)(10)	5,546	43	156	—	5,745	64	221	285	—
Credit cards	132,050	947	871	—	133,868	—	—	—	871
Personal, small business and other(14)	40,533	126	16	38	40,713	2	70	72	30
Total	$260,216	$1,497	$1,542	$432	$263,687	$200	$850	$1,050	$1,183
In offices outside North America(7)
Residential mortgages(8)	$37,566	$165	$158	$—	$37,889	$—	$409	$409	$10
Credit cards	17,428	192	188	—	17,808	—	140	140	133
Personal, small business and other(14)	56,930	145	75	—	57,150	—	227	227	—
Total	$111,924	$502	$421	$—	$112,847	$—	$776	$776	$143
Total Citigroup(13)	$372,140	$1,999	$1,963	$432	$376,534	$200	$1,626	$1,826	$1,326

(1)Loans less than 30 days past due are presented as current.
(2)Includes $237 million and $12 million at December 31, 2022 and 2021, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes $31.5 billion and $17.8 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at December 31, 2022. Excludes $35.3 billion and $24.5 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at December 31, 2021.
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
(6)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.2 billion and $0.3 billion at December 31, 2022 and 2021, respectively.
(7)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(8)Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.8 billion of residential mortgages outside North America related to the Global Wealth business at December 31, 2022. Includes approximately $0.1 billion and $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.8 billion of residential mortgages outside North America related to the Global Wealth business at December 31, 2021.
(9)Includes approximately $0.1 billion and $0.1 billion at December 31, 2022 and 2021, respectively, of home equity loans in process of foreclosure in North America.
(10)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(11)Includes loans related to the Global Wealth business: $34.0 billion in North America, approximately $31.5 billion of which are classifiably managed, and as of December 31, 2022 approximately 98% were rated investment grade; and $26.6 billion outside North America, approximately $17.8 billion of which are classifiably managed, and as of December 31, 2022 approximately 94% were rated investment grade. The classifiably managed portion of these loans is shown as “current” because the delinquency status is not applicable, since these loans are primarily evaluated for credit risk based on their internal risk classification.
(12)Not included in the balances above is approximately $1 billion of accrued interest receivable at December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees). When a loan becomes non-accrual or, if not subject to a non-accrual policy, is charged-off per the Company’s charge-off policy, any accrued interest receivable is also reversed against the interest income. During the years ended December 31, 2022 and 2021, the Company reversed accrued interest of approximately $0.6 billion and $0.8 billion, respectively, primarily related to credit card loans.
(13)Consumer loans were net of unearned income of $712 million and $629 million at December 31, 2022 and 2021, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(14)Includes loans related to the Global Wealth business: $37.9 billion in North America, approximately $35.3 billion of which are classifiably managed, and as of December 31, 2021 approximately 95% were rated investment grade; and $34.6 billion outside North America, approximately $24.5 billion of which are classifiably managed, and as of December 31, 2021 approximately 94% were rated investment grade. The classifiably managed portion of these loans is shown as “current” because the delinquency status is not applicable, since these loans are primarily evaluated for credit risk based on their internal risk classification.

Interest Income Recognized for Non-Accrual Consumer Loans

	For the years ended December 31,
In millions of dollars	2022	2021
In North America offices(1)
Residential first mortgages	$12	$13
Home equity loans	5	7
Credit cards	—	—
Personal, small business and other	2	—
Total	$19	$20
In offices outside North America(1)
Residential mortgages	$4	$1
Credit cards	—	—
Personal, small business and other	4	—
Total	$8	$1
Total Citigroup	$27	$21

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the years ended December 31, 2022 and 2021, the Company sold and/or reclassified to HFS $582 million and $1,473 million of consumer loans, respectively. Loans held by a business for sale are not included in the above. The Company did not have significant purchases of consumer loans classified as held-for-investment during the years ended December 31, 2022 and 2021. See Note 2 for additional information regarding Citigroup’s businesses for sale.

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
For Citi’s $80.5 billion and $114.3 billion in the consumer loan portfolio outside of the U.S. as of December 31, 2022 and 2021, respectively, various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (for additional information on loans outside of the U.S., see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)(2)	December 31, 2022
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2022	$691	$7,530	$12,928
2021	639	5,933	12,672
2020	431	4,621	10,936
2019	321	2,505	5,445
2018	302	1,072	1,899
Prior	2,020	6,551	12,649
Total residential first mortgages	$4,404	$28,212	$56,529		$6,894	$96,039
Home equity line of credit (pre-reset)	$552	$1,536	$1,876
Home equity line of credit (post-reset)	62	65	40
Home equity term loans	106	151	117
2022	—	—	—
2021	—	1	1
2020	1	2	2
2019	1	2	2
2018	1	2	1
Prior	103	144	111
Total home equity loans	$720	$1,752	$2,033		$75	$4,580
Credit cards	$27,901	$58,213	$60,896
Revolving loans converted to term loans(5)	766	354	54
Total credit cards(6)	$28,667	$58,567	$60,950		$1,914	$150,098
Personal, small business and other
2022	$247	$546	$800
2021	96	170	210
2020	15	20	30
2019	21	23	28
2018	10	10	9
Prior	126	190	144
Total personal, small business and other(7)(8)	$515	$959	$1,221	$31,478	2,639	$36,812
Total	$34,306	$89,490	$120,733	$31,478	$11,522	$287,529

FICO score distribution—U.S. portfolio(1)(2)	December 31, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2021	$626	$6,729	$12,349
2020	508	5,102	12,153
2019	373	3,074	6,167
2018	394	1,180	2,216
2017	343	1,455	2,568
Prior	2,053	6,540	12,586
Total residential first mortgages	$4,297	$24,080	$48,039		$6,945	$83,361
Home equity line of credit (pre-reset)	$659	$1,795	$2,506
Home equity line of credit (post-reset)	75	72	37
Home equity term loans	168	210	156
2021	—	1	1
2020	—	3	2
2019	1	2	2
2018	1	2	1
2017	1	2	2
Prior	165	201	149
Total home equity loans	$902	$2,077	$2,699		$67	$5,745
Credit cards	$22,342	$52,481	$55,076
Revolving loans converted to term loans(5)	773	426	61
Total credit cards(6)	$23,115	$52,907	$55,137		$2,192	$133,351
Personal, small business and other
2021	$59	$201	$319
2020	22	41	64
2019	42	53	68
2018	34	35	37
2017	7	8	9
Prior	120	179	143
Total personal, small business and other(7)(8)	$284	$517	$640	$35,324	$3,041	$39,806
Total	$28,598	$79,581	$106,515	$35,324	$12,245	$262,263

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
(3)These personal, small business and other loans without a FICO score available include $31.5 billion and $35.3 billion of Private bank loans as of December 31, 2022 and 2021, respectively, which are classifiably managed within Global Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of December 31, 2022 and 2021, approximately 98% and 95% of these loans, respectively, were rated investment grade.
(4)FICO scores not available related to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(5)Not included in the tables above are $75 million and $313 million of revolving credit card loans outside of the U.S. that were converted to term loans as of December 31, 2022 and 2021, respectively.
(6)Excludes $545 million and $517 million of balances related to Canada for December 31, 2022 and 2021, respectively.
(7)Excludes $940 million and $907 million of balances related to Canada for December 31, 2022 and 2021, respectively.
(8)Includes approximately $67 million and $74 million of personal revolving loans that were converted to term loans for December 31, 2022 and 2021, respectively.

Loan to Value (LTV) Ratios—U.S. Consumer Mortgages
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

LTV distribution—U.S. portfolio	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2022	$15,644	$6,497	$40
2021	19,104	1,227	33
2020	16,935	267	1
2019	8,789	140	23
2018	3,598	74	9
Prior	22,367	132	74
Total residential first mortgages	$86,437	$8,337	$180	$1,085	$96,039
Home equity loans (pre-reset)	$3,677	$36	$56
Home equity loans (post-reset)	627	12	27
Total home equity loans	$4,304	$48	$83	$145	$4,580
Total	$90,741	$8,385	$263	$1,230	$100,619

LTV distribution—U.S. portfolio	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2021	$18,107	$2,723	$34
2020	18,715	446	—
2019	10,047	269	29
2018	4,117	136	11
2017	4,804	103	4
Prior	22,161	128	14
Total residential first mortgages	$77,951	$3,805	$92	$1,513	$83,361
Home equity loans (pre-reset)	$2,637	$46	$69
Home equity loans (post-reset)	2,751	52	32
Total home equity loans	$5,388	$98	$101	$158	$5,745
Total	$83,339	$3,903	$193	$1,671	$89,106

(1)Residential first mortgages with no LTV information available are primarily due to government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2022	$3,106	$975	$294
2021	4,144	964	273
2020	3,293	502	25
2019	3,048	92	1
2018	2,074	48	—
Prior	9,201	36	7
Total	$24,866	$2,617	$600	$31	$28,114

LTV distribution—outside of U.S. portfolio(1)	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2021	$6,334	$989	$—
2020	5,996	292	—
2019	5,293	116	1
2018	3,729	32	—
2017	2,739	38	—
Prior	12,190	102	14
Total	$36,281	$1,569	$15	$24	$37,889

(1)Mortgage portfolios outside of the U.S. are primarily in Global Wealth. As of December 31, 2022 and 2021, mortgage portfolios outside of the U.S. have an average LTV of approximately 51% and 46%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2022	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q22 NCL ratio
Residential mortgages(3)	$28,114	$—	$28,114	0.22%	0.38%	0.10%
Credit cards	12,955	—	12,955	1.13	1.15	3.18
Personal, small business and other(4)	37,984	17,762	20,222	0.52	0.05	0.76
Total	$79,053	$17,762	$61,291	0.51%	0.43%	0.91%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2021	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q21 NCL ratio
Residential mortgages(3)	$37,889	$—	$37,889	0.44%	0.42%	0.08%
Credit cards	17,808	—	17,808	1.08	1.06	3.06
Personal, small business and other(4)	57,150	24,482	32,668	0.44	0.23	0.72
Total	$112,847	$24,482	$88,365	0.57%	0.48%	0.88%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of December 31, 2022 and 2021, approximately 94% and 94% of these loans, respectively, were rated investment grade.
(3)    Includes $19.8 billion and $19.8 billion as of December 31, 2022 and 2021, respectively, of residential mortgages related to the Global Wealth business.
(4)    Includes $26.6 billion and $34.6 billion as of December 31, 2022 and 2021, respectively, of loans related to the Global Wealth business.

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
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2022
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(5)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,305	$1,430	$58	$1,283	$115
Home equity loans	254	322	—	261	10
Credit cards	1,255	1,256	491	1,246	62
Personal, small business and other	107	108	47	120	18
Total	$2,921	$3,116	$596	$2,910	$205

	At and for the year ended December 31, 2021
In millions of dollars	Recorded investment (1)(2)	Unpaid principal balance	Related specific allowance(3)(4)	Average carrying value(5)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,521	$1,595	$87	$1,564	$88
Home equity loans	191	344	(1)	336	9
Credit cards	1,582	1,609	594	1,795	116
Personal, small business and other	454	461	133	505	52
Total	$3,748	$4,009	$813	$4,200	$265

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For December 31, 2022, $152 million of residential first mortgages and $73 million of home equity loans do not have a specific allowance. For December 31, 2021, $190 million of residential first mortgages and $94 million of home equity loans do not have a specific allowance because they are accounted for based on collateral value, and that value is in excess of the outstanding loan balance.
(3)Included in the Allowance for credit losses on loans.
(4)The negative allowance on home equity loans resulted from expected recoveries on previously written-off accounts.
(5)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(6)    Includes amounts recognized on both an accrual and cash basis.

Consumer Troubled Debt Restructurings

	For the year ended December 31, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
In North America offices(7)
Residential first mortgages	1,133	$263	$—	$—	$—	—%
Home equity loans	451	40	—	—	—	—
Credit cards	176,252	775	—	—	—	18
Personal, small business and other	575	7	—	—	—	5
Total(8)	178,411	$1,085	$—	$—	$—
In offices outside North America(7)
Residential mortgages	683	$21	$—	$—	$—	—%
Credit cards	16,006	68	—	—	1	25
Personal, small business and other	2,432	29	—	—	1	8
Total(8)	19,121	$118	$—	$—	$2

	For the year ended December 31, 2021(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(9)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
In North America offices(7)
Residential first mortgages	1,335	$230	$—	$—	$—	1%
Home equity loans	191	19	—	—	—	—
Credit cards	165,098	794	—	—	—	18
Personal, small business and other	1,000	13	—	—	—	3
Total(8)	167,624	$1,056	$—	$—	$—
In offices outside North America(7)
Residential mortgages	1,975	$86	$—	$—	$—	—%
Credit cards	74,202	339	—	—	13	13
Personal, small business and other	28,208	202	—	—	7	10
Total(8)	104,385	$627	$—	$—	$20

(1)The 2021 table does not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $5 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2022. These amounts include $3.8 million of residential first mortgages that were newly classified as TDRs during 2022, based on previously received OCC guidance. The remaining amounts were already classified as TDRs before being discharged in Chapter 7 bankruptcy.
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
(9)    Post-modification balances in North America include $15 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2021. These amounts include $5 million of residential first mortgages that were newly classified as TDRs during 2021, based on previously received OCC guidance. The remaining amounts were already classified as TDRs before being discharged in Chapter 7 bankruptcy.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

	Years ended December 31,
In millions of dollars	2022	2021
In North America offices(1)
Residential first mortgages	$35	$57
Home equity loans	4	8
Credit cards	250	252
Personal, small business and other	1	4
Total	$290	$321
In offices outside North America(1)
Residential mortgages	$10	$38
Credit cards	12	152
Personal, small business and other	3	96
Total	$25	$286

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Purchased Credit-Deteriorated Assets

	Years ended December 31,
	2022			2021
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$23	$—	$—	$23	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$23	$—	$—	$23	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

15. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2022	2021	2020
Allowance for credit losses on loans (ACLL) at beginning of year	$16,455	$24,956	$12,783
Adjustments to opening balance(1):
Financial instruments—credit losses (CECL) adoption	—	—	4,201
Variable post-charge-off third-party collection costs	—	—	(443)
Adjusted ACLL at beginning of year	$16,455	$24,956	$16,541
Gross credit losses on loans	$(5,156)	$(6,720)	$(9,263)
Gross recoveries on loans	1,367	1,825	1,652
Net credit losses on loans (NCLs)	$(3,789)	$(4,895)	$(7,611)
Replenishment of NCLs	$3,789	$4,895	$7,611
Net reserve builds (releases) for loans	937	(7,283)	7,635
Net specific reserve builds (releases) for loans	19	(715)	676
Total provision for credit losses on loans (PCLL)	$4,745	$(3,103)	$15,922
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	4
Other, net (see table below)	(437)	(503)	100
ACLL at end of year	$16,974	$16,455	$24,956
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of year(2)	$1,871	$2,655	$1,456
Adjustment to opening balance for CECL adoption(1)	—	—	(194)
Provision (release) for credit losses on unfunded lending commitments	291	(788)	1,446
Other, net(3)	(11)	4	(53)
ACLUC at end of year(2)	$2,151	$1,871	$2,655
Total allowance for credit losses on loans, leases and unfunded lending commitments	$19,125	$18,326	$27,611

Other, net details
In millions of dollars	2022	2021	2020
Sales or transfers of various consumer loan portfolios to HFS(4)
Reclass of Thailand, India, Malaysia, Taiwan, Indonesia, Bahrain and Vietnam consumer ACLL to HFS	$(350)	$—	$—
Reclass of Australia consumer ACLL to HFS	—	(280)	—
Reclass of the Philippines consumer ACLL to HFS	—	(90)	—
Transfer of real estate loan portfolios	—	—	(4)
Reclasses of consumer ACLL to HFS(4)	$(350)	$(370)	$(4)
FX translation and other	(87)	(133)	104
Other, net	$(437)	$(503)	$100

(1)See “Accounting Changes” in Note 1.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)See below for ACL on HTM debt securities and Other assets. 2020 includes a non-provision transfer of $68 million, representing reserves on performance guarantees. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into Other liabilities on the Consolidated Balance Sheet beginning in 2020.
(4)See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2022

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,415	$14,040	$16,455
Gross credit losses on loans	(278)	(4,878)	(5,156)
Gross recoveries on loans	100	1,267	1,367
Replenishment of NCLs	178	3,611	3,789
Net reserve builds (releases)	374	563	937
Net specific reserve builds (releases)	65	(46)	19
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	—	—
Other	1	(438)	(437)
Ending balance	$2,855	$14,119	$16,974
ACLL
Collectively evaluated	$2,532	$13,521	$16,053
Individually evaluated	323	596	919
Purchased credit deteriorated	—	2	2
Total ACLL	$2,855	$14,119	$16,974
Loans, net of unearned income
Collectively evaluated	$282,909	$364,795	$647,704
Individually evaluated	1,122	2,921	4,043
Purchased credit deteriorated	—	114	114
Held at fair value	5,123	237	5,360
Total loans, net of unearned income	$289,154	$368,067	$657,221

2022 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of December 31, 2022 was $19,125 million, an increase from $18,326 million at December 31, 2021. The increase in the allowance for credit losses on loans, leases and unfunded lending commitments was primarily driven by U.S. Cards loan growth and a deterioration in macroeconomic assumptions.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of December 31, 2022 was $14,119 million, an increase from $14,040 million at December 31, 2021. The increase in the ACLL balance was primarily driven by U.S. Cards loan growth and a deterioration in macroeconomic assumptions, partially offset by the reduction in reserves related to COVID-19 uncertainty.

Corporate ACLL
Citi’s total corporate ACLL as of December 31, 2022 was $2,855 million, an increase from $2,415 million at December 31, 2021. The increase in the ACLL balance was primarily driven by a deterioration in macroeconomic assumptions, partially offset by the release of a COVID-19–related uncertainty reserve.

ACLUC
As of December 31, 2022, Citi’s total allowance for credit losses on unfunded lending commitments (ACLUC), included in Other liabilities, was $2,151 million, an increase from $1,871 million at December 31, 2021. The increase in the ACLUC balance was primarily driven by a deterioration in macroeconomic assumptions.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2021

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$4,776	$20,180	$24,956
Gross credit losses on loans	(500)	(6,220)	(6,720)
Gross recoveries on loans	114	1,711	1,825
Replenishment of NCLs	386	4,509	4,895
Net reserve builds (releases)	(2,075)	(5,208)	(7,283)
Net specific reserve builds (releases)	(255)	(460)	(715)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	—	—
Other	(31)	(472)	(503)
Ending balance	$2,415	$14,040	$16,455
ACLL
Collectively evaluated	$2,203	$13,227	$15,430
Individually evaluated	212	813	1,025
Purchased credit deteriorated	—	—	—
Total ACLL	$2,415	$14,040	$16,455
Loans, net of unearned income
Collectively evaluated	$283,610	$372,655	$656,265
Individually evaluated	1,553	3,748	5,301
Purchased credit deteriorated	—	119	119
Held at fair value	6,070	12	6,082
Total loans, net of unearned income	$291,233	$376,534	$667,767

Allowance for Credit Losses on Loans at December 31, 2020

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,727	$10,056	$12,783
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	(816)	5,017	4,201
Variable post-charge-off third-party collection costs(1)	—	(443)	(443)
Adjusted ACLL at beginning of year	1,911	14,630	16,541
Gross credit losses on loans	(976)	(8,287)	(9,263)
Gross recoveries on loans	76	1,576	1,652
Replenishment of NCLs	900	6,711	7,611
Net reserve builds (releases)	2,551	5,084	7,635
Net specific reserve builds (releases)	249	427	676
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	4	4
Other	65	35	100
Ending balance	$4,776	$20,180	$24,956

(1)See “Accounting Changes” in Note 1 for additional details.

Allowance for Credit Losses on HTM Debt Securities

	Year ended December 31, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	All other debt securities	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$6	$75	$4	$2	$—	$87
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(5)	37	—	1	—	33
Net specific reserve builds (releases)	—	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(5)	$37	$—	$1	$—	$33
Other, net	$—	$1	$(1)	$—	$—	$—
Allowance for credit losses on HTM debt securities at end of year	$1	$113	$3	$3	$—	$120

	Year ended December 31, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	All other debt securities	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$3	$74	$6	$3	$—	$86
Gross credit losses	—	—	—	—	—	—
Gross recoveries	3	—	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$—	$(3)
Net reserve builds (releases)	7	1	(2)	(2)	—	4
Net specific reserve builds (releases)	(4)	—	—	—	—	(4)
Total provision for credit losses on HTM debt securities	$—	$1	$(2)	$(2)	$—	$(3)
Other, net	$—	$—	$—	$1	$—	$1
Allowance for credit losses on HTM debt securities at end of year	$6	$75	$4	$2	$—	$87

	Year ended December 31, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	All other debt securities	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5	—	70
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	10	(2)	1	—	7
Net specific reserve builds (releases)	—	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$10	$(2)	$1	$—	$7
Other, net	$5	$3	$4	$(3)	$—	$9
Allowance for credit losses on HTM debt securities at end of year	$3	$74	$6	$3	$—	$86

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$21	$6	$—	$26	$53
Gross credit losses	—	—	—	(24)	(24)
Gross recoveries	—	—	—	3	3
Net credit losses (NCLs)	$—	$—	$—	$(21)	$(21)
Replenishment of NCLs	$—	$—	$—	$21	$21
Net reserve builds (releases)	30	14	—	11	55
Total provision for credit losses	$30	$14	$—	$32	$76
Other, net(2)	$—	$16	$—	$(1)	$15
Allowance for credit losses on other assets at end of year	$51	$36	$—	$36	$123

(1)Primarily accounts receivable.
(2)Includes $30 million of ACL transferred from ICG loans ACL during the second quarter of 2022 for securities borrowed and purchased under agreements to resell.

	Year ended December 31, 2021
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	(2)	(2)
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$(2)	$(2)
Replenishment of NCLs	$—	$—	$—	$2	$2
Net reserve builds (releases)	2	(4)	—	—	(2)
Total provision for credit losses	$2	$(4)	$—	$2	$—
Other, net	$(1)	$—	$—	$1	$—
Allowance for credit losses on other assets at end of year	$21	$6	$—	$26	$53

(1)Primarily accounts receivable.

	Year ended December 31, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	5	8	(1)	1	7
Total provision for credit losses	$(6)	$5	$8	$(1)	$1	$7
Other, net	$—	$1	$—	$—	$21	$22
Allowance for credit losses on other assets at end of year	$—	$20	$10	$—	$25	$55

(1)Primarily accounts receivable.

For ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Total
Balance at December 31, 2019	$9,482	$10,015	$2,629	$22,126
Foreign exchange translation	(1)	7	30	36
Balance at December 31, 2020	$9,481	$10,022	$2,659	$22,162
Foreign exchange translation	(266)	(296)	179	(383)
Divestitures(1)	—	(9)	(471)	(480)
Balance at December 31, 2021	$9,215	$9,717	$2,367	$21,299
Foreign exchange translation	(229)	24	5	(200)
Divestitures(1)	—	—	(873)	(873)
Impairment of goodwill(2)	—	—	(535)	(535)
Balance at December 31, 2022	$8,986	$9,741	$964	$19,691

(1)    Represents goodwill allocated to the Asia Consumer banking exit markets upon the signing of the respective sales agreements: in 2021, related to the Australia and Philippines consumer banking businesses, which were reclassified as HFS during 2021; in 2022, related to the India, Taiwan, Thailand, Malaysia, Indonesia, Bahrain and Vietnam consumer banking businesses, which were reclassified as HFS during 2022. See Note 2.
(2)    Goodwill impairment of $535 million (approximately $489 million after-tax) was incurred in the Asia Consumer reporting unit of Legacy Franchises in the first quarter of 2022, due to the re-segmentation and change of reporting units as well as the sequence of the signing of sale agreements.

As discussed in Note 3, effective January 1, 2022, as part of its strategic refresh, Citi made changes to its management structure, which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, manages the Company, including allocating resources and measuring performance. Goodwill balances were reallocated across the new reporting units based on their relative fair values using the valuation performed as of the effective date of the reorganization. Further, the goodwill balances associated with certain Asia Consumer businesses within the Legacy Franchises operating segment were reclassified to HFS as of March 31, 2022 upon the signing of the respective sale agreements. See Note 2 for a discussion of Citi’s divestiture activities.
The reorganization of Citi’s reporting structure and the announced sales of businesses within a reporting unit were identified as triggering events for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, interim goodwill impairment tests were performed that resulted in an impairment of $535 million to the Asia Consumer reporting unit within the Legacy Franchises operating segment, due to the implementation of Citi’s revised operating segments and reporting units, as well as the timing of mutual execution of sale agreements for Asia consumer banking businesses. This impairment was recorded in the first quarter of 2022 as an operating expense. There were no additional impairment charges incurred as a result of any of the other interim goodwill impairment tests performed during 2022.
For the interim impairment tests performed in the first quarter of 2022, the valuation of reporting units used either the market approach, income approach, or a combination of both. Under the market approach, Citi estimated fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, Citi used a discounted cash flow (DCF) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit.
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
Citi had historically performed its annual goodwill impairment test as of July 1 each year. During the quarter ended September 30, 2022, the Company voluntarily changed its annual impairment assessment date from July 1 to October 1. Based on interim impairment tests performed within the period between the previous annual test on July 1, 2021 and the annual test to be performed on October 1, 2022, no more than 12 months have elapsed between goodwill impairment tests of any of Citi’s reporting units. The change in measurement date represents a change in method of applying an accounting principle. This change is preferable because it better aligns the Company’s goodwill impairment testing procedures with its annual planning process and with its fiscal year-end. Citi continues to monitor each reporting unit for triggering events for purposes of goodwill impairment testing.

The change in accounting principle did not result in any delay, acceleration or avoidance of an impairment charge.
Citi performed its annual goodwill impairment test as of October 1, 2022, which resulted in no impairment of any of Citi’s reporting units. While the inherent risk of uncertainty is embedded in the key assumptions used in the valuations, the economic and business environments continue to evolve as management implements its strategic refresh. If management’s future estimate of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see the following Notes to the Consolidated Financial Statements: Note 1 for Citi’s accounting policy for goodwill and Note 3 for a description of Citi’s operating segments.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2022			December 31, 2021
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,513	$4,426	$1,087	$5,579	$4,348	$1,231
Credit card contract-related intangibles(1)	3,903	1,518	2,385	3,912	1,372	2,540
Core deposit intangibles	37	37	—	39	39	—
Other customer relationships	373	283	90	429	305	124
Present value of future profits	32	31	1	31	29	2
Indefinite-lived intangible assets	192	—	192	183	—	183
Other	28	20	8	37	26	11
Intangible assets (excluding MSRs)	$10,078	$6,315	$3,763	$10,210	$6,119	$4,091
Mortgage servicing rights (MSRs)(2)	665	—	665	404	—	404
Total intangible assets	$10,743	$6,315	$4,428	$10,614	$6,119	$4,495

(1)     Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of December 31, 2022.
(2)    See Note 22 for additional information on Citi’s MSRs.

Intangible assets amortization expense was $352 million, $360 million and $419 million for 2022, 2021 and 2020, respectively. Intangible assets amortization expense is estimated to be $373 million in 2023, $381 million in 2024, $388 million in 2025, $348 million in 2026 and $341 million in 2027.
The changes in intangible assets were as follows:

	Net carrying amount at	Acquisitions/renewals/divestitures				Net carrying amount at
In millions of dollars	December 31, 2021		Amortization	Impairments	FX translation and other	December 31, 2022
Purchased credit card relationships(1)	$1,231	$3	$(140)	$—	$(7)	$1,087
Credit card contract-related intangibles(2)	2,540	—	(154)	—	(1)	2,385
Core deposit intangibles	—	—	—	—	—	—
Other customer relationships	124	10	(24)	—	(20)	90
Present value of future profits	2	—	(1)	—	—	1
Indefinite-lived intangible assets	183	—	—	—	9	192
Other	11	33	(33)	—	(3)	8
Intangible assets (excluding MSRs)	$4,091	$46	$(352)	$—	$(22)	$3,763
Mortgage servicing rights (MSRs)(3)	404					665
Total intangible assets	$4,495					$4,428

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from partner contract-related intangibles, and includes credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the extension or renewal of existing credit card program agreements with American Airlines, The Home Depot, Costco and AT&T, which represent 97% and 97% of the aggregate net carrying amount at December 31, 2022 and 2021, respectively.
(3)See Note 22 for additional information on Citi’s MSRs, including the rollforward from 2021 to 2022.

17.  DEPOSITS

	December 31,
In millions of dollars	2022	2021
Non-interest-bearing deposits in U.S. offices	$122,655	$158,552
Interest-bearing deposits in U.S. offices (including $903 and $879 as of December 31, 2022 and 2021, respectively, at fair value)	607,470	543,283
Total deposits in U.S. offices	$730,125	$701,835
Non-interest-bearing deposits in offices outside the U.S.	$95,182	$97,270
Interest-bearing deposits in offices outside the U.S. (including $972 and $787 as of December 31, 2022 and 2021, respectively, at fair value)	540,647	518,125
Total deposits in offices outside the U.S.	$635,829	$615,395
Total deposits	$1,365,954	$1,317,230

At December 31, 2022 and 2021, time deposits in denominations that met or exceeded the insured limit were as follows:

	December 31,
In millions of dollars	2022	2021
U.S. offices(1)	$63,420	$9,153
Offices outside the U.S.(2)	150,921	77,698
Total	$214,341	$86,851

(1)    Represents time deposits in U.S. offices in denominations that met or exceeded $250,000.
(2)    Represents all time deposits outside U.S. offices as these deposits typically exceed the insured limit.

At December 31, 2022, the maturities of time deposits were as follows:

In millions of dollars	U.S.	Outside U.S.	Total
2023	$84,321	$149,604	$233,925
2024	5,751	1,018	6,769
2025	300	264	564
2026	386	26	412
2027	122	6	128
After 5 years	439	3	442
Total	$91,319	$150,921	$242,240

18.  DEBT

Short-Term Borrowings

	December 31,
	2022		2021
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Bank(1)	$11,185		$9,026
Broker-dealer and other(2)	14,345		6,992
Total commercial paper	$25,530	4.29%	$16,018	0.22%
Other borrowings(3)	21,566	4.23	11,955	0.91
Total	$47,096		$27,973

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At December 31, 2022 and 2021, collateralized short-term advances from Federal Home Loan Banks were $12.0 billion and $0.0 billion, respectively.

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
Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon(1)	Maturities	2022	2021
Citigroup Inc.(2)
Senior debt	3.38%	2023–2098	$141,893	$137,651
Subordinated debt(3)	4.77	2023–2046	22,758	25,560
Trust preferred securities	10.53	2036–2040	1,606	1,734
Bank(4)
Senior debt	3.98	2023–2039	21,113	23,567
Broker-dealer(5)
Senior debt	3.95	2023–2070	84,236	65,862
Total	3.72%		$271,606	$254,374
Senior debt			$247,242	$227,080
Subordinated debt(3)			22,758	25,560
Trust preferred securities			1,606	1,734
Total			$271,606	$254,374

(1)The weighted average coupon excludes structured notes accounted for at fair value.
(2)Represents the parent holding company.
(3)Includes notes that are subordinated within certain countries, regions or subsidiaries.
(4)Represents Citibank entities as well as other bank entities. At December 31, 2022 and 2021, collateralized long-term advances from Federal Home Loan Banks were $7.3 billion and $5.3 billion, respectively.
(5)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line. Balances primarily relates to senior debt.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2022, the Company’s overall weighted average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 3.72% on a contractual basis and 4.10% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2023	2024	2025	2026	2027	Thereafter	Total
Citigroup Inc.	$6,887	$12,321	$19,124	$27,913	$12,601	$87,411	$166,257
Bank	7,029	8,152	1,867	197	788	3,080	21,113
Broker-dealer	18,543	20,043	11,758	4,680	7,383	21,829	84,236
Total	$32,459	$40,516	$32,749	$32,790	$20,772	$112,320	$271,606

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2022:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Notional amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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
The following table presents for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup			Citibank
		Well- capitalized minimum	December 31, 2022	December 31, 2021	Well- capitalized minimum	December 31, 2022	December 31, 2021
CET1 Capital			$148,930	$149,305		$149,593	$148,548
Tier 1 Capital			169,145	169,568		151,720	150,679
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			197,543	203,838		172,647	175,427
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			188,839	194,006		165,131	166,921
Total risk-weighted assets—Standardized Approach			1,142,985	1,219,175		982,914	1,066,015
Total risk-weighted assets—Advanced Approaches			1,221,538	1,209,374		1,003,747	1,017,774
Quarterly adjusted average total assets(1)			2,395,863	2,351,434		1,738,744	1,716,596
Total Leverage Exposure(2)			2,906,773	2,957,764		2,189,541	2,236,839
CET1 Capital ratio(3)	4.5%	N/A	13.03%	12.25%	6.5%	14.90%	13.93%
Tier 1 Capital ratio(3)	6.0	6.0%	14.80	13.91	8.0	15.12	14.13
Total Capital ratio(3)	8.0	10.0	15.46	16.04	10.0	16.45	16.40
Tier 1 Leverage ratio	4.0	N/A	7.06	7.21	5.0	8.73	8.78
Supplementary Leverage ratio	3.0	N/A	5.82	5.73	6.0	6.93	6.74

(1)Tier 1 Leverage ratio denominator.
(2)Supplementary Leverage ratio denominator.
(3)Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of December 31, 2022 and 2021, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented. Citibank’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of December 31, 2022, and were derived under the Basel III Standardized Approach as of December 31, 2021. Citibank’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
N/A Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agencies definitions as of December 31, 2022 and 2021.

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
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $8.5 billion and $6.2 billion in dividends indirectly from Citibank through its holding company during 2022 and 2021, respectively.

20.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,837	(490)	2,027	(287)	(250)	(15)	5,822
Increase (decrease) due to amounts reclassified from AOCI	(1,252)	15	(557)	232	—	—	(1,562)
Change, net of taxes	$3,585	$(475)	$1,470	$(55)	$(250)	$(15)	$4,260
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(3,556)	121	(679)	797	(2,537)	(11)	(5,865)
Increase (decrease) due to amounts reclassified from AOCI	(378)	111	(813)	215	12	11	(842)
Change, net of taxes	$(3,934)	$232	$(1,492)	$1,012	$(2,525)	$—	$(6,707)
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$(38,765)
Other comprehensive income before reclassifications	(5,599)	2,047	(2,718)	(19)	(2,855)	49	(9,095)
Increase (decrease) due to amounts reclassified from AOCI	215	(18)	95	116	384	6	798
Change, net of taxes	$(5,384)	$2,029	$(2,623)	$97	$(2,471)	$55	$(8,297)
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$(47,062)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 25.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Indian rupee, South Korean won, Euro, Chinese yuan, Russian ruble, Japanese yen and British pound sterling against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2022. Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Chilean peso and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2021. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, South Korean won and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2020. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)December 31, 2022 reflects a reduction from an approximate $470 million (after-tax) ($620 million pretax) CTA loss (net of hedges) recorded in June 2022, associated with the closing of Citi’s sale of its consumer banking business in Australia (see Note 2). The reduction from AOCI had a neutral impact on Citi’s CET1 Capital.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	4,799	(1,214)	3,585
Debt valuation adjustment (DVA)	(616)	141	(475)
Cash flow hedges	1,925	(455)	1,470
Benefit plans	(78)	23	(55)
CTA	(227)	(23)	(250)
Excluded component of fair value hedges	(23)	8	(15)
Change	$5,780	$(1,520)	$4,260
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(5,301)	1,367	(3,934)
Debt valuation adjustment (DVA)	296	(64)	232
Cash flow hedges	(1,969)	477	(1,492)
Benefit plans	1,252	(240)	1,012
CTA	(2,671)	146	(2,525)
Excluded component of fair value hedges	2	(2)	—
Change	$(8,391)	$1,684	$(6,707)
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(7,178)	1,794	(5,384)
Debt valuation adjustment (DVA)	2,685	(656)	2,029
Cash flow hedges	(3,477)	854	(2,623)
Benefit plans	31	66	97
CTA	(2,004)	(467)	(2,471)
Excluded component of fair value hedges	73	(18)	55
Change	$(9,870)	$1,573	$(8,297)
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2022	2021	2020
Realized (gains) losses on sales of investments	$(67)	$(665)	$(1,756)
Gross impairment losses	360	181	109
Subtotal, pretax	$293	$(484)	$(1,647)
Tax effect	(78)	106	395
Net realized (gains) losses on investments, after-tax(1)	$215	$(378)	$(1,252)
Realized DVA (gains) losses on fair value option liabilities, pretax	$(25)	$144	$20
Tax effect	7	(33)	(5)
Net realized DVA, after-tax	$(18)	$111	$15
Interest rate contracts	$125	$(1,075)	$(734)
Foreign exchange contracts	4	4	4
Subtotal, pretax	$129	$(1,071)	$(730)
Tax effect	(34)	258	173
Amortization of cash flow hedges, after-tax(2)	$95	$(813)	$(557)
Amortization of unrecognized:
Prior service cost (benefit)	$(23)	$(23)	$(5)
Net actuarial loss	221	302	322
Curtailment/settlement impact(3)	(37)	11	(8)
Subtotal, pretax	$161	$290	$309
Tax effect	(45)	(75)	(77)
Amortization of benefit plans, after-tax(3)	$116	$215	$232
Excluded component of fair value hedges, pretax	$9	$15	$—
Tax effect	(3)	(4)	—
Excluded component of fair value hedges, after-tax	$6	$11	$—
CTA, pretax	$438	$19	$—
Tax effect	(54)	(7)	—
CTA, after-tax(4)	$384	$12	$—
Total amounts reclassified out of AOCI, pretax	$1,005	$(1,087)	$(2,048)
Total tax effect	(207)	245	486
Total amounts reclassified out of AOCI, after-tax	$798	$(842)	$(1,562)

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13 for additional details.
(2)See Note 23 for additional details.
(3)See Note 8 for additional details.
(4)The pretax amount is reclassified to Discontinued operations and Other revenue in the Consolidated Statement of Income, and results primarily from the substantial liquidation of a legacy U.K. consumer operation and divestitures of certain legacy foreign operations. See Note 2 for additional details.

21.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	December 31, 2022	December 31, 2021
Series A(1)	October 29, 2012	January 30, 2023	5.950%	$1,000	1,500,000	$1,500	$1,500
Series B(2)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series D(3)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series M(6)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series P(7)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series T(8)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(9)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(10)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(11)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(12)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(13)	October 20, 2021	October 20, 2026	4.150	1,000	1,000,000	1,000	1,000
						$18,995	$18,995

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

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs by Citi are to assist clients in securitizing their financial assets and create investment products for clients and to obtain liquidity and optimize capital efficiency by securitizing certain of Citi’s financial assets. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper or other notes of indebtedness, the company transferring assets to the SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
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

Variable Interest Entities
VIEs are described in Note 1. Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, certain fee arrangements or certain types of derivative contracts, are variable interest holders in the entity.
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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2022
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,021	$32,021	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,358	—	117,358	2,052	—	—	48	2,100
Non-agency-sponsored	67,704	—	67,704	3,294	—	—	—	3,294
Citi-administered asset-backed commercial paper conduits	19,621	19,621	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	7,600	—	7,600	2,601	—	—	—	2,601
Asset-based financing(5)	242,348	9,672	232,676	40,121	1,022	10,726	—	51,869
Municipal securities tender option bond trusts (TOBs)	2,155	672	1,483	2	—	1,108	—	1,110
Municipal investments	22,167	3	22,164	2,731	3,143	3,420	—	9,294
Client intermediation	482	121	361	58	—	—	13	71
Investment funds	534	91	443	2	5	68	—	75
Other	—	—	—	—	—	—	—	—
Total	$511,990	$62,201	$449,789	$50,861	$4,170	$15,322	$61	$70,414

	As of December 31, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,518	$31,518	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,641	—	113,641	1,582	—	—	43	1,625
Non-agency-sponsored	60,851	632	60,219	2,479	—	5	—	2,484
Citi-administered asset-backed commercial paper conduits	14,018	14,018	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	8,302	—	8,302	2,636	—	—	—	2,636
Asset-based financing(5)	246,632	11,085	235,547	32,242	1,139	12,189	—	45,570
Municipal securities tender option bond trusts (TOBs)	3,251	905	2,346	2	—	1,498	—	1,500
Municipal investments	20,597	3	20,594	2,512	3,617	3,562	—	9,691
Client intermediation	904	297	607	75	—	—	224	299
Investment funds	498	179	319	—	—	12	1	13
Other	—	—	—	—	—	—	—	—
Total	$500,212	$58,637	$441,575	$41,528	$4,756	$17,266	$268	$63,818

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s December 31, 2022 and 2021 Consolidated Balance Sheet.
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
(5)    Included within this line are loans to third-party-sponsored private equity funds, which represent $69 billion and $100 billion in unconsolidated VIE assets and $498 million and $497 million in maximum exposure to loss as of December 31, 2022 and 2021, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of December 31, 2022 and 2021, the Company’s maximum exposure to loss related to these transactions was $33.6 billion and $55.6 billion, respectively (see Notes 14 and 26 for more information on these positions);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 13 and 25 for more information on these positions);
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

	December 31,
In millions of dollars	2022	2021
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$61	$260
Trading account assets	9,153	10,038
Investments	594	844
Loans, net of unearned income
Consumer	35,026	34,677
Corporate	19,782	14,312
Loans, net of unearned income	$54,808	$48,989
Allowance for credit losses on loans (ACLL)	(2,520)	(2,668)
Total loans, net	$52,288	$46,321
Other assets	105	1,174
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$62,201	$58,637

	December 31,
In millions of dollars	2022	2021
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,807	$8,376
Long-term debt	10,324	12,579
Other liabilities	622	694
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$20,753	$21,649

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	December 31, 2022		December 31, 2021
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$—	$—	$5
Asset-based financing	—	10,726	—	12,189
Municipal securities tender option bond trusts (TOBs)	1,108	—	1,498	—
Municipal investments	—	3,420	—	3,562
Investment funds	—	68	—	12
Other	—	—	—	—
Total funding commitments	$1,108	$14,214	$1,498	$15,768

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

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2022	December 31, 2021
Cash	$—	$—
Trading account assets	1.6	1.4
Investments	8.6	8.8
Total loans, net of allowance	44.2	35.4
Other	0.6	0.8
Total assets	$55.0	$46.4

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
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2022	December 31, 2021
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$7.9	$9.7
Retained by Citigroup as trust-issued securities	6.4	7.2
Retained by Citigroup via non-certificated interests	19.5	16.1
Total	$33.8	$33.0

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2022	2021	2020
Proceeds from new securitizations	$0.3	$—	$0.3
Pay down of maturing notes	(2.1)	(6.0)	(4.3)

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

Master Trust Liabilities (at Par Value)
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Master Trust was 3.5 years as of December 31, 2022 and 3.6 years as of December 31, 2021.

In billions of dollars	Dec. 31, 2022	Dec. 31, 2021
Term notes issued to third parties	$6.3	$8.4
Term notes retained by Citigroup affiliates	1.6	2.2
Total Master Trust liabilities	$7.9	$10.6

Omni Trust Liabilities (at Par Value)
The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.2 years as of December 31, 2022 and 1.6 years as of December 31, 2021.

In billions of dollars	Dec. 31, 2022	Dec. 31, 2021
Term notes issued to third parties	$1.6	$1.3
Term notes retained by Citigroup affiliates	4.8	5.0
Total Omni Trust liabilities	$6.4	$6.3

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

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2022		2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$6.9	$13.9	$6.1	$25.2	$9.4	$11.3
Proceeds from new securitizations	6.7	13.4	6.4	25.4	10.0	11.4
Contractual servicing fees received	0.1	—	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.2	—	0.1	—	—
Purchases of previously transferred financial assets	0.1	—	0.2	—	0.4	—

Note: Excludes re-securitization transactions.

For non-consolidated mortgage securitization entities where the transfer of loans to the VIE meets the conditions for sale accounting, Citi recognizes a gain or loss based on the difference between the carrying value of the transferred assets and the proceeds received (generally cash but may be beneficial interests or servicing rights).

Agency and non-agency securitization gains for the year ended December 31, 2022 were $1.3 million and $154.8 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2021 were $3.9 million and $493.4 million, respectively, and $88.4 million and $139.4 million, respectively, for the year ended December 31, 2020.

	2022			2021
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$659	$1,119	$943	$374	$1,452	$955

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $28 million related to personal loan securitizations at December 31, 2022.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 25 for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.8%	3.2%	4.1%
Weighted average constant prepayment rate	2.7%	6.0%	11.4%
Weighted average anticipated net credit losses(2)	NM	2.0%	0.4%
Weighted average life	9.0 years	5.5 years	5.6 years

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.7%	2.2%	2.8%
Weighted average constant prepayment rate	5.5%	6.3%	11.0%
Weighted average anticipated net credit losses(2)	NM	1.8%	1.0%
Weighted average life	7.4 years	3.9 years	5.4 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	December 31, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.3%	13.8%	NM
Weighted average constant prepayment rate	5.8%	4.0%	NM
Weighted average anticipated net credit losses(2)	NM	1.0%	NM
Weighted average life	7.7 years	10.3 years	NM

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.7%	16.2%	4.0%
Weighted average constant prepayment rate	14.5%	6.8%	9.0%
Weighted average anticipated net credit losses(2)	NM	1.0%	2.0%
Weighted average life	5.1 years	8.8 years	18.0 years

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

	December 31, 2022
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(19)	$—	$—
Adverse change of 20%	(37)	—	—
Constant prepayment rate
Adverse change of 10%	(15)	—	—
Adverse change of 20%	(30)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(6)	$(1)	$—
Adverse change of 20%	(11)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities at December 31:

	Securitized assets		90 days past due		Liquidation losses
In billions of dollars, except liquidation losses in millions	2022	2021	2022	2021	2022	2021
Securitized assets
Residential mortgages(1)	$30.8	$29.2	$0.5	$0.4	$2.9	$10.6
Commercial and other	28.8	26.2	—	—	—	—
Total	$59.6	$55.4	$0.5	$0.4	$2.9	$10.6

(1)     Securitized assets include $0.1 billion of personal loan securitizations as of December 31, 2022.

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
These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $665 million and $404 million at December 31, 2022 and 2021, respectively. The MSRs correspond to principal loan balances of $51 billion and $47 billion as of December 31, 2022 and 2021, respectively.
The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2022	2021
Balance, beginning of year	$404	$336
Originations	120	92
Changes in fair value of MSRs due to changes in inputs and assumptions	201	43
Other changes(1)	(60)	(67)
Sales of MSRs	—	—
Balance, as of December 31	$665	$404

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2022	2021	2020
Servicing fees	$122	$131	$142
Late fees	4	3	5
Total MSR fees	$126	$134	$147

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the years ended December 31, 2022 and 2021. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2022 and 2021, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2022 and 2021, Citi transferred agency securities with a fair value of approximately $24.1 billion and $46.6 billion, respectively, to re-securitization entities.
As of December 31, 2022, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.4 billion (including $802 million related to re-securitization transactions executed in 2022) compared to $1.2 billion as of December 31, 2021 (including $641 million related to re-securitization transactions executed in 2021), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2022 and 2021 were approximately $79.4 billion and $78.4 billion, respectively.
As of December 31, 2022 and 2021, the Company did not consolidate any private label or agency re-securitization entities.

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
The conduits administered by Citi do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2022 and 2021, the commercial paper conduits administered by Citi had approximately $19.6 billion and $14 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.9 billion and $18.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At December 31, 2022 and 2021, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 64 and 70 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion as of December 31, 2022 and $1.3 billion as of December 31, 2021. The net result across multiseller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
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
Finally, Citi is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup's conduits. At December 31, 2022 and 2021, the Company owned $8.6 billion and $4.9 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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
The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In billions of dollars	2022	2021	2020
Principal securitized	$—	$—	$0.1
Proceeds from new securitizations	—	—	0.1
Cash flows received on retained interests and other net cash flows	0.3	1.1	—
Purchases of previously transferred financial assets	—	0.2	—

In millions of dollars	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2020
Carrying value of retained interests	$681	$921	$1,611

    All of Citi’s retained interests were held-to-maturity securities as of December 31, 2022 and 2021.

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

	December 31, 2022
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$43,236	$8,806
Corporate loans	23,120	15,077
Other (including investment funds, airlines and shipping)	166,320	27,986
Total	$232,676	$51,869

	December 31, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$32,932	$7,461
Corporate loans	18,257	12,581
Other (including investment funds, airlines and shipping)	184,358	25,528
Total	$235,547	$45,570

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
For certain customer TOB trusts, Citi may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of December 31, 2022, Citi had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2022 and 2021, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.

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
At December 31, 2022 and 2021, liquidity agreements provided with respect to customer TOB trusts totaled $1.1 billion and $1.5 billion, respectively, of which $0.7 billion and $0.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.4 billion as of December 31, 2022 and $2 billion as of December 31, 2021. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

23.  DERIVATIVES

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

Swaps, forwards and some option contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and “cleared” through central counterparties (CCPs). Futures contracts and other option contracts are standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

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
•Hedging: Citigroup uses derivatives in connection with its own risk management activities to hedge certain risks or reposition the risk profile of the Company. Hedging may be accomplished by applying hedge accounting in accordance with ASC 815, Derivatives and Hedging. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to synthetically convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes net interest cost in certain yield curve environments. Derivatives are also used to manage market risks inherent in specific groups of on-balance sheet assets and liabilities, including AFS securities, commodities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign currency-denominated AFS securities and net investment exposures.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate contracts
Swaps	$255,280	$267,035	$23,780,711	$21,873,538
Futures and forwards	—	—	2,966,025	2,383,702
Written options	—	—	1,937,025	1,584,451
Purchased options	—	—	1,881,291	1,428,376
Total interest rate contracts	$255,280	$267,035	$30,565,052	$27,270,067
Foreign exchange contracts
Swaps	$48,678	$47,298	$6,746,070	$6,288,193
Futures, forwards and spot	43,666	50,926	3,350,341	4,316,242
Written options	—	—	789,077	664,942
Purchased options	—	—	783,591	651,958
Total foreign exchange contracts	$92,344	$98,224	$11,669,079	$11,921,335
Equity contracts
Swaps	$—	$—	$266,115	$269,062
Futures and forwards	—	—	76,935	71,363
Written options	—	—	482,266	492,433
Purchased options	—	—	387,766	398,129
Total equity contracts	$—	$—	$1,213,082	$1,230,987
Commodity and other contracts
Swaps	$—	$—	$90,884	$91,962
Futures and forwards	1,571	2,096	165,314	157,195
Written options	—	—	45,862	51,224
Purchased options	—	—	48,197	47,868
Total commodity and other contracts	$1,571	$2,096	$350,257	$348,249
Credit derivatives(1)
Protection sold	$—	$—	$593,136	$572,486
Protection purchased	—	—	641,639	645,996
Total credit derivatives	$—	$—	$1,234,775	$1,218,482
Total derivative notionals	$349,195	$367,355	$45,032,245	$41,989,120

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2022 and 2021. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2022	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$468	$1
Cleared	129	101
Interest rate contracts	$597	$102
Over-the-counter	$2,288	$1,766
Cleared	3	3
Foreign exchange contracts	$2,291	$1,769
Total derivatives instruments designated as ASC 815 hedges	$2,888	$1,871
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$126,844	$119,854
Cleared	50,515	52,566
Exchange traded	248	98
Interest rate contracts	$177,607	$172,518
Over-the-counter	$184,869	$183,578
Cleared	502	643
Exchange traded	1	5
Foreign exchange contracts	$185,372	$184,226
Over-the-counter	$19,674	$21,871
Cleared	1	4
Exchange traded	22,732	21,908
Equity contracts	$42,407	$43,783
Over-the-counter	$27,285	$24,912
Exchange traded	1,039	1,406
Commodity and other contracts	$28,324	$26,318
Over-the-counter	$6,836	$5,807
Cleared	1,553	1,970
Credit derivatives	$8,389	$7,777
Total derivatives instruments not designated as ASC 815 hedges	$442,099	$434,622
Total derivatives	$444,987	$436,493
Less: Netting agreements(3)	$(346,545)	$(346,545)
Less: Netting cash collateral received/paid(4)	(23,136)	(30,032)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$75,306	$59,916
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,455)	$(2,272)
Less: Non-cash collateral received/paid	(5,923)	(13,475)
Total net receivables/payables(5)	$67,928	$44,169

(1)The derivatives fair values are also presented in Note 25.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $276 billion, $49 billion and $22 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $14 billion of derivative asset and $11 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

(1)The derivative fair values are also presented in Note 25.
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

For the years ended December 31, 2022, 2021 and 2020, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue:

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2022	2021	2020
Interest rate contracts	$141	$(70)	$63
Foreign exchange	(56)	(102)	(57)
Total	$85	$(172)	$6

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
Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (i.e., net investment in a foreign operation) are net investment hedges.
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
For fair value hedges, any changes in the carrying value of the hedged item remain as part of the basis of the asset or liability and are ultimately realized as an element of the yield on the item. For cash flow hedges, changes in fair value of the end-user derivative remain in Accumulated other comprehensive income (loss) (AOCI) and are included in the earnings of future periods when the forecasted hedged cash flows impact earnings. However, if it becomes probable that some or all of the hedged forecasted transactions will not occur, any amounts that remain in AOCI related to these transactions must be immediately reflected in Other revenue.
The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.

Fair Value Hedges

Hedging of Benchmark Interest Rate Risk
Citigroup’s fair value hedges, which include hedges of closed pools of assets, are primarily hedges of fixed-rate long-term debt or assets, such as available-for-sale debt securities or loans.
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

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to spot price movements in physical commodities inventories. The hedging instrument is a futures contract to sell the underlying commodity. In this hedge, the change in the carrying value of the hedged inventory is reflected in earnings, which offsets the change in the fair value of the futures contract that is also reflected in earnings. Although the entire change in the fair value of the hedging instrument is recorded in earnings, under certain hedge programs, Citigroup excludes changes in the fair value of the forward points (i.e., spot-forward difference) of the futures contract from the assessment of hedge effectiveness, and they are generally reflected directly in earnings over the life of the hedge. Under other hedge programs, Citi excludes changes in the fair value of forward points from the assessment of hedge effectiveness and records them in Other comprehensive income.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
	2022		2021		2020
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(8,322)	$—	$(5,425)	$—	$4,189
Foreign exchange hedges	(1,375)	—	(627)	—	1,442	—
Commodity hedges	(1,870)	—	(3,983)	—	(164)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(3,245)	$(8,322)	$(4,610)	$(5,425)	$1,278	$4,189
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$8,087	$—	$5,043	$—	$(4,537)
Foreign exchange hedges	1,372	—	628	—	(1,442)	—
Commodity hedges	1,870	—	3,973	—	164	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$3,242	$8,087	$4,601	$5,043	$(1,278)	$(4,537)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$(9)	$—	$(23)
Foreign exchange hedges(2)	171	—	79	—	(73)	—
Commodity hedges (3)	94	—	5	—	131	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$265	$—	$84	$(9)	$58	$(23)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest revenue/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $73 million and $2 million for the years ended December 31, 2022 and 2021, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The year ended December 31, 2022 includes gain (loss) of approximately $86 million and $8 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2022 and 2021, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2022
Debt securities AFS(1)(3)	$98,837	$(2,976)	$(333)
Long-term debt	144,549	(5,040)	(3,399)
As of December 31, 2021
Debt securities AFS(2)(3)	$62,733	$149	$212
Long-term debt	149,305	623	3,936

(1)    These amounts include a cumulative basis adjustment of $(91) million for active hedges and $(309) million for de-designated hedges as of December 31, 2022, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $11 billion as of December 31, 2022) in a last-of-layer hedging relationship.
(2)    These amounts include a cumulative basis adjustment of $24 million for active hedges and $(92) million for de-designated hedges as of December 31, 2021, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $6 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $25 billion as of December 31, 2021) in a last-of-layer hedging relationship.
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

For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

In millions of dollars	2022		2021		2020
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(3,640)		$(847)		$2,670
Foreign exchange contracts	34		(51)		(15)
Total gain (loss) recognized in AOCI	$(3,606)		$(898)		$2,655
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(125)	$—	$1,075	$—	$734
Foreign exchange contracts	(4)	—	(4)	—	(4)	—
Total gain (loss) reclassified from AOCI into earnings	$(4)	$(125)	$(4)	$1,075	$(4)	$734
Net pretax change in cash flow hedges included within AOCI		$(3,477)		$(1,969)		$1,925

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2022 is approximately $(1.7) billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 20.

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
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $370 million, $855 million and $(600) million for the years ended December 31, 2022, 2021 and 2020, respectively. The year ended December 31, 2022 includes a $36 million pretax loss related to net investment hedges, respectively, which were reclassified from AOCI into earnings (recorded in Other revenue).

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
Additional economic hedges include hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either an accounting hedge or an economic hedge after considering the relative costs and benefits. Economic hedges are also employed when the hedged item itself is marked-to-market through current earnings, such as hedges of commitments to originate one- to four-family mortgage loans to be HFS and MSRs.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2022 and 2021, approximately 98% and 99%, respectively, of the gross receivables are from counterparties with which Citi maintains master netting agreements, collateral agreements or settles daily. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2022	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$1,835	$2,479	$100,628	$96,143
Broker-dealers	1,893	1,478	48,760	44,148
Non-financial	47	15	1,562	1,585
Insurance and other financial institutions	4,614	3,805	490,689	451,260
Total by industry of counterparty	$8,389	$7,777	$641,639	$593,136
By instrument
Credit default swaps and options	$6,867	$7,360	$623,981	$586,504
Total return swaps and other	1,522	417	17,658	6,632
Total by instrument	$8,389	$7,777	$641,639	$593,136
By rating of reference entity
Investment grade	$3,796	$2,970	$499,339	$462,873
Non-investment grade	4,593	4,807	142,300	130,263
Total by rating of reference entity	$8,389	$7,777	$641,639	$593,136
By maturity
Within 1 year	$1,753	$1,801	$147,031	$148,721
From 1 to 5 years	4,577	4,134	443,113	407,293
After 5 years	2,059	1,842	51,495	37,122
Total by maturity	$8,389	$7,777	$641,639	$593,136

(1)The fair value amount receivable is composed of $5,094 million under protection purchased and $3,295 million under protection sold.
(2)The fair value amount payable is composed of $3,573 million under protection purchased and $4,204 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,375	$3,031	$108,415	$103,756
Broker-dealers	1,962	1,139	44,364	40,068
Non-financial	113	306	2,785	2,728
Insurance and other financial institutions	5,768	6,539	490,432	425,934
Total by industry of counterparty	$10,218	$11,015	$645,996	$572,486
By instrument
Credit default swaps and options	$9,923	$10,234	$628,136	$565,131
Total return swaps and other	295	781	17,860	7,355
Total by instrument	$10,218	$11,015	$645,996	$572,486
By rating of reference entity
Investment grade	$4,149	$4,258	$511,652	$448,944
Non-investment grade	6,069	6,757	134,344	123,542
Total by rating of reference entity	$10,218	$11,015	$645,996	$572,486
By maturity
Within 1 year	$878	$1,462	$133,866	$115,603
From 1 to 5 years	6,674	6,638	454,617	413,174
After 5 years	2,666	2,915	57,513	43,709
Total by maturity	$10,218	$11,015	$645,996	$572,486

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2022 and 2021 was $18 billion and $19 billion, respectively. The Company posted $15 billion and $16 billion as collateral for this exposure in the normal course of business as of December 31, 2022 and 2021, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2022, the Company could be required to post an additional $0.9 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $15.0 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.9 billion.

Derivatives Accompanied by Financial Asset Transfers
The Company executes total return swaps that provide it with synthetic exposure to substantially all of the economic return of the securities or other financial assets referenced in the contract. In certain cases, the derivative transaction is accompanied by the Company’s transfer of the referenced financial asset to the derivative counterparty, most typically in response to the derivative counterparty’s desire to hedge, in whole or in part, its synthetic exposure under the derivative contract by holding the referenced asset in funded form. In certain jurisdictions these transactions qualify as sales, resulting in derecognition of the securities transferred (see Note 1 for further discussion of the related sale conditions for transfers of financial assets). For a significant portion of the transactions, the Company has also executed another total return swap where the Company passes on substantially all of the economic return of the referenced securities to a different third party seeking the exposure. In those cases, the Company is not exposed, on a net basis, to changes in the economic return of the referenced securities.
These transactions generally involve the transfer of the Company’s liquid government bonds, convertible bonds or publicly traded corporate equity securities from the trading portfolio and are executed with third-party financial institutions. The accompanying derivatives are typically total return swaps. The derivatives are cash settled and subject to ongoing margin requirements.
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $1.4 billion and $2.9 billion as of December 31, 2022 and 2021, respectively.
At December 31, 2022, the fair value of these previously derecognized assets was $1.4 billion. The fair value of the total return swaps as of December 31, 2022 was $27 million recorded as gross derivative assets and $32 million recorded as gross derivative liabilities. At December 31, 2021 the fair value of these previously derecognized assets was $2.9 billion, and the fair value of the total return swaps was $13 million recorded as gross derivative assets and $58 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2022, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $431.6 billion and $414.5 billion at December 31, 2022 and 2021, respectively. The German, Japanese and United Kingdom governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Germany amounted to $48.3 billion and $48.9 billion at December 31, 2022 and 2021, respectively. The Company’s exposure to Japan amounted to $40.0 billion and $30.1 billion at December 31, 2022 and 2021, respectively. The Company’s exposure to the United Kingdom amounted to $31.7 billion and $31.1 billion at December 31, 2022 and 2021, respectively. The foreign government exposures are composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $20.1 billion and $22.0 billion at December 31, 2022 and 2021, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at December 31, 2022 and 2021:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2022	December 31, 2021
Counterparty CVA	$(816)	$(705)
Asset FVA	(622)	(433)
Citigroup (own credit) CVA	607	379
Liability FVA	263	110
Total CVA and FVA—derivative instruments	$(568)	$(649)

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2022	2021	2020
Counterparty CVA	$(227)	$79	$(101)
Asset FVA	(102)	96	(95)
Own credit CVA	157	(33)	133
Liability FVA	155	(22)	(6)
Total CVA and FVA—derivative instruments	$(17)	$120	$(69)
DVA related to own FVO liabilities(1)	$2,685	$296	$(616)
Total CVA, DVA and FVA	$2,668	$416	$(685)

(1)    See Note 20.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
No quoted prices exist for these instruments, since fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivatives or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

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
Also included in investments are nonpublic investments in private equity and real estate entities. Determining the fair value of nonpublic securities involves a significant degree of management judgment, as no quoted prices exist and such securities are not generally traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including guideline public company analysis and comparable transactions. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. Private equity securities are generally classified as Level 3 of the fair value hierarchy.
In addition, the Company holds investments in certain alternative investment funds that calculate NAV per share, including hedge funds, private equity funds and real estate funds. Investments in funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds where it is not probable that the investment will be realized at a price other than the NAV. Consistent with the provisions of ASU 2015-07, these investments are categorized within the fair value hierarchy and are not included in the tables below. See Note 13 for additional information.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$350,145	$149	$350,294	$(110,767)	$239,527
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	34,878	600	35,478	—	35,478
Residential	1	1,821	166	1,988	—	1,988
Commercial	—	798	145	943	—	943
Total trading mortgage-backed securities	$1	$37,497	$911	$38,409	$—	$38,409
U.S. Treasury and federal agency securities	$63,067	$4,513	$1	$67,581	$—	$67,581
State and municipal	—	2,256	7	2,263	—	2,263
Foreign government	38,383	25,850	119	64,352	—	64,352
Corporate	1,593	11,955	394	13,942	—	13,942
Equity securities	43,990	10,179	192	54,361	—	54,361
Asset-backed securities	—	1,597	668	2,265	—	2,265
Other trading assets(2)	24	14,963	648	15,635	—	15,635
Total trading non-derivative assets	$147,058	$108,810	$2,940	$258,808	$—	$258,808
Trading derivatives
Interest rate contracts	$297	$174,156	$3,751	$178,204
Foreign exchange contracts	—	186,897	766	187,663
Equity contracts	20	40,683	1,704	42,407
Commodity contracts	—	26,823	1,501	28,324
Credit derivatives	—	7,484	905	8,389
Total trading derivatives—before netting and collateral	$317	$436,043	$8,627	$444,987
Netting agreements					$(346,545)
Netting of cash collateral received					(23,136)
Total trading derivatives—after netting and collateral	$317	$436,043	$8,627	$444,987	$(369,681)	$75,306
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$11,232	$30	$11,262	$—	$11,262
Residential	—	444	41	485	—	485
Commercial	—	2	—	2	—	2
Total investment mortgage-backed securities	$—	$11,678	$71	$11,749	$—	$11,749
U.S. Treasury and federal agency securities	$91,851	$439	$—	$92,290	$—	$92,290
State and municipal	—	1,637	586	2,223	—	2,223
Foreign government	58,419	74,250	608	133,277	—	133,277
Corporate	2,230	2,343	343	4,916	—	4,916
Marketable equity securities	254	165	10	429	—	429
Asset-backed securities	—	1,029	1	1,030	—	1,030
Other debt securities	—	4,194	—	4,194	—	4,194
Non-marketable equity securities(3)	—	9	430	439	—	439
Total investments	$152,754	$95,744	$2,049	$250,547	$—	$250,547
Table continues on the next page.

In millions of dollars at December 31, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$3,999	$1,361	$5,360	$—	$5,360
Mortgage servicing rights	—	—	665	665	—	665
Non-trading derivatives and other financial assets measured on a recurring basis	$4,310	$6,291	$57	$10,658	$—	$10,658
Total assets	$304,439	$1,001,032	$15,848	$1,321,319	$(480,448)	$840,871
Total as a percentage of gross assets(4)	23.0%	75.8%	1.2%
Liabilities
Interest-bearing deposits	$—	$1,860	$15	$1,875	$—	$1,875
Securities loaned and sold under agreements to repurchase	—	155,822	1,031	156,853	(85,967)	70,886
Trading account liabilities
Securities sold, not yet purchased	97,559	13,111	50	110,720	—	110,720
Other trading liabilities	—	8	3	11	—	11
Total trading liabilities	$97,559	$13,119	$53	$110,731	$—	$110,731
Trading derivatives
Interest rate contracts	$175	$169,049	$3,396	$172,620
Foreign exchange contracts	—	185,279	716	185,995
Equity contracts	70	40,905	2,808	43,783
Commodity contracts	2	25,093	1,223	26,318
Credit derivatives	—	6,715	1,062	7,777
Total trading derivatives—before netting and collateral	$247	$427,041	$9,205	$436,493
Netting agreements					$(346,545)
Netting of cash collateral paid					(30,032)
Total trading derivatives—after netting and collateral	$247	$427,041	$9,205	$436,493	$(376,577)	$59,916
Short-term borrowings	$—	$6,184	$38	$6,222	$—	$6,222
Long-term debt	—	69,878	36,117	105,995	—	105,995
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$4,197	$240	$2	$4,439	$—	$4,439
Total liabilities	$102,003	$674,144	$46,461	$822,608	$(462,544)	$360,064
Total as a percentage of gross liabilities(4)	12.4%	82.0%	5.6%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 26. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Amounts exclude $27 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$342,030	$231	$342,261	$(125,795)	$216,466
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	34,534	496	35,030	—	35,030
Residential	1	643	104	748	—	748
Commercial	—	778	81	859	—	859
Total trading mortgage-backed securities	$1	$35,955	$681	$36,637	$—	$36,637
U.S. Treasury and federal agency securities	$44,900	$3,230	$4	$48,134	$—	$48,134
State and municipal	—	1,995	37	2,032	—	2,032
Foreign government	39,176	31,485	23	70,684	—	70,684
Corporate	1,544	16,156	412	18,112	—	18,112
Equity securities	53,833	10,047	174	64,054	—	64,054
Asset-backed securities	—	981	613	1,594	—	1,594
Other trading assets(2)	—	20,346	576	20,922	—	20,922
Total trading non-derivative assets	$139,454	$120,195	$2,520	$262,169	$—	$262,169
Trading derivatives
Interest rate contracts	$90	$161,500	$3,898	$165,488
Foreign exchange contracts	—	134,912	637	135,549
Equity contracts	41	43,904	1,307	45,252
Commodity contracts	—	28,547	1,797	30,344
Credit derivatives	—	9,299	919	10,218
Total trading derivatives—before netting and collateral	$131	$378,162	$8,558	$386,851
Netting agreements					$(292,628)
Netting of cash collateral received(3)					(24,447)
Total trading derivatives—after netting and collateral	$131	$378,162	$8,558	$386,851	$(317,075)	$69,776
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$33,165	$51	$33,216	$—	$33,216
Residential	—	286	94	380	—	380
Commercial	—	25	—	25	—	25
Total investment mortgage-backed securities	$—	$33,476	$145	$33,621	$—	$33,621
U.S. Treasury and federal agency securities	$122,271	$168	$1	$122,440	$—	$122,440
State and municipal	—	1,849	772	2,621	—	2,621
Foreign government	56,842	61,112	786	118,740	—	118,740
Corporate	2,861	2,871	188	5,920	—	5,920
Marketable equity securities	350	177	16	543	—	543
Asset-backed securities	—	300	3	303	—	303
Other debt securities	—	4,877	—	4,877	—	4,877
Non-marketable equity securities(4)	—	28	316	344	—	344
Total investments	$182,324	$104,858	$2,227	$289,409	$—	$289,409

Table continues on the next page.

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,371	$711	$6,082	$—	$6,082
Mortgage servicing rights	—	—	404	404	—	404
Non-trading derivatives and other financial assets measured on a recurring basis	$4,075	$8,194	$73	$12,342	$—	$12,342
Total assets	$325,984	$958,810	$14,724	$1,299,518	$(442,870)	$856,648
Total as a percentage of gross assets(5)	29.0%	69.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,483	$183	$1,666	$—	$1,666
Securities loaned and sold under agreements to repurchase	—	174,318	643	174,961	(118,267)	56,694
Trading account liabilities
Securities sold, not yet purchased	82,675	23,268	65	106,008	—	106,008
Other trading liabilities	—	5	—	5	—	5
Total trading account liabilities	$82,675	$23,273	$65	$106,013	$—	$106,013
Trading derivatives
Interest rate contracts	$56	$147,846	$2,172	$150,074
Foreign exchange contracts	—	134,572	726	135,298
Equity contracts	60	46,177	3,447	49,684
Commodity contracts	—	30,004	1,375	31,379
Credit derivatives	—	10,065	950	11,015
Total trading derivatives—before netting and collateral	$116	$368,664	$8,670	$377,450
Netting agreements					$(292,628)
Netting of cash collateral paid(3)					(29,306)
Total trading derivatives—after netting and collateral	$116	$368,664	$8,670	$377,450	$(321,934)	$55,516
Short-term borrowings	$—	$7,253	$105	$7,358	$—	$7,358
Long-term debt	—	57,100	25,509	82,609	—	82,609
Non-trading derivatives and other financial liabilities measured on a recurring basis	$3,574	$—	$1	$3,575	$—	$3,575
Total liabilities	$86,365	$632,091	$35,176	$753,632	$(440,201)	$313,431
Total as a percentage of gross liabilities(5)	11.5%	83.9%	4.7%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 26. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(4)Amounts exclude $145 million of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(5)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2022 and 2021. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2022
Assets
Securities borrowed and purchased under agreements to resell	$231	$12	$—	$3	$—	$252	$—	$—	$(349)	$149	$18
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	496	(81)	—	244	(475)	969	—	(553)	—	600	(59)
Residential	104	(5)	—	112	(87)	187	—	(145)	—	166	(1)
Commercial	81	(13)	—	167	(78)	37	—	(49)	—	145	(3)
Total trading mortgage-backed securities	$681	$(99)	$—	$523	$(640)	$1,193	$—	$(747)	$—	$911	$(63)
U.S. Treasury and federal agency securities	$4	$(4)	$—	$2	$(1)	$1	$—	$—	$(1)	$1	$(1)
State and municipal	37	9	—	77	(35)	16	—	(97)	—	7	—
Foreign government	23	(41)	—	308	(326)	248	—	(93)	—	119	(22)
Corporate	412	101	—	499	(451)	1,068	—	(1,235)	—	394	(136)
Marketable equity securities	174	45	—	161	(105)	155	—	(238)	—	192	(42)
Asset-backed securities	613	(41)	—	243	(239)	835	—	(743)	—	668	(36)
Other trading assets	576	249	—	407	(594)	774	27	(779)	(12)	648	(122)
Total trading non-derivative assets	$2,520	$219	$—	$2,220	$(2,391)	$4,290	$27	$(3,932)	$(13)	$2,940	$(422)
Trading derivatives, net(4)
Interest rate contracts	$1,726	$176	$—	$33	$(792)	$(163)	$7	$79	$(711)	$355	$(588)
Foreign exchange contracts	(89)	734	—	(422)	(22)	124	20	(459)	164	50	(81)
Equity contracts	(2,140)	1,604	—	(572)	673	176	—	(370)	(475)	(1,104)	1,057
Commodity contracts	422	822	—	194	(716)	100	—	(211)	(333)	278	413
Credit derivatives	(31)	(266)	—	(7)	131	(36)	—	—	52	(157)	(198)
Total trading derivatives, net(4)	$(112)	$3,070	$—	$(774)	$(726)	$201	$27	$(961)	$(1,303)	$(578)	$603

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$51	$—	$(7)	$1	$(10)	$7	$—	$(12)	$—	$30	$(24)
Residential	94	—	(5)	—	(42)	3	—	(9)	—	41	(5)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$145	$—	$(12)	$1	$(52)	$10	$—	$(21)	$—	$71	$(29)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	772	—	(65)	82	(164)	2	—	(41)	—	586	(49)
Foreign government	786	—	(72)	256	(276)	706	—	(792)	—	608	(23)
Corporate	188	—	(4)	197	(4)	24	—	(58)	—	343	(2)
Marketable equity securities	16	—	(7)	—	—	1	—	—	—	10	—
Asset-backed securities	3	—	22	41	(1)	—	—	(64)	—	1	(5)
Other debt securities	—	—	—	—	—	82	—	(82)	—	—	—
Non-marketable equity securities	316	—	(11)	11	(12)	155	—	(29)	—	430	4
Total investments	$2,227	$—	$(150)	$588	$(509)	$980	$—	$(1,087)	$—	$2,049	$(104)
Loans	$711	$—	$15	$426	$(208)	$—	$569	$—	$(152)	$1,361	$145
Mortgage servicing rights	404	—	201	—	—	—	120	—	(60)	665	199
Other financial assets measured on a recurring basis	73	—	(12)	29	(26)	46	39	(26)	(66)	57	—
Liabilities
Interest-bearing deposits	$183	$—	$6	$8	$(122)	$—	$20	$—	$(68)	$15	$—
Securities loaned and sold under agreements to repurchase	643	86	—	3	(3)	453	196	—	(175)	1,031	7
Trading account liabilities
Securities sold, not yet purchased	65	2	—	55	(36)	135	—	—	(167)	50	(65)
Other trading liabilities	—	(3)	—	—	—	—	—	—	—	3	—
Short-term borrowings	105	109	—	46	(69)	—	96	—	(31)	38	(14)
Long-term debt	25,509	9,796	—	9,873	(7,612)	—	18,847	—	(704)	36,117	7,805
Other financial liabilities measured on a recurring basis	1	—	(6)	5	(5)	—	2	—	(7)	2	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2022.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(36)	$—	$45	$(49)	$362	$—	$—	$(411)	$231	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	8	—	355	(131)	447	—	(210)	—	496	11
Residential	340	25	—	89	(96)	282	—	(536)	—	104	13
Commercial	136	23	—	96	(58)	62	—	(178)	—	81	—
Total trading mortgage-backed securities	$503	$56	$—	$540	$(285)	$791	$—	$(924)	$—	$681	$24
U.S. Treasury and federal agency securities	$—	$—	$—	$4	$—	$—	$—	$—	$—	$4	$—
State and municipal	94	(4)	—	20	(29)	17	—	(61)	—	37	(6)
Foreign government	51	29	—	143	(129)	83	—	(154)	—	23	(2)
Corporate	375	74	—	461	(384)	867	—	(981)	—	412	(38)
Marketable equity securities	73	67	—	156	(52)	118	—	(188)	—	174	23
Asset-backed securities	1,606	371	—	173	(297)	1,313	—	(2,553)	—	613	(43)
Other trading assets	945	97	—	158	(457)	980	4	(1,147)	(4)	576	(37)
Total trading non-derivative assets	$3,647	$690	$—	$1,655	$(1,633)	$4,169	$4	$(6,008)	$(4)	$2,520	$(79)
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(376)	$—	$102	$562	$27	$(84)	$—	$(119)	$1,726	$4
Foreign exchange contracts	52	(8)	—	(57)	104	220	—	(326)	(74)	(89)	7
Equity contracts	(3,213)	964	—	(1,101)	1,923	364	—	(364)	(713)	(2,140)	(729)
Commodity contracts	292	474	—	174	(454)	162	—	(238)	12	422	261
Credit derivatives	48	(136)	—	(96)	40	—	—	—	113	(31)	(130)
Total trading derivatives, net(4)	$(1,207)	$918	$—	$(978)	$2,175	$773	$(84)	$(928)	$(781)	$(112)	$(587)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$42	$(10)	$3	$—	$(16)	$—	$51	$2
Residential	—	—	—	54	(12)	52	—	—	—	94	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$2	$96	$(22)	$55	$—	$(16)	$—	$145	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$—	$—	$—	$—	$1	$—
State and municipal	834	—	(21)	58	(108)	49	—	(40)	—	772	(12)
Foreign government	268	—	(49)	512	(565)	871	—	(251)	—	786	(2)
Corporate	60	—	(14)	183	(44)	37	—	(34)	—	188	2
Marketable equity securities	—	—	—	16	—	—	—	—	—	16	—
Asset-backed securities	1	—	(21)	36	—	—	—	(13)	—	3	(2)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	349	—	(27)	2	—	—	—	(8)	—	316	(6)
Total investments	$1,542	$—	$(130)	$904	$(739)	$1,012	$—	$(362)	$—	$2,227	$(19)

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2021
Loans	$1,985	$—	$90	$311	$(2,071)	$—	$529	$—	$(133)	$711	$(77)
Mortgage servicing rights	336	—	43	—	—	—	92	—	(67)	404	52
Other financial assets measured on a recurring basis	—	—	6	65	(27)	58	—	(26)	(3)	73	—
Liabilities
Interest-bearing deposits	$206	$—	$(18)	$—	$(44)	$—	$38	$—	$(35)	$183	$(19)
Securities loaned and sold under agreements to repurchase	631	(9)	—	183	(483)	488	—	—	(185)	643	32
Trading account liabilities
Securities sold, not yet purchased	214	48	—	87	(34)	59	—	—	(213)	65	(4)
Other trading liabilities	26	26	—	—	—	—	—	—	—	—	—
Short-term borrowings	219	43	—	137	(57)	—	49	—	(200)	105	(2)
Long-term debt	25,210	2,774	—	8,611	(9,771)	—	10,262	—	(6,029)	25,509	1,756
Other financial liabilities measured on a recurring basis	1	—	(3)	—	(4)	—	14	—	(13)	1	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2021 to December 31, 2022:

•During the 12 months ended December 31, 2022, transfers of Long-term debt were $9.9 billion from Level 2 to Level 3. Of the $9.9 billion transfer in, approximately $7.0 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $2.9 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $7.6 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the 12 months ended December 31, 2022.

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
The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements. Methodologies are applied consistently. Changes in listed inputs period versus period represent variables that become more, or less, significant, hence their addition or removal from the table below. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table above represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$146	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	2.61%	2.61%	2.61%
Mortgage-backed securities	$228	Price-based	Price	$1.04	$99.71	$51.51
	732	Yield analysis	Yield	4.41%	20.30%	9.74%
State and municipal, foreign government, corporate and other debt securities	$2,360	Price-based	Price	$0.01	$994.68	$245.85
Marketable equity securities(5)	$147	Price-based	Price	$—	$9,087.76	$114.29
	31	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$304	Price-based	Price	$10.50	$145.00	$74.97
	308	Yield analysis	Yield	5.76%	18.58%	9.34%
Non-marketable equities	$287	Comparables analysis	Illiquidity discount	8.60%	17.00%	10.16%
	101	Price-based	PE ratio	14.00x	15.70x	15.16x
			Cost of capital	8.10%	17.50%	10.44%
			Revenue multiple	3.60x	13.90x	12.40x
Derivatives—gross(6)
Interest rate contracts (gross)	$7,108	Model-based	IR normal volatility	0.33%	1.82%	0.96%
Foreign exchange contracts (gross)	$1,437	Model-based	IR normal volatility	0.33%	1.47%	0.67%
			IR Basis	(4.23)%	9.68%	(0.03)%
			Equity volatility	0.05%	300.72%	33.91%
			Credit spread	116 bps	626 bps	594 bps
Equity contracts (gross)(7)	$4,430	Model-based	Equity volatility	0.05%	300.72%	41.47%
			Equity forward	68.34%	271.61%	103.50%
			Equity-FX correlation	(95.00)%	50.00%	(16.33)%
			Equity-Equity correlation	(3.98)%	98.68%	85.63%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Equity-IR correlation	(18.83)%	60.00%	32.37%
Commodity and other contracts (gross)	$2,724	Model-based	Forward price	14.27%	385.50%	106.08%
			Commodity volatility	10.43%	151.50%	33.55%
			Commodity correlation	(32.00)%	91.94%	36.70%
Credit derivatives (gross)	$1,520	Model-based	Credit spread	2.50 bps	955.10 bps	101.27 bps
	439	Price-based	Recovery rate	25.00%	75.00%	42.27%
			Credit correlation	25.00%	80.00%	42.38%
			Price	$31.71	$99.00	$78.75

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Credit spread volatility	35.58%	64.79%	40.47%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$57	Price-based	Price	$80.16	$105.32	$92.65
Loans and leases	$1,059	Model-based	Equity volatility	0.05%	300.72%	42.62%
	304	Price-based	Forward price	14.27%	324.85%	105.07%
			Price	$0.01	$100.53	$84.77
			Equity forward	68.34%	271.61%	103.49%
Mortgage servicing rights	$580	Cash flow	Yield	(0.40)%	13.20%	5.36%
	84	Model-based	WAL	3.92 years	9.33 years	7.71 years
Liabilities
Interest-bearing deposits	$15	Model-based	Forward price	100.00%	101.30%	100.07%
Securities loaned and sold under agreements to repurchase	$970	Model-based	Interest rate	4.01%	4.97%	4.07%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$47	Price-based	Price	$—	$9,087.76	$41.22
	6	Model-based	FX volatility	2.00%	40.00%	12.85%
Short-term borrowings and long-term debt	$36,155	Model-based	IR normal volatility	0.33%	1.82%	0.89%

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$231	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.26%	0.72%	0.50%
Mortgage-backed securities	$279	Price-based	Price	$4	$118	$79
	526	Yield analysis	Yield	1.43%	23.79%	7.25%
State and municipal, foreign government, corporate and other debt securities	$2,264	Price-based	Price	$—	$995	$193
	415	Model-based	Equity volatility	0.08%	290.64%	53.94%
Marketable equity securities(5)	$128	Price-based	Price	$—	$73,000	$6,477
	43	Model-based	WAL	1.73 years	1.73 years	1.73 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$386	Price-based	Price	$5	$754	$87
	208	Yield analysis	Yield	2.43%	19.35%	8.18%
Non-marketable equities	$121	Price-based	Illiquidity discount	10.00%	36.00%	26.43%
	112	Comparables analysis	PE ratio	11.00x	29.00x	15.42x
	83	Model-based	Price	$3	$2,601	$2,029
			Adjustment factor	0.33x	0.44x	0.34x
			Revenue multiple	19.80x	30.00x	20.48x
			Cost of capital	17.50%	20.00%	17.57%
Derivatives—gross(6)
Interest rate contracts (gross)	$6,054	Model-based	IR normal volatility	0.24%	0.94%	0.70%
Foreign exchange contracts (gross)	$1,364	Model-based	IR normal volatility	0.24%	0.74%	0.58%
			FX volatility	2.13%	107.42%	11.21%

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Credit spread	140 bps	696 bps	639 bps
Equity contracts (gross)(7)	$4,690	Model-based	Equity volatility	0.08%	290.64%	47.67%
			Equity forward	57.99%	165.83%	89.45%
			Equity-FX correlation	(95.00)%	80.00%	(16.00)%
			Equity-Equity correlation	(6.49)%	99.00%	85.61%
Commodity and other contracts (gross)	$3,172	Model-based	Forward price	8.00%	599.44%	123.22%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Credit derivatives (gross)	$1,480	Model-based	Credit spread	1.00 bps	874.72 bps	68.83 bps
	427	Price-based	Recovery rate	20.00%	75.00%	44.72%
			Upfront points	2.74%	99.96%	59.37%
			Price	$40	$103	$80
			Credit correlation	30.00%	80.00%	54.57%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$69	Price-based	Price	$94	$2,598	$591
Loans and leases	$691	Model-based	Equity volatility	22.48%	85.44%	50.56%
			Forward price	26.95%	333.08%	106.97%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Mortgage servicing rights	$331	Cash flow	Yield	(1.20)%	12.10%	4.51%
	73	Model-based	WAL	2.75 years	5.86 years	5.14 years
Liabilities
Interest-bearing deposits	$183	Model-based	IR normal volatility	0.34%	0.88%	0.68%
			Equity volatility	0.08%	290.64%	54.05%
			Equity forward	57.99%	165.83%	89.39%
Securities loaned and sold under agreements to repurchase	$643	Model-based	Interest rate	0.12%	1.95%	1.47%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$63	Price-based	Price	$—	$12,875	$1,707
Short-term borrowings and long-term debt	$25,514	Model-based	IR normal volatility	0.07%	0.88%	0.60%
			Equity volatility	0.08%	290.64%	53.21%
			Equity-IR correlation	(3.53)%	60.00%	32.12%
			Equity-FX correlation	(95.00)%	80.00%	(15.98)%
			FX volatility	0.06%	41.76%	9.38%

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
(7)Includes hybrid products.

Uncertainty of Fair Value Measurements Relating to Unobservable Inputs
Valuation uncertainty arises when there is insufficient or dispersed market data to allow a precise determination of the exit value of a fair-valued position or portfolio in today’s market. This is especially prevalent in Level 3 fair value instruments, where uncertainty exists in valuation inputs that may be both unobservable and significant to the instrument’s (or portfolio’s) overall fair value measurement. The uncertainties associated with key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. In addition, the amount and direction of the uncertainty on a fair value measurement for a given change in an unobservable input depends on the nature of the instrument as well as whether the Company holds the instrument as an asset or a liability. For certain instruments, the pricing, hedging and risk management are sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.
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

Prepayment
Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayments and high delinquencies amplifies each input’s negative impact on a mortgage security’s valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

Recovery
Recovery is the proportion of the total outstanding balance of a bond or loan that is expected to be collected in a liquidation scenario. For many credit securities (e.g., commercial mortgage-backed securities), the expected recovery amount of a defaulted property is typically unknown until a liquidation of the property is imminent. The assumed recovery of a security may differ from its actual recovery that will be observable in the future. Generally, an increase in the recovery rate assumption increases the fair value of the security. An increase in loss severity, the inverse of the recovery rate, reduces the amount of principal available for distribution and, as a result, decreases the fair value of the security.

Credit Spread
Credit spread is a component of the security representing its credit quality. Credit spread reflects the market perception of changes in prepayment, delinquency and recovery rates, therefore capturing the impact of other variables on the fair value. Changes in credit spread affect the fair value of securities differently depending on the characteristics and maturity profile of the security. For example, credit spread is a more significant driver of the fair value measurement of a high-yield bond as compared to an investment-grade bond. Generally, the credit spread for an investment-grade bond is also more observable and less volatile than its high-yield counterpart.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2022
Loans HFS(1)	$2,336	$457	$1,879
Other real estate owned	1	—	1
Loans(2)	69	—	69
Non-marketable equity securities measured using the measurement alternative	597	—	597
Total assets at fair value on a nonrecurring basis	$3,003	$457	$2,546

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2021
Loans HFS(1)	$2,298	$986	$1,312
Other real estate owned	11	—	11
Loans(2)	144	—	144
Non-marketable equity securities measured using the measurement alternative	655	104	551
Total assets at fair value on a nonrecurring basis	$3,108	$1,090	$2,018

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

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,830	Price-based	Price	$0.88	$100.23	$65.91
Other real estate owned	$1	Price-based	Appraised value(4)	$30,000	$441,750	$310,552
Loans(5)	$45	Recovery analysis	Appraised value(4)	$12,000	$14,022,820	$3,714,342
	24	Appraised value
Non-marketable equity securities measured using the measurement alternative	$234		Revenue multiple	4.95x	73.10x	19.68x
	363		Price	$0.46	$2,416.43	$557.86

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,312	Price-based	Price	$89	$100	$99
Other real estate owned	$4	Price-based	Appraised value(4)	$14,000	$2,392,464	$1,660,120
	5	Recovery analysis
Loans(5)	$120	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$247,018
	24	Price-based	Price	$3	$75	$35
			Recovery rate	84.00%	100.00%	84.00%
Non-marketable equity securities measured using the measurement alternative	$551	Price-based	Price	$6	$1,339	$52

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

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Year ended December 31,
In millions of dollars	2022	2021
Loans HFS	$(58)	$(31)
Other real estate owned	—	—
Loans(1)	13	9
Non-marketable equity securities measured using the measurement alternative	315	468
Total nonrecurring fair value gains (losses)	$270	$446

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

	December 31, 2022		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$274.3	$249.2	$123.2	$123.1	$2.9
Securities borrowed and purchased under agreements to resell	125.9	125.9	—	125.9	—
Loans(1)(2)	634.5	634.9	—	—	634.9
Other financial assets(2)(3)	427.1	427.1	320.0	22.0	85.1
Liabilities
Deposits	$1,364.1	$1,345.4	$—	$1,159.4	$186.0
Securities loaned and sold under agreements to repurchase	131.6	131.6	—	131.6	—
Long-term debt(4)	165.6	160.5	—	151.1	9.4
Other financial liabilities(5)	142.4	142.4	—	26.5	115.9

	December 31, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$221.9	$221.0	$111.8	$106.4	$2.8
Securities borrowed and purchased under agreements to resell	110.8	110.8	—	106.4	4.4
Loans(1)(2)	644.8	659.6	—	—	659.6
Other financial assets(2)(3)	351.9	351.9	242.1	19.9	89.9
Liabilities
Deposits	$1,315.6	$1,316.2	$—	$1,153.9	$162.3
Securities loaned and sold under agreements to repurchase	134.6	134.6	—	134.5	0.1
Long-term debt(4)	171.8	184.6	—	171.9	12.7
Other financial liabilities(5)	111.1	111.1	—	17.0	94.1

(1)The carrying value of loans is net of the allowance for credit losses on loans of $17.0 billion for December 31, 2022 and $16.5 billion for December 31, 2021. In addition, the carrying values exclude $0.4 billion and $0.5 billion of lease finance receivables at December 31, 2022 and 2021 respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2022 and 2021 were off-balance sheet liabilities of $13.7 billion and $8.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

26.  FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings. Movements in DVA are reported as a component of AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 25.
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 22 for additional details on Citi’s MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses) for the years ended December 31,
In millions of dollars	2022	2021
Assets
Securities borrowed and purchased under agreements to resell	$(109)	$(87)
Trading account assets	(296)	59
Investments	—	—
Loans
Certain corporate loans	(1,763)	(171)
Certain consumer loans	(1)	—
Total loans	$(1,764)	$(171)
Other assets
MSRs	$201	$43
Certain mortgage loans HFS(1)	(455)	70
Total other assets	$(254)	$113
Total assets	$(2,423)	$(86)
Liabilities
Interest-bearing deposits	$42	$(118)
Securities loaned and sold under agreements to repurchase	110	66
Trading account liabilities	(239)	17
Short-term borrowings(2)	1,424	675
Long-term debt(2)	15,589	386
Total liabilities	$16,926	$1,026

(1)    Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.
(2)     Includes DVA that is included in AOCI. See Notes 20 and 25.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. Changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI. See Note 20 for additional information.
Among other variables, the fair value of liabilities for which the fair value option has been elected (other than non-recourse debt and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads.
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $2,685 million and $296 million for the years ended December 31, 2022 and 2021, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	December 31, 2022		December 31, 2021
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$6,011	$5,360	$9,530	$6,082
Aggregate unpaid principal balance in excess of (less than) fair value	167	51	(100)	226
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $729 million and $719 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2022 and 2021, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2022 and 2021 due to instrument-specific credit risk totaled to losses of $155 million and $21 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (e.g., gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.3 billion and $0.3 billion at December 31, 2022 and 2021, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2022, there were approximately $18.6 billion and $10.8 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$793	$3,035
Aggregate fair value in excess of (less than) unpaid principal balance	(10)	70
Balance of non-accrual loans or loans more than 90 days past due	1	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2022 and 2021 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	December 31, 2022	December 31, 2021
Interest rate linked	$53.4	$38.9
Foreign exchange linked	0.1	—
Equity linked	42.5	36.1
Commodity linked	5.0	3.9
Credit linked	5.0	3.7
Total	$106.0	$82.6

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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	December 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$105,995	$82,609
Aggregate unpaid principal balance in excess of (less than) fair value	(2,944)	(2,459)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$6,222	$7,358
Aggregate unpaid principal balance in excess of (less than) fair value	(9)	(644)

27.  PLEDGED ASSETS, RESTRICTED CASH, COLLATERAL, GUARANTEES AND COMMITMENTS

Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In millions of dollars	December 31, 2022	December 31, 2021
Investment securities	$246,252	$252,192
Loans	261,450	232,319
Trading account assets	135,978	140,980
Total	$643,680	$625,491

Restricted Cash
Citigroup defines restricted cash (as cash subject to withdrawal restrictions) to include cash deposited with central banks that must be maintained to meet minimum regulatory requirements, and cash set aside for the benefit of customers or for other purposes such as compensating balance arrangements or debt retirement. Restricted cash may include minimum reserve requirements at certain central banks and cash segregated to satisfy rules regarding the protection of customer assets as required by Citigroup broker-dealers’ primary regulators, including the SEC, the Commodity Futures Trading Commission and the United Kingdom’s Prudential Regulation Authority.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2022	December 31, 2021
Cash and due from banks	$4,820	$2,786
Deposits with banks, net of allowance	12,156	10,636
Total	$16,976	$13,422

In addition to the restricted cash amounts shown above, approximately $1.8 billion held at the Russia National Settlements Depository is subject to restrictions imposed by the Russian government. This restricted amount is reported within Other assets on the Consolidated Balance Sheet.

Collateral
At December 31, 2022 and 2021, the approximate fair value of securities collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $725.5 billion and $650.8 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2022 and 2021, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities lendings, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2022 and 2021, Citi had pledged $502.0 billion and $481.0 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.3	$58.3	$89.6	$905
Performance guarantees	6.1	5.6	11.7	65
Derivative instruments considered to be guarantees	18.5	30.0	48.5	353
Loans sold with recourse	—	1.7	1.7	13
Securities lending indemnifications(1)	95.9	—	95.9	—
Credit card merchant processing(2)	129.6	—	129.6	1
Credit card arrangements with partners	—	0.6	0.6	7
Other	0.1	8.4	8.5	32
Total	$281.5	$104.6	$386.1	$1,376

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$34.3	$58.4	$92.7	$791
Performance guarantees	6.6	6.4	13.0	47
Derivative instruments considered to be guarantees	14.6	48.9	63.5	514
Loans sold with recourse	—	1.7	1.7	15
Securities lending indemnifications(1)	121.9	—	121.9	—
Credit card merchant processing(2)	119.4	—	119.4	1
Credit card arrangements with partners	—	0.8	0.8	7
Other	2.0	12.0	14.0	34
Total	$298.8	$128.2	$427.0	$1,409

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At December 31, 2022 and 2021, this maximum potential exposure was estimated to be approximately $130 billion and $119 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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

Derivative Instruments Considered to Be Guarantees
Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying instrument, reference credit or index, where there is little or no initial investment and whose terms require or permit net settlement. See Note 23 for a discussion of Citi’s derivatives activities.
Derivative instruments considered to be guarantees include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above as they are disclosed separately in Note 23. In instances where Citi’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $10 million and $19 million at December 31,
2022 and 2021, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2022 and 2021, this maximum potential exposure was estimated to be $129.6 billion and $119.4 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2022 and 2021, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2022 and 2021, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2022 or 2021 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2022 and 2021 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $18.0 billion and $18.7 billion as of December 31, 2022 and 2021, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2022 and 2021, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $1.4 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $51.8 billion and $56.5 billion at December 31, 2022 and 2021, respectively. Securities and other marketable assets held as collateral amounted to $63.7 billion and $84.2 billion at December 31, 2022 and 2021, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.7 billion and $4.1 billion at December 31, 2022 and 2021, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.
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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$77.9	$10.4	$1.3	$89.6
Performance guarantees	9.3	2.4	—	11.7
Derivative instruments deemed to be guarantees	—	—	48.5	48.5
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	95.9	95.9
Credit card merchant processing	—	—	129.6	129.6
Credit card arrangements with partners	—	—	0.6	0.6
Other	—	8.5	—	8.5
Total	$87.2	$21.3	$277.6	$386.1

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.4	$11.3	$—	$92.7
Performance guarantees	10.5	2.5	—	13.0
Derivative instruments deemed to be guarantees	—	—	63.5	63.5
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	121.9	121.9
Credit card merchant processing	—	—	119.4	119.4
Credit card arrangements with partners	—	—	0.8	0.8
Other	—	12.0	2.0	14.0
Total	$91.9	$25.8	$309.3	$427.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	December 31, 2022	December 31, 2021
Commercial and similar letters of credit	$650	$4,666	$5,316	$5,910
One- to four-family residential mortgages	906	1,488	2,394	4,351
Revolving open-end loans secured by one- to four-family residential properties	5,719	661	6,380	7,913
Commercial real estate, construction and land development	13,275	1,895	15,170	17,843
Credit card lines	603,975	79,257	683,232	700,559
Commercial and other consumer loan commitments	191,318	106,081	297,399	320,556
Other commitments and contingencies	5,469	204	5,673	5,649
Total	$821,312	$194,252	$1,015,564	$1,062,781

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2022 and 2021, Citigroup had approximately $111.6 billion and $126.6 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $37.3 billion and $41.1 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.

28.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of December 31, 2022 and 2021.
For additional information regarding Citi’s leases, see Note 1.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	December 31, 2022	December 31, 2021
ROU asset	$2,892	$2,914
Lease liability	3,076	3,116

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
The following table presents the total operating lease expense (principally for offices, branches and equipment) included in the Consolidated Statement of Income:

In millions of dollars	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2020
Operating lease expense(1)	$1,048	$1,061	$1,054

(1)     Balances presented net of $3 million, $12 million and $27 million of sublease income for the years ended December 31, 2022, 2021 and 2020, respectively.

The table below provides the Cash Flow Statement Supplemental Information:

In millions of dollars	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$725	$806
ROU assets obtained in exchange for new operating lease liabilities(1)(2)	775	845

(1)     Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)    Excludes the decrease in the ROU assets related to the purchase of a previously leased property.

Citi’s future lease payments are as follows:

In millions of dollars
2023	$704
2024	635
2025	541
2026	437
2027	319
Thereafter	769
Total future lease payments	$3,405
Less imputed interest (based on weighted-average discount rate of 3.1%)	$(329)
Lease liability	$3,076

29.  CONTINGENCIES

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
In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. In addition, certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisors or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures, consumer protection and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities. From time to time Citigroup and Related Parties also receive grand jury subpoenas and other requests for information or assistance, formal or informal, from federal or state law enforcement agencies including, among others, various United States Attorneys’ Offices, the Money Laundering and Asset Recovery Section and other divisions of the Department of Justice, the Financial Crimes Enforcement Network of the United States Department of the Treasury, and the Federal Bureau of Investigation relating to Citigroup and its customers.
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
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but a reasonably possible exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2022, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
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
Antitrust and Other Litigation: In 2018, a number of institutional investors who opted out of the previously disclosed August 2018 final settlement filed an action against Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI) and other defendants, captioned ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the foreign exchange markets. Plaintiffs assert claims under the Sherman Act and unjust enrichment claims, and seek consequential and punitive damages and other forms of relief. In July 2020, plaintiffs filed a third amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18-CV-10364 (S.D.N.Y.) (Schofield, J.).
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
In 2015, a putative class of consumers and businesses in the U.S. who directly purchased supracompetitive foreign currency at benchmark exchange rates filed an action against Citigroup and other defendants, captioned NYPL v. JPMORGAN CHASE & CO., ET AL., in the United States District Court for the Northern District of California (later transferred to the United States District Court for the Southern District of New York). Subsequently, plaintiffs filed an amended class action complaint against Citigroup, Citibank and Citicorp as defendants. Plaintiffs allege that they suffered losses as a result of defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. Plaintiffs assert claims under federal and California antitrust and consumer protection laws, and seek compensatory damages, treble damages and declaratory and injunctive relief. On March 8, 2022, the court denied plaintiffs’ motion for class certification. On August 22, 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs’ application seeking appellate review of the decision denying class certification. Additional information concerning this action is publicly available in court filings under the docket numbers 15-CV-2290 (N.D. Cal.) (Chhabria, J.), 15-CV-9300 (S.D.N.Y.) (Schofield, J.) and 22-698 (2d Cir.).
In 2019, two applications, captioned MICHAEL O’ HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, were made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank and other defendants. The applications seek compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). On March 31, 2022, the U.K.’s Competition Appeal Tribunal issued its judgment on certification, and on October 4, 2022, the U.K.’s Competition Appeal Tribunal granted both claimants permission to appeal the certification judgment. Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19.
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
In 2019, two motions for certification of class actions filed against Citigroup, Citibank and Citicorp and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. In April 2021, Citibank’s motion to dismiss plaintiffs’ petition for certification was denied. On April 6, 2022, the Supreme Court of Israel denied Citibank’s motion for leave to appeal the Central District Court’s denial of its motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Hong Kong Private Bank Litigation
In 2007, a claim was filed in the High Court of Hong Kong claiming damages of over $51 million against Citibank. The case, captioned PT ASURANSI TUGU PRATAMA INDONESIA TBK v. CITIBANK N.A., was dismissed in 2018 by the Hong Kong Court of First Instance on grounds that the claim was time-barred. On April 12, 2022, the Court of Appeal upheld the dismissal of the claim. The plaintiff appealed, and on February 6, 2023, the Court of Final Appeal rendered a judgment in the plaintiff’s favor. Additional information concerning this action is publicly available in court filings under the docket number FACV 11/2022.

Interbank Offered Rates-Related Litigation and Other Matters
In August 2020, individual borrowers and consumers of loans and credit cards filed an action against Citigroup, Citibank, CGMI and other defendants, captioned MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., in the United States District Court for the Northern District of California. Plaintiffs allege that defendants conspired to fix ICE LIBOR, assert claims under the Sherman Act and the Clayton Act, and seek declaratory relief, injunctive relief, and treble damages. On October 4, 2022, plaintiffs filed an amended complaint, and on November 4, 2022, defendants moved to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-5832 (N.D. Cal.) (Donato, J.).

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
In 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, later reduced by $700 million based on the transaction volume of class members that opted out from the settlement. Several merchants and merchant groups have appealed the final approval order. On September 27, 2021, the court granted the injunctive relief class plaintiffs’ motion to certify a non-opt-out class. On October 7 and 9, 2022, the court issued rulings on several pretrial motions. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate and Credit Default Swap Matters
Regulatory Actions: The Commodity Futures Trading Commission (CFTC) is conducting an investigation into alleged anticompetitive conduct in the trading and clearing of interest rate swaps (IRS) by investment banks. Citigroup is cooperating with the investigation.
Antitrust and Other Litigation: Beginning in 2015, Citigroup, Citibank, CGMI, CGML and numerous other parties were named as defendants in a number of industry-wide putative class actions related to IRS trading. These actions have been consolidated in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. The actions allege that defendants colluded to prevent the development of exchange-like trading for IRS and assert federal and state antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are individual actions filed by swap execution facilities, asserting federal and state antitrust claims, as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in these actions seek treble damages, fees, costs and injunctive relief. Lead plaintiffs in the class action moved for class certification in 2019 and subsequently filed an amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.).
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

Madoff-Related Litigation
In 2008, a Securities Investor Protection Act (SIPA) trustee was appointed for the SIPA liquidation of Bernard L. Madoff Investment Securities LLC (BLMIS), in the United States Bankruptcy Court for the Southern District of New York. Beginning in 2010, the SIPA trustee commenced actions against multiple Citi entities, including Citibank, Citicorp North America, Inc., CGML and Citibank (Switzerland) AG, captioned PICARD v. CITIBANK, N.A., ET AL. and PICARD v. Citibank (Switzerland) Ltd., seeking recovery of monies that originated at BLMIS and were allegedly received by the Citi entities as subsequent transferees.
On February 11, 2022, the SIPA trustee filed an amended complaint against Citibank, Citicorp North America, Inc. and CGML, and subsequently voluntarily dismissed the case against Citibank (Switzerland) AG. On April 22, 2022, these remaining Citi entities moved to dismiss the amended complaint, which the bankruptcy court denied. On November 2, 2022, the remaining Citi entities moved to file an interlocutory appeal of the bankruptcy court’s decision. On November 10, 2022, the remaining Citi entities answered the amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-5345, 12-1700 (Bankr. S.D.N.Y.) (Morris, J.); and 22-9597 (S.D.N.Y.) (Gardephe, J.).
Beginning in 2010, the British Virgin Islands liquidators of Fairfield Sentry Limited, whose assets were invested with BLMIS, commenced multiple actions against CGML, Citibank (Switzerland) AG, Citibank, NA London, Citivic Nominees Ltd., Cititrust Bahamas Ltd., and Citibank Korea Inc., captioned FAIRFIELD SENTRY LTD., ET AL. v. CITIGROUP GLOBAL MARKETS LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK (SWITZERLAND) AG, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS

COMPANY, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIVIC NOMINEES LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. DON CHIMANGO SA, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK KOREA INC. ET AL., in the United States Bankruptcy Court for the Southern District of New York. The actions seek recovery of monies that were allegedly received directly or indirectly from Fairfield Sentry.
In October 2021, Citi (Switzerland) AG and Citivic Nominees Ltd. filed a motion to dismiss for lack of personal jurisdiction, which remains pending. On August 24, 2022, the United States District Court for the Southern District of New York affirmed various decisions of the bankruptcy court, which dismissed claims against CGML, Citibank (Switzerland) AG, Citibank, NA London, Citivic Nominees Ltd., Cititrust Bahamas Ltd., and Citibank Korea Inc., and permitted a single claim against Citibank, NA London, CGML, Citivic Nominees Ltd., and Citibank (Switzerland) AG to proceed. In late September 2022, the liquidators appealed the district court’s decision dismissing the liquidators’ claims. On September 30, 2022, CGML, Citibank (Switzerland) AG, Citibank, NA London, and Citivic Nominees Ltd. moved for leave to appeal the district court’s decision permitting the single claim to proceed against them. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Morris, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); and 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582 (2d Cir.).

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
In 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup, Citibank, and related parties, which the court dismissed on grounds that it was duplicative of Parmalat’s previously unsuccessful claims. In 2019, the Milan Court of Appeal rejected Parmalat’s appeal of the Milan court’s dismissal, which Parmalat appealed with the Italian Supreme Court. Additional information concerning this action is publicly available in court filings under the docket numbers 1009/2018 and 20598/2019.
In January 2020, Parmalat, its three directors, and its sole shareholder, Sofil S.a.s., as co-plaintiffs, filed a claim before the Italian civil court in Milan seeking a declaratory judgment that they do not owe compensatory damages of €990 million to Citibank. In November 2020, Citibank joined the proceedings, seeking dismissal of the declaratory judgment application and filing a counterclaim. Additional information concerning this action is publicly available in court filings under the docket number 8611/2020.

Shareholder Derivative and Securities Litigation
Beginning in October 2020, four derivative actions were filed in the United States District Court for the Southern District of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors. The actions were later consolidated under the case name IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, and contribution and indemnification in connection with defendants’ alleged failures to implement adequate internal controls. In addition, the consolidated complaint asserts derivative claims for violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 in connection with statements in Citigroup’s 2019 and 2020 annual meeting proxy statements. In February 2021, the court stayed the action pending resolution of defendants’ motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-09438 (S.D.N.Y.) (Preska, J.).
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
On June 23, 2022, a third derivative action was filed in the Supreme Court of the State of New York, also purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors, and certain current and former officers. A stipulation to stay and consolidate this action with the Supreme Court of the State of New York action captioned IN RE CITIGROUP INC. DERIVATIVE LITIGATION is pending. Additional information concerning this action is publicly available in court filings under the docket number 656930/2022 (N.Y. Sup. Ct.) (Schecter, J.).
On August 2, 2022, a shareholder derivative action captioned LIPSHUTZ ET AL. v. COSTELLO ET AL. was filed in the United States District Court for the Eastern District of New York, purportedly on behalf of Citigroup (as nominal defendant) against Citigroup’s current directors. The action raises substantially the same claims and allegations as IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE

LITIGATION. The LIPSHUTZ action additionally asserts that plaintiffs made a litigation demand on the Citigroup Board of Directors and that the demand was wrongfully refused. Defendants moved to transfer the new action to the United States District Court for the Southern District of New York. Additional information concerning this action is publicly available in court filings under the docket number 22 Civ. 4547 (E.D.N.Y.) (Kovner, J.).
Beginning in October 2020, three putative class action complaints were filed in the United States District Court for the Southern District of New York against Citigroup and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The actions were later consolidated under the case name IN RE CITIGROUP SECURITIES LITIGATION. The consolidated complaint later added certain of Citigroup’s current and former directors as defendants. Defendants have moved to dismiss the consolidated amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-9132 (S.D.N.Y.) (Preska, J.).

Sovereign Securities Matters
Regulatory Actions: Government and regulatory agencies are conducting investigations or making inquiries regarding Citigroup’s sales and trading activities in connection with sovereign and other government-related securities. Citigroup is cooperating with these investigations and inquiries.
Antitrust and Other Litigation: In 2015, putative class actions filed against CGMI and other defendants were consolidated under the caption IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants colluded to fix U.S. treasury auction bids by sharing competitively sensitive information ahead of the auctions, and that defendants colluded to boycott and prevent the emergence of an anonymous, all-to-all electronic trading platform in the U.S. Treasuries secondary market. Plaintiffs assert claims under antitrust laws, and seek damages, including treble damages where authorized by statute, and injunctive relief. In March 2021, the court granted defendants’ motion to dismiss, without prejudice. In May 2021, plaintiffs filed an amended consolidated complaint. In June 2021, certain defendants, including CGMI, moved to dismiss the amended complaint. On March 31, 2022, the court dismissed the amended complaint with prejudice, and the plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
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
In 2018, a putative class action was filed against Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., Citibanamex, Grupo Banamex and other banks, captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. The complaint alleges that defendants colluded in the Mexican sovereign bond market. In September 2019, the court granted defendants’ motion to dismiss. In December 2019, plaintiffs filed an amended complaint against Citibanamex and other market makers in the Mexican sovereign bond market. Plaintiffs no longer assert any claims against Citigroup or any other U.S. Citi affiliates. The amended complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market, asserts antitrust and unjust enrichment claims, and seeks treble damages, restitution and injunctive relief. In February 2020, certain defendants, including Citibanamex, moved to dismiss the amended complaint. In June 2021, the court granted defendants’ motion to dismiss, and the plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-2830 (S.D.N.Y.) (Oetken, J.) and 22-2039 (2d Cir.).
In February 2021, purchasers of Euro-denominated sovereign debt issued by European central governments added CGMI, CGML and others as defendants to a putative class action, captioned IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to inflate prices of European government bonds in primary market auctions and to fix the prices of European government bonds in secondary markets. Plaintiffs assert a claim under the Sherman Act and seek treble damages and attorneys’ fees. On March 14, 2022, the court granted defendants’ motion to dismiss the fourth amended complaint as to certain defendants, but denied defendants’ motion to dismiss as to other defendants, including CGMI and CGML. On June 16, 2022, the court denied certain defendants’ respective motions for reconsideration of the court’s denial of defendants’ motion to dismiss. In November 2022, plaintiffs moved for leave to amend the complaint. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-2601 (S.D.N.Y.) (Marrero, J.).

Transaction Tax Matters
Citigroup and Citibank are engaged in litigation or examinations with non-U.S. tax authorities concerning the payment of transaction taxes and other non-income tax matters.

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
In June 2021, the Board of Directors of the San Diego Association of Governments, acting as the San Diego County Regional Transportation Commission, filed a parallel putative class action against the same defendants named in the already pending nationwide consolidated class action. The two actions were consolidated and in August 2021, the plaintiffs in the nationwide putative class action filed a consolidated amended complaint, captioned THE CITY OF PHILADELPHIA, MAYOR AND CITY COUNCIL OF BALTIMORE, THE BOARD OF DIRECTORS OF THE SAN DIEGO ASSOCIATION OF GOVERNMENTS, ACTING AS THE SAN DIEGO COUNTY REGIONAL TRANSPORTATION COMMISSION v. BANK OF AMERICA CORP., ET AL. In September 2021, defendants moved to dismiss the consolidated amended complaint in part. On June 28, 2022, the court granted in part and denied in part defendants’ partial motion to dismiss the consolidated amended complaint. On October 27, 2022, plaintiffs filed a motion to certify a class of persons and entities who, from February 2008 to November 2015, paid interest rates on VRDOs with respect to the antitrust claim. The plaintiffs also moved to certify a subclass of individuals who entered into remarketing agreements with the defendants during that same period. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-1608 (S.D.N.Y.) (Furman, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation or other accruals.

30.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup’s Registration Statement on Form S-3 on file with the SEC includes its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, Condensed Consolidating Balance Sheet as of December 31, 2022 and 2021 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations, and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$8,992		$—	$(8,992)	$—
Interest revenue	—	10,021	64,387	—	74,408
Interest revenue—intercompany	4,628	2,324	(6,952)	—	—
Interest expense	5,250	5,938	14,552	—	25,740
Interest expense—intercompany	715	4,358	(5,073)	—	—
Net interest income	$(1,337)	$2,049	$47,956	$—	$48,668
Commissions and fees	$—	$4,617	$4,558	$—	$9,175
Commissions and fees—intercompany	(1)	127	(126)	—	—
Principal transactions	5,147	13,895	(4,883)	—	14,159
Principal transactions—intercompany	(5,686)	(10,532)	16,218	—	—
Other revenue	210	493	2,633	—	3,336
Other revenue—intercompany	(220)	(58)	278	—	—
Total non-interest revenues	$(550)	$8,542	$18,678	$—	$26,670
Total revenues, net of interest expense	$7,105	$10,591	$66,634	$(8,992)	$75,338
Provisions for credit losses and for benefits and claims	$—	$10	$5,229	$—	$5,239
Operating expenses
Compensation and benefits	$9	$5,450	$21,196	$—	$26,655
Compensation and benefits—intercompany	12	—	(12)	—	—
Other operating	85	2,962	21,590	—	24,637
Other operating—intercompany	15	2,705	(2,720)	—	—
Total operating expenses	$121	$11,117	$40,054	$—	$51,292
Equity in undistributed income of subsidiaries	$6,173	$—	$—	$(6,173)	$—
Income from continuing operations before income taxes	$13,157	$(536)	$21,351	$(15,165)	$18,807
Provision (benefit) for income taxes	(1,688)	(290)	5,620	—	3,642
Income from continuing operations	$14,845	$(246)	$15,731	$(15,165)	$15,165
Income (loss) from discontinued operations, net of taxes	—	—	(231)	—	(231)
Net income before attribution of noncontrolling interests	$14,845	$(246)	$15,500	$(15,165)	$14,934
Noncontrolling interests	—	—	89	—	89
Net income	$14,845	$(246)	$15,411	$(15,165)	$14,845
Comprehensive income
Add: Other comprehensive income (loss)	$(8,297)	$946	$(5,120)	$4,174	$(8,297)
Total Citigroup comprehensive income	$6,548	$700	$10,291	$(10,991)	$6,548
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(58)	$—	$(58)
Add: Net income attributable to noncontrolling interests	—	—	89	—	89
Total comprehensive income	$6,548	$700	$10,322	$(10,991)	$6,579

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,482	$—	$—	$(6,482)	$—
Interest revenue	—	3,566	46,909	—	50,475
Interest revenue—intercompany	3,757	531	(4,288)	—	—
Interest expense	4,791	778	2,412	—	7,981
Interest expense—intercompany	294	1,320	(1,614)	—	—
Net interest income	$(1,328)	$1,999	$41,823	$—	$42,494
Commissions and fees	$—	$7,770	$5,902	$—	$13,672
Commissions and fees—intercompany	(36)	407	(371)	—	—
Principal transactions	976	10,140	(962)	—	10,154
Principal transactions—intercompany	(1,375)	(6,721)	8,096	—	—
Other revenue	(64)	576	5,052	—	5,564
Other revenue—intercompany	(133)	(60)	193	—	—
Total non-interest revenues	$(632)	$12,112	$17,910	$—	$29,390
Total revenues, net of interest expense	$4,522	$14,111	$59,733	$(6,482)	$71,884
Provisions for credit losses and for benefits and claims	$—	$6	$(3,784)	$—	$(3,778)
Operating expenses
Compensation and benefits	$10	$5,251	$19,873	$—	$25,134
Compensation and benefits—intercompany	69	—	(69)	—	—
Other operating	83	2,868	20,108	—	23,059
Other operating—intercompany	11	2,826	(2,837)	—	—
Total operating expenses	$173	$10,945	$37,075	$—	$48,193
Equity in undistributed income of subsidiaries	$16,596	$—	$—	$(16,596)	$—
Income from continuing operations before income taxes	$20,945	$3,160	$26,442	$(23,078)	$27,469
Provision (benefit) for income taxes	(1,007)	625	5,833	—	5,451
Income from continuing operations	$21,952	$2,535	$20,609	$(23,078)	$22,018
Income (loss) from discontinued operations, net of taxes	—	—	7	—	7
Net income (loss) before attribution of noncontrolling interests	$21,952	$2,535	$20,616	$(23,078)	$22,025
Noncontrolling interests	—	—	73	—	73
Net income	$21,952	$2,535	$20,543	$(23,078)	$21,952
Comprehensive income
Add: Other comprehensive income (loss)	$(6,707)	$(76)	$(450)	$526	$(6,707)
Total Citigroup comprehensive income	$15,245	$2,459	$20,093	$(22,552)	$15,245
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(99)	$—	$(99)
Add: Net income attributable to noncontrolling interests	—	—	73	—	73
Total comprehensive income	$15,245	$2,459	$20,067	$(22,552)	$15,219

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,355	$—	$—	$(2,355)	$—
Interest revenue	—	5,364	52,725	—	58,089
Interest revenue—intercompany	4,162	920	(5,082)	—	—
Interest expense	4,992	1,989	6,357	—	13,338
Interest expense—intercompany	502	2,170	(2,672)	—	—
Net interest income	$(1,332)	$2,125	$43,958	$—	$44,751
Commissions and fees	$—	$6,216	$5,169	$—	$11,385
Commissions and fees—intercompany	(36)	290	(254)	—	—
Principal transactions	(1,254)	(4,252)	19,391	—	13,885
Principal transactions—intercompany	693	9,064	(9,757)	—	—
Other revenue	(127)	706	4,901	—	5,480
Other revenue—intercompany	111	23	(134)	—	—
Total non-interest revenues	$(613)	$12,047	$19,316	$—	$30,750
Total revenues, net of interest expense	$410	$14,172	$63,274	$(2,355)	$75,501
Provisions for credit losses and for benefits and claims	$—	$(1)	$17,496	$—	$17,495
Operating expenses
Compensation and benefits	$(5)	$4,941	$17,278	$—	$22,214
Compensation and benefits—intercompany	191	—	(191)	—	—
Other operating	37	2,393	19,730	—	22,160
Other operating—intercompany	15	2,317	(2,332)	—	—
Total operating expenses	$238	$9,651	$34,485	$—	$44,374
Equity in undistributed income of subsidiaries	$9,894	$—	$—	$(9,894)	$—
Income from continuing operations before income taxes	$10,066	$4,522	$11,293	$(12,249)	$13,632
Provision (benefit) for income taxes	(981)	1,249	2,257	—	2,525
Income from continuing operations	$11,047	$3,273	$9,036	$(12,249)	$11,107
Income (loss) from discontinued operations, net of taxes	—	—	(20)	—	(20)
Net income before attribution of noncontrolling interests	$11,047	$3,273	$9,016	$(12,249)	$11,087
Noncontrolling interests	—	—	40	—	40
Net income	$11,047	$3,273	$8,976	$(12,249)	$11,047
Comprehensive income
Add: Other comprehensive income (loss)	$4,260	$(223)	$4,244	$(4,021)	$4,260
Total Citigroup comprehensive income	$15,307	$3,050	$13,220	$(16,270)	$15,307
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$26	$—	$26
Add: Net income attributable to noncontrolling interests	—	—	40	—	40
Total comprehensive income	$15,307	$3,050	$13,286	$(16,270)	$15,373

Condensed Consolidating Balance Sheet

	December 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$955	$29,622	$—	$30,577
Cash and due from banks—intercompany	15	7,448	(7,463)	—	—
Deposits with banks, net of allowance	—	7,902	303,546	—	311,448
Deposits with banks—intercompany	3,000	10,816	(13,816)	—	—
Securities borrowed and purchased under resale agreements	—	286,724	78,677	—	365,401
Securities borrowed and purchased under resale agreements—intercompany	—	19,549	(19,549)	—	—
Trading account assets	130	202,678	131,306	—	334,114
Trading account assets—intercompany	176	7,279	(7,455)	—	—
Investments, net of allowance	1	265	526,316	—	526,582
Loans, net of unearned income	—	1,749	655,472	—	657,221
Loans, net of unearned income—intercompany	—	337	(337)	—	—
Allowance for credit losses on loans (ACLL)	—	—	(16,974)	—	(16,974)
Total loans, net	$—	$2,086	$638,161	$—	$640,247
Advances to subsidiaries	$146,843	$—	$(146,843)	$—	$—
Investments in subsidiary bank holding company	172,721	—	—	(172,721)	—
Investments in non-bank subsidiaries	48,295	—	—	(48,295)	—
Other assets, net of allowance(1)	10,441	66,753	131,113	—	208,307
Other assets—intercompany	3,346	94,716	(98,062)	—	—
Total assets	$384,968	$707,171	$1,545,553	$(221,016)	$2,416,676
Liabilities and equity
Deposits	$—	$—	$1,365,954	$—	$1,365,954
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	181,765	20,679	—	202,444
Securities loaned and sold under repurchase agreements—intercompany	—	64,151	(64,151)	—	—
Trading account liabilities	23	108,940	61,684	—	170,647
Trading account liabilities—intercompany	581	6,989	(7,570)	—	—
Short-term borrowings	—	20,382	26,714	—	47,096
Short-term borrowings—intercompany	—	23,468	(23,468)	—	—
Long-term debt	166,257	88,844	16,505	—	271,606
Long-term debt—intercompany	—	83,224	(83,224)	—	—
Advances from subsidiary bank holding company	6,629	—	(6,629)	—	—
Advances from non-bank subsidiaries	7,933	—	(7,933)	—	—
Other liabilities	2,321	75,040	79,730	—	157,091
Other liabilities—intercompany	35	15,530	(15,565)	—	—
Stockholders’ equity	201,189	38,838	182,827	(221,016)	201,838
Total liabilities and equity	$384,968	$707,171	$1,545,553	$(221,016)	$2,416,676

(1)Citigroup parent company and Other Citigroup subsidiaries at December 31, 2022 included $40.2 billion of placements to Citibank and its branches, of which $29.2 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$834	$26,681	$—	$27,515
Cash and due from banks—intercompany	17	6,890	(6,907)	—	—
Deposits with banks, net of allowance	—	7,936	226,582	—	234,518
Deposits with banks—intercompany	3,500	11,005	(14,505)	—	—
Securities borrowed and purchased under resale agreements	—	269,608	57,680	—	327,288
Securities borrowed and purchased under resale agreements—intercompany	—	23,362	(23,362)	—	—
Trading account assets	248	189,841	141,856	—	331,945
Trading account assets—intercompany	1,215	1,438	(2,653)	—	—
Investments, net of allowance	1	224	512,597	—	512,822
Loans, net of unearned income	—	2,293	665,474	—	667,767
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(16,455)	—	(16,455)
Total loans, net	$—	$2,293	$649,019	$—	$651,312
Advances to subsidiaries	$142,144	$—	$(142,144)	$—	$—
Investments in subsidiary bank holding company	175,849	—	—	(175,849)	—
Investments in non-bank subsidiaries	47,454	—	—	(47,454)	—
Other assets, net of allowance(1)	10,589	69,312	126,112	—	206,013
Other assets—intercompany	2,737	60,567	(63,304)	—	—
Total assets	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413
Liabilities and equity
Deposits	$—	$—	$1,317,230	$—	$1,317,230
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	171,818	19,467	—	191,285
Securities loaned and sold under repurchase agreements—intercompany	—	62,197	(62,197)	—	—
Trading account liabilities	17	122,383	39,129	—	161,529
Trading account liabilities—intercompany	777	500	(1,277)	—	—
Short-term borrowings	—	13,425	14,548	—	27,973
Short-term borrowings—intercompany	—	17,230	(17,230)	—	—
Long-term debt	164,945	61,416	28,013	—	254,374
Long-term debt—intercompany	—	76,335	(76,335)	—	—
Advances from subsidiary bank holding company	5,426	—	(5,426)	—	—
Advances from non-bank subsidiaries	8,043	—	(8,043)	—	—
Other liabilities	2,574	68,206	65,570	—	136,350
Other liabilities—intercompany	—	11,774	(11,774)	—	—
Stockholders’ equity	201,972	38,026	185,977	(223,303)	202,672
Total liabilities and equity	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413

(1)Citigroup parent company and Other Citigroup subsidiaries at December 31, 2021 included $30.5 billion of placements to Citibank and its branches, of which $19.5 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$156	$(18,505)	$43,418	$—	$25,069
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(218,747)	$—	$(218,747)
Proceeds from sales of investments	—	—	79,687	—	79,687
Proceeds from maturities of investments	—	—	140,934	—	140,934
Held-to-maturity debt securities:
Purchases of investments	—	—	(42,903)	—	(42,903)
Proceeds from maturities of investments	—	—	12,188	—	12,188
Change in loans	—	—	(16,591)	—	(16,591)
Proceeds from sales and securitizations of loans	—	—	4,709	—	4,709
Proceeds from divestitures	—	—	5,741	—	5,741
Change in securities borrowed and purchased under agreements to resell	—	(13,303)	(24,810)	—	(38,113)
Changes in investments and advances—intercompany	(7,815)	(33,929)	41,744	—	—
Other investing activities	—	(65)	(6,295)	—	(6,360)
Net cash used in investing activities of continuing operations	$(7,815)	$(47,297)	$(24,343)	$—	$(79,455)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,003)	$(281)	$281	$—	$(5,003)
Issuance of preferred stock	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—
Treasury stock acquired	(3,250)	—	—	—	(3,250)
Proceeds (repayments) from issuance of long-term debt, net	14,661	34,162	(1,160)	—	47,663
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	11,089	(11,089)	—	—
Change in deposits	—	—	68,415	—	68,415
Change in securities loaned and sold under agreements to repurchase	—	11,901	(742)	—	11,159
Change in short-term borrowings	—	6,957	12,166	—	19,123
Net change in short-term borrowings and other advances—intercompany	1,093	2,038	(3,131)	—	—
Capital contributions from (to) parent	—	380	(380)	—	—
Other financing activities	(344)	12	(12)	—	(344)
Net cash provided by financing activities of continuing operations	$7,157	$66,258	$64,348	$—	$137,763
Effect of exchange rate changes on cash and due from banks	$—	$—	$(3,385)	$—	$(3,385)
Change in cash and due from banks and deposits with banks	$(502)	$456	$80,038	$—	$79,992
Cash and due from banks and deposits with banks at beginning of year	3,517	26,665	231,851	—	262,033
Cash and due from banks and deposits with banks at end of year	$3,015	$27,121	$311,889	$—	$342,025
Cash and due from banks (including segregated cash and other deposits)	$15	$8,403	$22,159	$—	$30,577
Deposits with banks, net of allowance	3,000	18,718	289,730	—	311,448
Cash and due from banks and deposits with banks at end of year	$3,015	$27,121	$311,889	$—	$342,025
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(1,269)	$363	$4,639	$—	$3,733
Cash paid during the year for interest	1,309	9,936	11,370	—	22,615
Non-cash investing activities
Transfer of investment securities from AFS to HTM	$—	$—	$21,688	$—	$21,688
Decrease in net loans associated with divestitures reclassified to HFS	—	—	16,956	—	16,956
Decrease in goodwill associated with divestitures reclassified to HFS	—	—	876	—	876
Transfers to loans HFS (Other assets) from loans	—	—	5,582	—	5,582
Non-cash financing activities
Decrease in deposits associated with significant disposals reclassified to HFS	$—	$—	$19,691	$—	$19,691

Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$3,947	$43,227	$(84)	$—	$47,090
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(205,980)	$—	$(205,980)
Proceeds from sales of investments	—	—	125,895	—	125,895
Proceeds from maturities of investments	—	—	120,936	—	120,936
Held-to-maturity debt securities:
Purchases of investments	—	—	(136,450)	—	(136,450)
Proceeds from maturities of investments	—	—	21,164	—	21,164
Change in loans	—	—	(1,173)	—	(1,173)
Proceeds from sales and securitizations of loans	—	—	2,918	—	2,918
Change in securities borrowed and purchased under agreements to resell	—	(29,944)	(2,632)	—	(32,576)
Changes in investments and advances—intercompany	8,260	(9,040)	780	—	—
Other investing activities	—	(2)	(5,478)	—	(5,480)
Net cash provided by (used in) investing activities of continuing operations	$8,260	$(38,986)	$(80,020)	$—	$(110,746)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,198)	$(196)	$196	$—	$(5,198)
Issuance of preferred stock	3,300	—	—	—	3,300
Redemption of preferred stock	(3,785)	—	—	—	(3,785)
Treasury stock acquired	(7,601)	—	—	—	(7,601)
Proceeds from issuance of long-term debt, net	(86)	15,071	(19,277)	—	(4,292)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	14,410	(14,410)	—	—
Change in deposits	—	—	44,966	—	44,966
Change in securities loaned and sold under agreements to repurchase	—	(27,241)	19,001	—	(8,240)
Change in short-term borrowings	—	1,102	(2,643)	—	(1,541)
Net change in short-term borrowings and other advances—intercompany	501	(917)	416	—	—
Capital contributions from (to) parent	—	71	(71)	—	—
Other financing activities	(337)	12	(12)	—	(337)
Net cash provided by (used in) financing activities of continuing operations	$(13,206)	$2,312	$28,166	$—	$17,272
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,198)	$—	$(1,198)
Change in cash and due from banks and deposits with banks	$(999)	$6,553	$(53,136)	$—	$(47,582)
Cash and due from banks and deposits with banks at beginning of year	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of year	$3,517	$26,665	$231,851	$—	$262,033
Cash and due from banks (including segregated cash and other deposits)	$17	$7,724	$19,774	$—	$27,515
Deposits with banks, net of allowance	3,500	18,941	212,077	—	234,518
Cash and due from banks and deposits with banks at end of year	$3,517	$26,665	$231,851	$—	$262,033
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(2,406)	$919	$5,515	$—	$4,028
Cash paid during the year for interest	3,101	2,210	1,832	—	7,143
Non-cash investing activities
Decrease in net loans associated with divestitures reclassified to HFS	$—	$—	$9,945	$—	$9,945
Transfers to loans HFS (Other assets) from loans	—	—	7,414	—	7,414
Non-cash financing activities
Decrease in long-term debt associated with divestitures reclassified to HFS	$—	$—	$479	$—	$479
Decrease in deposits associated with divestitures reclassified to HFS reclassified to HFS	—	—	8,407	—	8,407

Condensed Consolidating Statements of Cash Flows
	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,002	$(26,195)	$(2,295)	$—	$(23,488)
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(306,801)	$—	$(306,801)
Proceeds from sales of investments	—	—	144,035	—	144,035
Proceeds from maturities of investments	—	—	110,941	—	110,941
Held-to-maturity debt securities:
Purchases of investments	—	—	(25,586)	—	(25,586)
Proceeds from maturities of investments	—	—	15,215	—	15,215
Change in loans	—	—	14,249	—	14,249
Proceeds from sales and securitizations of loans	—	—	1,495	—	1,495
Change in securities borrowed and purchased under agreements to resell	—	(46,044)	2,654	—	(43,390)
Changes in investments and advances—intercompany	(5,584)	(6,917)	12,501	—	—
Other investing activities	—	(54)	(2,549)	—	(2,603)
Net cash provided by (used in) investing activities of continuing operations	$(5,584)	$(53,015)	$(33,846)	$—	$(92,445)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,352)	$(172)	$172	$—	$(5,352)
Issuance of preferred stock	2,995	—	—	—	2,995
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	16,798	6,349	(10,091)	—	13,056
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	3,960	(3,960)	—	—
Change in deposits	—	—	210,081	—	210,081
Change in securities loaned and sold under agreements to repurchase	—	79,322	(46,136)	—	33,186
Change in short-term borrowings	—	1,228	(16,763)	—	(15,535)
Net change in short-term borrowings and other advances—intercompany	(7,528)	(7,806)	15,334	—	—
Other financing activities	(411)	—	—	—	(411)
Net cash provided by financing activities of continuing operations	$2,077	$82,881	$148,637	$—	$233,595
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,966)	$—	$(1,966)
Change in cash and due from banks and deposits with banks	$1,495	$3,671	$110,530	$—	$115,696
Cash and due from banks and deposits with banks at beginning of year	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Cash and due from banks (including segregated cash and other deposits)	$16	$6,709	$19,624	$—	$26,349
Deposits with banks, net of allowance	4,500	13,403	265,363	—	283,266
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(1,883)	$1,138	$5,542	$—	$4,797
Cash paid during the year for interest	2,681	4,516	4,897	—	12,094
Non-cash investing activities
Transfers to loans HFS (Other assets) from loans	$—	$—	$2,614	$—	$2,614

FINANCIAL DATA SUPPLEMENT

RATIOS

	2022	2021	2020
Return on average assets	0.62%	0.94%	0.50%
Return on average common stockholders’ equity(1)	7.7	11.5	5.7
Return on average total stockholders’ equity(2)	7.5	10.9	5.7
Total average equity to average assets(3)	8.3	8.6	8.7
Dividend payout ratio(4)	29	20	43

(1)    Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)    Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)    Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)    Dividends declared per common share as a percentage of diluted EPS.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

		2022		2021		2020
In millions of dollars at year end, except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.66%	$32,094	0.16%	$42,222	0.10%	$130,970
Other demand deposits	0.49	394,488	0.15	412,815	0.33	311,342
Other time and savings deposits	1.79	190,448	0.55	200,194	0.94	210,896
Total	0.90%	$617,030	0.28%	$655,231	0.48%	$653,208

(1)    Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

UNINSURED DEPOSITS

The table below shows the estimated amount of uninsured time deposits by maturity profile:

In millions of dollars at December 31, 2022	Under 3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
In U.S. offices(1)
Time deposits in excess of FDIC insurance limits(2)	$24,534	$11,556	$22,868	$2,642	$61,600
In offices outside the U.S.(1)
Time deposits in excess of foreign jurisdiction insurance limits(3)	128,189	9,289	12,125	1,318	150,921
Total uninsured time deposits(4)	$152,723	$20,845	$34,993	$3,960	$212,521

(1)    The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.
(2)    The standard insurance amount is $250,000 and $500,000 per depositor, per insured bank, for single and joint account ownership categories, respectively.
(3)    For purposes of this presentation, time deposits in offices outside the U.S. are deemed to be uninsured.
(4)    The maturity term is based on the remaining term of the time deposit rather than the original maturity date.

Total uninsured deposits as of December 31, 2022 were $1.16 trillion (see footnotes 1, 2 and 3 to the table above).

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

Other Bank and Bank Holding Company Regulation
Citi, including its banking subsidiaries, is subject to regulatory limitations, including requirements as to liquidity, risk-based capital and leverage (see “Capital Resources” above and Note 19), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The FRB may also expect Citi to commit resources to its subsidiary banks in certain circumstances. Citi is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

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
Citi also has subsidiaries that are members of futures exchanges and derivatives clearinghouses. In the U.S., CGMI is a member of the principal U.S. futures exchanges and clearinghouses, and Citi has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citibank, CGMI, Citigroup Energy Inc., Citigroup Global Markets Europe AG (CGME) and CGML are also registered as swap dealers with the CFTC (for additional information, see below). CGMI is also subject to SEC and CFTC rules that specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See “Capital Resources” above and Note 19 for a further discussion of capital considerations of Citi’s non-banking subsidiaries.

Recent Rules Regarding Swap Dealers/Security-Based Swap
Dealers
On July 22, 2020, the CFTC adopted final rules establishing capital and financial reporting requirements for swap dealers that took effect in October 2021.
In addition, the SEC has adopted rules governing the registration and regulation of security-based swap dealers. The regulations include requirements related to (i) capital, margin and segregation, (ii) record-keeping, reporting and notification and (iii) risk management practices for uncleared security-based swaps and the cross-border application of certain security-based swap requirements. These requirements also took effect in November 2021. Citibank, CGML and CGME registered with the SEC as security-based swap dealers.

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

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its First Quarter of 2022 Form 10-Q, identified and reported certain activities pursuant to Section 219 for the first quarter of 2022. Citi did not report any activities pursuant to Section 219 in its Second Quarter of 2022 Form 10-Q or Third Quarter of 2022 Form 10-Q. During the fourth quarter of 2022, Citigroup identified seven transactions pursuant to Section 219 related to the second, third and fourth quarters of 2022.
Between April 2022 and July 2022, a Citigroup subsidiary processed four payments to cover the service and insurance fees on a now closed credit card held by a Specially Designated National, who was designated pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations. The total value of the payments was equivalent to USD 14.29, and they were assessed for the period after the designation but prior to the closure of the account. Citi did not realize any additional fees for the processing of the payments. Once identified, the transactions were disclosed to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC).
On October 19, 2022, Citibank, N.A., New York Branch, participated in a transaction that indirectly involved the Foreign Trade Bank of the Democratic People’s Republic of Korea when it processed a funds transfer from an international organization to the account of the Permanent Mission of the Democratic People’s Republic of Korea (DPRK) at the international organization’s Federal Credit Union. The total value of the payment was approximately USD 1,000,000 and was a payment to fund the international organization’s humanitarian activities in the DPRK and the operations of the DPRK mission. This transaction was made pursuant to a license issued by OFAC on September 27, 2022, which expires on September 30, 2023. Citi realized nominal fees for the processing of the payment.
In November 2022, Citibank, N.A., acting as an intermediary bank, processed a transfer of funds from the accounts of subsidiaries of the Islamic Republic of Iran Shipping Lines held at Société Générale bank, Paris, to
Commerzbank AG, Hamburg, to satisfy a judgment from the Commercial Court of Paris. The total value of the payment was USD 22,610,822.13 and the transaction was authorized pursuant to a license issued by OFAC on May 3, 2022, which expires on May 31, 2024. Citi realized nominal fees for the processing of the payment.
On December 27, 2022, two subsidiaries of Citigroup processed a transaction between the Central Bank of Iran (the CBI) and an international organization. The CBI sent funds to the international organization’s Korean won account at Citibank Korea Inc., which were then converted to U.S. dollars and transferred to the international organization’s U.S. dollar account at Citibank, N.A., New York Branch. The total value of the payment was USD 20,573,794.74. The transaction was a payment for the Government of Iran’s membership dues to the international organization. Citi obtained a two-year license from OFAC for such payments, expiring on May 31, 2023. Citi realized nominal fees for the processing of the payment.

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
Citi did not have any share repurchases in the fourth quarter of 2022, other than repurchases relating to issuances of common stock related to employee stock ownership plans. For information on Citi’s pause of common share repurchases, see “Executive Summary” above.
During the quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy employee tax requirements.

Dividends
Citi paid common dividends of $0.51 per share for the fourth quarter of 2022 and the first quarter of 2023. As previously announced, Citi intends to maintain its planned capital actions, which include a quarterly common dividend of at least $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
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
During 2022, Citi distributed $1,032 million in dividends on its outstanding preferred stock. On January 11, 2023, Citi declared preferred dividends of approximately $277 million for the first quarter of 2023.
See Note 19 for information on the ability of Citigroup’s subsidiary depository institutions to pay dividends.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2022. The graph and table assume that $100 was invested on December 31, 2017 in Citi’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2017	100.0	100.0	100.0
31-Dec-2018	71.5	93.8	85.3
31-Dec-2019	112.8	120.8	110.2
31-Dec-2020	90.7	140.5	105.7
31-Dec-2021	91.6	178.3	140.1
31-Dec-2022	71.3	143.6	122.8

Note: Citi’s common stock is listed on the NYSE under the ticker symbol “C” and held by 60,813 common stockholders of record as of January 31, 2023.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 24, 2023 are:

Name	Age	Position and office held
Peter Babej	59	CEO, Asia Pacific
Titi Cole	50	CEO, Legacy Franchises
Jane Fraser	55	Chief Executive Officer, Citigroup Inc.
Sunil Garg	57	Chief Executive Officer, Citibank, N.A.
David Livingstone	59	CEO, Europe, Middle East and Africa
Mark A. L. Mason	53	Chief Financial Officer
Brent McIntosh	49	General Counsel and Corporate Secretary
Johnbull Okpara	51	Controller and Chief Accounting Officer
Karen Peetz	67	Chief Administrative Officer
Anand Selvakesari	55	CEO, Personal Banking and Wealth Management
Edward Skyler	49	Head of Enterprise Services & Public Affairs
Ernesto Torres Cantú	58	CEO, Latin America
Zdenek Turek	58	Chief Risk Officer
Sara Wechter	42	Head of Human Resources
Mike Whitaker	59	Head of Enterprise Operations and Technology
Paco Ybarra	61	CEO, Institutional Clients Group

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
•Ms. Cole joined Citi in her current position in February 2022. Previously, she served as PBWM’s Head of Global Operations and Fraud Prevention and Chief Client Officer. Prior to joining Citi, Ms. Cole served as Head of Consumer and Small Business Banking Operations and Contact Centers at Wells Fargo, and before that, led Retail Products and Underwriting for Bank of America;
•Ms. Fraser joined Citi in 2004 and assumed her current position on February 26, 2021. Previously, she served as CEO of (the former) Global Consumer Banking from October 2019 to December 2020. Before that, she served as CEO of Citi Latin America from June 2015 to October 2019. She held a number of other roles across the organization, including CEO of U.S. Consumer and Commercial Banking and CitiMortgage, CEO of Citi’s Global Private Bank and Global Head of Strategy and M&A;
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
•Mr. Torres Cantú joined Citi in 1989 and assumed his current position in October 2019. Previously, he served as CEO of Citibanamex since October 2014. He served as CEO of (the former) Global Consumer Banking in

Mexico from 2006 to 2011 and CEO of Crédito Familiar from 2003 to 2006. In addition, he previously held roles in Citibanamex, including Regional Director and Divisional Director;
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
Code of Conduct, Code of Ethics
Citi has a Code of Conduct that maintains its commitment to the highest standards of conduct. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including accounting, controllers, financial reporting operations, financial planning and analysis, treasury, capital planning, tax, productivity and strategy, M&A, investor relations and regional/product finance professionals and administrative staff) that applies worldwide. The Code of Ethics for Financial Professionals applies to Citi’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the Code of Ethics for Financial Professionals will be disclosed on Citi’s website, www.citigroup.com. The Audit Committee has responsibility for the oversight of Citi’s Code of Ethics for Financial Professionals.
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “Investors” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Compensation, Performance and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Risk Management Committee and the Technology Committee of Citigroup’s Board of Directors. These materials are also available by writing to Citigroup Inc., Corporate Governance, 388 Greenwich Street, 17th Floor, New York, New York 10013.

CITIGROUP BOARD OF DIRECTORS

Ellen M. Costello
Former President and CEO
BMO Financial Corporation and Former U.S. Country Head
BMO Financial Group

Grace E. Dailey
Former Senior Deputy Comptroller for Bank Supervision Policy and Chief National Bank Examiner
Office of the Comptroller of the Currency (OCC)

Barbara J. Desoer
Chair
Citibank, N.A.

John C. Dugan
Chair
Citigroup Inc.

Jane Fraser
Chief Executive Officer
Citigroup Inc.

Duncan P. Hennes
Co-Founder and Partner
Atrevida Partners, LLC

Peter Blair Henry
Class of 1984 Senior Fellow, Hoover Institution, and Senior Fellow, Freeman Spogli Institute for International Studies, Stanford University

S. Leslie Ireland
Former Assistant Secretary for Intelligence and Analysis
U.S. Department of the Treasury, and National Intelligence Manager for Threat Finance, Office of the Director of National Intelligence

Renée J. James
Founder, Chair and CEO
Ampere Computing

Gary M. Reiner
Operating Partner
General Atlantic LLC

Diana L. Taylor
Former Superintendent of Banks
State of New York

James S. Turley
Former Chairman and CEO
Ernst & Young

Casper W. von Koskull
Former President and Group Chief Executive Officer
Nordea Bank Abp

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2023.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2023.

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

Ellen M. Costello	S. Leslie Ireland
Grace E. Dailey	Renée J. James
Barbara Desoer	Gary M. Reiner
John C. Dugan	Diana L. Taylor
Duncan P. Hennes	James S. Turley
Peter Blair Henry	Casper W. von Koskull

/s/ Mark A. L. Mason

Mark A. L. Mason

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this report and other Citigroup presentations.

* Denotes a Citi metric

2022 Annual Report on Form 10-K: Annual report on Form 10-K for year ended December 31, 2022, filed with the SEC.
90+ days past due delinquency rate*: Represents consumer loans that are past due by 90 or more days, divided by that period’s total EOP loans.
ABS: Asset-backed securities
ACL: Allowance for credit losses, which is composed of the allowance for credit losses on loans (ACLL) and allowance for credit losses on unfunded lending commitments (ACLUC), allowance for credit losses on HTM securities and allowance for credit losses on other assets.
ACLL: Allowance for credit losses on loans
ACLUC: Allowance for credit losses on unfunded lending commitments
Advanced Approaches: The Advanced Approaches capital framework, established through Basel III rules by the FRB, requires certain banking organizations to use an internal ratings-based approach and other methodologies to calculate risk-based capital requirements for credit risk and advanced measurement approaches to calculate risk-based capital requirements for operational risk.
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
Board: Citigroup’s Board of Directors
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
CLO: Collateralized loan obligations
Coincident NCL coverage ratio: A credit metric, representing the ACLL at period end divided by (the most recent quarter’s NCLs divided by 3). This ratio is expressed in months of coverage.
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
CRO: Chief Risk Officer
CTA: Cumulative translation adjustment (also known as currency translation adjustment). A separate component of equity within AOCI reported net of tax. For Citi, represents the impact of translating non-USD balance sheet items into USD each period. The CTA amount in EOP AOCI is a cumulative balance, net of tax.
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
DVA: Debt valuation adjustment
EC: European Commission
Efficiency ratio*: A ratio signifying how much of a dollar in expenses (as a percentage) it takes to generate one dollar in revenue. Represents total operating expenses divided by total revenues, net.
EMEA: Europe, Middle East and Africa
EOP: End-of-period
EPS*: Earnings per share
ERISA: Employee Retirement Income Security Act of 1974
ESG: Environmental, Social and Governance
ETR: Effective tax rate
EU: European Union
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
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
FRB: Federal Reserve Board
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
LF: Legacy Franchises
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
Provision for credit losses: Composed of the provision for credit losses on loans, provision for credit losses on HTM investments, provision for credit losses on other assets and provision for credit losses on unfunded lending commitments.
Provisions: Provisions for credit losses and for benefits and claims.
PSUs: Performance share units
R&S forecast period: Reasonable and supportable period over which Citi forecasts future macroeconomic conditions for CECL purposes.
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
RMI: A non-partisan, non-profit organization that works to transform global energy systems across the real economy. Citi joined the RMI Center for Climate-Aligned Finance in 2021.

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
RSU(s): Restricted stock units
RWA: Risk-weighted assets. Basel III establishes two comprehensive approaches for calculating RWA (the Standardized Approach and the Advanced Approaches), which include capital requirements for credit risk, market risk, and operational risk for Advanced Approaches. Key differences in the calculation of credit risk RWA between the Standardized and Advanced Approaches are that for Advanced, credit risk RWA is based on risk-sensitive approaches that largely rely on the use of internal credit models and parameters, whereas for Standardized, credit risk RWA is generally based on supervisory risk-weightings, which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized Approach and Basel III Advanced Approaches.
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
SLR: Supplementary Leverage ratio. Represents Tier 1 Capital divided by total leverage exposure.
SOFR: Secured Overnight Financing Rate
SPEs: Special purpose entities
Standardized Approach: Established through Basel III, the Standardized Approach aligns regulatory capital requirements more closely with the key elements of banking risk by introducing a wider differentiation of risk weights and a wider recognition of credit risk mitigation techniques, while avoiding excessive complexity. Accordingly, the Standardized Approach produces capital ratios more in line with the actual economic risks that banks are facing.
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
TLAC: Total loss-absorbing capacity
Total ACL: Allowance for credit losses, which comprises the allowance for credit losses on loans (ACLL), allowance for credit losses on unfunded lending commitments (ACLUC), allowance for credit losses on HTM securities and allowance for credit losses on other assets.
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

4.23
Senior Debt Indenture, dated as of March 8, 2016, between Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 9, 2016 (File No. 001-09924).

4.24
First Supplemental Indenture, dated as of March 1, 2017, between Citigroup Global Markets Holdings Inc., the Company and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.25
Second Supplemental Indenture, dated as of April 13, 2020, between Citigroup Global Markets Holdings Inc., the Company and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on April 13, 2020 (File No. 001-09924).

4.26
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

4.28
Amended and Restated Declaration of Trust for Citigroup Capital XIII (incorporated by reference to Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on September 30, 2010 (File No. 109924)).

4.29
Form of Amended and Restated Declaration of Trust for Citigroup Capital III (previously known as Travelers Capital III), incorporated by reference to Exhibit 4.8 to Travelers Group Inc.’s Registration Statement on Form S-3 (File No. 333-12439).

4.30+	Description of Citigroup’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.02.2*
Citigroup 2019 Stock Incentive Plan (as amended and restated effective April 26, 2022), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2022 (File No. 001-09924).

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

10.04.2*
Form of Citigroup Inc. CAP/DCAP Agreement (for awards granted on February 10, 2022 and in future years), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-09924).

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

10.07*
The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2021), incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-09924).

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

10.18*
Form of Transformation Program Agreement (for awards granted on November 1, 2021), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-09924).

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

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup for the fiscal year ended December 31, 2022, filed on February 24, 2023, formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2022 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.