Form 10-Q
period 2023-06-30
CITIGROUP INC
filed 2023-08-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2023: 1,925,702,484

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2023—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2022 (referred to as the 2022 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (First Quarter of 2023 Form 10-Q).
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

Non-GAAP Financial Measures
Citi prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and also presents certain non-GAAP financial measures (non-GAAP measures) that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. Non-GAAP measures are provided as additional useful information to assess Citi’s financial condition and results of operations, including providing an additional meaningful depiction of underlying fundamentals of period-to-period operating results. These non-GAAP measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies.
Citi’s non-GAAP financial measures in this Form 10-Q include:

•Results excluding divestiture-related impacts
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Banking and Corporate lending revenues excluding gains (losses) on loan hedges
•Non-ICG Markets net interest income

Citi’s results excluding divestiture-related impacts represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s announced 14 exit markets. For additional information on results excluding divestiture-related impacts, see “Executive Summary” and “Legacy Franchises” below.
For more information on TCE, RoTCE and TBVPS, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below.
For more information on Banking and Corporate lending revenues excluding gains (losses) on loan hedges, see “Executive Summary” and “Institutional Clients Group” below.
For more information on non-ICG Markets net interest income, see “Market Risk—Non-ICG Markets Net Interest Income” below.

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

•Asia Consumer Banking
(Asia Consumer)
–Retail banking and Branded cards for the remaining 6 exit markets (China, Indonesia, Korea, Poland, Russia and Taiwan)

•Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM)
–Retail banking and Branded cards
–Traditional middle-market banking products and services

•Legacy Holdings Assets
–Certain North America consumer mortgage loans
–Other legacy assets

Corporate/Other
•Corporate Treasury managed activities •Operations and technology •Global staff functions and other corporate expenses •Discontinued operations

For additional information on ICG, PBWM and Legacy Franchises, including their businesses and products and services, see each operating segment’s discussion and analysis of its results of operations below.

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

(1)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2023—Results Continued to Benefit from Diversified Business Model and Strong Balance Sheet
As described further throughout this Executive Summary, during the second quarter of 2023:

•Citi’s revenues decreased 1% versus the prior-year period, both on a reported basis and excluding divestiture-related impacts (see “Legacy Franchises” below). The decrease in revenues was primarily driven by lower non-interest revenues, mainly offset by higher net interest income.
•Citi’s expenses increased 9% versus the prior-year period, both on a reported basis and excluding divestiture-related impacts (see “Legacy Franchises” below), largely driven by continued investments in risk and controls, business-led and enterprise-led investments, volume growth and macroeconomic factors, including inflation, as well as severance costs. The expense increase was partially offset by productivity savings and an expense reduction from the exited markets and continued wind-downs (see “Expenses” below).
•Citi’s cost of credit was $1.8 billion versus $1.3 billion in the prior-year period. The increase was primarily driven by higher net credit losses, reflecting the continued normalization in net credit losses in Branded cards and Retail services.
•Citi returned $2.0 billion to common shareholders in the form of dividends and share repurchases. As previously disclosed, in July 2023 Citi’s Board of Directors declared a quarterly common stock dividend of $0.53 per share for the third quarter of 2023, up from $0.51 in the previous quarter. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions, as well as Board of Directors approval.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach increased to 13.4% as of June 30, 2023, compared to 12.0% as of June 30, 2022 (see “Capital Resources” below). This compares to Citi’s required regulatory CET1 Capital ratio of 12.0% as of January 1, 2023 under the Basel III Standardized Approach. As previously disclosed, on October 1, 2023, Citi’s required regulatory CET1 Capital ratio will increase to 12.3% from 12.0% under the Standardized Approach reflecting the increase in the Stress Capital Buffer (SCB) requirement to 4.3% from 4.0% (see “Capital Resources—Stress Capital Buffer” below).
•In May 2023, Citi announced that it intends to pursue an initial public offering (IPO) of its consumer, small business and middle-market banking operations in Mexico, following the planned separation from Citi’s Institutional Clients Group (ICG) and Private bank businesses in Mexico, both of which will remain part of Citi.
•Citi continued to make progress on its other consumer banking business divestitures in the second quarter of 2023, including working toward the closing of its Taiwan and Indonesia sale transactions in the second half of 2023, as well as progressing with the continued wind-downs of the Korea and China consumer banking businesses and the Russia consumer, local commercial and institutional businesses. In addition, Citi intends to restart the exit process for the consumer banking business in Poland later in 2023, subject to market conditions.

Second Quarter of 2023 Results Summary

Citigroup
Citigroup reported net income of $2.9 billion, or $1.33 per share, compared to net income of $4.5 billion, or $2.19 per share in the prior-year period. The decrease in net income was primarily driven by the higher expenses and the higher cost of credit, as well as the lower revenues. Citigroup’s effective tax rate was approximately 27% in the current quarter versus 20% in the prior-year period, largely driven by the geographic mix of earnings (see “Income Taxes” below). Earnings per share (EPS) decreased 39% from the prior-year period, reflecting the lower net income and an approximate 1% increase in average diluted shares outstanding.
Results for the second quarter of 2023 included divestiture-related impacts of $(73) million in earnings before taxes ($(92) million after-tax). See “Legacy Franchises” and “Corporate/Other” below for details about the divestiture-related impacts.
These divestiture-related impacts, collectively, had a $(0.04) negative impact on EPS in the current quarter. Excluding these divestiture-related impacts, EPS was $1.37. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of divestiture-related impacts are non-GAAP financial measures.)
Results for the second quarter of 2022 included divestiture-related impacts of $48 million in earnings before taxes ($35 million after-tax). See “Legacy Franchises” below for details about the divestiture-related impacts.
These divestiture-related impacts, collectively, had a $0.02 beneficial impact on EPS in the prior-year period. Excluding these divestiture-related impacts, EPS was $2.17.
Citigroup revenues of $19.4 billion in the second quarter of 2023 decreased 1% from the prior-year period, both on a reported basis and excluding divestiture-related impacts. The lower revenues reflected a decline in revenues across Markets and Investment banking in ICG and Global Wealth Management (Global Wealth) in Personal Banking and Wealth Management (PBWM), as well as a revenue reduction from the exited markets and continued wind-downs in Legacy Franchises. The decline in revenues was largely offset by strength across Services in ICG, U.S. Personal Banking revenues in PBWM and higher revenues from the investment portfolio in Corporate/Other.

Citigroup’s end-of-period loans were $661 billion, up 1% versus the prior-year period, driven by growth in PBWM, primarily driven by U.S. Personal Banking, largely offset by declines in ICG and Legacy Franchises.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, largely unchanged versus the prior-year period, as a decrease in ICG, primarily driven by Securities services, was offset by an increase in institutional certificates of deposit in Corporate/Other. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $13.6 billion increased 9% from the prior-year period, both on a reported basis and excluding divestiture-related impacts. The higher expenses largely reflected continued investments in risk and controls, business-led and enterprise-led investments, volume growth and macroeconomic factors, including inflation, as well as severance costs. The higher expenses were partially offset by productivity savings and expense reductions from the exited markets and wind-downs in Legacy Franchises.
As previously disclosed, Citi expects a sequential increase in expenses for the third quarter of 2023, primarily reflecting continued investments in Citi’s transformation and other risk and controls.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $1.8 billion, compared to $1.3 billion in the prior-year period. This increase was driven by higher net credit losses (see below), partially offset by a lower net build of $320 million in the ACL for loans and unfunded commitments and other provisions. The net ACL build and other provisions in the current quarter were primarily driven by growth in card balances in Branded cards and Retail services. This compared to a net ACL build and other provisions of $424 million in the prior-year period. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $1.5 billion increased 77% from the prior year. Consumer net credit losses of $1.4 billion increased 73%, reflecting ongoing normalization, particularly in Branded cards and Retail services. Corporate net credit losses increased to $75 million from $23 million.
Citi also expects to incur higher year-over-year net credit losses for the third quarter of 2023, primarily driven by continued normalization, particularly in the cards business in PBWM.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.4% as of June 30, 2023, compared to 12.0% as of June 30, 2022, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by net income, the impacts from the closing of the Asia consumer banking business sales and business actions, including a reduction in RWA, partially offset by the payment of common dividends and share repurchases.
As previously announced, during the second quarter of 2023, Citi resumed common share repurchases, and repurchased $1.0 billion of common shares (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments” below.
Citigroup’s Supplementary Leverage ratio as of June 30, 2023 was 6.0%, compared to 5.7% as of June 30, 2022. The increase was driven by higher Tier 1 Capital, partially offset by an increase in Total Leverage Exposure. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Institutional Clients Group
ICG net income of $2.2 billion decreased 45%, primarily driven by lower revenues, higher expenses and higher cost of credit. ICG operating expenses of $7.3 billion increased 13%, primarily driven by continued investments in Treasury and trade solutions (TTS), continued risk and controls investments and severance costs in Markets and Investment banking, partially offset by productivity savings.
ICG revenues of $10.4 billion decreased 9% (including gain (loss) on loan hedges), primarily driven by a decline in Markets and Banking, partially offset by growth in Services. Results included a loss on loan hedges of $66 million in the second quarter of 2023, compared with a gain on loan hedges of $494 million in the prior-year period.
Services revenues of $4.7 billion increased 15%. TTS revenues of $3.5 billion increased 15%, driven by 18% growth in net interest income and 8% growth in non-interest revenue. Strong performance in TTS was primarily driven by higher interest rates and non-interest revenue benefits from continued growth of underlying drivers, primarily an 11% increase in cross-border transaction value and a 15% increase in commercial card spend volume. Securities services revenues of $1.1 billion increased 15%, as net interest income increased 62%, largely driven by higher interest rates across currencies.
Markets revenues of $4.6 billion decreased 13%, driven by lower revenues in both Fixed income markets and Equity markets relative to strong performance in the prior-year period, as well as low volatility in the second quarter of 2023. Fixed income markets revenues of $3.5 billion decreased 13%, driven by declines in currencies and commodities, partially offset by modest growth in rates. Equity markets revenues of $1.1 billion decreased 10%, primarily reflecting a decline in equity derivatives revenues.
Banking revenues of $1.2 billion decreased 44%, including the gain (loss) on loan hedges in the current quarter and the prior-year period. Excluding the gain (loss) on loan hedges, Banking revenues of $1.2 billion decreased 22%, driven by lower revenues in Investment banking and Corporate lending. Investment banking revenues of $612 million decreased 24%, reflecting a decline in the overall market wallet, as continued macroeconomic and geopolitical uncertainty continued to adversely impact client activity. Corporate lending revenues decreased 56%, including the impact of the gain (loss) on loan hedges. Excluding the impact of the gain (loss) on loan hedges, Corporate lending revenues decreased 20% versus the prior-year period, primarily driven by the impacts of foreign currency translation and lower lending volumes. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the gain (loss) on loan hedges are non-GAAP financial measures.)
For additional information on the results of operations of ICG for the second quarter of 2023, see “Institutional Clients Group” below.

Personal Banking and Wealth Management
PBWM net income of $494 million decreased 11%, driven by higher cost of credit and higher expenses, partially offset by higher revenues. PBWM operating expenses of $4.2 billion increased 5%, primarily driven by continued risk and controls investments.
PBWM revenues of $6.4 billion increased 6%, as net interest income growth, driven by strong loan growth across U.S. Personal Banking, was partially offset by a decline in non-interest revenue, driven by lower investment product revenues in Global Wealth.
U.S. Personal Banking revenues of $4.6 billion increased 11%, primarily driven by higher revenues in cards, partially offset by lower Retail banking revenues. Branded cards revenues of $2.4 billion increased 8%, primarily driven by the higher net interest income, as average loans increased 14%. Retail services revenues of $1.6 billion increased 27%, primarily driven by the higher net interest income, as well as lower partner payments. Retail banking revenues of $594 million decreased 9%, primarily reflecting the transfer of certain relationships and the associated deposit balances to Global Wealth.
Global Wealth revenues of $1.8 billion decreased 5%, largely driven by continued investment product revenue headwinds and higher interest rates paid on deposits, partially offset by the benefits from the continued transfer of Retail banking relationships.
For additional information on the results of operations of PBWM for the second quarter of 2023, see “Personal Banking and Wealth Management” below.

Legacy Franchises
Legacy Franchises recorded a net loss of $125 million, compared to a net loss of $17 million in the prior-year period, primarily driven by higher cost of credit, partially offset by lower expenses. Legacy Franchises expenses of $1.8 billion decreased 2%, primarily driven by the impact of exited markets and continued wind-downs.
Legacy Franchises revenues of $1.9 billion decreased 1%, driven by the reductions from exited markets and continued wind-downs, partially offset by the benefit of higher rates and lending volumes in Mexico Consumer/SBMM, as well as higher revenues in Legacy Holdings Assets.
For additional information on the results of operations of Legacy Franchises for the second quarter of 2023, see “Legacy Franchises” below.

Corporate/Other
Corporate/Other net income was $356 million, compared to $50 million in the prior-year period, largely driven by higher net interest income from Deposits with banks and the investment portfolio, a reserve release related to the repayment of the previously disclosed First Republic Bank deposit and the prior-year release of a CTA loss (net of hedges) from AOCI (for additional information, see Note 2). The increase in net income was partially offset by lower income tax benefits and higher expenses. Corporate/Other operating expenses of $302 million increased from $160 million in the prior-year period, primarily driven by the impact of inflation and severance costs and the absence of certain settlements that occurred in the prior-year period, partially offset by lower consulting expenses.
Corporate/Other revenues of $677 million increased from $255 million in the prior-year period, primarily driven by higher net interest income from Deposits with banks and the investment portfolio, largely due to higher interest rates.
For additional information on the results of operations of Corporate/Other for the second quarter of 2023, see “Corporate/Other” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical, macroeconomic and regulatory challenges and uncertainties continue to adversely impact economic conditions in the U.S. and globally, including central banks continuing to increase interest rates, continued elevated levels of inflation and economic and geopolitical challenges related to both China and the Russia–Ukraine war. These and other factors have adversely affected financial markets, negatively impacted global economic growth rates and raised fears of recession in the U.S., Europe and other regions and countries. In addition, these and other factors could adversely affect Citi’s customers, clients, businesses, funding costs, expenses and overall results of operations and financial condition during the remainder of 2023.
In May 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposal that would implement a special assessment to recover its uninsured deposit losses from recent bank failures. The FDIC estimated that the preliminary cost of the failures is approximately $15.8 billion, an estimate that would be periodically adjusted. If finalized as proposed, the FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 basis points of uninsured deposits, over eight quarterly assessment periods beginning in 2024. Citi is likely to incur a significant increase in its operating expenses if the final rule for the FDIC special assessment is enacted as proposed, which is expected before the end of 2023. For additional information on the expected impact, see Note 26.
In July 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame, related to regulatory capital requirements. The rule as proposed would have a material impact on Citi’s current capital position; however, its finalization and implementation will be a multiyear process, including phase-in periods to meet the new capital requirements. Citi plans to comment on the proposal and adapt business activities to address associated impacts, if necessary, and will be in compliance with the final rule, once it is in effect and implemented. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments” below.

For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during the remainder of 2023, see “Second Quarter of 2023 Results Summary” above and each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2022 Form 10-K.

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2023	2022	% Change	2023	2022	% Change
Net interest income	$13,900	$11,964	16%	$27,248	$22,835	19%
Non-interest revenue	5,536	7,674	(28)	13,635	15,989	(15)
Revenues, net of interest expense	$19,436	$19,638	(1)%	$40,883	$38,824	5%
Operating expenses	13,570	12,393	9	26,859	25,558	5
Provisions for credit losses and for benefits and claims	1,824	1,274	43	3,799	2,029	87
Income from continuing operations before income taxes	$4,042	$5,971	(32)%	$10,225	$11,237	(9)%
Income taxes	1,090	1,182	(8)	2,621	2,123	23
Income from continuing operations	$2,952	$4,789	(38)%	$7,604	$9,114	(17)%
Income (loss) from discontinued operations, net of taxes	(1)	(221)	100	(2)	(223)	99
Net income before attribution of noncontrolling interests	$2,951	$4,568	(35)%	$7,602	$8,891	(14)%
Net income attributable to noncontrolling interests	36	21	71	81	38	NM
Citigroup’s net income	$2,915	$4,547	(36)%	$7,521	$8,853	(15)%
Earnings per share
Basic
Income from continuing operations	$1.34	$2.32	(42)%	$3.55	$4.34	(18)%
Net income	1.34	2.20	(39)	3.54	4.23	(16)
Diluted
Income from continuing operations	$1.33	$2.30	(42)%	$3.52	$4.32	(19)%
Net income	1.33	2.19	(39)	3.52	4.20	(16)
Dividends declared per common share	0.51	0.51	—	1.02	1.02	—
Common dividends	$1,004	$1,010	(1)%	$2,004	$2,024	(1)%
Preferred dividends(1)	288	238	21	565	517	9
Common share repurchases	1,000	250	NM	1,000	3,250	(69)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2023	2022	% Change	2023	2022	% Change
At June 30:
Total assets	$2,423,675	$2,380,904	2%
Total deposits	1,319,867	1,321,848	—
Long-term debt	274,510	257,425	7
Citigroup common stockholders’ equity	188,474	180,019	5
Total Citigroup stockholders’ equity	208,719	199,014	5
Average assets	2,465,614	2,380,053	4	$2,463,929	$2,377,047	4%
Direct staff (in thousands)	240	231	4%
Performance metrics
Return on average assets	0.47%	0.77%		0.62%	0.75%
Return on average common stockholders’ equity(2)	5.6	9.7		7.5	9.3
Return on average total stockholders’ equity(2)	5.6	9.2		7.4	9.0
Return on tangible common equity (RoTCE)(3)	6.4	11.2		8.7	10.8
Efficiency ratio (total operating expenses/total revenues, net)	69.8	63.1		65.7	65.8
Basel III ratios
CET1 Capital(4)(5)	13.37%	11.95%
Tier 1 Capital(4)(5)	15.24	13.62
Total Capital(4)(5)	16.04	15.20
Supplementary Leverage ratio(5)	5.97	5.66
Citigroup common stockholders’ equity to assets	7.78%	7.56%
Total Citigroup stockholders’ equity to assets	8.61	8.36
Dividend payout ratio(6)	38	23		29%	24%
Total payout ratio(7)	76	29		43	63
Book value per common share	$97.87	$92.95	5%
Tangible book value per share (TBVPS)(3)	85.34	80.25	6

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
(3)    RoTCE and TBVPS are non-GAAP financial measures. For information on RoTCE and TBVPS, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below.
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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Second Quarter			Six Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Institutional Clients Group	$10,441	$11,419	(9)%	$21,674	$22,579	(4)%
Personal Banking and Wealth Management	6,395	6,029	6	12,843	11,934	8
Legacy Franchises	1,923	1,935	(1)	4,775	3,866	24
Corporate/Other	677	255	NM	1,591	445	NM
Total Citigroup net revenues	$19,436	$19,638	(1)%	$40,883	$38,824	5%

NM Not meaningful

INCOME

	Second Quarter			Six Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Income (loss) from continuing operations
Institutional Clients Group	$2,219	$3,978	(44)%	$5,517	$6,636	(17)%
Personal Banking and Wealth Management	494	553	(11)	983	2,413	(59)
Legacy Franchises	(122)	(15)	NM	484	(400)	NM
Corporate/Other	361	273	32	620	465	33
Income from continuing operations	$2,952	$4,789	(38)%	$7,604	$9,114	(17)%
Discontinued operations	$(1)	$(221)	100%	$(2)	$(223)	99%
Less: Net income attributable to noncontrolling interests	36	21	71	81	38	NM
Citigroup’s net income	$2,915	$4,547	(36)%	$7,521	$8,853	(15)%

NM Not meaningful

SEGMENT BALANCE SHEET(1)—JUNE 30, 2023

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$98,975	$5,764	$3,393	$188,776	$—	$296,908
Securities borrowed and purchased under agreements to resell, net of allowance	336,768	30	305	—	—	337,103
Trading account assets	409,408	1,307	705	11,769	—	423,189
Investments, net of allowance	141,868	13	1,618	363,646	—	507,145
Loans, net of unearned income and allowance for credit losses on loans	275,323	331,717	36,076	—	—	643,116
Other assets, net of allowance	119,689	25,912	25,284	45,329	—	216,214
Net intersegment liquid assets(4)	382,785	108,050	25,031	(515,866)	—	—
Total assets	$1,764,816	$472,793	$92,412	$93,654	$—	$2,423,675
Liabilities and equity
Total deposits	$818,244	$426,791	$52,981	$21,851	$—	$1,319,867
Securities loaned and sold under agreements to repurchase	257,262	45	2,728	—	—	260,035
Trading account liabilities	169,183	476	254	751	—	170,664
Short-term borrowings	29,765	1	—	10,664	—	40,430
Long-term debt(3)	101,111	189	84	10,083	163,043	274,510
Other liabilities	98,710	11,417	23,679	14,941	—	148,747
Net intersegment funding (lending)(3)	290,541	33,874	12,686	34,661	(371,762)	—
Total liabilities	$1,764,816	$472,793	$92,412	$92,951	$(208,719)	$2,214,253
Total equity(5)	—	—	—	703	208,719	209,422
Total liabilities and equity	$1,764,816	$472,793	$92,412	$93,654	$—	$2,423,675

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reportable segment and component. The respective segment information depicts the assets and liabilities managed by each segment.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.
(3)The total equity and the majority of long-term debt of Citigroup are reflected on the Citigroup parent company balance sheet (see Notes 17 and 27). Citigroup allocates stockholders’ equity and long-term debt to its businesses through intersegment allocations as shown above.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. As previously disclosed, as of March 31, 2023, Citi ended nearly all of the institutional banking services it offered in Russia, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Legacy Franchises” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.
At June 30, 2023, ICG had $1.8 trillion in assets and $818 billion in deposits. Securities services managed $23.7 trillion in assets under custody and administration at June 30, 2023, of which Citi provided both custody and administrative services to certain clients related to $2.2 trillion of such assets. Managed assets under trust were $4.1 trillion at June 30, 2023. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022	% Change
Commissions and fees	$1,126	$1,125	—%	$2,276	$2,255	1%
Administration and other fiduciary fees	709	732	(3)	1,363	1,404	(3)
Investment banking fees(1)	686	990	(31)	1,520	2,029	(25)
Principal transactions	2,463	4,358	(43)	6,172	8,800	(30)
Other	(166)	(306)	46	(308)	(213)	(45)
Total non-interest revenue	$4,818	$6,899	(30)%	$11,023	$14,275	(23)%
Net interest income (including dividends)	5,623	4,520	24	10,651	8,304	28
Total revenues, net of interest expense	$10,441	$11,419	(9)%	$21,674	$22,579	(4)%
Total operating expenses	$7,286	$6,434	13%	$14,259	$13,157	8%
Net credit losses on loans	$73	$18	NM	$95	$48	98%
Credit reserve build (release) for loans	(150)	(76)	(97)%	(225)	520	NM
Provision (release) for credit losses on unfunded lending commitments	(88)	(169)	48	(258)	183	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	223	25	NM	374	18	NM
Provisions (releases) for credit losses	$58	$(202)	NM	$(14)	$769	NM
Income from continuing operations before taxes	$3,097	$5,187	(40)%	$7,429	$8,653	(14)%
Income taxes	878	1,209	(27)	1,912	2,017	(5)
Income from continuing operations	$2,219	$3,978	(44)%	$5,517	$6,636	(17)%
Noncontrolling interests	29	17	71	69	35	97
Net income	$2,190	$3,961	(45)%	$5,448	$6,601	(17)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,765	$1,700	4%
Average assets	1,795	1,698	6	$1,785	$1,692	5%
Efficiency ratio	70%	56%		66%	58%
Average loans by reporting unit (in billions of dollars)
Services	$80	$85	(6)%	$80	$82	(2)%
Banking	185	199	(7)	188	197	(5)
Markets	13	13	—	13	14	(7)
Total	$278	$297	(6)%	$281	$293	(4)%
Average deposits by reporting unit (in billions of dollars)
TTS	$688	$672	2%	$696	$671	4%
Securities services	125	137	(9)	125	136	(8)

Services	$813	$809	—%	$821	$807	2%
Markets and Banking	24	21	14	24	21	14
Total	$837	$830	1%	$845	$828	2%

(1)    Investment banking fees are substantially composed of underwriting and advisory revenues.
NM Not meaningful

ICG Revenue Details

	Second Quarter			Six Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Services
Net interest income	$2,914	$2,354	24%	$5,753	$4,278	34%
Non-interest revenue	1,741	1,696	3	3,369	3,237	4
Total Services revenues	$4,655	$4,050	15%	$9,122	$7,515	21%
Net interest income	$2,425	$2,053	18%	$4,783	$3,729	28%
Non-interest revenue	1,085	1,003	8	2,138	1,934	11
TTS revenues	$3,510	$3,056	15%	$6,921	$5,663	22%
Net interest income	$489	$301	62%	$970	$549	77%
Non-interest revenue	656	693	(5)	1,231	1,303	(6)
Securities services revenues	$1,145	$994	15%	$2,201	$1,852	19%
Markets
Net interest income	$1,982	$1,355	46%	$3,452	$2,447	41%
Non-interest revenue	2,637	3,937	(33)	6,768	8,654	(22)
Total Markets revenues(1)	$4,619	$5,292	(13)%	$10,220	$11,101	(8)%
Fixed income markets	$3,529	$4,078	(13)%	$7,983	$8,367	(5)%
Equity markets	1,090	1,214	(10)	2,237	2,734	(18)
Total Markets revenues	$4,619	$5,292	(13)%	$10,220	$11,101	(8)%
Rates and currencies	$2,844	$3,249	(12)%	$6,484	$6,463	—%
Spread products / other fixed income	685	829	(17)	1,499	1,904	(21)
Total Fixed income markets revenues	$3,529	$4,078	(13)%	$7,983	$8,367	(5)%
Banking
Net interest income	$727	$811	(10)%	$1,446	$1,579	(8)%
Non-interest revenue	440	1,266	(65)	886	2,384	(63)
Total Banking revenues	$1,167	$2,077	(44)%	$2,332	$3,963	(41)%
Investment banking
Advisory	$162	$357	(55)%	$451	$704	(36)%
Equity underwriting	162	177	(8)	271	362	(25)
Debt underwriting	288	271	6	664	767	(13)
Total Investment banking revenues	$612	$805	(24)%	$1,386	$1,833	(24)%
Corporate lending (excluding gains (losses) on loan hedges)(2)	$621	$778	(20)%	$1,211	$1,467	(17)%
Total Banking revenues (excluding gains (losses) on loan hedges)(2)	$1,233	$1,583	(22)%	$2,597	$3,300	(21)%
Gain (loss) on loan hedges(2)	(66)	494	NM	(265)	663	NM
Total Banking revenues (including gains (losses) on loan hedges)(2)	$1,167	$2,077	(44)%	$2,332	$3,963	(41)%
Total ICG revenues, net of interest expense	$10,441	$11,419	(9)%	$21,674	$22,579	(4)%

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

2Q23 vs. 2Q22
Net income of $2.2 billion decreased 45%, primarily driven by lower revenues, higher expenses and higher cost of credit.
Revenues decreased 9% (including gain (loss) on loan hedges), driven by lower Banking and Markets revenues, partially offset by higher Services revenues. Banking revenues were down 44% (including the impact of the gain (loss) on loan hedges), reflecting lower revenues in both Investment banking and Corporate lending. Markets revenues were down 13%, driven by lower revenues in both Fixed income markets and Equity markets, due to lower client activity, driven by decreased volatility and a strong prior-year comparison. Services revenues were up 15%, driven by higher revenues in both TTS and Securities services.
Citi expects that revenues in its Markets and Investment banking businesses will continue to reflect the overall market environment during the remainder of 2023.

Within Services:

•TTS revenues increased 15%, driven by 18% growth in net interest income and 8% growth in non-interest revenue, reflecting strong growth across all client segments. The increase in net interest income was primarily driven by higher interest rates as well as growth in deposits, partially offset by higher interest rates paid on deposits. Average deposits increased 2%, largely driven by growth in EMEA and Latin America. Average loans decreased 6%, reflecting business actions taken to reduce RWA. The increase in non-interest revenue was primarily driven by strong fee growth in the cash business, reflecting solid client engagement and continued growth of underlying drivers, reflecting higher cross-border flows (up 11%) and commercial card spend (up 15%).
•Securities services revenues increased 15%, as net interest income grew 63%, driven by higher interest rates across currencies and cost of funds management, partially offset by the impact of an 8% decline in average deposits. Non-interest revenues decreased 5%, primarily driven by custody fee spread compression, partially offset by higher assets under custody and administration and continued elevated levels of corporate activity in Issuer services.

Within Markets:

•Fixed income markets revenues decreased 13%, driven by North America, EMEA and Asia, largely due to decreased institutional and corporate client activity.
Rates and currencies decreased 12%, largely due to a decline in the currencies business, driven by EMEA, primarily reflecting lower volatility and a strong prior-year comparison, partially offset by a modest increase in the rates business. Spread products and other fixed income revenues decreased 17%, due to a decline across regions in commodities, driven by lower corporate and institutional client activity, as well as a decline in the financing and securitization business, as the business further reduced its subscription credit facilities portfolio.
•Equity markets revenues decreased 10%, driven by North America and Asia. The decline primarily reflected lower equity derivatives revenues, driven by a more challenging macroeconomic environment, lower volatility and a strong prior-year comparison. The decline in equity derivatives revenues was partially offset by an increase in equity cash, reflecting a modest increase in institutional client activity. Prime finance revenues were largely unchanged, while prime finance balances continued to grow in the quarter.

Within Banking:

•Investment banking revenues declined 24%, reflecting a decline in the overall market wallet, as ongoing macroeconomic and geopolitical uncertainty continued to adversely impact client activity. Advisory revenues decreased 55%, reflecting a decline in North America and Asia, partially offset by growth in EMEA. The decrease in advisory revenues was driven by the lower market wallet as well as lower wallet share. Equity underwriting revenues decreased 8%, reflecting a decline in North America, Asia and EMEA, driven by lower wallet share, partially offset by growth in the market wallet. Debt underwriting revenues increased 6%, reflecting growth in North America and EMEA, driven by wallet share gains, largely in the investment-grade portfolio, partially offset by the decline in the market wallet.
•Corporate lending revenues decreased 56%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues decreased 20%, primarily driven by the impacts of foreign currency translation and lower lending volumes.

Expenses increased 13%, primarily driven by continued investment in TTS, risk and controls investments and severance costs in Markets and Investment banking, partially offset by productivity savings.
Provisions reflected a cost of $58 million, compared to a benefit of $202 million in the prior-year period, largely driven by an ACL build for other assets and higher net credit losses. Net credit losses were $73 million, compared to $18 million in the prior-year period.
The ACL release was $15 million, compared to a release of $220 million in the prior-year period. The $15 million ACL release was driven by a net ACL release for loans and unfunded lending commitments of $238 million, primarily due to an improved macroeconomic outlook, partially offset by a $223 million build for other assets, primarily related to an increase in transfer risk associated with exposures outside the

U.S. driven by safety and soundness considerations under U.S. banking law. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

2Q23 YTD vs. 2Q22 YTD
Net income of $5.4 billion decreased 17%, primarily driven by lower revenues and higher expenses, partially offset by lower cost of credit.
Revenues decreased 4% (including gain (loss) on loan hedges), driven by lower Banking and Markets revenues, partially offset by higher Services revenues. Banking revenues were down 41% (including the impact of the gain (loss) on loan hedges), reflecting lower revenues in both Investment banking and Corporate lending. Markets revenues were down 8%, driven by lower revenues in both Equity markets and Fixed income markets, also reflecting lower client activity, driven by decreased volatility and a strong prior-year comparison. Services revenues were up 21%, driven by higher revenues in both TTS and Securities services.

Within Services:

•TTS revenues increased 22%, with growth in net interest income of 28% and non-interest revenue of 11%, driven by the same factors described above.
•Securities services revenues increased 19%, reflecting higher net interest income, driven by the same factors described above. Non-interest revenue declined 6%, as a decrease in revenues in the custody business was partially offset by an increase in Issuer services.

Within Markets:

•Fixed income markets revenues decreased 5%, primarily due to EMEA, reflecting a decline in spread products and other fixed income, driven by the same factors described above, as rates and currencies revenues were largely unchanged.
•Equity markets revenues decreased 18%, primarily due to a decline in equity derivatives, driven by the same factors as described above, as well as a modest decline in equity cash. Prime finance balances continued to grow year to date.

Within Banking:

•Investment banking revenues decreased 24%. Advisory revenues decreased 36% and equity underwriting revenues decreased 25%, driven by the same factors described above. Debt underwriting revenues decreased 13%, largely driven by the lower market wallet.
•Corporate lending revenues decreased 56%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues decreased 17%, driven by the same factors described above.

Expenses increased 8%, primarily driven by continued investment in Citi’s transformation, investments in TTS, other risk and controls investments, volume-related expenses and other structural expenses, including severance costs, partially offset by productivity savings and foreign exchange translation.
Provisions reflected a benefit of $14 million, compared to a cost of $769 million in the prior-year period, largely driven by a net ACL release for loans and unfunded lending commitments, compared to an ACL build in the prior-year period. Net credit losses were $95 million, compared to $48 million in the prior-year period.
The ACL release was $109 million, compared to a build of $721 million in the prior-year period, driven by a net ACL release for loans and unfunded lending commitments of $483 million, due to an improved macroeconomic outlook and Russia loan reductions, partially offset by a $374 million build for other assets, primarily related to an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

PERSONAL BANKING AND WEALTH MANAGEMENT

Personal Banking and Wealth Management (PBWM) consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking includes Branded cards and Retail services, which have proprietary card portfolios (Cash, Rewards and Value) and co-branded cards (including Costco and American Airlines) within Branded cards, and co-brand and private label relationships within Retail services (including, among others, The Home Depot, Best Buy, Sears and Macy’s). U.S. Personal Banking also includes Retail banking, which provides traditional banking services to retail and small business customers. Global Wealth includes Private bank, Wealth at Work and Citigold and provides financial services to clients from affluent to ultra-high-net-worth through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London.
At June 30, 2023, U.S. Personal Banking had 653 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Miami and Washington, D.C. U.S. Personal Banking had $153 billion in outstanding credit card balances, $112 billion in deposits, $38 billion in mortgages and $4 billion in personal and small business loans. Global Wealth had $315 billion in deposits, $87 billion in mortgage loans, $59 billion in personal and small business loans and $5 billion in outstanding credit card balances.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022	% Change
Net interest income	$5,963	$5,569	7%	$11,897	$10,954	9%
Non-interest revenue	432	460	(6)	946	980	(3)
Total revenues, net of interest expense	$6,395	$6,029	6%	$12,843	$11,934	8%
Total operating expenses	$4,204	$3,985	5%	$8,458	$7,874	7%
Net credit losses on loans	$1,241	$699	78%	$2,335	$1,390	68%
Credit reserve build (release) for loans	333	638	(48)	840	(424)	NM
Provision (release) for credit losses on unfunded lending commitments	2	13	(85)	(4)	11	NM
Provisions for benefits and claims (PBC), and other assets	3	5	(40)	(1)	2	NM
Provisions (releases) for credit losses and PBC	$1,579	$1,355	17%	$3,170	$979	NM
Income from continuing operations before taxes	$612	$689	(11)%	$1,215	$3,081	(61)%
Income taxes	118	136	(13)	232	668	(65)
Income from continuing operations	$494	$553	(11)%	$983	$2,413	(59)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$494	$553	(11)%	$983	$2,413	(59)%
Balance Sheet data (in billions of dollars)
EOP assets	$473	$479	(1)%
Average assets	484	474	2	$490	$474	3%
Average loans	339	317	7	336	315	7
Average deposits	431	435	(1)	433	441	(2)
Efficiency ratio	66%	66%		66%	66%
Net credit losses as a percentage of average loans	1.47	0.88		1.40	0.89
Revenue by reporting unit and component
Branded cards	$2,352	$2,168	8%	$4,818	$4,258	13%
Retail services	1,646	1,300	27	3,259	2,599	25
Retail banking	594	656	(9)	1,207	1,251	(4)
U.S. Personal Banking	$4,592	$4,124	11%	$9,284	$8,108	15%
Private bank	$605	$745	(19)%	$1,172	$1,524	(23)%
Wealth at Work	224	170	32	417	353	18
Citigold	974	990	(2)	1,970	1,949	1
Global Wealth	$1,803	$1,905	(5)%	$3,559	$3,826	(7)%
Total	$6,395	$6,029	6%	$12,843	$11,934	8%

NM Not meaningful

2Q23 vs. 2Q22
Net income was $494 million, compared to $553 million in the prior-year period, driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 6%, primarily due to higher net interest income, driven by strong loan growth across U.S. Personal Banking. The increase was partially offset by lower non-interest revenue, primarily reflecting lower investment product revenues in Global Wealth.
U.S. Personal Banking revenues increased 11%, reflecting higher revenues in cards, partially offset by lower revenues in Retail banking.
Cards revenues increased 15%. Branded cards revenues increased 8%, primarily driven by higher net interest income, reflecting strength in underlying drivers. Branded cards new account acquisitions increased 6% and card spend volumes increased 4%. Average loans increased 14%, reflecting the higher card spend volumes and lower payment rates.
Retail services revenues increased 27%, primarily driven by higher net interest income on higher loan balances and lower partner payments. Retail services card spend volumes decreased 5%, primarily driven by lower discretionary retail spend. Average loans increased 9%, reflecting lower payment rates, partially offset by the lower card spend volumes.
Retail banking revenues decreased 9%, primarily driven by the impact of the transfer of certain relationships and the associated deposit balances to Global Wealth. Average loans increased 17%, primarily driven by higher mortgage originations. Average deposits decreased 3%, largely reflecting the transfer of certain relationships and the associated deposit balances to Global Wealth.
Global Wealth revenues decreased 5%, largely reflecting investment product revenue headwinds and lower net interest income, partially offset by the benefits of the transfer of certain relationships and the associated deposit balances from Retail banking. Average deposits and average loans were largely unchanged. Client assets increased 5%, primarily driven by increases in market valuations. Client advisors decreased 1%, reflecting the re-pacing of strategic hiring. Private bank revenues decreased 19%, driven by the investment product revenue headwinds and higher interest rates paid on deposits. Wealth at Work revenues increased 32%, driven by strong lending results, primarily in mortgages, and Citigold revenues decreased 2%, driven by the lower net interest income and the lower investment product revenue.
Expenses increased 5%, largely driven by risk and controls investments, partially offset by productivity savings.
Provisions were $1.6 billion, compared to $1.4 billion in the prior-year period, largely driven by higher net credit losses, partially offset by a lower net ACL build for loans. Net credit losses increased 78%, reflecting ongoing normalization in U.S. cards from near historically low levels, with Branded cards net credit losses up 87% to $614 million and Retail services net credit losses up 88% to $545 million. Both Branded cards and Retail services net credit losses are expected to normalize by the end of 2023.

The net ACL build was $0.3 billion, compared to $0.7 billion in the prior-year period, primarily reflecting growth in U.S. cards balances. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on U.S. Personal Banking’s Branded cards, Retail services and Retail banking portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to PBWM’s future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2Q23 YTD vs. 2Q22 YTD
Year-to-date, PBWM experienced similar trends to those described above. Net income was $983 million, compared to $2.4 billion in the prior-year period, largely driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 8%, largely due to higher revenues in U.S. Personal Banking. U.S. Personal Banking revenues increased 15%, reflecting higher revenues in cards, largely driven by the same factors described above. Global Wealth revenues decreased 7%, largely driven by the same factors described above.
Expenses increased 7%, primarily driven by continued investments in Citi’s transformation, other risk and controls investments and severance costs, partially offset by productivity savings.
Provisions were $3.2 billion, compared to $1.0 billion in the prior-year period, due to a net ACL build for loans, as well as higher net credit losses, primarily driven by ongoing normalization in U.S. cards.
The net ACL build was $0.8 billion, primarily driven by U.S. cards loan growth, compared to a release of $0.4 billion in the prior-year period.

LEGACY FRANCHISES

As of June 30, 2023, Legacy Franchises included (i) Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining six Asia and EMEA exit countries, (ii) Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, and (iii) Legacy Holdings Assets (certain North America consumer mortgage loans and other legacy assets). Asia Consumer provides traditional retail banking and branded card products to retail and small business customers. Mexico Consumer/SBMM provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers through Citibanamex.
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
In May 2023, Citi announced it intends to pursue an IPO of consumer, small business and middle-market banking operations in Mexico. Citi will retain its ICG and Private bank businesses in Mexico. Citi currently expects that the separation of the businesses will be completed in the second half of 2024 and that the IPO will take place in 2025.
In connection with Citi’s wind-down of its consumer and local commercial banking businesses in Russia, Citi expects to incur approximately $140 million in total estimated charges (excluding the impact from any portfolio sales) related to Legacy Franchises. Citi’s previously disclosed referral agreement with a Russian bank to settle a portfolio of ruble-denominated credit card loans, subject to customer consents, was signed in May 2023. The outstanding card loan balances with Citi ($131 million as of June 30, 2023) are to be settled upon referral and refinancing, and the portfolio has not been designated as held-for-sale (HFS). For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Institutional Clients Group” above and “Managing Global Risk—Other Risks—Country Risk—Russia” below, as well as “Risk Factors” in Citi’s 2022 Form 10-K.
At June 30, 2023, on a combined basis, Legacy Franchises had 1,413 retail branches, $21 billion in retail banking loans and $53 billion in deposits. In addition, the businesses had $9 billion in outstanding card loan balances, and Mexico SBMM had $8 billion in outstanding corporate loan balances. These loan and deposit amounts exclude approximately $8 billion of loans ($7 billion of retail banking loans and $1 billion of credit card loan balances) and approximately $11 billion of deposits, all of which were reclassified to HFS (e.g., as Other assets and Other liabilities on the Consolidated Balance Sheet) as a result of Citi’s entry into agreements to sell certain remaining consumer banking businesses. See Note 2 for additional information.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022
Net interest income	$1,345	$1,474	(9)%	$2,635	$2,982	(12)%
Non-interest revenue	578	461	25	2,140	884	NM
Total revenues, net of interest expense	$1,923	$1,935	(1)%	$4,775	$3,866	24%
Total operating expenses	$1,778	$1,814	(2)%	$3,530	$4,107	(14)%
Net credit losses on loans	$190	$133	43%	$376	$284	32%
Credit reserve build (release) for loans	74	(28)	NM	77	(174)	NM
Provision (release) for credit losses on unfunded lending commitments	(10)	(3)	NM	(28)	121	NM
Provisions for benefits and claims (PBC), HTM debt securities and other assets	46	19	NM	220	50	NM
Provisions (releases) for credit losses and PBC	$300	$121	NM	$645	$281	NM
Income (loss) from continuing operations before taxes	$(155)	$—	—%	$600	$(522)	NM
Income taxes	(33)	15	NM	116	(122)	NM
Income (loss) from continuing operations	$(122)	$(15)	NM	$484	$(400)	NM
Noncontrolling interests	3	2	50%	5	—	—%
Net income (loss)	$(125)	$(17)	NM	$479	$(400)	NM
Balance Sheet data (in billions of dollars)
EOP assets	$92	$108	(15)%
Average assets	92	115	(20)	$95	$120	(21)%
EOP loans	38	41	(7)
EOP deposits	53	53	1

Efficiency ratio	92%	94%		74%	106%
Revenue by reporting unit and component
Asia Consumer	$454	$880	(48)%	$1,963	$1,667	18%
Mexico Consumer/SBMM	1,449	1,184	22	2,771	2,323	19
Legacy Holdings Assets	20	(129)	NM	41	(124)	NM
Total	$1,923	$1,935	(1)%	$4,775	$3,866	24%

NM Not meaningful

2Q23 vs. 2Q22
Net loss was $125 million, compared to a net loss of $17 million in the prior-year period, driven by higher cost of credit, partially offset by lower expenses.
Results for the second quarter of 2023 included divestiture-related impacts of $(73) million in earnings before taxes ($(52) million after-tax), reflecting the following:

•$(6) million of aggregate divestiture-related revenue impacts
•$79 million of aggregate divestiture-related expenses, largely relating to separation costs in Mexico and severance costs in the Asia exit markets
•$(12) million benefit of divestiture-related credit costs
•$(21) million of related tax benefits

Results for the second quarter of 2022 included divestiture-related impacts of $48 million ($35 million after-tax), reflecting the following:

•$78 million of aggregate divestiture-related revenue impacts, including a $20 million reduction of the loss on sale for the Australia consumer business
•$(28) million benefit recorded in expenses related to the Korea Voluntary Early Retirement Program (VERP) pension settlement
•$58 million of divestiture-related credit costs
•$13 million of related taxes

Revenues decreased 1%, driven by lower revenues in Asia Consumer, partially offset by higher revenues in Mexico Consumer/SBMM and Legacy Holdings Assets.
Asia Consumer revenues of $454 million decreased from $880 million in the prior-year period, mainly driven by the reduction from exited markets and continued wind-downs.
Mexico Consumer/SBMM revenues increased 22%, as cards revenues increased 38%, SBMM revenues increased 25% and retail banking revenues increased 16%, primarily due to higher interest rates and higher lending volumes.
Legacy Holdings Assets revenues of $20 million increased from $(129) million in the prior-year period, largely driven by a release of a CTA loss (net of hedges) recorded in AOCI in the second quarter of 2022.
Expenses decreased 2%, mainly driven by the impact of the exited markets and continued wind-downs.
Provisions were $300 million, compared to $121 million in the prior-year period, primarily driven by higher net credit losses and a net ACL build. Net credit losses increased 43% to $190 million, driven by higher lending volumes in Mexico Consumer. The build for credit losses was $110 million, compared to a release of $12 million in the prior-year period, primarily due to higher lending volumes in Mexico Consumer.
For additional information about trends, uncertainties and risks related to Legacy Franchises’ future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2Q23 YTD vs. 2Q22 YTD
Net income was $479 million, compared to a net loss of $400 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by higher cost of credit.
Results for year-to-date 2023 included divestiture-related impacts of approximately $880 million (approximately $596 million after-tax), reflecting the following:

•$1,012 million of net divestiture gains, primarily related to a gain on sale of the India consumer banking business, recorded in other revenue
•$152 million of aggregate divestiture-related expenses
•$(20) million benefit of divestiture-related credit costs
•$284 million of related taxes

Results for year-to-date 2022 included divestiture-related impacts of approximately $(629) million (approximately $(553) million after-tax), primarily reflecting the following:

•$(98) million pretax loss primarily reflecting an ACL release of $(104) million related to the Australia consumer banking business sale
•$129 million cost of credit reclassification to revenues, as once a divestiture is classified as held-for-sale, credit costs, including ACL builds/releases and net credit losses, are reclassified to revenues
•$535 million goodwill impairment, recorded in expenses, due to the re-segmentation and sequencing of divestitures
•$(76) million of related tax benefits

Revenues increased 24%, driven by higher revenues in Asia Consumer, Mexico Consumer/SBMM and Legacy Holdings Assets.
Asia Consumer revenues increased 18%, primarily driven by the India gain on sale, partially offset by the reduction from exited markets and wind-downs. Mexico Consumer/SBMM revenues increased 19%, mainly due to the benefit of FX translation as well as higher interest rates and higher lending volumes. Legacy Holdings Assets revenues of $41 million increased from $(124) million in the prior-year period, primarily driven by the release of the CTA loss (net of hedges) recorded in AOCI in the second quarter of 2022.

Expenses decreased 14%, mainly driven by the absence of the goodwill impairment in the prior-year period and the benefit of the closed exit markets and wind-downs.
Provisions were $645 million, compared to $281 million in the prior-year period, driven by higher lending volumes and net credit losses in Mexico Consumer, and a build for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

CORPORATE/OTHER

Activities not assigned to the operating segments (ICG, PBWM and Legacy Franchises) are included in Corporate/Other. Corporate/Other included certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations. At June 30, 2023, Corporate/Other had $94 billion in assets, including Corporate Treasury investment securities and the Company’s deferred tax assets (DTAs).

	Second Quarter			Six Months		% Change
In millions of dollars	2023	2022	% Change	2023	2022
Net interest income	$969	$401	NM	$2,065	$595	NM
Non-interest revenue	(292)	(146)	(100)%	(474)	(150)	NM
Total revenues, net of interest expense	$677	$255	NM	$1,591	$445	NM
Total operating expenses	$302	$160	89%	$612	$420	46%
Provisions for HTM debt securities and other assets	$(113)	$—	—%	$(2)	$—	—%
Income (loss) from continuing operations before taxes	$488	$95	NM	$981	$25	NM
Income taxes (benefits)	127	(178)	NM	361	(440)	NM
Income from continuing operations	$361	$273	32%	$620	$465	33%
Income (loss) from discontinued operations, net of taxes	(1)	(221)	100	(2)	(223)	99
Net income before attribution to noncontrolling interests	$360	$52	NM	$618	$242	NM
Noncontrolling interests	4	2	NM	7	3	NM
Net income	$356	$50	NM	$611	$239	NM

NM Not meaningful

2Q23 vs. 2Q22
Net income was $356 million, compared to $50 million in the prior-year period. The increase in net income was primarily driven by higher revenues, benefits from cost of credit and the prior-year release of a CTA loss (net of hedges) from AOCI (for additional information, see Note 2). These increases were partially offset by higher expenses and lower income tax benefits. Results for the quarter also included a $40 million withholding tax related to an exit market, which is a divestiture-related impact.
Revenues were $677 million, compared to $255 million in the prior-year period, primarily driven by higher net interest income from Deposits with banks and the investment portfolio, largely due to higher interest rates.
Expenses were $302 million, compared to $160 million in the prior-year period, primarily reflecting the impact of inflation, higher severance costs and the absence of certain settlements that occurred in the prior-year period, partially offset by lower consulting expenses.
Provisions were a $113 million benefit, primarily driven by a reserve release related to the repayment of the First Republic Bank deposit.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2Q23 YTD vs. 2Q22 YTD
Year-to-date, Corporate/Other experienced similar trends to those described above. Net income was $611 million, compared to net income of $239 million in the prior-year period, largely driven by the same factors described above.
Revenues were $1.6 billion, compared to $445 million in the prior-year period, driven by the same factors described above.
Expenses were $612 million, compared to $420 million in the prior-year period, driven by the same factors described above.
Provisions were a $2 million benefit, as the reserve build for the First Republic Bank deposit in the first quarter of 2023 was released in the second quarter of 2023.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2022 Form 10-K.
During the second quarter of 2023, Citi returned a total of $2.0 billion of capital to common shareholders in the form of $1.0 billion in dividends and $1.0 billion in share repurchases totaling approximately 21 million common shares. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.51 per share for the second quarter of 2023, and on July 20, 2023, declared common dividends of $0.53 per share for the third quarter of 2023. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval. In addition, as previously announced, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.4% as of June 30, 2023, largely unchanged from March 31, 2023, relative to a required regulatory CET1 Capital ratio of 12.0% as of such dates under the Standardized Approach. This compares to a CET1 Capital ratio of 13.0% as of December 31, 2022, relative to a required regulatory CET1 Capital ratio of 11.5% as of such date under the Standardized Approach.
Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.5% as of June 30, 2023, compared to 12.3% as of March 31, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework. This compares to a CET1 Capital ratio of 12.2% as of December 31, 2022, relative to a required regulatory CET1 Capital ratio of 10.0% as of such date under the Advanced Approaches.
Citi’s CET1 Capital ratio under the Standardized Approach remained largely unchanged from March 31, 2023, as the return of capital to common shareholders and an increase in RWA were offset by net income. Citi’s CET1 Capital ratio increased under the Advanced Approaches from March 31, 2023, driven primarily by net income and a decrease in RWA, partially offset by the return of capital to common shareholders.
Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from year-end 2022, driven primarily by year-to-date net income of $7.5 billion, partially offset by the return of capital to common shareholders and an increase in RWA.
Stress Capital Buffer
In July 2023, the FRB confirmed Citi’s Stress Capital Buffer (SCB) requirement of 4.3%, as compared to the current requirement of 4.0%, for the four-quarter window starting from October 1, 2023 to September 30, 2024.
Accordingly, effective October 1, 2023, Citi will be required to maintain a 12.3% CET1 Capital ratio under the Standardized Approach, incorporating the 4.3% SCB and its current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) will remain unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2022 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of June 30, 2023, March 31, 2023 and December 31, 2022:

	Advanced Approaches			Standardized Approach
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022
CET1 Capital ratio(1)	10.5%	10.5%	10.0%	12.0%	12.0%	11.5%
Tier 1 Capital ratio(1)	12.0	12.0	11.5	13.5	13.5	13.0
Total Capital ratio(1)	14.0	14.0	13.5	15.5	15.5	15.0

(1)As of January 1, 2023, Citi’s required risk-based capital ratios included the 4.0% SCB and 3.5% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge under the Advanced Approaches (all of which must be composed of CET1 Capital). These requirements are applicable through September 30, 2023. See “Stress Capital Buffer” above for more information.

The following tables present Citi’s capital components and ratios as of June 30, 2023, March 31, 2023 and December 31, 2022:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022
CET1 Capital(1)	$154,243	$153,753	$148,930	$154,243	$153,753	$148,930
Tier 1 Capital(1)	175,743	175,249	169,145	175,743	175,249	169,145
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	198,036	194,998	188,839	206,852	203,586	197,543
Total Risk-Weighted Assets	1,234,271	1,252,390	1,221,538	1,153,450	1,144,359	1,142,985
Credit Risk(1)	$874,707	$883,746	$851,875	$1,090,440	$1,072,110	$1,069,992
Market Risk	62,261	71,341	71,889	63,010	72,249	72,993
Operational Risk	297,303	297,303	297,774	—	—	—
CET1 Capital ratio(2)	12.50%	12.28%	12.19%	13.37%	13.44%	13.03%
Tier 1 Capital ratio(2)	14.24	13.99	13.85	15.24	15.31	14.80
Total Capital ratio(2)	16.04	15.57	15.46	17.93	17.79	17.28

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2023	March 31, 2023	December 31, 2022
Quarterly Adjusted Average Total Assets(1)(3)		$2,429,306	$2,426,430	$2,395,863
Total Leverage Exposure(1)(4)		2,943,546	2,939,744	2,906,773
Leverage ratio	4.0%	7.23%	7.22%	7.06%
Supplementary Leverage ratio	5.0	5.97	5.96	5.82
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

As indicated in the table above, Citigroup’s capital ratios at June 30, 2023 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of June 30, 2023.

Components of Citigroup Capital

In millions of dollars	June 30, 2023	December 31, 2022
CET1 Capital
Citigroup common stockholders’ equity(1)	$188,610	$182,325
Add: Qualifying noncontrolling interests	209	128
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	1,514	2,271
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(1,990)	(2,522)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	307	1,441
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,933	19,007
Identifiable intangible assets other than MSRs, net of related DTLs	3,531	3,411
Less: Defined benefit pension plan net assets; other	2,020	1,935
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,461	12,197
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	1,828	325
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$154,243	$148,930
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$20,109	$18,864
Qualifying trust preferred securities(6)	1,410	1,406
Qualifying noncontrolling interests	30	30
Regulatory capital deductions:
Less: Other	49	85
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$21,500	$20,215
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$175,743	$169,145
Tier 2 Capital
Qualifying subordinated debt	$17,669	$15,530
Qualifying noncontrolling interests	37	37
Eligible allowance for credit losses(2)(7)	13,715	13,426
Regulatory capital deduction:
Less: Other	312	595
Total Tier 2 Capital (Standardized Approach)	$31,109	$28,398
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$206,852	$197,543
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,816)	$(8,704)
Total Tier 2 Capital (Advanced Approaches)	$22,293	$19,694
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$198,036	$188,839

(1)Issuance costs of $136 million and $131 million related to outstanding noncumulative perpetual preferred stock at June 30, 2023 and December 31, 2022, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $28.5 billion of net DTAs at June 30, 2023, $11.5 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $1.8 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of June 30, 2023. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.

Footnotes continue on the following page.

(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2023 and December 31, 2022, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $4.9 billion and $4.7 billion at June 30, 2023 and December 31, 2022, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
CET1 Capital, beginning of period	$153,753	$148,930
Net income	2,915	7,521
Common and preferred dividends declared	(1,292)	(2,569)
Net increase in treasury stock	(985)	(280)
Net increase in common stock and additional paid-in capital	210	126
Net change in CTA net of hedges, net of tax	23	865
Net change in unrealized gains (losses) on debt securities AFS, net of tax	126	962
Net increase in defined benefit plans liability adjustment, net of tax	(136)	(240)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	111	189
Net decrease in excluded component of fair value hedges	11	23
Net change in goodwill, net of related DTLs	(89)	74
Net change in identifiable intangible assets other than MSRs, net of related DTLs	76	(120)
Net increase in defined benefit pension plan net assets	(66)	(59)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	322	736
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(783)	(1,503)
Net decrease in CECL transition provision	—	(757)
Other	47	345
Net increase in CET1 Capital	$490	$5,313
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$154,243	$154,243
Additional Tier 1 Capital, beginning of period	$21,496	$20,215
Net increase in qualifying perpetual preferred stock	—	1,245
Net increase in qualifying trust preferred securities	2	4
Other	2	36
Net increase in Additional Tier 1 Capital	$4	$1,285
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$175,743	$175,743
Tier 2 Capital, beginning of period (Standardized Approach)	$28,337	$28,398
Net increase in qualifying subordinated debt	2,489	2,139
Net increase in eligible allowance for credit losses	239	289
Other	44	283
Net increase in Tier 2 Capital (Standardized Approach)	$2,772	$2,711
Tier 2 Capital, end of period (Standardized Approach)	$31,109	$31,109
Total Capital, end of period (Standardized Approach)	$206,852	$206,852
Tier 2 Capital, beginning of period (Advanced Approaches)	$19,749	$19,694
Net increase in qualifying subordinated debt	2,489	2,139
Net increase in excess of eligible credit reserves over expected credit losses	11	177
Other	44	283
Net increase in Tier 2 Capital (Advanced Approaches)	$2,544	$2,599
Tier 2 Capital, end of period (Advanced Approaches)	$22,293	$22,293
Total Capital, end of period (Advanced Approaches)	$198,036	$198,036

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total Risk-Weighted Assets, beginning of period	$1,144,359	$1,142,985
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	4,990	(9,362)
Derivatives(2)	10,313	11,470
Repo-style transactions(3)	1,119	12,044
Securitization exposures	(364)	92
Equity exposures(4)	589	2,377
Other exposures(5)	1,683	3,827
Net increase in Credit Risk-Weighted Assets	$18,330	$20,448
Changes in Market Risk-Weighted Assets
Risk levels	$(6,795)	$(8,876)
Model and methodology updates	(2,444)	(1,107)
Net decrease in Market Risk-Weighted Assets(6)	$(9,239)	$(9,983)
Total Risk-Weighted Assets, end of period	$1,153,450	$1,153,450

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended June 30, 2023, primarily due to an increase in card activities. General credit risk exposures decreased during the six months ended June 30, 2023, primarily driven by divestitures and non-strategic portfolio exits.
(2)Derivative exposures increased during the three and six months ended June 30, 2023, mainly driven by movements across multiple business areas, notably in rates and currencies.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three and six months ended June 30, 2023, mainly due to increased activities across multiple business areas.
(4)Equity exposures increased during the three and six months ended June 30, 2023, primarily due to increases in investment market share prices.
(5)Other exposures increased during the three and six months ended June 30, 2023, mainly driven by increases in other assets.
(6)Market risk-weighted assets decreased during the three and six months ended June 30, 2023, primarily due to exposure changes, partially offset by changes in model inputs related to volatility and correlation between market risk factors.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total Risk-Weighted Assets, beginning of period	$1,252,390	$1,221,538
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(4,478)	13,130
Derivatives(2)	(8,382)	(3,366)
Repo-style transactions(3)	2,201	3,498
Securitization exposures	(1,561)	532
Equity exposures(4)	417	2,828
Other exposures(5)	2,764	6,210
Net increase in Credit Risk-Weighted Assets	$(9,039)	$22,832
Changes in Market Risk-Weighted Assets
Risk levels	$(6,636)	$(8,521)
Model and methodology updates	(2,444)	(1,107)
Net decrease in Market Risk-Weighted Assets(6)	$(9,080)	$(9,628)
Net decrease in Operational Risk-Weighted Assets	$—	$(471)
Total Risk-Weighted Assets, end of period	$1,234,271	$1,234,271

(1)General credit risk exposures decreased during the three months ended June 30, 2023, mainly driven by loans, partly offset by an increase in card activities. General credit risk exposures increased during the six months ended June 30, 2023, primarily driven by card activities.
(2)Derivative exposures decreased during the three and six months ended June 30, 2023, mainly driven by changes in CVA.
(3)Repo-style transactions increased during the three and six months ended June 30, 2023, mainly due to increased activities across multiple business areas.
(4)Equity exposures increased during the three and six months ended June 30, 2023, primarily due to increases in investment market share prices.
(5)Other exposures increased during the three and six months ended June 30, 2023, mainly driven by increases in other assets.
(6)Market risk-weighted assets decreased during the three and six months ended June 30, 2023, primarily due to exposure changes, partially offset by changes in model inputs related to volatility and correlation between market risk factors.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of June 30, 2023, March 31, 2023 and December 31, 2022:

In millions of dollars, except ratios	June 30, 2023	March 31, 2023	December 31, 2022
Tier 1 Capital	$175,743	$175,249	$169,145
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,467,128	$2,463,758	$2,432,823
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	144,823	143,328	133,071
Effective notional of sold credit derivatives, net(4)	31,833	30,931	34,117
Counterparty credit risk for repo-style transactions(5)	19,399	18,255	17,169
Other off-balance sheet exposures	318,185	320,800	326,553
Total of certain off-balance sheet exposures	$514,240	$513,314	$510,910
Less: Tier 1 Capital deductions	37,822	37,328	36,960
Total Leverage Exposure	$2,943,546	$2,939,744	$2,906,773
Supplementary Leverage ratio	5.97%	5.96%	5.82%

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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was approximately 6.0% at June 30, 2023 and March 31, 2023, compared to approximately 5.8% at December 31, 2022. The ratio remained largely unchanged from the first quarter of 2023. The ratio increased from the fourth quarter of 2022, primarily driven by an increase in Tier 1 Capital due to year-to-date net income of $7.5 billion, partially offset by an increase in Total Leverage Exposure, largely driven by higher average on-balance sheet assets.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of June 30, 2023, March 31, 2023 and December 31, 2022:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022
CET1 Capital(2)		$150,482	$151,724	$149,593	$150,482	$151,724	$149,593
Tier 1 Capital(2)		152,612	153,853	151,720	152,612	153,853	151,720
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		165,840	167,065	165,131	173,517	174,608	172,647
Total Risk-Weighted Assets		1,041,217	1,038,394	1,003,747	986,744	968,749	982,914
Credit Risk(2)		$758,445	$762,148	$728,082	$944,565	$932,787	$948,150
Market Risk		42,058	35,532	34,403	42,179	35,962	34,764
Operational Risk		240,714	240,714	241,262	—	—	—
CET1 Capital ratio(4)(5)	7.0%	14.45%	14.61%	14.90%	15.25%	15.66%	15.22%
Tier 1 Capital ratio(4)(5)	8.5	14.66	14.82	15.12	15.47	15.88	15.44
Total Capital ratio(4)(5)	10.5	15.93	16.09	16.45	17.58	18.02	17.56

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2023	March 31, 2023	December 31, 2022
Quarterly Adjusted Average Total Assets(2)(6)		$1,716,982	$1,743,596	$1,738,744
Total Leverage Exposure(2)(7)		2,162,693	2,191,870	2,189,541
Leverage ratio(5)	5.0%	8.89%	8.82%	8.73%
Supplementary Leverage ratio(5)	6.0	7.06	7.02	6.93

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

As indicated in the table above, Citibank’s capital ratios at June 30, 2023 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of June 30, 2023.
As presented in the table above, Citibank’s Supplementary Leverage ratio was 7.1% at June 30, 2023 and 7.0% at March 31, 2023, compared to 6.9% at December 31, 2022. The quarter-over-quarter increase was primarily driven by an increase in Tier 1 Capital due to net income in the second quarter of 2023, partially offset by dividends, and a decrease in Total Leverage Exposure, primarily driven by higher average on-balance sheet assets. The year-to-date increase was primarily driven by an increase in Tier 1 Capital due to net income in 2023, partially offset by dividends, and a decrease in Total Leverage Exposure, primarily driven by higher average on-balance sheet assets and off-balance sheet exposures.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2023. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.2	0.8	1.3
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.5
Standardized Approach	1.0	1.5	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2023, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $15 billion, which exceeded the minimum requirement by $11 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at June 30, 2023, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2023.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	June 30, 2023
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$338	$154
% of Advanced Approaches risk- weighted assets	27.4%	12.5%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$60	$37
% of Total Leverage Exposure	11.5%	5.2%
Regulatory requirement	9.5	4.5
Surplus amount	$58	$22

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of June 30, 2023, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $22 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2022 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of June 30, 2023:

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.0%	12.35%	13.21%	7.0%	14.32%	15.11%
Tier 1 Capital ratio	12.0	13.5	14.09	15.08	8.5	14.53	15.33
Total Capital ratio	14.0	15.5	15.90	17.78	10.5	15.80	17.45

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.15%	5.0%	8.81%
Supplementary Leverage ratio	5.0	5.90	6.0	6.99

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)Citibank’s required capital ratios were the same under the Standardized Approach and the Advanced Approaches framework.

Regulatory Capital Standards and Developments

Basel III Revisions
On July 27, 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame (capital proposal), that would amend U.S. regulatory capital requirements.
The capital proposal would maintain the current capital rule’s dual-requirement structure for risk-weighted assets but would eliminate the use of internal models to calculate credit risk and operational risk components of risk-weighted assets. Large banking organizations, such as Citi, would be required to calculate their risk-based capital ratios under both the new expanded risk-based approach and the Standardized Approach and use the lower of the two for each risk-based capital ratio for determining the binding constraints.
The expanded risk-based approach is designed to align with the international capital standards adopted by the Basel Committee on Banking Supervision (Basel Committee). The Basel Committee finalized the Basel III reforms in December 2017, which included revisions to the methodologies to determine credit, market and operational risk-weighted asset amounts.
If adopted as proposed, the capital proposal’s impact on risk-weighted asset amounts would also affect several other requirements including TLAC, external long-term debt and the short-term wholesale funding score included in the GSIB surcharge under method 2 (see “GSIB Surcharge” below for additional changes in that area). The proposal has a three-year transition period that would begin on July 1, 2025. Citi is currently reviewing the proposal and will participate in the 120-day comment period. For additional information, see “Executive Summary” above.

GSIB Surcharge
Separately, the FRB proposed changes to the GSIB surcharge rule that aim to make it more risk sensitive. Proposed changes include measuring certain systemic indicators on a daily versus quarterly average basis, changing certain of the risk indicators, and shortening the time to come into compliance with each year’s surcharge. In addition, the proposal would narrow surcharge bands under method 2 from 50 bps to 10 bps to reduce cliff effects when moving between bands. This proposal is also subject to a 120-day comment period and provides that it would be effective two full calendar quarters after its finalization.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). Return on tangible common equity (RoTCE) represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share (TBVPS) represents average TCE divided by average common shares outstanding. Other companies may calculate these measures differently. TCE, RoTCE and TBVPS are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	June 30, 2023	December 31, 2022
Total Citigroup stockholders’ equity	$208,719	$201,189
Less: Preferred stock	20,245	18,995
Common stockholders’ equity	$188,474	$182,194
Less:
Goodwill	19,998	19,691
Identifiable intangible assets (other than MSRs)	3,895	3,763
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	246	589
Tangible common equity (TCE)	$164,335	$158,151
Common shares outstanding (CSO)	1,925.7	1,937.0
Book value per share (common stockholders’ equity/CSO)	$97.87	$94.06
Tangible book value per share (TCE/CSO)	85.34	81.65

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Net income available to common shareholders	$2,627	$4,309	$6,956	$8,336
Average common stockholders’ equity	188,214	178,981	186,161	180,075
Average TCE	164,142	154,439	162,145	155,318
Return on average common stockholders’ equity	5.6%	9.7%	7.5%	9.3%
RoTCE	6.4	11.2	8.7	10.8

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

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	2Q23	1Q23	2Q22
Personal Banking and Wealth Management
U.S. Retail banking	$40	$38	$34
U.S. Cards	149	146	133
Global Wealth	150	149	150
Total	$339	$333	$317
Institutional Clients Group
Services	$80	$79	$85
Banking	185	191	199
Markets	13	13	13
Total	$278	$283	$297
Total Legacy Franchises(1)	$37	$38	$43
Total Citigroup loans (AVG)	$654	$654	$657
Total Citigroup loans (EOP)	$661	$652	$657
(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” below.

Citi’s loan portfolio is well diversified across consumer and corporate loans, with an aggregate duration of 1.2 years, as a majority of loans are at variable rates.
On an average basis, loans were largely unchanged year-over-year and sequentially as growth in PBWM was offset by a decline in ICG and Legacy Franchises. PBWM average loans increased 7% year-over-year, primarily driven by loan growth in cards, mortgages and installment lending. ICG average loans decreased 6% year-over-year, reflecting actions taken to reduce RWA. Legacy Franchises average loans decreased 14%, primarily reflecting the impact of the continued wind-downs, particularly in Korea, partially offset by higher lending volumes in Mexico Consumer.
End-of-period loans increased 1% year-over-year, as growth in PBWM, reflecting an increase in U.S. Personal Banking, was largely offset by declines in ICG and Legacy Franchises. End-of-period loans increased 1% sequentially.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG and the Mexico SBMM component of Legacy Franchises (excluding certain loans managed on a delinquency basis, loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	June 30, 2023				March 31, 2023				December 31, 2022
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$127	$118	$35	$280	$124	$124	$35	$283	$134	$122	$27	$283
Unfunded lending commitments (off-balance sheet)(2)	135	260	16	411	126	256	16	398	140	256	10	406
Total exposure	$262	$378	$51	$691	$250	$380	$51	$681	$274	$378	$37	$689

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentage of this portfolio by region based on Citi’s internal management geography:

	June 30, 2023	March 31, 2023	December 31, 2022
North America	56%	56%	56%
EMEA	25	25	25
Asia	12	12	12
Latin America	7	7	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2023	March 31, 2023	December 31, 2022
AAA/AA/A	49%	50%	50%
BBB	34	33	34
BB/B	15	15	14
CCC or below	2	2	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2023. Citi has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2023	March 31, 2023	December 31, 2022
Transportation and industrials	21%	21%	20%
Technology, media and telecom	12	12	12
Consumer retail	12	12	11
Real estate	10	10	10
Commercial	8	8	8
Residential	2	2	2
Banks and finance companies(1)	10	10	10
Power, chemicals, metals and mining	9	9	9
Energy and commodities	7	7	7
Health	6	5	6
Insurance	4	4	4
Asset managers and funds	3	4	5
Public sector	3	3	3
Financial markets infrastructure	2	2	2
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2023:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$143,468	$58,248	$85,220	$112,885	$23,826	$6,452	$305	$169	$28	$(7,471)
Autos(4)	47,759	21,016	26,743	41,253	5,187	1,268	51	9	18	(2,444)
Transportation	26,137	10,325	15,812	18,924	4,842	2,286	85	15	8	(1,234)
Industrials	69,572	26,907	42,665	52,708	13,797	2,898	169	145	2	(3,793)
Technology, media and telecom	81,826	28,948	52,878	65,469	12,272	3,769	316	101	13	(6,323)
Consumer retail	81,114	34,327	46,787	64,081	13,672	3,102	259	142	13	(5,373)
Real estate	69,162	48,142	21,020	61,329	4,018	3,640	175	57	5	(681)
Commercial	54,395	35,155	19,240	46,639	4,012	3,569	175	57	5	(681)
Residential	14,767	12,987	1,780	14,690	6	71	—	—	—	—
Banks and finance companies	71,627	43,277	28,350	60,984	9,138	1,360	145	12	31	(801)
Power, chemicals, metals and mining	60,783	19,869	40,914	47,267	11,649	1,706	161	149	8	(4,964)
Power	24,033	4,878	19,155	19,936	3,371	598	128	22	7	(2,239)
Chemicals	22,477	8,658	13,819	17,252	4,503	711	11	44	1	(2,084)
Metals and mining	14,273	6,333	7,940	10,079	3,775	397	22	83	—	(641)
Energy and commodities(5)	44,895	12,799	32,096	37,771	5,970	1,040	114	43	(12)	(3,337)
Health	38,213	9,560	28,653	32,247	4,457	1,360	149	22	7	(2,935)
Insurance	29,640	4,101	25,539	28,732	884	24	—	9	—	(4,775)
Asset managers and funds	23,503	6,384	17,119	21,880	1,537	73	13	227	—	(272)
Public sector	24,042	10,849	13,193	20,839	2,732	462	9	23	4	(1,562)
Financial markets infrastructure	16,701	141	16,560	16,701	—	—	—	66	—	(7)
Securities firms	1,216	292	924	788	395	33	—	5	—	(2)
Other industries	5,139	2,914	2,225	3,157	1,717	252	13	40	—	(10)
Total	$691,329	$279,851	$411,478	$574,130	$92,267	$23,273	$1,659	$1,065	$97	$(38,513)

(1)    Excludes $0.6 billion and $0.1 billion of funded and unfunded exposure at June 30, 2023, respectively, primarily related to the delinquency-managed loans. Funded balances also exclude loans carried at fair value of $5.5 billion at June 30, 2023.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.5 billion of purchased credit protection, $35.9 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.6 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $20.9 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $16.9 billion ($8.7 billion in funded, with 100% rated investment grade) as of June 30, 2023.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2023, Citi’s total exposure to these energy-related entities was approximately $4.8 billion, of which approximately $2.4 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of June 30, 2023, Citi’s total credit exposure to commercial real estate (CRE) was $66 billion (unchanged from March 31, 2023), including $8 billion of exposure related to office buildings. This total CRE exposure consisted of (i) approximately $55 billion related to corporate clients (unchanged from March 31, 2023), mainly included in the real estate category in the table above, and (ii) approximately $11 billion related to Private bank clients (unchanged from March 31, 2023) within PBWM that is not in the table above as they are not considered corporate exposures.

In addition, as of June 30, 2023, approximately 87% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S.
As of June 30, 2023, the ACLL attributed to the total funded CRE exposure (including the Private bank) was approximately 1.24%, and there were $160 million of non-accrual CRE loans.

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

(1)    Excludes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2022, respectively, primarily related to the delinquency-managed loans. Funded balances also exclude loans carried at fair value of $5.1 billion at December 31, 2022.
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
At June 30, 2023, March 31, 2023 and Dec 31, 2022, ICG had economic hedges on the corporate credit portfolio of $38.5 billion, $39.8 billion and $39.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2023	March 31, 2023	December 31, 2022
AAA/AA/A	42%	42%	39%
BBB	43	44	45
BB/B	13	11	12
CCC or below	2	3	4
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	2Q22(2)	3Q22(2)	4Q22(2)	1Q23(2)	2Q23(2)
Personal Banking and Wealth Management
U.S. Personal Banking
Cards
Branded cards	$91.6	$93.7	$100.2	$97.1	$103.0
Retail services	45.8	46.7	50.5	48.4	50.0
Retail banking
Mortgages(5)	32.3	32.3	33.4	35.3	37.4
Personal, small business and other	3.1	3.5	3.7	3.9	4.1
Global Wealth(3)(4)
Cards	4.0	4.0	4.6	4.4	4.5
Mortgages(5)	77.8	82.0	84.0	85.2	87.0
Personal, small business and other(6)	67.0	65.1	60.6	60.3	59.0
Total	$321.6	$327.3	$337.0	$334.6	$345.0
Legacy Franchises
Asia Consumer(7)	$17.3	$13.4	$13.3	$10.0	$9.1
Mexico Consumer (excludes Mexico SBMM)	13.5	13.7	14.8	16.3	17.8
Legacy Holdings Assets(8)	3.2	3.2	3.0	2.8	2.7
Total	$34.0	$30.3	$31.1	$29.1	$29.6
Total consumer loans	$355.6	$357.6	$368.1	$363.7	$374.6

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
(3)Consists of $99.5 billion, $98.9 billion, $98.2 billion, $99.3 billion and $94.6 billion of loans in North America as of June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively. For additional information on the credit quality of the Global Wealth portfolio, see Note 13.
(4)Consists of $51.0 billion, $51.0 billion, $51.0 billion, $51.8 billion and $54.2 billion of loans outside North America as of June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively.
(5)See Note 13 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(6)At June 30, 2023, includes approximately $48 billion of classifiably managed loans. Over 90% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses (NCLs). As discussed below, approximately 97% of the classifiably managed portion of these loans are investment grade. See “Consumer Loan Delinquencies Amounts and Ratios” below for details on the delinquency-managed portfolio.
(7)Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
(8)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

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
As of June 30, 2023, 44% of PBWM consumer loans consisted of U.S. cards loans. U.S. cards net credit losses represented approximately 93% of total PBWM losses.
As shown in the chart above, the second quarter of 2023 net credit loss rate in PBWM increased quarter-over-quarter and year-over-year, driven by a continued increase in net flow rates, primarily reflecting ongoing normalization from recent low levels in U.S. cards.
PBWM’s 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year. The year-over-year increase was largely driven by a continued increase in net flow rates, primarily reflecting the ongoing normalization in U.S. cards.

Branded Cards

U.S. Personal Banking’s Branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the second quarter of 2023 net credit loss rate in Branded cards increased quarter-over-quarter and year-over-year, driven by a continued increase in net flow rates, primarily reflecting ongoing normalization toward pre-pandemic levels from recent low levels (for example, the 4Q’19 and 1Q’20 net credit loss rates were 3.10% and 3.40%, respectively).
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, also driven by a continued increase in net flow rates, primarily reflecting the ongoing normalization toward pre-pandemic levels from recent low levels (for example, the 4Q’19 and 1Q’20 90+ days past due delinquency rates were 0.95% and 1.01%, respectively).

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
As shown in the chart above, the second quarter of 2023 net credit loss rate in Retail services increased quarter-over-quarter and year-over-year, driven by a continued increase in net flow rates, primarily reflecting the ongoing normalization toward pre-pandemic levels from recent low levels (for example, the 4Q’19 and 1Q’20 net credit loss rates were 5.05% and 5.35%, respectively).
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year. The year-over-year increase was driven by a continued increase in net flow rates, primarily reflecting the ongoing normalization (for example, the 4Q’19 and 1Q’20 90+ days past due delinquency rates were 1.91% and 1.96%, respectively).

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
As shown in the chart above, the net credit loss rate in Retail banking for the second quarter of 2023 decreased quarter-over-quarter, due to a decrease in overdraft losses, and decreased year-over-year, primarily driven by the impact of industry-wide episodic overdraft losses in the prior-year period.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily driven by lower delinquencies in U.S. mortgages, which reflected the lasting effects of government stimulus, unemployment benefits and consumer relief programs.

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
As of June 30, 2023, approximately $48 billion, or 32%, of the portfolio was classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 97% is rated investment grade. While the delinquency rate in the chart above is calculated only for the delinquency-managed portfolio, the net credit loss rate is calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As shown in the chart above, the net credit loss and 90+ days past due delinquency rates in Global Wealth for the second quarter of 2023 were broadly stable quarter-over-quarter and year-over-year. The low levels of net credit losses and the 90+ days past due delinquency rate continued to reflect the strong credit profiles of the portfolios.

Legacy Franchises

Asia(1) Consumer
(1)Asia Consumer includes Legacy Franchises activities in certain EMEA countries for all periods presented.

Asia Consumer provides credit cards, consumer mortgages and small business and personal loans. Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
As shown in the chart above, the net credit loss rate in Asia Consumer (for the remaining consumer banking portfolios held-for-investment (China, Korea, Russia and Poland)) for the second quarter of 2023 increased quarter-over-quarter and year-over-year. The increases were primarily driven by lower average loans due to the ongoing wind-downs of the remaining businesses, particularly Korea, and the reclassification of a portfolio to HFS in the first quarter of 2023.
The 90+ days past due delinquency rate was unchanged quarter-over-quarter and increased year-over-year, mainly driven by lower loans due to the ongoing wind-downs of the remaining businesses and the reclassification of a portfolio to HFS in the first quarter of 2023. The overall performance of the remaining Asia Consumer portfolios continues to reflect the strong credit profiles of the customer segments.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Mexico Consumer for the second quarter of 2023 decreased quarter-over-quarter, primarily due to higher recoveries in the second quarter of 2023, and increased year-over-year, primarily driven by the gradual normalization of loss rates after peak losses experienced during the pandemic.
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, driven by the gradual normalization of delinquency rates after peak delinquencies during the pandemic.

For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Note 13.

U.S. Cards FICO Distribution
The following tables present the current FICO score distributions for Citi’s Branded cards and Retail services portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Branded Cards

FICO distribution(1)	June 30, 2023	March 31, 2023	June 30, 2022
> 760	47%	45%	49%
680–760	38	39	38
< 680	15	16	13
Total	100%	100%	100%

Retail Services

FICO distribution(1)	June 30, 2023	March 31, 2023	June 30, 2022
> 760	27%	26%	28%
680–760	42	42	43
< 680	31	32	29
Total	100%	100%	100%
(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both card portfolios trended up from the prior quarter, reflecting seasonal portfolio quality improvements, and declined from the prior year, reflecting the ongoing normalization in net credit loss and delinquency rates in both portfolios. The FICO distribution continued to reflect strong underlying credit quality and benefits from the continued impacts of government stimulus, unemployment benefits and customer relief programs. See Note 13 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2023	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	March 31, 2023	June 30, 2022
Personal Banking and Wealth Management(3)(4)(5)
Total	$345.0	$2,041	$1,982	$1,383	$2,213	$1,987	$1,435
Ratio		0.69%	0.70%	0.52%	0.75%	0.70%	0.54%
U.S. Personal Banking
Total	$194.5	$1,882	$1,772	$1,128	$1,974	$1,725	$1,201
Ratio		0.97%	0.96%	0.66%	1.02%	0.94%	0.70%
Cards(4)
Total	153.0	1,723	1,608	949	1,741	1,545	1,009
Ratio		1.13%	1.11%	0.69%	1.14%	1.06%	0.73%
Branded cards	103.0	837	754	420	834	740	428
Ratio		0.81%	0.78%	0.46%	0.81%	0.76%	0.47%
Retail services	50.0	886	854	529	907	805	581
Ratio		1.77%	1.76%	1.16%	1.81%	1.66%	1.27%
Retail banking(3)	41.5	159	164	179	233	180	192
Ratio		0.39%	0.42%	0.52%	0.57%	0.47%	0.55%
Global Wealth delinquency-managed loans(5)	$102.1	$159	$210	$255	$239	$262	$234
Ratio		0.16%	0.21%	0.27%	0.23%	0.26%	0.25%
Global Wealth classifiably managed loans(6)	$48.4	N/A	N/A	N/A	N/A	N/A	N/A
Legacy Franchises
Total	$29.6	$413	$393	$393	$359	$338	$293
Ratio		1.40%	1.36%	1.16%	1.22%	1.17%	0.87%
Asia Consumer(7)(8)	9.1	50	55	51	60	65	70
Ratio		0.55%	0.55%	0.29%	0.66%	0.65%	0.40%
Mexico Consumer	17.8	243	202	174	228	205	159
Ratio		1.37%	1.24%	1.29%	1.28%	1.26%	1.18%
Legacy Holdings Assets (consumer)(9)	2.7	120	136	168	71	68	64
Ratio		4.80%	5.44%	5.60%	2.84%	2.72%	2.13%
Total Citigroup consumer	$374.6	$2,454	$2,375	$1,776	$2,572	$2,325	$1,728
Ratio		0.75%	0.76%	0.59%	0.79%	0.74%	0.58%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $73 million ($0.5 billion), $80 million ($0.6 billion) and $119 million ($0.7 billion) at June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $68 million, $57 million and $72 million at June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and therefore delinquency metrics are excluded from this table. As of June 30, 2023, March 31, 2023 and June 30, 2022, 97%, 93% and 94% of Global Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Global Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
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
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $77 million ($0.2 billion), $81 million ($0.3 billion) and $84 million ($0.2 billion) at June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $31 million, $30 million and $27 million at June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q23	2Q23	1Q23	2Q22
Personal Banking and Wealth Management(2)
Total	$338.7	$1,241	$1,094	$699
Ratio		1.47%	1.33%	0.88%
U.S. Personal Banking
Total	$189.1	$1,218	$1,074	$679
Ratio		2.58%	2.37%	1.63%
Cards
Total	148.8	1,159	1,012	619
Ratio		3.12%	2.82%	1.87%
Branded cards	99.8	614	521	329
Ratio		2.47%	2.18%	1.50%
Retail services	49.0	545	491	290
Ratio		4.46%	4.08%	2.60%
Retail banking	40.3	59	62	60
Ratio		0.59%	0.66%	0.70%
Global Wealth	$149.6	$23	$20	$20
Ratio		0.06%	0.05%	0.05%
Legacy Franchises
Total	$29.1	$188	$186	$128
Ratio		2.59%	2.47%	1.45%
Asia Consumer(3)(4)	9.5	41	44	35
Ratio		1.73%	1.47%	0.77%
Mexico Consumer	16.8	153	148	105
Ratio		3.65%	3.87%	3.12%
Legacy Holdings Assets (consumer)	2.8	(6)	(6)	(12)
Ratio		(0.86)%	(0.84)%	(1.34)%
Total Citigroup	$367.8	$1,429	$1,280	$827
Ratio		1.56%	1.43%	0.94%
(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia Consumer includes NCLs and average loans in certain EMEA countries (Russia and Poland) for all periods presented.
(4)Approximately $8 million, $11 million and $50 million in NCLs relating to certain Asia Consumer businesses classified as held-for-sale in Other assets and Other liabilities on the Consolidated Balance Sheet were recorded as a reduction in revenue (Other revenue) in 2Q23, 1Q23 and 2Q22, respectively. Accordingly, these NCLs are not included in this table. See Note 2 for additional information regarding businesses held-for-sale.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2023	2023	2022	2022	2022
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$102,680	$98,790	$96,039	$93,381	$88,662
Home equity loans(2)	4,000	4,244	4,580	4,794	5,074
Credit cards	152,951	145,543	150,643	140,404	137,412
Personal, small business and other	37,161	37,812	37,752	40,110	39,436
Total	$296,792	$286,389	$289,014	$278,689	$270,584
In offices outside North America(1)
Residential mortgages(2)	$27,090	$26,913	$28,114	$27,281	$28,129
Credit cards	13,714	13,033	12,955	11,764	11,858
Personal, small business and other	36,995	37,361	37,984	39,849	45,034
Total	$77,799	$77,307	$79,053	$78,894	$85,021
Consumer loans, net of unearned income(3)	$374,591	$363,696	$368,067	$357,583	$355,605
Corporate loans
In North America offices(1)
Commercial and industrial	$59,790	$59,790	$56,176	$52,990	$55,823
Financial institutions	36,268	38,524	43,399	43,667	46,088
Mortgage and real estate(2)	17,495	18,562	17,829	17,762	17,359
Installment and other	22,153	23,578	23,767	21,222	20,466
Lease financing	224	299	308	383	379
Total	$135,930	$140,753	$141,479	$136,024	$140,115
In offices outside North America(1)
Commercial and industrial	$95,836	$92,803	$93,967	$100,570	$108,274
Financial institutions	21,701	22,272	21,931	23,604	24,654
Mortgage and real estate(2)	6,076	4,975	4,179	4,005	4,455
Installment and other	23,395	24,800	23,347	19,653	19,862
Lease financing	49	49	46	48	53
Governments and official institutions	3,034	2,647	4,205	4,473	4,315
Total	$150,091	$147,546	$147,675	$152,353	$161,613
Corporate loans, net of unearned income(4)	$286,021	$288,299	$289,154	$288,377	$301,728
Total loans—net of unearned income	$660,612	$651,995	$657,221	$645,960	$657,333
Allowance for credit losses on loans (ACLL)	(17,496)	(17,169)	(16,974)	(16,309)	(15,952)
Total loans—net of unearned income and ACLL	$643,116	$634,826	$640,247	$629,651	$641,381
ACLL as a percentage of total loans— net of unearned income(5)	2.67%	2.65%	2.60%	2.54%	2.44%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.97%	3.96%	3.84%	3.74%	3.65%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.94%	0.98%	1.01%	1.04%	1.00%

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
(3)Consumer loans are net of unearned income of $769 million, $748 million, $712 million, $671 million and $631 million at June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of $(795) million, $(801) million, $(797) million, $(750) million and $(759) million at June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2023	2023	2022	2022	2022
Allowance for credit losses on loans (ACLL) at beginning of period	$17,169	$16,974	$16,309	$15,952	$15,393
Adjustment to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	$—	$(352)	$—	$—	$—
Adjusted ACLL at beginning of period	$17,169	$16,622	$16,309	$15,952	$15,393
Provision for credit losses on loans (PCLL)
Consumer	$1,838	$1,800	$1,779	$1,281	$1,440
Corporate	(77)	(63)	(6)	47	(56)
Total	$1,761	$1,737	$1,773	$1,328	$1,384
Gross credit losses on loans
Consumer
In U.S. offices	$1,513	$1,329	$1,117	$946	$934
In offices outside the U.S.	280	266	220	248	221
Corporate
In U.S. offices	26	16	51	8	21
In offices outside the U.S.	60	23	79	35	36
Total	$1,879	$1,634	$1,467	$1,237	$1,212
Gross recoveries on loans
Consumer
In U.S. offices	$301	$262	$235	$252	$265
In offices outside the U.S.	63	53	40	61	63
Corporate
In U.S. offices	7	10	1	34	2
In offices outside the U.S.	4	7	11	3	32
Total	$375	$332	$287	$350	$362
Net credit losses on loans (NCLs)
In U.S. offices	$1,231	$1,073	$932	$668	$688
In offices outside the U.S.	273	229	248	219	162
Total	$1,504	$1,302	$1,180	$887	$850
Other—net(2)(3)(4)(5)(6)(7)	$70	$112	$72	$(84)	$25
Allowance for credit losses on loans (ACLL) at end of period	$17,496	$17,169	$16,974	$16,309	$15,952
ACLL as a percentage of EOP loans(8)	2.67%	2.65%	2.60%	2.54%	2.44%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)	$1,862	$1,959	$2,151	$2,089	$2,193
Total ACLL and ACLUC	$19,358	$19,128	$19,125	$18,398	$18,145
Net consumer credit losses on loans	$1,429	$1,280	$1,062	$881	$827
As a percentage of average consumer loans	1.56%	1.43%	1.17%	0.98%	0.94%
Net corporate credit losses on loans	$75	$22	$118	$6	$23
As a percentage of average corporate loans	0.11%	0.03%	0.16%	0.01%	0.03%
ACLL by type at end of period(10)
Consumer	$14,866	$14,389	$14,119	$13,361	$12,983
Corporate	2,630	2,780	2,855	2,948	2,969
Total	$17,496	$17,169	$16,974	$16,309	$15,952
(1)On January 1, 2023, Citi adopted Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): TDRs and Vintage Disclosures. The ASU eliminated the accounting and disclosure requirements for TDRs, including the requirement to measure the ACLL for TDRs using a discounted cash flow (DCF) approach. On January 1, 2023, Citi recorded a $352 million decrease in the Allowance for loan losses, along with a $290 million after-tax increase to Retained earnings.
(2)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(3)The second quarter of 2023 includes an increase of approximately $70 million related to FX translation.
(4)The first quarter of 2023 includes an increase of approximately $112 million related to FX translation.

(5)The fourth quarter of 2022 includes an increase of approximately $72 million related to FX translation.
(6)The third quarter of 2022 includes a decrease of approximately $84 million related to FX translation.
(7)The second quarter of 2022 includes an increase of approximately $25 million related to FX translation.
(8)June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022 exclude $5.8 billion, $5.1 billion, $5.4 billion, $3.9 billion and $4.5 billion, respectively, of loans that are carried at fair value.
(9)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(10)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$12.0	$153.0	7.9%
North America mortgages(3)	0.4	106.5	0.4
North America other(3)	0.6	37.2	1.5
International cards	0.9	13.7	6.7
International other(3)	1.0	63.9	1.5
Total(1)	$14.9	$374.3	4.0%
Corporate
Commercial and industrial	$1.7	$152.6	1.1%
Financial institutions	0.3	57.6	0.5
Mortgage and real estate	0.5	23.5	2.1
Installment and other	0.1	46.8	0.2
Total(1)	$2.6	$280.5	0.9%
Loans at fair value(1)	N/A	$5.8	N/A
Total Citigroup	$17.5	$660.6	2.7%

	December 31, 2022
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$11.4	$150.6	7.6%
North America mortgages(3)	0.5	100.4	0.5
North America other(3)	0.6	37.8	1.6
International cards	0.8	13.0	6.2
International other(3)	0.8	66.0	1.2
Total(1)	$14.1	$367.8	3.8%
Corporate
Commercial and industrial	$1.9	$147.8	1.3%
Financial institutions	0.4	64.9	0.6
Mortgage and real estate	0.4	21.9	1.8
Installment and other	0.2	49.4	0.4
Total(1)	$2.9	$284.0	1.0%
Loans at fair value(1)	N/A	$5.4	N/A
Total Citigroup	$17.0	$657.2	2.6%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded cards and Retail services. As of June 30, 2023, the $12.0 billion of ACLL represented approximately 31 months of coincident net credit loss coverage (based on 2Q23 NCLs). As of June 30, 2023, Branded cards ACLL as a percentage of EOP loans was 6.3% and Retail services ACLL as a percentage of EOP loans was 11.2%. As of December 31, 2022, the $11.4 billion of ACLL represented approximately 43 months of coincident net credit loss coverage (based on 4Q22 NCLs). As of December 31, 2022, Branded cards ACLL as a percentage of EOP loans was 6.2% and Retail services ACLL as a percentage of EOP loans was 10.3%.
(3)Includes residential mortgages, retail loans and personal, small business and other loans, including those extended through the Private bank network.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	June 30, 2023
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$58,248	$566	1.0%
Technology, media and telecom	28,948	321	1.1
Consumer retail	34,327	299	0.9
Real estate(2)	48,142	572	1.2
Commercial	35,155	507	1.4
Residential	12,987	65	0.5
Banks and finance companies	43,277	219	0.5
Power, chemicals, metals and mining	19,869	228	1.1
Energy and commodities	12,799	175	1.4
Health	9,560	75	0.8
Insurance	4,101	15	0.4
Asset managers and funds	6,384	33	0.5
Public sector	10,849	57	0.5
Financial markets infrastructure	141	1	0.7
Securities firms	292	14	4.8
Other industries	2,914	48	1.6
Total classifiably managed loans(3)	$279,851	$2,623	0.9%
Loans managed on a delinquency basis(4)	$641	$7	1.1%
Total	$280,492	$2,630	0.9%

(1)    Funded exposure excludes loans carried at fair value of $5.5 billion that are not subject to ACLL under the CECL standard.
(2)    As of June 30, 2023, the portion of the ACLL attributed to the total funded CRE exposure (including the Private bank) was approximately 1.2%.
(3)    As of June 30, 2023, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 2.7% of funded non-investment-grade exposure.
(4)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans at June 30, 2023.

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
(3)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans at December 31, 2022.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2023	2023	2022	2022	2022
Corporate non-accrual loans by region(1)(2)(3)
North America	$358	$285	$138	$276	$304
EMEA	350	383	502	598	712
Latin America	428	462	429	555	563
Asia	125	83	53	56	76
Total	$1,261	$1,213	$1,122	$1,485	$1,655
Corporate non-accrual loans(1)(2)(3)
Banking	$931	$868	$767	$1,085	$1,015
Services	123	133	153	185	353
Markets	1	3	3	—	11
Mexico SBMM	206	209	199	215	276
Total	$1,261	$1,213	$1,122	$1,485	$1,655
Consumer non-accrual loans(1)
U.S. Personal Banking and Global Wealth	$536	$608	$541	$585	$536
Asia Consumer(4)	24	29	30	30	34
Mexico Consumer	498	480	457	486	493
Legacy Holdings Assets—Consumer	263	278	289	300	317
Total	$1,321	$1,395	$1,317	$1,401	$1,380
Total non-accrual loans	$2,582	$2,608	$2,439	$2,886	$3,035

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
(2)Approximately 51%, 61%, 50%, 68% and 52% of Citi’s corporate non-accrual loans were performing at June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively.
(3)The June 30, 2023 total corporate non-accrual loans represented 0.44% of total corporate loans.
(4)    Asia Consumer includes balances in certain EMEA countries for all periods presented.

Modified Loans
On January 1, 2023, Citi adopted ASU 2022-02, which eliminated the accounting and disclosure requirements for TDRs (see Note 1 for additional information). See Note 13 for information on loan modifications during the six months ended June 30, 2023.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,213	$1,395	$2,608	$1,866	$1,517	$3,383
Additions	289	339	628	721	344	1,065
Sales and transfers to HFS	—	(8)	(8)	(5)	(36)	(41)
Returned to performing	(14)	(128)	(142)	(120)	(77)	(197)
Paydowns/settlements	(151)	(99)	(250)	(746)	(199)	(945)
Charge-offs	(74)	(196)	(270)	(56)	(140)	(196)
Other	(2)	18	16	(5)	(29)	(34)
Ending balance	$1,261	$1,321	$2,582	$1,655	$1,380	$3,035
	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,122	$1,317	$2,439	$1,553	$1,826	$3,379
Additions	689	781	1,470	1,541	643	2,184
Sales and transfers to HFS	(25)	(14)	(39)	(6)	(224)	(230)
Returned to performing	(89)	(176)	(265)	(253)	(256)	(509)
Paydowns/settlements	(320)	(235)	(555)	(1,069)	(295)	(1,364)
Charge-offs	(106)	(388)	(494)	(105)	(295)	(400)
Other	(10)	36	26	(6)	(19)	(25)
Ending balance	$1,261	$1,321	$2,582	$1,655	$1,380	$3,035

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2023	2023	2022	2022	2022
OREO
North America	$17	$15	$10	$9	$7
EMEA	—	—	—	—	—
Latin America	13	5	4	5	5
Asia	1	1	1	2	1
Total OREO	$31	$21	$15	$16	$13
Non-accrual assets
Corporate non-accrual loans	$1,261	$1,213	$1,122	$1,485	$1,655
Consumer non-accrual loans	1,321	1,395	1,317	1,401	1,380
Non-accrual loans (NAL)	$2,582	$2,608	$2,439	$2,886	$3,035
OREO	$31	$21	$15	$16	$13
Non-accrual assets (NAA)	$2,613	$2,629	$2,454	$2,902	$3,048
NAL as a percentage of total loans	0.39%	0.40%	0.37%	0.45%	0.46%
NAA as a percentage of total assets	0.11	0.11	0.10	0.12	0.13
ACLL as a percentage of NAL(1)	678	658	696	565	526
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Available cash	$254.3	$267.1	$188.1	$4.9	$3.9	$1.7	$259.2	$271.0	$189.8
U.S. sovereign	120.3	111.9	149.4	74.7	77.9	55.4	195.0	189.8	204.8
U.S. agency/agency MBS	45.1	42.5	54.4	3.8	3.9	4.6	48.9	46.4	59.0
Foreign government debt(1)	60.9	54.9	60.4	19.1	20.6	13.9	80.0	75.5	74.3
Other investment grade	0.5	1.3	2.0	0.2	0.3	1.3	0.7	1.6	3.3
Total HQLA (AVG)	$481.1	$477.7	$454.3	$102.7	$106.6	$76.9	$583.8	$584.3	$531.2

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, India and Singapore.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s total average HQLA as of the second quarter of 2023 remained largely unchanged sequentially.
As of June 30, 2023, Citigroup had approximately $993 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($591 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($212 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($190 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
HQLA	$583.8	$584.3	$531.2
Net outflows	491.9	488.2	460.2
LCR	119%	120%	115%
HQLA in excess of net outflows	$91.9	$96.1	$71.0

Note: The amounts are presented on an average basis.

As of June 30, 2023, Citigroup’s average LCR decreased, from the quarter ended March 31, 2023. The decrease was primarily driven by the reduction in unsecured long-term debt.
In addition, considering Citi’s total available liquidity resources at quarter end of $993 billion, Citi maintained approximately $501 billion of excess liquidity above the stressed average net outflow of approximately $492 billion, shown in the LCR table above.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, the U.S. banking agencies adopted a rule to assess the availability of a bank’s stable funding against a required level.
The rule became effective beginning July 1, 2021, while public disclosure of the ratio is required to occur on a semiannual basis beginning as of June 30, 2023. Citi was in compliance with the rule as of June 30, 2023.

Select Balance Sheet Items
This section provides details of select liquidity-related liabilities reported on Citigroup’s Consolidated Balance Sheet on an average and end-of-period basis.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. At June 30, 2023, Citi’s EOP cash and Investment securities comprised approximately 33% of Citigroup’s total assets:

In billions of dollars	2Q23	1Q23	2Q22
Cash and due from banks	$28	$28	$44
Deposits with banks	310	326	227
Investment securities	508	516	520
Total Citigroup cash and Investment securities (AVG)	$846	$870	$791
Total Citigroup cash and Investment securities (EOP)	$804	$842	$798

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	2Q23	1Q23	2Q22
Personal Banking and Wealth Management
U.S. Personal Banking	$113	$111	$116
Global Wealth	318	323	319
Total	$431	$434	$435
Institutional Clients Group
TTS	$688	$704	$672
Securities services	125	125	137
Markets and Banking	24	24	21
Total	$837	$853	$830
Legacy Franchises(1)	$51	$50	$51
Corporate/Other	$19	$26	$7
Total Citigroup deposits (AVG)	$1,338	$1,363	$1,323
Total Citigroup deposits (EOP)	$1,320	$1,330	$1,322
(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.
Citi’s deposit base is spread across a diversified set of countries, industries, clients and currencies.
On an average basis, deposits increased 1% year-over-year and were down 2% sequentially. The year-over-year increase primarily reflected an increase in Corporate/Other and ICG, partially offset by a decline in PBWM. Corporate/Other average deposits increased $12 billion year-over-year, primarily driven by the issuance of institutional certificates of deposit. ICG average deposits increased 1% year-over-year, driven by TTS. PBWM average deposits decreased 1% year-over-year, largely reflecting the reallocation of deposits to higher-yielding investments. Legacy Franchises average deposits were largely unchanged year-over-year. The quarter-over-quarter decrease was largely driven by TTS, reflecting some non-operational outflows as expected in light of quantitative tightening, and Corporate/Other. Despite this decline, TTS had strong growth in operating accounts as the business continued to attract new clients and deepen existing relationships.
End-of-period deposits were largely unchanged year-over-year, as an increase in institutional certificates of deposit in Corporate/Other was offset by a decrease in ICG, driven by Securities services. End-of-period deposits decreased 1% sequentially, reflecting seasonal activity in TTS and Global Wealth.
The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $818 billion), and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, nearly 80% of TTS deposits are from clients that have a greater than 15-year relationship with Citi. Over the past year, TTS deposits grew at a faster rate than total Citi deposits on both an average and end-of-period basis. Citi also has a strong consumer and wealth deposit base, with $427 billion of U.S. Retail banking and Global Wealth deposits as of end-of-period, which are diversified across the Private bank, Citigold, Retail banking and Wealth at Work. As of year-end 2022, approximately 75% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 50% of Private bank ultra-high-net-worth clients have been with Citi for more than 10 years. U.S. Personal Banking deposits are spread across six core urban centers.

Long-Term Debt

Weighted Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Unsecured debt	7.7	7.5	8.0
Non-bank benchmark debt	7.3	7.2	7.5
TLAC-eligible debt	8.9	8.8	9.1

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the WAM is calculated based on the earliest date an option becomes exercisable.

Long-Term Debt Outstanding
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
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Non-bank(1)
Benchmark debt:
Senior debt	$111.1	$117.1	$120.3
Subordinated debt	24.5	22.7	24.0
Trust preferred	1.6	1.6	1.6
Customer-related debt	110.3	109.7	84.9
Local country and other(2)	7.9	8.7	7.8
Total non-bank	$255.4	$259.8	$238.6
Bank
FHLB borrowings	$7.5	$7.3	$2.3
Securitizations(3)	5.5	6.6	9.5
Citibank benchmark senior debt	2.6	2.6	2.6
Local country and other(2)	3.5	3.4	4.4
Total bank	$19.1	$19.9	$18.8
Total long-term debt	$274.5	$279.7	$257.4
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2023, non-bank included $92.4 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into
Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded cards receivables.

Citi’s total long-term debt outstanding increased 7% year-over-year, largely driven by the issuance of customer-related debt at the non-bank entities and increased FHLB borrowings at the bank. The increase was partially offset by the decline in senior benchmark debt at the non-bank entities, as well as lower securitizations at the bank. Sequentially, long-term debt outstanding decreased 2%, largely driven by a decline in senior benchmark debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2023, Citi redeemed or repurchased an aggregate of approximately $8.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q23		1Q23		2Q22
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$5.3	$—	$1.7	$—	$3.5	$6.0
Subordinated debt	1.3	3.2	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	12.5	10.6	9.0	14.1	5.0	21.8
Local country and other	0.9	0.6	0.4	1.5	0.3	0.4
Total non-bank	$20.0	$14.4	$11.1	$15.6	$8.8	$28.2
Bank
FHLB borrowings	$2.3	$2.5	$—	$—	$1.0	$2.3
Securitizations	1.1	—	1.0	—	—	—
Citibank benchmark senior debt	—	—	—	—	0.9	—
Local country and other	0.1	—	0.3	0.1	0.6	0.1
Total bank	$3.5	$2.5	$1.3	$0.1	$2.5	$2.4
Total	$23.5	$16.9	$12.4	$15.7	$11.3	$30.6

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2023, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2023:

	2Q23 YTD	Maturities
In billions of dollars		2023	2024	2025	2026	2027	2028	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$7.0	$3.2	$5.4	$11.9	$23.6	$6.9	$14.8	$45.3	$111.1
Subordinated debt	1.3	—	0.9	4.8	2.3	3.6	2.0	10.9	24.5
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	21.5	8.9	24.1	15.7	8.9	10.0	6.8	35.9	110.3
Local country and other	1.3	0.9	1.1	1.8	0.7	—	0.9	2.5	7.9
Total non-bank	$31.1	$13.0	$31.5	$34.2	$35.5	$20.5	$24.5	$96.2	$255.4
Bank
FHLB borrowings	$2.3	$2.0	$3.0	$2.5	$—	$—	$—	$—	$7.5
Securitizations	2.1	0.1	1.3	1.6	—	0.8	1.0	0.7	5.5
Citibank benchmark senior debt	—	—	2.6	—	—	—	—	—	2.6
Local country and other	0.4	0.5	1.0	0.2	0.3	—	0.3	1.2	3.5
Total bank	$4.8	$2.6	$7.9	$4.3	$0.3	$0.8	$1.3	$1.9	$19.1
Total long-term debt	$35.9	$15.6	$39.4	$38.5	$35.8	$21.3	$25.8	$98.1	$274.5

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
Secured funding of $260 billion as of June 30, 2023 increased 31% year-over-year and 1% sequentially, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended June 30, 2023, on an average basis, secured funding was $262 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $40 billion as of the second quarter of 2023 was largely unchanged both year-over-year and sequentially (see Note 17 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
The table below presents the ratings for Citigroup and Citibank as of June 30, 2023. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch, A2/P-1 at Moody’s Investors Service and A/A-1 at S&P Global Ratings as of June 30, 2023.

Ratings as of June 30, 2023

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2023, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.3 billion as of March 31, 2023. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2023, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.3 billion as of March 31, 2023. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of June 30, 2023, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.8 billion, compared to $0.6 billion as of March 31, 2023 (see also Note 21). As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of June 30, 2023, Citibank had liquidity commitments of approximately $10.9 billion to consolidated asset-backed commercial paper conduits, which was largely unchanged from March 31, 2023 (see Note 20 for additional information).
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
In addition to IRE, Citi analyzes economic value sensitivity (EVS) as a longer-term interest rate risk metric. EVS is a net present value (NPV)–based measure of the lifetime cash flows of Citi’s Banking Book. It estimates the interest rate sensitivity of the Banking Book’s economic value from longer-term assets being potentially funded with shorter-term liabilities, or vice versa. Citi manages EVS within risk limits approved by Citigroup’s Board of Directors that are aligned with Citi’s interest rate risk appetite.

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

In millions of dollars, except as otherwise noted	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(55)	$304	$605
All other currencies	1,468	1,361	2,185
Total	$1,413	$1,665	$2,790
As a percentage of average interest-earning assets	0.06%	0.07%	0.11%
Estimated initial negative impact to AOCI (after-tax)(3)	$(1,416)	$(1,557)	$(2,522)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario	(12)	(11)	(10)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)IRE as of June 30, 2022 does not reflect certain IRE methodology enhancements that were subsequently implemented in September 2022, most notably the Banking Book revisions to the treatment of certain business activities.
(3)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The “All other currencies” of $1,468 million as of June 30, 2023 in the table above includes the impact from the following top six non-U.S. dollar currencies, which represents nearly 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion from British pound sterling, and approximately $0.1 billion each from Japanese yen, Singapore dollar, Taiwan dollar, Indian rupee and Swiss franc. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of the second quarter of 2023 decreased quarter-over-quarter and year-over-year, primarily due to changes in deposit composition and levels, partially offset by hedging actions. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.4 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately six months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income, AOCI and CET1 Capital ratio (on a fully implemented basis) under six different scenarios of changes in interest rates for the U.S. dollar and all other currencies in which Citi has invested capital as of June 30, 2023. The interest rate scenarios are also impacted by convexity related to mortgage products.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	100	100	—	—	(100)	(100)
10-year rate change (bps)	100	—	100	(100)	—	(100)
Interest rate exposure
U.S. dollar	$(55)	$(95)	$38	$(67)	$(10)	$(93)
All other currencies(1)	1,468	1,262	210	(190)	(1,152)	(1,348)
Total	$1,413	$1,167	$248	$(257)	$(1,162)	$(1,441)
Estimated initial impact to AOCI (after-tax)(2)	$(1,416)	$(1,242)	$(191)	$90	$1,237	$1,353
Estimated initial impact to CET1 Capital ratio (bps) from AOCI scenario	(12)	(8)	(4)	3	8	12

Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated. The interest rate exposure in the table above assumes no change in deposit size or mix from the baseline forecast included in the different interest scenarios presented. As a result, in higher interest rate scenarios, customer activity resulting in a shift from non-interest-bearing and low interest rate deposit products to higher-yielding deposits would reduce the expected benefit to net interest income. Conversely, in lower interest rate scenarios, customer activity resulting in a shift from higher-yielding deposits to non-interest-bearing and low interest rate deposit products would reduce the expected decrease to net interest income.
(1)Scenario 1 includes the impact from the following top six non-U.S. dollar currencies, which represents nearly 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion from British pound sterling, and approximately $0.1 million each from Japanese yen, Singapore dollar, Taiwan dollar, Indian rupee and Swiss franc. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, the estimated impact to Citi’s net interest income is larger under Scenario 2 than Scenario 3, as Citi’s Banking Book has relatively higher interest rate exposure to the short end of the yield curve. For non-U.S. dollar currencies, exposure to downward rate shocks is smaller in magnitude as a result of Citi’s flooring assumption, given low rate levels for certain non-U.S. dollar currencies.
The magnitude of the impact to AOCI is greater under Scenario 2 compared to Scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter- and intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2023, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 0.96%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Change in FX spot rate(1)	(0.2)%	1.5%	(4.9)%
Change in TCE due to FX translation, net of hedges	$(98)	$636	$(1,335)
As a percentage of TCE	(0.1)%	0.4%	(0.9)%
Estimated impact to CET1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	—	1	5

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2023		2023		2022		2Q23 vs. 2Q22
Interest revenue(1)	$32,660		$29,439		$15,674		108%
Interest expense(2)	18,747		16,047		3,666		411
Net interest income, taxable equivalent basis(1)	$13,913		$13,392		$12,008		16%
Interest revenue—average rate(3)	5.82%		5.30%		2.92%		290	bps
Interest expense—average rate	4.15		3.59		0.85		330	bps
Net interest margin(3)(4)	2.48		2.41		2.24		24	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.26%		4.34%		2.72%		154	bps
10-year U.S. Treasury note—average rate	3.60		3.65		2.93		67	bps
10-year vs. two-year spread	(66)	bps	(69)	bps	21	bps

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $13 million, $44 million and $44 million for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2023	2023	2022	2Q23 vs. 2Q22
Net interest income—taxable equivalent basis(1) per above	$13,913	$13,392	$12,008	16%
ICG Markets net interest income—taxable equivalent basis(1)	1,983	1,471	1,358	46
Non-ICG Markets net interest income—taxable equivalent basis(1)	$11,930	$11,921	$10,650	12%

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income in the second quarter of 2023 increased 16% to $13.9 billion versus the prior-year period. As presented in the table above, Citi’s net interest income on a taxable equivalent basis also increased 16% year-over-year, or $1.9 billion. The increase was driven by higher net interest income in non-ICG Markets, which increased 12%, and ICG Markets, which increased 46%. The increase in net interest income in non-ICG Markets primarily reflected higher interest rates, growth in U.S. cards interest-earning balances and higher income from Citi’s investment portfolio, partially offset by the reduction from the exited markets and continued wind-downs in Legacy Franchises. The increase in ICG Markets net interest income was primarily driven by higher interest rates as well as a change in the mix of trading positions in support of client activity.
Citi’s net interest margin was 2.48% on a taxable equivalent basis in the second quarter of 2023, an increase of 7 basis points from the prior quarter, primarily driven by the benefits of dividend seasonality in ICG Markets and higher interest rates, partially offset by a mix shift to higher cost deposits.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2023	2023	2022	2023	2023	2022	2023	2023	2022
Deposits with banks(4)	$310,047	$328,141	$227,377	$3,049	$3,031	$658	3.94%	3.75%	1.16%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$182,676	$186,573	$190,065	$3,227	$2,840	$458	7.09%	6.17%	0.97%
In offices outside the U.S.(4)	183,028	181,476	159,455	3,027	2,334	347	6.63	5.22	0.87
Total	$365,704	$368,049	$349,520	$6,254	$5,174	$805	6.86%	5.70%	0.92%
Trading account assets(6)(7)
In U.S. offices	$180,214	$164,217	$139,087	$2,071	$1,773	$632	4.61%	4.38%	1.82%
In offices outside the U.S.(4)	149,015	134,607	136,850	1,681	975	1,030	4.52	2.94	3.02
Total	$329,229	$298,824	$275,937	$3,752	$2,748	$1,662	4.57%	3.73%	2.42%
Investments
In U.S. offices
Taxable	$337,957	$344,776	$357,249	$2,238	$2,149	$1,132	2.66%	2.53%	1.27%
Exempt from U.S. income tax	11,577	11,608	11,898	108	116	108	3.74	4.05	3.64
In offices outside the U.S.(4)	158,415	160,140	150,435	2,110	1,894	1,147	5.34	4.80	3.06
Total	$507,949	$516,524	$519,582	$4,456	$4,159	$2,387	3.52%	3.27%	1.84%
Consumer loans(8)
In U.S. offices	$289,122	$283,493	$264,240	$7,294	$7,051	$5,348	10.12%	10.09%	8.12%
In offices outside the U.S.(4)	78,730	80,176	88,291	1,668	1,573	1,253	8.50	7.96	5.69
Total	$367,852	$363,669	$352,531	$8,962	$8,624	$6,601	9.77%	9.62%	7.51%
Corporate loans(8)
In U.S. offices	$135,716	$137,733	$142,180	$1,791	$1,736	$1,285	5.29%	5.11%	3.63%
In offices outside the U.S.(4)	150,023	152,335	162,776	3,311	2,951	1,632	8.85	7.86	4.02
Total	$285,739	$290,068	$304,956	$5,102	$4,687	$2,917	7.16%	6.55%	3.84%
Total loans(8)
In U.S. offices	$424,838	$421,226	$406,420	$9,085	$8,787	$6,633	8.58%	8.46%	6.55%
In offices outside the U.S.(4)	228,753	232,511	251,067	4,979	4,524	2,885	8.73	7.89	4.61
Total	$653,591	$653,737	$657,487	$14,064	$13,311	$9,518	8.63%	8.26%	5.81%
Other interest-earning assets(9)	$85,083	$87,758	$121,629	$1,085	$1,016	$644	5.11%	4.70%	2.12%
Total interest-earning assets	$2,251,603	$2,253,033	$2,151,532	$32,660	$29,439	$15,674	5.82%	5.30%	2.92%
Non-interest-earning assets(6)	$214,011	$209,211	$228,521
Total assets	$2,465,614	$2,462,244	$2,380,053

Six Months—Assets	Average balance		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2023	2022	2023	2022	2023	2022
Deposits with banks(4)	$319,094	$243,957	$6,080	$954	3.84%	0.79%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$184,624	$184,030	$6,067	$567	6.63%	0.62%
In offices outside the U.S.(4)	182,252	162,548	5,361	632	5.93	0.78
Total	$366,876	$346,578	$11,428	$1,199	6.28%	0.70%
Trading account assets(6)(7)
In U.S. offices	$172,215	$137,972	$3,844	$1,224	4.50%	1.79%
In offices outside the U.S.(4)	141,811	135,227	2,656	1,586	3.78	2.37
Total	$314,026	$273,199	$6,500	$2,810	4.17%	2.07%
Investments
In U.S. offices
Taxable	$341,366	$355,577	$4,387	$2,153	2.59%	1.22%
Exempt from U.S. income tax	11,593	11,755	224	203	3.90	3.48
In offices outside the U.S.(4)	159,278	151,869	4,004	2,098	5.07	2.79
Total	$512,237	$519,201	$8,615	$4,454	3.39%	1.73%
Consumer loans(8)
In U.S. offices	$286,307	$260,748	$14,345	$10,393	10.10%	8.04%
In offices outside the U.S.(4)	79,453	91,632	3,241	2,470	8.23	5.44
Total	$365,760	$352,380	$17,586	$12,863	9.70%	7.36%
Corporate loans(8)
In U.S. offices	$136,725	$139,528	$3,527	$2,397	5.20%	3.46%
In offices outside the U.S.(4)	151,179	161,123	6,262	2,997	8.35	3.75
Total	$287,904	$300,651	$9,789	$5,394	6.86%	3.62%
Total loans(8)
In U.S. offices	$423,032	$400,276	$17,872	$12,790	8.52%	6.44%
In offices outside the U.S.(4)	230,632	252,755	9,503	5,467	8.31	4.36
Total	$653,664	$653,031	$27,375	$18,257	8.45%	5.64%
Other interest-earning assets(9)	$86,421	$120,722	$2,101	$1,193	4.90%	1.99%
Total interest-earning assets	$2,252,318	$2,156,688	$62,099	$28,867	5.56%	2.70%
Non-interest-earning assets(6)	$211,611	$220,359
Total assets	$2,463,929	$2,377,047

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $13 million, $44 million and $44 million for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, respectively, and $57 million and $86 million for the six months ended June 30, 2023 and 2022, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2023	2023	2022	2023	2023	2022	2023	2023	2022
Deposits
In U.S. offices(4)	$595,476	$603,997	$554,182	$4,983	$4,432	$545	3.36%	2.98%	0.39%
In offices outside the U.S.(5)	536,735	543,179	513,820	3,744	3,276	875	2.80	2.45	0.68
Total	$1,132,211	$1,147,176	$1,068,002	$8,727	$7,708	$1,420	3.09%	2.72%	0.53%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$170,226	$131,235	$112,011	$3,084	$2,232	$391	7.27%	6.90%	1.40%
In offices outside the U.S.(5)	91,921	92,473	96,388	1,869	1,334	264	8.16	5.85	1.10
Total	$262,147	$223,708	$208,399	$4,953	$3,566	$655	7.58%	6.46%	1.26%
Trading account liabilities(7)(8)
In U.S. offices	$50,429	$52,236	$52,714	$479	$412	$24	3.81%	3.20%	0.18%
In offices outside the U.S.(5)	77,925	77,125	72,096	391	375	113	2.01	1.97	0.63
Total	$128,354	$129,361	$124,810	$870	$787	$137	2.72%	2.47%	0.44%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$86,990	$96,092	$94,028	$1,608	$1,482	$217	7.41%	6.25%	0.93%
In offices outside the U.S.(5)	39,744	47,930	60,211	169	167	51	1.71	1.41	0.34
Total	$126,734	$144,022	$154,239	$1,777	$1,649	$268	5.62%	4.64%	0.70%
Long-term debt(10)
In U.S. offices	$159,803	$167,852	$164,832	$2,367	$2,285	$1,143	5.94%	5.52%	2.78%
In offices outside the U.S.(5)	2,524	2,681	3,892	53	52	43	8.42	7.87	4.43
Total	$162,327	$170,533	$168,724	$2,420	$2,337	$1,186	5.98%	5.56%	2.82%
Total interest-bearing liabilities	$1,811,773	$1,814,800	$1,724,174	$18,747	$16,047	$3,666	4.15%	3.59%	0.85%
Demand deposits in U.S. offices	$113,639	$120,670	$143,426
Other non-interest-bearing liabilities(7)	331,119	322,464	313,926
Total liabilities	$2,256,531	$2,257,934	$2,181,526
Citigroup stockholders’ equity	$208,459	$203,727	$197,976
Noncontrolling interests	624	583	551
Total equity	$209,083	$204,310	$198,527
Total liabilities and stockholders’ equity	$2,465,614	$2,462,244	$2,380,053
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,336,146	$1,340,929	$1,247,713	$6,961	$7,455	$7,070	2.09%	2.25%	2.27%
In offices outside the U.S.(6)	915,457	912,104	903,819	6,952	5,937	4,938	3.05	2.64	2.19
Total	$2,251,603	$2,253,033	$2,151,532	$13,913	$13,392	$12,008	2.48%	2.41%	2.24%

Six Months—Liabilities	Average balance		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2023	2022	2023	2022	2023	2022
Deposits
In U.S. offices(4)	$599,736	$557,100	$9,415	$782	3.17%	0.28%
In offices outside the U.S.(5)	539,957	516,954	7,020	1,509	2.62	0.59
Total	$1,139,693	$1,074,054	$16,435	$2,291	2.91%	0.43%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$150,731	$114,902	$5,316	$552	7.11%	0.97%
In offices outside the U.S.(5)	92,197	94,348	3,203	385	7.01	0.82
Total	$242,928	$209,250	$8,519	$937	7.07%	0.90%
Trading account liabilities(7)(8)
In U.S. offices	$51,333	$50,653	$891	$60	3.50%	0.24%
In offices outside the U.S.(5)	77,525	68,908	766	224	1.99	0.66
Total	$128,858	$119,561	$1,657	$284	2.59%	0.48%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$91,541	$86,345	$3,090	$230	6.81%	0.54%
In offices outside the U.S.(5)	43,837	60,205	336	93	1.55	0.31
Total	$135,378	$146,550	$3,426	$323	5.10%	0.44%
Long-term debt(10)
In U.S. offices	$163,827	$165,903	$4,652	$2,032	5.73%	2.47%
In offices outside the U.S.(5)	2,603	3,923	105	79	8.13	4.06
Total	$166,430	$169,826	$4,757	$2,111	5.76%	2.51%
Total interest-bearing liabilities	$1,813,287	$1,719,241	$34,794	$5,946	3.87%	0.70%
Demand deposits in U.S. offices	$117,155	$136,388
Other non-interest-bearing liabilities(7)	326,946	321,748
Total liabilities	$2,257,388	$2,177,377
Citigroup stockholders’ equity	$205,937	$199,070
Noncontrolling interests	604	600
Total equity	$206,541	$199,670
Total liabilities and stockholders’ equity	$2,463,929	$2,377,047
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,338,537	$1,247,385	$14,416	$13,928	2.17%	2.25%
In offices outside the U.S.(6)	913,781	909,303	12,889	8,993	2.84	1.99
Total	$2,252,318	$2,156,688	$27,305	$22,921	2.44%	2.14%

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

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of June 30, 2023, Citi estimates that the conservative features of the VAR calibration contribute an approximate 48% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of March 31, 2023, the add-on was 65%.
As presented in the table below, Citi’s average trading VAR for the second quarter of 2023 decreased 3% quarter-over-quarter, primarily from inventory changes in ICG Markets businesses.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2023	2023 Average	March 31, 2023	2023 Average	June 30, 2022	2022 Average
Interest rate	$109	$129	$172	$131	$122	$94
Credit spread	63	69	80	76	69	70
Covariance adjustment(1)	(48)	(49)	(55)	(52)	(45)	(45)
Fully diversified interest rate and credit spread(2)	$124	$149	$197	$155	$146	$119
Foreign exchange	20	18	15	19	35	36
Equity	30	22	22	24	25	24
Commodity	29	37	43	36	38	45
Covariance adjustment(1)	(91)	(89)	(94)	(93)	(96)	(106)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$112	$137	$183	$141	$148	$118
Specific risk-only component(3)	$(15)	$(9)	$(4)	$(6)	$4	$(2)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$127	$146	$187	$147	$144	$120
Incremental impact of the credit portfolio(4)	$33	$11	$8	$20	$7	$17
Total trading and credit portfolio VAR	$145	$148	$191	$161	$155	$135

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2023		2023		2022
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$102	$186	$100	$172	$79	$123
Credit spread	57	83	67	88	65	78
Fully diversified interest rate and credit spread	$116	$211	$123	$197	$105	$147
Foreign exchange	12	24	12	23	32	40
Equity	15	32	3	39	17	40
Commodity	25	47	30	45	33	65
Total trading	$107	$192	$112	$183	$102	$148
Total trading and credit portfolio	118	200	125	198	119	155

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	June 30, 2023
Total—all market risk factors, including general and specific risk
Average—during quarter	$134
High—during quarter	184
Low—during quarter	104

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
As of June 30, 2023, there was one back-testing exception observed for Citi’s Regulatory VAR in the last 12 months.

OTHER RISKS
For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2022 Form 10-K.

LIBOR Transition Risk
The USD LIBOR bank panel ended on June 30, 2023. The overnight and 12-month USD LIBOR settings have now permanently ceased, and the Financial Conduct Authority is requiring ICE Benchmark Administration to continue publishing one-, three- and six-month USD LIBOR settings using a synthetic methodology, which is based on the relevant CME Term SOFR Reference Rate plus the respective ISDA fixed spread adjustment. These synthetic settings are permanently unrepresentative of the underlying markets they previously sought to measure and are expected to cease on September 30, 2024.
As of June 30, 2023, Citi has transitioned nearly all of its USD LIBOR-referencing contracts to SOFR plus a credit spread adjustment. Remediation was accomplished through a range of methods. With respect to derivatives, most bilateral contracts were remediated through adherence to the ISDA IBOR Fallbacks Protocols or bilateral amendments, and cleared contracts were remediated through conversions completed by central counterparty clearing houses. Most loan contracts were remediated through amendments that provided for either an immediate transition to SOFR or a transition on the first interest payment date immediately following June 30, 2023. With respect to securities, contracts governed by U.S. law transitioned to SOFR by operation of law pursuant to the Adjustable Interest Rate (LIBOR) Act or pursuant to Citi’s exercise of discretion as the determining person with the authority to select a replacement rate. Securities contracts not governed by U.S. law were primarily remediated through consent solicitations or Citi’s exercise of discretion as the determining person with the authority to select a replacement rate.
As of June 30, 2023, there were a de minimis number of unremediated USD LIBOR-referencing contracts. Most of these contracts relate to non-U.S.-law-governed securities and loans that will temporarily utilize synthetic LIBOR. Citi will continue to focus on remediating its remaining unremediated contracts.
For additional information about Citi’s actions to address a transition away from and discontinuance of LIBOR, see “Managing Global Risk—Other Risks—LIBOR Transition Risk” in Citi’s First Quarter of 2023 Form 10-Q and 2022 Form 10-K. For information about Citi’s LIBOR transition risks, see “Risk Factors—Other Risks” in the 2022 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2023. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 98% of Citi’s exposure to all countries as of June 30, 2023.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 41% of corporate loans presented in the table below are to U.K. domiciled entities (42% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 90% of the total U.K. funded loans and 90% of the total U.K. unfunded commitments were investment grade as of June 30, 2023.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans	PBWM loans(1)	Legacy Franchises loans	Loans transferred to HFS(7)	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q23	Total as of 1Q23	Total as of 2Q22	Total as a % of Citi as of 2Q23
United Kingdom	$33.7	$5.1	$—	$—	$1.6	$41.5	$13.2	$(4.6)	$2.9	$4.2	$97.6	$93.9	$95.3	5.6%
Mexico	9.3	0.1	25.9	—	0.3	8.6	3.3	(2.2)	21.3	2.3	68.9	63.5	57.3	4.0
Ireland	15.5	—	—	—	0.1	33.5	0.2	(0.2)	—	0.8	49.9	48.5	50.4	2.9
Hong Kong	8.0	20.5	—	—	0.3	5.7	2.1	(0.7)	10.0	0.1	46.0	44.8	49.1	2.6
Singapore	9.1	18.4	—	—	0.5	5.8	1.2	(0.4)	7.5	1.8	43.9	45.1	47.6	2.5
Brazil	12.8	—	—	—	—	2.9	7.4	(1.1)	8.0	1.0	31.0	32.6	28.5	1.8
India	7.4	—	—	—	0.8	3.7	1.8	(0.5)	8.9	1.5	23.6	24.2	27.7	1.4
South Korea	3.8	—	6.6	—	0.1	2.0	1.2	(0.6)	8.7	0.6	22.4	22.3	25.5	1.3
Germany	0.4	—	—	—	0.1	6.6	6.1	(4.6)	6.3	3.9	18.8	10.3	21.9	1.1
China	5.5	—	0.8	—	0.6	1.4	1.1	(1.2)	8.9	1.1	18.2	18.7	18.8	1.0
Canada	1.7	1.5	—	—	0.1	7.2	1.6	(1.5)	3.2	2.6	16.4	15.1	16.1	0.9
United Arab Emirates	6.3	1.5	—	—	0.3	5.0	0.2	(0.3)	3.1	0.1	16.2	16.3	15.9	0.9
Australia	8.8	0.4	—	—	—	5.5	0.8	(1.4)	0.3	1.3	15.7	16.5	15.2	0.9
Poland	3.0	—	1.5	—	—	2.8	1.3	(0.2)	5.5	0.2	14.1	15.3	13.3	0.8
Taiwan	3.8	—	—	7.7	0.1	1.4	0.4	(0.1)	0.3	0.4	14.0	14.1	14.9	0.8
Japan	1.5	—	—	—	—	3.7	5.3	(2.5)	4.3	0.9	13.2	15.9	12.1	0.8
Jersey	2.2	2.8	—	—	—	6.5	0.1	(0.1)	—	—	11.5	15.4	16.8	0.7
Indonesia	2.2	—	—	0.6	—	1.1	1.4	(0.1)	1.0	0.2	6.4	6.3	5.5	0.4
Italy	0.5	—	—	—	—	2.1	1.0	(1.8)	—	3.4	5.2	4.3	2.7	0.3
Philippines	0.6	—	—	—	0.1	0.2	2.3	(0.1)	2.0	0.1	5.2	4.9	5.3	0.3
Luxembourg	0.1	1.1	—	—	—	—	0.5	(0.2)	3.7	—	5.2	4.4	4.2	0.3
Czech Republic	0.8	—	—	—	—	0.8	2.9	—	0.6	0.1	5.2	3.8	3.6	0.3
Malaysia	1.2	—	—	—	0.1	0.7	0.2	(0.1)	2.7	0.1	4.9	4.9	8.1	0.3
Spain	0.4	—	—	—	—	2.8	0.2	(1.3)	—	2.5	4.6	3.3	3.0	0.3
South Africa	1.5	—	—	—	—	0.7	—	(0.2)	2.3	0.2	4.5	4.6	3.4	0.3
Total as a % of Citi’s total exposure														32.5%
Total as a % of Citi’s non-U.S. total exposure														90.5%

(1)    PBWM loans reflect funded loans, including those related to the Private bank, net of unearned income. As of June 30, 2023, Private bank loans in the table above totaled $20.2 billion, concentrated in Singapore ($5.3 billion), the U.K. ($5.1 billion) and Hong Kong ($4.5 billion).
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
(7)    June 30, 2023, March 31, 2023 and June 30, 2022 include Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in each applicable country. For additional information, see “Legacy Franchises” above and Note 2.

Russia

Introduction
In Russia, Citi’s remaining wind-down operations are conducted through both its ICG and Legacy Franchises segments.
As previously disclosed, as of March 31, 2023, Citi ended nearly all of the institutional banking services it offered in Russia, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations. In addition, Legacy Franchises reduced its loan portfolios in Russia by approximately 75%, primarily driven by loan portfolio sales and the signing of a credit card referral agreement. Citi has ceased soliciting any new business or new clients in Russia. Citi will continue to manage its existing legal and regulatory commitments and obligations, as well as support its employees, during this period. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.
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

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	June 30, 2023	March 31, 2023	June 30, 2022	Change 2Q23 vs. 1Q23
Loans	$0.3	$0.4	$2.5	$(0.1)
Investment securities(1)	0.6	1.0	1.5	(0.4)
Net MTM on derivatives/repos(2)	2.0	1.0	1.3	1.0
Total hedges (on loans and CVA)	(0.1)	(0.1)	(0.2)	—
Unfunded(3)	—	0.1	0.3	(0.1)
Trading accounts assets	—	—	0.1	—
Country risk exposure	$2.8	$2.4	$5.5	$0.4
Cash on deposit and placements(4)	0.9	0.9	2.5	—
Deposit Insurance Agency(5)	2.8	—	—	2.8
National Settlements Depository(5)	—	2.7	—	(2.7)
Total third-party exposure(6)	$6.5	$6.0	$8.0	$0.5
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.4	—
Total Russia exposure(7)	$6.6	$6.1	$8.4	$0.5

(1)    Investment securities include debt securities AFS, recorded at fair market value, primarily local government debt securities.
(2)    Reverse repurchase agreements are shown gross of collateral and are included in net MTM on derivatives/repos in the table above, as netting of collateral for Russia-related reverse repurchase agreements was removed in the second quarter of 2022. This removal was due to the inability to conclude, with a well-founded basis, the enforceability of contractual rights in the Russian legal system in the event of a counterparty default, given the geopolitical uncertainty caused by the war in Ukraine.
(3)    Unfunded exposure consists of unfunded corporate lending commitments, letters of credit and other contingencies.
(4)    Cash on deposit and placements are primarily with the Central Bank of Russia.
(5)    Represents dividends received by Citi in its role as custodian for investor clients in Russia, which Citi is required by local regulation to hold at the Deposit Insurance Agency (DIA). In accordance with a Central Bank of Russia regulatory requirement, all balances in the National Settlements Depository were transferred to the DIA. Citi is unable to remit these funds to clients due to restrictions imposed by the Russian government.
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

During the second quarter of 2023, Citi’s Russia-related exposures increased by $0.5 billion, as shown in the table above. The increase in exposure was driven by $1.7 billion of dividends that Citi received as custodian for investor clients in Russia and is unable to remit due to Russian regulatory restrictions (trapped dividends), partially offset by deposit outflows as well as a $0.6 billion depreciation of the ruble against the U.S. dollar. A portion ($1 billion, net of ruble depreciation) of these dividends were placed in reverse repurchase agreements. Roughly 65% of Citi’s remaining Russia exposures are the trapped dividends discussed above.
Citi’s continued risk mitigation efforts have included ICG borrower paydowns and limiting extensions of new credit.
Citi’s net investment in Russia was approximately $1.1 billion as of June 30, 2023 (compared to $1.2 billion at March 31, 2023). Citi hedges its ruble/USD spot FX exposure in AOCI through the purchase of FX derivatives. The ongoing mark-to-market of the hedging derivatives is also reported in AOCI. When the ruble depreciates against the USD, the USD equivalent value of Citigroup’s investment in AO Citibank also declines. This change in value is offset by the change in value of the hedging instrument (FX derivative). Going forward, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

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
As of June 30, 2023, Citigroup’s ACL included a $0.2 billion remaining credit reserve for Citi’s direct and indirect Russian counterparties (unchanged from March 31, 2023).

Citi’s Wind-Down of Its Russia Operations
During 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi currently expects to incur approximately $180 million (compared to $210 million at March 31, 2023) in total estimated charges ($40 million in ICG and $140 million in Legacy Franchises, excluding the impact from any portfolio sales), largely driven by restructuring, vendor termination fees and other related charges. Citi’s previously disclosed referral agreement with a Russian bank to settle a portfolio of ruble-denominated credit card loans, subject to customer consent, was signed in May 2023 and is in the execution phase. The outstanding amount with Citi is to be settled upon referral and refinancing. As a result, the credit card loans will remain held-for-investment and are not transferred to held-for-sale. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see Note 2 and “Risk
Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2022 Form 10-K.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (for additional information, see “Risk Factors—Other Risks” in Citi’s 2022 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of June 30, 2023, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank Russia, Citi’s foreign entity in Russia, Citi would be required to (i) write off the net investment of approximately $1.1 billion (compared to $1.2 billion as of March 31, 2023), (ii) recognize a CTA loss of approximately $1.6 billion (compared to $1.4 billion as of March 31, 2023) through earnings and (iii) recognize a loss of $0.4 billion (unchanged from March 31, 2023) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

Citi as Paying Agent for Russian-related Clients
Citi serves or served as paying agent on bonds issued by various entities in Russia, including Russian corporate clients. Citi’s role as paying agent is administrative. In this role, Citi acts as an agent of its client, the bond issuer, receiving interest and principal payments from the bond issuer and then making payments to international central securities depositories (e.g., Depository Trust Company, Euroclear, Clearstream). The international central securities depositories (ICSDs) make payments to those participants or account holders (e.g., broker/dealers) that have clients who are investors in the applicable bonds (i.e., bondholders). As a paying agent, Citi generally does not have information about the identity of the bondholders. As a result of sanctions or other governmental requirements and prohibitions, Citi may be exposed to risks due to its responsibilities for receiving and processing payments on behalf of its clients. To mitigate operational and sanctions risks, Citi has established policies, procedures and controls for client relationships and payment processing to help ensure compliance with U.S., U.K., EU and other jurisdictions’ sanctions laws.
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

Ukraine
Citi has continued to operate in Ukraine throughout the war through its ICG businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 230 people in Ukraine and their safety continues to be Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. Citi’s exposures in Ukraine are not significant enough to be included in the “Top 25 Country Exposures” table above. As of June 30, 2023, Citi had $1.3 billion of direct exposures related to Ukraine, compared to $1.2 billion as of March 31, 2023. The increase in exposures reflected a $0.1 billion increase in deposits.

Argentina
Citi operates in Argentina through its ICG businesses. As of June 30, 2023, Citi’s net investment in its Argentine operations was approximately $1.9 billion (compared to $1.8 billion at March 31, 2023). Under U.S. GAAP, Citi uses the U.S. dollar as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Accordingly, Citi seeks to reduce its overall ARS exposure in Argentina while complying with local capital and currency exposure limitations. As of June 30, 2023, Citi’s net ARS exposure was approximately $1.6 billion, which decreased from the prior quarter as a result of Citi purchasing approximately $300 million of certain local government bonds during the second quarter that are indexed to the higher of the U.S. dollar exchange rate or the local inflation index. Such bonds may reduce the impact to Citi of a potential currency devaluation in the future, although it remains unclear how effective Citi’s strategies to reduce its ARS exposure may be.
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that generally restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. As a result, Citi’s net investment in its Argentine operations is likely to continue to increase as Citi generates net income in its Argentine franchise and its earnings cannot be remitted. Due to the currency controls implemented by the Central Bank of Argentina, certain indirect foreign exchange mechanisms have developed that some Argentine entities may use to obtain U.S. dollars, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is precluded from accessing these alternative mechanisms, and these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into the U.S. dollar under U.S. GAAP. Citibank Argentina therefore uses Argentina’s official market exchange rate to remeasure its net ARS assets into the U.S. dollar, which was 256.7 ARS to 1 U.S. dollar as of June 30, 2023. However, if Argentina’s official exchange rate converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur a significant loss on its capital in Argentina. Current macroeconomic conditions in the country, along with sustained high inflation and low international reserves held by the Central Bank of Argentina, may result in an accelerated or steep depreciation of the official exchange rate in the near term. Citi cannot predict future fluctuations in Argentina’s official market exchange rate or to what extent Citi may be able to access U.S. dollars at the official exchange rate in the future.
Citi may economically hedge the foreign currency risk in its net ARS-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of June 30, 2023, the international NDF market had very limited liquidity, resulting in Citi’s inability to economically hedge substantially all of its ARS exposure. Accordingly, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of June 30, 2023. However, Citi may need to record additional reserves in the future, resulting in higher ICG cost of credit, should there be an increase in transfer risk associated with its Argentine exposures. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 6, 22 and 23 in this Form 10-Q and Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the second quarter of 2023. For information on the drivers of Citi’s ACL build in the second quarter of 2023, see “2Q23 Changes in the ACL” below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2022	1Q23 build (release)	1Q23 FX/ Other(1)(4)	Balance Mar. 31, 2023	2Q23 build (release)	2Q23 FX/ Other	Balance Jun. 30, 2023	ACLL/EOP loans Jun. 30, 2023(2)
ICG	$2,715	$(75)	$3	$2,643	$(150)	$(3)	$2,490
Legacy Franchises corporate (Mexico SBMM)	140	(10)	7	137	(2)	5	140
Total corporate ACLL	$2,855	$(85)	$10	$2,780	$(152)	$2	$2,630	0.94%
U.S. Cards(2)	$11,393	$536	$(173)	$11,756	$276	$(1)	$12,031	7.86%
Retail banking and Global Wealth	1,330	(29)	(60)	1,241	57	1	1,299
Total PBWM	$12,723	$507	$(233)	$12,997	$333	$—	$13,330
Legacy Franchises consumer	1,396	13	(17)	1,392	76	68	1,536
Total consumer ACLL	$14,119	$520	$(250)	$14,389	$409	$68	$14,866	3.97%
Total ACLL	$16,974	$435	$(240)	$17,169	$257	$70	$17,496	2.67%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$2,151	$(194)	$2	$1,959	$(96)	$(1)	$1,862
Other(3)	243	408	(19)	632	145	(19)	758
Total ACL	$19,368	$649	$(257)	$19,760	$306	$50	$20,116

(1)    Includes reclassifications to Other assets related to Citi’s agreements to sell certain of its consumer banking businesses. See Notes 2 and 14.
(2)    As of June 30, 2023, in U.S. Personal Banking, Branded cards ACLL/EOP loans was 6.3% and Retail services ACLL/EOP loans was 11.2%.
(3)    Includes ACL on Other assets and Held-to-maturity debt securities.
(4)    Includes a decrease of $352 million from the adoption of ASU 2022-02 related to the recognition and measurement of TDRs under the modified retrospective approach related to PBWM and Legacy Franchises consumer loans as of January 1, 2023. See Notes 1 and 14.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi’s reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables are reflected in Other assets. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over an R&S timeframe. The R&S forecast period for consumer and corporate credit exposures is eight quarters.
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
For its consumer and corporate portfolios, Citi’s expected credit losses are determined primarily by utilizing models that consider the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables, including housing prices, unemployment rate and real GDP, and cover a wide range of geographic, industry, product and business segments.
In addition, Citi’s models determine expected credit losses based on leading credit indicators, including loan delinquencies, changes in portfolio size, default frequency,

risk ratings and loss recovery rates, as well as other credit trends.

Qualitative Component
The qualitative management adjustment component includes, among other things, risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are:

•Expected normalization of portfolio performance and consumer behavior from recent low losses as a result of government stimulus and market liquidity during the COVID-19 pandemic
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Transfer risk associated with exposures outside the U.S. for certain safety and soundness considerations under U.S. banking law

Citi’s qualitative component of the ACL continued to decline quarter-over-quarter. The decline was primarily driven by releases of COVID-19–related uncertainty reserves as the portfolio continues to normalize toward pre-pandemic levels and as these risks are captured in the quantitative component of the ACL. These releases were partially offset by a build for transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

Macroeconomic Variables
Citi considers a multitude of global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from 2Q22 to 2Q23:

	Quarterly average
U.S. unemployment	3Q23	1Q24	3Q24	8-quarter average(1)
Citi forecast at 2Q22	3.8%	3.9%	3.9%	3.7%
Citi forecast at 3Q22	4.2	4.0	4.0	4.0
Citi forecast at 4Q22	4.5	4.6	4.5	4.4
Citi forecast at 1Q23	4.0	4.5	4.5	4.3
Citi forecast at 2Q23	3.8	4.3	4.5	4.3

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2023	2024	2025
Citi forecast at 2Q22	1.8%	2.0%	2.1%
Citi forecast at 3Q22	0.6	1.9	2.7
Citi forecast at 4Q22	0.3	1.5	2.2
Citi forecast at 1Q23	1.0	1.0	2.0
Citi forecast at 2Q23	1.3	0.7	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of 2Q23, U.S. real GDP growth is expected to decline for the remainder of 2023, while the unemployment rate is expected to increase modestly over the eight-quarter forecast horizon, broadly returning to pre-pandemic levels.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a more severe recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.0% in the fourth quarter of 2024. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2024 of 1.9%, with a peak quarter-over-quarter difference to the base scenario of 1.0% in the fourth quarter of 2023.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. To demonstrate this sensitivity, Citi applied 100% weight to the downside scenario as of June 30, 2023, to reflect the most severe economic deterioration forecast in the multiple macroeconomic scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions; therefore, applying a 100% downside scenario weight would result in a hypothetical increase in the ACL of approximately $4.5 billion related to lending exposures, except for loans individually evaluated for credit losses.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could decrease the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of June 30, 2023.

2Q23 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the second quarter of 2023 was $20.1 billion, compared to $19.8 billion as of March 31, 2023. The net build of $0.3 billion was primarily driven by growth in card balances in PBWM, partially offset by a release in the corporate portfolios due to an improved macroeconomic outlook. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of June 30, 2023. See Note 14 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded cards and Retail services) in U.S. Personal Banking. Citi’s total consumer ACLL build was $0.4 billion in the second quarter of 2023, primarily driven by growth in U.S. cards balances, resulting in a June 30, 2023 ACLL balance of $14.9 billion, or 3.97% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 7.86% at June 30, 2023, due to volume growth in lower-loss portfolios, compared to 8.08% at March 31, 2023. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.28% at June 30, 2023, compared to 1.21% at March 31, 2023.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL release of $0.2 billion in the second quarter of 2023. The release was primarily driven by an improved macroeconomic outlook. The ACLL reserve balance decreased by $0.2 billion to $2.6 billion, or 0.94% of total funded corporate loans.

ACLUC
Citi had an ACLUC release of $0.1 billion in the second quarter of 2023, which reduced the ACLUC reserve balance, included in Other liabilities, to $1.9 billion. The release was primarily driven by an improved macroeconomic outlook.

ACL on Other Financial Assets
Citi’s ending ACL balance on other financial assets carried at amortized cost for the second quarter of 2023 was $0.8 billion, compared to $0.6 billion as of March 31, 2023. The net build of $0.1 billion was primarily driven by a reserve build of $0.3 billion related to an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law, partially offset by the reserve release related to the repayment of the First Republic Bank deposit. See Note 14 for additional information.

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

Litigation Accruals
See the discussion in Note 26 for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except effective tax rate	2023	2022	2023	2022
Income from continuing operations before income tax expense	$4,042	$5,971	$10,225	$11,237
Provision for income taxes	1,090	1,182	2,621	2,123
Effective tax rate	27%	20%	26%	19%

Citi’s effective tax rate was 27% in the second quarter of 2023, including the impact of divestitures, versus 20% in the second quarter of 2022, largely driven by the geographic mix of earnings. For the six months ended June 30, 2023, Citi’s effective tax rate increased to 26%, including the impact of divestitures, compared to 19% in the prior-year period, largely driven by lower discrete benefits.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2023	December 31, 2022
Total U.S.	$25.4	$24.8
Total foreign	3.1	2.9
Total	$28.5	$27.7

At June 30, 2023, Citigroup had recorded net DTAs of approximately $28.5 billion, an increase of $0.9 billion from March 31, 2023 and $0.8 billion from December 31, 2022. The increase for the second quarter and year to date was primarily a result of Citi’s geographic mix of earnings. Of Citi’s $28.5 billion of net DTAs, $16.8 billion was not deducted in calculating regulatory capital and was appropriately risk weighted under the Basel III rules. The remaining $11.7 billion (compared to $11.1 billion at March 31, 2023) was deducted in calculating Citi’s regulatory capital.

The $11.7 billion of DTA deducted from regulatory capital was composed of $11.5 billion related to tax carry-forwards and $1.8 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.6 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital. The largest component of the increase in the DTA deducted from Citi’s regulatory capital during the quarter was related to temporary differences in excess of the 10%/15% limitations ($1.8 billion at June 30, 2023 compared to $1.1 billion at March 31, 2023), primarily attributable to higher temporary differences in DTAs subject to the limitation.

DTA Realizability
Citi believes that realization of the net DTAs of $28.5 billion at June 30, 2023 is more-likely-than-not, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities.
Citi, in its First Quarter of 2023 Form 10-Q, identified and reported certain activities pursuant to Section 219 for the fourth quarter of 2022. During the second quarter of 2023, Citigroup identified eight transactions pursuant to Section 219:

•Between April 20, 2023 and April 24, 2023, Citibank (Hong Kong) Limited (CHKL) processed seven transactions involving the account of a Specially Designated National, who was designated on April 19, 2023, pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations. The total value of the seven transactions was approximately USD 605,029.05, which includes a nominal fee that CHKL realized in relation to a transaction that was ultimately blocked; CHKL did not realize any additional fees. Once identified, the transactions were disclosed to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC).
•On June 7, 2023, CHKL and Citibank, N.A., New York Branch, processed a transaction from a Specially Designated National, who was designated on June 6, 2023, pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations, to a non-sanctioned entity in China. The total value of the transaction was USD 4,736.18 and CHKL did not realize any fees for the processing of the transaction. Once identified, the transaction was disclosed to OFAC.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each business’s discussion and analysis of its results of operations above, in Citi’s First Quarter of 2023 Form 10-Q, in Citi’s 2022 Form 10-K and in Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2022 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges, uncertainties and volatility, including, among others, governmental fiscal and monetary actions or expected actions, including further increases in interest rates, reductions in central bank balance sheets, or other changes in interest rate or other monetary policies; potential recessions in the U.S., Europe and other regions and countries; a potential U.S. federal government shutdown and the resulting impacts; elevated levels of inflation and their impacts; economic and geopolitical challenges related to China, including weak economic growth and tensions related to Taiwan; other geopolitical challenges, tensions and conflicts, including those related to Russia’s war in Ukraine; impacts related to recent bank failures and related market volatility, including macroeconomic conditions; foreign currency volatility and devaluations; distress and volatility in emerging markets, including sovereign debt pricing; protracted or widespread trade tensions; and election outcomes;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things: changes in regulatory capital rules, requirements or interpretations, such as revisions to the U.S. Basel III rules, including the recently issued notice of proposed rulemaking, known as the Basel III Endgame, related to regulatory capital requirements; regulatory capital requirements, including annual recalibration of the Stress Capital Buffer (preliminarily increased effective as of October 1, 2023); recalibration of the GSIB surcharge; Citi’s results of operations and financial condition; the capital impacts related to Citi’s remaining consumer banking divestitures, and achievement of the expected benefits from the divestitures; Citi’s effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio and GSIB surcharge; Citi’s implementation and maintenance of an effective capital planning framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, tax, sanctions and other changes, including potential increased regulatory requirements and costs such as the imposition of additional or special assessments by the FDIC, including the recently issued notice of proposed rulemaking to recover the uninsured deposit losses from recent bank failures; potential changes to various aspects of the regulatory capital framework; future legislative and regulatory requirements in the U.S. and globally relating to sustainability and climate change, including any new disclosure requirements, such as those proposed and/or adopted by the SEC and the EU; increased legislative activity by U.S. states that restricts the flow of capital and investment by financial institutions to state governmental entities, including anti-ESG initiatives that are designed to push back against corporate ESG policies; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•the potential impact to credit card fee revenues in Branded cards and Retail services in PBWM from the Consumer Financial Protection Bureau’s proposed significant changes to the maximum amounts on credit card late fees;
•Citi’s ability to improve its risk and controls environment, modernize its data and technology infrastructure and further enhance safety and soundness, meet regulatory expectations, be sufficiently competitive, serve clients effectively, avoid operational errors and realize productivity improvements, as part of its transformation and other strategic initiatives, including as a result of factors that Citi cannot control, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness;
•Citi’s ability to achieve its objectives from its strategic refresh, including, among others, those related to its exits of remaining consumer banking businesses in Legacy Franchises, including, among others, the consumer, small business and middle-market operations in Mexico, and Citi’s wind-down of its activities in Russia, Korea and China, which involve significant execution complexity, may not be as productive, effective or timely as Citi expects, may impact the local businesses during the exit process, and could result in losses, charges or other negative financial or strategic impacts, which could be material;
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
•the potential impact to Citi if its interpretation or application of the complex income-based and non-income-based (such as withholding, stamp, service and other non-income taxes) tax laws to which it is subject in the U.S. and in non-U.S. jurisdictions differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income-based tax matters, and the resulting payment of additional taxes, penalties or interest;
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
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation and other strategic initiatives, if Citi is unable to attract, retain and motivate highly qualified employees, particularly given the highly competitive environment for talent and other factors, such as low unemployment, changes in worker’s expectations and regulation of employee compensation in the banking industry;
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal and regulatory requirements;
the introduction of new or emerging technologies and mobile platforms; possible disruptions from artificial intelligence-driven solutions; growth in digital asset markets; changes in the payments space; reliance on third parties for certain product and service offerings and impact if any third party is unable to provide adequate support for such product and service offerings; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or to compete more effectively with competitors;
•the potential impact to Citi from a prior or future failure or disruption of its operational processes or systems, including as a result of, among other things, human error, such as manual transaction processing errors (e.g., erroneous payments to lenders or manual errors by Citi traders that cause system and market disruptions and losses for Citi or its clients), which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; operational or execution failures or deficiencies by third parties; insufficient (or limited) straight-through processing between legacy systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; other similar losses or damage to Citi’s property or assets; failures by third parties; potential disruptions and/or malfunctions within Citi’s businesses, as well as the operations of Citi’s clients, customers or other third parties; and the increased financial, reputational, legal and compliance risks resulting from any such failure or disruption of operational processes or systems, including legal and regulatory actions or proceedings, fines and other costs;
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

•the financial impact from reclassification of any CTA component of AOCI, including related hedges and taxes, into Citi’s earnings, due to a sale, IPO, substantial liquidation or other deconsolidation event of any foreign operations, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses, whether due to Citi’s strategic refresh or otherwise;
•the impact of changes to financial accounting and reporting standards or interpretations of how Citi records and reports its financial condition and results of operations;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, including from indemnification obligations in connection with various transactions, such as hedging or reinsurance arrangements related to those obligations, or Citi’s inability to liquidate or realize the fair value of its collateral, which risks can be heightened for vulnerable industries or sectors impacted by the continued macroeconomic, geopolitical, market and other challenges and uncertainties and volatilities;
•the potential impact on Citi’s liquidity and/or costs of funding if it does not effectively manage its liquidity or due to various other factors, including, among others, general disruptions in the financial markets; deposit outflows or unfavorable changes in deposit mix, whether driven by migration to higher-yielding products or otherwise; governmental fiscal and monetary policies; regulatory changes; negative investor perceptions of Citi’s creditworthiness; competition for funding, including a decrease in demand for corporate debt, unexpected increases in cash or collateral requirements, and the consequent inability to monetize available liquidity resources; changes in Citi’s credit spreads; higher interest rates; and changes in currency exchange rates;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries, to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement targeted actions plans and submit quarterly progress reports detailing the results and status of improvements to comply with the consent orders on a timely and sufficient basis, which will continue to require significant investments to meet regulatory expectations; the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as significant monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends, changes to directors and/or officers and collateral consequences to Citi arising from such outcomes; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; sustained elevated interest rates; sovereign debt volatility; election outcomes; regulatory changes and political events; foreign exchange controls, including the inability to access indirect foreign exchange mechanisms; macroeconomic and geopolitical challenges and uncertainties and volatility, including with respect to commodity prices as well as repricing of assets and resulting impacts; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets, whether related to geopolitical conflicts or otherwise; the need to record additional reserves based on the transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law; and increased compliance and regulatory risks and costs.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2023	2022	2023	2022
Revenues
Interest revenue	$32,647	$15,630	$62,042	$28,781
Interest expense	18,747	3,666	34,794	5,946
Net interest income	$13,900	$11,964	$27,248	$22,835
Commissions and fees	$2,132	$2,452	$4,498	$5,020
Principal transactions	2,528	4,525	6,467	9,115
Administration and other fiduciary fees	989	1,023	1,885	1,989
Realized gains on sales of investments, net	49	(58)	121	22
Impairment losses on investments:
Impairment losses on investments and other assets	(71)	(96)	(157)	(186)
Provision (releases) for credit losses on AFS debt securities(1)	1	2	—	2
Net impairment losses recognized in earnings	$(70)	$(94)	$(157)	$(184)
Other revenue	$(92)	$(174)	$821	$27
Total non-interest revenues	$5,536	$7,674	$13,635	$15,989
Total revenues, net of interest expense	$19,436	$19,638	$40,883	$38,824
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$1,761	$1,384	$3,498	$1,644
Provision (release) for credit losses on HTM debt securities	(4)	20	(21)	18
Provision for credit losses on other assets	149	7	574	3
Policyholder benefits and claims	14	22	38	49
Provision (release) for credit losses on unfunded lending commitments	(96)	(159)	(290)	315
Total provisions for credit losses and for benefits and claims(2)	$1,824	$1,274	$3,799	$2,029
Operating expenses
Compensation and benefits	$7,388	$6,472	$14,926	$13,292
Premises and equipment	595	619	1,193	1,162
Technology/communication	2,309	2,068	4,436	4,084
Advertising and marketing	361	414	692	725
Other operating	2,917	2,820	5,612	6,295
Total operating expenses	$13,570	$12,393	$26,859	$25,558
Income from continuing operations before income taxes	$4,042	$5,971	$10,225	$11,237
Provision for income taxes	1,090	1,182	2,621	2,123
Income from continuing operations	$2,952	$4,789	$7,604	$9,114
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(262)	$(2)	$(264)
Benefit for income taxes	—	(41)	—	(41)
Income (loss) from discontinued operations, net of taxes	$(1)	$(221)	$(2)	$(223)
Net income before attribution to noncontrolling interests	$2,951	$4,568	$7,602	$8,891
Noncontrolling interests	36	21	81	38
Citigroup’s net income	$2,915	$4,547	$7,521	$8,853
Basic earnings per share(3)
Income from continuing operations	$1.34	$2.32	$3.55	$4.34
Income from discontinued operations, net of taxes	—	(0.11)	—	(0.11)
Net income	$1.34	$2.20	$3.54	$4.23
Weighted average common shares outstanding (in millions)	1,942.8	1,941.5	1,943.2	1,956.6
Diluted earnings per share(3)
Income from continuing operations	$1.33	$2.30	$3.52	$4.32
Income (loss) from discontinued operations, net of taxes	—	(0.11)	—	(0.11)
Net income	$1.33	$2.19	$3.52	$4.20
Adjusted weighted average diluted common shares outstanding (in millions)	1,968.6	1,958.1	1,966.3	1,973.2

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Citigroup’s net income	$2,915	$4,547	$7,521	$8,853
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(2)	$126	$(1,501)	$962	$(5,778)
Net change in debt valuation adjustment (DVA), net of taxes(3)	(619)	1,967	(944)	2,760
Net change in cash flow hedges, net of taxes	171	(666)	532	(2,207)
Benefit plans liability adjustment, net of taxes(4)	(136)	(89)	(240)	82
Net change in CTA, net of taxes and hedges	23	(1,630)	864	(1,644)
Net change in excluded component of fair value hedges, net of taxes	17	9	(3)	57
Net change in long-duration insurance contracts, net of taxes	(6)	—	(1)	—
Citigroup’s total other comprehensive income (loss)	$(424)	$(1,910)	$1,170	$(6,730)
Citigroup’s total comprehensive income	$2,491	$2,637	$8,691	$2,123
Add: Other comprehensive income (loss) attributable to noncontrolling interests	14	(53)	46	(82)
Add: Net income (loss) attributable to noncontrolling interests	36	21	81	38
Total comprehensive income	$2,541	$2,605	$8,818	$2,079

(1)See Note 18.
(2)See Note 12.
(3)See Note 22.
(4)See Note 8.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,763	$30,577
Deposits with banks, net of allowance	271,145	311,448
Securities borrowed and purchased under agreements to resell (including $210,126 and $239,527 as of June 30, 2023 and December 31, 2022, respectively, at fair value), net of allowance	337,103	365,401
Brokerage receivables, net of allowance	60,850	54,192
Trading account assets (including $172,535 and $133,535 pledged to creditors as of June 30, 2023 and December 31, 2022, respectively)	423,189	334,114
Investments:
Available-for-sale debt securities (including $11,754 and $10,933 pledged to creditors as of June 30, 2023 and December 31, 2022, respectively)	237,334	249,679
Held-to-maturity debt securities, net of allowance (fair value of which is $238,021 and $243,648 as of June 30, 2023 and December 31, 2022, respectively) (includes $21 and $0 pledged to creditors as of June 30, 2023 and December 31, 2022, respectively)	262,066	268,863
Equity securities (including $729 and $895 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	7,745	8,040
Total investments	$507,145	$526,582
Loans:
Consumer (including $237 and $237 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	374,591	368,067
Corporate (including $5,529 and $5,123 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	286,021	289,154
Loans, net of unearned income	$660,612	$657,221
Allowance for credit losses on loans (ACLL)	(17,496)	(16,974)
Total loans, net	$643,116	$640,247
Goodwill	19,998	19,691
Intangible assets (including MSRs at fair value of $681 and $665 as of June 30, 2023 and December 31, 2022, respectively)	4,576	4,428
Premises and equipment, net of depreciation and amortization	27,818	26,253
Other assets (including $13,637 and $10,658 as of June 30, 2023 and December 31, 2022, respectively, at fair value), net of allowance	102,972	103,743
Total assets	$2,423,675	$2,416,676

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2023	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2022
Liabilities
Deposits (including $2,598 and $1,875 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	$1,319,867	$1,365,954
Securities loaned and sold under agreements to repurchase (including $62,800 and $70,886 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	260,035	202,444
Brokerage payables (including $5,989 and $4,439 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	69,433	69,218
Trading account liabilities	170,664	170,647
Short-term borrowings (including $5,622 and $6,222 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	40,430	47,096
Long-term debt (including $115,937 and $105,995 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	274,510	271,606
Other liabilities, plus allowances	79,314	87,873
Total liabilities	$2,214,253	$2,214,838
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2023—809,800 and as of December 31, 2022—759,800, at aggregate liquidation value	$20,245	$18,995
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2023—3,099,691,671 and as of December 31, 2022—3,099,669,424	31	31
Additional paid-in capital	108,579	108,458
Retained earnings	199,976	194,734
Treasury stock, at cost: June 30, 2023—1,173,989,187 shares and December 31, 2022—1,162,682,999 shares	(74,247)	(73,967)
Accumulated other comprehensive income (loss) (AOCI)	(45,865)	(47,062)
Total Citigroup stockholders’ equity	$208,719	$201,189
Noncontrolling interests	703	649
Total equity	$209,422	$201,838
Total liabilities and equity	$2,423,675	$2,416,676
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Preferred stock at aggregate liquidation value
Balance, beginning of period	$20,245	$18,995	$18,995	$18,995
Issuance of new preferred stock	—	—	1,250	—
Balance, end of period	$20,245	$18,995	$20,245	$18,995
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,400	$108,081	$108,489	$108,034
Employee benefit plans	210	160	126	206
Other	—	—	(5)	1
Balance, end of period	$108,610	$108,241	$108,610	$108,241
Retained earnings
Balance, beginning of period	$198,353	$187,962	$194,734	$184,948
Adjustment to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	—	290	—
Adjusted balance, beginning of period	$198,353	$187,962	$195,024	$184,948
Citigroup’s net income	2,915	4,547	7,521	8,853
Common dividends(2)	(1,004)	(1,010)	(2,004)	(2,024)
Preferred dividends	(288)	(238)	(565)	(517)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	—	—	—	1
Balance, end of period	$199,976	$191,261	$199,976	$191,261
Treasury stock, at cost
Balance, beginning of period	$(73,262)	$(73,744)	$(73,967)	$(71,240)
Employee benefit plans(3)	15	6	720	502
Treasury stock acquired(4)	(1,000)	(250)	(1,000)	(3,250)
Balance, end of period	$(74,247)	$(73,988)	$(74,247)	$(73,988)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(45,441)	$(43,585)	$(47,062)	$(38,765)
Adjustment to opening balance, net of taxes(1)	—	—	27	—
Adjusted balance, beginning of period	$(45,441)	$(43,585)	$(47,035)	$(38,765)
Citigroup’s total other comprehensive income	(424)	(1,910)	1,170	(6,730)
Balance, end of period	$(45,865)	$(45,495)	$(45,865)	$(45,495)
Total Citigroup common stockholders’ equity	$188,474	$180,019	$188,474	$180,019
Total Citigroup stockholders’ equity	$208,719	$199,014	$208,719	$199,014
Noncontrolling interests
Balance, beginning of period	$724	$644	$649	$700
Transactions between Citigroup and noncontrolling-interest shareholders	1	(1)	1	(34)
Net income attributable to noncontrolling-interest shareholders	36	21	81	38
Distributions paid to noncontrolling-interest shareholders	(71)	(1)	(82)	(11)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	14	(53)	46	(82)
Other	(1)	2	8	1
Net change in noncontrolling interests	$(21)	$(32)	$54	$(88)
Balance, end of period	$703	$612	$703	$612
Total equity	$209,422	$199,626	$209,422	$199,626

(1)    See Note 1 for additional details.
(2)    Common dividends declared were $0.51 per share for each of the first and second quarters of 2023 and 2022.
(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2023	2022
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,602	$8,891
Net income attributable to noncontrolling interests	81	38
Citigroup’s net income	$7,521	$8,853
Income (loss) from discontinued operations, net of taxes	(2)	(223)
Income from continuing operations—excluding noncontrolling interests	$7,523	$9,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	(1,059)	—
Depreciation and amortization	2,247	2,089
Deferred income taxes(2)	(852)	(228)
Provisions for credit losses and for benefits and claims(2)	3,799	2,029
Realized gains from sales of investments	(121)	(22)
Impairment losses on investments and other assets	157	186
Goodwill impairment	—	535
Change in trading account assets	(89,164)	(8,974)
Change in trading account liabilities	17	18,924
Change in brokerage receivables net of brokerage payables	(6,443)	8,898
Change in loans held-for-sale (HFS)	1,405	4,504
Change in other assets	(4,884)	(3,222)
Change in other liabilities	(3,101)	(2,117)
Other, net(2)(3)	5,932	(17,434)
Total adjustments	$(92,067)	$5,168
Net cash provided by (used in) operating activities of continuing operations	$(84,544)	$14,244
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$28,298	$(34,046)
Change in loans	(8,750)	(14,790)
Proceeds from divestitures(1)	—	1,940
Proceeds from sales and securitizations of loans	2,154	1,562
Net payment due to transfer of net liabilities associated with divestitures(1)	(29)	—
Available-for-sale (AFS) debt securities
Purchases of investments(2)(3)	(114,278)	(123,569)
Proceeds from sales of investments	29,897	79,952
Proceeds from maturities of investments(2)(3)	105,204	60,777
Held-to-maturity (HTM) debt securities
Purchases of investments	(664)	(34,317)
Proceeds from maturities of investments	4,369	5,821
Capital expenditures on premises and equipment and capitalized software	(3,125)	(2,465)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	11	31
Other, net(2)(3)(4)	(370)	(1,710)
Net cash provided by (used in) investing activities of continuing operations	$42,717	$(60,814)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,547)	$(2,514)
Issuance of preferred stock	1,245	—
Redemption of preferred stock	—	—

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2023	2022
Treasury stock acquired	$(1,000)	$(3,200)
Stock tendered for payment of withholding taxes	(322)	(334)
Change in securities loaned and sold under agreements to repurchase	57,591	7,187
Issuance of long-term debt	32,689	60,304
Payments and redemptions of long-term debt	(35,984)	(28,439)
Change in deposits	(46,087)	25,360
Change in short-term borrowings	(6,666)	12,081
Net cash provided by (used in) financing activities of continuing operations	$(1,081)	$70,445
Effect of exchange rate changes on cash and due from banks	$(2,209)	$(1,878)
Change in cash, due from banks and deposits with banks	(45,117)	21,997
Cash, due from banks and deposits with banks at beginning of period	342,025	262,033
Cash, due from banks and deposits with banks at end of period	$296,908	$284,030
Cash and due from banks (including segregated cash and other deposits)	$25,763	$24,902
Deposits with banks, net of allowance	271,145	259,128
Cash, due from banks and deposits with banks at end of period	$296,908	$284,030
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,031	$1,661
Cash paid during the period for interest	31,803	6,284
Non-cash investing activities(1)(4)(5)
Transfer of investment securities from HTM to AFS	$3,324	$—
Transfer of investment securities from AFS to HTM	—	21,522
Decrease in net loans associated with divestitures reclassified to HFS	—	17,758
Decrease in goodwill associated with divestitures reclassified to HFS	—	873
Transfers to loans HFS (Other assets) from loans HFI	4,730	1,874
Transfers from loans HFS (Other assets) to loans HFI	322	—
Non-cash financing activities(1)
Decrease in deposits associated with divestitures reclassified to HFS	$—	$20,741
Decrease in long-term debt associated with divestitures reclassified to HFS	—	—

(1)    See Note 2 for further information on significant disposals.
(2)    2022 amounts have been revised to conform to the current-period presentation.
(3)    Consistent with the revisions disclosed in “Statement of Cash Flows” in Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K, during the six months ended June 30, 2022, $16.1 billion of cash flows related to maturities of short-term negotiable certificates of deposit (NCDs) and $41 million of cash flows related to purchases of short-term NCDs were reclassified from purchases and maturities of AFS securities within investing activities to Other, net within operating activities.
(4)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer. See Note 1.
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 25 for more information and balances as of June 30, 2023.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2023 and for the three- and six-month periods ended June 30, 2023 and 2022 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (First Quarter of 2023 Form 10-Q).
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
Adopting these amendments resulted in a decrease to the ACLL of $352 million and an increase in other assets related to held-for-sale businesses of $44 million, with a corresponding increase to retained earnings of $290 million and a decrease in deferred tax assets of $106 million on January 1, 2023. The ACL for corporate loans was unaffected because the measurement approach used for corporate loans is not in the scope of this ASU.
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

FUTURE ACCOUNTING CHANGES

Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU No. 2023‐02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the scope of tax equity investments eligible to apply the proportional amortization method of accounting. Under the proportional amortization method, the cost of an eligible investment is amortized in proportion to the income tax credits and other income tax benefits that are received by the investor, with the amortization of the investment and the income tax credits being presented net in the income statement as components of income tax expense (benefit). Prior to the issuance of this ASU, use of the proportional amortization method was limited to tax equity investments in Low‐Income Housing Tax Credit (LIHTC) structures, and all other tax equity investments were typically accounted for using the equity method of accounting, which resulted in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The ASU will permit the Company to elect to use the proportional amortization method to account for all eligible tax equity investments, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. For public entities, the ASU is effective for fiscal years beginning after December 15, 2023, although early adoption is permitted in any interim period. However, if an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. Adoption of the ASU must be applied on either a retrospective or a modified retrospective basis. Citi plans to adopt the ASU on January 1, 2024 and is currently evaluating the impact of the standard on tax equity investments. Citi does not expect a material impact to its results of operations as a result of adopting the standard.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU was issued to address diversity in practice whereby certain entities included the impact of contractual restrictions when valuing equity securities, and it clarifies that a contractual restriction on the sale of an equity security should not be considered part of the unit of account of the equity security and, therefore, should not be considered in measuring fair value. The ASU also includes requirements for entities to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions.
The ASU is to be adopted on a prospective basis and will be effective for Citi on January 1, 2024, although early adoption is permitted. Adoption of the accounting standard is not expected to have an impact on Citi’s operating results or financial position, as the Company does not include such restrictions when valuing equity securities.

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Total revenues, net of interest expense	$—	$(262)	$—	$(262)
Income (loss) from discontinued operations	$(1)	$(262)	$(2)	$(264)
Benefit for income taxes	—	(41)	—	(41)
Income (loss) from discontinued operations, net of taxes	$(1)	$(221)	$(2)	$(223)

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

Significant Disposals
As of June 30, 2023, Citi had entered into sale agreements for nine consumer banking businesses within Legacy Franchises. Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, and India and Vietnam closed in the first quarter of 2023. Entry of sale agreements for the Taiwan and Indonesia consumer banking businesses has resulted in the reclassification to HFS on the Consolidated Balance Sheet of approximately $14 billion in assets within Other assets, including approximately $8 billion of loans (net of allowance of $68 million), and approximately $11 billion in liabilities within Other liabilities, including approximately $11 billion in deposits. Of the nine sale agreements, the five below were identified as significant disposals as of June 30, 2023. The Taiwan sale has yet to close and is subject to regulatory approvals and other closing conditions.

June 30, 2023
In millions of dollars			Assets						Liabilities
Consumer banking business in	Sale agreement date	Closing date	Cash and deposits with banks	Loans(1)	Goodwill	Other assets, advances to/from subsidiaries	Other assets	Total assets	Deposits	Long-term debt	Other liabilities	Total liabilities
Australia(2)	8/9/2021	6/1/2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Philippines(3)	12/23/2021	8/1/2022	—	—	—	—	—	—	—	—	—	—
Thailand(4)	1/14/2022	11/1/2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
India(5)	3/30/2022	3/1/2023	—	—	—	—	—	—	—	—	—	—
Taiwan(6)	1/28/2022	second half 2023	$96	$7,652	$196	$4,441	$185	$12,570	$9,657	$—	$236	$9,893

	Income (loss) before taxes(7)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Australia(2)	$—	$28	$—	$193
Philippines(3)	—	14	—	65
Thailand(4)	—	90	—	78
India(5)	—	52	2	125
Taiwan(6)	35	50	91	96

(1)    Loans, net of allowance as of June 30, 2023 includes $31 million for Taiwan.
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

Citi did not have any other significant disposals as of June 30, 2023. As of August 4, 2023, Citi had not entered into sale agreements for the remaining Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
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

Note: There were no additional charges after June 30, 2022.

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
During the second quarter of 2023, Citi recorded an incremental gain of $5 million related to post-closing contingency payments for the previously disclosed personal installment loan sale in Other revenue. The previously disclosed sale of a portfolio of ruble-denominated personal installment loans resulted in a pretax net loss on sale of approximately $7 million.
Citi’s previously disclosed referral agreement with a Russian bank to settle a portfolio of ruble-denominated credit card loans, subject to customer consents, was signed in May 2023 and is in the execution phase. The outstanding amount with Citi is to be settled upon referral and refinancing. As a result, the portfolio will remain held-for-investment and will not be transferred to held-for-sale.
During the second quarter of 2023, Citi recorded a pretax release of approximately $1 million and a pretax charge of approximately $2 million (approximately $29 million and $12 million program-to-date) as Compensation and benefits composed of severance costs, reported in Legacy Franchises and Institutional Clients Group, respectively. Citi also recorded a pretax charge of approximately $4 million (approximately $17 million program-to-date) as Other operating expenses composed of vendor termination and other costs, reported in Legacy Franchises.
In connection with this wind-down, Citi expects to incur approximately $180 million in total estimated charges ($40 million in ICG and $140 million in Legacy Franchises, excluding the impact from any portfolio sales), of which approximately $58 million has been incurred program-to-date, largely driven by restructuring, vendor termination fees and other related charges.

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
PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth), providing traditional banking services and credit cards to retail and small business customers primarily in the U.S., and financial services to clients from affluent to ultra-high-net-worth through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
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

The following tables present certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

	Three Months Ended June 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$5,623	$4,520	$5,963	$5,569	$1,345	$1,474	$969	$401	$13,900	$11,964
Non-interest revenue	4,818	6,899	432	460	578	461	(292)	(146)	5,536	7,674
Total revenues, net of interest expense	$10,441	$11,419	$6,395	$6,029	$1,923	$1,935	$677	$255	$19,436	$19,638
Operating expense	7,286	6,434	4,204	3,985	1,778	1,814	302	160	13,570	12,393
Provisions (releases) for credit losses	58	(202)	1,579	1,355	300	121	(113)	—	1,824	1,274
Income (loss) from continuing operations before taxes	$3,097	$5,187	$612	$689	$(155)	$—	$488	$95	$4,042	$5,971
Provision (benefits) for income taxes	878	1,209	118	136	(33)	15	127	(178)	1,090	1,182
Income (loss) from continuing operations	$2,219	$3,978	$494	$553	$(122)	$(15)	$361	$273	$2,952	$4,789
Identifiable assets (June 30, 2023 and December 31, 2022)	$1,765	$1,730	$473	$494	$92	$97	$94	$96	$2,424	$2,417
Average loans	278	297	339	317	37	43	—	—	654	657
Average deposits	837	830	431	435	51	51	19	7	1,338	1,323
	Six Months Ended June 30,
In millions of dollars, except average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$10,651	$8,304	$11,897	$10,954	$2,635	$2,982	$2,065	$595	$27,248	$22,835
Non-interest revenue	11,023	14,275	946	980	2,140	884	(474)	(150)	13,635	15,989
Total revenues, net of interest expense	$21,674	$22,579	$12,843	$11,934	$4,775	$3,866	$1,591	$445	$40,883	$38,824
Operating expense	14,259	13,157	8,458	7,874	3,530	4,107	612	420	26,859	25,558
Provisions for credit losses	(14)	769	3,170	979	645	281	(2)	—	3,799	2,029
Income (loss) from continuing operations before taxes	$7,429	$8,653	$1,215	$3,081	$600	$(522)	$981	$25	$10,225	$11,237
Provision (benefits) for income taxes	1,912	2,017	232	668	116	(122)	361	(440)	2,621	2,123
Income (loss) from continuing operations	$5,517	$6,636	$983	$2,413	$484	$(400)	$620	$465	$7,604	$9,114
Average loans	$281	$293	$336	$315	$37	$45	$—	$—	$654	$653
Average deposits	845	828	433	441	51	53	22	6	1,351	1,328

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Interest revenue
Consumer loans	$8,962	$6,601	$17,586	$12,863
Corporate loans	5,094	2,894	9,753	5,348
Loan interest, including fees	$14,056	$9,495	$27,339	$18,211
Deposits with banks	3,049	658	6,080	954
Securities borrowed and purchased under agreements to resell	6,254	805	11,428	1,199
Investments, including dividends	4,451	2,370	8,595	4,420
Trading account assets(1)	3,752	1,659	6,499	2,805
Other interest-earning assets(2)	1,085	643	2,101	1,192
Total interest revenue	$32,647	$15,630	$62,042	$28,781
Interest expense
Deposits	$8,727	$1,420	$16,435	$2,291
Securities loaned and sold under agreements to repurchase	4,953	655	8,519	937
Trading account liabilities(1)	870	137	1,657	284
Short-term borrowings and other interest-bearing liabilities(3)	1,777	268	3,426	323
Long-term debt	2,420	1,186	4,757	2,111
Total interest expense	$18,747	$3,666	$34,794	$5,946
Net interest income	$13,900	$11,964	$27,248	$22,835
Provision for credit losses on loans	1,761	1,384	3,498	1,644
Net interest income after provision for credit losses on loans	$12,139	$10,580	$23,750	$21,191

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

The following tables present Commissions and fees revenue:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$598	$—	$—	$598	$1,324	$—	$—	$1,324
Brokerage commissions	360	182	34	576	774	359	78	1,211
Credit and bank card income
Interchange fees	361	2,555	164	3,080	694	4,902	334	5,930
Card-related loan fees	17	37	66	120	30	80	128	238
Card rewards and partner payments(1)	(202)	(2,904)	(91)	(3,197)	(376)	(5,567)	(183)	(6,126)
Deposit-related fees(2)	272	18	9	299	524	58	17	599
Transactional service fees	303	6	25	334	592	10	50	652
Corporate finance(3)	86	—	—	86	185	3	—	188
Insurance distribution revenue	—	61	27	88	—	119	61	180
Insurance premiums	—	1	25	26	—	2	46	48
Loan servicing	8	11	4	23	17	26	7	50
Other	1	51	48	99	7	107	89	204
Total commissions and fees(4)	$1,804	$18	$311	$2,132	$3,771	$99	$627	$4,498

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$845	$—	$—	$845	$1,753	$—	$—	$1,753
Brokerage commissions	393	213	53	659	853	454	121	1,428
Credit and bank card income
Interchange fees	321	2,435	227	2,983	561	4,534	448	5,543
Card-related loan fees	11	73	79	163	20	137	160	317
Card rewards and partner payments(1)	(165)	(2,871)	(160)	(3,196)	(282)	(5,370)	(332)	(5,984)
Deposit-related fees(2)	279	44	19	342	546	103	36	685
Transactional service fees	267	5	26	298	521	9	52	582
Corporate finance(3)	136	—	—	136	252	3	—	255
Insurance distribution revenue	—	56	33	89	—	108	69	177
Insurance premiums	—	1	22	23	—	2	46	48
Loan servicing	7	12	4	23	19	22	7	48
Other	3	49	35	87	2	97	69	168
Total commissions and fees(4)	$2,097	$17	$338	$2,452	$4,245	$99	$676	$5,020

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
(2)Overdraft fees are accounted for under ASC 310. Citi eliminated overdraft fees, returned item fees and overdraft protection fees beginning in June 2022. Includes overdraft fees (prior to the elimination of overdraft fees in June 2022) of $0 and $28 million for the three months ended June 30, 2023 and 2022, respectively.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(2,940) million and $(2,811) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended June 30, 2023 and 2022, respectively, and $(5,599) million and $(5,240) million for the six months ended June 30, 2023 and 2022, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$485	$22	$3	$510	$902	$42	$11	$955
Fiduciary fees	69	185	90	344	144	338	172	654
Guarantee fees	126	7	1	135	258	15	3	276
Total administration and other fiduciary fees(1)	$680	$214	$94	$989	$1,304	$395	$186	$1,885

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$506	$22	$2	$530	$952	$45	$5	$1,002
Fiduciary fees	68	196	79	343	133	401	159	693
Guarantee fees	134	14	2	150	266	24	4	294
Total administration and other fiduciary fees(1)	$708	$232	$83	$1,023	$1,351	$470	$168	$1,989

(1)    Administration and other fiduciary fees include $135 million and $150 million for the three months ended June 30, 2023 and 2022, respectively, and $276 million and $294 million for the six months ended June 30, 2023 and 2022, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

6. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk (as such, the trading desks can be periodically reorganized and thus the risk categories). Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of trading activities’ profitability (see Note 4 for information about net interest income related to trading activities). Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 22.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Interest rate risks(1)	$594	$1,418	$1,974	$2,688
Foreign exchange risks(2)	1,334	1,672	2,827	3,419
Equity risks(3)	205	345	839	1,276
Commodity and other risks(4)	469	612	967	1,063
Credit products and risks(5)	(74)	478	(140)	669
Total	$2,528	$4,525	$6,467	$9,115

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

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$30	$30	$—	$—	$—	$—
Interest cost on benefit obligation	123	105	102	79	4	4	27	23
Expected return on assets	(160)	(154)	(82)	(66)	(4)	(3)	(20)	(18)
Amortization of unrecognized:
Prior service (benefit)	—	—	(1)	(1)	(3)	(3)	(2)	(1)
Net actuarial loss (gain)	41	44	15	14	(2)	(2)	(5)	1
Curtailment (gain)(1)	—	—	—	(23)	—	—	—	—
Settlement loss (gain)(1)	—	—	1	(10)	—	—	—	—
Total net expense (benefit)	$4	$(5)	$65	$23	$(5)	$(4)	$—	$5

(1)    Curtailment and settlement relate to divestiture and wind-down activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$58	$64	$—	$—	$1	$1
Interest cost on benefit obligation	250	191	200	152	9	7	52	46
Expected return on assets	(321)	(308)	(163)	(132)	(7)	(6)	(39)	(38)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(3)	(3)	(5)	(5)	(4)	(4)
Net actuarial loss (gain)	79	100	34	27	(5)	(3)	(10)	2
Curtailment (gain)(1)	—	—	(8)	(23)	—	—	—	—
Settlement loss (gain)(1)	—	—	4	(10)	—	—	—	—
Total net expense (benefit)	$9	$(16)	$122	$75	$(8)	$(7)	$—	$7

(1)    Curtailment and settlement relate to divestiture and wind-down activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant Plans:

	Six Months Ended June 30, 2023
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,741	$6,375	$375	$1,013
Plans measured annually	(19)	(1,774)	—	(193)
Projected benefit obligation at beginning of year—Significant Plans	$9,722	$4,601	$375	$820
First-quarter activity	160	241	(1)	70
Projected benefit obligation at March 31, 2023—Significant Plans	$9,882	$4,842	$374	$890
Service cost	—	12	—	—
Interest cost on benefit obligation	122	84	4	23
Actuarial (gain) loss	(157)	3	(20)	23
Benefits paid, net of participants’ contributions	(230)	(83)	(11)	(19)
Foreign exchange impact and other	—	163	—	48
Projected benefit obligation at period end—Significant Plans	$9,617	$5,021	$347	$965
Change in plan assets
Plan assets at fair value at beginning of year	$10,145	$6,086	$253	$855
Plans measured annually	—	(1,226)	—	(7)
Plan assets at fair value at beginning of year—Significant Plans	$10,145	$4,860	$253	$848
First-quarter activity	143	225	5	73
Plan assets at fair value at March 31, 2023—Significant Plans	$10,288	$5,085	$258	$921
Actual return on plan assets	86	(75)	2	(4)
Company contributions, net of reimbursements	13	9	7	—
Benefits paid, net of participants’ contributions	(230)	(83)	(11)	(19)
Foreign exchange impact and other	—	143	—	47
Plan assets at fair value at period end—Significant Plans	$10,157	$5,079	$256	$945
Qualified plans(1)	$1,063	$58	$(91)	$(20)
Nonqualified plans(2)	(523)	—	—	—
Funded status of the plans at period end—Significant Plans	$540	$58	$(91)	$(20)
Net amount recognized at period end
Benefit asset	$1,063	$737	$—	$—
Benefit liability	(523)	(679)	(91)	(20)
Net amount recognized on the balance sheet—Significant Plans	$540	$58	$(91)	$(20)
Amounts recognized in AOCI at period end(3)
Prior service (expense) benefit	$—	$(2)	$78	$36
Net actuarial (loss) gain	(6,343)	(1,561)	127	(335)
Net amount recognized in equity (pretax)—Significant Plans	$(6,343)	$(1,563)	$205	$(299)
Accumulated benefit obligation at period end—Significant Plans	$9,617	$4,839	$347	$965

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

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of period balance, net of tax(1)(2)	$(5,859)	$(5,755)	$(5,681)	$(5,852)
Actuarial assumptions changes and plan experience	154	(115)	1,499	3,024
Net asset (loss) due to difference between actual and expected returns	(245)	(62)	(1,675)	(3,137)
Net amortization	45	88	52	116
Curtailment/settlement loss (gain)(3)	1	(4)	(32)	(32)
Foreign exchange impact and other	(111)	(219)	83	133
Change in deferred taxes, net	20	72	(16)	(22)
Change, net of tax	$(136)	$(240)	$(89)	$82
End of period balance, net of tax(1)(2)	$(5,995)	$(5,995)	$(5,770)	$(5,770)

(1)See Note 18 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities.

Plan Assumptions
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Significant Plans are as follows:

During the period	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Discount rate
U.S. plans
Qualified pension	5.15%	5.50%	3.80%
Nonqualified pension	5.20	5.55	3.85
Postretirement	5.25	5.60	3.85
Non-U.S. plans
Pension	2.05–10.65	2.20–10.60	1.10–10.00
Weighted average	7.64	7.55	5.55
Postretirement	10.70	10.60	10.10
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.00
Postretirement	5.70/3.00	5.70/3.00	5.00/1.50
Non-U.S. plans
Pension	4.10–9.90	4.50–9.90	1.90–8.00
Weighted average	6.26	6.40	4.15
Postretirement	8.70	8.70	8.00

At period ended	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Discount rate
U.S. plans
Qualified pension	5.40%	5.15%	4.80%
Nonqualified pension	5.45	5.20	4.80
Postretirement	5.50	5.25	4.75
Non-U.S. plans
Pension	1.80–10.40	2.05–10.65	2.00–10.75
Weighted average	7.72	7.64	6.68
Postretirement	10.40	10.70	10.75
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.00
Postretirement	5.70/3.00	5.70/3.00	5.00/1.50
Non-U.S. plans
Pension	4.50–9.90	4.10–9.90	2.00–8.00
Weighted average	6.56	6.26	4.72
Postretirement	8.70	8.70	8.00

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2023
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$6	$(7)
Non-U.S. plans	(1)	3
Postretirement
Non-U.S. plans	(1)	1

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2023.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2023 and 2022, as well as expected Company contributions for the remainder of 2023 and the actual contributions made in 2022:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Company contributions (reimbursements)(2)(3) for the six months ended June 30	$28	$28	$60	$389	$20	$(1)	$5	$5
Company contributions made during the remainder of the year(3)	—	27	—	105	—	15	—	4
Company contributions expected to be made during the remainder of the year	32		52		2		5

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

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
U.S. plans	$137	$119	$275	$238
Non-U.S. plans	114	99	228	205

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$1	$1
Total service-related expense	$1	$1	$1	$1
Non-service-related expense	—	1	5	6
Total net expense	$1	$2	$6	$7

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2023	2022	2023	2022
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$2,952	$4,789	$7,604	$9,114
Less: Noncontrolling interests from continuing operations	36	21	81	38
Net income from continuing operations (for EPS purposes)	$2,916	$4,768	$7,523	$9,076
Income (loss) from discontinued operations, net of taxes	(1)	(221)	(2)	(223)
Citigroup’s net income	$2,915	$4,547	$7,521	$8,853
Less: Preferred dividends	288	238	565	517
Net income available to common shareholders	$2,627	$4,309	$6,956	$8,336
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	33	35	68	60
Net income allocated to common shareholders for basic EPS	$2,594	$4,274	$6,888	$8,276
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,942.8	1,941.5	1,943.2	1,956.6
Basic earnings per share(1)
Income from continuing operations	$1.34	$2.32	$3.55	$4.34
Discontinued operations	—	(0.11)	—	(0.11)
Net income per share—basic	$1.34	$2.20	$3.54	$4.23
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$2,594	$4,274	$6,888	$8,276
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	15	11	26	19
Net income allocated to common shareholders for diluted EPS	$2,609	$4,285	$6,914	$8,295
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,942.8	1,941.5	1,943.2	1,956.6
Effect of dilutive securities
Options(2)	—	—	—	—
Other employee plans	25.8	16.6	23.1	16.6
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(3)	1,968.6	1,958.1	1,966.3	1,973.2
Diluted earnings per share(1)
Income from continuing operations	$1.33	$2.30	$3.52	$4.32
Discontinued operations	—	(0.11)	—	(0.11)
Net income per share—diluted(4)	$1.33	$2.19	$3.52	$4.20

(1)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(2)    During the second quarters of 2023 and 2022, no significant options to purchase shares of common stock were outstanding.
(3)    Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.
(4)    Due to rounding, income from continuing operations and discontinued operations may not sum to net income per share—diluted.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2023	December 31, 2022
Securities purchased under agreements to resell	$266,952	$291,272
Deposits paid for securities borrowed	70,177	74,165
Total, net(1)	$337,129	$365,437
Allowance for credit losses on securities purchased and borrowed(2)	(26)	(36)
Total, net of allowance	$337,103	$365,401

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$247,294	$183,827
Deposits received for securities loaned	12,741	18,617
Total, net(1)	$260,035	$202,444

(1)    The above tables do not include securities-for-securities lending transactions of $5.9 billion and $4.4 billion at June 30, 2023 and December 31, 2022, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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
A substantial portion of the resale and repurchase agreements is recorded at fair value as the Company elected the fair value option, as described in Notes 22 and 23. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 23. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and posts or obtains additional collateral in order to maintain contractual margin protection.
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

	As of June 30, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$485,998	$219,046	$266,952	$242,215	$24,737
Deposits paid for securities borrowed	86,876	16,699	70,177	12,418	57,759
Total	$572,874	$235,745	$337,129	$254,633	$82,496

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$466,340	$219,046	$247,294	$151,953	$95,341
Deposits received for securities loaned	29,440	16,699	12,741	1,893	10,848
Total	$495,780	$235,745	$260,035	$153,846	$106,189

	As of December 31, 2022
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$403,663	$112,391	$291,272	$204,077	$87,195
Deposits paid for securities borrowed	88,817	14,652	74,165	13,844	60,321
Total	$492,480	$127,043	$365,437	$217,921	$147,516

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$296,218	$112,391	$183,827	$71,635	$112,192
Deposits received for securities loaned	33,269	14,652	18,617	2,542	16,075
Total	$329,487	$127,043	$202,444	$74,177	$128,267

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$277,705	$107,162	$25,550	$55,923	$466,340
Deposits received for securities loaned	21,543	304	645	6,948	29,440
Total	$299,248	$107,466	$26,195	$62,871	$495,780

	As of December 31, 2022
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$138,710	$86,819	$25,119	$45,570	$296,218
Deposits received for securities loaned	25,388	267	2,121	5,493	33,269
Total	$164,098	$87,086	$27,240	$51,063	$329,487

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$185,547	$544	$186,091
State and municipal securities	1,465	—	1,465
Foreign government securities	176,437	593	177,030
Corporate bonds	16,729	246	16,975
Equity securities	21,548	27,561	49,109
Mortgage-backed securities	54,842	314	55,156
Asset-backed securities	2,906	—	2,906
Other	6,866	182	7,048
Total	$466,340	$29,440	$495,780

	As of December 31, 2022
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$99,979	$106	$100,085
State and municipal securities	1,911	—	1,911
Foreign government securities	123,826	13	123,839
Corporate bonds	14,308	45	14,353
Equity securities	9,749	33,096	42,845
Mortgage-backed securities	36,225	—	36,225
Asset-backed securities	1,755	—	1,755
Other	8,465	9	8,474
Total	$296,218	$33,269	$329,487

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2023	December 31, 2022
Receivables from customers	$16,305	$15,462
Receivables from brokers, dealers and clearing organizations	44,545	38,730
Total brokerage receivables(1)	$60,850	$54,192
Payables to customers	$50,450	$55,747
Payables to brokers, dealers and clearing organizations	18,983	13,471
Total brokerage payables(1)	$69,433	$69,218

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2023	December 31, 2022
Debt securities available-for-sale (AFS)	$237,334	$249,679
Debt securities held-to-maturity (HTM)(1)	262,066	268,863
Marketable equity securities carried at fair value(2)	296	429
Non-marketable equity securities carried at fair value(2)(5)	433	466
Non-marketable equity securities measured using the measurement alternative(3)	1,618	1,676
Non-marketable equity securities carried at cost(4)	5,398	5,469
Total investments(6)	$507,145	$526,582

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
(5)    Includes $24 million and $27 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at June 30, 2023 and December 31, 2022, respectively.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2023 and December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended June 30, 2023 and 2022.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Taxable interest	$4,284	$2,274	$8,284	$4,287
Interest exempt from U.S. federal income tax	84	38	169	43
Dividend income	83	58	142	90
Total interest and dividend income on investments	$4,451	$2,370	$8,595	$4,420

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Gross realized investment gains	$91	$27	$179	$180
Gross realized investment losses	(42)	(85)	(58)	(158)
Net realized gains (losses) on sales of investments	$49	$(58)	$121	$22

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2023					December 31, 2022
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$15,578	$82	$697	$—	$14,963	$12,009	$8	$755	$—	$11,262
Residential	340	—	3	—	337	488	—	3	—	485
Commercial	2	—	—	—	2	2	—	—	—	2
Total mortgage-backed securities	$15,920	$82	$700	$—	$15,302	$12,499	$8	$758	$—	$11,749
U.S. Treasury and federal agency securities
U.S. Treasury	$84,250	$23	$2,030	$—	$82,243	$94,732	$50	$2,492	$—	$92,290
Agency obligations	—	—	—	—	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$84,250	$23	$2,030	$—	$82,243	$94,732	$50	$2,492	$—	$92,290
State and municipal	$2,305	$24	$127	$—	$2,202	$2,363	$19	$159	$—	$2,223
Foreign government	126,967	356	2,053	—	125,270	135,648	569	2,940	—	133,277
Corporate	5,596	13	277	5	5,327	5,146	19	246	3	4,916
Asset-backed securities(1)	842	7	3	—	846	1,022	12	4	—	1,030
Other debt securities	6,145	2	3	—	6,144	4,198	1	5	—	4,194
Total debt securities AFS	$242,025	$507	$5,193	$5	$237,334	$255,608	$678	$6,604	$3	$249,679

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 20 for mortgage- and asset-backed securitizations in which the Company has other involvement.
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
(3)Amortized cost includes unallocated portfolio layer cumulative basis adjustments of $(0.2) billion as of June 30, 2023. Gross unrealized gains and gross unrealized losses on mortgage-backed securities excluding the effect of unallocated portfolio layer cumulative basis adjustments were $32 million and $848 million, respectively, as of June 30, 2023.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed(1)	$2,276	$73	$9,385	$624	$11,661	$697
Residential	331	3	—	—	331	3
Commercial	—	—	2	—	2	—
Total mortgage-backed securities	$2,607	$76	$9,387	$624	$11,994	$700
U.S. Treasury and federal agency securities
U.S. Treasury	$20,820	$743	$48,429	$1,287	$69,249	$2,030
Total U.S. Treasury and federal agency securities	$20,820	$743	$48,429	$1,287	$69,249	$2,030
State and municipal	$414	$14	$847	$113	$1,261	$127
Foreign government	63,765	1,446	19,543	607	83,308	2,053
Corporate	2,893	220	1,583	57	4,476	277
Asset-backed securities	640	3	—	—	640	3
Other debt securities	1,491	3	—	—	1,491	3
Total debt securities AFS	$92,630	$2,505	$79,789	$2,688	$172,419	$5,193
December 31, 2022
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$7,908	$412	$3,290	$343	$11,198	$755
Residential	158	3	1	—	159	3
Commercial	1	—	1	—	2	—
Total mortgage-backed securities	$8,067	$415	$3,292	$343	$11,359	$758
U.S. Treasury and federal agency securities
U.S. Treasury	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
State and municipal	$896	$31	$707	$128	$1,603	$159
Foreign government	82,900	2,332	14,220	608	97,120	2,940
Corporate	3,082	209	784	37	3,866	246
Asset-backed securities	708	4	—	—	708	4
Other debt securities	2,213	5	—	—	2,213	5
Total debt securities AFS	$138,567	$3,997	$53,695	$2,607	$192,262	$6,604

(1)    Gross unrealized losses on mortgage-backed securities excluding the effect of unallocated portfolio layer cumulative basis adjustments were $82 million and $767 million for less than 12 months and 12 months or longer, respectively.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2023		December 31, 2022
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$4	$4	$42	$44
After 1 but within 5 years	403	393	523	513
After 5 but within 10 years	500	473	468	440
After 10 years	15,214	14,432	11,466	10,752
Total(2)	$16,121	$15,302	$12,499	$11,749
U.S. Treasury and federal agency securities
Due within 1 year	$25,343	$25,156	$25,935	$25,829
After 1 but within 5 years	58,339	56,565	68,455	66,166
After 5 but within 10 years	568	522	342	295
After 10 years	—	—	—	—
Total	$84,250	$82,243	$94,732	$92,290
State and municipal
Due within 1 year	$14	$12	$19	$18
After 1 but within 5 years	93	92	94	92
After 5 but within 10 years	279	275	305	302
After 10 years	1,919	1,823	1,945	1,811
Total	$2,305	$2,202	$2,363	$2,223
Foreign government
Due within 1 year	$55,587	$55,384	$64,795	$64,479
After 1 but within 5 years	66,904	65,612	67,935	66,150
After 5 but within 10 years	3,897	3,725	2,491	2,250
After 10 years	579	549	427	398
Total	$126,967	$125,270	$135,648	$133,277
All other(3)
Due within 1 year	$5,763	$5,759	$4,452	$4,441
After 1 but within 5 years	6,174	5,962	5,162	4,988
After 5 but within 10 years	588	583	695	693
After 10 years	58	13	57	18
Total	$12,583	$12,317	$10,366	$10,140
Total debt securities AFS(2)	$242,226	$237,334	$255,608	$249,679

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 20 for more information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio layer cumulative basis adjustments of $(0.2) billion as of June 30, 2023.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$83,541	$6	$9,708	$73,839
Non-U.S. residential	362	—	—	362
Commercial	1,145	—	149	996
Total mortgage-backed securities	$85,048	$6	$9,857	$75,197
U.S. Treasury securities	$134,944	$—	$13,091	$121,853
State and municipal	9,181	35	628	8,588
Foreign government	2,360	—	93	2,267
Asset-backed securities(2)	30,533	—	417	30,116
Total debt securities HTM, net	$262,066	$41	$24,086	$238,021
December 31, 2022
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$90,063	$58	$10,033	$80,088
Non-U.S. residential	445	—	—	445
Commercial	1,114	5	1	1,118
Total mortgage-backed securities	$91,622	$63	$10,034	$81,651
U.S. Treasury securities	$134,961	$—	$13,722	$121,239
State and municipal	9,237	34	764	8,507
Foreign government	2,075	—	93	1,982
Asset-backed securities(2)	30,968	4	703	30,269
Total debt securities HTM, net	$268,863	$101	$25,316	$243,648

(1)Amortized cost is reported net of ACL of $99 million and $120 million at June 30, 2023 and December 31, 2022, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 20 for mortgage- and asset-backed securitizations in which the Company has other involvement.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2023		December 31, 2022
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$15	$15	$27	$27
After 1 but within 5 years	690	655	520	505
After 5 but within 10 years	1,254	1,141	1,496	1,374
After 10 years	83,089	73,386	89,579	79,745
Total	$85,048	$75,197	$91,622	$81,651
U.S. Treasury securities
Due within 1 year	$3,149	$3,077	$3,148	$3,017
After 1 but within 5 years	120,838	109,351	86,617	79,104
After 5 but within 10 years	10,957	9,425	45,196	39,118
After 10 years	—	—	—	—
Total	$134,944	$121,853	$134,961	$121,239
State and municipal
Due within 1 year	$36	$35	$22	$21
After 1 but within 5 years	104	102	102	100
After 5 but within 10 years	1,222	1,183	1,002	967
After 10 years	7,819	7,268	8,111	7,419
Total	$9,181	$8,588	$9,237	$8,507
Foreign government
Due within 1 year	$163	$161	$143	$139
After 1 but within 5 years	2,197	2,106	1,932	1,843
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$2,360	$2,267	$2,075	$1,982
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	12,232	12,141	11,751	11,583
After 10 years	18,301	17,975	19,217	18,686
Total	$30,533	$30,116	$30,968	$30,269
Total debt securities HTM	$262,066	$238,021	$268,863	$243,648

(1)Amortized cost is reported net of ACL of $99 million and $120 million at June 30, 2023 and December 31, 2022, respectively.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at June 30, 2023 or December 31, 2022.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2023 or December 31, 2022.

Evaluating Investments for Impairment—AFS Debt Securities

Overview
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	43	90	94	180
Total impairment losses recognized in earnings	$43	$90	$94	$180

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS securities held that the Company does not intend to sell nor will likely be required to sell was $5 million and $3 million as of June 30, 2023 and December 31, 2022, respectively.

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
When the qualitative assessment indicates that the equity security is impaired, its fair value is determined. If the fair value of the investment is less than its carrying value, the investment is written down to fair value through earnings.
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2023 and December 31, 2022:

In millions of dollars	June 30, 2023	December 31, 2022
Measurement alternative:
Carrying value	$1,618	$1,676

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Measurement alternative(1):
Impairment losses	$28	$6	$63	$6
Downward changes for observable prices	—	—	20	—
Upward changes for observable prices	3	48	33	134

(1)     See Note 22 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2023
Measurement alternative:
Impairment losses	$282
Downward changes for observable prices	26
Upward changes for observable prices	900

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2023 and 2022, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

Corporate Loans
Corporate loans represent loans and leases managed by ICG and the Mexico SBMM component of Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2023	December 31, 2022
In North America offices(1)
Commercial and industrial	$59,790	$56,176
Financial institutions	36,268	43,399
Mortgage and real estate(2)	17,495	17,829
Installment and other	22,153	23,767
Lease financing	224	308
Total	$135,930	$141,479
In offices outside North America(1)
Commercial and industrial	$95,836	$93,967
Financial institutions	21,701	21,931
Mortgage and real estate(2)	6,076	4,179
Installment and other	23,395	23,347
Lease financing	49	46
Governments and official institutions	3,034	4,205
Total	$150,091	$147,675
Corporate loans, net of unearned income(3)(4)(5)	$286,021	$289,154

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($795) million and ($797) million at June 30, 2023 and December 31, 2022, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(4)Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2023 and December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet.
(5)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three months ended June 30, 2023 and 2022.

The Company sold and/or reclassified to held-for-sale $1.3 billion and $2.9 billion of corporate loans during the three and six months ended June 30, 2023, respectively, and $1.1 billion and $1.5 billion of corporate loans during the three and six months ended June 30, 2022, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2023 or 2022.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$500	$197	$697	$856	$151,038	$152,591
Financial institutions	10	11	21	93	57,480	57,594
Mortgage and real estate	6	24	30	291	23,180	23,501
Lease financing	—	—	—	—	273	273
Other	56	35	91	21	46,421	46,533
Loans at fair value						5,529
Total	$572	$267	$839	$1,261	$278,392	$286,021

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2022

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$763	$594	$1,357	$860	$145,586	$147,803
Financial institutions	233	102	335	152	64,420	64,907
Mortgage and real estate	30	12	42	33	21,874	21,949
Lease financing	—	1	1	10	343	354
Other	145	18	163	67	48,788	49,018
Loans at fair value						5,123
Total	$1,171	$727	$1,898	$1,122	$281,011	$289,154

(1)Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)Non-accrual loans generally include those loans that are 90 days or more past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectibility of the loan in full, that the payment of interest and/or principal is doubtful.
(3)Loans less than 30 days past due are presented as current.
(4)The Total loans column includes loans at fair value, which are not included in the various delinquency columns, and therefore the tables’ total rows will not cross-foot.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$40,041	$8,089	$5,285	$2,809	$3,151	$8,415	$37,929	$105,719
Financial institutions(4)	6,390	4,490	3,816	572	708	2,087	30,865	48,928
Mortgage and real estate	1,731	4,803	3,752	3,639	1,791	2,259	131	18,106
Other(5)	2,174	6,621	1,335	958	734	4,797	26,251	42,870
Total investment grade	$50,336	$24,003	$14,188	$7,978	$6,384	$17,558	$95,176	$215,623
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$14,071	$6,408	$2,351	$1,666	$907	$3,657	$16,956	$46,016
Financial institutions(4)	3,421	1,552	892	23	437	176	2,072	8,573
Mortgage and real estate	608	544	782	510	725	1,419	516	5,104
Other(5)	559	756	478	372	497	108	1,145	3,915
Non-accrual
Commercial and industrial(4)	5	81	59	9	52	159	491	856
Financial institutions	—	3	35	—	8	—	47	93
Mortgage and real estate	3	—	38	8	103	86	53	291
Other(5)	1	4	1	—	—	11	4	21
Total non-investment grade	$18,668	$9,348	$4,636	$2,588	$2,729	$5,616	$21,284	$64,869
Loans at fair value(6)								$5,529
Corporate loans, net of unearned income	$69,004	$33,351	$18,824	$10,566	$9,113	$23,174	$116,460	$286,021

	Recorded investment in loans(1)
	Term loans by year of origination(7)						Revolving line of credit arrangements(2)	December 31, 2022
In millions of dollars	2022	2021	2020	2019	2018	Prior
Investment grade(3)
Commercial and industrial(4)	$40,639	$6,124	$3,620	$3,458	$2,617	$7,048	$38,358	$101,864
Financial institutions(4)	11,850	3,877	835	922	333	1,327	37,462	56,606
Mortgage and real estate	4,436	3,236	4,010	2,619	1,127	1,706	152	17,286
Other(5)	7,649	2,687	1,439	643	2,119	3,832	26,805	45,174
Total investment grade	$64,574	$15,924	$9,904	$7,642	$6,196	$13,913	$102,777	$220,930
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,278	$3,139	$1,973	$1,331	$965	$3,546	$16,848	$45,080
Financial institutions(4)	4,708	630	197	254	47	240	2,073	8,149
Mortgage and real estate	582	835	429	729	783	801	472	4,631
Other(5)	1,244	559	391	413	1	219	1,292	4,119
Non-accrual
Commercial and industrial(4)	1	12	99	115	49	105	479	860
Financial institutions	41	34	—	—	—	—	77	152
Mortgage and real estate	10	4	—	—	—	19	—	33
Other(5)	6	—	26	8	10	11	16	77
Total non-investment grade	$23,870	$5,213	$3,115	$2,850	$1,855	$4,941	$21,257	$63,101
Loans at fair value(6)								$5,123
Corporate loans, net of unearned income	$88,444	$21,137	$13,019	$10,492	$8,051	$18,854	$124,034	$289,154

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

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the six months ended June 30, 2023, by year of loan origination:

	For the Six Months Ended June 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$8	$—	$—	$1	$—	$2	$48	$59
Financial institutions	—	—	—	—	—	—	33	33
Mortgage and real estate	—	—	—	1	—	2	—	3
Other(1)	—	—	—	—	—	—	30	30
Total	$8	$—	$—	$2	$—	$4	$111	$125

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	June 30, 2023		December 31, 2022
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$528	$221	$583	$268
Financial institutions	87	48	149	51
Mortgage and real estate	153	25	33	4
Other	1	1	—	—
Total non-accrual corporate loans with specific allowances	$769	$295	$765	$323
Non-accrual corporate loans without specific allowances
Commercial and industrial	$328	N/A	$277	N/A
Financial institutions	6	N/A	3	N/A
Mortgage and real estate	138	N/A	—	N/A
Lease financing	—	N/A	10	N/A
Other	20	N/A	67	N/A
Total non-accrual corporate loans without specific allowances	$492	N/A	$357	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and six months ended June 30, 2023 was $13 million and $24 million, respectively, and for the three and six months ended June 30, 2022 was $11 million and $23 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following table details corporate loan modifications granted during the three and six months ended June 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Six Months Ended June 30, 2023
In millions of dollars, except for weighted average term extension	Total modifications balance at June 30, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(5)	Weighted average term extension (months)
Three Months Ended June 30, 2023
Commercial and industrial	$66	$65	$1	22
Financial institutions	—	—	—	—
Mortgage and real estate	47	46	1	24
Other(4)	—	—	—	—
Total	$113	$111	$2
Six Months Ended June 30, 2023
Commercial and industrial	$121	$95	$26	21
Financial institutions	—	—	—	—
Mortgage and real estate	49	48	1	23
Other(4)	—	—	—	—
Total	$170	$143	$27

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of June 30, 2023.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $492 million as of June 30, 2023.
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
(5)Payment delays either for principal or interest payments had an immaterial financial impact.

The following table presents the Company’s three and six months ended June 30, 2022 corporate troubled debt restructurings (TDRs), under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023:

	For the Three and Six Months Ended June 30, 2022
In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2022
Commercial and industrial	$3	$—	$—	$3
Other(3)	23	—	—	23
Total	$26	$—	$—	$26
Six Months Ended June 30, 2022
Commercial and industrial	$15	$—	$—	$15
Other(3)	23	1	—	22
Total	$38	$1	$—	$37

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

Performance of Modified Corporate Loans
The following table presents the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the six months ended June 30, 2023:

	As of June 30, 2023(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$121	$121	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	49	49	—	—
Other(2)	—	—	—	—
Total	$170	$170	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three and six months ended June 30, 2023. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.
The following table presents the Company’s three and six months ended June 30, 2022 corporate TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023, that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

		TDR loans that re-defaulted within one year of modification during the
In millions of dollars	TDR balances at June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Commercial and industrial	$148	$—	$—
Mortgage and real estate	16	—	—
Other(1)	39	—	—
Total(2)	$203	$—	$—

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
•Credit cards in offices outside North America primarily represent unsecured credit card lending to customers of PBWM and Legacy Franchises, primarily in Asia and Mexico.
•Personal, small business and other loans in offices outside North America are primarily composed of secured and unsecured loans to customers of PBWM and Legacy Franchises. A significant portion of PBWM loans is classifiably managed and represents loans to high credit quality Private bank customers who have historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$101,780	$371	$285	$244	$102,680	$101	$380	$481	$139
Home equity loans(8)(9)	3,869	35	96	—	4,000	46	139	185	—
Credit cards	149,487	1,741	1,723	—	152,951	—	—	—	1,723
Personal, small business and other(10)	37,038	89	29	5	37,161	4	34	38	7
Total	$292,174	$2,236	$2,133	$249	$296,792	$151	$553	$704	$1,869
In offices outside North America(6)
Residential mortgages(7)	$26,950	$48	$92	$—	$27,090	$—	$328	$328	$18
Credit cards	13,344	180	190	—	13,714	—	172	172	60
Personal, small business and other(10)	36,848	108	39	—	36,995	—	117	117	—
Total	$77,142	$336	$321	$—	$77,799	$—	$617	$617	$78
Total Citigroup(11)(12)	$369,316	$2,572	$2,454	$249	$374,591	$151	$1,170	$1,321	$1,947

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2022

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$95,023	$421	$316	$279	$96,039	$86	$434	$520	$163
Home equity loans(8)(9)	4,407	38	135	—	4,580	51	151	202	—
Credit cards	147,717	1,511	1,415	—	150,643	—	—	—	1,415
Personal, small business and other(10)	37,635	88	22	7	37,752	3	23	26	11
Total	$284,782	$2,058	$1,888	$286	$289,014	$140	$608	$748	$1,589
In offices outside North America(6)
Residential mortgages(7)	$27,946	$62	$106	$—	$28,114	$—	$305	$305	$13
Credit cards	12,659	147	149	—	12,955	—	127	127	56
Personal, small business and other(10)	37,869	105	10	—	37,984	—	137	137	—
Total	$78,474	$314	$265	$—	$79,053	$—	$569	$569	$69
Total Citigroup(11)(12)	$363,256	$2,372	$2,153	$286	$368,067	$140	$1,177	$1,317	$1,658

(1)Loans less than 30 days past due are presented as current.
(2)Includes $237 million and $237 million at June 30, 2023 and December 31, 2022, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $30.6 billion and $17.9 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at June 30, 2023. Excludes delinquencies on $31.5 billion and $17.8 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at December 31, 2022.
(4)Loans modified under Citi’s COVID-19 consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification. Most modified loans in North America would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed).
(5)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.2 billion at June 30, 2023 and December 31, 2022, respectively.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.2 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $20.4 billion of residential mortgages outside North America related to the Global Wealth business at June 30, 2023. Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.8 billion of residential mortgages outside North America related to the Global Wealth business at December 31, 2022.
(8)Includes approximately $0.1 billion and $0.1 billion at June 30, 2023 and December 31, 2022, respectively, of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(10)Includes loans related to the Global Wealth business: $33.1 billion in North America, approximately $30.6 billion of which are classifiably managed, and as of June 30, 2023 approximately 99% were rated investment grade; and $26.0 billion outside North America, approximately $17.9 billion of which are classifiably managed, and as of June 30, 2023 approximately 93% were rated investment grade. Includes loans related to the Global Wealth business: $34.0 billion in North America, approximately $31.5 billion of which are classifiably managed, and as of December 31, 2022 approximately 98% were rated investment grade; and $26.6 billion outside North America, approximately $17.8 billion of which are classifiably managed, and as of December 31, 2022 approximately 94% were rated investment grade. The classifiably managed portion of these loans is shown as “current” because the delinquency status is not applicable, since these loans are primarily evaluated for credit risk based on their internal risk classification.
(11)Consumer loans are net of unearned income of $769 million and $712 million at June 30, 2023 and December 31, 2022, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(12)Not included in the balances above are approximately $1 billion and $1 billion of accrued interest receivable at June 30, 2023 and December 31, 2022, respectively, which are included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees). When a loan becomes non-accrual or, if not subject to a non-accrual policy, is charged off per the Company’s charge-off policy, any accrued interest receivable is also reversed against the interest income. During the three and six months ended June 30, 2023, the Company reversed accrued interest of approximately $0.3 billion and $0.5 billion, respectively, primarily related to credit card loans. During the three and six months ended June 30, 2022, the Company reversed accrued interest of approximately $0.2 billion and $0.3 billion, respectively, primarily related to credit card loans.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
In North America offices(1)
Residential first mortgages	$3	$3	$6	$6
Home equity loans	1	1	3	2
Credit cards	—	—	—	—
Personal, small business and other	1	1	1	1
Total	$5	$5	$10	$9
In offices outside North America(1)
Residential mortgages	$4	$—	$5	$—
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$4	$—	$5	$—
Total Citigroup	$9	$5	$15	$9

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the three and six months ended June 30, 2023, the Company sold and/or reclassified to held-for-sale $2 million and $1.8 billion of consumer loans, respectively. During the three and six months ended June 30, 2022, the Company sold and/or reclassified to held-for-sale $367 million and $374 million of consumer loans, respectively. The increase was due to the reclassification of a portfolio to HFS in the first quarter of 2023. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three and six months ended June 30, 2023 or 2022. Loans held by a business for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. With respect to Citi’s consumer loan portfolio outside of the U.S. as of June 30, 2023 and December 31, 2022 ($79.3 billion and $80.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (for additional information on loans outside of the U.S., see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)(2)	June 30, 2023
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2023	$151	$2,704	$5,671
2022	717	6,659	13,618
2021	602	5,747	12,540
2020	393	4,360	10,860
2019	312	2,345	5,350
Prior	2,185	7,099	13,907
Total residential first mortgages	$4,360	$28,914	$61,946	$—	$7,460	$102,680
Home equity loans (pre-reset)	$490	$1,212	$1,736
Home equity loans (post-reset)	71	76	45
Home equity term loans	92	137	108
2023	—	—	—
2022	—	—	—
2021	—	1	1
2020	1	2	2
2019	1	1	1
Prior	90	133	104
Total home equity loans	$653	$1,425	$1,889	$—	$33	$4,000
Credit cards	$29,111	$59,069	$60,712
Revolving loans converted to term loans(5)	913	357	54
Total credit cards(6)	$30,024	$59,426	$60,766	$—	$2,136	$152,352
Personal, small business and other
2023	$10	$45	$105
2022	268	515	712
2021	80	129	151
2020	11	14	20
2019	13	14	16
Prior	126	181	135
Total personal, small business and other(7)(8)	$508	$898	$1,139	$30,596	$3,101	$36,242
Total	$35,545	$90,663	$125,740	$30,596	$12,730	$295,274

FICO score distribution—U.S. portfolio(1)(2)	December 31, 2022
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(3)	FICO not available(4)	Total loans
Residential first mortgages
2022	$691	$7,530	$12,928
2021	639	5,933	12,672
2020	431	4,621	10,936
2019	321	2,505	5,445
2018	302	1,072	1,899
Prior	2,020	6,551	12,649
Total residential first mortgages	$4,404	$28,212	$56,529		$6,894	$96,039
Home equity line of credit (pre-reset)	$552	$1,536	$1,876
Home equity line of credit (post-reset)	62	65	40
Home equity term loans	106	151	117
2022	—	—	—
2021	—	1	1
2020	1	2	2
2019	1	2	2
2018	1	2	1
Prior	103	144	111
Total home equity loans	$720	$1,752	$2,033		$75	$4,580
Credit cards	$27,901	$58,213	$60,896
Revolving loans converted to term loans(5)	766	354	54
Total credit cards(6)	$28,667	$58,567	$60,950		$1,914	$150,098
Personal, small business and other
2022	$247	$546	$800
2021	96	170	210
2020	15	20	30
2019	21	23	28
2018	10	10	9
Prior	126	190	144
Total personal, small business and other(7)(8)	$515	$959	$1,221	$31,478	$2,639	$36,812
Total	$34,306	$89,490	$120,733	$31,478	$11,522	$287,529

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
(3)    These personal, small business and other loans without a FICO score available include $30.6 billion and $31.5 billion of Private bank loans as of June 30, 2023 and December 31, 2022, respectively, which are classifiably managed within Global Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of June 30, 2023 and December 31, 2022, approximately 99% and 98% of these loans, respectively, were rated investment grade.
(4)    FICO scores not available related to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(5)    Not included in the tables above are $63 million and $75 million of revolving credit card loans outside of the U.S. that were converted to term loans as of June 30, 2023 and December 31, 2022, respectively.
(6)    Excludes $599 million and $545 million of balances related to Canada for June 30, 2023 and December 31, 2022, respectively.
(7)    Excludes $919 million and $940 million of balances related to Canada for June 30, 2023 and December 31, 2022, respectively.
(8)    Includes approximately $49 million and $67 million of personal revolving loans that were converted to term loans for June 30, 2023 and December 31, 2022, respectively.

Consumer Gross Credit Losses
The following table provides details on gross credit losses recognized during the six months ended June 30, 2023, by year of loan origination:

In millions of dollars	Six Months Ended June 30, 2023
Residential first mortgages
2023	$—
2022	1
2021	—
2020	1
2019	3
Prior	20
Total residential first mortgages	$25
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	1
Total home equity loans	$3
Credit cards	$2,925
Revolving loans converted to term loans	87
Total credit cards	$3,012
Personal, small business and other
2023	$69
2022	89
2021	56
2020	23
2019	27
Prior	84
Total personal, small business and other	$348
Total Citigroup	$3,388

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

LTV distribution—U.S. portfolio	June 30, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$6,634	$1,975	$6
2022	16,146	5,916	43
2021	18,846	1,096	33
2020	16,451	362	1
2019	8,395	226	26
Prior	25,029	318	78
Total residential first mortgages	$91,501	$9,893	$187	$1,099	$102,680
Home equity loans (pre-reset)	$3,167	$28	$9
Home equity loans (post-reset)	491	8	13
Total home equity loans	$3,658	$36	$22	$284	$4,000
Total	$95,159	$9,929	$209	$1,383	$106,680

LTV distribution—U.S. portfolio	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2022	$15,644	$6,497	$40
2021	19,104	1,227	33
2020	16,935	267	1
2019	8,789	140	23
2018	3,598	74	9
Prior	22,367	132	74
Total residential first mortgages	$86,437	$8,337	$180	$1,085	$96,039
Home equity loans (pre-reset)	$3,677	$36	$56
Home equity loans (post-reset)	627	12	27
Total home equity loans	$4,304	$48	$83	$145	$4,580
Total	$90,741	$8,385	$263	$1,230	$100,619

(1)Residential first mortgages with no LTV information available includes government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	June 30, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$1,847	$620	$—
2022	3,356	1,102	33
2021	3,713	1,069	44
2020	2,845	385	—
2019	2,775	63	1
Prior	8,942	44	8
Total	$23,478	$3,283	$86	$243	$27,090

LTV distribution—outside of U.S. portfolio(1)	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2022	$3,106	$975	$294
2021	4,144	964	273
2020	3,293	502	25
2019	3,048	92	1
2018	2,074	48	—
Prior	9,201	36	7
Total	$24,866	$2,617	$600	$31	$28,114

(1)Mortgage portfolios outside of the U.S. are primarily in Global Wealth. As of June 30, 2023 and December 31, 2022, mortgage portfolios outside of the U.S. had an average LTV of approximately 52% and 51%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at June 30, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	2Q23 NCL ratio	2Q22 NCL ratio
Residential mortgages(3)	$27,090	$—	$27,090	0.18%	0.34%	(0.01)%	0.04%
Credit cards	13,714	—	13,714	1.31	1.39	3.98	3.08
Personal, small business and other(4)	36,995	17,902	19,093	0.57	0.20	0.91	0.55
Total	$77,799	$17,902	$59,897	0.56%	0.54%	1.12%	0.72%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2022	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$28,114	$—	$28,114	0.22%	0.38%
Credit cards	12,955	—	12,955	1.13	1.15
Personal, small business and other(4)	37,984	17,762	20,222	0.52	0.05
Total	$79,053	$17,762	$61,291	0.51%	0.43%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of June 30, 2023 and December 31, 2022, approximately 93% and 94% of these loans, respectively, were rated investment grade.
(3)    Includes $20.4 billion and $19.8 billion as of June 30, 2023 and December 31, 2022, respectively, of residential mortgages related to the Global Wealth business.
(4)    Includes $26.0 billion and $26.6 billion as of June 30, 2023 and December 31, 2022, respectively, of loans related to the Global Wealth business.

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

Credit Cards
Citi seeks to assist credit card borrowers who are experiencing financial difficulty by offering long-term loan modification programs. These modifications generally involve reducing the interest rate on the credit card, placing the customer on a fixed payment plan not to exceed 60 months and canceling the customer’s available line of credit. Citi also grants modifications to credit card borrowers working with third-party renegotiation agencies that seek to restructure customers’ entire unsecured debt. In both circumstances, if the cardholder does not comply with the modified payment terms, the credit card loan continues to age and will ultimately be charged off in accordance with Citi’s standard charge-off policy. In certain situations, Citi may forgive a portion of an outstanding balance if the borrower pays a required amount.
Residential Mortgages
Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. These loans continue to age and accrue interest in accordance with their original contractual terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and six months ended June 30, 2023, $15 million and $26 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $1 million and $2 million had gone through Chapter 7 bankruptcy during the three and six months ended June 30, 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and six months ended June 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended June 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay(4)	Weighted average interest rate reduction %	Weighted average term extension (months)	Weighted average delay in payments (months)
In North America offices(5)
Residential first mortgages(6)	0.05%	$47	$1	$15	$29	$2	$—	1%	191	6
Home equity loans	0.23	9	—	—	1	8	—	2	119	6
Credit cards	0.18	275	275	—	—	—	—	22	—	—
Personal, small business and other	0.01	4	—	1	—	3	—	6	13	—
Total	0.11%	$335	$276	$16	$30	$13	$—
In offices outside North America(5)
Residential mortgages	1.03%	$278	$3	$—	$—	$—	$275	—%	1	1
Credit cards	0.09	12	12	—	—	—	—	18	—	—
Personal, small business and other	0.02	7	1	2	—	4	—	9	20	—
Total	0.38%	$297	$16	$2	$—	$4	$275

			For the Six Months Ended June 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay(4)	Weighted average interest rate reduction %	Weighted average term extension (months)	Weighted average delay in payments (months)
In North America offices(5)
Residential first mortgages(6)	0.10%	$100	$1	$30	$64	$5	$—	1%	187	6
Home equity loans	0.48	19	—	—	6	13	—	2	120	6
Credit cards	0.33	499	499	—	—	—	—	22	—	—
Personal, small business and other	0.02	6	1	1	—	4	—	6	14	—
Total	0.21%	$624	$501	$31	$70	$22	$—
In offices outside North America(5)
Residential mortgages	1.09%	$296	$5	$—	$—	$1	$290	—%	2	2
Credit cards	0.17	23	23	—	—	—	—	18	—	—
Personal, small business and other	0.04	16	3	4	—	9	—	8	21	—
Total	0.43%	$335	$31	$4	$—	$10	$290

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three and six months ended June 30, 2023, Citi granted forgiveness of $16 million and $26 million, respectively, in credit card loans, and $1 million and $1 million, respectively, in personal, small business and other loans that had no outstanding balance at June 30, 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2023.
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
(5)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three and six months ended June 30, 2023.

The following tables present the Company’s three and six months ended June 30, 2022 consumer TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023:

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended June 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	279	$56	$—	$—	$—	—%
Home equity loans	103	7	—	—	—	—
Credit cards	36,820	157	—	—	—	18
Personal, small business and other	105	1	—	—	—	5
Total(7)	37,307	$221	$—	$—	$—
International
Residential mortgages	110	$4	$—	$—	$—	—%
Credit cards	3,462	13	—	—	—	27
Personal, small business and other	595	7	—	—	—	8
Total(7)	4,167	$24	$—	$—	$—

	For the Six Months Ended June 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	625	$137	$—	$—	$—	—%
Home equity loans	207	16	—	—	—	—
Credit cards	77,560	330	—	—	—	17
Personal, small business and other	251	2	—	—	—	5
Total(7)	78,643	$485	$—	$—	$—
International
Residential first mortgages	293	$10	$—	$—	$—	—%
Credit cards	8,462	35	—	—	1	23
Personal, small business and other	1,267	16	—	—	—	8
Total(7)	10,022	$61	$—	$—	$1

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $0.4 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2022. These amounts include $0.4 million of residential first mortgages that were newly classified as TDRs in the three months ended June 30, 2022, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $2 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2022. These amounts include $2 million of residential first mortgages that were newly classified as TDRs in the six months ended June 30, 2022, based on previously received OCC guidance.

Performance of Modified Consumer Loans
The following table presents the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty. It includes loans that were modified during the six months ended June 30, 2023:

	As of June 30, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$100	$36	$20	$44	$—
Home equity loans	19	14	1	4	—
Credit cards	499	319	102	78	57
Personal, small business and other	6	6	—	—	—
Total(2)(3)	$624	$375	$123	$126	$57
In offices outside North America(1)
Residential mortgages	$296	$295	$1	$—	$—
Credit cards	23	20	2	1	—
Personal, small business and other	16	14	1	1	1
Total(2)(3)	$335	$329	$4	$2	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and six months ended June 30, 2023. Default is defined as 60 days past due:

		For the Three Months Ended June 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$1	$1	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	50	50	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$51	$51	$—	$—	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$1	$1	$—	$—	$—	$—	$—

		For the Six Months Ended June 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$1	$1	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	55	55	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$56	$56	$—	$—	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$1	$—	$—	$1	$—	$—

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
The following table presents the Company’s three and six months ended June 30, 2022 consumer TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023, that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2022	2022
North America
Residential first mortgages	$13	$17
Home equity loans	2	2
Credit cards	59	116
Personal, small business and other	—	—
Total	$74	$135
International
Residential mortgages	$3	$7
Credit cards	3	7
Personal, small business and other	1	2
Total	$7	$16

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Allowance for credit losses on loans (ACLL) at beginning of period	$17,169	$15,393	$16,974	$16,455
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	$—	$—	$(352)	$—
Adjusted ACLL at beginning of period	$17,169	$15,393	$16,622	$16,455
Gross credit losses on loans	$(1,879)	$(1,212)	$(3,513)	$(2,452)
Gross recoveries on loans	375	362	707	730
Net credit losses on loans (NCLs)	$(1,504)	$(850)	$(2,806)	$(1,722)
Replenishment of NCLs	$1,504	$850	$2,806	$1,722
Net reserve builds (releases) for loans	290	520	687	(260)
Net specific reserve builds (releases) for loans	(33)	14	5	182
Total provision for credit losses on loans (PCLL)	$1,761	$1,384	$3,498	$1,644
Other, net (see table below)	70	25	182	(425)
ACLL at end of period	$17,496	$15,952	$17,496	$15,952
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,959	$2,343	$2,151	$1,871
Provision (release) for credit losses on unfunded lending commitments	(96)	(159)	(290)	315
Other, net	(1)	9	1	7
ACLUC at end of period(2)	$1,862	$2,193	$1,862	$2,193
Total allowance for credit losses on loans, leases and unfunded lending commitments(3)	$19,358	$18,145	$19,358	$18,145

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Reclasses of consumer ACLL to HFS(4)	$—	$—	$—	$(350)
FX translation and other	70	25	182	(75)
Other, net	$70	$25	$182	$(425)

(1)    See Note 1 in Citi’s First Quarter of 2023 Form 10-Q for a description of the impact of adopting ASU 2022-02 on the ACL.
(2)    Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)    See below for ACL on HTM debt securities and Other assets.
(4)    See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	June 30, 2023			June 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,780	$14,389	$17,169	$3,025	$12,368	$15,393
Charge-offs	(86)	(1,793)	(1,879)	(57)	(1,155)	(1,212)
Recoveries	11	364	375	34	328	362
Replenishment of NCLs	75	1,429	1,504	23	827	850
Net reserve builds (releases)	(119)	409	290	(128)	648	520
Net specific reserve builds (releases)	(33)	—	(33)	49	(35)	14
Other	2	68	70	23	2	25
Ending balance	$2,630	$14,866	$17,496	$2,969	$12,983	$15,952
	Six Months Ended
	June 30, 2023			June 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,855	$14,119	$16,974	$2,415	$14,040	$16,455
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	(352)	(352)	—	—	—
Adjusted ACLL at beginning of period	$2,855	$13,767	$16,622	$2,415	$14,040	$16,455
Charge-offs	$(125)	$(3,388)	$(3,513)	$(105)	$(2,347)	$(2,452)
Recoveries	28	679	707	51	679	730
Replenishment of NCLs	97	2,709	2,806	54	1,668	1,722
Net reserve builds (releases)	(209)	896	687	249	(509)	(260)
Net specific reserve builds (releases)	(28)	33	5	273	(91)	182
Other	12	170	182	32	(457)	(425)
Ending balance	$2,630	$14,866	$17,496	$2,969	$12,983	$15,952

	June 30, 2023			December 31, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated(1)	$2,335	$14,827	$17,162	$2,532	$13,521	$16,053
Individually evaluated	295	39	334	323	596	919
Purchased credit deteriorated	—	—	—	—	2	2
Total ACLL	$2,630	$14,866	$17,496	$2,855	$14,119	$16,974
Loans, net of unearned income
Collectively evaluated(1)	$279,231	$374,201	$653,432	$282,909	$364,795	$647,704
Individually evaluated	1,261	39	1,300	1,122	2,921	4,043
Purchased credit deteriorated	—	114	114	—	114	114
Held at fair value	5,529	237	5,766	5,123	237	5,360
Total loans, net of unearned income	$286,021	$374,591	$660,612	$289,154	$368,067	$657,221

(1)    See Note 1 in Citi’s First Quarter of 2023 Form 10-Q for a description of the effect of adopting ASU 2022-02 on the ACL and for Citi’s updated accounting policy for collectively evaluating the ACL for consumer loans formerly considered TDRs.

2Q23 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of June 30, 2023 was $19,358 million, a slight increase from $19,125 million at December 31, 2022. The increase in the ACLL was primarily driven by growth in card balances in Branded cards and Retail services and an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law, partially offset by a decrease in the ACLL of $352 million from the adoption of ASU 2022-02 for the recognition and measurement of TDRs (see Note 1) and an improved macroeconomic outlook.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of June 30, 2023 was $14,866 million, an increase from $14,119 million at December 31, 2022. The increase was primarily driven by growth in U.S. cards balances, partially offset by a decrease to the ACLL of $352 million from the adoption of ASU 2022-02 for the recognition and measurement of TDRs.

Corporate ACLL
Citi’s total corporate ACLL as of June 30, 2023 was $2,630 million, a decrease from $2,855 million at December 31, 2022. The decrease was primarily driven by an improved macroeconomic outlook.

ACLUC
As of June 30, 2023, Citi’s total ACLUC, included in Other liabilities, was $1,862 million, a decrease from $2,151 million at December 31, 2022. The decrease was primarily driven by an improved macroeconomic outlook.

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2023
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$2	$98	$3	$1	$104
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	3	(6)	(1)	—	(4)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$3	$(6)	$(1)	$—	$(4)
Other, net	$—	$—	$—	$(1)	$(1)
Allowance for credit losses on HTM debt securities at end of quarter	$5	$92	$2	$—	$99
	Six Months Ended June 30, 2023
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$1	$113	$3	$3	$120
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	5	(21)	(1)	(4)	(21)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$5	$(21)	$(1)	$(4)	$(21)
Other, net	$(1)	$—	$—	$1	$—
Allowance for credit losses on HTM debt securities at end of quarter	$5	$92	$2	$—	$99

	Three Months Ended June 30, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$4	$79	$2	$—	$85
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	14	1	7	20
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$14	$1	$7	$20
Allowance for credit losses on HTM debt securities at end of quarter	$2	$93	$3	$7	$105

	Six Months Ended June 30, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$6	$75	$4	$2	$87
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds	(4)	18	(1)	5	18
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(4)	$18	$(1)	$5	$18
Allowance for credit losses on HTM debt securities at end of quarter	$2	$93	$3	$7	$105

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2023
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$135	$30	$363	$528
Gross credit losses	—	—	(24)	(24)
Gross recoveries	—	—	5	5
Net credit losses (NCLs)	$—	$—	$(19)	$(19)
Replenishment of NCLs	$—	$—	$19	$19
Net reserve builds (releases)	(114)	—	244	130
Total provision for credit losses	$(114)	$—	$263	$149
Other, net	$—	$(4)	$5	$1
Allowance for credit losses on other assets at end of quarter	$21	$26	$612	$659
	Six Months Ended June 30, 2023
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$51	$36	$36	$123
Gross credit losses	—	—	(35)	(35)
Gross recoveries	—	—	5	5
Net credit losses (NCLs)	$—	$—	$(30)	$(30)
Replenishment of NCLs	$—	$—	$30	$30
Net reserve builds (releases)	(29)	(3)	576	544
Total provision for credit losses	$(29)	$(3)	$606	$574
Other, net	$(1)	$(7)	$—	$(8)
Allowance for credit losses on other assets at end of quarter	$21	$26	$612	$659

(1)Primarily an increase related to transfer risk associated with exposures outside of the U.S. driven by safety and soundness considerations under U.S. banking law.

	Three Months Ended June 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$15	$4	$—	$24	$43
Gross credit losses	—	—	—	(8)	(8)
Gross recoveries	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$(6)	$(6)
Replenishment of NCLs	$—	$—	$—	$6	$6
Net reserve builds (releases)	2	(8)	—	7	1
Total provision for credit losses	$2	$(8)	$—	$13	$7
Other, net	$—	$31	$—	$(1)	$30
Allowance for credit losses on other assets at end of quarter	$17	$27	$—	$30	$74
	Six Months Ended June 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$21	$6	$—	$26	$53
Gross credit losses	—	—	—	(15)	(15)
Gross recoveries	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$—	$13	$13
Net reserve builds (releases)	(4)	(10)	—	4	(10)
Total provision for credit losses	$(4)	$(10)	$—	$17	$3
Other, net	$—	$31	$—	$—	$31
Allowance for credit losses on other assets at end of quarter	$17	$27	$—	$30	$74

(1)    Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12.

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Total
Balance at December 31, 2022	$8,986	$9,741	$964	$19,691
Foreign currency translation	42	69	80	191
Balance at March 31, 2023	$9,028	$9,810	$1,044	$19,882
Foreign currency translation	13	48	55	116
Balance at June 30, 2023	$9,041	$9,858	$1,099	$19,998

Citi tests goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of June 30, 2023. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
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

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2023			December 31, 2022
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,302	$4,290	$1,012	$5,513	$4,426	$1,087
Credit card contract-related intangibles(2)	4,193	1,612	2,581	3,903	1,518	2,385
Other customer relationships	355	271	84	373	283	90
Present value of future profits	37	36	1	32	31	1
Indefinite-lived intangible assets	217	—	217	192	—	192
Other	—	—	—	65	57	8
Intangible assets (excluding MSRs)	$10,104	$6,209	$3,895	$10,078	$6,315	$3,763
Mortgage servicing rights (MSRs)(3)	681	—	681	665	—	665
Total intangible assets	$10,785	$6,209	$4,576	$10,743	$6,315	$4,428

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2022	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2023
Purchased credit card relationships(1)	$1,087	$—	$(75)	$—	$—	$1,012
Credit card contract-related intangibles(2)	2,385	290	(94)	—	—	2,581
Other customer relationships	90	11	(12)	—	(5)	84
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	192	—	—	—	25	217
Other	8	—	(8)	—	—	—
Intangible assets (excluding MSRs)	$3,763	$301	$(189)	$—	$20	$3,895
Mortgage servicing rights (MSRs)(3)	665					681
Total intangible assets	$4,428					$4,576

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.

(2)Reflects contract-related intangibles associated with the extension or renewal of existing credit card program agreements with card partners. For the credit card program agreement extended during 2023, the remaining term is over 10 years.
(3)See Note 20 for additional information on Citi’s MSRs, including the rollforward for the three months ended June 30, 2023.

16. DEPOSITS

Deposits consisted of the following:

	June 30,	December 31,
In millions of dollars	2023(1)	2022
Non-interest-bearing deposits in U.S. offices	$109,844	$122,655
Interest-bearing deposits in U.S. offices (including $998 and $903 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	590,700	607,470
Non-interest-bearing deposits in offices outside the U.S.	91,899	95,182
Interest-bearing deposits in offices outside the U.S. (including $1,600 and $972 as of June 30, 2023 and December 31, 2022, respectively, at fair value)	527,424	540,647
Total deposits	$1,319,867	$1,365,954

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2022, see Note 17 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

For additional information on Citi’s deposits, see Citi’s 2022 Form 10-K.

17.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 18 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2023	December 31, 2022
Commercial paper
Bank(1)	$11,108	$11,185
Broker-dealer and other(2)	9,814	14,345
Total commercial paper	$20,922	$25,530
Other borrowings(3)	19,508	21,566
Total	$40,430	$47,096

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2023 and December 31, 2022, collateralized short-term advances from Federal Home Loan Banks were $10.0 billion and $12.0 billion, respectively.
Long-Term Debt

In millions of dollars	June 30, 2023	December 31, 2022
Citigroup Inc.(1)	$163,043	$166,257
Bank(2)	19,101	21,113
Broker-dealer and other(3)	92,366	84,236
Total	$274,510	$271,606

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2023 and December 31, 2022, collateralized long-term advances from the Federal Home Loan Banks were $7.5 billion and $7.3 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at June 30, 2023 and December 31, 2022.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2023:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Notional amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo. LIBOR(3) + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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
(3)The coupon rate will transition to 3-month term SOFR +26.161 bps +637 bps at the start of the next distribution period.

18.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(5,162)	$517	$(2,161)	$(5,859)	$(32,796)	$(12)	$32	$(45,441)
Other comprehensive income before reclassifications	133	(613)	(206)	(170)	23	27	(6)	(812)
Increase (decrease) due to amounts reclassified from AOCI	(7)	(6)	377	34	—	(10)	—	388
Change, net of taxes	$126	$(619)	$171	$(136)	$23	$17	$(6)	$(424)
Balance at June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	988	(940)	(200)	(302)	864	11	(1)	420
Increase (decrease) due to amounts reclassified from AOCI	(26)	(4)	732	62	—	(14)	—	750
Change, net of taxes	$962	$(944)	$532	$(240)	$864	$(3)	$(1)	$1,170
Balance at June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(4,891)	$(394)	$(1,440)	$(5,681)	$(31,180)	$1	$—	$(43,585)
Other comprehensive income before reclassifications	(1,612)	1,968	(515)	(271)	(1,975)	4	—	(2,401)
Increase (decrease) due to amounts reclassified from AOCI	111	(1)	(151)	182	345	5	—	491
Change, net of taxes	$(1,501)	$1,967	$(666)	$(89)	$(1,630)	$9	$—	$(1,910)
Balance at June 30, 2022	$(6,392)	$1,573	$(2,106)	$(5,770)	$(32,810)	$10	$—	$(45,495)
Six Months Ended June 30, 2022
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$—	$(38,765)
Other comprehensive income before reclassifications	(5,895)	2,761	(1,839)	21	(1,989)	50	—	(6,891)
Increase (decrease) due to amounts reclassified from AOCI	117	(1)	(368)	61	345	7	—	161
Change, net of taxes	$(5,778)	$2,760	$(2,207)	$82	$(1,644)	$57	$—	$(6,730)
Balance at June 30, 2022	$(6,392)	$1,573	$(2,106)	$(5,770)	$(32,810)	$10	$—	$(45,495)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 22.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Russian ruble and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2023. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Polish zloty, Chilean peso, Euro, Russian ruble, Japanese yen and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2023. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Chilean peso, Mexican peso, Japanese yen and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2022. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Japanese yen, Indian rupee, British pound sterling and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2022. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium grade fixed income instrument yield that reflects the duration characteristics of the liability. As of June 30, 2023, the balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $560 million.
(6)See Note 1.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(53,443)	$8,002	$(45,441)
Change in net unrealized gains (losses) on debt securities	210	(84)	126
Debt valuation adjustment (DVA)	(837)	218	(619)
Cash flow hedges	233	(62)	171
Benefit plans	(156)	20	(136)
Foreign currency translation adjustment (CTA)	15	8	23
Excluded component of fair value hedges	22	(5)	17
Long-duration insurance contracts	(8)	2	(6)
Change	$(521)	$97	$(424)
Balance at June 30, 2023	$(53,964)	$8,099	$(45,865)
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	1,323	(361)	962
DVA	(1,270)	326	(944)
Cash flow hedges	712	(180)	532
Benefit plans	(312)	72	(240)
CTA	803	61	864
Excluded component of fair value hedges	(4)	1	(3)
Long-duration insurance contracts	(2)	1	(1)
Change	$1,250	$(80)	$1,170
Balance at June 30, 2023	$(53,964)	$8,099	$(45,865)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(51,807)	$8,222	$(43,585)
Change in net unrealized gains (losses) on debt securities	(1,990)	489	(1,501)
DVA	2,592	(625)	1,967
Cash flow hedges	(886)	220	(666)
Benefit plans	(73)	(16)	(89)
CTA	(1,414)	(216)	(1,630)
Excluded component of fair value hedges	12	(3)	9
Long-duration insurance contracts	—	—	—
Change	$(1,759)	$(151)	$(1,910)
Balance, June 30, 2022	$(53,566)	$8,071	$(45,495)
Six Months Ended June 30, 2022
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(7,614)	1,836	(5,778)
DVA	3,642	(882)	2,760
Cash flow hedges	(2,908)	701	(2,207)
Benefit plans	104	(22)	82
CTA	(1,483)	(161)	(1,644)
Excluded component of fair value hedges	76	(19)	57
Long-duration insurance contracts	—	—	—
Change	$(8,183)	$1,453	$(6,730)
Balance, June 30, 2022	$(53,566)	$8,071	$(45,495)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Realized (gains) losses on sales of investments	$(49)	$58	$(121)	$(22)
Gross impairment losses	43	90	94	180
Subtotal, pretax	$(6)	$148	$(27)	$158
Tax effect	(1)	(37)	1	(41)
Net realized (gains) losses on investments, after-tax(1)	$(7)	$111	$(26)	$117
Realized DVA (gains) losses on fair value option liabilities, pretax	$(7)	$(1)	$(4)	$(1)
Tax effect	1	—	—	—
Net realized DVA, after-tax	$(6)	$(1)	$(4)	$(1)
Interest rate contracts	$495	$(199)	$964	$(485)
Foreign exchange contracts	1	1	2	2
Subtotal, pretax	$496	$(198)	$966	$(483)
Tax effect	(119)	47	(234)	115
Amortization of cash flow hedges, after-tax(2)	$377	$(151)	$732	$(368)
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(5)	$(11)	$(11)
Net actuarial loss	51	58	100	128
Curtailment/settlement impact(3)	1	183	(4)	(33)
Subtotal, pretax	$47	$236	$85	$84
Tax effect	(13)	(54)	(23)	(23)
Amortization of benefit plans, after-tax(3)	$34	$182	$62	$61
Excluded component of fair value hedges, pretax	$(13)	$7	$(19)	$10
Tax effect	3	(2)	5	(3)
Excluded component of fair value hedges, after-tax	$(10)	$5	$(14)	$7
Long-duration insurance contracts, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Long-duration insurance contracts, after-tax	$—	$—	$—	$—
CTA, pretax	$—	$397	$—	$397
Tax effect	—	(52)	—	(52)
CTA, after-tax(4)	$—	$345	$—	$345
Total amounts reclassified out of AOCI, pretax	$517	$589	$1,001	$165
Total tax effect	(129)	(98)	(251)	(4)
Total amounts reclassified out of AOCI, after-tax	$388	$491	$750	$161

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 for additional details.
(2)See Note 21 for additional details.
(3)See Note 8 for additional details.
(4)The pretax amount is reclassified to Discontinued operations and Other revenue in the Consolidated Statement of Income, and results from the substantial liquidation of a legacy U.K. consumer operation. See Note 2 for additional details.

19.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	June 30, 2023	December 31, 2022
Series A(1)	October 29, 2012	January 30, 2023	3-month LIBOR+ 4.068%	$1,000	1,500,000	$1,500	$1,500
Series B(2)	December 13, 2012	February 15, 2023	3-month LIBOR+ 4.230%	1,000	750,000	750	750
Series D(3)	April 30, 2013	May 15, 2023	3-month LIBOR+ 3.466%	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series M(6)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series P(7)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series T(8)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(9)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(10)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(11)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(12)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(13)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(14)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	—
						$20,245	$18,995

(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Beginning in the second quarter of 2023, dividends are payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The dividend rate will transition to 3-month term SOFR plus 0.26161% + 4.068% at the start of the next dividend period.
(2)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Beginning in the second quarter of 2023, dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. As previously announced, Citi will be redeeming Series B in its entirety on August 15, 2023.
(3)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Beginning in the third quarter of 2023, dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The dividend rate will transition to 3-month term SOFR plus 0.26161% + 3.466% at the start of the next dividend period.
(4)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until, but excluding, September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Beginning in the fourth quarter of 2023, dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The dividend rate will transition to 3-month term SOFR plus 0.26161% + 4.040% at the start of the next dividend period.
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
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, May 15, 2028, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

20. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 23 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,666	$31,666	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	125,515	—	125,515	2,093	—	—	138	2,231
Non-agency-sponsored	66,721	—	66,721	3,191	—	—	—	3,191
Citi-administered asset-backed commercial paper conduits	18,600	18,600	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,916	—	5,916	2,525	—	—	—	2,525
Asset-based financing(5)	180,279	10,931	169,348	39,875	955	11,636	—	52,466
Municipal securities tender option bond trusts (TOBs)	1,527	596	931	16	—	681	—	697
Municipal investments	21,653	3	21,650	2,463	3,031	2,941	—	8,435
Client intermediation	487	97	390	75	—	—	—	75
Investment funds	490	103	387	4	7	78	1	90
Total	$452,854	$61,996	$390,858	$50,242	$3,993	$15,336	$139	$69,710

	As of December 31, 2022
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,021	$32,021	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,358	—	117,358	2,052	—	—	48	2,100
Non-agency-sponsored	67,704	—	67,704	3,294	—	—	—	3,294
Citi-administered asset-backed commercial paper conduits	19,621	19,621	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	7,600	—	7,600	2,601	—	—	—	2,601
Asset-based financing(5)	242,348	9,672	232,676	40,121	1,022	10,726	—	51,869
Municipal securities tender option bond trusts (TOBs)	2,155	672	1,483	2	—	1,108	—	1,110
Municipal investments	22,167	3	22,164	2,731	3,143	3,420	—	9,294
Client intermediation	482	121	361	58	—	—	13	71
Investment funds	534	91	443	2	5	68	—	75
Other	—	—	—	—	—	—	—	—
Total	$511,990	$62,201	$449,789	$50,861	$4,170	$15,322	$61	$70,414

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2023 and December 31, 2022 Consolidated Balance Sheet.
(3)    A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.
(4)    Citigroup mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated.
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $11 billion and $69 billion in unconsolidated VIE assets and $534 million and $498 million in maximum exposure to loss as of June 30, 2023 and December 31, 2022, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2023 and December 31, 2022, the Company’s maximum exposure to loss related to these transactions was $16.8 billion and $33.6 billion, respectively (for more information on these positions, see Note 13 and Note 27 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K);
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

The following tables present certain assets and liabilities of consolidated variable interest entities (VIEs), which are included on Citi’s Consolidated Balance Sheet. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs and are in excess of those obligations. In addition, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	June 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$69	$61
Trading account assets	10,417	9,153
Investments	496	594
Loans, net of unearned income
Consumer	34,786	35,026
Corporate	18,731	19,782
Loans, net of unearned income	$53,517	$54,808
Allowance for credit losses on loans (ACLL)	(2,623)	(2,520)
Total loans, net	$50,894	$52,288
Other assets	120	105
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$61,996	$62,201

	June 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,652	$9,807
Long-term debt	7,930	10,324
Other liabilities	853	622
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$18,435	$20,753

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	June 30, 2023		December 31, 2022
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$—	$—	$—
Asset-based financing	—	11,636	—	10,726
Municipal securities tender option bond trusts (TOBs)	681	—	1,108	—
Municipal investments	—	2,941	—	3,420
Investment funds	—	78	—	68
Other	—	—	—	—
Total funding commitments	$681	$14,655	$1,108	$14,214

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2023	December 31, 2022
Cash	$—	$—
Trading account assets	1.6	1.6
Investments	8.5	8.6
Total loans, net of allowance	43.5	44.2
Other	0.6	0.6
Total assets	$54.2	$55.0

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 22 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the six months ended June 30, 2023 and 2022.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2023		2022
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.6	$1.0	$1.9	$8.6
Proceeds from new securitizations	1.6	0.9	1.8	8.4
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2023		2022
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.3	$2.3	$4.0	$10.2
Proceeds from new securitizations	2.4	2.0	3.9	10.0
Contractual servicing fees received	0.1	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes broker-dealer re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $11.3 million and $13.7 million for the three and six months ended June 30, 2023, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $35 million and $73.7 million for the three and six months ended June 30, 2022, respectively.

	June 30, 2023			December 31, 2022
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$684	$1,043	$959	$659	$1,119	$943

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $1.7 million related to personal loan securitizations at June 30, 2023.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 22 for more information about fair value measurements.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2023	Dec. 31, 2022	Jun. 30, 2023	Dec. 31, 2022	2023	2022	2023	2022
Securitized assets
Residential mortgages(1)	$30	$30.8	$0.5	$0.5	$—	$(0.3)	$2.3	$1.2
Commercial and other	28.7	28.8	—	—	—	—	—	—
Total	$58.7	$59.6	$0.5	$0.5	$—	$(0.3)	$2.3	$1.2

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of June 30, 2023.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $681 million and $600 million at June 30, 2023 and 2022, respectively. The MSRs correspond to principal loan balances of $51 billion and $49 billion as of June 30, 2023 and 2022, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Balance, beginning of period	$658	$520	$665	$404
Originations	19	35	31	69
Changes in fair value of MSRs due to changes in inputs and assumptions	22	59	19	158
Other changes(1)	(18)	(14)	(34)	(31)
Sales of MSRs	—	—	—	—
Balance, as of June 30	$681	$600	$681	$600

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Servicing fees	$32	$30	$65	$59
Late fees	1	1	2	2
Total MSR fees	$33	$31	$67	$61

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.
Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended June 30, 2023 and 2022. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2023 and December 31, 2022, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2023, Citi transferred agency securities with a fair value of approximately $3.3 billion and $8.6 billion, respectively, to re-securitization entities, compared to approximately $5.6 billion and $14.9 billion for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.4 billion (including $402 million related to re-securitization transactions executed in 2023), compared to $1.4 billion as of December 31, 2022 (including

$801 million related to re-securitization transactions executed in 2022), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2023 and December 31, 2022 were approximately $86.8 billion and $79.4 billion, respectively.
As of June 30, 2023 and December 31, 2022, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2023 and December 31, 2022, the commercial paper conduits administered by Citi had approximately $18.6 billion and $19.6 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.1 billion and $13.9 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2023 and December 31, 2022, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 66 and 64 days, respectively.
Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $350 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $1.9 billion as of June 30, 2023 and December 31, 2022, respectively. The net result across multiseller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2023 and December 31, 2022, the Company owned $7.7 billion and $8.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2023 and December 31, 2022, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2023 and December 31, 2022, liquidity agreements provided with respect to customer TOB trusts totaled $0.7 billion and $1.1 billion, respectively, of which $0.5 billion and $0.7 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.4 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2023		December 31, 2022
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$43,836	$9,100	$43,236	$8,806
Corporate loans	21,396	14,535	23,120	15,077
Other (including investment funds, airlines and shipping)	104,116	28,831	166,320	27,986
Total	$169,348	$52,466	$232,676	$51,869

21.  DERIVATIVES

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate contracts
Swaps	$256,131	$255,280	$26,965,401	$23,780,711
Futures and forwards	—	—	3,494,099	2,966,025
Written options	—	—	2,598,919	1,937,025
Purchased options	—	—	2,425,954	1,881,291
Total interest rate contracts	$256,131	$255,280	$35,484,373	$30,565,052
Foreign exchange contracts
Swaps	$42,117	$48,678	$7,613,604	$6,746,070
Futures, forwards and spot	47,752	43,666	3,869,688	3,350,341
Written options	—	—	838,598	789,077
Purchased options	—	—	829,662	783,591
Total foreign exchange contracts	$89,869	$92,344	$13,151,552	$11,669,079
Equity contracts
Swaps	$—	$—	$273,483	$266,115
Futures and forwards	—	—	87,637	76,935
Written options	—	—	558,215	482,266
Purchased options	—	—	444,663	387,766
Total equity contracts	$—	$—	$1,363,998	$1,213,082
Commodity and other contracts
Swaps	$—	$—	$82,002	$90,884
Futures and forwards	1,586	1,571	177,615	165,314
Written options	—	—	50,931	45,862
Purchased options	—	—	51,882	48,197
Total commodity and other contracts	$1,586	$1,571	$362,430	$350,257
Credit derivatives(1)
Protection sold	$—	$—	$725,634	$593,136
Protection purchased	—	—	789,558	641,639
Total credit derivatives	$—	$—	$1,515,192	$1,234,775
Total derivative notionals	$347,586	$349,195	$51,877,545	$45,032,245

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2023 and December 31, 2022. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at June 30, 2023	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$414	$18
Cleared	126	18
Interest rate contracts	$540	$36
Over-the-counter	$1,620	$1,306
Cleared	1	—
Foreign exchange contracts	$1,621	$1,306
Total derivatives instruments designated as ASC 815 hedges	$2,161	$1,342
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$120,857	$114,712
Cleared	47,014	49,212
Exchange traded	283	251
Interest rate contracts	$168,154	$164,175
Over-the-counter	$157,724	$150,913
Cleared	511	601
Exchange traded	—	5
Foreign exchange contracts	$158,235	$151,519
Over-the-counter	$22,029	$27,163
Cleared	36	6
Exchange traded	25,020	24,412
Equity contracts	$47,085	$51,581
Over-the-counter	$15,640	$16,678
Exchange traded	886	992
Commodity and other contracts	$16,526	$17,670
Over-the-counter	$6,566	$6,607
Cleared	4,273	4,121
Credit derivatives	$10,839	$10,728
Total derivatives instruments not designated as ASC 815 hedges	$400,839	$395,673
Total derivatives	$403,000	$397,015
Less: Netting agreements(3)	$(312,754)	$(312,754)
Less: Netting cash collateral received/paid(4)	(18,645)	(28,221)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$71,601	$56,040
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(723)	$(2,793)
Less: Non-cash collateral received/paid	(3,841)	(10,406)
Total net receivables/payables(5)	$67,037	$42,841

(1)The derivative fair values are also presented in Note 22.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $241 billion, $48 billion and $24 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $14 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

(1)The derivative fair values are also presented in Note 22.
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

For the three and six months ended June 30, 2023 and 2022, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Interest rate contracts	$(22)	$72	$(34)	$144
Foreign exchange	(6)	(4)	(64)	(81)
Total	$(28)	$68	$(98)	$63

Fair Value Hedges
For additional information regarding Citi’s fair value hedges, see Note 23 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(491)	$—	$(1,717)	$—	$(492)	$—	$(6,383)
Foreign exchange hedges	738	—	(1,234)	—	1,286	—	(1,659)	—
Commodity hedges(4)	183	—	(257)	—	(325)	—	615	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$921	$(491)	$(1,491)	$(1,717)	$961	$(492)	$(1,044)	$(6,383)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$488	$—	$1,646	$—	$481	$—	$6,243
Foreign exchange hedges	(738)	—	1,233	—	(1,286)	—	1,657	—
Commodity hedges(4)	(183)	—	257	—	325	—	(615)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(921)	$488	$1,490	$1,646	$(961)	$481	$1,042	$6,243
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$(5)	$—	$—	$—	$(11)
Foreign exchange hedges(2)	2	—	73	—	24	—	104	—
Commodity hedges(3)(4)	52	—	(26)	—	101	—	23	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$54	$—	$47	$(5)	$125	$—	$127	$(11)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $22 million and $(4) million for the three and six months ended June 30, 2023 and $12 million and $76 million for the three and six months ended June 30, 2022, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended June 30, 2023 includes gain (loss) of approximately $41 million and $11 million under the mark-to-market approach and amortization approach, respectively. The quarter ended June 30, 2022 includes gain (loss) of approximately $(28) million and $2 million under the mark-to-market approach and amortization approach, respectively.
(4)The gain (loss) amounts for commodity hedges are included in Principal transactions for periods beginning 2023.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2023 and December 31, 2022, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2023
Debt securities AFS(2)(4)	$87,804	$(2,936)	$(360)
Long-term debt	130,665	(3,522)	(4,816)
As of December 31, 2022
Debt securities AFS(3)(4)	$98,837	$(2,976)	$(333)
Long-term debt	144,549	(5,040)	(3,399)

(1)Excludes physical commodities inventories with a carrying value of approximately $8 billion as of June 30, 2023, which includes cumulative basis adjustments of approximately $540 million for active hedges.
(2)These amounts include a cumulative basis adjustment of $(201) million for active hedges and $(283) million for de-designated hedges as of June 30, 2023, related to certain financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $7 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $13 billion as of June 30, 2023) in a portfolio layer hedging relationship.
(3)These amounts include a cumulative basis adjustment of $(91) million for active hedges and $(309) million for de-designated hedges as of December 31, 2022, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $11 billion as of December 31, 2022) in a last-of-layer hedging relationship.
(4)Carrying amount represents the amortized cost.

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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2023 is approximately $(1.3) billion. The maximum length of time over which forecasted cash flows are hedged is 13 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 18.

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2023		2022		2023		2022
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(280)		$(681)		$(259)		$(2,441)
Foreign exchange contracts	17		(7)		5		16
Total gain (loss) recognized in AOCI	$(263)		$(688)		$(254)		$(2,425)
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(495)	$—	$199	$—	$(964)	$—	$485
Foreign exchange contracts	(1)	—	(1)	—	(2)	—	(2)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$(495)	$(1)	$199	$(2)	$(964)	$(2)	$485
Net pretax change in cash flow hedges included within AOCI		$233		$(886)		$712		$(2,908)

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
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(272) million and $(948) million for the three and six months ended June 30, 2023 and $836 million and $641 million for the three and six months ended June 30, 2022, respectively. June 30, 2022 includes a $47 million pretax loss related to net investment hedges that was reclassified from AOCI into earnings (recorded in Other revenue).

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$10,015	$10,352	$768,300	$721,289
Total return swaps and other	824	376	21,258	4,345
Total by instrument	$10,839	$10,728	$789,558	$725,634
By rating of reference entity
Investment grade	$5,491	$4,977	$619,717	$574,059
Non-investment grade	5,348	5,751	169,841	151,575
Total by rating of reference entity	$10,839	$10,728	$789,558	$725,634
By maturity
Within 1 year	$1,242	$1,642	$164,261	$146,723
From 1 to 5 years	7,503	7,102	570,605	538,159
After 5 years	2,094	1,984	54,692	40,752
Total by maturity	$10,839	$10,728	$789,558	$725,634

(1)The fair value amount receivable is composed of $4,249 million under protection purchased and $6,590 million under protection sold.
(2)The fair value amount payable is composed of $7,011 million under protection purchased and $3,717 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2022	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,867	$7,360	$623,981	$586,504
Total return swaps and other	1,522	417	17,658	6,632
Total by instrument	$8,389	$7,777	$641,639	$593,136
By rating of reference entity
Investment grade	$3,796	$2,970	$499,339	$462,873
Non-investment grade	4,593	4,807	142,300	130,263
Total by rating of reference entity	$8,389	$7,777	$641,639	$593,136
By maturity
Within 1 year	$1,753	$1,801	$147,031	$148,721
From 1 to 5 years	4,577	4,134	443,113	407,293
After 5 years	2,059	1,842	51,495	37,122
Total by maturity	$8,389	$7,777	$641,639	$593,136

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2023 and December 31, 2022 was $16 billion and $18 billion, respectively. The Company posted $14 billion and $15 billion as collateral for this exposure in the normal course of business as of June 30, 2023 and December 31, 2022, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2023, the Company could be required to post an additional $0.8 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $16 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.8 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.7 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the fair value of these previously derecognized assets was $2.7 billion. The fair value of the total return swaps as of June 30, 2023 was $39 million recorded as gross derivative assets and $24 million recorded as gross derivative liabilities. At December 31, 2022, the fair value of these previously derecognized assets was $1.4 billion, and the fair value of the total return swaps was $27 million recorded as gross derivative assets and $32 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2023 and December 31, 2022:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2023	December 31, 2022
Counterparty CVA	$(651)	$(816)
Asset FVA	(502)	(622)
Citigroup (own credit) CVA	456	607
Liability FVA	219	263
Total CVA and FVA—derivative instruments	$(478)	$(568)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Counterparty CVA	$4	$(94)	$(30)	$(201)
Asset FVA	100	(46)	94	(151)
Own credit CVA	(114)	182	(149)	298
Liability FVA	(17)	68	(44)	90
Total CVA and FVA—derivative instruments	$(27)	$110	$(129)	$36
DVA related to own FVO liabilities(1)	$(837)	$2,592	$(1,270)	$3,642
Total CVA, DVA and FVA	$(864)	$2,702	$(1,399)	$3,678

(1)    See Note 20 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$428,174	$140	$428,314	$(218,188)	$210,126
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	55,299	659	55,958	—	55,958
Residential	1	2,936	145	3,082	—	3,082
Commercial	—	784	182	966	—	966
Total trading mortgage-backed securities	$1	$59,019	$986	$60,006	$—	$60,006
U.S. Treasury and federal agency securities	$88,273	$2,321	$—	$90,594	$—	$90,594
State and municipal	—	2,092	3	2,095	—	2,095
Foreign government	56,090	36,045	81	92,216	—	92,216
Corporate	1,695	16,623	581	18,899	—	18,899
Equity securities	55,898	11,400	285	67,583	—	67,583
Asset-backed securities	—	1,560	539	2,099	—	2,099
Other trading assets(2)	5	16,613	1,478	18,096	—	18,096
Total trading non-derivative assets	$201,962	$145,673	$3,953	$351,588	$—	$351,588
Trading derivatives
Interest rate contracts	$21	$166,402	$2,271	$168,694
Foreign exchange contracts	—	158,360	1,496	159,856
Equity contracts	31	45,762	1,292	47,085
Commodity contracts	—	15,418	1,108	16,526
Credit derivatives	—	9,984	855	10,839
Total trading derivatives—before netting and collateral	$52	$395,926	$7,022	$403,000
Netting agreements					$(312,754)
Netting of cash collateral received					(18,645)
Total trading derivatives—after netting and collateral	$52	$395,926	$7,022	$403,000	$(331,399)	$71,601
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$14,931	$32	$14,963	$—	$14,963
Residential	—	312	25	337	—	337
Commercial	—	2	—	2	—	2
Total investment mortgage-backed securities	$—	$15,245	$57	$15,302	$—	$15,302
U.S. Treasury and federal agency securities	$81,878	$344	$21	$82,243	$—	$82,243
State and municipal	—	1,695	507	2,202	—	2,202
Foreign government	50,928	73,928	414	125,270	—	125,270
Corporate	2,590	2,447	290	5,327	—	5,327
Marketable equity securities	164	119	13	296	—	296
Asset-backed securities	—	845	1	846	—	846
Other debt securities	—	6,087	57	6,144	—	6,144
Non-marketable equity securities(3)	—	5	404	409	—	409
Total investments	$135,560	$100,715	$1,764	$238,039	$—	$238,039

Table continues on the next page.

In millions of dollars at June 30, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,525	$241	$5,766	$—	$5,766
Mortgage servicing rights	—	—	681	681	—	681
Non-trading derivatives and other financial assets measured on a recurring basis	$5,793	$7,771	$73	$13,637	$—	$13,637
Total assets	$343,367	$1,083,784	$13,874	$1,441,025	$(549,587)	$891,438
Total as a percentage of gross assets(4)	23.8%	75.2%	1.0%
Liabilities
Interest-bearing deposits	$—	$2,572	$26	$2,598	$—	$2,598
Securities loaned and sold under agreements to repurchase	—	213,804	627	214,431	(151,631)	62,800
Trading account liabilities
Securities sold, not yet purchased	98,359	16,195	62	114,616	—	114,616
Other trading liabilities	—	4	4	8	—	8
Total trading account liabilities	$98,359	$16,199	$66	$114,624	$—	$114,624
Trading derivatives
Interest rate contracts	$19	$159,959	$4,233	$164,211
Foreign exchange contracts	—	152,029	796	152,825
Equity contracts	27	48,699	2,855	51,581
Commodity contracts	—	16,892	778	17,670
Credit derivatives	—	9,718	1,010	10,728
Total trading derivatives—before netting and collateral	$46	$387,297	$9,672	$397,015
Netting agreements					$(312,754)
Netting of cash collateral paid					(28,221)
Total trading derivatives—after netting and collateral	$46	$387,297	$9,672	$397,015	$(340,975)	$56,040
Short-term borrowings	$—	$5,326	$296	$5,622	$—	$5,622
Long-term debt	—	78,733	37,204	115,937	—	115,937
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$5,793	$173	$23	$5,989	$—	$5,989
Total liabilities	$104,198	$704,104	$47,914	$856,216	$(492,606)	$363,610
Total as a percentage of gross liabilities(4)	12.2%	82.2%	5.6%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 23. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Amounts exclude $24 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 23. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2023 and 2022. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$153	$(10)	$—	$—	$(2)	$—	$—	$—	$(1)	$140	$(8)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	658	(32)	—	93	(124)	147	—	(83)	—	659	(24)
Residential	162	(2)	—	35	(43)	39	—	(46)	—	145	(3)
Commercial	163	(10)	—	48	(18)	31	—	(32)	—	182	(7)
Total trading mortgage-backed securities	$983	$(44)	$—	$176	$(185)	$217	$—	$(161)	$—	$986	$(34)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	23	(1)	—	—	—	—	—	(19)	—	3	—
Foreign government	53	(1)	—	8	(2)	49	—	(26)	—	81	(1)
Corporate	296	46	—	196	(51)	256	—	(162)	—	581	88
Marketable equity securities	225	6	—	14	(2)	66	—	(24)	—	285	5
Asset-backed securities	567	(1)	—	74	(18)	197	—	(280)	—	539	(5)
Other trading assets	1,094	373	—	16	(74)	178	—	(109)	—	1,478	378
Total trading non-derivative assets	$3,242	$377	$—	$484	$(332)	$963	$—	$(781)	$—	$3,953	$431
Trading derivatives, net(4)
Interest rate contracts	$260	$(1,550)	$—	$(167)	$(669)	$(17)	$—	$13	$168	$(1,962)	$(1,486)
Foreign exchange contracts	76	503	—	121	50	27	—	(42)	(35)	700	438
Equity contracts	(1,582)	(486)	—	(16)	572	(7)	—	(21)	(23)	(1,563)	(494)
Commodity contracts	230	188	—	74	(83)	9	—	(9)	(79)	330	18
Credit derivatives	(21)	(154)	—	(20)	36	—	—	—	4	(155)	(215)
Total trading derivatives, net(4)	$(1,037)	$(1,499)	$—	$(8)	$(94)	$12	$—	$(59)	$35	$(2,650)	$(1,739)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$28	$—	$1	$—	$—	$4	$—	$(1)	$—	$32	$(1)
Residential	25	—	—	—	—	—	—	—	—	25	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$53	$—	$1	$—	$—	$4	$—	$(1)	$—	$57	$(1)
U.S. Treasury and federal agency securities	$51	$—	$—	$—	$—	$—	$—	$(30)	$—	$21	$—
State and municipal	521	—	(8)	—	(2)	—	—	(4)	—	507	(8)
Foreign government	551	—	7	15	(17)	363	—	(505)	—	414	7
Corporate	291	—	(4)	—	—	23	—	(20)	—	290	(4)
Marketable equity securities	12	—	1	—	—	—	—	—	—	13	(7)
Asset-backed securities	1	—	—	—	—	—	—	—	—	1	—
Other debt securities	4	—	1	—	(5)	57	—	—	—	57	—
Non-marketable equity securities	409	—	(14)	—	—	10	—	(1)	—	404	5
Total investments	$1,893	$—	$(16)	$15	$(24)	$457	$—	$(561)	$—	$1,764	$(8)
Loans	$640	$—	$(281)	$2	$(119)	$—	$—	$—	$(1)	$241	$(146)
Mortgage servicing rights	658	—	21	—	—	—	19	—	(17)	681	22
Other financial assets measured at fair value on a recurring basis	52	—	1	—	(1)	21	—	—	—	73	—
Liabilities
Interest-bearing deposits	$16	$(7)	$—	$—	$—	$—	$13	$—	$(10)	$26	$(7)
Securities loaned and sold under agreements to repurchase	809	1	—	—	(24)	511	—	—	(668)	627	1
Trading account liabilities
Securities sold, not yet purchased	72	2	—	5	(15)	33	—	—	(31)	62	4
Other trading liabilities	1	—	—	3	—	—	—	—	—	4	(1)
Short-term borrowings	281	13	—	19	(11)	—	21	—	(1)	296	(4)
Long-term debt	36,581	893	—	2,130	(1,263)	—	808	—	(159)	37,204	591
Other financial liabilities measured on a recurring basis	20	—	(1)	—	(1)	—	3	—	—	23	(1)
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2023.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$3	$—	$—	$(2)	$137	$—	$—	$(147)	$140	$5
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	(10)	—	185	(266)	370	—	(220)	—	659	(35)
Residential	166	(1)	—	61	(62)	100	—	(119)	—	145	(13)
Commercial	145	(15)	—	104	(31)	50	—	(71)	—	182	(13)
Total trading mortgage-backed securities	$911	$(26)	$—	$350	$(359)	$520	$—	$(410)	$—	$986	$(61)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	7	(3)	—	19	—	—	—	(20)	—	3	—
Foreign government	119	6	—	8	(27)	61	—	(86)	—	81	5
Corporate	394	76	—	210	(178)	352	—	(273)	—	581	153
Marketable equity securities	192	9	—	26	(8)	97	—	(31)	—	285	10
Asset-backed securities	668	14	—	79	(81)	318	—	(459)	—	539	—
Other trading assets	648	401	—	261	(76)	468	—	(224)	—	1,478	411
Total trading non-derivative assets	$2,940	$476	$—	$953	$(729)	$1,816	$—	$(1,503)	$—	$3,953	$518
Trading derivatives, net(4)
Interest rate contracts	$355	$(1,689)	$—	$(202)	$(659)	$(13)	$—	$13	$233	$(1,962)	$(1,713)
Foreign exchange contracts	50	546	—	104	48	102	—	(81)	(69)	700	497
Equity contracts	(1,104)	(878)	—	(67)	806	(253)	—	(44)	(23)	(1,563)	(624)
Commodity contracts	278	(137)	—	174	240	(58)	—	(12)	(155)	330	(148)
Credit derivatives	(157)	(146)	—	(3)	136	2	—	—	13	(155)	(203)
Total trading derivatives, net(4)	$(578)	$(2,304)	$—	$6	$571	$(220)	$—	$(124)	$(1)	$(2,650)	$(2,191)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$(1)	$—	$—	$4	$—	$(1)	$—	$32	$(4)
Residential	41	—	—	—	—	—	—	(16)	—	25	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$71	$—	$(1)	$—	$—	$4	$—	$(17)	$—	$57	$(4)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$51	$—	$(30)	$—	$21	$—
State and municipal	586	—	9	1	(77)	1	—	(13)	—	507	5
Foreign government	608	—	5	25	(18)	523	—	(729)	—	414	8
Corporate	343	—	(1)	—	(61)	81	—	(72)	—	290	(4)
Marketable equity securities	10	—	3	—	—	—	—	—	—	13	—
Asset-backed securities	1	—	—	—	—	—	—	—	—	1	—
Other debt securities	—	—	—	—	(5)	62	—	—	—	57	—
Non-marketable equity securities	430	—	(18)	2	—	16	—	(26)	—	404	5
Total investments	$2,049	$—	$(3)	$28	$(161)	$738	$—	$(887)	$—	$1,764	$10
Loans	$1,361	$—	$(264)	$2	$(309)	$—	$106	$—	$(655)	$241	$(133)
Mortgage servicing rights	665	—	18	—	—	—	31	—	(33)	681	20
Other financial assets measured at fair value on a recurring basis	57	—	(2)	—	(2)	22	—	(2)	—	73	—
Liabilities
Interest-bearing deposits	$15	$(7)	$(2)	$—	$(1)	$—	$13	$—	$(10)	$26	$(7)
Securities loaned and sold under agreements to repurchase	1,031	(6)	—	—	(24)	1,335	—	—	(1,721)	627	—
Trading account liabilities
Securities sold, not yet purchased	50	(13)	—	11	(31)	64	—	—	(45)	62	6
Other trading liabilities	3	2	—	3	—	—	—	—	—	4	—
Short-term borrowings	38	40	—	19	(16)	—	297	—	(2)	296	(9)
Long-term debt	36,117	(227)	—	3,228	(6,106)	—	4,344	—	(606)	37,204	964
Other financial liabilities measured on a recurring basis	2	—	1	—	(1)	—	23	—	—	23	(1)

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2023.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$202	$(12)	$—	$—	$—	$36	$—	$—	$(43)	$183	$(10)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	498	(15)	—	80	(89)	318	—	(84)	—	708	(19)
Residential	118	—	—	28	(11)	47	—	(29)	—	153	(4)
Commercial	52	(3)	—	96	(8)	4	—	(3)	—	138	(3)
Total trading mortgage-backed securities	$668	$(18)	$—	$204	$(108)	$369	$—	$(116)	$—	$999	$(26)
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$(1)	$—	$—	$—	$—	$1	$—
State and municipal	6	4	—	71	—	—	—	(1)	—	80	(3)
Foreign government	94	(27)	—	249	(1)	57	—	(8)	—	364	(12)
Corporate	1,013	59	—	120	(244)	181	—	(592)	—	537	38
Marketable equity securities	199	(9)	—	14	(61)	58	—	(68)	—	133	(23)
Asset-backed securities	466	(24)	—	82	(100)	262	—	(132)	—	554	(26)
Other trading assets	492	79	—	305	(30)	117	6	(149)	(4)	816	54
Total trading non-derivative assets	$2,940	$64	$—	$1,045	$(545)	$1,044	$6	$(1,066)	$(4)	$3,484	$2
Trading derivatives, net(4)
Interest rate contracts	$779	$434	$—	$141	$(272)	$7	$6	$(6)	$(208)	$881	$473
Foreign exchange contracts	(131)	769	—	34	(50)	73	20	(547)	(12)	156	126
Equity contracts	(1,564)	1,189	—	(60)	232	220	—	(91)	(27)	(101)	1,182
Commodity contracts	217	208	—	(74)	84	67	—	(98)	(149)	255	246
Credit derivatives	(4)	6	—	(97)	(164)	—	—	—	(90)	(349)	(26)
Total trading derivatives, net(4)	$(703)	$2,606	$—	$(56)	$(170)	$367	$26	$(742)	$(486)	$842	$2,001

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$—	$(2)	$—	$(10)	$—	$—	$(6)	$—	$28	$(2)
Residential	44	—	(4)	—	—	—	—	—	—	40	(4)
Total investment mortgage-backed securities	$90	$—	$(6)	$—	$(10)	$—	$—	$(6)	$—	$68	$(6)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	705	—	(34)	—	(131)	1	—	(2)	—	539	(14)
Foreign government	1,029	—	(15)	—	(54)	202	—	(161)	—	1,001	(16)
Corporate	237	—	(3)	100	—	—	—	—	—	334	(1)
Marketable equity securities	16	—	(6)	—	—	—	—	—	—	10	(7)
Asset-backed securities	2	—	(1)	—	—	—	—	—	—	1	—
Non-marketable equity securities	298	—	2	—	—	20	—	(10)	—	310	(1)
Total investments	$2,378	$—	$(64)	$100	$(195)	$223	$—	$(179)	$—	$2,263	$(45)
Loans	$622	$—	$(105)	$1	$(193)	$—	$1	$—	$(1)	$325	$(7)
Mortgage servicing rights	520	—	59	—	—	—	35	—	(14)	600	59
Other financial assets measured at fair value on a recurring basis	68	—	4	7	(12)	13	15	—	(32)	63	7
Liabilities
Interest-bearing deposits	$191	$—	$7	$—	$(122)	$—	$17	$—	$(61)	$18	$—
Securities loaned and sold under agreements to repurchase	612	24	—	—	(3)	16	—	—	(8)	593	10
Trading account liabilities
Securities sold, not yet purchased	38	(8)	—	10	(4)	30	—	1	(11)	72	(12)
Short-term borrowings	36	1	—	12	(12)	—	69	—	(23)	81	2
Long-term debt	27,432	4,719	—	3,335	(2,634)	—	6,527	—	(163)	29,778	4,232

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
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$231	$(1)	$—	$—	$—	$124	$—	$—	$(171)	$183	$(7)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	496	(13)	—	127	(158)	484	—	(228)	—	708	(21)
Residential	104	—	—	61	(32)	85	—	(65)	—	153	(5)
Commercial	81	(5)	—	97	(34)	9	—	(10)	—	138	(2)
Total trading mortgage-backed securities	$681	$(18)	$—	$285	$(224)	$578	$—	$(303)	$—	$999	$(28)
U.S. Treasury and federal agency securities	$4	$(4)	$—	$2	$(1)	$—	$—	$—	$—	$1	$—
State and municipal	37	5	—	71	(20)	1	—	(14)	—	80	(5)
Foreign government	23	(26)	—	299	(1)	87	—	(18)	—	364	(18)
Corporate	412	68	—	262	(278)	828	—	(755)	—	537	18
Marketable equity securities	174	(14)	—	63	(87)	108	—	(111)	—	133	(40)
Asset-backed securities	613	(19)	—	140	(167)	393	—	(406)	—	554	(45)
Other trading assets	576	126	—	333	(92)	366	16	(501)	(8)	816	75
Total trading non-derivative assets	$2,520	$118	$—	$1,455	$(870)	$2,361	$16	$(2,108)	$(8)	$3,484	$(43)
Trading derivatives, net(4)
Interest rate contracts	$1,726	$600	$—	$73	$(803)	$9	$6	$(6)	$(724)	$881	$650
Foreign exchange contracts	(89)	1,164	—	(475)	(6)	175	20	(611)	(22)	156	235
Equity contracts	(2,140)	1,997	—	(73)	207	405	—	(316)	(181)	(101)	1,634
Commodity contracts	422	622	—	(45)	(409)	120	—	(142)	(313)	255	410
Credit derivatives	(31)	(57)	—	(65)	(151)	—	—	(1)	(44)	(349)	(95)
Total trading derivatives, net(4)	$(112)	$4,326	$—	$(585)	$(1,162)	$709	$26	$(1,076)	$(1,284)	$842	$2,834

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$51	$—	$(9)	$1	$(10)	$4	$—	$(9)	$—	$28	$(4)
Residential	94	—	(6)	—	(39)	—	—	(9)	—	40	(5)
Total investment mortgage-backed securities	$145	$—	$(15)	$1	$(49)	$4	$—	$(18)	$—	$68	$(9)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	772	—	(78)	—	(142)	1	—	(14)	—	539	(47)
Foreign government	786	—	(39)	250	(113)	385	—	(268)	—	1,001	(19)
Corporate	188	—	(7)	153	—	—	—	—	—	334	(2)
Marketable equity securities	16	—	(6)	—	—	—	—	—	—	10	(7)
Asset-backed securities	3	—	11	—	—	—	—	(13)	—	1	—
Non-marketable equity securities	316	—	(12)	11	—	20	—	(25)	—	310	(1)
Total investments	$2,227	$—	$(147)	$415	$(304)	$410	$—	$(338)	$—	$2,263	$(85)
Loans	$711	$—	$(190)	$1	$(195)	$—	$1	$—	$(3)	$325	$166
Mortgage servicing rights	404	—	158	—	—	—	69	—	(31)	600	157
Other financial assets measured at fair value on a recurring basis	73	—	7	7	(16)	14	40	(1)	(61)	63	48
Liabilities
Interest-bearing deposits	$183	$—	$3	$7	$(122)	$—	$18	$—	$(65)	$18	$—
Securities loaned and sold under agreements to repurchase	643	50	—	—	(3)	16	—	—	(13)	593	28
Trading account liabilities
Securities sold, not yet purchased	65	21	—	35	(19)	83	—	1	(72)	72	(2)
Short-term borrowings	105	89	—	40	(21)	—	76	—	(30)	81	1
Long-term debt	25,509	8,245	—	6,743	(3,507)	—	9,699	—	(421)	29,778	(4,197)
Other financial liabilities measured on a recurring basis	1	—	1	—	—	—	—	—	—	—	—
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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2022 to June 30, 2023:

•During the three and six months ended June 30, 2023, transfers of Long-term debt were $2.1 billion and $3.2 billion from Level 2 to Level 3, respectively. Of the $3.2 billion transfer, approximately $2.9 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.3 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $1.3 billion and $6.1 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2023, respectively.

The following were the significant Level 3 transfers for the period December 31, 2021 to June 30, 2022:

•During the three and six months ended June 30, 2022, transfers of Long-term debt were $3.3 billion and $6.7 billion, respectively, from Level 2 to Level 3. Of the $6.7 billion transfer in the six months ended June 30, 2022, approximately $4.5 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $2.2 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $2.6 billion and $3.5 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$140	Model-based	Interest rate	1.23%	1.23%	1.23%
			Credit spread	15 bps	15 bps	15 bps
Mortgage-backed securities	$726	Yield analysis	Yield	4.46%	19.42%	9.45%
	310	Price-based	Price	$1.11	$102.74	$53.57
State and municipal, foreign government, corporate and other debt securities	$2,349	Price-based	Price	$0.01	$114.74	$83.15
	973	Model-based	Credit spread	35 bps	508 bps	275 bps
			Forward price	17.46%	218.96%	102.59%
			Commodity volatility	8.79%	166.93%	27.52%
			Commodity correlation	(21.00)%	95.73%	43.10%
Marketable equity securities(5)	$241	Price-based	Price	$—	$10,165.30	$171.81
	34	Model-based	WAL	3 years	3 years	3 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$463	Price-based	Price	$5.45	$140.00	$70.87
	77	Yield analysis	Yield	6.12%	11.91%	8.58%
Non-marketable equities	$298	Comparables analysis	Illiquidity discount	10.00%	12.00%	10.08%
	57	Cash flow	PE ratio	13.80x	15.40x	14.23x
			Discount to price	8.50%	33.00%	17.28%
			Revenue multiple	3.70x	13.77x	10.94x
Derivatives—gross(6)
Interest rate contracts (gross)	$6,435	Model-based	IR normal volatility	0.28%	15.00%	1.20%
			Interest rate	2.57%	5.24%	3.13%
Foreign exchange contracts (gross)	$1,916	Model-based	IR normal volatility	0.28%	44.99%	1.71%
Equity contracts (gross)(7)	$4,062	Model-based	Equity volatility	—%	279.49%	33.30%
			Equity forward	72.62%	265.04%	105.44%
			Equity-FX correlation	(90.00)%	70.00%	(11.24)%
			WAL	3 years	3 years	3 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Equity-IR correlation	(22.00)%	60.00%	30.04%
Commodity and other contracts (gross)	$1,772	Model-based	Commodity correlation	(21.00)%	95.73%	43.10%
			Commodity volatility	8.79%	166.93%	27.52%
			Forward price	17.46%	463.41%	104.70%
Credit derivatives (gross)	$1,307	Model-based	Credit spread	7 bps	520 bps	95 bps
	510	Price-based	Recovery rate	6.00%	75.00%	37.52%
			Credit correlation	30.00%	90.00%	50.34%
			Price	$3.66	$99.49	$36.20
			Upfront points	(0.64)%	99.00%	54.49%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$95	Price-based	Price	$0.01	$106.50	$87.76

As of June 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Loans and leases	$234	Price-based	Price	$69.49	$106.96	$72.06
			Forward price	17.46%	383.18%	109.86%
			Commodity volatility	8.79%	166.93%	27.52%
			Commodity correlation	(21.00)%	95.73%	43.10%
Mortgage servicing rights	$597	Cash flow	Yield	—%	12.00%	5.12%
	85	Model-based	WAL	3.84 years	9.17 years	7.71 years
Liabilities
Interest-bearing deposits	$26	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$627	Model-based	Interest rate	3.96%	5.53%	4.24%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$60	Price-based	Price	$—	$10,616	$72
Short-term borrowings and long-term debt	$37,378	Model-based	IR normal volatility	0.28%	13.00%	1.07%

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$146	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	2.61%	2.61%	2.61%
Mortgage-backed securities	$228	Price-based	Price	$1.04	$99.71	$51.51
	732	Yield analysis	Yield	4.41%	20.30%	9.74%
State and municipal, foreign government, corporate and other debt securities	$2,360	Price-based	Price	$0.01	$994.68	$245.85
Marketable equity securities(5)	$147	Price-based	Price	$—	$9,087.76	$114.29
	31	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$304	Price-based	Price	$10.50	$145.00	$74.97
	308	Yield analysis	Yield	5.76%	18.58%	9.34%
Non-marketable equities	$287	Comparables analysis	Illiquidity discount	8.60%	17.00%	10.16%
	101	Price-based	PE ratio	14.00x	15.70x	15.16x
			Cost of capital	8.10%	17.50%	10.44%
			Revenue multiple	3.60x	13.90x	12.40x
Derivatives—gross(6)
Interest rate contracts (gross)	$7,108	Model-based	IR normal volatility	0.33%	1.82%	0.96%
Foreign exchange contracts (gross)	$1,437	Model-based	IR normal volatility	0.33%	1.47%	0.67%
			IR basis	(4.23)%	9.68%	(0.03)%
			Equity volatility	0.05%	300.72%	33.91%
			Credit spread	116 bps	626 bps	594 bps
Equity contracts (gross)(7)	$4,430	Model-based	Equity volatility	0.05%	300.72%	41.47%
			Equity forward	68.34%	271.61%	103.50%
			Equity-FX correlation	(95.00)%	50.00%	(16.33)%
			Equity-Equity correlation	(3.98)%	98.68%	85.63%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Equity-IR correlation	(18.83)%	60.00%	32.37%

Commodity and other contracts (gross)	$2,724	Model-based	Forward price	14.27%	385.50%	106.08%
			Commodity volatility	10.43%	151.50%	33.55%
			Commodity correlation	(32.00)%	91.94%	36.70%
Credit derivatives (gross)	$1,520	Model-based	Credit spread	2.50 bps	955.10 bps	101.27 bps
	439	Price-based	Recovery rate	25.00%	75.00%	42.27%
			Credit correlation	25.00%	80.00%	42.38%
			Price	$31.71	$99.00	$78.75
			Credit spread volatility	35.58%	64.79%	40.47%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$57	Price-based	Price	$80.16	$105.32	$92.65
Loans and leases	$1,059	Model-based	Equity volatility	0.05%	300.72%	42.62%
	304	Price-based	Forward price	14.27%	324.85%	105.07%
			Price	$0.01	$100.53	$84.77
			Equity forward	68.34%	271.61%	103.49%
Mortgage servicing rights	$580	Cash flow	Yield	(0.40)%	13.20%	5.36%
	84	Model-based	WAL	3.92 years	9.33 years	7.71 years
Liabilities
Interest-bearing deposits	$15	Model-based	Forward price	100.00%	101.30%	100.07%
Securities loaned and sold under agreements to repurchase	$970	Model-based	Interest rate	4.01%	4.97%	4.07%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$47	Price-based	Price	$—	$9,087.76	$41.22
	6	Model-based	FX volatility	2.00%	40.00%	12.85%
Short-term borrowings and long-term debt	$36,155	Model-based	IR normal volatility	0.33%	1.82%	0.89%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2023
Loans HFS(1)	$2,325	$761	$1,564
Other real estate owned	3	—	3
Loans(2)	170	—	170
Non-marketable equity securities measured using the measurement alternative	48	—	48
Total assets at fair value on a nonrecurring basis	$2,546	$761	$1,785

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2022
Loans HFS(1)	$2,336	$457	$1,879
Other real estate owned	1	—	1
Loans(2)	69	—	69
Non-marketable equity securities measured using the measurement alternative	597	—	597
Total assets at fair value on a nonrecurring basis	$3,003	$457	$2,546

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

As of June 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,558	Price-based	Price	$75.00	$100.00	$89.85
Other real estate owned	$2	Price-based	Appraised value(4)	$24,300	$666,000	$404,791
Loans(5)	$86	Recovery analysis	Appraised value(4)	$12,000	$77,400,786	$42,187,539
	83	Price-based
Non-marketable equity securities measured using the measurement alternative	$35	Price-based	Price	$0.10	$3.30	$2.25
	13	Comparable analysis	Revenue multiple	1.20x	10.20x	9.19x

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,830	Price-based	Price	$0.88	$100.23	$65.91
Other real estate owned	$1	Price-based	Appraised value(4)	$30,000	$441,750	$310,552
Loans(5)	$45	Recovery analysis	Appraised value(4)	$12,000	$14,022,820	$3,714,342
	24	Appraised value
Non-marketable equity securities measured using the measurement alternative	$234	Comparable analysis	Revenue multiple	4.95x	73.10x	19.68x
	363	Price-based	Price	$0.46	$2,416.43	$557.86

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Loans HFS	$(15)	$(86)	$(26)	$(223)
Other real estate owned	—	—	—	—
Loans(1)	(16)	4	(18)	9
Non-marketable equity securities measured using the measurement alternative	(27)	43	(54)	128
Total nonrecurring fair value gains (losses)	$(58)	$(39)	$(98)	$(86)

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

	June 30, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$267.5	$243.6	$124.1	$117.2	$2.3
Securities borrowed and purchased under agreements to resell	127.0	127.0	—	127.0	—
Loans(1)(2)	637.1	646.9	—	—	646.9
Other financial assets(2)(3)	389.0	389.0	279.2	17.7	92.1
Liabilities
Deposits	$1,317.3	$1,316.3	$—	$1,124.6	$191.7
Securities loaned and sold under agreements to repurchase	197.2	197.2	—	197.2	—
Long-term debt(4)	158.6	160.7	—	148.9	11.8
Other financial liabilities(5)	136.7	136.7	—	31.6	105.1

	December 31, 2022		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$274.3	$249.2	$123.2	$123.1	$2.9
Securities borrowed and purchased under agreements to resell	125.9	125.9	—	125.9	—
Loans(1)(2)	634.5	634.9	—	—	634.9
Other financial assets(2)(3)	427.1	427.1	320.0	22.0	85.1
Liabilities
Deposits	$1,364.1	$1,345.4	$—	$1,159.4	$186.0
Securities loaned and sold under agreements to repurchase	131.6	131.6	—	131.6	—
Long-term debt(4)	165.6	160.5	—	151.1	9.4
Other financial liabilities(5)	142.4	142.4	—	26.5	115.9

(1)The carrying value of loans is net of the allowance for credit losses on loans of $17.5 billion for June 30, 2023 and $17.0 billion for December 31, 2022. In addition, the carrying values exclude $0.3 billion and $0.4 billion of lease finance receivables at June 30, 2023 and December 31, 2022, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2023 and December 31, 2022 were off-balance sheet liabilities of $8.1 billion and $13.7 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 20 for additional details on Citi’s MSRs. Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 22.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2023	2022	2023	2022
Assets
Securities borrowed and purchased under agreements to resell	$(95)	$(21)	$(10)	$(83)
Trading account assets	18	(177)	79	(238)
Loans
Certain corporate loans	635	(1,523)	326	(1,855)
Certain consumer loans	(4)	—	1	(1)
Total loans	$631	$(1,523)	$327	$(1,856)
Other assets
MSRs	$22	$60	$19	$158
Certain mortgage loans HFS(1)	(18)	(144)	(10)	(330)
Total other assets	$4	$(84)	$9	$(172)
Total assets	$558	$(1,805)	$405	$(2,349)
Liabilities
Interest-bearing deposits	$82	$(168)	$(52)	$(123)
Securities loaned and sold under agreements to repurchase	49	19	(19)	96
Trading account liabilities	77	191	152	(449)
Short-term borrowings(2)	230	1,064	88	1,196
Long-term debt(2)	(2,147)	9,642	(6,496)	15,713
Total liabilities	$(1,709)	$10,748	$(6,327)	$16,433

(1)Includes gains (losses) associated with interest rate lock commitments for originated loans for which the Company has elected the fair value option.
(2)Includes DVA that is included in AOCI. See Notes 18 and 22.

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(837) million and gain of $2,592 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $(1,270) million and gain of $3,642 million for the six months ended June 30, 2023 and 2022, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	June 30, 2023		December 31, 2022
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,482	$5,766	$6,011	$5,360
Aggregate unpaid principal balance in excess of (less than) fair value	161	156	167	51
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $651 million and $729 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2023 and December 31, 2022, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended June 30, 2023 and 2022 due to instrument-specific credit risk totaled to a loss of $25 million and $(47) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (e.g., gold, silver, platinum and palladium) as part of its commodity trading activities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the contract within Trading account assets on the Company’s Consolidated Balance Sheet.
The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.6 billion and $0.3 billion at June 30, 2023 and December 31, 2022, respectively.
As part of its commodity trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$1,069	$793
Aggregate fair value in excess of (less than) unpaid principal balance	(7)	(10)
Balance of non-accrual loans or loans more than 90 days past due	3	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2023 and 2022 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2023	December 31, 2022
Interest rate linked	$57.3	$53.4
Foreign exchange linked	0.1	0.1
Equity linked	48.9	42.5
Commodity linked	4.8	5.0
Credit linked	4.8	5.0
Total	$115.9	$106.0

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$115,937	$105,995
Aggregate unpaid principal balance in excess of (less than) fair value	(1,922)	(2,944)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$5,622	$6,222
Aggregate unpaid principal balance in excess of (less than) fair value	(14)	(9)

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
The following tables present information about Citi’s guarantees at June 30, 2023 and December 31, 2022:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$21.5	$63.1	$84.6	$780
Performance guarantees	4.7	5.9	10.6	48
Derivative instruments considered to be guarantees	14.8	31.4	46.2	338
Loans sold with recourse	0.6	1.2	1.8	13
Securities lending indemnifications(1)	108.6	—	108.6	—
Credit card merchant processing(2)	128.3	—	128.3	1
Credit card arrangements with partners	0.1	0.4	0.5	6
Other	1.2	8.4	9.6	41
Total	$279.8	$110.4	$390.2	$1,227

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.3	$58.3	$89.6	$905
Performance guarantees	6.1	5.6	11.7	65
Derivative instruments considered to be guarantees	18.5	30.0	48.5	353
Loans sold with recourse	—	1.7	1.7	13
Securities lending indemnifications(1)	95.9	—	95.9	—
Credit card merchant processing(2)	129.6	—	129.6	1
Credit card arrangements with partners	—	0.6	0.6	7
Other	0.1	8.4	8.5	32
Total	$281.5	$104.6	$386.1	$1,376

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2023 and December 31, 2022, this maximum potential exposure was estimated to be approximately $128 billion and $130 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts presented in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $10 million and $10 million at June 30, 2023 and December 31, 2022, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2023 and December 31, 2022, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2023 or December 31, 2022 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $18.3 billion and $18.0 billion as of June 30, 2023 and December 31, 2022, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2023 and December 31, 2022, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion and $1.4 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $51.5 billion and $51.8 billion at June 30, 2023 and December 31, 2022, respectively. Securities and other marketable assets held as collateral amounted to $73.4 billion and $63.7 billion at June 30, 2023 and December 31, 2022, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.0 billion and $3.7 billion at June 30, 2023 and December 31, 2022, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.0	$10.1	$1.5	$84.6
Loans sold with recourse	—	—	1.8	1.8
Other	1.1	8.5	—	9.6
Total	$74.1	$18.6	$3.3	$96.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$77.9	$10.4	$1.3	$89.6
Loans sold with recourse	—	—	1.7	1.7
Other	—	8.5	—	8.5
Total	$77.9	$18.9	$3.0	$99.8

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	June 30, 2023	December 31, 2022
Commercial and similar letters of credit	$457	$4,412	$4,869	$5,316
One- to four-family residential mortgages	1,728	849	2,577	2,394
Revolving open-end loans secured by one- to four-family residential properties	5,656	668	6,324	6,380
Commercial real estate, construction and land development	13,399	1,596	14,995	15,170
Credit card lines	612,136	76,513	688,649	683,232
Commercial and other consumer loan commitments	199,231	108,309	307,540	297,399
Other commitments and contingencies	5,333	272	5,605	5,673
Total	$837,940	$192,619	$1,030,559	$1,015,564

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2023 and December 31, 2022, Citigroup had approximately $150.4 billion and $111.6 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $117.5 billion and $37.3 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2023	December 31, 2022
Cash and due from banks	$3,860	$4,820
Deposits with banks, net of allowance	12,262	12,156
Total	$16,122	$16,976

In addition to the restricted cash amounts presented above, at June 30, 2023 and December 31, 2022, approximately $2.8 billion and $1.8 billion, respectively, was held at the Deposit Insurance Agency and Russia National Settlements Depository and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

25.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2023.
For additional information regarding Citi’s leases, see Notes 1 and 28 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	June 30, 2023	December 31, 2022
ROU asset	$2,827	$2,892
Lease liability	3,016	3,076

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

26.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 25 to the Consolidated Financial Statements in Citi’s First Quarter 2023 Form 10-Q and in Note 29 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2023, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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

FDIC Special Assessment
On May 11, 2023, the FDIC issued a notice of proposed rulemaking that would implement a special assessment—primarily upon large banks—to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank. The FDIC estimated that of the cost of the failures of Silicon Valley Bank and Signature Bank, approximately $15.8 billion was attributable to the protection of uninsured depositors, an estimate that will be periodically adjusted. The FDIC has proposed collecting the special assessment at an annual rate of approximately 12.5 basis points of uninsured deposits over eight quarterly assessment periods beginning in 2024. There is sufficient uncertainty around the final FDIC regulation that would impact both the timing and amount. If the final rule for the FDIC special assessment is enacted as proposed, which is expected before the end of 2023, Citi estimates that the impact would be significant, potentially a pretax charge of up to $1.5 billion. This amount is not included in the reasonably possible loss estimate above.

Foreign Exchange Matters
Antitrust and Other Litigation: On May 23, 2023, in ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, the High Court of Justice in London formally discontinued the case in light of a March 29, 2023 settlement agreement. Additional information concerning this action is publicly available in court filings under the case number CL-2018-000840 in the High Court and under the case number 1430/5/7/22 (T) in the Competition Appeal Tribunal.
On May 18, 2023, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORP., ET AL., the United States District Court for the Southern District of New York approved a stipulation dismissing all remaining claims in the case with prejudice. Additional information concerning this action is publicly available in court filings under the docket number 18-CV-10364 (S.D.N.Y.) (Schofield, J.).
On July 25, 2023, the English Court of Appeal issued its judgment in MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS on the claimants’ appeal from the Competition Appeal Tribunal’s March 31, 2022 judgment on certification and directed that the case proceed upon an opt-out basis with Phillip Evans having carriage of the claims.

Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19 in the Competition Appeal Tribunal and CA-2022-002002 and CA-2022-002003 in the Court of Appeal.
On April 13, 2023, in NYPL v. JPMORGAN CHASE & CO., ET AL., plaintiffs filed an appeal from the dismissal of the case by the district court to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 15-CV-2290 (N.D. Cal.) (Chhabria, J.), 15-CV-9300 (S.D.N.Y.) (Schofield, J.), 22-698 (2d Cir.), and 23-619 (2d Cir.).

Madoff-Related Litigation
On May 5, 2023, in FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL, the British Virgin Islands liquidators of Fairfield Sentry Limited voluntarily dismissed the pending claims against Citi (Switzerland) AG and Citivic Nominees Ltd. without prejudice. The claims previously dismissed against Citi (Switzerland) AG and Citivic Nominees Ltd. remain subject to the pending consolidated direct appeal in the United States Court of Appeals for the Second Circuit and are unaffected by the liquidators’ voluntary dismissal. Additional information is publicly available in court filings under the docket number 10-3634 (Bankr. S.D.N.Y.) (Mastando, J.).
On July 5, 2023, in FAIRFIELD SENTRY LTD., ET AL. v. CITIGROUP GLOBAL MARKETS LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL. the United States Court of Appeals for the Second Circuit granted CGML, Citibank (Switzerland) AG, Citivic Nominees Ltd., and Citibank, NA London leave to appeal the district court’s decision permitting a single claim to proceed against them and consolidated the interlocutory appeals with the liquidators’ pending consolidated direct appeal. Additional information is publicly available in court filings under the docket numbers 22-2101 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, and 23-987 (2d Cir.).

Sovereign Securities Matters
Regulatory Actions: On May 24, 2023, the UK Competition & Markets Authority (CMA) announced that it has provisionally found that Citigroup, CGML and four other banks unlawfully shared information related to the buying and selling of British pound sterling-denominated government bonds issued by the United Kingdom. The CMA further announced that Citigroup and CGML applied for leniency and had entered into a settlement agreement with the CMA.
Antitrust and Other Litigation: On June 16, 2023, purchasers of British pound sterling-denominated government bonds issued by the United Kingdom filed a proposed class action against CGMI, CGML and others, captioned OKLAHOMA FIREFIGHTERS PENSION AND RETIREMENT SYSTEM v. DEUTSCHE BANK AKTIENGESELLSCHAFT (F/K/A DEUTSCHE BANK AG), ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to inflate prices of United Kingdom government bonds in secondary markets. Plaintiffs assert a claim under the Sherman Act and seek treble damages and attorneys’ fees. Additional information relating to this action is publicly available in court filings under the docket number 1:23-cv-05095 (JGK).

Settlement Payments
Payments required in any settlement agreements described above have been made or are covered by existing litigation or other accruals.

27.  SUBSIDIARY GUARANTEES

Citigroup Inc. has fully and unconditionally guaranteed the payments due on debt securities issued by Citigroup Global Markets Holdings Inc. (CGMHI), a wholly owned subsidiary, under the Senior Debt Indenture dated as of March 8, 2016, between CGMHI, Citigroup Inc. and The Bank of New York Mellon, as trustee. In addition, Citigroup Capital III and Citigroup Capital XIII (collectively, the Capital Trusts), each of which is a wholly owned finance subsidiary of Citigroup Inc., have issued trust preferred securities. Citigroup Inc. has guaranteed the payments due on the trust preferred securities to the extent that the Capital Trusts have insufficient available funds to make payments on the trust preferred securities. The guarantee, together with Citigroup Inc.’s other obligations with respect to the trust preferred securities, effectively provides a full and unconditional guarantee of amounts due on the trust preferred securities (see Note 17 for additional information). No other subsidiary of Citigroup Inc. guarantees the debt securities issued by CGMHI or the trust preferred securities issued by the Capital Trusts.
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Six Months Ended
	June 30, 2023
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$6,584	$5,960
Total operating expenses	99	5,911
Provision for credit losses	—	23
Equity in undistributed income of subsidiaries	581	—
Income (loss) from continuing operations before income taxes	$7,066	$26
Provision (benefit) for income taxes	(455)	54
Net income	$7,521	$(28)

SUMMARIZED BALANCE SHEET

	June 30, 2023		December 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$3,016	$21,506	$3,015	$27,122
Securities borrowed and purchased under resale agreements	—	276,820	—	306,273
Trading account assets	262	271,512	306	209,957
Advances to subsidiaries	152,188	—	146,843	—
Investments in subsidiary bank holding company	175,277	—	172,721	—
Investments in non-bank subsidiaries	48,010	—	48,295	—
Other assets	15,896	171,046	13,788	163,819
Total assets	$394,649	$740,884	$384,968	$707,171
Securities loaned and sold under agreements to repurchase	$—	$292,491	$—	$245,916
Trading account liabilities	578	114,874	604	115,929
Short-term borrowings	—	26,731	—	43,850
Long-term debt	163,043	186,966	166,257	172,068
Advances from subsidiaries	19,579	—	14,562	—
Other liabilities	2,730	81,446	2,356	90,570
Stockholders’ equity	208,719	38,376	201,189	38,838
Total liabilities and equity	$394,649	$740,884	$384,968	$707,171

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

The following table summarizes Citi’s common share repurchases for the second quarter of 2023:

In millions, except per share amounts	Total shares purchased	Average price paid per share
April 2023
Open market repurchases(1)	—	$—
Employee transactions(2)	—	—
May 2023
Open market repurchases(1)	1.1	44.05
Employee transactions(2)	—	—
June 2023
Open market repurchases(1)	20.1	47.24
Employee transactions(2)	—	—
Total for 2Q23	21.2	$47.07

(1)    Repurchases not made pursuant to any publicly announced plan or program.
(2)    During the second quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

As previously announced, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements.

Dividends
Citi paid common dividends of $0.51 per share for the second quarter of 2023, and on July 20, 2023, declared common dividends of $0.53 per share for the third quarter of 2023. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.
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
On July 20, 2023, Citi declared preferred dividends of approximately $333 million for the third quarter of 2023.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 19 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

OTHER INFORMATION
During the second quarter of 2023, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2023.

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
CRE: Commercial real estate
Credit card spend volume*: Dollar amount of card customers’ gross purchases. Also known as purchase sales.
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
Divestiture-related impacts: Citi’s results excluding divestiture-related impacts represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s announced 14 exit markets.
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
PSUs: Performance share units
Purchased credit-deteriorated: Purchased credit-deteriorated assets are financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company.
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
Retail services: Citi’s U.S. retail services cards business with a portfolio of co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Sears and Macy’s).
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
3.01
Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to Citigroup’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed May 5, 2023 (File No. 001-09924).

22	Subsidiary Issuers of Guaranteed Securities

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended June 30, 2023, filed on August 4, 2023, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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