Form 10-Q
period 2023-09-30
CITIGROUP INC
filed 2023-11-03
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2023: 1,913,881,933

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2023—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2022 (referred to herein as Citi’s 2022 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (First Quarter of 2023 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Second Quarter of 2023 Form 10-Q).
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

As of September 30, 2023, Citigroup was managed pursuant to three operating segments—Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises—across four regions. Activities not assigned to the operating segments were included in Corporate/Other.

CITIGROUP OPERATING SEGMENTS

Institutional Clients Group (ICG)
Personal Banking and Wealth Management (PBWM)
Legacy Franchises
Corporate / Other
Services
Treasury and trade solutions
Securities services
Markets
Fixed income
Equities
Banking
Investment banking
Corporate lending
Global Wealth Management
Private bank
Wealth at Work
Citigold
U.S. Personal Banking
Branded cards
Retail services
Retail banking
Legacy Franchises
Mexico Consumer Banking and Small Business and Middle-Market Banking (Mexico Consumer/SBMM)
Asia Consumer
Legacy Holdings Assets
Corporate / Other
Corporate Treasury managed activities
Operations and Technology
Global staff functions and corporate expenses
Discontinued operations
REGIONS
North America
Europe, Middle East and Africa (EMEA)
Asia
Latin America

For a further description of the operating segments and the products and services they provided, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements below. The results for the four regions in which Citigroup operated as of September 30, 2023 were fully reflected in the operating segments and Corporate/Other.

Planned Revision to Operating Model and Financial Reporting Structure
As part of Citi’s overall simplification, Citi previously disclosed that as of the fourth quarter of 2023 it will be making changes to its operating model to simplify the Company and further align its organizational structure with its business strategy.
Citi’s new operating model includes the elimination of the ICG, PBWM and Legacy Franchises operating segments and will result in five new reportable operating segments—Services, Markets, Banking, Wealth and U.S. Personal Banking—and a new financial reporting structure, effective as of the end of the fourth quarter of 2023. Activities not assigned to the reportable operating segments will be included in a new All Other category, which will consist of Legacy Franchises and Corporate/Other, as outlined below.
Citi will also consolidate its regional structure from four to two regions, consisting of North America and a newly created international group. Citi expects to incur charges through the first half of 2024 as additional phases of its overall simplification initiatives are finalized and implemented. For additional information on expenses, see “Executive Summary—Expenses” below.

CITIGROUP REPORTABLE OPERATING SEGMENTS

Services	*Markets*	*Banking*	*Wealth*	*U.S. Personal Banking*
Treasury and Trade Solutions	Fixed Income	Investment Banking	Private Bank	Branded Cards
Securities Services	Equities	Corporate Lending	Wealth at Work	Retail Services
			Citigold	Retail Banking

All Other

Legacy Franchises

Corporate/Other

- Corporate Treasury managed activities
- Operations and Technology
- Global staff functions and corporate expenses
- Discontinued operations

REGIONS

North America

International

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2023—Results Demonstrated Strength of Diversified Business Model and Progress Toward Priorities
As described further throughout this Executive Summary, during the third quarter of 2023:

•Citi’s revenues increased 9% versus the prior-year period. Excluding divestiture-related impacts (see “Legacy Franchises” below), revenues increased 10%, driven by higher net interest income and non-interest revenues.
•Citi’s expenses increased 6% versus the prior-year period, both on a reported basis and excluding divestiture-related impacts (see “Legacy Franchises” below), largely driven by continued investments in risk and controls, the impacts of inflation and severance. The increase was partially offset by productivity savings and expense reductions from the exited markets and continued wind-downs (see “Expenses” below).
•Citi’s cost of credit was $1.8 billion versus $1.4 billion in the prior-year period. The increase was primarily driven by the ongoing normalization in net credit losses and volume growth in Branded cards and Retail services in PBWM.
•Citi returned $1.5 billion to common shareholders in the form of dividends and share repurchases.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach increased to 13.6% as of September 30, 2023, compared to 12.3% as of September 30, 2022 (see “Capital Resources” below). This compares to Citi’s required regulatory CET1 Capital ratio of 12.3% as of October 1, 2023 under the Basel III Standardized Approach.
•Citi continued to make progress on its consumer banking business divestitures in the third quarter of 2023, including the closing of its Taiwan sale transaction and working toward the closing of its Indonesia sale transaction in the fourth quarter of 2023. (For additional information on the progress of Citi’s other exits and wind-downs, see “Legacy Franchises” below.)
•As previously disclosed, Citi announced it will be making changes to its operating model to simplify the Company and further align its organizational structure with its business strategy. This new operating model will elevate the leaders of Citi’s five key businesses and eliminate management layers, and reflect the next step in Citi’s work to implement its strategic and other initiatives. For additional information, see “Planned Revision to Operating Model and Financial Reporting Structure” above.

Third Quarter of 2023 Results Summary

Citigroup
Citigroup reported net income of $3,546 million in the current quarter, up 2%, compared to net income of $3,479 million in the prior-year period, or $1.63 per share, unchanged from the prior-year period. The net income increase was driven by the higher revenues, partially offset by the higher expenses, the higher cost of credit and a higher effective tax rate. Citigroup’s effective tax rate was 25% versus 20% in the prior-year period, largely driven by the geographic mix of earnings in the current quarter (see “Income Taxes” below).
Results for the third quarter of 2023 included divestiture-related impacts of $299 million in earnings before taxes ($214 million after-tax). See “Legacy Franchises” below for details about the divestiture-related impacts. These divestiture-related impacts, collectively, had a $0.11 beneficial impact on earnings per share (EPS) in the current quarter. Excluding these divestiture-related impacts, EPS was $1.52. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts are non-GAAP financial measures.)
Results for the third quarter of 2022 included divestiture-related impacts of $519 million in earnings before taxes ($256 million after-tax). See “Legacy Franchises” below for details about the divestiture-related impacts. These divestiture-related impacts, collectively, had a $0.13 beneficial impact on EPS in the prior-year period. Excluding these divestiture-related impacts, EPS was $1.50.
Citigroup revenues of $20.1 billion in the third quarter of 2023 increased 9% on a reported basis, and 10% excluding divestiture-related impacts versus the prior-year period. The increase in revenues reflected strength across Services and Markets in Institutional Clients Group (ICG) and U.S. Personal Banking in Personal Banking and Wealth Management (PBWM), as well as growth in Banking in ICG. The increase was partially offset by a revenue reduction from the exited markets and continued wind-downs in Legacy Franchises.
Citigroup’s end-of-period loans were $666 billion, up 3% versus the prior-year period, largely driven by growth in U.S. Personal Banking.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, down 3% versus the prior-year period. The decline in deposits was largely due to a reduction in Services, reflecting monetary tightening, a shift of deposits to higher-yielding investments in Global Wealth Management (Global Wealth) and a reduction of institutional certificates of deposit in Corporate/Other. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $13.5 billion increased 6% from the prior-year period, both on a reported basis and excluding divestiture-related impacts. The higher expenses largely reflected continued investments in risk and controls, the impact of inflation and severance, partially offset by productivity savings and expense reductions from the exited markets and wind-downs in Legacy Franchises. Expenses also continued to be impacted by investments in Citi’s transformation and business- and enterprise-led investments.
Citi expects to continue to incur higher expenses in the fourth quarter of 2023, including additional severance costs related to its organizational and management simplification initiatives.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $1.8 billion, compared to $1.4 billion in the prior-year period. This increase was driven by higher net credit losses (see below), partially offset by a lower net build in the ACL for loans and unfunded commitments and other provisions.
The net build of $203 million in the ACL for loans and unfunded lending commitments and other provisions in the current quarter was primarily driven by growth in Branded cards and Retail services card balances in PBWM. This compared to a net build of $478 million in the ACL for loans and unfunded lending commitments and other provisions in the prior-year period. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $1.6 billion increased 85% from the prior-year period. Consumer net credit losses of $1.6 billion increased 79%, reflecting ongoing normalization, particularly in Branded cards and Retail services. Corporate net credit losses increased to $58 million from $6 million in the prior-year period.
Citi expects to incur higher year-over-year net credit losses for the fourth quarter of 2023, primarily driven by ongoing normalization, particularly in the cards businesses in PBWM. Net credit losses in the cards businesses are expected to reach pre-pandemic levels by the end of 2023.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.6% as of September 30, 2023, compared to 12.3% as of September 30, 2022, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by net income and impacts from the sales of certain Asia Consumer Banking (Asia Consumer) businesses, as well as business actions, including a reduction in RWA, partially offset by the payment of common dividends and share repurchases.

During the third quarter of 2023, Citi repurchased $0.5 billion of common shares and paid $1.0 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments” below.
Citigroup’s Supplementary Leverage ratio as of September 30, 2023 was 6.0%, compared to 5.7% as of September 30, 2022, and 5.8% as of December 31, 2022. The increase was driven by higher Tier 1 Capital from net income, partially offset by an increase in Total Leverage Exposure. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Institutional Clients Group
ICG net income of $2.4 billion increased 12%, primarily driven by higher revenues, partially offset by higher expenses and higher cost of credit. ICG operating expenses of $7.2 billion increased 10%, primarily driven by continued investments in risks and controls and volume-related expenses, partially offset by productivity savings.
ICG revenues of $10.6 billion increased 12% (including gain (loss) on loan hedges), driven by growth across Services, Markets and Banking, partially offset by an approximate $180 million net impact from a currency devaluation in Argentina on Citi’s net investment in the country. Revenues also included a loss on loan hedges of $47 million in the third quarter of 2023, compared with a loss on loan hedges of $56 million in the prior-year period.
Services revenues of $4.7 billion increased 13%. TTS revenues of $3.6 billion increased 12%, driven by 17% growth in net interest income and 1% growth in non-interest revenue. The increase in TTS net interest income was primarily driven by higher interest rates and deposit volume growth. The increase in non-interest revenue was driven by continued growth in underlying drivers, primarily a 16% increase in cross-border transaction value, a 6% increase in U.S. dollar clearing volume and an 8% increase in commercial card spend volume. The increase in non-interest revenue was largely offset by the impact from the currency devaluation in Argentina on Citi’s net investment in the country. Securities services revenues of $1.1 billion increased 16%, largely driven by higher net interest income across currencies.
Markets revenues of $4.5 billion increased 10%, driven by an increase of 14% in Fixed income markets, largely reflecting strength in rates and currencies. The increase was partially offset by a decrease of 3% in Equity markets, driven by a decline in equity derivatives, partially offset by growth in equity cash and prime services.

Banking revenues of $1.4 billion increased 18%, including the gain (loss) on loan hedges in the current quarter and the prior-year period. Excluding the gain (loss) on loan hedges, Banking revenues of $1.5 billion increased 17%, driven by higher revenues in Investment banking. Investment banking revenues of $844 million increased 34%, reflecting increased client activity in debt underwriting and an absence of certain realized and unrealized gains (losses) in the prior-year period. Corporate lending revenues increased 2%, including the impact of the gain (loss) on loan hedges. Excluding the impact of the gain (loss) on loan hedges, Corporate lending revenues increased 1% versus the prior-year period. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the gain (loss) on loan hedges are non-GAAP financial measures.)
For additional information on the results of operations of ICG for the third quarter of 2023, see “Institutional Clients Group” below.

Personal Banking and Wealth Management
PBWM net income of $803 million increased 1%, as higher revenues were largely offset by higher cost of credit and higher expenses. PBWM operating expenses of $4.3 billion increased 5%, largely driven by investments in risks and controls and severance, partially offset by productivity savings.
PBWM revenues of $6.8 billion increased 10%, driven by growth in net interest income, reflecting strong loan growth in U.S. Personal Banking, as well as higher non-interest revenue, primarily due to lower partner payments in Retail services and higher investment product revenues in Global Wealth.
U.S. Personal Banking revenues of $4.9 billion increased 13%, primarily driven by higher revenues in cards, partially offset by lower Retail banking revenues. Branded cards revenues of $2.5 billion increased 12%, primarily driven by the higher net interest income, as average loans increased 12%. Retail services revenues of $1.7 billion increased 21%, primarily driven by the higher net interest income from loan growth, as well as the lower partner payments. Retail banking revenues of $624 million decreased 3%, largely driven by the transfer of certain relationships and the associated deposits to Global Wealth, partially offset by higher deposit spreads.
Global Wealth revenues of $1.9 billion increased 2%, primarily driven by higher investment product revenues across all regions, the benefit of the transfer of certain relationships and the associated deposits from Retail banking, and higher lending revenue.
For additional information on the results of operations of PBWM for the third quarter of 2023, see “Personal Banking and Wealth Management” below.

Legacy Franchises
Legacy Franchises net income was $125 million, compared to $316 million in the prior-year period, primarily driven by lower revenues and higher cost of credit, partially offset by lower expenses. Legacy Franchises operating expenses of $1.8 billion decreased 3%, primarily driven by the impact of exited markets and continued wind-downs, partially offset by separation costs and the impact of FX translation in Mexico
Consumer, Small Business and Middle-Market Banking (Mexico Consumer/SBMM).
Legacy Franchises revenues of $2.2 billion decreased 13%, largely driven by the lower gain on sale impacts in Asia Consumer and reductions from exited markets and continued wind-downs. The decrease was partially offset by higher revenues in Mexico Consumer/SBMM, largely reflecting the impact of FX translation, higher interest rates and volume growth.
For additional information on the results of operations of Legacy Franchises for the third quarter of 2023, see “Legacy Franchises” below.

Corporate/Other
Corporate/Other net income was $189 million, compared to $209 million in the prior-year period, largely driven by lower income tax benefits, partially offset by higher revenues and lower operating expenses. Corporate/Other operating expenses of $237 million decreased from $286 million in the prior-year period, primarily driven by lower consulting expenses.
Corporate/Other revenues of $500 million increased from $299 million in the prior-year period, largely driven by the absence of prior-year mark-to-market losses, primarily related to retained interchange litigation risk associated with shares of Visa B common stock that Citi previously sold.
For additional information on the results of operations of Corporate/Other for the third quarter of 2023, see “Corporate/Other” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical, macroeconomic and regulatory challenges and uncertainties continue to adversely impact economic conditions in the U.S. and globally, including continued elevated interest rates and inflation, economic and geopolitical challenges related to China, the Russia–Ukraine war and escalating tensions and conflicts in the Middle East, and a potential U.S. government shutdown. These and other factors have adversely affected financial markets, negatively impacted global economic growth rates and resulted in a continued risk of recession in the U.S., Europe and other regions and countries. In addition, these and other factors could adversely affect Citi’s customers, clients, businesses, funding costs, cost of credit and overall results of operations and financial condition during the fourth quarter of 2023.
As previously disclosed in May 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposal that would implement a special assessment to recover its uninsured deposit losses from recent bank failures. The FDIC estimated that the preliminary cost of the failures is approximately $15.8 billion, an estimate that would be periodically adjusted. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 basis points of uninsured U.S. deposits, over eight quarterly assessment periods beginning in 2024. Citi is likely to incur up to a $1.5 billion pretax charge, impacting operating expenses, if the final rule for the FDIC special assessment, which is expected before the end of 2023, is enacted as proposed.

Additionally, in July 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame, related to regulatory capital requirements that, if finalized as proposed, would have a material impact on Citi’s current capital position. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments—Basel III Revisions” below.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during the remainder of 2023, see “Third Quarter of 2023 Results Summary” above and each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2022 Form 10-K.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2023	2022	% Change	2023	2022	% Change
Net interest income	$13,828	$12,563	10%	$41,076	$35,398	16%
Non-interest revenue	6,311	5,945	6	19,946	21,934	(9)
Revenues, net of interest expense	$20,139	$18,508	9%	$61,022	$57,332	6%
Operating expenses	13,511	12,749	6	40,370	38,307	5
Provisions for credit losses and for benefits and claims	1,840	1,365	35	5,639	3,394	66
Income from continuing operations before income taxes	$4,788	$4,394	9%	$15,013	$15,631	(4)%
Income taxes	1,203	879	37	3,824	3,002	27
Income from continuing operations	$3,585	$3,515	2%	$11,189	$12,629	(11)%
Income (loss) from discontinued operations, net of taxes	2	(6)	NM	—	(229)	100
Net income before attribution of noncontrolling interests	$3,587	$3,509	2%	$11,189	$12,400	(10)%
Net income attributable to noncontrolling interests	41	30	37	122	68	79
Citigroup’s net income	$3,546	$3,479	2%	$11,067	$12,332	(10)%
Earnings per share
Basic
Income from continuing operations	$1.64	$1.64	—%	$5.19	$5.99	(13)%
Net income	1.64	1.64	—	5.19	5.87	(12)
Diluted
Income from continuing operations	$1.63	$1.63	—%	$5.14	$5.95	(14)%
Net income	1.63	1.63	—	5.14	5.84	(12)
Dividends declared per common share	0.53	0.51	4	1.55	1.53	1
Common dividends	$1,038	$1,001	4%	$3,042	$3,025	1%
Preferred dividends(1)	333	277	20	898	794	13
Common share repurchases	500	—	NM	1,500	3,250	(54)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2023	2022	% Change	2023	2022	% Change
At September 30:
Total assets	$2,368,477	$2,381,064	(1)%
Total deposits	1,273,506	1,306,486	(3)
Long-term debt	275,760	253,068	9
Citigroup common stockholders’ equity	190,008	179,565	6
Total Citigroup stockholders’ equity	209,503	198,560	6
Average assets	2,413,779	2,399,446	1	$2,447,212	$2,384,513	3%
Direct staff (in thousands)	240	238	1%
Performance metrics
Return on average assets	0.58%	0.58%		0.60%	0.69%
Return on average common stockholders’ equity(2)	6.7	7.1		7.3	8.6
Return on average total stockholders’ equity(2)	6.7	6.9		7.1	8.3
Return on tangible common equity (RoTCE)(3)	7.7	8.2		8.3	9.9
Efficiency ratio (total operating expenses/total revenues, net)	67.1	68.9		66.2	66.8
Basel III ratios
CET1 Capital(4)(5)	13.59%	12.26%
Tier 1 Capital(4)(5)	15.40	13.97
Total Capital(4)(5)	15.78	14.99
Supplementary Leverage ratio	6.04	5.71
Citigroup common stockholders’ equity to assets	8.02%	7.54%
Total Citigroup stockholders’ equity to assets	8.85	8.34
Dividend payout ratio(6)	33	31		30%	26%
Total payout ratio(7)	48	31		45	54
Book value per common share	$99.28	$92.71	7%
Tangible book value per share (TBVPS)(3)	86.90	80.34	8

(1)    Certain series of preferred stock have semiannual payment dates. See Note 19.
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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Third Quarter			Nine Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Institutional Clients Group	$10,644	$9,468	12%	$32,318	$32,047	1%
Personal Banking and Wealth Management	6,778	6,187	10	19,621	18,121	8
Legacy Franchises	2,217	2,554	(13)	6,992	6,420	9
Corporate/Other	500	299	67	2,091	744	NM
Total Citigroup net revenues	$20,139	$18,508	9%	$61,022	$57,332	6%

NM Not meaningful

INCOME

	Third Quarter			Nine Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Income (loss) from continuing operations
Institutional Clients Group	$2,465	$2,186	13%	$7,982	$8,822	(10)%
Personal Banking and Wealth Management	803	792	1	1,786	3,205	(44)
Legacy Franchises	127	316	(60)	611	(84)	NM
Corporate/Other	190	221	(14)	810	686	18
Income from continuing operations	$3,585	$3,515	2%	$11,189	$12,629	(11)%
Discontinued operations	$2	$(6)	NM	$—	$(229)	100%
Less: Net income attributable to noncontrolling interests	41	30	37%	122	68	79
Citigroup’s net income	$3,546	$3,479	2%	$11,067	$12,332	(10)%

NM Not meaningful

SEGMENT BALANCE SHEET(1)—SEPTEMBER 30, 2023

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$100,907	$6,242	$2,948	$143,890	$—	$253,987
Securities borrowed and purchased under agreements to resell, net of allowance	334,419	320	320	—	—	335,059
Trading account assets	395,108	1,301	433	9,526	—	406,368
Investments, net of allowance	142,851	13	1,519	364,615	—	508,998
Loans, net of unearned income and allowance for credit losses on loans	277,866	335,971	34,882	—	—	648,719
Other assets, net of allowance	127,263	25,541	17,710	44,832	—	215,346
Net intersegment liquid assets(4)	343,647	101,279	22,674	(467,600)	—	—
Total assets	$1,722,061	$470,667	$80,486	$95,263	$—	$2,368,477
Liabilities and equity
Total deposits	$782,346	$416,257	$50,845	$24,058	$—	$1,273,506
Securities loaned and sold under agreements to repurchase	253,948	30	2,754	38	—	256,770
Trading account liabilities	163,251	529	255	589	—	164,624
Short-term borrowings	32,596	1	—	10,569	—	43,166
Long-term debt(3)	98,871	314	76	15,928	160,571	275,760
Other liabilities	102,400	13,337	13,747	14,972	—	144,456
Net intersegment funding (lending)(3)	288,649	40,199	12,809	28,417	(370,074)	—
Total liabilities	$1,722,061	$470,667	$80,486	$94,571	$(209,503)	$2,158,282
Total equity(5)	—	—	—	692	209,503	210,195
Total liabilities and equity	$1,722,061	$470,667	$80,486	$95,263	$—	$2,368,477

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
For information on Citi’s planned revision to its financial reporting structure as of the end of the fourth quarter of 2023, including, among other things, the elimination of the ICG operating segment and the resulting creation of three new reportable operating segments (Services, consisting of Treasury and Trade Solutions and Securities Services; Markets, consisting of Fixed Income and Equity markets; and Banking, consisting of Investment Banking and Corporate Lending), see “Planned Revision to Operating Model and Financial Reporting Structure” above.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. As previously disclosed, as of March 31, 2023, Citi ended nearly all of the institutional banking services it offered in Russia, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below.
At September 30, 2023, ICG had $1.7 trillion in assets and $782 billion in deposits. Securities services managed $23.0 trillion in assets under custody and administration at September 30, 2023, of which Citi provided both custody and administrative services to certain clients related to $1.8 trillion of such assets. Managed assets under trust were $4.1 trillion at September 30, 2023. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022	% Change
Commissions and fees	$1,138	$1,082	5%	$3,414	$3,337	2%
Administration and other fiduciary fees	673	651	3	2,036	2,055	(1)
Investment banking fees(1)	805	816	(1)	2,325	2,845	(18)
Principal transactions	2,899	2,776	4	9,071	11,576	(22)
Other	(365)	(427)	15	(673)	(640)	(5)
Total non-interest revenue	$5,150	$4,898	5%	$16,173	$19,173	(16)%
Net interest income (including dividends)	5,494	4,570	20	16,145	12,874	25
Total revenues, net of interest expense	$10,644	$9,468	12%	$32,318	$32,047	1%
Total operating expenses	$7,179	$6,541	10%	$21,438	$19,698	9%
Net credit losses on loans	$51	$—	—%	$146	$48	NM
Credit reserve build (release) for loans	101	75	35	(124)	595	NM
Provision (release) for credit losses on unfunded lending commitments	(40)	(59)	32	(298)	124	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	84	70	20	458	88	NM
Provisions (releases) for credit losses	$196	$86	NM	$182	$855	(79)%
Income from continuing operations before taxes	$3,269	$2,841	15%	$10,698	$11,494	(7)%
Income taxes	804	655	23	2,716	2,672	2
Income from continuing operations	$2,465	$2,186	13%	$7,982	$8,822	(10)%
Noncontrolling interests	36	24	50	105	59	78
Net income	$2,429	$2,162	12%	$7,877	$8,763	(10)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,722	$1,706	1%
Average assets	1,757	1,729	2	$1,775	$1,704	4%
Efficiency ratio	67%	69%		66%	61%
Average loans by reporting unit (in billions of dollars)
Services	$83	$82	1%	$81	$82	(1)%
Banking	181	197	(8)	186	197	(6)
Markets	14	12	17	13	13	—
Total	$278	$291	(4)%	$280	$292	(4)%

Average deposits by reporting unit (in billions of dollars)
TTS	$676	$664	2%	$690	$669	3%
Securities services	120	131	(8)	123	134	(8)
Services	$796	$795	—%	$813	$803	1%
Markets and Banking	25	22	14	24	21	14
Total	$821	$817	—%	$837	$824	2%

(1)    Investment banking fees are substantially composed of underwriting and advisory revenues.
NM Not meaningful

ICG Revenue Details

	Third Quarter			Nine Months
In millions of dollars	2023	2022	% Change	2023	2022	% Change
Services
Net interest income	$3,133	$2,619	20%	$8,886	$6,897	29%
Non-interest revenue	1,582	1,558	2	4,951	4,795	3
Total Services revenues	$4,715	$4,177	13%	$13,837	$11,692	18%
Net interest income	$2,607	$2,231	17%	$7,390	$5,960	24%
Non-interest revenue	984	977	1	3,122	2,911	7
TTS revenues	$3,591	$3,208	12%	$10,512	$8,871	18%
Net interest income	$526	$388	36%	$1,496	$937	60%
Non-interest revenue	598	581	3	1,829	1,884	(3)
Securities services revenues	$1,124	$969	16%	$3,325	$2,821	18%
Markets
Net interest income	$1,578	$1,228	29%	$5,030	$3,675	37%
Non-interest revenue	2,902	2,840	2	9,670	11,494	(16)
Total Markets revenues(1)	$4,480	$4,068	10%	$14,700	$15,169	(3)%
Fixed income markets	$3,562	$3,122	14%	$11,545	$11,489	—%
Equity markets	918	946	(3)	3,155	3,680	(14)
Total Markets revenues	$4,480	$4,068	10%	$14,700	$15,169	(3)%
Rates and currencies	$2,801	$2,492	12%	$9,285	$8,955	4%
Spread products / other fixed income	761	630	21	2,260	2,534	(11)
Total Fixed income markets revenues	$3,562	$3,122	14%	$11,545	$11,489	—%
Banking
Net interest income	$783	$723	8%	$2,229	$2,302	(3)%
Non-interest revenue	666	500	33	1,552	2,884	(46)
Total Banking revenues	$1,449	$1,223	18%	$3,781	$5,186	(27)%
Investment banking
Advisory	$309	$392	(21)%	$760	$1,096	(31)%
Equity underwriting	132	100	32	403	462	(13)
Debt underwriting	403	139	NM	1,067	906	18
Total Investment banking revenues	$844	$631	34%	$2,230	$2,464	(9)%
Corporate lending (excluding gains (losses) on loan hedges)(2)	$652	$648	1%	$1,863	$2,115	(12)%
Total Banking revenues (excluding gains (losses) on loan hedges)(2)	$1,496	$1,279	17%	$4,093	$4,579	(11)%
Gain (loss) on loan hedges(2)	(47)	(56)	16	(312)	607	NM
Total Banking revenues (including gains (losses) on loan hedges)(2)	$1,449	$1,223	18%	$3,781	$5,186	(27)%
Total ICG revenues, net of interest expense	$10,644	$9,468	12%	$32,318	$32,047	1%

(1)    Citi assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate Net interest income may be risk managed with derivatives that are recorded in Principal transactions revenue within Non-interest revenue. For a description of the composition of these revenue line items, see Notes 4, 5 and 6.
(2)    Credit derivatives are used to economically hedge a portion of the corporate loan portfolio that includes both accrual loans and loans at fair value. Gain (loss) on loan hedges includes the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup’s results of operations excluding the impact of gain (loss) on loan hedges are non-GAAP financial measures.
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of any gain (loss) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q23 vs. 3Q22
Net income of $2.4 billion increased 12%, primarily driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Revenues increased 12% (including gain (loss) on loan hedges), driven by higher Services, Banking and Markets revenues, partially offset by an approximate $180 million net impact from a currency devaluation in Argentina on Citi’s net investment in the country. Services revenues were up 13%, driven by higher revenues in both TTS and Securities services. Banking revenues were up 18% (including the impact of the gain (loss) on loan hedges), reflecting higher revenues in both Investment banking and Corporate lending. Markets revenues were up 10%, driven by higher revenues in Fixed income markets, partially offset by lower revenues in Equity markets.
Citi expects revenues in its Markets and Investment banking businesses will continue to reflect the overall market environment during the fourth quarter of 2023.

Within Services:

•TTS revenues increased 12%, driven by 17% growth in net interest income and 1% growth in non-interest revenue, reflecting strong growth across all client segments. The increase in net interest income was primarily driven by higher interest rates as well as growth in deposits, partially offset by higher interest rates paid on deposits. Average deposits increased 2%, largely driven by growth in EMEA, Asia and Latin America. On a quarter-over-quarter basis, average deposits were down, mainly in North America, driven by portfolio optimization efforts and monetary tightening. Average loans increased 2%, mainly driven by growth in Latin America and North America. The increase in non-interest revenue was driven by strong fee growth in the cash business, reflecting solid client engagement and continued growth of underlying drivers, including higher cross-border flows (up 16%), U.S. dollar clearing volume (up 6%) and commercial card spend (up 8%). The increase in non-interest revenue was largely offset by the impact from the currency devaluation in Argentina.
•Securities services revenues increased 16%, as net interest income grew 36%, driven by higher interest rates across currencies and cost of funds management, partially offset by the impact of an 8% decline in average deposits. The decline in average deposits reflected the impact of monetary tightening. Non-interest revenues increased 3%, driven by higher fees due to higher assets under custody and administration and continued elevated levels of corporation actions in Issuer services. The increase in non-interest revenue was partially offset by the impact from the currency devaluation in Argentina.

Within Markets:

•Fixed income markets increased 14%, driven by North America, largely reflecting strength in rates and currencies despite continued lower market volatility.
Rates and currencies increased 12%, driven by a conducive rate environment and associated market-making activity. Spread products and other fixed income revenues increased 21%. This increase was driven by North America, reflecting higher commodities revenue, and growth in the financing and securitization business, including increased client or market activity.
•Equity markets revenues decreased 3%, driven by a decline in equity derivatives, partially offset by growth in equity cash and prime services. The decline in equity derivatives revenues reflected a more challenging macroeconomic environment and lower volatility. The increase in equity cash revenue was driven by increased client activity. Prime services revenues increased modestly and the business continued to grow prime finance balances.

Within Banking:

•Investment banking revenues increased 34%, as strength in equity and debt underwriting was partially offset by a decline in advisory. Advisory revenues decreased 21%, reflecting a decline in EMEA, driven by macroeconomic uncertainties resulting in a lower market wallet, in addition to lower wallet share. Equity underwriting revenues increased 32%, reflecting growth in EMEA and North America, driven by growth in wallet share, partially offset by lower market wallet. Debt underwriting revenues increased 190%, reflecting growth in North America and EMEA, driven by wallet share gains, largely in investment grade, as well as growth in leveraged loans. The increase in debt underwriting revenues also reflected an absence of certain realized and unrealized losses of $110 million in the prior-year period, compared to gains of $16 million in the current-year period.
•Corporate lending revenues increased 2%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues increased modestly (up 1%).

Expenses increased 10%, primarily driven by continued investment in risk and controls and volume-related expenses, partially offset by productivity savings.
Provisions reflected a cost of $196 million, compared to $86 million in the prior-year period, largely driven by an ACL build for loans and higher net credit losses. Net credit losses were $51 million, compared to no losses in the prior-year period.
The ACL build was $145 million, compared to $86 million in the prior-year period, largely driven by an ACL build for loans of $101 million, primarily due to specific risks and uncertainties impacting vulnerable industries and regions, partially offset by improved key macroeconomic variable forecasts. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

2023 YTD vs. 2022 YTD
Net income of $7.9 billion decreased 10%, primarily driven by higher expenses and higher cost of credit, partially offset by a modest increase in revenues.
Revenues increased 1% (including gain (loss) on loan hedges), driven by higher Services revenues, partially offset by lower Banking and Markets revenues as well as the approximate $180 million net impact from the currency devaluation in Argentina. Services revenues increased 18%, driven by higher revenues in both TTS and Securities services. Banking revenues declined 27% (including the impact of the gain (loss) on loan hedges), reflecting lower revenues in both Investment banking and Corporate lending. Markets revenues declined 3%, driven by lower revenues in Equity markets, reflecting lower client activity, driven by decreased volatility and a strong prior-year comparison.

Within Services:

•TTS revenues increased 18%, with growth in net interest income of 24% and non-interest revenue of 7%, largely driven by the same factors described above.
•Securities services revenues increased 18%, reflecting higher net interest income, largely driven by the same factors described above. Non-interest revenue declined 3%, as a decrease in revenues in the custody business and the impact from the currency devaluation in Argentina were partially offset by an increase in Issuer services.

Within Markets:

•Fixed income markets revenues were largely unchanged. Rates and currencies revenues increased 4%, driven by strength in rates, partially offset by a decline in the currencies business, primarily reflecting lower volatility and a strong prior-year comparison. Spread products and other fixed income revenues decreased 11%, driven by lower client activity.
•Equity markets revenues decreased 14%, primarily due to a decline in equity derivatives, largely driven by the same factors described above, as well as a modest decline in equity cash.

Within Banking:

•Investment banking revenues decreased 9%. Advisory revenues decreased 31%, primarily driven by lower market wallet. Equity underwriting revenues decreased 13%, driven by lower wallet share. Debt underwriting revenues increased 18%, driven by growth in wallet share, partially offset by a decline in market wallet.
•Corporate lending revenues decreased 43%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues decreased 12%, primarily driven by the impact of foreign currency translation, as well as lower volumes.

Expenses increased 9%, primarily driven by continued investment in Citi’s transformation, investments in TTS, other risk and controls investments, volume-related expenses and other structural expenses, including severance costs, partially offset by productivity savings and FX translation.
Provisions reflected a cost of $182 million, compared to $855 million in the prior-year period. Net credit losses were $146 million, compared to $48 million in the prior-year period.
The ACL build was $36 million, compared to $807 million in the prior-year period. The lower build was driven by the absence of Russia-related ACL builds in the prior-year period. The lower build was partially offset by a $458 million build for other assets, primarily related to an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

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
For information on Citi’s planned revision to its financial reporting structure as of the end of the fourth quarter of 2023, including, among other things, the elimination of the PBWM operating segment and the resulting creation of two new reportable operating segments (Wealth, consisting of Private Bank, Wealth at Work and Citigold; and U.S. Personal Banking, consisting of Cards (Branded Cards and Retail Services) and Retail Banking), see “Planned Revision to Operating Model and Financial Reporting Structure” above.
At September 30, 2023, U.S. Personal Banking had 652 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Miami and Washington, D.C. U.S. Personal Banking had $156 billion in outstanding credit card balances, $109 billion in deposits, $39 billion in mortgages and $4 billion in personal and small business loans. Global Wealth had $307 billion in deposits, $89 billion in mortgage loans, $57 billion in personal and small business loans and $5 billion in outstanding credit card balances.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022	% Change
Net interest income	$6,356	$5,836	9%	$18,253	$16,790	9%
Non-interest revenue	422	351	20	1,368	1,331	3
Total revenues, net of interest expense	$6,778	$6,187	10%	$19,621	$18,121	8%
Total operating expenses	$4,301	$4,077	5%	$12,759	$11,951	7%
Net credit losses on loans	$1,367	$723	89%	$3,702	$2,113	75%
Credit reserve build (release) for loans	95	360	(74)	935	(64)	NM
Provision (release) for credit losses on unfunded lending commitments	(9)	19	NM	(13)	30	NM
Provisions for benefits and claims (PBC), and other assets	4	7	(43)	3	9	(67)
Provisions (releases) for credit losses and PBC	$1,457	$1,109	31%	$4,627	$2,088	NM
Income from continuing operations before taxes	$1,020	$1,001	2%	$2,235	$4,082	(45)%
Income taxes	217	209	4	449	877	(49)
Income from continuing operations	$803	$792	1%	$1,786	$3,205	(44)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$803	$792	1%	$1,786	$3,205	(44)%
Balance Sheet data (in billions of dollars)
EOP assets	$471	$479	(2)%
Average assets	474	473	—	$484	$474	2%
Average loans	347	325	7	340	318	7
Average deposits	421	428	(2)	429	437	(2)
Efficiency ratio	63%	66%		65%	66%
Net credit losses as a percentage of average loans	1.57	0.88		1.46	0.89
Revenue by reporting unit and component
Branded cards	$2,538	$2,258	12%	$7,356	$6,516	13%
Retail services	1,731	1,431	21	4,990	4,030	24
Retail banking	624	642	(3)	1,831	1,893	(3)
U.S. Personal Banking	$4,893	$4,331	13%	$14,177	$12,439	14%
Private bank	$640	$649	(1)%	$1,812	$2,173	(17)%
Wealth at Work	234	182	29	651	535	22
Citigold	1,011	1,025	(1)	2,981	2,974	—
Global Wealth	$1,885	$1,856	2%	$5,444	$5,682	(4)%
Total	$6,778	$6,187	10%	$19,621	$18,121	8%

NM Not meaningful

3Q23 vs. 3Q22
Net income was $803 million, compared to $792 million in the prior-year period, driven by higher revenues, partially offset by higher cost of credit and higher expenses.
Revenues increased 10%, primarily driven by higher net interest income, reflecting strong loan growth in U.S. Personal Banking, as well as higher non-interest revenue, primarily due to lower partner payments in Retail services and higher investment product revenues in Global Wealth.
U.S. Personal Banking revenues increased 13%, reflecting higher revenues in cards, partially offset by lower revenues in Retail banking.
Cards revenues increased 16%. Branded cards revenues increased 12%, primarily driven by the higher net interest income, reflecting the strong loan growth. Branded cards new account acquisitions increased 5% and card spend volumes increased 4%. Average loans increased 12%, reflecting lower payment rates and the higher card spend volumes.
Retail services revenues increased 21%, primarily driven by the higher net interest income on higher loan balances, as well as higher non-interest revenue due to the lower partner payments on higher net credit losses. Retail services card spend volumes decreased 5%, primarily driven by lower discretionary retail spend. Average loans increased 9%, reflecting lower payment rates, partially offset by the lower card spend volumes.
Retail banking revenues decreased 3%, primarily driven by the impact of the transfer of certain relationships and the associated deposit balances to Global Wealth, partially offset by strength in deposit spreads. Average loans increased 17%, primarily driven by mortgage originations and lower refinancings due to higher interest rates. Average deposits decreased 4%, largely reflecting the transfer of certain relationships and the associated deposit balances to Global Wealth.
Global Wealth revenues increased 2%, primarily driven by higher investment product revenue across all regions, the benefits of the transfer of certain relationships and the associated deposit balances from Retail banking, and higher lending revenue. Average loans were largely unchanged. Average deposits decreased 1%, reflecting transfers to higher-yielding investments on Citi’s platform. Client assets increased 7%, primarily driven by increases in market valuations and net new inflows. Client advisors were largely unchanged. Private bank revenues decreased 1%, driven by higher interest rates paid on deposits, partially offset by the higher investment product revenue. Wealth at Work revenues increased 29%, driven by higher lending spreads and loan growth, primarily in mortgages, and Citigold revenues decreased 1%.
Expenses increased 5%, largely driven by risk and controls investments and severance costs, partially offset by productivity savings.

Provisions were $1.5 billion, compared to $1.1 billion in the prior-year period, largely driven by higher net credit losses, partially offset by a lower net ACL build for loans. Net credit losses increased 89%, reflecting ongoing normalization in cards, with Branded cards net credit losses up 103% to $707 million and Retail services net credit losses up 82% to $573 million. Both Branded cards and Retail services net credit losses are expected to reach pre-pandemic levels by the end of 2023.
The net ACL build was $90 million, compared to $386 million in the prior-year period, primarily reflecting growth in loan balances in Branded cards and Retail services. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on U.S. Personal Banking’s Branded cards, Retail services and Retail banking portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to PBWM’s future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2023 YTD vs. 2022 YTD
Net income was $1.8 billion, compared to $3.2 billion in the prior-year period, driven by higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 8%, largely due to higher revenues in U.S. Personal Banking. U.S. Personal Banking revenues increased 14%, reflecting higher revenues in cards, largely driven by the same factors described above. Retail banking revenues decreased 3%, largely driven by the impact of the transfer of certain relationships and the associated deposit balances to Global Wealth. Global Wealth revenues decreased 4%, largely driven by investment product revenue headwinds and lower net interest income, partially offset by the benefits of the transfer of certain relationships and the associated deposit balances from Retail banking.
Expenses increased 7%, primarily driven by continued investments in Citi’s transformation, other risk and controls investments and severance costs, partially offset by productivity savings.
Provisions were $4.6 billion, compared to $2.1 billion in the prior-year period, reflecting higher net credit losses, primarily driven by ongoing normalization in Branded cards and Retail services, as well as a net ACL build for loans.
The net ACL build was $925 million, primarily driven by growth in loan balances in Branded cards and Retail services, compared to a release of $25 million in the prior-year period.

LEGACY FRANCHISES

As of September 30, 2023, Legacy Franchises included (i) Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining five exit countries (China, Indonesia, Korea, Poland and Russia), (ii) Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, and (iii) Legacy Holdings Assets (certain North America consumer mortgage loans and other legacy assets). Asia Consumer provides traditional retail banking and branded card products to retail and small business customers. Mexico Consumer/SBMM provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers through Citibanamex.
For information on Citi’s planned revision to its financial reporting structure as of the end of the fourth quarter of 2023, including, among other things, the creation of a new All Other category, which will include Legacy Franchises (Asia Consumer, Mexico Consumer/SBMM and Legacy Holdings Assets), see “Planned Revision to Operating Model and Financial Reporting Structure” above.
Legacy Franchises also included the following eight Asia Consumer businesses prior to their sales: Australia, until its closing in June 2022; the Philippines, until its closing in August 2022; Thailand and Malaysia, until their closings in November 2022; Bahrain, until its closing in December 2022; India and Vietnam, until their closings in March 2023; and Taiwan, until its closing in August 2023.
Additionally, Citi has entered into an agreement to sell its consumer banking business in Indonesia and has continued to make progress on its wind-downs in China, Korea and Russia. In October 2023, Citi also announced the signing of an agreement to sell its onshore consumer wealth business in China. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Institutional Clients Group” above and “Managing Global Risk—Other Risks—Country Risk—Russia” below, as well as “Risk Factors” in Citi’s 2022 Form 10-K.
As previously disclosed, Citi intends to pursue an IPO of its consumer, small business and middle-market banking operations in Mexico. Citi will retain its ICG and Private bank businesses in Mexico. Citi currently expects that the separation of the businesses will be completed in the second half of 2024 and that the IPO will take place in 2025.
At September 30, 2023, on a combined basis, Legacy Franchises had 1,355 retail branches, $20 billion in retail banking loans and $51 billion in deposits. In addition, the businesses had $9 billion in outstanding card loan balances, and Mexico SBMM had $8 billion in outstanding corporate loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2023	2022	% Change	2023	2022
Net interest income	$1,279	$1,385	(8)%	$3,914	$4,367	(10)%
Non-interest revenue	938	1,169	(20)	3,078	2,053	50
Total revenues, net of interest expense	$2,217	$2,554	(13)%	$6,992	$6,420	9%
Total operating expenses	$1,794	$1,845	(3)%	$5,324	$5,952	(11)%
Net credit losses on loans	$219	$164	34%	$595	$448	33%
Credit reserve build (release) for loans	(17)	6	NM	60	(168)	NM
Provision (release) for credit losses on unfunded lending commitments	(5)	(31)	84	(33)	90	NM
Provisions for benefits and claims (PBC), HTM debt securities and other assets	(9)	28	NM	211	78	NM
Provisions (releases) for credit losses and PBC	$188	$167	13%	$833	$448	86%
Income (loss) from continuing operations before taxes	$235	$542	(57)%	$835	$20	NM
Income taxes	108	226	(52)	224	104	NM
Income (loss) from continuing operations	$127	$316	(60)%	$611	$(84)	NM
Noncontrolling interests	2	—	—	7	—	—%
Net income (loss)	$125	$316	(60)%	$604	$(84)	NM
Balance Sheet data (in billions of dollars)
EOP assets	$80	$100	(20)%
Average assets	87	103	(16)	$92	$114	(19)%
EOP loans	37	37	—
EOP deposits	51	50	1
Efficiency ratio	81%	72%		76%	93%
Revenue by reporting unit and component
Asia Consumer	$672	$1,372	(51)%	$2,635	$3,039	(13)%
Mexico Consumer/SBMM	1,552	1,173	32	4,323	3,496	24
Legacy Holdings Assets	(7)	9	NM	34	(115)	NM
Total	$2,217	$2,554	(13)%	$6,992	$6,420	9%

NM Not meaningful

3Q23 vs. 3Q22
Net income was $125 million, compared to $316 million in the prior-year period, driven by lower revenues and higher cost of credit, partially offset by lower expenses.
Results for the third quarter of 2023 included divestiture-related impacts of approximately $299 million in earnings before taxes (approximately $214 million after-tax), reflecting the following:

•$396 million of aggregate divestiture-related revenues, primarily related to a gain on sale of the Taiwan consumer business, recorded in Other revenue
•$114 million of aggregate divestiture-related expenses, largely relating to separation costs in Mexico Consumer/SBMM and severance costs in Asia Consumer
•$(17) million benefit of divestiture-related credit costs
•$85 million of related taxes

Results for the third quarter of 2022 included divestiture-related impacts of approximately $519 million (approximately $256 million after-tax), reflecting the following:

•$614 million of aggregate divestiture-related revenues, primarily related to a gain on sale of the Philippines consumer business, recorded in Other revenue
•$107 million of aggregate divestiture-related expenses, primarily composed of transaction costs (recognized as an operating expense) associated with the Philippines gain on sale, as well as severance and related costs associated with Asia Consumer
•$(12) million benefit of divestiture-related credit costs
•$263 million of related taxes

Revenues decreased 13%, primarily driven by lower revenues in Asia Consumer, partially offset by higher revenues in Mexico Consumer/SBMM.
Asia Consumer revenues of $672 million decreased from $1.4 billion in the prior-year period, mainly driven by the lower gain on sale impacts in Asia Consumer and the reduction from exited markets and continued wind-downs.
Mexico Consumer/SBMM revenues increased 32%, as cards revenues increased 46%, SBMM revenues increased 27% and retail banking revenues increased 28%, primarily due to the benefit of FX translation as well as higher interest rates and higher lending volumes.
Legacy Holdings Assets revenues of $(7) million decreased from $9 million in the prior-year period, largely driven by the continued wind-down of legacy assets.
Expenses decreased 3%, mainly driven by the impact of the exited markets and continued wind-downs, partially offset by separation costs and the impact of FX translation in Mexico Consumer/SBMM.
Provisions were $188 million, compared to $167 million in the prior-year period, primarily driven by higher net credit losses, partially offset by a net ACL release in the current quarter. Net credit losses increased 34%, largely driven by the ongoing normalization in the Mexico Consumer portfolios.

For additional information about trends, uncertainties and risks related to Legacy Franchises’ future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2023 YTD vs. 2022 YTD
Net income was $604 million, compared to a net loss of $84 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by higher cost of credit.
Results for year-to-date 2023 included divestiture-related impacts of approximately $1.2 billion (approximately $770 million after-tax), reflecting the following:

•$1.4 billion of net divestiture gains, primarily related to the gain on sales of the India and Taiwan consumer banking businesses, recorded in Other revenue
•$266 million of aggregate divestiture-related expenses
•$(37) million benefit of divestiture-related credit costs
•$409 million of related taxes

Results for year-to-date 2022 included divestiture-related impacts of approximately $(110) million (approximately $(297) million after-tax), reflecting the following:

•$645 million of net divestiture gains, primarily related to a $616 million gain on sale of the Philippines consumer banking business, recorded in Other revenue in the third quarter of 2022
•$638 million of aggregate divestiture-related expenses, including a $535 million goodwill impairment in the first quarter of 2022
•$117 million of divestiture-related credit costs
•$187 million of related taxes

Revenues increased 9%, driven by higher revenues in Mexico Consumer/SBMM and Legacy Holdings Assets, partially offset by lower revenues in Asia Consumer.
Asia Consumer revenues decreased 13%, primarily driven by the reduction from exited markets and wind-downs, partially offset by higher gain on sale impacts in the current-year period. Mexico Consumer/SBMM revenues increased 24%, mainly due to the benefit of FX translation as well as higher interest rates and higher lending volumes. Legacy Holdings Assets revenues of $34 million increased from $(115) million in the prior-year period, primarily driven by the release of a CTA loss (net of hedges) recorded in AOCI in the second quarter of 2022.
Expenses decreased 11%, mainly driven by the absence of the goodwill impairment that occurred in the first quarter of 2022 and the impact of the exited markets and continued wind-downs.
Provisions were $833 million, compared to $448 million in the prior-year period, driven by higher lending volumes and net credit losses in Mexico Consumer, as well as a build for other assets, primarily related to an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

CORPORATE/OTHER

Activities not assigned to the operating segments (ICG, PBWM and Legacy Franchises) are included in Corporate/Other. Corporate/Other included certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations. For information on Citi’s planned revision to its financial reporting structure as of the end of the fourth quarter of 2023, including, among other things, the creation of a new All Other category, which will include Corporate/Other, see “Planned Revision to Operating Model and Financial Reporting Structure” above. At September 30, 2023, Corporate/Other had $95 billion in assets, including Corporate Treasury investment securities and the Company’s deferred tax assets (DTAs).

	Third Quarter			Nine Months		% Change
In millions of dollars	2023	2022	% Change	2023	2022
Net interest income	$699	$772	(9)%	$2,764	$1,367	NM
Non-interest revenue	(199)	(473)	58	(673)	(623)	(8)%
Total revenues, net of interest expense	$500	$299	67%	$2,091	$744	NM
Total operating expenses	$237	$286	(17)%	$849	$706	20%
Provisions for HTM debt securities and other assets	$(1)	$3	NM	$(3)	$3	NM
Income (loss) from continuing operations before taxes	$264	$10	NM	$1,245	$35	NM
Income taxes (benefits)	74	(211)	NM	435	(651)	NM
Income from continuing operations	$190	$221	(14)%	$810	$686	18%
Income (loss) from discontinued operations, net of taxes	2	(6)	NM	—	(229)	100
Net income before attribution to noncontrolling interests	$192	$215	(11)%	$810	$457	77%
Noncontrolling interests	3	6	NM	10	9	11
Net income	$189	$209	(10)%	$800	$448	79%

NM Not meaningful

3Q23 vs. 3Q22
Net income was $189 million, compared to $209 million in the prior-year period. The decrease in net income was primarily driven by higher income tax expense due to the geographic mix of earnings, partially offset by higher revenues and lower expenses.
Revenues increased to $500 million, compared to $299 million in the prior-year period, largely driven by the absence of prior-year mark-to-market losses, primarily related to retained interchange litigation risk associated with shares of Visa B common stock that Citi previously sold.
Expenses were $237 million, compared to $286 million in the prior-year period, largely reflecting lower consulting expenses.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

2023 YTD vs. 2022 YTD
Net income was $800 million, compared to net income of $448 million in the prior-year period, largely driven by higher revenues and a prior-year release of a CTA loss (net of hedges) from AOCI (for additional information, see Note 2). The increase in net income was partially offset by higher income tax expense due to the geographic mix of earnings and lower discrete tax benefits as well as higher expenses.
Revenues increased to $2.1 billion, compared to $744 million in the prior-year period, largely driven by higher net interest income from Deposits with banks and the investment portfolio, largely due to higher interest rates.
Expenses were $849 million, compared to $706 million in the prior-year period, primarily reflecting higher severance costs, partially offset by lower consulting expenses.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2022 Form 10-K.
During the third quarter of 2023, Citi returned a total of $1.5 billion of capital to common shareholders in the form of $1.0 billion in dividends and $0.5 billion in share repurchases (approximately 12 million common shares). For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.53 per share for the third quarter of 2023, and on October 19, 2023, declared common dividends of $0.53 per share for the fourth quarter of 2023. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval. In addition, as previously announced, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Capital Resources—Regulatory Capital Standards and Developments” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.6% as of September 30, 2023, compared to 13.4% as of June 30, 2023, relative to a required regulatory CET1 Capital ratio of 12.0% as of such dates under the Standardized Approach. This compares to a CET1 Capital ratio of 13.0% as of December 31, 2022, relative to a required regulatory CET1 Capital ratio of 11.5% as of such date under the Standardized Approach.
Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.5% as of September 30, 2023, largely unchanged from June 30, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework. This compares to a CET1 Capital ratio of 12.1% as of December 31, 2022, relative to a required regulatory CET1 Capital ratio of 10.0% as of such date under the Advanced Approaches.
Citi’s CET1 Capital ratio increased under the Standardized Approach from June 30, 2023, driven primarily by net income and impacts from the sales of Asia Consumer businesses, partially offset by the return of capital to common shareholders. Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from year-end 2022, driven primarily by year-to-date net income of $11.1 billion and impacts from the sales of Asia Consumer businesses, partially offset by the return of capital to common shareholders. The increase in the CET1 Capital ratio under the Advanced Approaches was also partially offset by an increase in Advanced Approaches RWA.
Stress Capital Buffer
In July 2023, the Federal Reserve Board confirmed Citi’s Stress Capital Buffer (SCB) requirement of 4.3%, increased from 4.0%, for the four-quarter window starting from October 1, 2023 to September 30, 2024.
Accordingly, as of October 1, 2023, Citi’s required regulatory CET1 Capital ratio increased to 12.3% from 12.0% under the Standardized Approach, incorporating the 4.3% SCB and its current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2022 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of September 30, 2023, June 30, 2023 and December 31, 2022:

	Advanced Approaches			Standardized Approach(1)
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2023	June 30, 2023	December 31, 2022
CET1 Capital ratio(2)	10.5%	10.5%	10.0%	12.0%	12.0%	11.5%
Tier 1 Capital ratio(2)	12.0	12.0	11.5	13.5	13.5	13.0
Total Capital ratio(2)	14.0	14.0	13.5	15.5	15.5	15.0

(1)As of October 1, 2023, Citi’s required regulatory CET1 Capital ratio increased from 12.0% to 12.3% under the Standardized Approach, incorporating the 4.3% SCB and its current GSIB surcharge of 3.5%.
(2)As of January 1, 2023, Citi’s required risk-based capital ratios included the 4.0% SCB and 3.5% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge under the Advanced Approaches (all of which must be composed of CET1 Capital). These requirements were applicable through September 30, 2023. See “Stress Capital Buffer” above for more information.

The following tables present Citi’s capital components and ratios as of September 30, 2023, June 30, 2023 and December 31, 2022:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2023	June 30, 2023	December 31, 2022
CET1 Capital(1)	$156,134	$154,243	$148,930	$156,134	$154,243	$148,930
Tier 1 Capital(1)	176,878	175,743	169,145	176,878	175,743	169,145
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)(5)	197,219	198,036	188,889	205,932	206,852	197,578
Total Risk-Weighted Assets(5)	1,249,606	1,234,271	1,233,138	1,148,550	1,153,450	1,148,678
Credit Risk(1)(5)	$892,423	$874,707	$860,515	$1,087,701	$1,090,440	$1,072,777
Market Risk(5)	59,880	62,261	74,849	60,849	63,010	75,901
Operational Risk	297,303	297,303	297,774	—	—	—
CET1 Capital ratio(2)(5)	12.49%	12.50%	12.08%	13.59%	13.37%	12.97%
Tier 1 Capital ratio(2)(5)	14.15	14.24	13.72	15.40	15.24	14.73
Total Capital ratio(2)(5)	15.78	16.04	15.32	17.93	17.93	17.20

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2023	June 30, 2023	December 31, 2022
Quarterly Adjusted Average Total Assets(1)(3)		$2,378,887	$2,429,306	$2,395,863
Total Leverage Exposure(1)(4)		2,927,392	2,943,546	2,906,773
Leverage ratio	4.0%	7.44%	7.23%	7.06%
Supplementary Leverage ratio	5.0	6.04	5.97	5.82

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

As indicated in the table above, Citigroup’s capital ratios at September 30, 2023 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of September 30, 2023.

Components of Citigroup Capital

In millions of dollars	September 30, 2023	December 31, 2022
CET1 Capital
Citigroup common stockholders’ equity(1)	$190,134	$182,325
Add: Qualifying noncontrolling interests	193	128
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	1,514	2,271
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(1,259)	(2,522)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	625	1,441
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,552	19,007
Identifiable intangible assets other than MSRs, net of related DTLs	3,444	3,411
Less: Defined benefit pension plan net assets; other	1,340	1,935
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,219	12,197
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	1,786	325
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$156,134	$148,930
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,369	$18,864
Qualifying trust preferred securities(6)	1,412	1,406
Qualifying noncontrolling interests	28	30
Regulatory capital deductions:
Less: Other	65	85
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,744	$20,215
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$176,878	$169,145
Tier 2 Capital
Qualifying subordinated debt	$16,112	$15,530
Qualifying noncontrolling interests	34	37
Eligible allowance for credit losses(2)(7)(8)	13,688	13,461
Regulatory capital deduction:
Less: Other	780	595
Total Tier 2 Capital (Standardized Approach)(8)	$29,054	$28,433
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)(8)	$205,932	$197,578
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)(8)	$(8,713)	$(8,689)
Total Tier 2 Capital (Advanced Approaches)(8)	$20,341	$19,744
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)(8)	$197,219	$188,889
(1)Issuance costs of $126 million and $131 million related to outstanding noncumulative perpetual preferred stock at September 30, 2023 and December 31, 2022, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $28.3 billion of net DTAs at September 30, 2023, $11.2 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $1.8 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of September 30, 2023. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.

Footnotes continue on the following page.

(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2023 and December 31, 2022, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.0 billion and $4.8 billion at September 30, 2023 and December 31, 2022, respectively.
(8)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
CET1 Capital, beginning of period	$154,243	$148,930
Net income	3,546	11,067
Common and preferred dividends declared	(1,371)	(3,940)
Net increase in treasury stock	(491)	(771)
Net increase in common stock and additional paid-in capital	168	294
Net change in CTA net of hedges, net of tax	(1,496)	(631)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(169)	793
Net decrease in defined benefit plans liability adjustment, net of tax	312	72
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(19)	170
Net change in other Accumulated other comprehensive income (loss) (AOCI)	11	34
Net decrease in goodwill, net of related DTLs	381	455
Net change in identifiable intangible assets other than MSRs, net of related DTLs	87	(33)
Net decrease in defined benefit pension plan net assets	663	604
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	242	978
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	42	(1,461)
Net decrease in CECL transition provision	—	(757)
Other	(15)	330
Net increase in CET1 Capital	$1,891	$7,204
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$156,134	$156,134
Additional Tier 1 Capital, beginning of period	$21,500	$20,215
Net change in qualifying perpetual preferred stock	(740)	505
Net increase in qualifying trust preferred securities	2	6
Other	(18)	18
Net change in Additional Tier 1 Capital	$(756)	$529
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$176,878	$176,878
Tier 2 Capital, beginning of period (Standardized Approach)(1)	$31,109	$28,433
Net change in qualifying subordinated debt	(1,557)	582
Net change in eligible allowance for credit losses	(27)	227
Other	(471)	(188)
Net change in Tier 2 Capital (Standardized Approach)	$(2,055)	$621
Tier 2 Capital, end of period (Standardized Approach)	$29,054	$29,054
Total Capital, end of period (Standardized Approach)	$205,932	$205,932
Tier 2 Capital, beginning of period (Advanced Approaches)(1)	$22,293	$19,744
Net change in qualifying subordinated debt	(1,557)	582
Net increase in excess of eligible credit reserves over expected credit losses	76	203
Other	(471)	(188)
Net change in Tier 2 Capital (Advanced Approaches)	$(1,952)	$597
Tier 2 Capital, end of period (Advanced Approaches)	$20,341	$20,341
Total Capital, end of period (Advanced Approaches)	$197,219	$197,219

(1)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total Risk-Weighted Assets, beginning of period(1)	$1,153,450	$1,148,678
Changes in Credit Risk-Weighted Assets
General credit risk exposures(2)	(1,853)	(8,015)
Derivatives(3)	(2,447)	3,509
Repo-style transactions(4)	(1,571)	10,032
Securitization exposures	447	539
Equity exposures(5)	108	2,485
Other exposures(6)	2,577	6,374
Net change in Credit Risk-Weighted Assets	$(2,739)	$14,924
Changes in Market Risk-Weighted Assets
Risk levels	$(1,964)	$(7,749)
Model and methodology updates	(197)	(7,303)
Net decrease in Market Risk-Weighted Assets(7)	$(2,161)	$(15,052)
Total Risk-Weighted Assets, end of period	$1,148,550	$1,148,550

(1)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.
(2)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the nine months ended September 30, 2023, primarily driven by divestitures and non-strategic portfolio exits.
(3)Derivative exposures decreased during the three months ended September 30, 2023, primarily driven by reduced exposures in FX. Derivative exposures increased during the nine months ended September 30, 2023, mainly driven by movements in rates and currencies.
(4)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the nine months ended September 30, 2023, mainly due to increased business activities.
(5)Equity exposures increased during the nine months ended September 30, 2023, primarily due to increases in investment market share prices.
(6)Other exposures increased during the three and nine months ended September 30, 2023, mainly driven by increases across accounts receivables, prepaid expenses and other assets.
(7)Market risk-weighted assets decreased during the three and nine months ended September 30, 2023, primarily due to exposure changes and changes in model inputs related to volatility and correlation between market risk factors.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total Risk-Weighted Assets, beginning of period(1)	$1,234,271	$1,233,138
Changes in Credit Risk-Weighted Assets
General credit risk exposures(2)	9,320	22,450
Derivatives(3)	5,161	(6,228)
Repo-style transactions(4)	(806)	1,698
Securitization exposures	446	1,407
Equity exposures(5)	(77)	2,751
Other exposures(6)	3,672	9,830
Net increase in Credit Risk-Weighted Assets	$17,716	$31,908
Changes in Market Risk-Weighted Assets
Risk levels	$(2,184)	$(7,666)
Model and methodology updates	(197)	(7,303)
Net decrease in Market Risk-Weighted Assets(7)	$(2,381)	$(14,969)
Net decrease in Operational Risk-Weighted Assets	$—	$(471)
Total Risk-Weighted Assets, end of period	$1,249,606	$1,249,606

(1)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.
(2)General credit risk exposures decreased during the three and nine months ended September 30, 2023, mainly driven by lending as well as card activities.
(3)Derivative exposures increased during the three months ended September 30, 2023, primarily due to an increase in CVA. Derivative exposures decreased during the nine months ended September 30, 2023, driven by reductions across default risk and CVA.
(4)Repo-style transactions increased during the nine months ended September 30, 2023, mainly due to increased business activities.
(5)Equity exposures increased during the nine months ended September 30, 2023, primarily due to increases in investment market share prices.
(6)Other exposures increased during the three and nine months ended September 30, 2023, mainly driven by increases across accounts receivables, prepaid expenses and other assets.
(7)Market risk-weighted assets decreased during the three and nine months ended September 30, 2023, primarily due to exposure changes and changes in model inputs related to volatility and correlation between market risk factors.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of September 30, 2023, June 30, 2023 and December 31, 2022:

In millions of dollars, except ratios	September 30, 2023	June 30, 2023	December 31, 2022
Tier 1 Capital	$176,878	$175,743	$169,145
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,415,293	$2,467,128	$2,432,823
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	154,202	144,823	133,071
Effective notional of sold credit derivatives, net(4)	32,784	31,833	34,117
Counterparty credit risk for repo-style transactions(5)	21,199	19,399	17,169
Other off-balance sheet exposures	340,320	318,185	326,553
Total of certain off-balance sheet exposures	$548,505	$514,240	$510,910
Less: Tier 1 Capital deductions	36,406	37,822	36,960
Total Leverage Exposure	$2,927,392	$2,943,546	$2,906,773
Supplementary Leverage ratio	6.04%	5.97%	5.82%

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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was approximately 6.0% at September 30, 2023 and June 30, 2023, compared to 5.8% at December 31, 2022. The increase from the fourth quarter of 2022 was primarily driven by an increase in Tier 1 Capital due to net income of $11.1 billion, partially offset by dividends and an increase in Total Leverage Exposure.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of September 30, 2023, June 30, 2023 and December 31, 2022:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2023	June 30, 2023	December 31, 2022
CET1 Capital(2)		$150,635	$150,482	$149,593	$150,635	$150,482	$149,593
Tier 1 Capital(2)		152,763	152,612	151,720	152,763	152,612	151,720
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)(8)		165,977	165,840	165,141	173,610	173,517	172,647
Total Risk-Weighted Assets(8)		1,027,427	1,041,217	1,008,736	976,833	986,744	986,187
Credit Risk(2)(8)		$750,046	$758,445	$729,798	$940,019	$944,565	$948,150
Market Risk(8)		36,667	42,058	37,676	36,814	42,179	38,037
Operational Risk		240,714	240,714	241,262	—	—	—
CET1 Capital ratio(4)(5)(8)	7.0%	14.66%	14.45%	14.83%	15.42%	15.25%	15.17%
Tier 1 Capital ratio(4)(5)(8)	8.5	14.87	14.66	15.04	15.64	15.47	15.38
Total Capital ratio(4)(5)(8)	10.5	16.15	15.93	16.37	17.77	17.58	17.51

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2023	June 30, 2023	December 31, 2022
Quarterly Adjusted Average Total Assets(2)(6)		$1,666,706	$1,716,982	$1,738,744
Total Leverage Exposure(2)(7)		2,139,843	2,162,693	2,189,541
Leverage ratio(5)	5.0%	9.17%	8.89%	8.73%
Supplementary Leverage ratio(5)	6.0	7.14	7.06	6.93

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

As presented in the table above, Citibank’s capital ratios at September 30, 2023 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of September 30, 2023.
Citibank’s Supplementary Leverage ratio was 7.1% at September 30, 2023 and June 30, 2023, compared to 6.9% at December 31, 2022. The year-to-date increase was driven by a decrease in Total Leverage Exposure, primarily due to lower average on-balance sheet assets, and an increase in Tier 1 Capital due to net income in 2023, partially offset by dividends.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2023. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.3
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.6
Standardized Approach	1.0	1.6	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.6	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2023, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $16 billion, which exceeded the minimum requirement by $12 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at September 30, 2023, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2023.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	September 30, 2023
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$337	$152
% of Advanced Approaches risk- weighted assets	27.0%	12.1%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$56	$33
% of Total Leverage Exposure	11.5%	5.2%
Regulatory requirement	9.5	4.5
Surplus amount	$59	$20

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of September 30, 2023, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $20 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2022 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of September 30, 2023:

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.0%	12.35%	13.44%	7.0%	14.53%	15.28%
Tier 1 Capital ratio	12.0	13.5	14.01	15.24	8.5	14.74	15.50
Total Capital ratio	14.0	15.5	15.64	17.78	10.5	16.02	17.64

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.35%	5.0%	9.09%
Supplementary Leverage ratio	5.0	5.97	6.0	7.08

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
If adopted as proposed, the capital proposal’s impact on risk-weighted asset amounts would also affect several other requirements including TLAC, external long-term debt and the short-term wholesale funding score included in the GSIB surcharge under method 2 (see “GSIB Surcharge” below for additional changes in that area). The proposal has a three-year transition period that would begin on July 1, 2025. Citi is currently reviewing the proposal and participating in the comment period. For additional information, see “Executive Summary” above.

GSIB Surcharge
Separately, the Federal Reserve Board proposed changes to the GSIB surcharge rule that aim to make it more risk sensitive. Proposed changes include measuring certain systemic indicators on a daily versus quarterly average basis, changing certain of the risk indicators and shortening the time to come into compliance with each year’s surcharge. In addition, the proposal would narrow surcharge bands under method 2 from 50 bps to 10 bps to reduce cliff effects when moving between bands. This proposal is also subject to a comment period and provides that it would be effective two full calendar quarters after its finalization.

Long-Term Debt Requirements
On August 29, 2023, the Federal Reserve Board issued a notice of proposed rulemaking to amend the TLAC rule to change the haircuts (i.e., the percentage reductions) that are applied to eligible long-term debt. The proposed revisions are estimated to decrease the TLAC percentage of Advanced Approaches RWA as well as the TLAC percentage of Total Leverage Exposure. This proposal, which Citi is currently reviewing, is subject to a comment period and there is no proposed transition period for its implementation. The impact of the proposed rule in its current form is not expected to be material to Citi.

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

In millions of dollars or shares, except per share amounts	September 30, 2023	December 31, 2022
Total Citigroup stockholders’ equity	$209,503	$201,189
Less: Preferred stock	19,495	18,995
Common stockholders’ equity	$190,008	$182,194
Less:
Goodwill	19,829	19,691
Identifiable intangible assets (other than MSRs)	3,811	3,763
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	49	589
Tangible common equity (TCE)	$166,319	$158,151
Common shares outstanding (CSO)	1,913.9	1,937.0
Book value per share (common stockholders’ equity/CSO)	$99.28	$94.06
Tangible book value per share (TCE/CSO)	86.90	81.65

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Net income available to common shareholders	$3,213	$3,202	$10,169	$11,538
Average common stockholders’ equity	189,158	179,699	187,160	179,950
Average TCE	165,327	155,511	163,188	155,391
Return on average common stockholders’ equity	6.7%	7.1%	7.3%	8.6%
RoTCE	7.7	8.2	8.3	9.9

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

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	3Q23	2Q23	3Q22
Personal Banking and Wealth Management
U.S. Retail banking	$43	$40	$36
U.S. Cards	153	149	138
Global Wealth	151	150	151
Total	$347	$339	$325
Institutional Clients Group
Services	$83	$80	$82
Banking	181	185	197
Markets	14	13	12
Total	$278	$278	$291
Total Legacy Franchises(1)	$37	$37	$39
Total Citigroup loans (AVG)	$662	$654	$655
Total Citigroup loans (EOP)	$666	$661	$646
(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” below.

On an average basis, loans increased 1% both year-over-year and sequentially as growth in PBWM was largely offset by a decline in ICG and Legacy Franchises. PBWM average loans increased 7% year-over-year, primarily driven by loan growth in cards, mortgages and installment lending. ICG average loans decreased 4% year-over-year, reflecting actions taken to reduce RWA. Legacy Franchises average loans decreased 5%, primarily reflecting the impact of the continued wind-downs, particularly in Korea and China, partially offset by higher lending volumes in Mexico Consumer.
End-of-period loans increased 3% year-over-year, as growth in PBWM, reflecting an increase in U.S. Personal Banking, was partially offset by declines in ICG and Legacy Franchises. End-of-period loans increased 1% sequentially.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG and the Mexico SBMM component of Legacy Franchises (excluding certain loans managed on a delinquency basis, loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	September 30, 2023				June 30, 2023				December 31, 2022
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$125	$118	$38	$281	$127	$118	$35	$280	$135	$122	$27	$284
Unfunded lending commitments (off-balance sheet)(2)	144	259	19	422	135	260	16	411	140	256	10	406
Total exposure	$269	$377	$57	$703	$262	$378	$51	$691	$275	$378	$37	$690

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentage of this portfolio by region based on Citi’s internal management geography:

	September 30, 2023	June 30, 2023	December 31, 2022
North America	56%	56%	56%
EMEA	25	25	25
Asia	12	12	12
Latin America	7	7	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2023	June 30, 2023	December 31, 2022
AAA/AA/A	49%	49%	50%
BBB	34	34	34
BB/B	15	15	14
CCC or below	2	2	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2023. Citi has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2023	June 30, 2023	December 31, 2022
Transportation and industrials	21%	21%	20%
Technology, media and telecom	12	12	12
Consumer retail	12	12	11
Real estate	10	10	10
Commercial	8	8	8
Residential	2	2	2
Banks and finance companies(1)	10	10	10
Power, chemicals, metals and mining	9	9	9
Energy and commodities	7	7	7
Health	5	6	6
Insurance	4	4	4
Asset managers and funds	3	3	5
Public sector	3	3	3
Financial markets infrastructure	3	2	2
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of September 30, 2023:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$150,025	$58,312	$91,713	$119,760	$24,845	$5,145	$275	$136	$37	$(7,047)
Autos(4)	49,486	22,606	26,880	42,945	5,439	1,044	58	43	19	(2,291)
Transportation	27,565	11,181	16,384	20,314	5,758	1,408	85	7	7	(1,185)
Industrials	72,974	24,525	48,449	56,501	13,648	2,693	132	86	11	(3,571)
Technology, media and telecom	84,142	28,116	56,026	66,735	13,586	3,383	438	107	21	(5,449)
Consumer retail	81,615	34,117	47,498	63,016	15,030	3,370	199	154	53	(5,371)
Real estate	70,625	49,107	21,518	62,050	4,467	3,287	821	103	2	(547)
Commercial	54,478	34,950	19,528	45,972	4,461	3,287	758	103	2	(547)
Residential	16,147	14,157	1,990	16,078	6	—	63	—	—	—
Banks and finance companies	73,721	45,506	28,215	64,801	7,640	1,144	136	127	37	(633)
Power, chemicals, metals and mining	58,757	18,736	40,021	45,983	10,601	2,042	131	145	7	(4,970)
Power	23,430	4,487	18,943	20,075	2,726	535	94	16	7	(2,301)
Chemicals	21,808	8,044	13,764	15,855	4,927	1,011	15	50	1	(2,042)
Metals and mining	13,519	6,205	7,314	10,053	2,948	496	22	79	(1)	(627)
Energy and commodities(5)	45,098	12,752	32,346	38,870	5,607	481	140	3	(14)	(3,079)
Health	34,731	9,029	25,702	29,239	4,087	1,249	156	24	7	(3,021)
Insurance	29,685	3,550	26,135	28,608	1,041	36	—	6	—	(4,436)
Asset managers and funds	22,027	5,559	16,468	20,389	1,535	64	39	1	—	(170)
Public sector	23,530	10,730	12,800	20,975	2,089	462	4	40	6	(1,281)
Financial markets infrastructure	18,884	123	18,761	18,884	—	—	—	—	—	(7)
Securities firms	1,620	623	997	951	635	34	—	—	—	(2)
Other industries(6)	9,000	5,184	3,816	4,203	4,492	270	35	48	(1)	(12)
Total	$703,460	$281,445	$422,016	$584,464	$95,655	$20,967	$2,374	$894	$155	$(36,025)

(1)    Funded excludes loans carried at fair value of $7.2 billion at September 30, 2023.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $36.0 billion of purchased credit protection, $33.7 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.3 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $18.6 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $18.3 billion ($10.8 billion in funded, with 100% rated investment grade) as of September 30, 2023.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2023, Citi’s total exposure to these energy-related entities was approximately $5.0 billion, of which approximately $2.6 billion consisted of direct outstanding funded loans.
(6)    Includes $0.8 billion and $0.1 billion of funded and unfunded exposure at September 30, 2023, respectively, primarily related to commercial credit card delinquency-managed loans.

Exposure to Commercial Real Estate
As of September 30, 2023, Citi’s total credit exposure to commercial real estate (CRE) was $66 billion (unchanged from June 30, 2023), including $8 billion of exposure related to office buildings. This total CRE exposure consisted of (i) approximately $54 billion related to corporate clients (unchanged from June 30, 2023), mainly included in the real estate category in the table above, and (ii) approximately $11 billion related to Private bank clients (unchanged from June 30, 2023) within PBWM that is not in the table above as they are not considered corporate exposures.

In addition, as of September 30, 2023, approximately 86% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S.
As of September 30, 2023, the ACLL attributed to the total funded CRE exposure (including the Private bank) was approximately 1.45%, and there were $743 million of non-accrual CRE loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2022:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$139,225	$57,271	$81,954	$109,197	$19,697	$9,850	$481	$403	$—	$(8,459)
Autos(4)	47,482	21,995	25,487	40,795	5,171	1,391	125	52	—	(3,084)
Transportation	24,843	10,374	14,469	18,078	3,156	3,444	165	57	(30)	(1,270)
Industrials	66,900	24,902	41,998	50,324	11,370	5,015	191	294	30	(4,105)
Technology, media and telecom	81,211	28,931	52,280	65,386	12,308	3,308	209	169	11	(6,050)
Consumer retail	78,255	32,687	45,568	60,215	14,830	2,910	300	195	28	(5,395)
Real estate	70,676	48,539	22,137	63,023	4,722	2,881	50	138	2	(739)
Commercial	54,139	34,112	20,027	46,670	4,716	2,703	50	96	2	(739)
Residential	16,537	14,427	2,110	16,353	6	178	—	42	—	—
Banks and finance companies	65,623	42,276	23,347	57,368	5,718	2,387	150	266	65	(1,113)
Power, chemicals, metals and mining	59,404	18,326	41,078	47,395	10,466	1,437	106	226	34	(5,063)
Power	22,718	4,827	17,891	18,822	3,325	512	59	129	(3)	(2,306)
Chemicals	23,147	7,765	15,382	19,033	3,534	564	16	55	30	(2,098)
Metals and mining	13,539	5,734	7,805	9,540	3,607	361	31	42	7	(659)
Energy and commodities(5)	46,309	13,069	33,240	38,918	6,076	1,200	115	180	11	(3,852)
Health	41,836	8,771	33,065	36,954	3,737	978	167	84	7	(2,855)
Insurance	29,932	4,417	25,515	29,090	801	41	—	44	—	(3,884)
Asset managers and funds	35,983	13,162	22,821	34,431	1,492	60	—	95	—	(759)
Public sector	23,705	11,736	11,969	20,663	2,084	956	2	77	4	(1,633)
Financial markets infrastructure	8,742	60	8,682	8,672	70	—	—	—	—	(18)
Securities firms	1,462	569	893	625	678	157	2	2	—	(2)
Other industries(6)	7,374	4,217	3,157	4,842	2,245	238	49	19	16	(8)
Total	$689,737	$284,031	$405,706	$576,779	$84,924	$26,403	$1,631	$1,898	$178	$(39,830)

(1)    Funded excludes loans carried at fair value of $5.1 billion at December 31, 2022.
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
(6)    Includes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2022, respectively, primarily related to commercial credit card delinquency-managed loans.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives, both partial- and full-term, and other risk mitigants to economically hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. In advance of the expiration of partial-term economic hedges, Citi will determine, among other factors, the economic feasibility of hedging the remaining life of the instrument. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Principal transactions in the Consolidated Statement of Income.
At September 30, 2023, June 30, 2023 and December 31, 2022, ICG had economic hedges on the corporate credit portfolio of $36.0 billion, $38.5 billion and $39.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2023	June 30, 2023	December 31, 2022
AAA/AA/A	45%	42%	39%
BBB	43	43	45
BB/B	10	13	12
CCC or below	2	2	4
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	3Q22(2)	4Q22(2)	1Q23(2)	2Q23(2)	3Q23(2)
Personal Banking and Wealth Management
U.S. Personal Banking
Cards
Branded cards	$93.7	$100.2	$97.1	$103.0	$105.2
Retail services	46.7	50.5	48.4	50.0	50.5
Retail banking
Mortgages(5)	32.3	33.4	35.3	37.4	38.8
Personal, small business and other	3.5	3.7	3.9	4.1	4.3
Global Wealth(3)(4)
Cards	4.0	4.6	4.4	4.5	4.6
Mortgages(5)	82.0	84.0	85.2	87.0	88.8
Personal, small business and other(6)	65.1	60.6	60.3	59.0	57.2
Total	$327.3	$337.0	$334.6	$345.0	$349.4
Legacy Franchises
Asia Consumer(7)	$13.4	$13.3	$10.0	$9.1	$8.0
Mexico Consumer (excludes Mexico SBMM)	13.7	14.8	16.3	17.8	17.8
Legacy Holdings Assets(8)	3.2	3.0	2.8	2.7	2.5
Total	$30.3	$31.1	$29.1	$29.6	$28.3
Total consumer loans	$357.6	$368.1	$363.7	$374.6	$377.7

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia Consumer loan balances, reported within Legacy Franchises, exclude any loans reclassified to held-for-sale (HFS) as of the date Citi enters into a sale agreement for the respective Asia Consumer banking business. These reclassified HFS loans are instead reported in Other assets on the Consolidated Balance Sheet until sale closing. The remaining Asia Consumer loan portfolios—China, Korea, Russia and Poland—are held-for-investment and included in end-of-period consumer loans for all periods presented. All HFS portfolios were reclassified prior to the end of 1Q22 except for a $1.8 billion portfolio, which was moved to HFS in 1Q23 and subsequently sold in 2Q23.
(3)Consists of $101.1 billion, $99.5 billion, $98.9 billion, $98.2 billion and $99.3 billion of loans in North America as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively. For additional information on the credit quality of the Global Wealth portfolio, see Note 13.
(4)Consists of $49.5 billion, $51.0 billion, $51.0 billion, $51.0 billion and $51.8 billion of loans outside North America as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively.
(5)See Note 13 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(6)At September 30, 2023, includes approximately $47 billion of classifiably managed loans. Over 90% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses (NCLs). As discussed below, approximately 95% of the classifiably managed portion of these loans are investment grade. See “Consumer Loan Delinquencies Amounts and Ratios” below for details on the delinquency-managed portfolio.
(7)Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
(8)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

Personal Banking and Wealth Management (PBWM)

Personal Banking and Wealth Management

As indicated above, PBWM consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking provides card products through Branded cards and Retail services, and also provides mortgages and home equity, small business and personal consumer loans through Citi’s Retail banking network. The Retail bank is concentrated in six major U.S. metropolitan areas. Global Wealth provides investment services, cards, mortgages and personal, small business and other consumer loans through the Private bank, Wealth at Work and Citigold.
As of September 30, 2023, 45% of PBWM consumer loans consisted of U.S. cards loans. U.S. cards net credit losses represented approximately 94% of total PBWM losses.
As shown in the chart above, the third quarter of 2023 net credit loss rate in PBWM increased quarter-over-quarter and year-over-year, largely driven by a continued increase in net flow rates (due to certain loans migrating into later-stage delinquency buckets), primarily reflecting the ongoing normalization in Branded cards and Retail services, including macroeconomic pressures related to the higher inflationary and interest rate environment.
PBWM’s 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, largely driven by a continued increase in net flow rates (due to certain loans migrating into later-stage delinquency buckets), primarily reflecting the ongoing normalization in Branded cards and Retail services, including the macroeconomic pressures related to the higher inflationary and interest rate environment.

Branded Cards
U.S. Personal Banking’s Branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the third quarter of 2023 net credit loss rate and 90+ days past due delinquency rate in Branded cards increased quarter-over-quarter and year-over-year, largely driven by a continued increase in net flow rates (due to certain loans migrating into later-stage delinquency buckets), primarily reflecting ongoing normalization, including macroeconomic pressures related to the higher inflationary and interest rate environment.

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
As shown in the chart above, the third quarter of 2023 net credit loss rate and 90+ days past due delinquency rate in Retail services increased quarter-over-quarter and year-over-year, largely driven by a continued increase in net flow rates (due to certain loans migrating into later-stage delinquency buckets), primarily reflecting the ongoing normalization, including macroeconomic pressures related to the higher inflationary and interest rate environment.
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
As shown in the chart above, the net credit loss rate in Retail banking for the third quarter of 2023 was unchanged quarter-over-quarter, and increased year-over-year, primarily driven by growth and seasoning of the personal loans portfolio.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, primarily driven by lower delinquencies in U.S. mortgages.

Global Wealth

As discussed above, the Global Wealth credit portfolios primarily consist of consumer mortgages, cards and other lending products extended to customer segments that range from the affluent to ultra-high-net-worth through the Private bank, Wealth at Work and Citigold. These customer segments represent a target market that is characterized by historically low default rates and delinquencies.
As of September 30, 2023, approximately $47 billion, or 31%, of the portfolio was classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 95% is rated investment grade. While the delinquency rate in the chart above is calculated only for the delinquency-managed portfolio, the net credit loss rate is calculated using net credit losses for both the delinquency and classifiably managed portfolios. For more information on Citi’s total commercial real estate exposure, see “Exposure to Commercial Real Estate” within the Corporate Credit section.
As shown in the chart above, the net credit loss and 90+ days past due delinquency rates in Global Wealth for the third quarter of 2023 were broadly stable quarter-over-quarter and year-over-year. The low levels of net credit losses and the 90+ days past due delinquency rate continued to reflect the strong credit profiles of the Global Wealth portfolios.

Legacy Franchises

Asia Consumer

Asia Consumer provides credit cards, consumer mortgages and small business and personal loans. Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented. As discussed above, as of the third quarter of 2023, Asia Consumer includes only the loan balances of the remaining consumer banking portfolios held-for-investment (China, Korea, Russia and Poland).
As shown in the chart above, the net credit loss rate in Asia Consumer for the third quarter of 2023 decreased quarter-over-quarter, driven by higher recoveries, and increased year-over-year, primarily driven by lower average loans due to the ongoing wind-downs of the remaining consumer businesses, particularly Korea, and the reclassification of the portfolio to HFS in the first quarter of 2023 (subsequently sold in the second quarter of 2023).
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and increased year-over-year. The year-over-year increase was mainly driven by lower loans due to the ongoing wind-downs.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Mexico Consumer for the third quarter of 2023 increased quarter-over-quarter and year-over-year, primarily driven by the ongoing normalization of loss rates after peak losses experienced during the pandemic.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the sale of delinquent loans of a portfolio segment, and increased year-over-year, driven by the ongoing normalization of delinquency rates after peak delinquencies experienced during the pandemic.

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

Branded Cards

FICO distribution(1)	September 30, 2023	June 30, 2023	September 30, 2022
> 760	46%	47%	48%
680–760	39	38	38
< 680	15	15	14
Total	100%	100%	100%

Retail Services

FICO distribution(1)	September 30, 2023	June 30, 2023	September 30, 2022
> 760	26%	27%	27%
680–760	42	42	43
< 680	32	31	30
Total	100%	100%	100%
(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both card portfolios declined slightly from the prior quarter and the prior year, reflecting the ongoing normalization in net credit loss and delinquency rates. The FICO distribution continued to reflect strong underlying credit quality and benefits from the continued impacts of prior government stimulus, unemployment benefits and customer relief programs. See Note 13 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2023	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	June 30, 2023	September 30, 2022
Personal Banking and Wealth Management(3)(4)(5)
Total	$349.4	$2,399	$2,041	$1,557	$2,585	$2,213	$1,778
Ratio		0.79%	0.69%	0.57%	0.86%	0.75%	0.65%
U.S. Personal Banking
Total	$198.8	$2,207	$1,882	$1,286	$2,327	$1,974	$1,474
Ratio		1.11%	0.97%	0.73%	1.17%	1.02%	0.84%
Cards(4)
Total	155.7	2,045	1,723	1,105	2,093	1,741	1,269
Ratio		1.31%	1.13%	0.79%	1.34%	1.14%	0.90%
Branded cards	105.2	972	837	474	1,019	834	554
Ratio		0.92%	0.81%	0.51%	0.97%	0.81%	0.59%
Retail services	50.5	1,073	886	631	1,074	907	715
Ratio		2.12%	1.77%	1.35%	2.13%	1.81%	1.53%
Retail banking(3)	43.1	162	159	181	234	233	205
Ratio		0.38%	0.39%	0.51%	0.55%	0.57%	0.58%
Global Wealth delinquency-managed loans(5)	$103.8	$192	$159	$271	$258	$239	$304
Ratio		0.18%	0.16%	0.28%	0.25%	0.23%	0.31%
Global Wealth classifiably managed loans(6)	$46.8	N/A	N/A	N/A	N/A	N/A	N/A
Legacy Franchises
Total	$28.3	$393	$413	$375	$366	$359	$299
Ratio		1.40%	1.40%	1.25%	1.30%	1.22%	1.00%
Asia Consumer(7)(8)	8.0	49	50	47	58	60	63
Ratio		0.61%	0.55%	0.35%	0.73%	0.66%	0.47%
Mexico Consumer	17.8	235	243	173	236	228	169
Ratio		1.32%	1.37%	1.26%	1.33%	1.28%	1.23%
Legacy Holdings Assets (consumer)(9)	2.5	109	120	155	72	71	67
Ratio		4.74%	4.80%	5.34%	3.13%	2.84%	2.31%
Total Citigroup consumer	$377.7	$2,792	$2,454	$1,932	$2,951	$2,572	$2,077
Ratio		0.85%	0.75%	0.64%	0.89%	0.79%	0.68%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $61 million ($0.5 billion), $73 million ($0.5 billion) and $96 million ($0.6 billion) at September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $70 million, $68 million and $67 million at September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and therefore delinquency metrics are excluded from this table. As of September 30, 2023, June 30, 2023 and September 30, 2022, 95%, 97% and 95% of Global Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Global Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(7)Asia Consumer includes delinquencies and loans in certain EMEA countries for all periods presented.

(8)Citi has entered into agreements to sell certain Asia Consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet, and hence the loans and related delinquencies and ratios are not included in this table. The reclassifications commenced as follows: Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam in 1Q22 (Bahrain, Malaysia and Thailand closed in 4Q22; India and Vietnam closed in 1Q23 and Taiwan closed in 3Q23). In addition, a portfolio was reclassified to HFS in the first quarter of 2023 and subsequently sold in the second quarter of 2023. See Note 2 for additional information.
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $67 million ($0.2 billion), $77 million ($0.2 billion) and $95 million ($0.3 billion) at September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $36 million, $31 million and $31 million at September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q23	3Q23	2Q23	3Q22
Personal Banking and Wealth Management(2)
Total	$346.5	$1,367	$1,241	$723
Ratio		1.57%	1.47%	0.88%
U.S. Personal Banking
Total	$195.6	$1,343	$1,218	$706
Ratio		2.72%	2.58%	1.61%
Cards
Total	153.4	1,280	1,159	663
Ratio		3.31%	3.12%	1.91%
Branded cards	103.2	707	614	348
Ratio		2.72%	2.47%	1.50%
Retail services	50.2	573	545	315
Ratio		4.53%	4.46%	2.71%
Retail banking	42.2	63	59	43
Ratio		0.59%	0.59%	0.47%
Global Wealth	$150.9	$24	$23	$17
Ratio		0.06%	0.06%	0.04%
Legacy Franchises
Total	$29.1	$212	$188	$158
Ratio		2.89%	2.59%	1.97%
Asia Consumer(3)(4)	8.6	31	41	39
Ratio		1.43%	1.73%	1.02%
Mexico Consumer	17.9	186	153	130
Ratio		4.12%	3.65%	3.82%
Legacy Holdings Assets (consumer)	2.6	(5)	(6)	(11)
Ratio		(0.76)%	(0.86)%	(1.41)%
Total Citigroup	$375.6	$1,579	$1,429	$881
Ratio		1.67%	1.56%	0.98%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia Consumer includes NCLs and average loans in certain EMEA countries (Russia and Poland) for all periods presented.
(4)Approximately $4 million, $8 million and $34 million in NCLs relating to certain Asia Consumer businesses classified as held-for-sale in Other assets and Other liabilities on the Consolidated Balance Sheet were recorded as a reduction in revenue (Other revenue) in 3Q23, 2Q23 and 3Q22, respectively. Accordingly, these NCLs are not included in this table. See Note 2 for additional information regarding businesses held-for-sale.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2023	2023	2023	2022	2022
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$106,369	$102,680	$98,790	$96,039	$93,381
Home equity loans(2)	3,796	4,000	4,244	4,580	4,794
Credit cards	155,698	152,951	145,543	150,643	140,404
Personal, small business and other	36,590	37,161	37,812	37,752	40,110
Total	$302,453	$296,792	$286,389	$289,014	$278,689
In offices outside North America(1)
Residential mortgages(2)	$26,389	$27,090	$26,913	$28,114	$27,281
Credit cards	13,573	13,714	13,033	12,955	11,764
Personal, small business and other	35,299	36,995	37,361	37,984	39,849
Total	$75,261	$77,799	$77,307	$79,053	$78,894
Consumer loans, net of unearned income(3)	$377,714	$374,591	$363,696	$368,067	$357,583
Corporate loans
In North America offices(1)
Commercial and industrial	$58,130	$59,790	$59,790	$56,176	$52,990
Financial institutions	36,783	36,268	38,524	43,399	43,667
Mortgage and real estate(2)	17,445	17,495	18,562	17,829	17,762
Installment and other	23,207	22,153	23,578	23,767	21,222
Lease financing	225	224	299	308	383
Total	$135,790	$135,930	$140,753	$141,479	$136,024
In offices outside North America(1)
Commercial and industrial	$95,528	$95,836	$92,803	$93,967	$100,570
Financial institutions	23,759	21,701	22,272	21,931	23,604
Mortgage and real estate(2)	6,481	6,076	4,975	4,179	4,005
Installment and other	24,407	23,395	24,800	23,347	19,653
Lease financing	46	49	49	46	48
Governments and official institutions	2,794	3,034	2,647	4,205	4,473
Total	$153,015	$150,091	$147,546	$147,675	$152,353
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(4)	$288,805	$286,021	$288,299	$289,154	$288,377
Unallocated portfolio layer cumulative basis adjustments	$(171)	$—	$—	$—	$—
Corporate loans, net of unearned income(4)	$288,634	$286,021	$288,299	$289,154	$288,377
Total loans—net of unearned income	$666,348	$660,612	$651,995	$657,221	$645,960
Allowance for credit losses on loans (ACLL)	(17,629)	(17,496)	(17,169)	(16,974)	(16,309)
Total loans—net of unearned income and ACLL	$648,719	$643,116	$634,826	$640,247	$629,651
ACLL as a percentage of total loans— net of unearned income(5)	2.68%	2.67%	2.65%	2.60%	2.54%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.95%	3.97%	3.96%	3.84%	3.74%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.97%	0.94%	0.98%	1.01%	1.04%
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
(3)Consumer loans are net of unearned income of $789 million, $769 million, $748 million, $712 million and $671 million at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(4)Corporate loans include Mexico SBMM loans and are net of unearned income of $(806) million, $(795) million, $(801) million, $(797) million and $(750) million at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2023	2023	2023	2022	2022
Allowance for credit losses on loans (ACLL) at beginning of period	$17,496	$17,169	$16,974	$16,309	$15,952
Adjustment to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	$—	$—	$(352)	$—	$—
Adjusted ACLL at beginning of period	$17,496	$17,169	$16,622	$16,309	$15,952
Provision for credit losses on loans (PCLL)
Consumer	$1,656	$1,838	$1,800	$1,779	$1,281
Corporate	160	(77)	(63)	(6)	47
Total	$1,816	$1,761	$1,737	$1,773	$1,328
Gross credit losses on loans
Consumer
In U.S. offices	$1,611	$1,513	$1,329	$1,117	$946
In offices outside the U.S.	317	280	266	220	248
Corporate
In U.S. offices	16	26	16	51	8
In offices outside the U.S.	56	60	23	79	35
Total	$2,000	$1,879	$1,634	$1,467	$1,237
Gross recoveries on loans
Consumer
In U.S. offices	$274	$301	$262	$235	$252
In offices outside the U.S.	75	63	53	40	61
Corporate
In U.S. offices	9	7	10	1	34
In offices outside the U.S.	5	4	7	11	3
Total	$363	$375	$332	$287	$350
Net credit losses on loans (NCLs)
In U.S. offices	$1,344	$1,231	$1,073	$932	$668
In offices outside the U.S.	293	273	229	248	219
Total	$1,637	$1,504	$1,302	$1,180	$887
Other—net(2)(3)(4)(5)(6)(7)	$(46)	$70	$112	$72	$(84)
Allowance for credit losses on loans (ACLL) at end of period	$17,629	$17,496	$17,169	$16,974	$16,309
ACLL as a percentage of EOP loans(8)	2.68%	2.67%	2.65%	2.60%	2.54%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)	$1,806	$1,862	$1,959	$2,151	$2,089
Total ACLL and ACLUC	$19,435	$19,358	$19,128	$19,125	$18,398
Net consumer credit losses on loans	$1,579	$1,429	$1,280	$1,062	$881
As a percentage of average consumer loans	1.67%	1.56%	1.43%	1.17%	0.98%
Net corporate credit losses on loans	$58	$75	$22	$118	$6
As a percentage of average corporate loans	0.08%	0.11%	0.03%	0.16%	0.01%
ACLL by type at end of period(10)
Consumer	$14,912	$14,866	$14,389	$14,119	$13,361
Corporate	2,717	2,630	2,780	2,855	2,948
Total	$17,629	$17,496	$17,169	$16,974	$16,309
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
(3)The third quarter of 2023 includes a decrease of approximately $46 million related to FX translation.
(4)The second quarter of 2023 includes an increase of approximately $70 million related to FX translation.
(5)The first quarter of 2023 includes an increase of approximately $112 million related to FX translation.
(6)The fourth quarter of 2022 includes an increase of approximately $72 million related to FX translation.
(7)The third quarter of 2022 includes a decrease of approximately $84 million related to FX translation.
(8)September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022 exclude $7.4 billion, $5.8 billion, $5.1 billion, $5.4 billion and $3.9 billion, respectively, of loans that are carried at fair value.
(9)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(10)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$12.2	$155.7	7.8%
North America mortgages(3)	0.4	110.0	0.4
North America other(3)	0.6	36.6	1.6
International cards	0.9	13.6	6.6
International other(3)	0.8	61.6	1.3
Total(1)	$14.9	$377.5	4.0%
Corporate
Commercial and industrial	$1.6	$150.4	1.1%
Financial institutions	0.3	60.1	0.5
Mortgage and real estate	0.6	23.7	2.5
Installment and other	0.2	47.2	0.4
Total(1)	$2.7	$281.4	1.0%
Loans at fair value(1)	N/A	$7.4	N/A
Total Citigroup	$17.6	$666.3	2.7%

	December 31, 2022
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$11.4	$150.6	7.6%
North America mortgages(3)	0.5	100.4	0.5
North America other(3)	0.6	37.8	1.6
International cards	0.8	13.0	6.2
International other(3)	0.8	66.0	1.2
Total(1)	$14.1	$367.8	3.8%
Corporate
Commercial and industrial	$1.9	$147.8	1.3%
Financial institutions	0.4	64.9	0.6
Mortgage and real estate	0.4	21.9	1.8
Installment and other	0.2	49.4	0.4
Total(1)	$2.9	$284.0	1.0%
Loans at fair value(1)	N/A	$5.4	N/A
Total Citigroup	$17.0	$657.2	2.6%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded cards and Retail services. As of September 30, 2023, the $12.2 billion of ACLL represented approximately 29 months of coincident net credit loss coverage (based on 3Q23 NCLs). As of September 30, 2023, Branded cards ACLL as a percentage of EOP loans was 6.3% and Retail services ACLL as a percentage of EOP loans was 11.0%. As of December 31, 2022, the $11.4 billion of ACLL represented approximately 43 months of coincident net credit loss coverage (based on 4Q22 NCLs). As of December 31, 2022, Branded cards ACLL as a percentage of EOP loans was 6.2% and Retail services ACLL as a percentage of EOP loans was 10.3%.
(3)Includes residential mortgages, retail loans and personal, small business and other loans, including those extended through the Private bank network.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	September 30, 2023
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$58,312	$530	0.9%
Technology, media and telecom	28,116	356	1.3
Consumer retail	34,117	289	0.8
Real estate(2)	49,107	674	1.4
Commercial	34,950	595	1.7
Residential	14,157	79	0.6
Banks and finance companies	45,506	218	0.5
Power, chemicals, metals and mining	18,737	254	1.4
Energy and commodities	12,752	155	1.2
Health	9,029	83	0.9
Insurance	3,550	15	0.4
Asset managers and funds	5,559	35	0.6
Public sector	10,730	58	0.5
Financial markets infrastructure	123	—	—
Securities firms	623	7	1.1
Other industries(3)	5,184	43	0.8
Total(4)	$281,445	$2,717	1.0%

(1)    Funded exposure excludes loans carried at fair value of $7.2 billion that are not subject to ACLL under the CECL standard.
(2)    As of September 30, 2023, the portion of the ACLL attributed to the total funded CRE exposure (including the Private bank) was approximately 1.45%.
(3)    Includes $0.8 billion of funded exposure at September 30, 2023, primarily related to commercial credit card delinquency-managed loans.
(4)    As of September 30, 2023, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 2.7% of funded non-investment-grade exposure.

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2022
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$57,271	$699	1.2%
Technology, media and telecom	28,931	330	1.1
Consumer retail	32,687	358	1.1
Real estate	48,539	500	1.0
Commercial	34,112	428	1.3
Residential	14,427	72	0.5
Power, chemicals, metals and mining	18,326	288	1.6
Banks and finance companies	42,276	225	0.5
Energy and commodities	13,069	188	1.4
Asset managers and funds	13,162	38	0.3
Health	8,771	81	0.9
Insurance	4,417	11	0.2
Public sector	11,736	58	0.5
Financial markets infrastructure	60	—	—
Securities firms	569	11	1.9
Other industries(2)	4,217	68	1.6
Total(3)	$284,031	$2,855	1.0%

(1)    Funded exposure excludes loans carried at fair value of $5.1 billion that are not subject to ACLL under the CECL standard.
(2)    Includes $0.6 billion of funded exposure at December 31, 2022, primarily related to commercial credit card delinquency-managed loans.
(3)    As of December 31, 2022, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 3.0% of funded non-investment-grade exposure.

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
Citi’s non-accrual loans increased $695 million, or 27%, from June 30, 2023, primarily driven by the downgrade of two corporate loans in North America and EMEA.

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2023	2023	2023	2022	2022
Corporate non-accrual loans by region(1)(2)(3)
North America	$934	$358	$285	$138	$276
EMEA	507	350	383	502	598
Latin America	407	428	462	429	555
Asia	127	125	83	53	56
Total	$1,975	$1,261	$1,213	$1,122	$1,485
Corporate non-accrual loans(1)(2)(3)
Banking	$1,689	$931	$868	$767	$1,085
Services	94	123	133	153	185
Markets	—	1	3	3	—
Mexico SBMM	192	206	209	199	215
Total	$1,975	$1,261	$1,213	$1,122	$1,485
Consumer non-accrual loans(1)
U.S. Personal Banking and Global Wealth	$567	$536	$608	$541	$585
Asia Consumer(4)	25	24	29	30	30
Mexico Consumer	463	498	480	457	486
Legacy Holdings Assets—Consumer	247	263	278	289	300
Total	$1,302	$1,321	$1,395	$1,317	$1,401
Total non-accrual loans	$3,277	$2,582	$2,608	$2,439	$2,886

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
(2)Approximately 62%, 51%, 61%, 50% and 68% of Citi’s corporate non-accrual loans were performing at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively.
(3)The September 30, 2023 total corporate non-accrual loans represented 0.68% of total corporate loans.
(4)    Asia Consumer includes balances in certain EMEA countries for all periods presented.

Modified Loans
On January 1, 2023, Citi adopted ASU 2022-02, which eliminated the accounting and disclosure requirements for TDRs (see Note 1 for additional information). See Note 13 for information on loan modifications during the nine months ended September 30, 2023.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,261	$1,321	$2,582	$1,655	$1,380	$3,035
Additions	1,013	453	1,466	372	417	789
Sales and transfers to HFS	(52)	(2)	(54)	(15)	(4)	(19)
Returned to performing	(17)	(71)	(88)	(41)	(68)	(109)
Paydowns/settlements	(181)	(126)	(307)	(442)	(130)	(572)
Charge-offs	(45)	(227)	(272)	(43)	(168)	(211)
Other	(4)	(46)	(50)	(1)	(26)	(27)
Ending balance	$1,975	$1,302	$3,277	$1,485	$1,401	$2,886
	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,122	$1,317	$2,439	$1,553	$1,826	$3,379
Additions	1,702	1,234	2,936	1,913	1,060	2,973
Sales and transfers to HFS	(77)	(16)	(93)	(21)	(228)	(249)
Returned to performing	(106)	(247)	(353)	(294)	(324)	(618)
Paydowns/settlements	(500)	(361)	(861)	(1,511)	(425)	(1,936)
Charge-offs	(152)	(615)	(767)	(148)	(463)	(611)
Other	(14)	(10)	(24)	(7)	(45)	(52)
Ending balance	$1,975	$1,302	$3,277	$1,485	$1,401	$2,886

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2023	2023	2023	2022	2022
OREO
North America	$23	$17	$15	$10	$9
EMEA	—	—	—	—	—
Latin America	12	13	5	4	5
Asia	2	1	1	1	2
Total OREO	$37	$31	$21	$15	$16
Non-accrual assets
Corporate non-accrual loans	$1,975	$1,261	$1,213	$1,122	$1,485
Consumer non-accrual loans	1,302	1,321	1,395	1,317	1,401
Non-accrual loans (NAL)	$3,277	$2,582	$2,608	$2,439	$2,886
OREO	$37	$31	$21	$15	$16
Non-accrual assets (NAA)	$3,314	$2,613	$2,629	$2,454	$2,902
NAL as a percentage of total loans	0.49%	0.39%	0.40%	0.37%	0.45%
NAA as a percentage of total assets	0.14	0.11	0.11	0.10	0.12
ACLL as a percentage of NAL(1)	538	678	658	696	565
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Available cash	$203.1	$254.3	$202.2	$5.4	$4.9	$2.1	$208.5	$259.2	$204.3
U.S. sovereign	134.2	120.3	144.6	79.3	74.7	69.4	213.5	195.0	214.0
U.S. agency/agency MBS	48.5	45.1	52.5	3.6	3.8	4.7	52.1	48.9	57.2
Foreign government debt(1)	74.3	60.9	63.3	19.9	19.1	15.7	94.2	80.0	79.0
Other investment grade	0.3	0.5	2.0	0.7	0.2	0.6	1.0	0.7	2.6
Total HQLA (AVG)	$460.4	$481.1	$464.6	$108.9	$102.7	$92.5	$569.3	$583.8	$557.1

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, India and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. The decrease in Citi’s average HQLA from the second quarter of 2023 was primarily driven by the reduction in the Available cash component of average HQLA, due to a reduction in deposits.
As of September 30, 2023, Citigroup had approximately $937 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($558 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($203 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($176 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
HQLA	$569.3	$583.8	$557.1
Net outflows	485.3	491.9	477.0
LCR	117%	119%	117%
HQLA in excess of net outflows	$84.0	$91.9	$80.1

Note: The amounts are presented on an average basis.

As of September 30, 2023, Citigroup’s average LCR decreased 2% from the quarter ended June 30, 2023, primarily driven by the reduction in the Available cash component of average HQLA, due to a reduction in deposits.
In addition, considering Citi’s total available liquidity resources at quarter end of $937 billion, Citi maintained approximately $452 billion of excess liquidity above the stressed average net outflow of approximately $485 billion, shown in the LCR table above.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, the U.S. banking agencies adopted a rule to assess the availability of a bank’s stable funding against a required level.
The rule became effective July 1, 2021, with public disclosure of the NSFR required on a semiannual basis beginning June 30, 2023. Citi made the required disclosure and was in compliance with the rule as of September 30, 2023.

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet on an average and end-of-period basis.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. At September 30, 2023, Citi’s EOP cash and Investment securities comprised approximately 32% of Citigroup’s total assets:

In billions of dollars	3Q23	2Q23	3Q22
Cash and due from banks	$27	$28	$32
Deposits with banks	260	310	256
Investment securities	509	508	513
Total Citigroup cash and Investment securities (AVG)	$796	$846	$801
Total Citigroup cash and Investment securities (EOP)	$763	$804	$808

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	3Q23	2Q23	3Q22
Personal Banking and Wealth Management
U.S. Personal Banking	$110	$113	$115
Global Wealth	311	318	313
Total	$421	$431	$428
Institutional Clients Group
TTS	$676	$688	$664
Securities services	120	125	131
Markets and Banking	25	24	22
Total	$821	$837	$817
Legacy Franchises	$52	$51	$50
Corporate/Other	$21	$19	$21
Total Citigroup deposits (AVG)	$1,315	$1,338	$1,316
Total Citigroup deposits (EOP)	$1,274	$1,320	$1,306

Citi’s deposit base is spread across a diversified set of countries, industries, clients and currencies.
On an average basis, deposits were largely unchanged year-over-year, as a modest increase in Legacy Franchises was offset by a decline in PBWM, and declined 2% sequentially. The increase in Legacy Franchises average deposits year-over-year was primarily driven by the impact of FX translation in Mexico Consumer/SBMM. PBWM average deposits decreased 2% year-over-year, largely reflecting clients putting cash to work in investments on Citi’s platform. ICG and Corporate/Other average deposits were largely unchanged year-over-year. The quarter-over-quarter decrease in average deposits was largely driven by Services, reflecting the impact of monetary tightening.
End-of-period deposits decreased 3% year-over-year, largely due to a reduction in Services, reflecting monetary tightening, a shift of deposits to higher-yielding investments in Global Wealth and a reduction of institutional certificates of deposit in Corporate/Other. End-of-period deposits decreased 4% sequentially, driven by ICG, PBWM and Legacy Franchises, partially offset by Corporate/Other.
The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $782 billion), and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, nearly 80% of TTS deposits are from clients that have a greater than 15-year relationship with Citi. On an average basis, TTS grew deposits year-over-year at a faster rate than total Citi. Citi also has a strong consumer and wealth deposit base, with $416 billion of U.S. Personal Banking and Global Wealth end-of-period deposits, which are diversified across the Private bank, Citigold, Retail banking and Wealth at Work. As of August 2023, approximately 80% of U.S. Citigold deposit balances are with clients who have been with Citi for more than 10 years and approximately 60% of Private bank ultra-high-net-worth deposit balances are with clients who have been with Citi for more than 10 years. U.S. Personal Banking deposits are spread across six core urban centers.

Long-Term Debt

Weighted Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Unsecured debt	7.4	7.7	7.8
Non-bank benchmark debt	7.1	7.3	7.4
Customer-related debt	8.2	8.2	8.6
TLAC-eligible debt	8.7	8.9	9.1

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity where the option is not held by the issuer, the WAM is calculated based on the earliest date an option becomes exercisable.

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
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Non-bank(1)
Benchmark debt:
Senior debt	$110.3	$111.1	$112.7
Subordinated debt	24.5	24.5	22.4
Trust preferred	1.6	1.6	1.6
Customer-related debt	106.4	110.3	86.9
Local country and other(2)	8.5	7.9	7.0
Total non-bank	$251.3	$255.4	$230.6
Bank
FHLB borrowings	$8.5	$7.5	$7.3
Securitizations(3)	5.2	5.5	8.4
Citibank benchmark senior debt	7.6	2.6	2.5
Local country and other(2)	3.2	3.5	4.3
Total bank	$24.5	$19.1	$22.5
Total long-term debt	$275.8	$274.5	$253.1
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2023, non-bank included $90.6 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded cards receivables.

Citi’s total long-term debt outstanding increased 9% year-over-year, largely driven by issuance of customer-related debt at the non-bank entities, as well as increased senior benchmark debt and FHLB borrowings at the bank. The increase was partially offset by a decline in senior benchmark debt at the non-bank entities, as well as lower securitizations at the bank. Sequentially, long-term debt outstanding was largely unchanged, reflecting a decline in customer-related debt at the non-bank, offset by an increase in senior benchmark debt at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the third quarter of 2023, Citi redeemed or repurchased an aggregate of approximately $5.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q23		2Q23		3Q22
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$—	$—	$5.3	$—	$7.4	$4.7
Subordinated debt	—	—	1.3	3.2	0.9	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	11.6	11.2	12.5	10.6	7.5	14.5
Local country and other	0.6	1.0	0.9	0.6	1.4	0.8
Total non-bank	$12.2	$12.2	$20.0	$14.4	$17.2	$20.0
Bank
FHLB borrowings	$1.0	$2.0	$2.3	$2.5	$—	$5.0
Securitizations	0.3	—	1.1	—	1.1	—
Citibank benchmark senior debt	—	5.0	—	—	—	—
Local country and other	0.9	0.7	0.1	—	0.3	0.1
Total bank	$2.2	$7.7	$3.5	$2.5	$1.4	$5.1
Total	$14.4	$19.9	$23.5	$16.9	$18.6	$25.1

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2023, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2023:

	3Q23 YTD	Maturities
In billions of dollars		2023	2024	2025	2026	2027	2028	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$7.0	$3.2	$5.4	$11.9	$23.5	$6.9	$14.7	$44.7	$110.3
Subordinated debt	1.3	—	0.9	4.9	2.3	3.6	2.0	10.8	24.5
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	33.1	4.1	25.1	16.2	9.5	9.6	7.2	34.7	106.4
Local country and other	1.9	0.6	1.0	1.8	0.6	—	1.0	3.5	8.5
Total non-bank	$43.3	$7.9	$32.4	$34.8	$35.9	$20.1	$24.9	$95.3	$251.3
Bank
FHLB borrowings	$3.3	$1.0	$5.0	$2.5	$—	$—	$—	$—	$8.5
Securitizations	2.4	—	1.2	1.6	—	0.8	1.0	0.6	5.2
Citibank benchmark senior debt	—	—	2.6	2.5	—	—	2.5	—	7.6
Local country and other	1.3	0.1	1.0	0.2	0.5	—	—	1.4	3.2
Total bank	$7.0	$1.1	$9.8	$6.8	$0.5	$0.8	$3.5	$2.0	$24.5
Total long-term debt	$50.3	$9.0	$42.2	$41.6	$36.4	$20.9	$28.4	$97.3	$275.8

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
Secured funding of $257 billion as of September 30, 2023 increased 27% year-over-year, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended September 30, 2023, on an average basis, secured funding was $275 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $43 billion as of the third quarter of 2023 decreased 9% year-over-year and increased 7% sequentially, driven by higher commercial paper (see Note 17 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
The table below presents the ratings for Citigroup and Citibank as of September 30, 2023. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch, A2/P-1 at Moody’s Investors Service and A/A-1 at S&P Global Ratings as of September 30, 2023.

Ratings as of September 30, 2023

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2023, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.3 billion, compared to $0.4 billion as of June 30, 2023. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2023, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.4 billion as of June 30, 2023. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of September 30, 2023, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.7 billion, compared to $0.8 billion as of June 30, 2023 (see also Note 19). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of September 30, 2023, Citibank had liquidity commitments of approximately $11.0 billion to consolidated asset-backed commercial paper conduits, which was largely unchanged from June 30, 2023 (see Note 20 for additional information).
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
Under the enhanced methodology, Citi utilizes the most recent quarter-end balance sheet, assuming no changes to its composition and size over the forecasted horizon (holding the balance sheet static). The forecasts incorporate expectations and assumptions of deposit pricing, loan spreads and mortgage prepayment behavior implied by the interest rate curves in each scenario. The base case scenario reflects the market-implied forward interest rates, and sensitivity scenarios assume instantaneous shocks to the base case. The forecasts do not assume Citi takes any risk-mitigating actions in response to changes in the interest rate environment. Certain interest rates are subject to flooring assumptions in downward rate scenarios. Deposit pricing sensitivities (i.e., deposit betas), are informed by historical and expected behavior. Actual deposit pricing could differ from the assumptions used in these forecasts.
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
In addition to IRE, Citi analyzes economic value sensitivity (EVS) as a longer-term interest rate risk metric. EVS is a net present value (NPV)–based measure of the lifetime cash flows of Citi’s Banking Book. It estimates the interest rate sensitivity of the Banking Book’s economic value from longer-term assets being potentially funded with shorter-term liabilities, or vice versa. Citi manages EVS within risk limits approved by Citigroup’s Board of Directors that are aligned with Citi’s risk appetite.

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
Citi uses 100 basis point (bps) shocks in each scenario to reflect its net interest income sensitivity to unanticipated changes in market interest rates, as potential monetary policy decisions and changes in economic conditions may be reflected in current market-implied forward rates. The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Parallel interest rate shock +100 bps
Interest rate exposure(1)
U.S. dollar	$82	$(55)	$677
All other currencies	1,214	1,468	1,483
Total	$1,296	$1,413	$2,160
As a percentage of average interest-earning assets	0.06%	0.06%	0.10%
Estimated initial negative impact to AOCI (after-tax)(2)	$(807)	$(1,416)	$(969)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario	(12)	(12)	(9)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The All other currencies of $1,214 million as of September 30, 2023 in the table above includes the impact from the following top five non-U.S. dollar currencies, which represents approximately 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion from the Japanese yen, and approximately $0.1 billion each from the Singapore dollar, Swiss franc, Indian rupee and British pound sterling. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of the third quarter of 2023 decreased quarter-over-quarter and year-over-year, primarily due to changes in deposit composition and levels, partially offset by hedging actions. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $0.8 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately four months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income, AOCI and CET1 Capital ratio (on a fully implemented basis) under six different scenarios of changes in interest rates for the U.S. dollar and all other currencies in which Citi has invested capital as of September 30, 2023. The interest rate scenarios are also impacted by convexity related to mortgage products.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	100	100	—	—	(100)	(100)
10-year rate change (bps)	100	—	100	(100)	—	(100)
Interest rate exposure
U.S. dollar	$82	$16	$56	$(83)	$(504)	$(608)
All other currencies(1)	1,214	1,034	176	(179)	(916)	(1,081)
Total	$1,296	$1,050	$232	$(262)	$(1,420)	$(1,689)
Estimated initial impact to AOCI (after-tax)(2)	$(807)	$(1,008)	$245	$(445)	$995	$645
Estimated initial impact to CET1 Capital ratio (bps) from AOCI scenario	(12)	(8)	(3)	2	8	11

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
(1)Scenario 1 includes the impact from the following top five non-U.S. dollar currencies, which represents approximately 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion from the Japanese yen, and approximately $0.1 billion each from the Singapore dollar, Swiss franc, Indian rupee and British pound sterling. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2023, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 0.96%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Change in FX spot rate(1)	(2.5)%	(0.2)%	(4.5)%
Change in TCE due to FX translation, net of hedges	$(1,314)	$(98)	$(2,121)
As a percentage of TCE	(0.8)%	(0.1)%	(1.4)%
Estimated impact to CET1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	—	(2)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2023		2023		2022		3Q23 vs. 3Q22
Interest revenue(1)	$34,860		$32,660		$19,965		75%
Interest expense(2)	21,009		18,747		7,356		186
Net interest income, taxable equivalent basis(1)	$13,851		$13,913		$12,609		10%
Interest revenue—average rate(3)	6.27%		5.82%		3.65%		262	bps
Interest expense—average rate	4.67		4.15		1.68		299	bps
Net interest margin(3)(4)	2.49		2.48		2.31		18	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.92%		4.26%		3.38%		154	bps
10-year U.S. Treasury note—average rate	4.15		3.60		3.10		105	bps
10-year vs. two-year spread	(77)	bps	(66)	bps	(28)	bps

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $23 million, $13 million and $46 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

	3rd Qtr.	2nd Qtr.	3rd Qtr.	Change
In millions of dollars	2023	2023	2022	3Q23 vs. 3Q22
Net interest income—taxable equivalent basis(1) per above	$13,851	$13,913	$12,609	10%
ICG Markets net interest income—taxable equivalent basis(1)	1,578	1,983	1,230	28
Non-ICG Markets net interest income—taxable equivalent basis(1)	$12,273	$11,930	$11,379	8%

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income in the third quarter of 2023 increased 10% to $13.8 billion versus the prior-year period. As presented in the table above, Citi’s net interest income on a taxable equivalent basis also increased 10% year-over-year, or $1.2 billion. The increase was driven by higher net interest income in non-ICG Markets, which increased 8%, and ICG Markets, which increased 28%. The increase in net interest income in non-ICG Markets primarily reflected higher interest rates and growth in U.S. cards interest-earning balances, partially offset by a reduction in net interest income due to the exited markets and continued wind-downs in Legacy Franchises. The increase in ICG Markets net interest income was primarily driven by higher interest rates as well as a change in the mix of trading positions in support of client activity.
Citi’s net interest margin was 2.49% on a taxable equivalent basis in the third quarter of 2023, an increase of 1 basis point from the prior quarter, primarily driven by beneficial balance sheet mix changes and higher interest rates, largely offset by the absence of the benefit of dividend seasonality in ICG Markets in the prior quarter.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2023	2023	2022	2023	2023	2022	2023	2023	2022
Deposits with banks(4)	$260,159	$310,047	$256,444	$2,645	$3,049	$1,218	4.03%	3.94%	1.88%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$165,557	$182,676	$200,951	$3,577	$3,227	$1,285	8.57%	7.09%	2.54%
In offices outside the U.S.(4)	187,051	183,028	160,768	3,786	3,027	891	8.03	6.63	2.20
Total	$352,608	$365,704	$361,719	$7,363	$6,254	$2,176	8.28%	6.86%	2.39%
Trading account assets(6)(7)
In U.S. offices	$194,531	$180,214	$143,102	$2,334	$2,071	$1,196	4.76%	4.61%	3.32%
In offices outside the U.S.(4)	151,333	149,015	129,894	1,559	1,681	795	4.09	4.52	2.43
Total	$345,864	$329,229	$272,996	$3,893	$3,752	$1,991	4.47%	4.57%	2.89%
Investments
In U.S. offices
Taxable	$333,520	$337,957	$355,293	$2,287	$2,238	$1,521	2.72%	2.66%	1.70%
Exempt from U.S. income tax	11,432	11,577	11,809	120	108	110	4.16	3.74	3.70
In offices outside the U.S.(4)	163,902	158,415	146,312	2,320	2,110	1,379	5.62	5.34	3.74
Total	$508,854	$507,949	$513,414	$4,727	$4,456	$3,010	3.69%	3.52%	2.33%
Consumer loans(8)
In U.S. offices	$297,178	$289,122	$273,324	$7,807	$7,294	$6,064	10.42%	10.12%	8.80%
In offices outside the U.S.(4)	78,454	78,730	83,023	1,802	1,668	1,316	9.11	8.50	6.29
Total	$375,632	$367,852	$356,347	$9,609	$8,962	$7,380	10.15%	9.77%	8.22%
Corporate loans(8)
In U.S. offices	$133,944	$135,716	$141,539	$1,862	$1,791	$1,449	5.52%	5.29%	4.06%
In offices outside the U.S.(4)	152,710	150,023	156,832	3,585	3,311	1,981	9.31	8.85	5.01
Total	$286,654	$285,739	$298,371	$5,447	$5,102	$3,430	7.54%	7.16%	4.56%
Total loans(8)
In U.S. offices	$431,122	$424,838	$414,863	$9,669	$9,085	$7,513	8.90%	8.58%	7.18%
In offices outside the U.S.(4)	231,164	228,753	239,855	5,387	4,979	3,297	9.25	8.73	5.45
Total	$662,286	$653,591	$654,718	$15,056	$14,064	$10,810	9.02%	8.63%	6.55%
Other interest-earning assets(9)	$76,400	$85,083	$110,619	$1,176	$1,085	$760	6.11%	5.11%	2.73%
Total interest-earning assets	$2,206,171	$2,251,603	$2,169,910	$34,860	$32,660	$19,965	6.27%	5.82%	3.65%
Non-interest-earning assets(6)	$207,608	$214,011	$229,536
Total assets	$2,413,779	$2,465,614	$2,399,446

Nine Months—Assets	Average balance		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2023	2022	2023	2022	2023	2022
Deposits with banks(4)	$299,449	$248,119	$8,725	$2,172	3.90%	1.17%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$178,268	$189,671	$9,644	$1,852	7.23%	1.31%
In offices outside the U.S.(4)	183,852	161,954	9,147	1,523	6.65	1.26
Total	$362,120	$351,625	$18,791	$3,375	6.94%	1.28%
Trading account assets(6)(7)
In U.S. offices	$179,654	$139,682	$6,178	$2,420	4.60%	2.32%
In offices outside the U.S.(4)	144,985	133,449	4,215	2,381	3.89	2.39
Total	$324,639	$273,131	$10,393	$4,801	4.28%	2.35%
Investments
In U.S. offices
Taxable	$338,751	$355,483	$6,674	$3,674	2.63%	1.38%
Exempt from U.S. income tax	11,539	11,773	344	313	3.99	3.55
In offices outside the U.S.(4)	160,819	150,016	6,324	3,477	5.26	3.10
Total	$511,109	$517,272	$13,342	$7,464	3.49%	1.93%
Consumer loans(8)
In U.S. offices	$289,931	$264,941	$22,152	$16,457	10.22%	8.30%
In offices outside the U.S.(4)	79,120	88,762	5,043	3,786	8.52	5.70
Total	$369,051	$353,703	$27,195	$20,243	9.85%	7.65%
Corporate loans(8)
In U.S. offices	$135,798	$140,198	$5,389	$3,846	5.31%	3.67%
In offices outside the U.S.(4)	151,689	159,693	9,847	4,978	8.68	4.17
Total	$287,487	$299,891	$15,236	$8,824	7.09%	3.93%
Total loans(8)
In U.S. offices	$425,729	$405,139	$27,541	$20,303	8.65%	6.70%
In offices outside the U.S.(4)	230,809	248,455	14,890	8,764	8.63	4.72
Total	$656,538	$653,594	$42,431	$29,067	8.64%	5.95%
Other interest-earning assets(9)	$83,080	$117,354	$3,277	$1,953	5.27%	2.23%
Total interest-earning assets	$2,236,935	$2,161,095	$96,959	$48,832	5.80%	3.02%
Non-interest-earning assets(6)	$210,277	$223,418
Total assets	$2,447,212	$2,384,513

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $23 million, $13 million and $46 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively, and $80 million and $132 million for the nine months ended September 30, 2023 and 2022, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2023	2023	2022	2023	2023	2022	2023	2023	2022
Deposits
In U.S. offices(4)	$586,909	$595,476	$569,903	$5,390	$4,983	$1,743	3.64%	3.36%	1.21%
In offices outside the U.S.(5)	534,254	536,735	505,456	4,240	3,744	1,527	3.15	2.80	1.20
Total	$1,121,163	$1,132,211	$1,075,359	$9,630	$8,727	$3,270	3.41%	3.09%	1.21%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$180,168	$170,226	$111,513	$3,780	$3,084	$864	8.32%	7.27%	3.07%
In offices outside the U.S.(5)	94,955	91,921	95,677	2,310	1,869	387	9.65	8.16	1.60
Total	$275,123	$262,147	$207,190	$6,090	$4,953	$1,251	8.78%	7.58%	2.40%
Trading account liabilities(7)(8)
In U.S. offices	$45,168	$50,429	$56,447	$453	$479	$255	3.98%	3.81%	1.79%
In offices outside the U.S.(5)	66,199	77,925	72,078	439	391	217	2.63	2.01	1.19
Total	$111,367	$128,354	$128,525	$892	$870	$472	3.18%	2.72%	1.46%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$87,040	$86,990	$103,375	$1,737	$1,608	$654	7.92%	7.41%	2.51%
In offices outside the U.S.(5)	30,395	39,744	50,947	219	169	91	2.86	1.71	0.71
Total	$117,435	$126,734	$154,322	$1,956	$1,777	$745	6.61%	5.62%	1.92%
Long-term debt(10)
In U.S. offices	$156,065	$159,803	$165,834	$2,389	$2,367	$1,572	6.07%	5.94%	3.76%
In offices outside the U.S.(5)	2,420	2,524	3,495	52	53	46	8.52	8.42	5.22
Total	$158,485	$162,327	$169,329	$2,441	$2,420	$1,618	6.11%	5.98%	3.79%
Total interest-bearing liabilities	$1,783,573	$1,811,773	$1,734,725	$21,009	$18,747	$7,356	4.67%	4.15%	1.68%
Demand deposits in U.S. offices	$104,930	$113,639	$140,271
Other non-interest-bearing liabilities(7)	315,523	331,119	325,283
Total liabilities	$2,204,026	$2,256,531	$2,200,279
Citigroup stockholders’ equity	$209,028	$208,459	$198,694
Noncontrolling interests	725	624	473
Total equity	$209,753	$209,083	$199,167
Total liabilities and stockholders’ equity	$2,413,779	$2,465,614	$2,399,446
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,287,260	$1,336,146	$1,278,682	$6,561	$6,961	$7,458	2.02%	2.09%	2.31%
In offices outside the U.S.(6)	918,911	915,457	891,228	7,290	6,952	5,151	3.15	3.05	2.29
Total	$2,206,171	$2,251,603	$2,169,910	$13,851	$13,913	$12,609	2.49%	2.48%	2.31%

Nine Months—Liabilities	Average balance		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2023	2022	2023	2022	2023	2022
Deposits
In U.S. offices(4)	$595,461	$561,368	$14,805	$2,525	3.32%	0.60%
In offices outside the U.S.(5)	538,056	513,121	11,260	3,036	2.80	0.79
Total	$1,133,517	$1,074,489	$26,065	$5,561	3.07%	0.69%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$160,543	$113,772	$9,096	$1,416	7.58%	1.66%
In offices outside the U.S.(5)	93,116	94,791	5,513	772	7.92	1.09
Total	$253,659	$208,563	$14,609	$2,188	7.70%	1.40%
Trading account liabilities(7)(8)
In U.S. offices	$49,277	$52,584	$1,344	$315	3.65%	0.80%
In offices outside the U.S.(5)	73,750	69,965	1,205	441	2.18	0.84
Total	$123,027	$122,549	$2,549	$756	2.77%	0.82%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$90,041	$92,022	$4,827	$884	7.17%	1.28%
In offices outside the U.S.(5)	39,356	57,119	555	184	1.89	0.43
Total	$129,397	$149,141	$5,382	$1,068	5.56%	0.96%
Long-term debt(10)
In U.S. offices	$161,240	$165,880	$7,041	$3,604	5.84%	2.90%
In offices outside the U.S.(5)	2,542	3,780	157	125	8.26	4.42
Total	$163,782	$169,660	$7,198	$3,729	5.88%	2.94%
Total interest-bearing liabilities	$1,803,382	$1,724,402	$55,803	$13,302	4.14%	1.03%
Demand deposits in U.S. offices	$113,080	$137,682
Other non-interest-bearing liabilities(7)	323,035	322,927
Total liabilities	$2,239,497	$2,185,011
Citigroup stockholders’ equity	$207,071	$198,945
Noncontrolling interests	644	557
Total equity	$207,715	$199,502
Total liabilities and stockholders’ equity	$2,447,212	$2,384,513
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,321,446	$1,257,817	$20,977	$21,386	2.12%	2.27%
In offices outside the U.S.(6)	915,491	903,278	20,179	14,144	2.95	2.09
Total	$2,236,937	$2,161,095	$41,156	$35,530	2.46%	2.20%

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

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of September 30, 2023, Citi estimates that the conservative features of the VAR calibration contribute an approximate 32% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of June 30, 2023, the add-on was 48%.
As presented in the table below, Citi’s average trading VAR for the third quarter of 2023 decreased 13% quarter-over-quarter, primarily from inventory changes in ICG Markets businesses and updates to reflect changes in volatilities.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2023	2023 Average	June 30, 2023	2023 Average	September 30, 2022	2022 Average
Interest rate	$109	$102	$109	$129	$109	$113
Credit spread	80	68	63	69	60	80
Covariance adjustment(1)	(59)	(49)	(48)	(49)	(39)	(59)
Fully diversified interest rate and credit spread(2)	$130	$121	$124	$149	$130	$134
Foreign exchange	72	36	20	18	14	28
Equity	27	23	30	22	32	26
Commodity	28	28	29	37	36	37
Covariance adjustment(1)	(116)	(89)	(91)	(89)	(92)	(94)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$141	$119	$112	$137	$120	$131
Specific risk-only component(3)	$(9)	$(9)	$(15)	$(9)	$(2)	$—
Total trading VAR—general market risk factors only (excluding credit portfolios)	$150	$128	$127	$146	$122	$131
Incremental impact of the credit portfolio(4)	$6	$13	$33	$11	$23	$28
Total trading and credit portfolio VAR	$147	$132	$145	$148	$143	$159

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2023		2023		2022
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$85	$119	$102	$186	$91	$137
Credit spread	56	80	57	83	60	99
Fully diversified interest rate and credit spread	$105	$138	$116	$211	$118	$151
Foreign exchange	12	101	12	24	13	43
Equity	14	33	15	32	21	33
Commodity	22	31	25	47	33	41
Total trading	$99	$150	$107	$192	$113	$149
Total trading and credit portfolio	111	165	118	200	134	173

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	September 30, 2023
Total—all market risk factors, including general and specific risk
Average—during quarter	$117
High—during quarter	148
Low—during quarter	95

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
As of September 30, 2023, there were two back-testing exceptions observed for Citi’s Regulatory VAR in the last 12 months.
OTHER RISKS
For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2022 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of September 30, 2023. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 98% of Citi’s exposure to all countries as of September 30, 2023.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 39% of corporate loans presented in the table below are to U.K. domiciled entities (39% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 89% of the total U.K. funded loans and 90% of the total U.K. unfunded commitments were investment grade as of September 30, 2023.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans	PBWM loans(1)	Legacy Franchises loans	Loans transferred to HFS(7)	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q23	Total as of 2Q23	Total as of 3Q22	Total as a % of Citi as of 3Q23
United Kingdom	$35.9	$5.1	$—	$—	$1.4	$41.9	$11.4	$(4.5)	$3.6	$2.4	$97.2	$97.6	$93.0	5.6%
Mexico	9.7	0.1	25.9	—	0.3	9.2	3.1	(3.4)	23.0	1.3	69.2	68.9	56.3	4.0
Ireland	14.4	—	—	—	0.9	33.0	0.2	(0.2)	—	0.7	49.0	49.9	50.3	2.8
Hong Kong	8.7	20.0	—	—	0.2	5.0	2.1	(0.5)	8.6	0.1	44.2	46.0	50.2	2.5
Singapore	9.0	17.8	—	—	0.4	7.2	1.0	(0.5)	5.9	1.5	42.3	43.9	44.5	2.4
Brazil	13.0	—	—	—	—	2.8	7.9	(1.1)	7.3	2.9	32.8	31.0	29.8	1.9
India	7.2	—	—	—	0.6	3.9	0.9	(0.6)	9.0	1.3	22.3	23.6	25.6	1.3
South Korea	3.7	—	5.7	—	0.1	1.4	0.8	(0.7)	9.0	0.9	20.9	22.4	22.8	1.2
China	5.8	—	0.8	—	0.6	1.2	1.9	(1.2)	7.9	1.6	18.6	18.2	19.1	1.1
Germany	0.4	—	—	—	0.3	6.7	7.9	(3.8)	7.9	(2.1)	17.3	18.8	20.4	1.0
Canada	1.7	1.5	—	—	0.1	7.2	2.1	(2.0)	3.1	2.8	16.5	16.4	15.8	0.9
Australia	8.4	0.4	—	—	—	6.3	0.8	(1.4)	0.6	1.4	16.5	15.7	14.5	0.9
United Arab Emirates	6.3	1.5	—	—	0.1	4.8	0.3	(0.3)	3.7	—	16.4	16.2	15.8	0.9
Japan	1.5	—	—	—	—	3.6	5.3	(1.9)	4.5	2.9	15.9	13.2	17.9	0.9
Poland	2.9	—	1.4	—	—	2.8	0.9	(0.2)	5.1	0.1	13.0	14.1	12.5	0.7
Jersey	2.6	2.7	—	—	—	6.9	—	(0.1)	—	—	12.1	11.5	16.1	0.7
Indonesia	2.1	—	—	0.6	—	1.0	1.4	(0.1)	1.0	0.1	6.1	6.4	5.6	0.3
Taiwan	4.0	—	—	—	—	0.8	0.5	(0.1)	0.3	(0.1)	5.4	14.0	14.4	0.3
Malaysia	1.1	—	—	—	0.1	0.8	0.1	(0.1)	3.1	0.2	5.3	4.9	8.0	0.3
Philippines	0.6	—	—	—	0.1	0.2	2.4	(0.2)	2.2	(0.1)	5.2	5.2	5.3	0.3
Luxembourg	0.2	0.8	—	—	—	0.1	0.4	(0.3)	3.6	0.1	4.9	5.2	4.4	0.3
South Africa	1.5	—	—	—	—	0.7	0.1	(0.2)	2.2	0.3	4.6	4.5	4.3	0.3
Czech Republic	0.8	—	—	—	—	0.8	2.1	—	0.7	0.1	4.5	5.2	3.2	0.3
Chile	1.0	—	—	—	2.2	0.1	0.2	—	—	—	3.5	3.8	3.2	0.2
Italy	0.4	—	—	—	—	1.7	1.3	(1.8)	—	1.9	3.5	5.2	3.9	0.2
Total as a % of Citi’s total exposure														31.3%
Total as a % of Citi’s non-U.S. total exposure														90.1%

(1)    PBWM loans reflect funded loans, including those related to the Private bank, net of unearned income. As of September 30, 2023, Private bank loans in the table above totaled $19.3 billion, concentrated in Singapore ($5.1 billion), the U.K. ($5.0 billion) and Hong Kong ($4.3 billion).
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
(7)    September 30, 2023, June 30, 2023 and September 30, 2022 include Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in each applicable country. For additional information, see “Legacy Franchises” above and Note 2.

Russia

Introduction
In Russia, Citi’s remaining operations are conducted through both ICG and Legacy Franchises.
As part of previously disclosed plans, Citi has ended nearly all of the institutional banking services it offered in Russia, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations. In addition, Citi has significantly reduced its Legacy Franchises loan portfolio in Russia since September 2022, largely due to loan portfolio sales and its entry into a credit card referral agreement with a Russian bank. Citi has ceased soliciting any new business or new clients in Russia. Citi will continue to manage its existing legal and regulatory commitments and obligations, as well as support its employees, during this period. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.
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

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	September 30, 2023	June 30, 2023	September 30, 2022	Change 3Q23 vs. 2Q23
Loans	$0.2	$0.3	$1.6	$(0.1)
Investment securities(1)	0.4	0.6	1.4	(0.2)
Net MTM on derivatives/repos(2)	1.2	2.0	1.4	(0.8)
Total hedges (on loans and CVA)	(0.1)	(0.1)	(0.1)	—
Unfunded(3)	—	—	0.2	—
Trading accounts assets	—	—	0.1	—
Country risk exposure	$1.7	$2.8	$4.6	$(1.1)
Cash on deposit and placements(4)	0.6	0.9	3.0	(0.3)
Deposit Insurance Agency(5)	3.5	2.8	—	0.7
Total third-party exposure(6)	$5.8	$6.5	$7.6	$(0.7)
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.3	—
Total Russia exposure(7)	$5.9	$6.6	$7.9	$(0.7)

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
(4)    Cash on deposit and placements are primarily with the Central Bank of Russia and foreign financial institutions.
(5)    Represents dividends received by Citi in its role as custodian for investor clients in Russia, which Citi is required by local regulation to hold at the Deposit Insurance Agency. Citi is unable to remit these funds to clients due to restrictions imposed by the Russian government.
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

During the third quarter of 2023, Citi’s Russia-related exposures decreased by $0.7 billion, as shown in the table above. The decrease in exposure was driven by a $0.7 billion depreciation of the ruble against the U.S. dollar. During the period, inflows from dividends received from Russian corporations on behalf of Citi’s clients were fully offset by deposit outflows and tax payments to local authorities. Approximately 68% of Citi’s remaining exposures in Russia are trapped dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government, of which $3.5 billion is held with the Deposit Insurance Agency as of September 30, 2023.
Citi’s net investment in Russia was approximately $1.0 billion as of September 30, 2023 (down slightly from $1.1 billion as of June 30, 2023). Citi hedges its ruble/USD spot FX exposure in AOCI through the purchase of FX derivatives. The ongoing mark-to-market of the hedging derivatives is also reported in AOCI. When the ruble depreciates against the USD, the USD equivalent value of Citigroup’s investment in AO Citibank also declines. This change in value is offset by the change in value of the hedging instrument (FX derivative). Going forward, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

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
As of September 30, 2023, Citigroup’s ACL included a $0.1 billion remaining credit reserve for Citi’s direct Russian counterparties (compared to $0.2 billion at June 30, 2023).

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $55 million to-date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $85 million in estimated charges (approximately $10 million in ICG and $65 million in Legacy Franchises, and $10 million in Corporate/Other excluding the impact from any portfolio sales). This estimate was revised down during the third quarter from $180 million at June 30, 2023. During the third quarter, as part of the previously disclosed cards referral agreement with a Russian bank, approximately $26 million of credit card receivables was settled upon referral and refinanced. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see Note 2 and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2022 Form 10-K.
Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (for additional information, see “Risk Factors—Other Risks” in Citi’s 2022 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of September 30, 2023, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank Russia, Citi’s foreign entity in Russia, Citi would be required to (i) write off the net investment of approximately $1.0 billion (down slightly from $1.1 billion as of June 30, 2023), (ii) recognize a CTA loss of approximately $1.6 billion (compared to $1.6 billion as of June 30, 2023) through earnings and (iii) recognize a loss of $0.6 billion (compared to $0.4 billion as of June 30, 2023) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

Citi as Paying Agent for Russia-related Clients
Citi serves or served as paying agent on bonds issued by various entities in Russia, including Russian corporate clients. Citi’s role as paying agent is administrative. In this role, Citi acts as an agent of its client, the bond issuer, receiving interest and principal payments from the bond issuer and then making payments to international central securities depositories (e.g., Depository Trust Company, Euroclear, Clearstream). The international central securities depositories (ICSDs) make payments to those participants or account holders (e.g., broker/dealers) that have clients who are investors in the applicable bonds (i.e., bondholders). As a paying agent, Citi generally does not have information about the identity of the bondholders. Citi may be exposed to risks due to its responsibilities for receiving and processing payments on behalf of its clients as a result of sanctions or other governmental requirements and prohibitions. To mitigate operational and sanctions risks, Citi has established policies, procedures and controls for client relationships and payment processing to help ensure compliance with U.S., U.K., EU and other jurisdictions’ sanctions laws.
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

Ukraine
Citi has continued to operate in Ukraine throughout the war through its ICG businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 230 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. Citi’s exposures in Ukraine are not significant enough to be included in the “Top 25 Country Exposures” table above. As of September 30, 2023, Citi had $1.5 billion of direct exposures related to Ukraine, compared to $1.3 billion as of June 30, 2023. The increase in exposures reflected a $0.2 billion increase in deposits.

Argentina
Citi operates in Argentina through its ICG businesses. As of September 30, 2023, Citi’s net investment in its Argentine operations was approximately $1.9 billion (unchanged from June 30, 2023). Under U.S. GAAP, Citi uses the U.S. dollar as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Accordingly, Citi seeks to reduce its overall ARS exposure in Argentina while complying with local capital and currency exposure limitations.
From Citi’s total net investment in Argentina of approximately $1.9 billion, as of September 30, 2023, Citi’s net ARS exposure was approximately $1.3 billion (compared to $1.6 billion at June 30, 2023). The net ARS exposure has decreased as a result of Citi purchasing an additional approximate $200 million of certain local government bonds during the third quarter (for a total of $500 million in these bonds). These bonds are indexed to the higher of the U.S. dollar (USD) exchange rate or the local inflation index. Citi also originated approximately $50 million of USD-denominated loans during the third quarter. Such bonds and USD-denominated loans may reduce the impact to Citi of a potential currency devaluation in the future, although it remains unclear how effective Citi’s strategies to reduce its ARS exposure may be.
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that generally restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. As a result, Citi’s net investment in its Argentine operations is likely to continue to increase as Citi generates net income in its Argentine franchise and its earnings cannot be remitted. Due to the currency controls implemented by the Central Bank of Argentina, certain indirect foreign exchange mechanisms have developed that some Argentine entities may use to obtain U.S. dollars, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is precluded from accessing these alternative mechanisms, and these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into the U.S. dollar under U.S. GAAP. Citibank Argentina therefore uses Argentina’s official market exchange rate to remeasure its net ARS assets into the U.S. dollar, which was 350.0 ARS to 1 U.S. dollar as of September 30, 2023. During the third quarter, the Central Bank of Argentina devalued the official exchange rate by 27%, resulting in an approximate $180 million net negative impact to Citi’s net investment in the country. For additional information on this impact to Citi, see “Executive Summary” and “Institutional Clients Group” above.

If Argentina’s official exchange rate further converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur a significant loss on its capital in Argentina. Current macroeconomic conditions in the country, along with sustained high inflation, low international reserves held by the Central Bank of Argentina and the foreign currency policy decisions following the upcoming general presidential elections in Argentina, may result in an accelerated or steep depreciation of the official exchange rate in the near term. Citi cannot predict future fluctuations in Argentina’s official market exchange rate or to what extent Citi may be able to access U.S. dollars at the official exchange rate in the future.
Citi may economically hedge foreign currency risk in its net ARS-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of September 30, 2023, the international NDF market had very limited liquidity, resulting in Citi’s inability to economically hedge substantially all of its ARS exposure. Accordingly, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of September 30, 2023. However, Citi may need to record additional reserves in the future, resulting in higher ICG cost of credit, should there be an increase in transfer risk associated with its Argentine exposures. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” in Citi’s 2022 Form 10-K.

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

Valuations of Financial Instruments
Citigroup holds debt and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. A portion of these assets and liabilities is reflected at fair value on Citi’s Consolidated Balance Sheet as Trading account assets, Available-for-sale securities and Trading account liabilities.
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
Losses on available-for-sale securities whose fair values are less than the amortized cost, where Citi intends to sell the security or could more-likely-than-not be required to sell the security prior to recovery, are recognized in earnings. Where Citi does not intend to sell the security nor could more-likely-than-not be required to sell the security, any portion of the loss that is attributable to credit is recognized as an allowance for credit losses with a corresponding provision for credit losses, and the remainder of the loss is recognized in AOCI. Such losses are capped at the difference between the fair value and amortized cost of the security.
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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the third quarter of 2023. For information on the drivers of Citi’s ACL build in the third quarter of 2023, see “3Q23 Changes in the ACL” below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2022	1Q23 build (release)	1Q23 FX/ Other(1)(4)	Balance Mar. 31, 2023	2Q23 build (release)	2Q23 FX/ Other	Balance Jun. 30, 2023	3Q23 build (release)	3Q23 FX/Other	Balance Sept. 30, 2023	ACLL/EOP loans Sept. 30, 2023(2)
ICG	$2,715	$(75)	$3	$2,643	$(150)	$(3)	$2,490	$101	$(13)	$2,578
Legacy Franchises corporate (Mexico SBMM)	140	(10)	7	137	(2)	5	140	1	(2)	139
Total corporate ACLL	$2,855	$(85)	$10	$2,780	$(152)	$2	$2,630	$102	$(15)	$2,717	0.97%
U.S. Cards(2)	$11,393	$536	$(173)	$11,756	$276	$(1)	$12,031	$128	$1	$12,160	7.81%
Retail banking and Global Wealth	1,330	(29)	(60)	1,241	57	1	1,299	(33)	(1)	1,265
Total PBWM	$12,723	$507	$(233)	$12,997	$333	$—	$13,330	$95	$—	$13,425
Legacy Franchises consumer	1,396	13	(17)	1,392	76	68	1,536	(18)	(31)	1,487
Total consumer ACLL	$14,119	$520	$(250)	$14,389	$409	$68	$14,866	$77	$(31)	$14,912	3.95%
Total ACLL	$16,974	$435	$(240)	$17,169	$257	$70	$17,496	$179	$(46)	$17,629	2.68%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$2,151	$(194)	$2	$1,959	$(96)	$(1)	$1,862	$(54)	$(2)	$1,806
Other(3)	243	408	(19)	632	145	(19)	758	53	(18)	793
Total ACL	$19,368	$649	$(257)	$19,760	$306	$50	$20,116	$178	$(66)	$20,228

(1)    Includes reclassifications to Other assets related to Citi’s agreements to sell certain of its consumer banking businesses. See Notes 2 and 14.
(2)    As of September 30, 2023, in U.S. Personal Banking, Branded cards ACLL/EOP loans was 6.3% and Retail services ACLL/EOP loans was 11.0%.
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

The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses three forward-looking macroeconomic forecast scenarios—base, upside and downside. The qualitative management adjustment component reflects risks and certain economic conditions not fully captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are:

•Normalization of portfolio performance and consumer behavior from low losses as a result of government stimulus and market liquidity during the COVID-19 pandemic
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Transfer risk associated with exposures outside the U.S. for certain safety and soundness considerations under U.S. banking law

As of the third quarter of 2023, Citi’s qualitative component of the ACL continued to decline quarter-over-quarter. The decline was primarily driven by releases of COVID-19–related uncertainty reserves, as the portfolio continues to normalize toward pre-pandemic levels and as risks are captured in the quantitative component of the ACL. These releases were partially offset by a build for macroeconomic risks and uncertainties impacting vulnerable industries and regions in the corporate portfolio, including continued high interest rates.

Macroeconomic Variables
Citi considers a multitude of global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from 3Q22 to 3Q23:

	Quarterly average
U.S. unemployment	4Q23	2Q24	4Q24	8-quarter average(1)
Citi forecast at 3Q22	4.3%	4.0%	4.0%	4.0%
Citi forecast at 4Q22	4.7	4.5	4.4	4.4
Citi forecast at 1Q23	4.3	4.6	4.5	4.3
Citi forecast at 2Q23	4.1	4.5	4.5	4.3
Citi forecast at 3Q23	3.9	4.3	4.4	4.2

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2023	2024	2025
Citi forecast at 3Q22	0.6%	1.9%	2.7%
Citi forecast at 4Q22	0.3	1.5	2.2
Citi forecast at 1Q23	1.0	1.0	2.0
Citi forecast at 2Q23	1.3	0.7	2.0
Citi forecast at 3Q23	2.1	1.0	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of 3Q23, U.S. real GDP growth is expected to decline in the last quarter of 2023 before recovering in 2024, while the unemployment rate is expected to increase modestly over the eight-quarter forecast horizon, broadly returning to pre-pandemic levels.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a severe recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.2% in the first quarter of 2025. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2024 of 2.5%, with a peak quarter-over-quarter difference to the base scenario of 1.2% in the fourth quarter of 2023.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. To demonstrate this sensitivity, Citi applied 100% weight to the downside scenario as of September 30, 2023, to reflect the most severe economic deterioration forecast in the multiple macroeconomic scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions; therefore, applying a 100% downside scenario weight would result in a hypothetical increase in the ACL of approximately $4.8 billion related to lending exposures, except for loans individually evaluated for credit losses.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of September 30, 2023.

3Q23 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the third quarter of 2023 was $20.2 billion, compared to $20.1 billion as of June 30, 2023. The net build of $0.2 billion was primarily driven by growth in card balances in PBWM and corporate builds primarily related to specific risks and uncertainties impacting vulnerable industries and regions, partially offset by improvement in key macroeconomic variable forecasts. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of September 30, 2023. See Note 14 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded cards and Retail services) in U.S. Personal Banking. Citi’s total consumer ACLL build was $0.1 billion in the third quarter of 2023, primarily driven by growth in U.S. cards balances, resulting in a September 30, 2023 ACLL balance of $14.9 billion, or 3.95% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 7.81% at September 30, 2023, due to macroeconomic improvement, compared to 7.86% at June 30, 2023. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.24% at September 30, 2023, compared to 1.28% at June 30, 2023.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL build of $0.1 billion in the third quarter of 2023. The build was primarily driven by specific risks and uncertainties impacting vulnerable industries and regions, partially offset by improved key macroeconomic variable forecasts. The ACLL reserve balance increased by $0.1 billion to $2.7 billion, or 0.97% of total funded corporate loans.

ACLUC
Citi had an ACLUC release of $0.1 billion in the third quarter of 2023, which reduced the ACLUC reserve balance, included in Other liabilities, to $1.8 billion. The release was primarily driven by changes in the corporate portfolio and improved key macroeconomic variable forecasts.

ACL on Other Financial Assets
Citi’s ending ACL balance on other financial assets carried at amortized cost for the third quarter of 2023 was $0.8 billion, compared to $0.8 billion as of June 30, 2023. The net build of $0.1 billion was primarily driven by a deterioration in certain macroeconomic variable forecasts, primarily impacting other financial assets. See Note 14 for additional information.

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

Goodwill
Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. These events or circumstances include, among other things, a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a sustained decrease in Citi’s stock price.
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

Litigation Accruals
See the discussion in Note 26 for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except effective tax rate	2023	2022	2023	2022
Income from continuing operations before income tax expense	$4,788	$4,394	$15,013	$15,631
Provision for income taxes	1,203	879	3,824	3,002
Effective tax rate	25%	20%	25%	19%

Citi’s effective tax rate was 25% in the third quarter of 2023 versus 20% in the third quarter of 2022, both including the impact of divestitures, largely driven by the geographic mix of earnings. Citi recognized a third quarter of 2023 tax provision benefit of approximately $60 million related to tax law changes. For the nine months ended September 30, 2023, Citi’s effective tax rate increased to 25%, compared to 19% in the prior-year period, both including the impact of divestitures, largely driven by the geographic mix of earnings and lower discrete tax benefits.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2023	December 31, 2022
Total U.S.	$25.4	$24.8
Total foreign	2.9	2.9
Total	$28.3	$27.7

At September 30, 2023, Citigroup had recorded net DTAs of approximately $28.3 billion, a decrease of $0.2 billion from June 30, 2023 and an increase of $0.6 billion from December 31, 2022. The decrease for the third quarter was primarily from income in Other comprehensive income, and the year-to-date increase was primarily a result of Citi’s geographic mix of earnings. Of Citi’s $28.3 billion of net DTAs, $11.2 billion (compared to $11.7 billion at June 30, 2023) was deducted in calculating Citi’s regulatory capital, and the remaining $17.1 billion was appropriately risk weighted under the Basel III rules.
The $11.2 billion of DTAs deducted from regulatory capital was composed of $11.2 billion related to tax carry-forwards, with $1.8 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.8 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that realization of the net DTAs of $28.3 billion at September 30, 2023 is more-likely-than-not, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi, in its First Quarter of 2023 Form 10-Q, identified and reported certain activities pursuant to Section 219 for the fourth quarter of 2022. Citi, in its Second Quarter of 2023 Form 10-Q, identified and reported certain activities pursuant to Section 219 for the second quarter of 2023. During the third quarter of 2023, Citigroup identified one transaction pursuant to Section 219.
On July 26, 2023, Citibank Europe plc, Czech Republic Branch, processed a payment to the Iranian Embassy in the Czech Republic for the payment of fees for a travel tourist visa. The total value of the payment was CZK 1,200.00 (approximately USD 51.80). Nominal fees were realized for the processing of this payment. This payment was permissible under the travel exemption of the Iranian Transactions and Sanctions Regulations.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each business’s discussion and analysis of its results of operations above, in Citi’s Second Quarter of 2023 Form 10-Q, in Citi’s First Quarter of 2023 Form 10-Q, in Citi’s 2022 Form 10-K and in Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2022 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges, uncertainties and volatility, including, among others, governmental fiscal and monetary actions or expected actions, including continued elevated interest rates, reductions in central bank balance sheets, or other restrictive interest rate or other monetary policies; potential recessions in the U.S., Europe and other regions and countries; a potential U.S. federal government shutdown and the resulting impacts; sustained elevated levels of inflation and their impacts; economic and geopolitical challenges related to China, including weak economic growth, driven in part by challenges in its real estate sector, and tensions or conflicts between China and Taiwan and/or involving China and the U.S.; other geopolitical challenges, tensions and conflicts, including those related to Russia’s war in Ukraine and potential escalation of the conflict in the Middle East; foreign currency volatility and devaluations; distress and volatility in emerging markets, including sovereign debt pricing; protracted or widespread trade tensions; and election outcomes;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things: changes in regulatory capital rules, requirements or interpretations, such as revisions to the U.S. Basel III rules, including the recently issued notice of proposed rulemaking, known as the Basel III Endgame, related to regulatory capital requirements; annual recalibration of the Stress Capital Buffer (increased effective as of October 1, 2023); recalibration of the GSIB surcharge; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining consumer banking divestitures, and achievement of the expected benefits from the divestitures; Citi’s effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio and GSIB surcharge; Citi’s implementation and maintenance of an effective capital planning framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential changes to various aspects of the regulatory capital framework and requirements applicable to Citi; potential fiscal, monetary, regulatory, tax, sanctions and other changes, including potential increased regulatory requirements and costs, such as the imposition of additional or special assessments by the FDIC, including the recently issued notice of proposed rulemaking to recover the losses from recent bank failures; potential changes in regulatory requirements relating to interest rate risk management; future legislative and regulatory requirements in the U.S. and globally relating to sustainability and climate change, including any new disclosure requirements, such as those proposed and/or adopted by the SEC, the EU and the State of California; increased legislative activity by U.S. states that restricts the flow of capital and investment by financial institutions to state governmental entities, including anti-ESG initiatives that are designed to push back against corporate ESG policies; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•the potential impact to credit card fee revenues in Branded cards and Retail services in PBWM from the Consumer Financial Protection Bureau’s proposed cap on credit card late fees;
•Citi’s ability to improve its risk and controls environment, modernize its data and technology infrastructure and further enhance safety and soundness, meet regulatory expectations, be sufficiently competitive, serve clients effectively, avoid operational errors and realize productivity improvements, as part of its transformation and other priorities, including as a result of factors that Citi cannot control, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness;
•Citi’s ability to achieve its objectives from its strategic and other initiatives, such as those related to its investment and simplification priorities, including, among others, achieving productivity improvements and expense savings, minimizing disruptions to its businesses and managing the execution uncertainty and complexity associated with Citi’s exit of Mexico Consumer/SBMM, which may not be as productive, effective or timely as Citi expects, and could result in CTA and other losses, charges or other negative financial or strategic impacts, which could be material;
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
•the potential impact to Citi if its interpretation or application of the complex income-based and non-income based (such as withholding, stamp, service and other non-income taxes) tax laws to which it is subject in the U.S. and in non-U.S. jurisdictions differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income-based tax matters, and the resulting payment of additional taxes, penalties or interest;
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
•Citi’s ability to address any shortcomings or deficiencies or guidance provided by the Federal Reserve Board or FDIC on its resolution and recovery plan submissions;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation and strategic and other initiatives, if Citi is unable to attract, retain and motivate highly qualified employees, particularly given the highly competitive environment for talent and other factors, such as potential attrition driven by Citi’s simplification initiatives, low unemployment, changes in workers’ expectations and regulation of employee compensation in the banking industry;
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
•the financial impact from reclassification of any CTA component of AOCI, including related hedges and taxes, into Citi’s earnings, due to a sale, IPO, substantial liquidation or other deconsolidation event of any foreign operations or equity investments, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses, whether due to Citi’s strategic refresh or otherwise;
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
•the potential impact on Citi’s liquidity and/or costs of funding if it does not effectively manage its liquidity or due to various other factors, including, among others, general disruptions in the financial markets; deposit outflows or unfavorable changes in deposit mix, whether driven by migration to higher-yielding products, competition or otherwise, which could be exacerbated by the rapid spread of information via social or mainstream media; governmental fiscal and monetary policies; regulatory changes; negative investor perceptions of Citi’s creditworthiness; competition for funding, including a decrease in demand for corporate debt, unexpected increases in cash or collateral requirements, and the consequent inability to monetize available liquidity resources; changes in Citi’s credit spreads; higher interest rates; and changes in currency exchange rates;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement targeted actions plans and submit quarterly progress reports detailing the results and status of improvements to comply with the consent orders on a timely and sufficient basis, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators, such as significant monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends, changes to directors and/or officers and collateral consequences to Citi arising from such outcomes; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; sustained elevated interest rates and other restrictive monetary policies; elevated inflation and hyperinflation; sovereign debt volatility; election outcomes; regulatory changes and political events; foreign exchange controls, including the inability to access indirect foreign exchange mechanisms; macroeconomic and geopolitical challenges and uncertainties and volatility, including with respect to commodity prices as well as repricing of assets and resulting impacts; limitations on foreign investment; sociopolitical instability; civil unrest; crime, corruption and fraud; cyberattacks; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets, whether related to geopolitical conflicts or otherwise; the need to record additional reserves based on the transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law; risks related to the ongoing wind-down of Citi’s operations in Russia; and increased compliance and regulatory risks and costs.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2023	2022	2023	2022
Revenues
Interest revenue	$34,837	$19,919	$96,879	$48,700
Interest expense	21,009	7,356	55,803	13,302
Net interest income	$13,828	$12,563	$41,076	$35,398
Commissions and fees	$2,195	$2,139	$6,693	$7,159
Principal transactions	3,008	2,625	9,475	11,740
Administration and other fiduciary fees	971	915	2,856	2,904
Realized gains on sales of investments, net	30	52	151	74
Impairment losses on investments:
Impairment losses on investments and other assets	(70)	(91)	(227)	(277)
(Provision) releases for credit losses on AFS debt securities(1)	(1)	5	(1)	7
Net impairment losses recognized in earnings	$(71)	$(86)	$(228)	$(270)
Other revenue	$178	$300	$999	$327
Total non-interest revenues	$6,311	$5,945	$19,946	$21,934
Total revenues, net of interest expense	$20,139	$18,508	$61,022	$57,332
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$1,816	$1,328	$5,314	$2,972
Provision (release) for credit losses on HTM debt securities	(3)	10	(24)	28
Provision for credit losses on other assets	56	73	630	76
Policyholder benefits and claims	25	25	63	74
Provision (release) for credit losses on unfunded lending commitments	(54)	(71)	(344)	244
Total provisions for credit losses and for benefits and claims(2)	$1,840	$1,365	$5,639	$3,394
Operating expenses
Compensation and benefits	$7,424	$6,745	$22,350	$20,037
Premises and equipment	620	557	1,813	1,719
Technology/communication	2,256	2,145	6,692	6,229
Advertising and marketing	324	407	1,016	1,132
Other operating	2,887	2,895	8,499	9,190
Total operating expenses	$13,511	$12,749	$40,370	$38,307
Income from continuing operations before income taxes	$4,788	$4,394	$15,013	$15,631
Provision for income taxes	1,203	879	3,824	3,002
Income from continuing operations	$3,585	$3,515	$11,189	$12,629
Discontinued operations
Income (loss) from discontinued operations	$2	$(6)	$—	$(270)
Benefit for income taxes	—	—	—	(41)
Income (loss) from discontinued operations, net of taxes	$2	$(6)	$—	$(229)
Net income before attribution to noncontrolling interests	$3,587	$3,509	$11,189	$12,400
Noncontrolling interests	41	30	122	68
Citigroup’s net income	$3,546	$3,479	$11,067	$12,332
Basic earnings per share(3)
Income from continuing operations	$1.64	$1.64	$5.19	$5.99
Income from discontinued operations, net of taxes	—	—	—	(0.12)
Net income	$1.64	$1.64	$5.19	$5.87
Weighted average common shares outstanding (in millions)	1,924.4	1,936.8	1,936.9	1,950.0
Diluted earnings per share(3)
Income from continuing operations	$1.63	$1.63	$5.14	$5.95
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.12)
Net income	$1.63	$1.63	$5.14	$5.84
Adjusted weighted average diluted common shares outstanding (in millions)	1,951.7	1,955.1	1,961.5	1,967.1

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Citigroup’s net income	$3,546	$3,479	$11,067	$12,332
Add: Citigroup’s other comprehensive income, net change, net of taxes(1)
Unrealized gains and losses on debt securities(2)	$(169)	$(580)	$793	$(6,358)
Debt valuation adjustment (DVA)(3)	299	872	(645)	3,632
Cash flow hedges	731	(763)	1,263	(2,970)
Benefit plans liability adjustment(4)	312	37	72	119
CTA, net of hedges	(1,496)	(2,399)	(632)	(4,043)
Excluded component of fair value hedges	(12)	30	(15)	87
Long-duration insurance contracts	23	—	22	—
Citigroup’s total other comprehensive income (loss)	$(312)	$(2,803)	$858	$(9,533)
Citigroup’s total comprehensive income	$3,234	$676	$11,925	$2,799
Add: Other comprehensive income (loss) attributable to noncontrolling interests	(37)	(44)	9	(126)
Add: Net income (loss) attributable to noncontrolling interests	41	30	122	68
Total comprehensive income	$3,238	$662	$12,056	$2,741
(1)See Note 18.
(2)See Note 12.
(3)See Note 22.
(4)See Note 8.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,548	$30,577
Deposits with banks, net of allowance	227,439	311,448
Securities borrowed and purchased under agreements to resell (including $206,151 and $239,527 as of September 30, 2023 and December 31, 2022, respectively, at fair value), net of allowance	335,059	365,401
Brokerage receivables, net of allowance	66,194	54,192
Trading account assets (including $179,948 and $133,535 pledged to creditors as of September 30, 2023 and December 31, 2022, respectively)	406,368	334,114
Investments:
Available-for-sale debt securities (including $14,720 and $10,933 pledged to creditors as of September 30, 2023 and December 31, 2022, respectively)	241,783	249,679
Held-to-maturity debt securities, net of allowance (fair value of which is $231,002 and $243,648 as of September 30, 2023 and December 31, 2022, respectively) (includes $8 and $0 pledged to creditors as of September 30, 2023 and December 31, 2022, respectively)	259,456	268,863
Equity securities (including $738 and $895 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	7,759	8,040
Total investments	$508,998	$526,582
Loans:
Consumer (including $222 and $237 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	377,714	368,067
Corporate (including $7,189 and $5,123 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	288,634	289,154
Loans, net of unearned income	$666,348	$657,221
Allowance for credit losses on loans (ACLL)	(17,629)	(16,974)
Total loans, net	$648,719	$640,247
Goodwill	19,829	19,691
Intangible assets (including MSRs at fair value of $729 and $665 as of September 30, 2023 and December 31, 2022, respectively)	4,540	4,428
Premises and equipment, net of depreciation and amortization	27,959	26,253
Other assets (including $13,937 and $10,658 as of September 30, 2023 and December 31, 2022, respectively, at fair value), net of allowance	96,824	103,743
Total assets	$2,368,477	$2,416,676

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2023	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2022
Liabilities
Deposits (including $2,722 and $1,875 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	$1,273,506	$1,365,954
Securities loaned and sold under agreements to repurchase (including $60,662 and $70,886 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	256,770	202,444
Brokerage payables (including $7,211 and $4,439 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	75,076	69,218
Trading account liabilities	164,624	170,647
Short-term borrowings (including $6,470 and $6,222 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	43,166	47,096
Long-term debt (including $112,629 and $105,995 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	275,760	271,606
Other liabilities, plus allowances	69,380	87,873
Total liabilities	$2,158,282	$2,214,838
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2023—779,800 and as of December 31, 2022—759,800, at aggregate liquidation value	$19,495	$18,995
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2023—3,099,691,671 and as of December 31, 2022—3,099,669,424	31	31
Additional paid-in capital	108,757	108,458
Retained earnings	202,135	194,734
Treasury stock, at cost: September 30, 2023—1,185,809,738 shares and December 31, 2022—1,162,682,999 shares	(74,738)	(73,967)
Accumulated other comprehensive income (loss) (AOCI)	(46,177)	(47,062)
Total Citigroup stockholders’ equity	$209,503	$201,189
Noncontrolling interests	692	649
Total equity	$210,195	$201,838
Total liabilities and equity	$2,368,477	$2,416,676
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Preferred stock at aggregate liquidation value
Balance, beginning of period	$20,245	$18,995	$18,995	$18,995
Issuance of new preferred stock	1,500	—	2,750	—
Redemption of preferred stock	(2,250)	—	(2,250)	—
Balance, end of period	$19,495	$18,995	$19,495	$18,995
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,610	$108,241	$108,489	$108,034
Employee benefit plans	170	137	296	343
Preferred stock issuance costs (reclassifications to retained earnings for redemptions)	16	—	16	—
Other (primarily preferred stock issuance costs related to new issuances)	(8)	—	(13)	1
Balance, end of period	$108,788	$108,378	$108,788	$108,378
Retained earnings
Balance, beginning of period	$199,976	$191,261	$194,734	$184,948
Adjustment to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	—	290	—
Adjusted balance, beginning of period	$199,976	$191,261	$195,024	$184,948
Citigroup’s net income	3,546	3,479	11,067	12,332
Common dividends(2)	(1,038)	(1,001)	(3,042)	(3,025)
Preferred dividends	(333)	(277)	(898)	(794)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(16)	—	(16)	1
Balance, end of period	$202,135	$193,462	$202,135	$193,462
Treasury stock, at cost
Balance, beginning of period	$(74,247)	$(73,988)	$(73,967)	$(71,240)
Employee benefit plans(3)	9	11	729	513
Treasury stock acquired(4)	(500)	—	(1,500)	(3,250)
Balance, end of period	$(74,738)	$(73,977)	$(74,738)	$(73,977)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(45,865)	$(45,495)	$(47,062)	$(38,765)
Adjustment to opening balance, net of taxes(1)	—	—	27	—
Adjusted balance, beginning of period	$(45,865)	$(45,495)	$(47,035)	$(38,765)
Citigroup’s total other comprehensive income	(312)	(2,803)	858	(9,533)
Balance, end of period	$(46,177)	$(48,298)	$(46,177)	$(48,298)
Total Citigroup common stockholders’ equity	$190,008	$179,565	$190,008	$179,565
Total Citigroup stockholders’ equity	$209,503	$198,560	$209,503	$198,560
Noncontrolling interests
Balance, beginning of period	$703	$612	$649	$700
Transactions between Citigroup and noncontrolling-interest shareholders	(15)	—	(14)	(34)
Net income attributable to noncontrolling-interest shareholders	41	30	122	68
Distributions paid to noncontrolling-interest shareholders	—	(39)	(82)	(51)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(37)	(44)	9	(126)
Other	—	(2)	8	—
Net change in noncontrolling interests	$(11)	$(55)	$43	$(143)
Balance, end of period	$692	$557	$692	$557
Total equity	$210,195	$199,117	$210,195	$199,117

(1)    See Note 1 for additional details.
(2)    Common dividends declared were $0.51 per share for each of 1Q23 and 2Q23, $0.53 per share for 3Q23 and $0.51 per share for each of 1Q22, 2Q22 and 3Q22.

(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors–approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2023	2022
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,189	$12,400
Net income attributable to noncontrolling interests	122	68
Citigroup’s net income	$11,067	$12,332
Income (loss) from discontinued operations, net of taxes	—	(229)
Income from continuing operations—excluding noncontrolling interests	$11,067	$12,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	(1,462)	(616)
Depreciation and amortization	3,388	3,154
Deferred income taxes	(979)	(576)
Provisions for credit losses and for benefits and claims(2)	5,639	3,394
Realized gains from sales of investments	(151)	(74)
Impairment losses on investments and other assets	227	277
Goodwill impairment	—	535
Change in trading account assets	(72,397)	(26,385)
Change in trading account liabilities	(6,023)	34,950
Change in brokerage receivables net of brokerage payables	(6,144)	1,055
Change in loans held-for-sale (HFS)	2,117	3,499
Change in other assets	(7,134)	(2,754)
Change in other liabilities	(3,715)	1,303
Other, net(2)(3)	6,817	(18,067)
Total adjustments	$(79,817)	$(305)
Net cash provided by (used in) operating activities of continuing operations	$(68,750)	$12,256
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$30,342	$(21,926)
Change in loans	(17,733)	(5,788)
Proceeds from divestitures(1)	—	3,242
Proceeds from sales and securitizations of loans	3,397	3,077
Net payment due to transfer of net liabilities associated with divestitures(1)	(1,166)	—
Available-for-sale (AFS) debt securities
Purchases of investments(2)(3)	(171,154)	(177,347)
Proceeds from sales of investments	35,580	86,454
Proceeds from maturities of investments(2)(3)	149,049	102,857
Held-to-maturity (HTM) debt securities
Purchases of investments	(734)	(39,288)
Proceeds from maturities of investments	6,955	9,913
Capital expenditures on premises and equipment and capitalized software	(4,818)	(3,667)
Proceeds from sales of premises and equipment and repossessed assets	16	46
Other, net(2)(3)	273	(821)
Net cash provided by (used in) investing activities of continuing operations	$30,007	$(43,248)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,899)	$(3,777)
Issuance of preferred stock	2,739	—
Redemption of preferred stock	(750)	—

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2023	2022
Treasury stock acquired	$(1,429)	$(3,250)
Stock tendered for payment of withholding taxes	(324)	(339)
Change in securities loaned and sold under agreements to repurchase	54,326	12,144
Issuance of long-term debt	52,465	85,459
Payments and redemptions of long-term debt	(50,296)	(47,011)
Change in deposits	(92,448)	8,947
Change in short-term borrowings	(5,430)	19,395
Net cash provided by (used in) financing activities of continuing operations	$(45,046)	$71,568
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(4,249)	$(3,002)
Change in cash, due from banks and deposits with banks	(88,038)	37,574
Cash, due from banks and deposits with banks at beginning of period	342,025	262,033
Cash, due from banks and deposits with banks at end of period	$253,987	$299,607
Cash and due from banks (including segregated cash and other deposits)	$26,548	$26,502
Deposits with banks, net of allowance	227,439	273,105
Cash, due from banks and deposits with banks at end of period	$253,987	$299,607
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$4,071	$2,684
Cash paid during the period for interest	51,873	12,557
Non-cash investing activities(1)(4)(5)
Transfer of investment securities from HTM to AFS	$3,324	$—
Transfer of investment securities from AFS to HTM	—	21,688
Decrease in net loans associated with divestitures reclassified to HFS	—	16,956
Decrease in goodwill associated with divestitures reclassified to HFS	—	876
Transfers to loans HFS (Other assets) from loans HFI	6,031	4,037
Transfers from loans HFS (Other assets) to loans HFI	322	—
Non-cash financing activities(1)(5)
Decrease in deposits associated with divestitures reclassified to HFS	$—	$19,691
Non-cash redemption of preferred stock and increase in short-term borrowings	1,500	—

(1)    See Note 2 for further information on significant disposals.
(2)    2022 amounts have been revised to conform to the current-period presentation.
(3)    Consistent with the revisions disclosed in “Statement of Cash Flows” in Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K, during the nine months ended September 30, 2022, $16.1 billion of cash flows related to maturities of short-term negotiable certificates of deposit (NCDs) and $41 million of cash flows related to purchases of short-term NCDs were reclassified from purchases and maturities of AFS securities within investing activities to Other, net within operating activities.
(4)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer.
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 25 for more information and balances as of September 30, 2023.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2023 and for the three- and nine-month periods ended September 30, 2023 and 2022 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (First Quarter of 2023 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Second Quarter of 2023 Form 10-Q).
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
UPDATED SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below have been updated from those disclosed in Citi’s 2022 Form 10-K for the effects of accounting standards adopted during the first quarter of 2023.
See Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K for a summary of all of Citigroup’s significant accounting policies.

Allowances for Credit Losses (ACL)
Beginning January 1, 2023, Citi adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures under the methodology described below. For information about Citi’s accounting for troubled debt restructurings (TDRs) prior to January 1, 2023, see Note 1 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

ACCOUNTING CHANGES

TDRs and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Citi adopted the ASU on January 1, 2023, including the guidance on the recognition and measurement of TDRs under the modified retrospective approach.
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

Consumer Loans
Upon adoption of the ASU on January 1, 2023, Citi discontinued the use of a DCF approach for consumer loans formerly considered TDRs. Beginning January 1, 2023, Citi measures the ACLL for all consumer loans under approaches that do not incorporate discounting, primarily utilizing models that consider the borrowers’ probability of default, loss given default and exposure at default. In addition, upon adoption of the ASU, Citi collectively evaluates smaller-balance homogeneous loans formerly considered TDRs for expected credit losses, whereas previously those loans had been individually evaluated.
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

FUTURE ACCOUNTING CHANGES

Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU No. 2023‐02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the scope of tax equity investments eligible to apply the proportional amortization method of accounting. Under the proportional amortization method, the cost of an eligible investment is amortized in proportion to the income tax credits and other income tax benefits that are received by the investor, with the amortization of the investment and the income tax credits being presented net in the income statement as components of income tax expense (benefit). The ASU will permit the Company to elect to use the proportional amortization method to account for all eligible tax equity investments, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. Citi plans to adopt the ASU on January 1, 2024 and does not expect a material impact to its results of operations as a result of adopting the standard.

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
The ASU will be effective for Citi on January 1, 2024 and is not expected to have an impact on Citi’s operating results or financial position.

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Total revenues, net of interest expense	$—	$—	$—	$(262)
Income (loss) from discontinued operations	$2	$(6)	$—	$(270)
Benefit for income taxes	—	—	—	(41)
Income (loss) from discontinued operations, net of taxes	$2	$(6)	$—	$(229)

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

Significant Disposals
As of September 30, 2023, Citi had entered into sale agreements for nine consumer banking businesses within Legacy Franchises. Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023 and Taiwan closed in the third quarter of 2023. Citi’s entry of sale agreement for the Indonesia consumer banking business has resulted in the reclassification to HFS on the Consolidated Balance Sheet of approximately $1 billion in assets within Other assets, including approximately $520 million of loans (net of allowance of $34 million), and approximately $1 billion in liabilities within Other liabilities, including approximately $900 million in deposits.
Of the nine sale agreements, the five below were identified as significant disposals. As of September 30, 2023, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals:

			Income (loss) before taxes(6)
In millions of dollars			Three Months Ended September 30,		Nine Months Ended September 30,
Consumer banking business in	Sale agreement date	Closing date	2023	2022	2023	2022
Australia(1)	8/9/2021	6/1/2022	$—	$—	$—	$193
Philippines(2)	12/23/2021	8/1/2022	—	7	—	72
Thailand(3)	1/14/2022	11/1/2022	—	28	—	106
India(4)	3/30/2022	3/1/2023	—	37	2	161
Taiwan(5)	1/28/2022	8/12/2023	(1)	15	91	111

(1)    On June 1, 2022, Citi completed the sale of its Australia consumer banking business, which was part of Legacy Franchises. The business had approximately $9.4 billion in assets, including $9.3 billion of loans (net of allowance of $140 million) and excluding goodwill. The total amount of liabilities was $7.3 billion, including $6.8 billion in deposits. The transaction generated a pretax loss on sale of approximately $760 million ($640 million after-tax), recorded in Other revenue. The loss on sale primarily reflected the impact of an approximate pretax $620 million CTA loss (net of hedges) ($470 million after-tax) already reflected in the AOCI component of equity. The sale closed on June 1, 2022, and the CTA-related balance was removed from AOCI, resulting in a neutral CTA impact to Citi’s CET1 Capital. The income before taxes shown in the above table for Australia reflects Citi’s ownership through June 1, 2022.
(2)    On August 1, 2022, Citi completed the sale of its Philippines consumer banking business, which was part of Legacy Franchises. The business had approximately $1.8 billion in assets, including $1.2 billion of loans (net of allowance of $80 million) and excluding goodwill. The total amount of liabilities was $1.3 billion, including $1.2 billion in deposits. The sale resulted in a pretax gain on sale of approximately $618 million ($290 million after-tax), recorded in Other revenue. The income before taxes shown in the above table for the Philippines reflects Citi’s ownership through August 1, 2022.
(3)    On November 1, 2022, Citi completed the sale of its Thailand consumer banking business, which was part of Legacy Franchises. The business had approximately $2.7 billion in assets, including $2.4 billion of loans (net of allowance of $67 million) and excluding goodwill. The total amount of liabilities was $1.0 billion, including $0.8 billion in deposits. The sale resulted in a pretax gain on sale of approximately $209 million ($115 million after-tax), recorded in Other revenue. The income before taxes shown in the above table for Thailand reflects Citi’s ownership through November 1, 2022.
(4)    On March 1, 2023, Citi completed the sale of its India consumer banking business, which was part of Legacy Franchises. The business had approximately $5.2 billion in assets, including $3.4 billion of loans (net of allowance of $32 million) and excluding goodwill. The total amount of liabilities was $5.2 billion, including $5.1 billion in deposits. The sale resulted in a pretax gain on sale of approximately $1.1 billion ($727 million after-tax), recorded in Other revenue. The income before taxes shown in the above table for India reflects Citi’s ownership through March 1, 2023.
(5)    On August 12, 2023, Citi completed the sale of its Taiwan consumer banking business, which was part of Legacy Franchises. The business had approximately $11.6 billion in assets, including $7.2 billion of loans (net of allowance of $92 million) and excluding goodwill. The total amount of liabilities was $9.2 billion, including $9.0 billion in deposits. The sale resulted in a pretax gain on sale of approximately $403 million ($284 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes shown in the above table for Taiwan reflects Citi’s ownership through August 12, 2023.
(6)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes the pretax loss on sale. For the Philippines, Thailand, India and Taiwan, excludes the pretax gain on sale.

Citi did not have any other significant disposals as of September 30, 2023. As of November 3, 2023, Citi had not entered into sale agreements for the remaining Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
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
On October 14, 2022, Citi disclosed that it would end nearly all of the institutional banking services it offered in Russia by the end of the first quarter of 2023. Going forward, Citi’s only operations in Russia are those necessary to fulfill its remaining legal and regulatory obligations.

Portfolio Sales

•On December 12, 2022, Citi completed the sale of a portfolio of ruble-denominated personal installment loans, totaling approximately $240 million in outstanding loan balances, to Uralsib, a Russian commercial bank, resulting in a pretax net loss of approximately $12 million. The net loss on sale of the loan portfolio included a $32 million adjustment to record the loans at lower of cost or fair value recognized in Other revenue. In addition, the sale of the loans resulted in a release in the allowance for credit losses on loans of approximately $20 million recognized in the Provision for credit losses on loans.
•During the second quarter of 2023, Citi recorded an incremental gain of $5 million related to post-closing contingency payments for the previously disclosed personal installment loan sale in Other revenue. The previously disclosed sale of a portfolio of ruble-denominated personal installment loans resulted in a pretax net loss on sale of approximately $7 million.
•During the third quarter of 2023, as part of the previously disclosed cards referral agreement with a Russian bank, approximately $26 million of credit card receivables was settled upon referral and refinanced.

Wind-Down Charges
The following tables provide details on Citi’s Russia wind-down charges:

	Three Months Ended September 30, 2023
In millions of dollars	ICG	Legacy Franchises	Corporate/Other	Total
Severance(1)	$(2)	$(3)	$1	$(4)
Vendor termination and other costs(2)	—	1	—	1
Total	$(2)	$(2)	$1	$(3)

	Program-to-date September 30, 2023
In millions of dollars	ICG	Legacy Franchises	Corporate/Other	Total
Severance(1)	$8	$26	$3	$37
Vendor termination and other costs(2)	—	18	—	18
Total	$8	$44	$3	$55

	Estimated additional charges as of September 30, 2023
In millions of dollars	ICG	Legacy Franchises	Corporate/Other	Total
Severance(1)	$10	$17	$10	$37
Vendor termination and other costs(2)	—	48	—	48
Total	$10	$65	$10	$85

(1)    Recorded in Compensation and benefits.
(2)    Recorded in Other operating expenses.

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
Corporate/Other includes activities not assigned to the operating segments, including certain unallocated costs of global functions, other corporate expenses and corporate treasury results, offsets to certain line-item reclassifications and eliminations and unallocated taxes, as well as discontinued operations.
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
On September 13, 2023, Citi announced changes to its organizational structure, with the resulting operating segment impacts being implemented in the fourth quarter of 2023. The Company continues to execute requisite system and process changes that will enable the new segments to be operational in the fourth quarter of 2023. Citi expects to update its operating segment disclosures, including historical financial results, in the fourth quarter of 2023. These changes will not impact the previously reported consolidated financial results of the Company.

The following tables present certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

	Three Months Ended September 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$5,494	$4,570	$6,356	$5,836	$1,279	$1,385	$699	$772	$13,828	$12,563
Non-interest revenue	5,150	4,898	422	351	938	1,169	(199)	(473)	6,311	5,945
Total revenues, net of interest expense	$10,644	$9,468	$6,778	$6,187	$2,217	$2,554	$500	$299	$20,139	$18,508
Operating expense	7,179	6,541	4,301	4,077	1,794	1,845	237	286	13,511	12,749
Provisions (releases) for credit losses	196	86	1,457	1,109	188	167	(1)	3	1,840	1,365
Income (loss) from continuing operations before taxes	$3,269	$2,841	$1,020	$1,001	$235	$542	$264	$10	$4,788	$4,394
Provision (benefits) for income taxes	804	655	217	209	108	226	74	(211)	1,203	879
Income (loss) from continuing operations	$2,465	$2,186	$803	$792	$127	$316	$190	$221	$3,585	$3,515
Identifiable assets (September 30, 2023 and December 31, 2022)	$1,722	$1,730	$471	$494	$80	$97	$95	$96	$2,368	$2,417
Average loans	278	291	347	325	37	39	—	—	662	655
Average deposits	821	817	421	428	52	50	21	21	1,315	1,316
	Nine Months Ended September 30,
In millions of dollars, except average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$16,145	$12,874	$18,253	$16,790	$3,914	$4,367	$2,764	$1,367	$41,076	$35,398
Non-interest revenue	16,173	19,173	1,368	1,331	3,078	2,053	(673)	(623)	19,946	21,934
Total revenues, net of interest expense	$32,318	$32,047	$19,621	$18,121	$6,992	$6,420	$2,091	$744	$61,022	$57,332
Operating expense	21,438	19,698	12,759	11,951	5,324	5,952	849	706	40,370	38,307
Provisions for credit losses	182	855	4,627	2,088	833	448	(3)	3	5,639	3,394
Income (loss) from continuing operations before taxes	$10,698	$11,494	$2,235	$4,082	$835	$20	$1,245	$35	$15,013	$15,631
Provision (benefits) for income taxes	2,716	2,672	449	877	224	104	435	(651)	3,824	3,002
Income (loss) from continuing operations	$7,982	$8,822	$1,786	$3,205	$611	$(84)	$810	$686	$11,189	$12,629
Average loans	$280	$292	$340	$318	$37	$44	$—	$—	$657	$654
Average deposits	837	824	429	437	51	52	22	11	1,339	1,324

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Interest revenue
Consumer loans	$9,609	$7,380	$27,195	$20,243
Corporate loans	5,432	3,403	15,186	8,750
Loan interest, including fees	$15,041	$10,783	$42,381	$28,993
Deposits with banks	2,645	1,218	8,725	2,172
Securities borrowed and purchased under agreements to resell	7,363	2,176	18,791	3,375
Investments, including dividends	4,719	2,993	13,314	7,413
Trading account assets(1)	3,893	1,989	10,391	4,794
Other interest-earning assets(2)	1,176	760	3,277	1,953
Total interest revenue	$34,837	$19,919	$96,879	$48,700
Interest expense
Deposits	$9,630	$3,270	$26,065	$5,561
Securities loaned and sold under agreements to repurchase	6,090	1,251	14,609	2,188
Trading account liabilities(1)	892	472	2,549	756
Short-term borrowings and other interest-bearing liabilities(3)	1,956	745	5,382	1,068
Long-term debt	2,441	1,618	7,198	3,729
Total interest expense	$21,009	$7,356	$55,803	$13,302
Net interest income	$13,828	$12,563	$41,076	$35,398
Provision for credit losses on loans	1,816	1,328	5,314	2,972
Net interest income after provision for credit losses on loans	$12,012	$11,235	$35,762	$32,426

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

The following tables present Commissions and fees revenue:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$694	$—	$—	$694	$2,018	$—	$—	$2,018
Brokerage commissions	368	176	21	565	1,142	535	99	1,776
Credit and bank card income
Interchange fees	356	2,507	152	3,015	1,050	7,409	485	8,944
Card-related loan fees	16	36	71	123	46	116	198	360
Card rewards and partner payments(1)	(198)	(2,858)	(103)	(3,159)	(574)	(8,425)	(285)	(9,284)
Deposit-related fees(2)	284	32	9	325	808	90	26	924
Transactional service fees	298	7	22	327	889	17	72	978
Corporate finance(3)	89	—	—	89	274	3	—	277
Insurance distribution revenue	—	64	13	77	—	183	74	257
Insurance premiums	—	1	25	26	—	2	70	72
Loan servicing	7	11	3	21	24	37	10	71
Other	3	42	49	92	9	150	139	300
Total commissions and fees(4)	$1,917	$18	$262	$2,195	$5,686	$117	$888	$6,693

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Investment banking	$725	$—	$—	$725	$2,477	$—	$—	$2,477
Brokerage commissions	356	167	48	571	1,209	621	169	1,999
Credit and bank card income
Interchange fees	330	2,420	199	2,949	891	6,954	647	8,492
Card-related loan fees	12	64	66	142	32	201	226	459
Card rewards and partner payments(1)	(175)	(2,852)	(134)	(3,161)	(458)	(8,223)	(466)	(9,147)
Deposit-related fees(2)	262	25	13	300	807	128	49	984
Transactional service fees	270	5	20	295	791	14	72	877
Corporate finance(3)	87	—	—	87	339	3	—	342
Insurance distribution revenue	—	57	33	90	—	165	102	267
Insurance premiums	—	1	22	23	—	3	69	72
Loan servicing	13	14	4	31	32	36	11	79
Other	6	44	37	87	9	141	108	258
Total commissions and fees(4)	$1,886	$(55)	$308	$2,139	$6,129	$43	$987	$7,159

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
(2)Overdraft fees are accounted for under ASC 310. Citi eliminated overdraft fees, returned item fees and overdraft protection fees beginning in June 2022. Includes overdraft fees (prior to the elimination of overdraft fees in June 2022) of $0 and $0 million for the three months ended September 30, 2023 and 2022, respectively, and $0 and $59 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(2,897) million and $(2,872) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended September 30, 2023 and 2022, respectively, and $(8,497) million and $(8,115) million for the nine months ended September 30, 2023 and 2022, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$447	$20	$2	$469	$1,349	$62	$13	$1,424
Fiduciary fees	73	199	98	370	217	537	270	1,024
Guarantee fees	124	6	1	132	382	21	4	408
Total administration and other fiduciary fees(1)	$644	$225	$101	$971	$1,948	$620	$287	$2,856

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Total	ICG	PBWM	Legacy Franchises	Total
Custody fees	$422	$21	$2	$445	$1,375	$67	$7	$1,449
Fiduciary fees	78	179	77	334	210	580	236	1,026
Guarantee fees	124	10	2	136	391	34	4	429
Total administration and other fiduciary fees(1)	$624	$210	$81	$915	$1,976	$681	$247	$2,904

(1)    Administration and other fiduciary fees include $132 million and $136 million for the three months ended September 30, 2023 and 2022, respectively, and $408 million and $429 million for the nine months ended September 30, 2023 and 2022, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Interest rate risks(1)	$955	$458	$2,926	$3,143
Foreign exchange risks(2)	1,295	1,555	4,125	4,978
Equity risks(3)	308	411	1,147	1,687
Commodity and other risks(4)	475	404	1,443	1,466
Credit products and risks(5)	(25)	(203)	(166)	466
Total	$3,008	$2,625	$9,475	$11,740

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

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$29	$26	$—	$—	$—	$1
Interest cost on benefit obligation	124	120	105	91	4	4	27	21
Expected return on assets	(160)	(153)	(84)	(64)	(3)	(3)	(20)	(16)
Amortization of unrecognized:
Prior service (benefit)	—	—	(1)	(2)	(2)	(2)	(2)	(2)
Net actuarial loss (gain)	39	36	20	16	(3)	(2)	(4)	2
Settlement loss(1)	—	—	5	—	—	—	—	—
Total net expense (benefit)	$3	$3	$74	$67	$(4)	$(3)	$1	$6

(1)    Settlement relates to divestiture and wind-down activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$87	$90	$—	$—	$1	$2
Interest cost on benefit obligation	374	311	305	243	13	11	79	67
Expected return on assets	(481)	(461)	(247)	(196)	(10)	(9)	(59)	(54)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(4)	(5)	(7)	(7)	(6)	(6)
Net actuarial loss (gain)	118	136	54	43	(8)	(5)	(14)	4
Curtailment (gain)(1)	—	—	(8)	(23)	—	—	—	—
Settlement loss (gain)(1)	—	—	9	(10)	—	—	—	—
Total net expense (benefit)	$12	$(13)	$196	$142	$(12)	$(10)	$1	$13

(1)    Curtailment and settlement relate to divestiture and wind-down activities. 2022 includes gains due to curtailment and settlement relating to divestiture activities. Total net expense for non-U.S. plans includes a $36 million net benefit related to the wind-down of Citi’s consumer banking business in Korea.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant Plans:

	Nine Months Ended September 30, 2023
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,741	$6,375	$375	$1,013
Plans measured annually	(19)	(1,774)	—	(193)
Projected benefit obligation at beginning of year—Significant Plans	$9,722	$4,601	$375	$820
First-quarter activity	160	241	(1)	70
Second-quarter activity	(265)	179	(27)	75
Projected benefit obligation at June 30, 2023—Significant Plans	$9,617	$5,021	$347	$965
Service cost	—	12	—	—
Interest cost on benefit obligation	124	86	4	24
Actuarial (gain)(4)	(435)	(264)	(17)	(95)
Benefits paid, net of participants’ contributions	(217)	(85)	(11)	(18)
Foreign exchange impact and other	—	(91)	—	(15)
Projected benefit obligation at period end—Significant Plans	$9,089	$4,679	$323	$861
Change in plan assets
Plan assets at fair value at beginning of year	$10,145	$6,086	$253	$855
Plans measured annually	—	(1,226)	—	(7)
Plan assets at fair value at beginning of year—Significant Plans	$10,145	$4,860	$253	$848
First-quarter activity	143	225	5	73
Second-quarter activity	(131)	(6)	(2)	24
Plan assets at fair value at June 30, 2023—Significant Plans	$10,157	$5,079	$256	$945
Actual return on plan assets	(215)	(113)	(3)	(29)
Company contributions, net of reimbursements	15	8	(20)	—
Benefits paid, net of participants’ contributions	(217)	(85)	(11)	(18)
Foreign exchange impact and other	—	(91)	—	(16)
Plan assets at fair value at period end—Significant Plans	$9,740	$4,798	$222	$882
Qualified plans(1)	$1,144	$119	$(101)	$21
Nonqualified plans(2)	(493)	—	—	—
Funded status of the plans at period end—Significant Plans	$651	$119	$(101)	$21
Net amount recognized at period end
Benefit asset	$1,144	$738	$—	$21
Benefit liability	(493)	(619)	(101)	—
Net amount recognized on the balance sheet—Significant Plans	$651	$119	$(101)	$21
Amounts recognized in AOCI at period end(3)
Prior service (expense) benefit	$—	$(3)	$75	$34
Net actuarial (loss) gain	(6,244)	(1,438)	136	(281)
Net amount recognized in equity (pretax)—Significant Plans	$(6,244)	$(1,441)	$211	$(247)
Accumulated benefit obligation at period end—Significant Plans	$9,089	$4,501	$323	$861

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
(4)During 2023, the actuarial gain is primarily due to the increase in global discount rates.

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning of period balance, net of tax(1)(2)	$(5,995)	$(5,755)	$(5,770)	$(5,852)
Actuarial assumptions changes and plan experience	818	703	977	4,001
Net asset (loss) due to difference between actual and expected returns	(614)	(676)	(1,084)	(4,221)
Net amortization	47	135	43	159
Curtailment/settlement loss (gain)(3)	5	1	—	(32)
Foreign exchange impact and other	124	(95)	60	193
Change in deferred taxes, net	(68)	4	41	19
Change, net of tax	$312	$72	$37	$119
End of period balance, net of tax(1)(2)	$(5,683)	$(5,683)	$(5,733)	$(5,733)

(1)See Note 18 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities, including $36 million related to the Korea wind-down in the nine-month period ended September 30, 2022.

Plan Assumptions
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Significant Plans are as follows:

During the period	Three Months Ended
	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Discount rate
U.S. plans
Qualified pension	5.40%	5.15%	4.80%
Nonqualified pension	5.45	5.20	4.80
Postretirement	5.50	5.25	4.75
Non-U.S. plans
Pension	1.80–10.40	2.05–10.65	2.00–10.75
Weighted average	7.72	7.64	6.68
Postretirement	10.40	10.70	10.75
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.00
Postretirement	5.70/3.00	5.70/3.00	5.00/1.50
Non-U.S. plans
Pension	4.50–9.90	4.10–9.90	2.00–8.00
Weighted average	6.56	6.26	4.72
Postretirement	8.70	8.70	8.00

At period ended(1)	Sept. 30, 2023	Jun. 30, 2023	Sept. 30, 2022
Discount rate
U.S. plans
Qualified pension	6.05%	5.40%	5.65%
Nonqualified pension	6.10	5.45	5.60
Postretirement	6.10	5.50	5.65
Non-U.S. plans
Pension	1.85–11.55	1.80–10.40	2.10–11.30
Weighted average	8.35	7.72	7.64
Postretirement	11.55	10.40	11.25
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.00
Postretirement	5.70/3.00	5.70/3.00	5.00/1.50
Non-U.S. plans
Pension	4.50–9.90	4.50–9.90	2.00–8.00
Weighted average	6.70	6.56	5.48
Postretirement	8.70	8.70	8.00

(1)    The assumptions for the discount rate and expected return on assets at the end of each quarter are used in the following quarter.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly net expense (benefit) of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2023
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$6	$(7)
Non-U.S. plans	(2)	3
Postretirement
Non-U.S. plans	(1)	1

Contributions

For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2023.
The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2023 and 2022, as well as expected Company contributions for the remainder of 2023 and the actual contributions made in 2022:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Company contributions(2)(3) for the nine months ended September 30	$43	$41	$87	$417	$—	$5	$7	$7
Company contributions made during the remainder of the year(3)	—	14	—	77	—	9	—	2
Company contributions expected to be made during the remainder of the year	16	—	25	—	1	—	2	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.
(3)2022 benefit payments increased due to the wind-down of Citi’s consumer banking business in Korea.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
U.S. plans	$138	$119	$413	$356
Non-U.S. plans	114	98	342	303

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$2	$2
Total service-related expense	$1	$1	$2	$2
Non-service-related expense	5	2	10	8
Total net expense	$6	$3	$12	$10

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2023	2022	2023	2022
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,585	$3,515	$11,189	$12,629
Less: Noncontrolling interests from continuing operations	41	30	122	68
Net income from continuing operations (for EPS purposes)	$3,544	$3,485	$11,067	$12,561
Income (loss) from discontinued operations, net of taxes	2	(6)	—	(229)
Citigroup’s net income	$3,546	$3,479	$11,067	$12,332
Less: Preferred dividends	333	277	898	794
Net income available to common shareholders	$3,213	$3,202	$10,169	$11,538
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	53	28	121	89
Net income allocated to common shareholders for basic EPS	$3,160	$3,174	$10,048	$11,449
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,924.4	1,936.8	1,936.9	1,950.0
Basic earnings per share(2)
Income from continuing operations	$1.64	$1.64	$5.19	$5.99
Discontinued operations	—	—	—	(0.12)
Net income per share—basic	$1.64	$1.64	$5.19	$5.87
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$3,160	$3,174	$10,048	$11,449
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	16	11	42	30
Net income allocated to common shareholders for diluted EPS	$3,176	$3,185	$10,090	$11,479
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,924.4	1,936.8	1,936.9	1,950.0
Effect of dilutive securities
Options(3)	—	—	—	—
Other employee plans	27.3	18.3	24.6	17.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	1,951.7	1,955.1	1,961.5	1,967.1
Diluted earnings per share(2)
Income from continuing operations	$1.63	$1.63	$5.14	$5.95
Discontinued operations	—	—	—	(0.12)
Net income per share—diluted(5)	$1.63	$1.63	$5.14	$5.84

(1)Other relevant items includes issuance costs of $16 million related to the redemption of preferred stock Series A and B in the third quarter of 2023. These issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 19.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the third quarters of 2023 and 2022, no significant options to purchase shares of common stock were outstanding.
(4)    Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.
(5)    Due to rounding, income from continuing operations and discontinued operations may not sum to net income per share—diluted.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2023	December 31, 2022
Securities purchased under agreements to resell	$264,838	$291,272
Deposits paid for securities borrowed	70,274	74,165
Total, net(1)	$335,112	$365,437
Allowance for credit losses on securities purchased and borrowed(2)	(53)	(36)
Total, net of allowance	$335,059	$365,401

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$242,611	$183,827
Deposits received for securities loaned	14,159	18,617
Total, net(1)	$256,770	$202,444

(1)    The above tables do not include securities-for-securities lending transactions of $7.2 billion and $4.4 billion at September 30, 2023 and December 31, 2022, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of September 30, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$499,862	$235,024	$264,838	$239,448	$25,390
Deposits paid for securities borrowed	85,480	15,206	70,274	18,388	51,886
Total	$585,342	$250,230	$335,112	$257,836	$77,276

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$477,635	$235,024	$242,611	$155,168	$87,443
Deposits received for securities loaned	29,365	15,206	14,159	3,877	10,282
Total	$507,000	$250,230	$256,770	$159,045	$97,725

	As of December 31, 2022
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$403,663	$112,391	$291,272	$204,077	$87,195
Deposits paid for securities borrowed	88,817	14,652	74,165	13,844	60,321
Total	$492,480	$127,043	$365,437	$217,921	$147,516

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$296,218	$112,391	$183,827	$71,635	$112,192
Deposits received for securities loaned	33,269	14,652	18,617	2,542	16,075
Total	$329,487	$127,043	$202,444	$74,177	$128,267

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$248,681	$142,516	$29,711	$56,727	$477,635
Deposits received for securities loaned	20,634	242	556	7,933	29,365
Total	$269,315	$142,758	$30,267	$64,660	$507,000

	As of December 31, 2022
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$138,710	$86,819	$25,119	$45,570	$296,218
Deposits received for securities loaned	25,388	267	2,121	5,493	33,269
Total	$164,098	$87,086	$27,240	$51,063	$329,487

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$191,944	$—	$191,944
State and municipal securities	1,434	2	1,436
Foreign government securities	161,785	626	162,411
Corporate bonds	15,761	23	15,784
Equity securities	15,478	28,228	43,706
Mortgage-backed securities	67,390	—	67,390
Other	23,843	486	24,329
Total	$477,635	$29,365	$507,000

	As of December 31, 2022
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$99,979	$106	$100,085
State and municipal securities	1,911	—	1,911
Foreign government securities	123,826	13	123,839
Corporate bonds	14,308	45	14,353
Equity securities	9,749	33,096	42,845
Mortgage-backed securities	36,225	—	36,225
Asset-backed securities	1,755	—	1,755
Other	8,465	9	8,474
Total	$296,218	$33,269	$329,487

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES
The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2023	December 31, 2022
Receivables from customers	$22,854	$15,462
Receivables from brokers, dealers and clearing organizations	43,340	38,730
Total brokerage receivables(1)	$66,194	$54,192
Payables to customers	$53,441	$55,747
Payables to brokers, dealers and clearing organizations	21,635	13,471
Total brokerage payables(1)	$75,076	$69,218

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2023	December 31, 2022
Debt securities available-for-sale (AFS)	$241,783	$249,679
Debt securities held-to-maturity (HTM)(1)	259,456	268,863
Marketable equity securities carried at fair value(2)	283	429
Non-marketable equity securities carried at fair value(2)(5)	455	466
Non-marketable equity securities measured using the measurement alternative(3)	1,621	1,676
Non-marketable equity securities carried at cost(4)	5,400	5,469
Total investments(6)	$508,998	$526,582

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
(5)    Includes $24 million and $27 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at September 30, 2023 and December 31, 2022, respectively.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2023 and December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended September 30, 2023 and 2022.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Taxable interest	$4,547	$2,714	$12,831	$7,001
Interest exempt from U.S. federal income tax	83	220	252	263
Dividend income	89	59	231	149
Total interest and dividend income on investments	$4,719	$2,993	$13,314	$7,413

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Gross realized investment gains	$83	$102	$262	$282
Gross realized investment losses	(53)	(50)	(111)	(208)
Net realized gains on sales of investments	$30	$52	$151	$74

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2023					December 31, 2022
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$20,750	$23	$958	$—	$19,815	$12,009	$8	$755	$—	$11,262
Residential	310	—	3	—	307	488	—	3	—	485
Commercial	1	—	—	—	1	2	—	—	—	2
Total mortgage-backed securities	$21,061	$23	$961	$—	$20,123	$12,499	$8	$758	$—	$11,749
U.S. Treasury and federal agency securities
U.S. Treasury	$83,029	$21	$1,782	$—	$81,268	$94,732	$50	$2,492	$—	$92,290
Agency obligations	—	—	—	—	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$83,029	$21	$1,782	$—	$81,268	$94,732	$50	$2,492	$—	$92,290
State and municipal	$2,204	$6	$179	$—	$2,031	$2,363	$19	$159	$—	$2,223
Foreign government	127,245	234	2,083	—	125,396	135,648	569	2,940	—	133,277
Corporate	5,653	13	268	5	5,393	5,146	19	246	3	4,916
Asset-backed securities(1)	681	3	2	—	682	1,022	12	4	—	1,030
Other debt securities	6,890	2	2	—	6,890	4,198	1	5	—	4,194
Total debt securities AFS	$246,763	$302	$5,277	$5	$241,783	$255,608	$678	$6,604	$3	$249,679

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
(3)Amortized cost includes unallocated portfolio layer cumulative basis adjustments of $(0.5) billion as of September 30, 2023. Gross unrealized gains and gross unrealized losses on mortgage-backed securities excluding the effect of unallocated portfolio layer cumulative basis adjustments were $2 million and $1.5 billion, respectively, as of September 30, 2023.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$7,751	$154	$8,945	$804	$16,696	$958
Residential	298	3	4	—	302	3
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$8,049	$157	$8,949	$804	$16,998	$961
U.S. Treasury and federal agency securities
U.S. Treasury	$23,045	$705	$48,721	$1,077	$71,766	$1,782
Total U.S. Treasury and federal agency securities	$23,045	$705	$48,721	$1,077	$71,766	$1,782
State and municipal	$751	$39	$864	$140	$1,615	$179
Foreign government	73,044	1,425	19,780	658	92,824	2,083
Corporate	2,858	213	1,583	55	4,441	268
Asset-backed securities	214	2	—	—	214	2
Other debt securities	1,359	2	—	—	1,359	2
Total debt securities AFS	$109,320	$2,543	$79,897	$2,734	$189,217	$5,277
December 31, 2022
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$7,908	$412	$3,290	$343	$11,198	$755
Residential	158	3	1	—	159	3
Commercial	1	—	1	—	2	—
Total mortgage-backed securities	$8,067	$415	$3,292	$343	$11,359	$758
U.S. Treasury and federal agency securities
U.S. Treasury	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$40,701	$1,001	$34,692	$1,491	$75,393	$2,492
State and municipal	$896	$31	$707	$128	$1,603	$159
Foreign government	82,900	2,332	14,220	608	97,120	2,940
Corporate	3,082	209	784	37	3,866	246
Asset-backed securities	708	4	—	—	708	4
Other debt securities	2,213	5	—	—	2,213	5
Total debt securities AFS	$138,567	$3,997	$53,695	$2,607	$192,262	$6,604

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2023		December 31, 2022
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$10	$10	$42	$44
After 1 but within 5 years	364	354	523	513
After 5 but within 10 years	570	527	468	440
After 10 years	20,659	19,232	11,466	10,752
Total(2)	$21,603	$20,123	$12,499	$11,749
U.S. Treasury and federal agency securities
Due within 1 year	$35,939	$35,588	$25,935	$25,829
After 1 but within 5 years	46,561	45,219	68,455	66,166
After 5 but within 10 years	529	461	342	295
After 10 years	—	—	—	—
Total	$83,029	$81,268	$94,732	$92,290
State and municipal
Due within 1 year	$13	$12	$19	$18
After 1 but within 5 years	106	103	94	92
After 5 but within 10 years	326	310	305	302
After 10 years	1,759	1,606	1,945	1,811
Total	$2,204	$2,031	$2,363	$2,223
Foreign government
Due within 1 year	$60,383	$59,996	$64,795	$64,479
After 1 but within 5 years	60,881	59,656	67,935	66,150
After 5 but within 10 years	5,490	5,326	2,491	2,250
After 10 years	491	418	427	398
Total	$127,245	$125,396	$135,648	$133,277
All other(3)
Due within 1 year	$6,169	$6,161	$4,452	$4,441
After 1 but within 5 years	6,172	5,962	5,162	4,988
After 5 but within 10 years	818	813	695	693
After 10 years	65	29	57	18
Total	$13,224	$12,965	$10,366	$10,140
Total debt securities AFS(2)	$247,305	$241,783	$255,608	$249,679

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 20 for more information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio layer cumulative basis adjustments of $(0.5) billion as of September 30, 2023.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$81,442	$—	$13,354	$68,088
Non-U.S. residential	330	—	—	330
Commercial	1,133	—	169	964
Total mortgage-backed securities	$82,905	$—	$13,523	$69,382
U.S. Treasury securities	$134,934	$—	$13,413	$121,521
State and municipal	9,103	9	1,188	7,924
Foreign government	2,314	—	89	2,225
Asset-backed securities(2)	30,200	1	251	29,950
Total debt securities HTM, net	$259,456	$10	$28,464	$231,002
December 31, 2022
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$90,063	$58	$10,033	$80,088
Non-U.S. residential	445	—	—	445
Commercial	1,114	5	1	1,118
Total mortgage-backed securities	$91,622	$63	$10,034	$81,651
U.S. Treasury securities	$134,961	$—	$13,722	$121,239
State and municipal	9,237	34	764	8,507
Foreign government	2,075	—	93	1,982
Asset-backed securities(2)	30,968	4	703	30,269
Total debt securities HTM, net	$268,863	$101	$25,316	$243,648

(1)Amortized cost is reported net of ACL of $95 million and $120 million at September 30, 2023 and December 31, 2022, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2023		December 31, 2022
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$20	$20	$27	$27
After 1 but within 5 years	660	622	520	505
After 5 but within 10 years	1,229	1,094	1,496	1,374
After 10 years	80,996	67,646	89,579	79,745
Total	$82,905	$69,382	$91,622	$81,651
U.S. Treasury securities
Due within 1 year	$3,403	$3,360	$3,148	$3,017
After 1 but within 5 years	130,534	117,304	86,617	79,104
After 5 but within 10 years	997	857	45,196	39,118
After 10 years	—	—	—	—
Total	$134,934	$121,521	$134,961	$121,239
State and municipal
Due within 1 year	$30	$30	$22	$21
After 1 but within 5 years	116	113	102	100
After 5 but within 10 years	1,289	1,187	1,002	967
After 10 years	7,668	6,594	8,111	7,419
Total	$9,103	$7,924	$9,237	$8,507
Foreign government
Due within 1 year	$1,131	$1,090	$143	$139
After 1 but within 5 years	1,183	1,135	1,932	1,843
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$2,314	$2,225	$2,075	$1,982
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	1	1	—	—
After 5 but within 10 years	12,016	11,970	11,751	11,583
After 10 years	18,183	17,979	19,217	18,686
Total	$30,200	$29,950	$30,968	$30,269
Total debt securities HTM	$259,456	$231,002	$268,863	$243,648

(1)Amortized cost is reported net of ACL of $95 million and $120 million at September 30, 2023 and December 31, 2022, respectively.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at September 30, 2023 or December 31, 2022.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of September 30, 2023 or December 31, 2022.

Evaluating Investments for Impairment—AFS Debt Securities

Overview
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—
Less: Portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	43	74	137	254
Total impairment losses recognized in earnings	$43	$74	$137	$254

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $5 million and $3 million as of September 30, 2023 and December 31, 2022, respectively.

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2023 and December 31, 2022:

In millions of dollars	September 30, 2023	December 31, 2022
Measurement alternative:
Carrying value	$1,621	$1,676

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Measurement alternative(1):
Impairment losses	$27	$17	$90	$23
Downward changes for observable prices	4	—	24	—
Upward changes for observable prices	17	7	49	141

(1)     See Note 22 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2023
Measurement alternative:
Impairment losses	$299
Downward changes for observable prices	28
Upward changes for observable prices	913

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended September 30, 2023 and 2022, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

13.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment, reporting unit and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate institutional and public sector clients around the world and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Note 1 above and Notes 1 and 14 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Corporate Loans
Corporate loans represent loans and leases managed by ICG and the Mexico SBMM component of Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2023	December 31, 2022
In North America offices(1)
Commercial and industrial	$58,130	$56,176
Financial institutions	36,783	43,399
Mortgage and real estate(2)	17,445	17,829
Installment and other	23,207	23,767
Lease financing	225	308
Total	$135,790	$141,479
In offices outside North America(1)
Commercial and industrial	$95,528	$93,967
Financial institutions	23,759	21,931
Mortgage and real estate(2)	6,481	4,179
Installment and other	24,407	23,347
Lease financing	46	46
Governments and official institutions	2,794	4,205
Total	$153,015	$147,675
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(4)(5)(6)	$288,805	$289,154
Unallocated portfolio layer cumulative basis adjustments(3)	$(171)	$—
Corporate loans, net of unearned income(4)(5)(6)	$288,634	$289,154

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 21.
(4)Corporate loans are net of unearned income of ($806) million and ($797) million at September 30, 2023 and December 31, 2022, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2023 and December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three and nine months ended September 30, 2023 and 2022.

The Company sold and/or reclassified to held-for-sale $1.3 billion and $4.2 billion of corporate loans during the three and nine months ended September 30, 2023, respectively, and $2.2 billion and $3.7 billion of corporate loans during the three and nine months ended September 30, 2022, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2023 or 2022.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$402	$183	$585	$903	$148,907	$150,395
Financial institutions	106	5	111	87	59,948	60,146
Mortgage and real estate	8	100	108	821	22,932	23,861
Lease financing	—	—	—	—	271	271
Other	70	20	90	164	46,689	46,943
Loans at fair value						7,189
Total(5)	$586	$308	$894	$1,975	$278,747	$288,805

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2022

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$763	$594	$1,357	$860	$145,586	$147,803
Financial institutions	233	102	335	152	64,420	64,907
Mortgage and real estate	30	12	42	33	21,874	21,949
Lease financing	—	1	1	10	343	354
Other	145	18	163	67	48,788	49,018
Loans at fair value						5,123
Total	$1,171	$727	$1,898	$1,122	$281,011	$289,154

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
(4)The Total loans column includes loans at fair value, which are not included in the various delinquency columns and, therefore, the tables’ total rows will not cross-foot.
(5)Excludes $(171) million of unallocated portfolio layer cumulative basis adjustments at September 30, 2023.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	September 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$42,312	$7,844	$4,809	$2,441	$2,751	$7,538	$36,301	$103,996
Financial institutions(4)	9,518	4,050	3,048	520	603	1,978	33,069	52,786
Mortgage and real estate	2,075	4,881	3,874	3,026	1,725	1,903	141	17,625
Other(6)	2,227	5,739	1,404	1,009	938	4,697	27,682	43,696
Total investment grade	$56,132	$22,514	$13,135	$6,996	$6,017	$16,116	$97,193	$218,103
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,057	$5,183	$2,328	$1,650	$920	$2,967	$16,391	$45,496
Financial institutions(4)	3,172	1,115	842	16	175	205	1,748	7,273
Mortgage and real estate	658	776	946	677	653	1,103	602	5,415
Other(6)	513	786	376	202	215	132	1,130	3,354
Non-accrual
Commercial and industrial(4)	80	71	74	—	45	178	455	903
Financial institutions	7	3	28	—	—	—	49	87
Mortgage and real estate	3	329	12	28	137	260	52	821
Other(5)	12	—	41	—	62	2	47	164
Total non-investment grade	$20,502	$8,263	$4,647	$2,573	$2,207	$4,847	$20,474	$63,513
Loans at fair value(6)								$7,189
Corporate loans, net of unearned income(7)	$76,634	$30,777	$17,782	$9,569	$8,224	$20,963	$117,667	$288,805

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2022
In millions of dollars	2022	2021	2020	2019	2018	Prior
Investment grade(3)
Commercial and industrial(4)	$40,639	$6,124	$3,620	$3,458	$2,617	$7,048	$38,358	$101,864
Financial institutions(4)	11,850	3,877	835	922	333	1,327	37,462	56,606
Mortgage and real estate	4,436	3,236	4,010	2,619	1,127	1,706	152	17,286
Other(6)	7,649	2,687	1,439	643	2,119	3,832	26,805	45,174
Total investment grade	$64,574	$15,924	$9,904	$7,642	$6,196	$13,913	$102,777	$220,930
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,278	$3,139	$1,973	$1,331	$965	$3,546	$16,848	$45,080
Financial institutions(4)	4,708	630	197	254	47	240	2,073	8,149
Mortgage and real estate	582	835	429	729	783	801	472	4,631
Other(6)	1,244	559	391	413	1	219	1,292	4,119
Non-accrual
Commercial and industrial	1	12	99	115	49	105	479	860
Financial institutions(4)	41	34	—	—	—	—	77	152
Mortgage and real estate	10	4	—	—	—	19	—	33
Other(5)	6	—	26	8	10	11	16	77
Total non-investment grade	$23,870	$5,213	$3,115	$2,850	$1,855	$4,941	$21,257	$63,101
Loans at fair value(6)								$5,123
Corporate loans, net of unearned income	$88,444	$21,137	$13,019	$10,492	$8,051	$18,854	$124,034	$289,154

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)There were no significant revolving line of credit arrangements that converted to term loans during the period.
(3)Held-for-investment loans are accounted for on an amortized cost basis.
(4)Includes certain short-term loans with less than one year in tenor.
(5)Other includes installment and other, lease financing and loans to government and official institutions.
(6)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.
(7)Excludes $(171) million of unallocated portfolio layer cumulative basis adjustments at September 30, 2023.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the nine months ended September 30, 2023, by year of loan origination:

	For the Nine Months Ended September 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$9	$19	$1	$1	$—	$2	$73	$105
Financial institutions	—	—	—	—	—	—	38	38
Mortgage and real estate	—	—	—	1	—	2	1	4
Other(1)	—	—	—	—	—	—	50	50
Total	$9	$19	$1	$2	$—	$4	$162	$197

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	September 30, 2023		December 31, 2022
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$718	$205	$583	$268
Financial institutions	81	50	149	51
Mortgage and real estate	628	114	33	4
Other	10	1	—	—
Total non-accrual corporate loans with specific allowances	$1,437	$370	$765	$323
Non-accrual corporate loans without specific allowances
Commercial and industrial	$185	N/A	$277	N/A
Financial institutions	6	N/A	3	N/A
Mortgage and real estate	193	N/A	—	N/A
Lease financing	—	N/A	10	N/A
Other	154	N/A	67	N/A
Total non-accrual corporate loans without specific allowances	$538	N/A	$357	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and nine months ended September 30, 2023 was $6 million and $31 million, respectively, and for the three and nine months ended September 30, 2022 was $10 million and $33 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following table details corporate loan modifications granted during the three and nine months ended September 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Nine Months Ended September 30, 2023
In millions of dollars, except for weighted average term extension	Total modifications balance at September 30, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted average term extension (months)
Three Months Ended September 30, 2023
Commercial and industrial	$25	$25	$—	22
Financial institutions	—	—	—	—
Mortgage and real estate	35	35	—	55
Other(5)	—	—	—	—
Total	$60	$60	$—
Nine Months Ended September 30, 2023
Commercial and industrial	$93	$70	$23	28
Financial institutions	—	—	—	—
Mortgage and real estate	85	84	1	37
Other(5)	—	—	—	—
Total	$178	$154	$24

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of September 30, 2023.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $1 billion as of September 30, 2023.
(3)The allowance for corporate loans, including modified loans, is based on the borrower’s overall financial performance. Charge-offs for amounts deemed uncollectible may be recorded at the time of the modification or may have already been recorded in prior periods such that no charge-off is required at the time of modification.
(4)Payment delays either for principal or interest payments had an immaterial financial impact.
(5)Other includes installment and other, lease financing and loans to government and official institutions.

The following table presents the Company’s corporate troubled debt restructurings (TDRs), under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023:

	For the Three and Nine Months Ended September 30, 2022
In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended September 30, 2022
Commercial and industrial	$11	$—	$—	$11
Mortgage and real estate	1	1	—	—
Other(3)	7	—	—	7
Total	$19	$1	$—	$18
Nine Months Ended September 30, 2022
Commercial and industrial	$26	$—	$—	$26
Mortgage and real estate	1	1	—	—
Other(3)	30	—	—	30
Total	$57	$1	$—	$56

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

Performance of Modified Corporate Loans
The following table presents the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the nine months ended September 30, 2023:

	As of September 30, 2023(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$93	$93	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	85	85	—	—
Other(2)	—	—	—	—
Total	$178	$178	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three and nine months ended September 30, 2023. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.
The following table presents the Company’s three and nine months ended September 30, 2022 corporate TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023, that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

		TDR loans that re-defaulted within one year of modification during the
In millions of dollars	TDR balances at September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Commercial and industrial	$114	$—	$—
Mortgage and real estate	14	—	—
Other(1)	22	—	—
Total(2)	$150	$—	$—

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by PBWM and Legacy Franchises (except Mexico SBMM). The tables below present details about these loans, including the following loan categories:

•Residential first mortgages and Home equity loans primarily represent secured mortgage lending to customers of Retail banking and Global Wealth.
•Credit cards primarily represent unsecured credit card lending to customers of Branded cards and Retail services.
•Personal, small business and other loans are primarily composed of classifiably managed loans to customers of Global Wealth (mostly within the Private bank) who are typically high credit quality borrowers that historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$105,453	$389	$294	$233	$106,369	$102	$384	$486	$120
Home equity loans(8)(9)	3,675	32	89	—	3,796	47	132	179	—
Credit cards	151,560	2,093	2,045	—	155,698	—	—	—	2,045
Personal, small business and other(10)	36,447	92	49	2	36,590	3	56	59	5
Total	$297,135	$2,606	$2,477	$235	$302,453	$152	$572	$724	$2,170
In offices outside North America(6)
Residential mortgages(7)	$26,268	$49	$72	$—	$26,389	$—	$258	$258	$20
Credit cards	13,179	192	202	—	13,573	—	187	187	59
Personal, small business and other(10)	35,154	104	41	—	35,299	—	133	133	—
Total	$74,601	$345	$315	$—	$75,261	$—	$578	$578	$79
Total Citigroup(11)(12)	$371,736	$2,951	$2,792	$235	$377,714	$152	$1,150	$1,302	$2,249

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2022

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$95,023	$421	$316	$279	$96,039	$86	$434	$520	$163
Home equity loans(8)(9)	4,407	38	135	—	4,580	51	151	202	—
Credit cards	147,717	1,511	1,415	—	150,643	—	—	—	1,415
Personal, small business and other(10)	37,635	88	22	7	37,752	3	23	26	11
Total	$284,782	$2,058	$1,888	$286	$289,014	$140	$608	$748	$1,589
In offices outside North America(6)
Residential mortgages(7)	$27,946	$62	$106	$—	$28,114	$—	$305	$305	$13
Credit cards	12,659	147	149	—	12,955	—	127	127	56
Personal, small business and other(10)	37,869	105	10	—	37,984	—	137	137	—
Total	$78,474	$314	$265	$—	$79,053	$—	$569	$569	$69
Total Citigroup(11)(12)	$363,256	$2,372	$2,153	$286	$368,067	$140	$1,177	$1,317	$1,658

(1)Loans less than 30 days past due are presented as current.
(2)Includes $222 million and $237 million at September 30, 2023 and December 31, 2022, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $29.8 billion and $17.0 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at September 30, 2023. Excludes delinquencies on $31.5 billion and $17.8 billion of classifiably managed Private bank loans in North America and outside North America, respectively, at December 31, 2022.
(4)Loans modified under Citi’s COVID-19 consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification. Most modified loans in North America would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed).
(5)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.2 billion at September 30, 2023 and December 31, 2022, respectively.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.2 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $20.0 billion of residential mortgages outside North America related to the Global Wealth business at September 30, 2023. Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.8 billion of residential mortgages outside North America related to the Global Wealth business at December 31, 2022.
(8)Includes approximately $0.1 billion and $0.1 billion at September 30, 2023 and December 31, 2022, respectively, of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(10)As of September 30, 2023, Global Wealth business in North America includes $32.3 billion of loans, of which $29.8 billion are classifiably managed with 96% rated investment grade, and Global Wealth business outside North America includes $24.9 billion of loans, of which $17.0 billion are classifiably managed with 93% rated investment grade. As of December 31, 2022, Global Wealth business in North America includes $34.0 billion of loans, of which $31.5 billion are classifiably managed with 98% rated investment grade, and Global Wealth business outside North America includes $26.6 billion of loans, of which $17.8 billion are classifiably managed with 94% rated investment grade. Such loans are shown as “current” above.
(11)Consumer loans are net of unearned income of $789 million and $712 million at September 30, 2023 and December 31, 2022, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(12)Not included in the balances above are approximately $1 billion and $1 billion of accrued interest receivable at September 30, 2023 and December 31, 2022, respectively, which are included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and nine months ended September 30, 2023, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.3 billion and $0.8 billion, respectively, and during the three and nine months ended September 30, 2022, the Company reversed accrued interest of approximately $0.2 billion and $0.5 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest revenue in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
In North America offices(1)
Residential first mortgages	$2	$3	$8	$9
Home equity loans	2	1	5	3
Credit cards	—	—	—	—
Personal, small business and other	1	1	2	2
Total	$5	$5	$15	$14
In offices outside North America(1)
Residential mortgages	$2	$2	$7	$2
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$2	$2	$7	$2
Total Citigroup	$7	$7	$22	$16

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the three and nine months ended September 30, 2023, the Company sold and/or reclassified to held-for-sale $1 million and $1.8 billion (a mortgage portfolio, which was moved to HFS in 1Q23 and subsequently sold in 2Q23) of consumer loans, respectively. During the three and nine months ended September 30, 2022, the Company sold and/or reclassified to held-for-sale $0 million and $337 million of consumer loans, respectively. The increase was due to the reclassification of a portfolio to HFS in the first quarter of 2023. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three and nine months ended September 30, 2023 or 2022. Loans held by a business for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available. With respect to Citi’s consumer loan portfolio outside of the U.S. as of September 30, 2023 and
December 31, 2022 ($76.8 billion and $80.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (for additional information on loans outside of the U.S., see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	September 30, 2023
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2023	$300	$4,526	$9,067
2022	698	6,331	13,766
2021	592	5,574	12,503
2020	412	4,235	10,738
2019	280	2,367	5,239
Prior	2,073	6,980	13,472
Total residential first mortgages	$4,355	$30,013	$64,785	$—	$7,216	$106,369
Home equity loans (pre-reset)	$418	$1,079	$1,745
Home equity loans (post-reset)	74	76	51
Home equity term loans	87	131	102
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	2	2
2019	1	1	1
Prior	86	128	98
Total home equity loans	$579	$1,286	$1,898	$—	$33	$3,796
Credit cards	$30,570	$60,462	$60,592
Revolving loans converted to term loans(4)	1,013	375	53
Total credit cards(5)	$31,583	$60,837	$60,645	$—	$2,027	$155,092
Personal, small business and other
2023	$84	$304	$633
2022	293	440	575
2021	77	104	127
2020	9	11	16
2019	10	10	11
Prior	131	177	130
Total personal, small business and other(6)(7)	$604	$1,046	$1,492	$29,828	$2,721	$35,691
Total	$37,121	$93,182	$128,820	$29,828	$11,997	$300,948

FICO score distribution—U.S. portfolio(1)	December 31, 2022
In millions of dollars	Less than 680	680 to 760	Greater than 760	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2022	$691	$7,530	$12,928
2021	639	5,933	12,672
2020	431	4,621	10,936
2019	321	2,505	5,445
2018	302	1,072	1,899
Prior	2,020	6,551	12,649
Total residential first mortgages	$4,404	$28,212	$56,529		$6,894	$96,039
Home equity line of credit (pre-reset)	$552	$1,536	$1,876
Home equity line of credit (post-reset)	62	65	40
Home equity term loans	106	151	117
2022	—	—	—
2021	—	1	1
2020	1	2	2
2019	1	2	2
2018	1	2	1
Prior	103	144	111
Total home equity loans	$720	$1,752	$2,033		$75	$4,580
Credit cards	$27,901	$58,213	$60,896
Revolving loans converted to term loans(4)	766	354	54
Total credit cards(5)	$28,667	$58,567	$60,950		$1,914	$150,098
Personal, small business and other
2022	$247	$546	$800
2021	96	170	210
2020	15	20	30
2019	21	23	28
2018	10	10	9
Prior	126	190	144
Total personal, small business and other(6)(7)	$515	$959	$1,221	$31,478	$2,639	$36,812
Total	$34,306	$89,490	$120,733	$31,478	$11,522	$287,529

(1)    The FICO bands in the tables are consistent with general industry peer presentations.
(2)    These personal, small business and other loans without a FICO score available include $29.8 billion and $31.5 billion of Private bank loans as of September 30, 2023 and December 31, 2022, respectively, which are classifiably managed within Global Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of September 30, 2023 and December 31, 2022, approximately 96% and 98% of these loans, respectively, were rated investment grade.
(3)    FICO scores not available related to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)    Not included in the tables above are $68 million and $75 million of revolving credit card loans outside of the U.S. that were converted to term loans as of September 30, 2023 and December 31, 2022, respectively.
(5)    Excludes $606 million and $545 million of balances related to Canada for September 30, 2023 and December 31, 2022, respectively.
(6)    Excludes $899 million and $940 million of balances related to Canada for September 30, 2023 and December 31, 2022, respectively.
(7)    Includes approximately $42 million and $67 million of personal revolving loans that were converted to term loans for September 30, 2023 and December 31, 2022, respectively.

Consumer Gross Credit Losses
The following table provides details on gross credit losses recognized during the nine months ended September 30, 2023, by year of loan origination:

In millions of dollars	Nine Months Ended September 30, 2023
Residential first mortgages
2023	$—
2022	2
2021	—
2020	1
2019	5
Prior	31
Total residential first mortgages	$39
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	2
Total home equity loans	$4
Credit cards	$4,598
Revolving loans converted to term loans	132
Total credit cards	$4,730
Personal, small business and other
2023	$110
2022	146
2021	83
2020	34
2019	38
Prior	132
Total personal, small business and other	$543
Total Citigroup	$5,316

Loan-to-Value (LTV) Ratios—U.S. Consumer Mortgages
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios for Citi’s U.S. consumer mortgage portfolios by year of origination. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio, applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution—U.S. portfolio	September 30, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$11,461	$2,668	$8
2022	17,794	4,057	42
2021	19,047	663	33
2020	16,325	241	1
2019	8,306	182	26
Prior	24,138	197	75
Total residential first mortgages	$97,071	$8,008	$185	$1,105	$106,369
Home equity loans (pre-reset)	$2,846	$19	$7
Home equity loans (post-reset)	486	6	12
Total home equity loans	$3,332	$25	$19	$420	$3,796
Total	$100,403	$8,033	$204	$1,525	$110,165

LTV distribution—U.S. portfolio	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2022	$15,644	$6,497	$40
2021	19,104	1,227	33
2020	16,935	267	1
2019	8,789	140	23
2018	3,598	74	9
Prior	22,367	132	74
Total residential first mortgages	$86,437	$8,337	$180	$1,085	$96,039
Home equity loans (pre-reset)	$3,677	$36	$56
Home equity loans (post-reset)	627	12	27
Total home equity loans	$4,304	$48	$83	$145	$4,580
Total	$90,741	$8,385	$263	$1,230	$100,619

(1)Residential first mortgages with no LTV information available includes government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	September 30, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$2,304	$883	$—
2022	3,303	957	187
2021	3,467	928	187
2020	2,494	446	—
2019	2,622	68	—
Prior	8,322	45	3
Total	$22,512	$3,327	$377	$173	$26,389

LTV distribution—outside of U.S. portfolio(1)	December 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2022	$3,106	$975	$294
2021	4,144	964	273
2020	3,293	502	25
2019	3,048	92	1
2018	2,074	48	—
Prior	9,201	36	7
Total	$24,866	$2,617	$600	$31	$28,114

(1)Mortgage portfolios outside of the U.S. are primarily in Global Wealth. As of September 30, 2023 and December 31, 2022, mortgage portfolios outside of the U.S. had an average LTV of approximately 53% and 51%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at September 30, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	3Q23 NCL ratio	3Q22 NCL ratio
Residential mortgages(3)	$26,389	$—	$26,389	0.19%	0.27%	(0.01)%	0.18%
Credit cards	13,573	—	13,573	1.41	1.49	4.35	3.22
Personal, small business and other(4)	35,299	16,954	18,345	0.57	0.22	0.99	0.74
Total	$75,261	$16,954	$58,307	0.59%	0.54%	1.24%	0.91%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2022	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$28,114	$—	$28,114	0.22%	0.38%
Credit cards	12,955	—	12,955	1.13	1.15
Personal, small business and other(4)	37,984	17,762	20,222	0.52	0.05
Total	$79,053	$17,762	$61,291	0.51%	0.43%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of September 30, 2023 and December 31, 2022, approximately 93% and 94% of these loans, respectively, were rated investment grade.
(3)    Includes $20.0 billion and $19.8 billion as of September 30, 2023 and December 31, 2022, respectively, of residential mortgages related to the Global Wealth business.
(4)    Includes $24.9 billion and $26.6 billion as of September 30, 2023 and December 31, 2022, respectively, of loans related to the Global Wealth business.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. These loans continue to age and accrue interest in accordance with their original contractual terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and nine months ended September 30, 2023, $12 million and $22 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $4 million and $6 million had gone through Chapter 7 bankruptcy during the three and nine months ended September 30, 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and nine months ended September 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended September 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay(4)	Weighted average interest rate reduction %	Weighted average term extension (months)	Weighted average delay in payments (months)
In North America offices(5)
Residential first mortgages(6)	0.05%	$48	$—	$25	$19	$4	$—	1%	220	6
Home equity loans	0.03	1	—	—	1	—	—	2	146	6
Credit cards	0.22	339	339	—	—	—	—	22	—	—
Personal, small business and other	0.01	4	—	—	—	4	—	6	15	—
Total	0.13%	$392	$339	$25	$20	$8	$—
In offices outside North America(5)
Residential mortgages	0.99%	$260	$—	$—	$7	$—	$253	—%	1	1
Credit cards	0.10	13	13	—	—	—	—	18	—	—
Personal, small business and other	0.02	7	1	2	—	4	—	8	21	—
Total	0.37%	$280	$14	$2	$7	$4	$253

			For the Nine Months Ended September 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay(4)	Weighted average interest rate reduction %	Weighted average term extension (months)	Weighted average delay in payments (months)
In North America offices(5)
Residential first mortgages(6)	0.14%	$145	$1	$53	$82	$9	$—	1%	202	8
Home equity loans	0.55	21	—	—	8	13	—	2	122	8
Credit cards	0.49	756	756	—	—	—	—	22	—	—
Personal, small business and other	0.02	9	1	—	—	8	—	6	15	—
Total	0.31%	$931	$758	$53	$90	$30	$—
In offices outside North America(5)
Residential mortgages	1.15%	$303	$—	$—	$25	$1	$277	2%	3	4
Credit cards	0.24	33	32	—	—	1	—	18	28	—
Personal, small business and other	0.06	20	3	6	—	11	—	8	19	—
Total	0.47%	$356	$35	$6	$25	$13	$277

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three and nine months ended September 30, 2023, Citi granted forgiveness of $17 million and $38 million, respectively, in credit card loans and $1 million and $2 million, respectively, in personal, small business and other loans that had no remaining outstanding balance at September 30, 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2023.
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
(5)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three and nine months ended September 30, 2023.

The following tables present the Company’s three and nine months ended September 30, 2022 consumer TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023:

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended September 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
In North America offices(7)
Residential first mortgages	235	$58	$—	$—	$—	—%
Home equity loans	117	14	—	—	—	—
Credit cards	46,326	203	—	—	—	18
Personal, small business and other	132	3	—	—	—	7
Total(8)	46,810	$278	$—	$—	$—
In offices outside North America(7)
Residential mortgages	172	$6	$—	$—	$—	—%
Credit cards	3,519	15	—	—	—	27
Personal, small business and other	575	6	—	—	1	8
Total(8)	4,266	$27	$—	$—	$1

	For the Nine Months Ended September 30, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(9)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
In North America offices(7)
Residential first mortgages	860	$195	$—	$—	$—	—%
Home equity loans	324	30	—	—	—	—
Credit cards	123,886	533	—	—	—	18
Personal, small business and other	383	5	—	—	—	5
Total(8)	125,453	$763	$—	$—	$—
In offices outside North America(7)
Residential first mortgages	465	$16	$—	$—	$—	—%
Credit cards	11,981	50	—	—	1	24
Personal, small business and other	1,842	22	—	—	1	8
Total(8)	14,288	$88	$—	$—	$2

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $1.8 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2022. These amounts include $1.8 million of residential first mortgages that were newly classified as TDRs in the three months ended September 30, 2022, based on previously received OCC guidance.
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
(9)    Post-modification balances in North America include $3.7 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2022. These amounts include $3.7 million of residential first mortgages that were newly classified as TDRs in the nine months ended September 30, 2022, based on previously received OCC guidance.

Performance of Modified Consumer Loans
The following table presents the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty. It includes loans that were modified during the nine months ended September 30, 2023:

	As of September 30, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$145	$62	$19	$64	$—
Home equity loans	21	14	1	6	—
Credit cards	756	522	143	91	118
Personal, small business and other	9	8	1	—	—
Total(2)(3)	$931	$606	$164	$161	$118
In offices outside North America(1)
Residential mortgages	$304	$301	$2	$1	$—
Credit cards	33	29	2	2	1
Personal, small business and other	19	17	2	—	—
Total(2)(3)	$356	$347	$6	$3	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and nine months ended September 30, 2023. Default is defined as 60 days past due:

		For the Three Months Ended September 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$6	$—	$5	$1	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	61	61	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$67	$61	$5	$1	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$2	$2	$—	$—	$—	$—	$—

		For the Nine Months Ended September 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$1	$5	$1	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	93	93	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$100	$94	$5	$1	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	3	3	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$7	$3	$—	$2	$2	$—	$—

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
The following table presents the Company’s three and nine months ended September 30, 2022 consumer TDRs, under previous GAAP, prior to the Company’s adoption of ASU No. 2022-02 on January 1, 2023, that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2022	2022
In North America offices(1)
Residential first mortgages	$6	$23
Home equity loans	1	3
Credit cards	62	178
Personal, small business and other	—	—
Total	$69	$204
In offices outside North America(1)
Residential mortgages	$2	$9
Credit cards	3	10
Personal, small business and other	1	3
Total	$6	$22

(1)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Allowance for credit losses on loans (ACLL) at beginning of period	$17,496	$15,952	$16,974	$16,455
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	$—	$—	$(352)	$—
Adjusted ACLL at beginning of period	$17,496	$15,952	$16,622	$16,455
Gross credit losses on loans	$(2,000)	$(1,237)	$(5,513)	$(3,689)
Gross recoveries on loans	363	350	1,070	1,080
Net credit losses on loans (NCLs)	$(1,637)	$(887)	$(4,443)	$(2,609)
Replenishment of NCLs	$1,637	$887	$4,443	$2,609
Net reserve builds (releases) for loans	100	519	787	259
Net specific reserve builds (releases) for loans	79	(78)	84	104
Total provision for credit losses on loans (PCLL)	$1,816	$1,328	$5,314	$2,972
Other, net (see table below)	(46)	(84)	136	(509)
ACLL at end of period	$17,629	$16,309	$17,629	$16,309
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,862	$2,193	$2,151	$1,871
Provision (release) for credit losses on unfunded lending commitments	(54)	(71)	(344)	244
Other, net	(2)	(33)	(1)	(26)
ACLUC at end of period(2)	$1,806	$2,089	$1,806	$2,089
Total allowance for credit losses on loans, leases and unfunded lending commitments(3)	$19,435	$18,398	$19,435	$18,398

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Reclasses of consumer ACLL to HFS(4)	$—	$—	$—	$(350)
FX translation and other	(46)	(84)	136	(159)
Other, net	$(46)	$(84)	$136	$(509)

(1)    See Note 1 in Citi’s First Quarter of 2023 Form 10-Q for a description of the impact of adopting ASU 2022-02 on the ACL.
(2)    Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)    This line does not include $95 million and $698 million, and $115 million and $141 million, of ACL on HTM debt securities and Other assets at September 30, 2023 and 2022, respectively. See below for additional information.
(4)    See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	September 30, 2023			September 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,630	$14,866	$17,496	$2,969	$12,983	$15,952
Charge-offs	(72)	(1,928)	(2,000)	(43)	(1,194)	(1,237)
Recoveries	14	349	363	37	313	350
Replenishment of NCLs	58	1,579	1,637	6	881	887
Net reserve builds (releases)	25	75	100	145	374	519
Net specific reserve builds (releases)	77	2	79	(104)	26	(78)
Other	(15)	(31)	(46)	(62)	(22)	(84)
Ending balance	$2,717	$14,912	$17,629	$2,948	$13,361	$16,309
	Nine Months Ended
	September 30, 2023			September 30, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,855	$14,119	$16,974	$2,415	$14,040	$16,455
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	(352)	(352)	—	—	—
Adjusted ACLL at beginning of period	$2,855	$13,767	$16,622	$2,415	$14,040	$16,455
Charge-offs	$(197)	$(5,316)	$(5,513)	$(148)	$(3,541)	$(3,689)
Recoveries	42	1,028	1,070	88	992	1,080
Replenishment of NCLs	155	4,288	4,443	60	2,549	2,609
Net reserve builds (releases)	(184)	971	787	394	(135)	259
Net specific reserve builds (releases)	49	35	84	169	(65)	104
Other	(3)	139	136	(30)	(479)	(509)
Ending balance	$2,717	$14,912	$17,629	$2,948	$13,361	$16,309

	September 30, 2023			December 31, 2022
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated(1)	$2,347	$14,872	$17,219	$2,532	$13,521	$16,053
Individually evaluated	370	40	410	323	596	919
Purchased credit deteriorated	—	—	—	—	2	2
Total ACLL	$2,717	$14,912	$17,629	$2,855	$14,119	$16,974
Loans, net of unearned income
Collectively evaluated(1)	$279,470	$377,320	$656,790	$282,909	$364,795	$647,704
Individually evaluated	1,975	58	2,033	1,122	2,921	4,043
Purchased credit deteriorated	—	114	114	—	114	114
Held at fair value	7,189	222	7,411	5,123	237	5,360
Total loans, net of unearned income	$288,634	$377,714	$666,348	$289,154	$368,067	$657,221

(1)    See Note 1 in Citi’s First Quarter of 2023 Form 10-Q for a description of the effect of adopting ASU 2022-02 on the ACL and for Citi’s updated accounting policy for collectively evaluating the ACL for consumer loans formerly considered TDRs.

3Q23 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of September 30, 2023 was $19,435 million, a slight increase from $19,125 million at December 31, 2022. The increase in the ACLL was primarily driven by growth in card balances in Branded cards and Retail services and an increase in transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law, partially offset by a decrease in the ACLL of $352 million from the adoption of ASU 2022-02 for the recognition and measurement of TDRs (see Note 1) and improved key macroeconomic variable forecasts.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of September 30, 2023 was $14,912 million, an increase from $14,119 million at December 31, 2022. The increase was primarily driven by growth in U.S. cards balances, partially offset by a decrease to the ACLL of $352 million from the adoption of ASU 2022-02 for the recognition and measurement of TDRs.

Corporate ACLL
Citi’s total corporate ACLL as of September 30, 2023 was $2,717 million, a decrease from $2,855 million at December 31, 2022. The decrease was primarily driven by improved key macroeconomic variable forecasts.

ACLUC
As of September 30, 2023, Citi’s total ACLUC, included in Other liabilities, was $1,806 million, a decrease from $2,151 million at December 31, 2022. The decrease was primarily driven by improved key macroeconomic variable forecasts.

Allowance for Credit Losses on HTM Debt Securities
The allowance for credit losses on HTM debt securities, which the Company has the intent and ability to hold, was $95 million and $120 million as of September 30, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2023
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$21	$26	$612	$659
Gross credit losses	—	—	(19)	(19)
Gross recoveries	—	—	6	6
Net credit losses (NCLs)	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$13	$13
Net reserve builds (releases)	6	30	7	43
Total provision for credit losses	$6	$30	$20	$56
Other, net	$—	$(3)	$(1)	$(4)
Allowance for credit losses on other assets at end of quarter	$27	$53	$618	$698
	Nine Months Ended September 30, 2023
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$51	$36	$36	$123
Gross credit losses	—	—	(54)	(54)
Gross recoveries	—	—	11	11
Net credit losses (NCLs)	$—	$—	$(43)	$(43)
Replenishment of NCLs	$—	$—	$43	$43
Net reserve builds (releases)	(23)	27	583	587
Total provision for credit losses	$(23)	$27	$626	$630
Other, net	$(1)	$(10)	$(1)	$(12)
Allowance for credit losses on other assets at end of quarter	$27	$53	$618	$698

(1)Primarily an increase related to transfer risk associated with exposures outside of the U.S. driven by safety and soundness considerations under U.S. banking law.

	Three Months Ended September 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$17	$27	$—	$30	$74
Gross credit losses	—	—	—	(4)	(4)
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$(4)	$(4)
Replenishment of NCLs	$—	$—	$—	$4	$4
Net reserve builds (releases)	23	45	—	1	69
Total provision for credit losses	$23	$45	$—	$5	$73
Other, net	$—	$(3)	$—	$1	$(2)
Allowance for credit losses on other assets at end of quarter	$40	$69	$—	$32	$141
	Nine Months Ended September 30, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$21	$6	$—	$26	$53
Gross credit losses	—	—	—	(19)	(19)
Gross recoveries	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$(17)	$(17)
Replenishment of NCLs	$—	$—	$—	$17	$17
Net reserve builds (releases)	19	35	—	5	59
Total provision for credit losses	$19	$35	$—	$22	$76
Other, net	$—	$28	$—	$1	$29
Allowance for credit losses on other assets at end of quarter	$40	$69	$—	$32	$141

(1)    Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12.

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Total
Balance at December 31, 2022	$8,986	$9,741	$964	$19,691
Foreign currency translation	42	69	80	191
Balance at March 31, 2023	$9,028	$9,810	$1,044	$19,882
Foreign currency translation	13	48	55	116
Balance at June 30, 2023	$9,041	$9,858	$1,099	$19,998
Foreign currency translation	(132)	(17)	(20)	(169)
Balance at September 30, 2023	$8,909	$9,841	$1,079	$19,829

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of September 30, 2023. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
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

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2023			December 31, 2022
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,302	$4,328	$974	$5,513	$4,426	$1,087
Credit card contract-related intangibles(2)	4,178	1,652	2,526	3,903	1,518	2,385
Other customer relationships	346	270	76	373	283	90
Present value of future profits	36	35	1	32	31	1
Indefinite-lived intangible assets	234	—	234	192	—	192
Other	—	—	—	65	57	8
Intangible assets (excluding MSRs)	$10,096	$6,285	$3,811	$10,078	$6,315	$3,763
Mortgage servicing rights (MSRs)(3)	729	—	729	665	—	665
Total intangible assets	$10,825	$6,285	$4,540	$10,743	$6,315	$4,428

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2022	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2023
Purchased credit card relationships(1)	$1,087	$—	$(113)	$—	$—	$974
Credit card contract-related intangibles(2)	2,385	290	(141)	—	(8)	2,526
Other customer relationships	90	11	(18)	—	(7)	76
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	192	20	—	—	22	234
Other	8	—	(8)	—	—	—
Intangible assets (excluding MSRs)	$3,763	$321	$(280)	$—	$7	$3,811
Mortgage servicing rights (MSRs)(3)	665					729
Total intangible assets	$4,428					$4,540

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with the extension or renewal of existing credit card program agreements with card partners. For the credit card program agreement extended during 2023, the remaining term is over 10 years.
(3)See Note 20 for additional information on Citi’s MSRs, including the rollforward for the three months ended September 30, 2023.

16. DEPOSITS

Deposits consisted of the following:

	September 30,	December 31,
In millions of dollars	2023(1)	2022
Non-interest-bearing deposits in U.S. offices	$104,061	$122,655
Interest-bearing deposits in U.S. offices (including $1,001 and $903 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	569,428	607,470
Non-interest-bearing deposits in offices outside the U.S.	84,663	95,182
Interest-bearing deposits in offices outside the U.S. (including $1,721 and $972 as of September 30, 2023 and December 31, 2022, respectively, at fair value)	515,354	540,647
Total deposits	$1,273,506	$1,365,954

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

Short-Term Borrowings

In millions of dollars	September 30, 2023	December 31, 2022
Commercial paper
Bank(1)	$11,124	$11,185
Broker-dealer and other(2)	11,719	14,345
Total commercial paper	$22,843	$25,530
Other borrowings(3)	20,323	21,566
Total	$43,166	$47,096

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2023 and December 31, 2022, collateralized short-term advances from Federal Home Loan Banks were $9.0 billion and $12.0 billion, respectively. At September 30, 2023, Other borrowings include $1.5 billion associated with the Series A preferred stock redemption announced on September 29, 2023, which was settled on October 30, 2023.

Long-Term Debt

In millions of dollars	September 30, 2023	December 31, 2022
Citigroup Inc.(1)	$160,571	$166,257
Bank(2)	24,560	21,113
Broker-dealer and other(3)	90,629	84,236
Total	$275,760	$271,606

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2023 and December 31, 2022, collateralized long-term advances from the Federal Home Loan Banks were $8.5 billion and $7.3 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at September 30, 2023 and December 31, 2022.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2023:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Notional amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo. SOFR +663.161 bps(3)	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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
(3)The spread incorporates the contractual LIBOR-based spread and a 26.161 bps tenor spread adjustment.

18.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2023
Balance, June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)
Other comprehensive income before reclassifications	(176)	290	366	274	(1,496)	(3)	23	(722)
Increase (decrease) due to amounts reclassified from AOCI	7	9	365	38	—	(9)	—	410
Change, net of taxes	$(169)	$299	$731	$312	$(1,496)	$(12)	$23	$(312)
Balance at September 30, 2023	$(5,205)	$197	$(1,259)	$(5,683)	$(34,269)	$(7)	$49	$(46,177)
Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	812	(650)	166	(28)	(632)	8	22	(302)
Increase (decrease) due to amounts reclassified from AOCI	(19)	5	1,097	100	—	(23)	—	1,160
Change, net of taxes	$793	$(645)	$1,263	$72	$(632)	$(15)	$22	$858
Balance at September 30, 2023	$(5,205)	$197	$(1,259)	$(5,683)	$(34,269)	$(7)	$49	$(46,177)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2022
Balance, June 30, 2022	$(6,392)	$1,573	$(2,106)	$(5,770)	$(32,810)	$10	$—	$(45,495)
Other comprehensive income before reclassifications	(595)	874	(870)	5	(2,423)	31	—	(2,978)
Increase (decrease) due to amounts reclassified from AOCI	15	(2)	107	32	24	(1)	—	175
Change, net of taxes	$(580)	$872	$(763)	$37	$(2,399)	$30	$—	$(2,803)
Balance at September 30, 2022	$(6,972)	$2,445	$(2,869)	$(5,733)	$(35,209)	$40	$—	$(48,298)
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$—	$(38,765)
Other comprehensive income before reclassifications	(6,490)	3,635	(2,709)	26	(4,412)	81	—	(9,869)
Increase (decrease) due to amounts reclassified from AOCI	132	(3)	(261)	93	369	6	—	336
Change, net of taxes	$(6,358)	$3,632	$(2,970)	$119	$(4,043)	$87	$—	$(9,533)
Balance at September 30, 2022	$(6,972)	$2,445	$(2,869)	$(5,733)	$(35,209)	$40	$—	$(48,298)

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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Chilean peso, Euro, Polish zloty and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2023. Primarily reflects the movements in (by order of impact) the Mexican peso, Russian ruble, Japanese yen, South Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2023. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Russian ruble, Mexican peso, Polish zloty and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2022. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Japanese yen, Indian rupee, Chinese yuan and British pound sterling against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2022. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium grade fixed income instrument yield that reflects the duration characteristics of the liability. As of September 30, 2023, the balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $519 million.
(6)See Note 1.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2023
Balance, June 30, 2023	$(53,964)	$8,099	$(45,865)
Change in net unrealized gains (losses) on debt securities	(227)	58	(169)
Debt valuation adjustment (DVA)	395	(96)	299
Cash flow hedges	958	(227)	731
Benefit plans	380	(68)	312
Foreign currency translation adjustment (CTA)	(1,532)	36	(1,496)
Excluded component of fair value hedges	(10)	(2)	(12)
Long-duration insurance contracts	33	(10)	23
Change	$(3)	$(309)	$(312)
Balance at September 30, 2023	$(53,967)	$7,790	$(46,177)
Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	1,095	(302)	793
DVA	(875)	230	(645)
Cash flow hedges	1,670	(407)	1,263
Benefit plans	68	4	72
CTA	(728)	96	(632)
Excluded component of fair value hedges	(14)	(1)	(15)
Long-duration insurance contracts	31	(9)	22
Change	$1,247	$(389)	$858
Balance at September 30, 2023	$(53,967)	$7,790	$(46,177)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2022
Balance, June 30, 2022	$(53,566)	$8,071	$(45,495)
Change in net unrealized gains (losses) on debt securities	(850)	270	(580)
DVA	1,159	(287)	872
Cash flow hedges	(1,025)	262	(763)
Benefit plans	(4)	41	37
CTA	(2,238)	(161)	(2,399)
Excluded component of fair value hedges	40	(10)	30
Long-duration insurance contracts	—	—	—
Change	$(2,918)	$115	$(2,803)
Balance, September 30, 2022	$(56,484)	$8,186	$(48,298)
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(8,464)	2,106	(6,358)
DVA	4,800	(1,168)	3,632
Cash flow hedges	(3,933)	963	(2,970)
Benefit plans	100	19	119
CTA	(3,720)	(323)	(4,043)
Excluded component of fair value hedges	116	(29)	87
Long-duration insurance contracts	—	—	—
Change	$(11,101)	$1,568	$(9,533)
Balance, September 30, 2022	$(56,484)	$8,186	$(48,298)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Realized (gains) losses on sales of investments	$(30)	$(52)	$(151)	$(74)
Gross impairment losses	43	74	137	254
Subtotal, pretax	$13	$22	$(14)	$180
Tax effect	(6)	(7)	(5)	(48)
Net realized (gains) losses on investments, after-tax(1)	$7	$15	$(19)	$132
Realized DVA (gains) losses on fair value option liabilities, pretax	$12	$(3)	$8	$(4)
Tax effect	(3)	1	(3)	1
Net realized DVA, after-tax	$9	$(2)	$5	$(3)
Interest rate contracts	$480	$141	$1,444	$(344)
Foreign exchange contracts	1	1	3	3
Subtotal, pretax	$481	$142	$1,447	$(341)
Tax effect	(116)	(35)	(350)	80
Amortization of cash flow hedges, after-tax(2)	$365	$107	$1,097	$(261)
Amortization of unrecognized:
Prior service cost (benefit)	$(6)	$(6)	$(17)	$(17)
Net actuarial loss	52	49	152	177
Curtailment/settlement impact(3)	5	—	1	(33)
Subtotal, pretax	$51	$43	$136	$127
Tax effect	(13)	(11)	(36)	(34)
Amortization of benefit plans, after-tax(3)	$38	$32	$100	$93
Excluded component of fair value hedges, pretax	$(12)	$(1)	$(31)	$9
Tax effect	3	—	8	(3)
Excluded component of fair value hedges, after-tax	$(9)	$(1)	$(23)	$6
Long-duration insurance contracts, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Long-duration insurance contracts, after-tax	$—	$—	$—	$—
CTA, pretax	$—	$26	$—	$423
Tax effect	—	(2)	—	(54)
CTA, after-tax(4)	$—	$24	$—	$369
Total amounts reclassified out of AOCI, pretax	$545	$229	$1,546	$394
Total tax effect	(135)	(54)	(386)	(58)
Total amounts reclassified out of AOCI, after-tax	$410	$175	$1,160	$336

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

19.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of September 30, 2023	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	September 30, 2023	December 31, 2022
Series A(1)	October 29, 2012	January 30, 2023	N/A	$1,000	1,500,000	$—	$1,500
Series B(2)	December 13, 2012	February 15, 2023	N/A	1,000	750,000	—	750
Series D(3)	April 30, 2013	May 15, 2023	3-month SOFR+ 3.72761	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	3-month SOFR+ 4.30161	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series M(6)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series P(7)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series T(8)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(9)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(10)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(11)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(12)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(13)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(14)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	—
Series AA(15)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	—
						$19,495	$18,995

(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Beginning in the second quarter of 2023, dividends are payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Series A was reclassified to Short-term borrowings at the time of the announcement of redemption on September 29, 2023. Citi redeemed Series A in its entirety on October 30, 2023.
(2)Citi redeemed Series B in its entirety on August 15, 2023.
(3)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Beginning in the third quarter of 2023, dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The spread incorporates the contractual LIBOR-based spread and a 0.26161% tenor spread adjustment.
(4)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until, but excluding, September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Beginning in the fourth quarter of 2023, dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The spread incorporates the contractual LIBOR-based spread and a 0.26161% tenor spread adjustment.
(5)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors. As previously announced, Citi will be redeeming Series K in its entirety on November 15, 2023.
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
(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2028, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,203	$31,203	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	125,485	—	125,485	2,149	—	—	139	2,288
Non-agency-sponsored	64,111	—	64,111	3,133	—	130	—	3,263
Citi-administered asset-backed commercial paper conduits	20,852	20,852	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,767	—	5,767	2,455	—	—	—	2,455
Asset-based financing(5)	190,782	10,652	180,130	41,613	927	12,775	—	55,315
Municipal securities tender option bond trusts (TOBs)	1,410	723	687	5	—	519	—	524
Municipal investments	21,657	3	21,654	2,356	2,884	2,934	—	8,174
Client intermediation	496	106	390	75	—	—	—	75
Investment funds	504	70	434	5	8	90	—	103
Total	$462,267	$63,609	$398,658	$51,791	$3,819	$16,448	$139	$72,197

	As of December 31, 2022
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,021	$32,021	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,358	—	117,358	2,052	—	—	48	2,100
Non-agency-sponsored	67,704	—	67,704	3,294	—	—	—	3,294
Citi-administered asset-backed commercial paper conduits	19,621	19,621	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	7,600	—	7,600	2,601	—	—	—	2,601
Asset-based financing(5)	242,348	9,672	232,676	40,121	1,022	10,726	—	51,869
Municipal securities tender option bond trusts (TOBs)	2,155	672	1,483	2	—	1,108	—	1,110
Municipal investments	22,167	3	22,164	2,731	3,143	3,420	—	9,294
Client intermediation	482	121	361	58	—	—	13	71
Investment funds	534	91	443	2	5	68	—	75
Total	$511,990	$62,201	$449,789	$50,861	$4,170	$15,322	$61	$70,414

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2023 and December 31, 2022 Consolidated Balance Sheet.
(3)    A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.
(4)    Citigroup mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated.
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $6 billion and $69 billion in unconsolidated VIE assets and $283 million and $498 million in maximum exposure to loss as of September 30, 2023 and December 31, 2022, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2023 and December 31, 2022, the Company’s maximum exposure to loss related to these transactions was $13.8 billion and $33.6 billion, respectively (for more information on these positions, see Note 13 and Note 27 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K);
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

The following tables present certain assets and liabilities of consolidated variable interest entities (VIEs), which are included on Citi’s Consolidated Balance Sheet. The assets include those assets that can only be used to settle obligations of consolidated VIEs and are in excess of those obligations. In addition, the assets include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	September 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$33	$61
Trading account assets	9,990	9,153
Investments	651	594
Loans, net of unearned income
Consumer	34,349	35,026
Corporate	20,975	19,782
Loans, net of unearned income	$55,324	$54,808
Allowance for credit losses on loans (ACLL)	(2,527)	(2,520)
Total loans, net	$52,797	$52,288
Other assets	138	105
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$63,609	$62,201

	September 30,
	2023	December 31,
In millions of dollars	(Unaudited)	2022
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,657	$9,807
Long-term debt	7,340	10,324
Other liabilities	835	622
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$17,832	$20,753

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	September 30, 2023		December 31, 2022
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$130	$—	$—
Asset-based financing	—	12,775	—	10,726
Municipal securities tender option bond trusts (TOBs)	519	—	1,108	—
Municipal investments	—	2,934	—	3,420
Investment funds	—	90	—	68
Other	—	—	—	—
Total funding commitments	$519	$15,929	$1,108	$14,214

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2023	December 31, 2022
Cash	$—	$—
Trading account assets	1.6	1.6
Investments	8.1	8.6
Total loans, net of allowance	45.3	44.2
Other	0.6	0.6
Total assets	$55.6	$55.0

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 22 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the nine months ended September 30, 2023 and 2022.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2023		2022
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.7	$0.6	$1.4	$1.1
Proceeds from new securitizations	1.7	0.5	1.4	1.0
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Nine Months Ended September 30,
	2023		2022
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.1	$2.9	$5.4	$11.3
Proceeds from new securitizations	4.1	2.6	5.2	11.0
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1
Purchases of previously transferred financial assets	—	—	0.1	—
Note: Excludes broker-dealer re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million each for the three and nine months ended September 30, 2023, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $50.4 million and $64.1 million for the three and nine months ended September 30, 2023, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $1 million and $1 million for the three and nine months ended September 30, 2022, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $21 million and $94 million for the three and nine months ended September 30, 2022, respectively.

	September 30, 2023			December 31, 2022
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$735	$953	$951	$659	$1,119	$943

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $1.6 million related to personal loan securitizations at September 30, 2023.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 22 for more information about fair value measurements.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022	2023	2022	2023	2022
Securitized assets
Residential mortgages(1)	$28.1	$30.8	$0.4	$0.5	$(0.2)	$1	$4.4	$3
Commercial and other	29.2	28.8	—	—	—	—	—	—
Total	$57.3	$59.6	$0.4	$0.5	$(0.2)	$1	$4.4	$3

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of September 30, 2023.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized and the proceeds from new securitizations at September 30, 2023 were $0.5 billion and $0.3 billion, respectively. The gain recognized on the securitization of consumer loans was $3.7 million for the three months ended September 30, 2023.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $729 million and $647 million at September 30, 2023 and 2022, respectively. The MSRs correspond to principal loan balances of $52 billion and $48 billion as of September 30, 2023 and 2022, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Balance, beginning of period	$681	$600	$665	$404
Originations	23	25	54	94
Changes in fair value of MSRs due to changes in inputs and assumptions	42	37	61	195
Other changes(1)	(17)	(15)	(51)	(46)
Balance, as of September 30	$729	$647	$729	$647

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Servicing fees	$32	$31	$97	$90
Late fees	1	1	3	3
Total MSR fees	$33	$32	$100	$93

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended September 30, 2023 and 2022. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2023 and December 31, 2022, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2023, Citi transferred agency securities with a fair value of approximately $4.3 billion and $12.8 billion, respectively, to re-securitization entities, compared to approximately $5.3 billion and $20.3 billion for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.4 billion (including $552 million related to re-securitization transactions executed in 2023), compared to $1.4 billion as of December 31, 2022 (including $801 million related to re-securitization transactions executed in 2022), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2023 and December 31, 2022 were approximately $85.9 billion and $79.4 billion, respectively.
As of September 30, 2023 and December 31, 2022, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2023 and December 31, 2022, the commercial paper conduits administered by Citi had approximately $20.9 billion and $19.6 billion of purchased assets outstanding, respectively, and had unfunded commitments with clients of approximately $15.6 billion and $13.9 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2023 and December 31, 2022, the weighted average remaining maturities of the commercial paper issued by the conduits were approximately 68 and 64 days, respectively.
Each asset purchased by the conduit is structured with transaction-specific credit enhancement, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Credit enhancement is sized with the objective of approximating an investment-grade credit rating, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancement, the conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively. The net result across multiseller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2023 and December 31, 2022, the Company owned $9.9 billion and $8.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2023 and December 31, 2022, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At September 30, 2023 and December 31, 2022, liquidity agreements provided with respect to customer TOB trusts totaled $0.5 billion and $1.1 billion, respectively, of which $0.3 billion and $0.7 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.3 billion and $1.4 billion as of September 30, 2023 and December 31, 2022, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2023		December 31, 2022
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$42,651	$9,250	$43,236	$8,806
Corporate loans	21,846	15,116	23,120	15,077
Other (including investment funds, airlines and shipping)	115,633	30,949	166,320	27,986
Total	$180,130	$55,315	$232,676	$51,869

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate contracts
Swaps	$257,165	$255,280	$22,518,303	$23,780,711
Futures and forwards	—	—	3,457,157	2,966,025
Written options	—	—	2,776,838	1,937,025
Purchased options	—	—	2,593,989	1,881,291
Total interest rate contracts	$257,165	$255,280	$31,346,287	$30,565,052
Foreign exchange contracts
Swaps	$44,147	$48,678	$7,545,125	$6,746,070
Futures, forwards and spot	48,418	43,666	4,209,683	3,350,341
Written options	—	—	829,689	789,077
Purchased options	—	—	823,706	783,591
Total foreign exchange contracts	$92,565	$92,344	$13,408,203	$11,669,079
Equity contracts
Swaps	$—	$—	$291,691	$266,115
Futures and forwards	—	—	94,385	76,935
Written options	—	—	622,464	482,266
Purchased options	—	—	504,349	387,766
Total equity contracts	$—	$—	$1,512,889	$1,213,082
Commodity and other contracts
Swaps	$—	$—	$85,144	$90,884
Futures and forwards	2,948	1,571	164,020	165,314
Written options	—	—	54,286	45,862
Purchased options	—	—	51,815	48,197
Total commodity and other contracts	$2,948	$1,571	$355,265	$350,257
Credit derivatives(1)
Protection sold	$—	$—	$765,188	$593,136
Protection purchased	—	—	828,691	641,639
Total credit derivatives	$—	$—	$1,593,879	$1,234,775
Total derivative notionals	$352,678	$349,195	$48,216,523	$45,032,245

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2023 and December 31, 2022. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at September 30, 2023	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$351	$7
Cleared	422	22
Interest rate contracts	$773	$29
Over-the-counter	$1,553	$1,747
Cleared	2	—
Foreign exchange contracts	$1,555	$1,747
Total derivatives instruments designated as ASC 815 hedges	$2,328	$1,776
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$124,279	$119,409
Cleared	53,859	53,634
Exchange traded	207	187
Interest rate contracts	$178,345	$173,230
Over-the-counter	$172,079	$164,527
Cleared	679	659
Exchange traded	4	18
Foreign exchange contracts	$172,762	$165,204
Over-the-counter	$19,000	$22,006
Cleared	19	120
Exchange traded	24,034	24,373
Equity contracts	$43,053	$46,499
Over-the-counter	$15,460	$16,226
Exchange traded	827	1,034
Commodity and other contracts	$16,287	$17,260
Over-the-counter	$6,922	$5,744
Cleared	5,720	5,333
Credit derivatives	$12,642	$11,077
Total derivatives instruments not designated as ASC 815 hedges	$423,089	$413,270
Total derivatives	$425,417	$415,046
Less: Netting agreements(3)	$(333,991)	$(333,991)
Less: Netting cash collateral received/paid(4)	(22,872)	(26,294)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$68,554	$54,761
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(818)	$(254)
Less: Non-cash collateral received/paid	(2,933)	(10,741)
Total net receivables/payables(5)	$64,803	$43,766

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $255 billion, $56 billion and $23 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $4 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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
(2)OTC derivatives are derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market, but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange-traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.
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

For the three and nine months ended September 30, 2023 and 2022, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Interest rate contracts	$(16)	$26	$(47)	$170
Foreign exchange	(46)	(33)	(113)	(114)
Total	$(62)	$(7)	$(160)	$56

Fair Value Hedges
For additional information regarding Citi’s fair value hedges, see Note 23 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$19	$—	$(1,855)	$—	$(473)	$—	$(8,238)
Foreign exchange hedges	(577)	—	(964)	—	709	—	(2,623)	—
Commodity hedges(4)	289	—	(977)	—	(36)	—	(362)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(288)	$19	$(1,941)	$(1,855)	$673	$(473)	$(2,985)	$(8,238)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(21)	$—	$1,793	$—	$460	$—	$8,036
Foreign exchange hedges	577	—	964	—	(709)	—	2,621	—
Commodity hedges(4)	(289)	—	977	—	36	—	362	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$288	$(21)	$1,941	$1,793	$(673)	$460	$2,983	$8,036
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$(11)
Foreign exchange hedges(2)	9	—	79	—	33	—	183	—
Commodity hedges(3)(4)	100	—	7	—	201	—	30	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$109	$—	$86	$—	$234	$—	$213	$(11)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(10) million and $(14) million for the three and nine months ended September 30, 2023 and $40 million and $116 million for the three and nine months ended September 30, 2022, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended September 30, 2023 includes gain (loss) of approximately $93 million and $7 million under the mark-to-market approach and amortization approach, respectively. The quarter ended September 30, 2022 includes gain (loss) of approximately $2 million and $5 million under the mark-to-market approach and amortization approach, respectively.
(4)The gain (loss) amounts for commodity hedges are included in Principal transactions for periods beginning 2023.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2023 and December 31, 2022, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2023
Debt securities AFS(2)(5)	$95,301	$(3,180)	$(343)
Corporate loans(3)	4,782	(171)	—
Long-term debt	137,360	(3,330)	(4,968)
As of December 31, 2022
Debt securities AFS(4)(5)	$98,837	$(2,976)	$(333)
Long-term debt	144,549	(5,040)	(3,399)

(1)Excludes physical commodities inventories with a carrying value of approximately $7 billion as of September 30, 2023, which includes cumulative basis adjustments of approximately $113 million for active hedges.
(2)These amounts include a cumulative basis adjustment of $(542) million for active hedges and $(294) million for de-designated hedges as of September 30, 2023, related to certain financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $13 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $19 billion as of September 30, 2023) in a portfolio layer hedging relationship.
(3)All hedged corporate loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $3.8 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $4.8 billion as of September 30, 2023).
(4)These amounts include a cumulative basis adjustment of $(91) million for active hedges and $(309) million for de-designated hedges as of December 31, 2022, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $11 billion as of December 31, 2022) in a last-of-layer hedging relationship.
(5)Carrying amount represents the amortized cost.

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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2023 is approximately $(1.0) billion. The maximum length of time over which forecasted cash flows are hedged is 15 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 18.

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions of dollars	2023		2022		2023		2022
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$467		$(1,196)		$208		$(3,637)
Foreign exchange contracts	10		29		15		45
Total gain (loss) recognized in AOCI	$477		$(1,167)		$223		$(3,592)
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(480)	$—	$(141)	$—	$(1,444)	$—	$344
Foreign exchange contracts	(1)	—	(1)	—	(3)	—	(3)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$(480)	$(1)	$(141)	$(3)	$(1,444)	$(3)	$344
Net pretax change in cash flow hedges included within AOCI		$958		$(1,025)		$1,670		$(3,933)

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
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $363 million and $(586) million for the three and nine months ended September 30, 2023 and $812 million and $1.5 billion for the three and nine months ended September 30, 2022, respectively. The three and nine months ended September 30, 2022 include a $1 million pretax gain and $46 million pretax loss related to net investment hedges, respectively, which were reclassified from AOCI into earnings (recorded in Other revenue).

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$11,031	$10,644	$805,562	$761,316
Total return swaps and other	1,611	433	23,129	3,872
Total by instrument	$12,642	$11,077	$828,691	$765,188
By rating of reference entity
Investment grade	$6,809	$5,579	$656,154	$611,363
Non-investment grade	5,833	5,498	172,537	153,825
Total by rating of reference entity	$12,642	$11,077	$828,691	$765,188
By maturity
Within 1 year	$1,471	$1,035	$154,096	$134,847
From 1 to 5 years	8,977	8,149	578,360	555,290
After 5 years	2,194	1,893	96,235	75,051
Total by maturity	$12,642	$11,077	$828,691	$765,188

(1)The fair value amount receivable is composed of $4,697 million under protection purchased and $7,945 million under protection sold.
(2)The fair value amount payable is composed of $8,182 million under protection purchased and $2,895 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2022	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,867	$7,360	$623,981	$586,504
Total return swaps and other	1,522	417	17,658	6,632
Total by instrument	$8,389	$7,777	$641,639	$593,136
By rating of reference entity
Investment grade	$3,796	$2,970	$499,339	$462,873
Non-investment grade	4,593	4,807	142,300	130,263
Total by rating of reference entity	$8,389	$7,777	$641,639	$593,136
By maturity
Within 1 year	$1,753	$1,801	$147,031	$148,721
From 1 to 5 years	4,577	4,134	443,113	407,293
After 5 years	2,059	1,842	51,495	37,122
Total by maturity	$8,389	$7,777	$641,639	$593,136

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2023 and December 31, 2022 was $15 billion and $18 billion, respectively. The Company posted $13 billion and $15 billion as collateral for this exposure in the normal course of business as of September 30, 2023 and December 31, 2022, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2023, the Company could be required to post an additional $0.7 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $4 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.7 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.2 billion and $1.4 billion as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the fair value of these previously derecognized assets was $2.2 billion. The fair value of the total return swaps as of September 30, 2023 was $3 million recorded as gross derivative assets and $52 million recorded as gross derivative liabilities. At December 31, 2022, the fair value of these previously derecognized assets was $1.4 billion, and the fair value of the total return swaps was $27 million recorded as gross derivative assets and $32 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

This page intentionally left blank.

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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2023 and December 31, 2022:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2023	December 31, 2022
Counterparty CVA	$(589)	$(816)
Asset FVA	(539)	(622)
Citigroup (own credit) CVA	473	607
Liability FVA	273	263
Total CVA and FVA—derivative instruments	$(382)	$(568)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Counterparty CVA	$35	$(10)	$5	$(211)
Asset FVA	(17)	(96)	77	(247)
Own credit CVA	14	29	(134)	327
Liability FVA	38	58	(5)	148
Total CVA and FVA—derivative instruments	$70	$(19)	$(57)	$17
DVA related to own FVO liabilities(1)	$395	$1,159	$(875)	$4,800
Total CVA, DVA and FVA	$465	$1,140	$(932)	$4,817

(1)    See Note 20 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$440,315	$135	$440,450	$(234,299)	$206,151
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	67,525	538	68,063	—	68,063
Residential	1	2,128	165	2,294	—	2,294
Commercial	—	505	205	710	—	710
Total trading mortgage-backed securities	$1	$70,158	$908	$71,067	$—	$71,067
U.S. Treasury and federal agency securities	$90,944	$1,717	$—	$92,661	$—	$92,661
State and municipal	—	1,903	3	1,906	—	1,906
Foreign government	45,369	31,687	69	77,125	—	77,125
Corporate	1,363	18,367	764	20,494	—	20,494
Equity securities	46,513	10,604	263	57,380	—	57,380
Asset-backed securities	—	1,805	575	2,380	—	2,380
Other trading assets(2)	64	13,764	973	14,801	—	14,801
Total trading non-derivative assets	$184,254	$150,005	$3,555	$337,814	$—	$337,814
Trading derivatives
Interest rate contracts	$129	$176,243	$2,746	$179,118
Foreign exchange contracts	—	172,886	1,431	174,317
Equity contracts	25	41,817	1,211	43,053
Commodity contracts	—	15,013	1,274	16,287
Credit derivatives	—	11,803	839	12,642
Total trading derivatives—before netting and collateral	$154	$417,762	$7,501	$425,417
Netting agreements					$(333,991)
Netting of cash collateral received					(22,872)
Total trading derivatives—after netting and collateral	$154	$417,762	$7,501	$425,417	$(356,863)	$68,554
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$19,786	$29	$19,815	$—	$19,815
Residential	—	283	24	307	—	307
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$20,070	$53	$20,123	$—	$20,123
U.S. Treasury and federal agency securities	$80,949	$299	$20	$81,268	$—	$81,268
State and municipal	—	1,538	493	2,031	—	2,031
Foreign government	57,970	67,230	196	125,396	—	125,396
Corporate	2,835	2,269	289	5,393	—	5,393
Marketable equity securities	186	86	11	283	—	283
Asset-backed securities	—	652	30	682	—	682
Other debt securities	—	6,890	—	6,890	—	6,890
Non-marketable equity securities(3)	—	—	431	431	—	431
Total investments	$141,940	$99,034	$1,523	$242,497	$—	$242,497

Table continues on the next page.

In millions of dollars at September 30, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,146	$265	$7,411	$—	$7,411
Mortgage servicing rights	—	—	729	729	—	729
Non-trading derivatives and other financial assets measured on a recurring basis	$6,990	$7,496	$77	$14,563	$—	$14,563
Total assets	$333,338	$1,121,758	$13,785	$1,468,881	$(591,162)	$877,719
Total as a percentage of gross assets(4)	22.7%	76.4%	0.9%
Liabilities
Interest-bearing deposits	$—	$2,567	$155	$2,722	$—	$2,722
Securities loaned and sold under agreements to repurchase	—	225,705	481	226,186	(165,524)	60,662
Trading account liabilities
Securities sold, not yet purchased	96,351	13,412	88	109,851	—	109,851
Other trading liabilities	—	11	1	12	—	12
Total trading account liabilities	$96,351	$13,423	$89	$109,863	$—	$109,863
Trading derivatives
Interest rate contracts	$120	$168,590	$4,549	$173,259
Foreign exchange contracts	—	166,133	818	166,951
Equity contracts	35	44,118	2,346	46,499
Commodity contracts	—	16,035	1,225	17,260
Credit derivatives	—	10,311	766	11,077
Total trading derivatives—before netting and collateral	$155	$405,187	$9,704	$415,046
Netting agreements					$(333,991)
Netting of cash collateral paid					(26,294)
Total trading derivatives—after netting and collateral	$155	$405,187	$9,704	$415,046	$(360,285)	$54,761
Short-term borrowings	$—	$6,014	$456	$6,470	$—	$6,470
Long-term debt	—	76,979	35,650	112,629	—	112,629
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$7,111	$177	$28	$7,316	$—	$7,316
Total liabilities	$103,617	$730,052	$46,563	$880,232	$(525,809)	$354,423
Total as a percentage of gross liabilities(4)	11.8%	82.9%	5.3%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2023 and 2022. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$140	$1	$—	$—	$—	$126	$—	$—	$(132)	$135	$9
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	659	(21)	—	93	(155)	92	—	(130)	—	538	(14)
Residential	145	(1)	—	31	(3)	52	—	(59)	—	165	(3)
Commercial	182	(8)	—	59	(25)	26	—	(29)	—	205	(8)
Total trading mortgage-backed securities	$986	$(30)	$—	$183	$(183)	$170	$—	$(218)	$—	$908	$(25)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	3	—	—	—	—	—	—	—	—	3	—
Foreign government	81	(23)	—	—	(31)	70	—	(28)	—	69	19
Corporate	581	224	—	38	(303)	624	—	(400)	—	764	(232)
Marketable equity securities	285	2	—	16	(10)	28	—	(58)	—	263	1
Asset-backed securities	539	6	—	15	(39)	297	—	(243)	—	575	2
Other trading assets	1,478	(332)	—	279	(198)	260	—	(514)	—	973	(114)
Total trading non-derivative assets	$3,953	$(153)	$—	$531	$(764)	$1,449	$—	$(1,461)	$—	$3,555	$(349)
Trading derivatives, net(4)
Interest rate contracts	$(1,962)	$(474)	$—	$(18)	$298	$51	$—	$49	$253	$(1,803)	$(637)
Foreign exchange contracts	700	158	—	1	(24)	50	—	(8)	(264)	613	159
Equity contracts	(1,563)	641	—	128	(145)	(346)	—	(21)	171	(1,135)	212
Commodity contracts	330	222	—	96	(149)	(389)	—	(2)	(59)	49	120
Credit derivatives	(155)	54	—	22	81	80	—	—	(9)	73	(16)
Total trading derivatives, net(4)	$(2,650)	$601	$—	$229	$61	$(554)	$—	$18	$92	$(2,203)	$(162)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$(3)	$—	$—	$—	$—	$29	$—
Residential	25	—	(1)	—	—	—	—	—	—	24	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$57	$—	$(1)	$—	$(3)	$—	$—	$—	$—	$53	$(1)
U.S. Treasury and federal agency securities	$21	$—	$(1)	$—	$—	$—	$—	$—	$—	$20	$—
State and municipal	507	—	(29)	1	—	45	—	(31)	—	493	(29)
Foreign government	414	—	(12)	2	(179)	124	—	(153)	—	196	1
Corporate	290	—	—	—	—	15	—	(16)	—	289	—
Marketable equity securities	13	—	(2)	—	—	—	—	—	—	11	—
Asset-backed securities	1	—	(1)	30	—	—	—	—	—	30	—
Other debt securities	57	—	1	—	(58)	—	—	—	—	—	—
Non-marketable equity securities	404	—	21	6	—	—	—	—	—	431	(5)
Total investments	$1,764	$—	$(24)	$39	$(240)	$184	$—	$(200)	$—	$1,523	$(34)
Loans	$241	$—	$15	$—	$—	$—	$10	$—	$(1)	$265	$(82)
Mortgage servicing rights	681	—	42	—	—	—	23	—	(17)	729	41
Other financial assets measured at fair value on a recurring basis	73	—	(22)	—	—	28	—	(2)	—	77	—
Liabilities
Interest-bearing deposits	$26	$—	$(10)	$49	$—	$—	$70	$—	$—	$155	$(11)
Securities loaned and sold under agreements to repurchase	627	(2)	—	—	—	—	—	—	(148)	481	1
Trading account liabilities
Securities sold, not yet purchased	62	—	—	11	(3)	61	—	—	(43)	88	(2)
Other trading liabilities	4	—	—	1	(2)	2	—	—	(4)	1	—
Short-term borrowings	296	—	—	16	(7)	1	181	—	(31)	456	(21)
Long-term debt	37,204	2,816	—	1,010	(1,336)	—	3,027	—	(1,439)	35,650	2,112
Other financial liabilities measured on a recurring basis	23	—	—	—	—	—	26	(21)	—	28	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2023.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$4	$—	$—	$(2)	$263	$—	$—	$(279)	$135	$9
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	(31)	—	278	(421)	462	—	(350)	—	538	(34)
Residential	166	(2)	—	92	(65)	152	—	(178)	—	165	(17)
Commercial	145	(23)	—	163	(56)	76	—	(100)	—	205	(19)
Total trading mortgage-backed securities	$911	$(56)	$—	$533	$(542)	$690	$—	$(628)	$—	$908	$(70)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	7	(3)	—	19	—	—	—	(20)	—	3	(1)
Foreign government	119	(17)	—	8	(58)	131	—	(114)	—	69	22
Corporate	394	300	—	248	(481)	976	—	(673)	—	764	(185)
Marketable equity securities	192	11	—	42	(18)	125	—	(89)	—	263	10
Asset-backed securities	668	20	—	94	(120)	615	—	(702)	—	575	4
Other trading assets	648	69	—	540	(274)	728	—	(738)	—	973	(123)
Total trading non-derivative assets	$2,940	$323	$—	$1,484	$(1,493)	$3,265	$—	$(2,964)	$—	$3,555	$(343)
Trading derivatives, net(4)
Interest rate contracts	$355	$(2,163)	$—	$(220)	$(361)	$38	$—	$62	$486	$(1,803)	$(2,060)
Foreign exchange contracts	50	704	—	105	24	152	—	(89)	(333)	613	408
Equity contracts	(1,104)	(237)	—	61	661	(599)	—	(65)	148	(1,135)	(596)
Commodity contracts	278	85	—	270	91	(447)	—	(14)	(214)	49	12
Credit derivatives	(157)	(92)	—	19	217	82	—	—	4	73	(84)
Total trading derivatives, net(4)	$(578)	$(1,703)	$—	$235	$632	$(774)	$—	$(106)	$91	$(2,203)	$(2,320)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$(1)	$—	$(3)	$4	$—	$(1)	$—	$29	$(3)
Residential	41	—	(1)	—	—	—	—	(16)	—	24	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$71	$—	$(2)	$—	$(3)	$4	$—	$(17)	$—	$53	$(4)
U.S. Treasury and federal agency securities	$—	$—	$(1)	$—	$—	$51	$—	$(30)	$—	$20	$—
State and municipal	586	—	(20)	2	(77)	46	—	(44)	—	493	(23)
Foreign government	608	—	(7)	27	(197)	647	—	(882)	—	196	1
Corporate	343	—	(1)	—	(61)	96	—	(88)	—	289	(4)
Marketable equity securities	10	—	1	—	—	—	—	—	—	11	—
Asset-backed securities	1	—	(1)	30	—	—	—	—	—	30	—
Other debt securities	—	—	1	—	(63)	62	—	—	—	—	—
Non-marketable equity securities	430	—	3	8	—	16	—	(26)	—	431	(5)
Total investments	$2,049	$—	$(27)	$67	$(401)	$922	$—	$(1,087)	$—	$1,523	$(35)
Loans	$1,361	$—	$(249)	$2	$(309)	$—	$116	$—	$(656)	$265	$(104)
Mortgage servicing rights	665	—	61	—	—	—	54	—	(51)	729	62
Other financial assets measured at fair value on a recurring basis	57	—	(24)	—	(2)	50	—	(4)	—	77	—
Liabilities
Interest-bearing deposits	$15	$(7)	$(12)	$49	$(1)	$—	$83	$—	$(10)	$155	$(11)
Securities loaned and sold under agreements to repurchase	1,031	(8)	—	—	(24)	1,335	—	—	(1,869)	481	1
Trading account liabilities
Securities sold, not yet purchased	50	(13)	—	22	(34)	125	—	—	(88)	88	(2)
Other trading liabilities	3	2	—	4	(2)	2	—	—	(4)	1	—
Short-term borrowings	38	40	—	35	(23)	1	478	—	(33)	456	(31)
Long-term debt	36,117	2,589	—	4,238	(7,442)	—	7,371	—	(2,045)	35,650	841
Other financial liabilities measured on a recurring basis	2	—	1	—	(1)	—	49	(21)	—	28	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2023.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$183	$(1)	$—	$—	$—	$128	$—	$—	$(169)	$141	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	708	(28)	—	54	(153)	310	—	(219)	—	672	(33)
Residential	153	(2)	—	25	(22)	33	—	(45)	—	142	(2)
Commercial	138	(4)	—	20	(17)	5	—	(26)	—	116	1
Total trading mortgage-backed securities	$999	$(34)	$—	$99	$(192)	$348	$—	$(290)	$—	$930	$(34)
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
State and municipal	80	4	—	4	(6)	14	—	(74)	—	22	—
Foreign government	364	(14)	—	5	(4)	70	—	(41)	—	380	(9)
Corporate	537	21	—	193	(72)	91	—	(310)	—	460	(15)
Marketable equity securities	133	48	—	71	(12)	34	—	(87)	—	187	(26)
Asset-backed securities	554	(7)	—	68	(25)	196	—	(174)	—	612	(18)
Other trading assets	816	32	—	74	(280)	191	11	(161)	(4)	679	(19)
Total trading non-derivative assets	$3,484	$50	$—	$514	$(591)	$944	$11	$(1,137)	$(5)	$3,270	$(121)
Trading derivatives, net(4)
Interest rate contracts	$881	$(278)	$—	$(503)	$(12)	$(195)	$1	$83	$(3)	$(26)	$(142)
Foreign exchange contracts	156	(171)	—	32	(3)	(146)	—	212	197	277	121
Equity contracts	(101)	162	—	60	222	(347)	—	28	37	61	(150)
Commodity contracts	255	110	—	140	(134)	(60)	—	(2)	(56)	253	151
Credit derivatives	(349)	(110)	—	53	124	(36)	—	1	204	(113)	(164)
Total trading derivatives, net(4)	$842	$(287)	$—	$(218)	$197	$(784)	$1	$322	$379	$452	$(184)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$28	$—	$(2)	$—	$—	$—	$—	$—	$—	$26	$(2)
Residential	40	—	(4)	—	—	3	—	—	—	39	(5)
Total investment mortgage-backed securities	$68	$—	$(6)	$—	$—	$3	$—	$—	$—	$65	$(7)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	539	—	(20)	81	—	—	—	(25)	—	575	(14)
Foreign government	1,001	—	(53)	6	(56)	224	—	(262)	—	860	(44)
Corporate	334	—	4	1	(3)	1	—	—	—	337	—
Marketable equity securities	10	—	—	—	—	—	—	—	—	10	—
Asset-backed securities	1	—	8	—	—	—	—	(7)	—	2	—
Non-marketable equity securities	310	—	(3)	—	(10)	87	—	—	—	384	—
Total investments	$2,263	$—	$(70)	$88	$(69)	$315	$—	$(294)	$—	$2,233	$(65)
Loans	$325	$—	$5	$83	$(3)	$—	$333	$—	$(108)	$635	$(6)
Mortgage servicing rights	600	—	37	—	—	—	25	—	(15)	647	38
Other financial assets measured at fair value on a recurring basis	63	—	(19)	22	—	7	(1)	(16)	(6)	50	(12)
Liabilities
Interest-bearing deposits	$18	$—	$3	$—	$—	$—	$2	$—	$(1)	$16	$—
Securities loaned and sold under agreements to repurchase	593	36	—	—	—	437	33	—	(30)	997	—
Trading account liabilities
Securities sold, not yet purchased	72	(10)	—	13	(2)	46	—	—	(36)	103	(13)
Other trading liabilities	—	(2)	—	—	—	—	—	—	—	2	—
Short-term borrowings	81	12	—	1	(40)	—	6	—	(1)	35	(17)
Long-term debt	29,778	3,734	—	2,831	(811)	—	3,838	—	(192)	31,710	3,336
Other financial liabilities measured on a recurring basis	—	—	(8)	5	—	—	—	—	—	13	—

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
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2022
Assets
Securities borrowed and purchased under agreements to resell	$231	$(2)	$—	$—	$—	$252	$—	$—	$(340)	$141	$14
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	496	(41)	—	181	(311)	794	—	(447)	—	672	(53)
Residential	104	(2)	—	86	(54)	118	—	(110)	—	142	(1)
Commercial	81	(9)	—	117	(51)	14	—	(36)	—	116	7
Total trading mortgage-backed securities	$681	$(52)	$—	$384	$(416)	$926	$—	$(593)	$—	$930	$(47)
U.S. Treasury and federal agency securities	$4	$(4)	$—	$2	$(1)	$—	$—	$—	$(1)	$—	$—
State and municipal	37	9	—	75	(26)	15	—	(88)	—	22	(1)
Foreign government	23	(40)	—	304	(5)	157	—	(59)	—	380	(19)
Corporate	412	89	—	455	(350)	919	—	(1,065)	—	460	(109)
Marketable equity securities	174	34	—	134	(99)	142	—	(198)	—	187	(47)
Asset-backed securities	613	(26)	—	208	(192)	589	—	(580)	—	612	(151)
Other trading assets	576	158	—	407	(372)	557	27	(662)	(12)	679	(95)
Total trading non-derivative assets	$2,520	$168	$—	$1,969	$(1,461)	$3,305	$27	$(3,245)	$(13)	$3,270	$(469)
Trading derivatives, net(4)
Interest rate contracts	$1,726	$322	$—	$(430)	$(815)	$(186)	$7	$77	$(727)	$(26)	$(332)
Foreign exchange contracts	(89)	993	—	(443)	(9)	29	20	(399)	175	277	240
Equity contracts	(2,140)	2,159	—	(13)	429	58	—	(288)	(144)	61	1,021
Commodity contracts	422	732	—	95	(543)	60	—	(144)	(369)	253	412
Credit derivatives	(31)	(167)	—	(12)	(27)	(36)	—	—	160	(113)	(260)
Total trading derivatives, net(4)	$(112)	$4,039	$—	$(803)	$(965)	$(75)	$27	$(754)	$(905)	$452	$1,081

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$51	$—	$(11)	$1	$(10)	$4	$—	$(9)	$—	$26	$(5)
Residential	94	—	(10)	—	(39)	3	—	(9)	—	39	(6)
Total investment mortgage-backed securities	$145	$—	$(21)	$1	$(49)	$7	$—	$(18)	$—	$65	$(11)
U.S. Treasury and federal agency securities	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	772	—	(98)	81	(142)	1	—	(39)	—	575	(73)
Foreign government	786	—	(92)	256	(169)	609	—	(530)	—	860	(36)
Corporate	188	—	(3)	154	(3)	1	—	—	—	337	(2)
Marketable equity securities	16	—	(6)	—	—	—	—	—	—	10	—
Asset-backed securities	3	—	19	—	—	—	—	(20)	—	2	—
Non-marketable equity securities	316	—	(15)	11	(10)	107	—	(25)	—	384	—
Total investments	$2,227	$—	$(217)	$503	$(373)	$725	$—	$(632)	$—	$2,233	$(122)
Loans	$711	$—	$(185)	$84	$(198)	$—	$334	$—	$(111)	$635	$(52)
Mortgage servicing rights	404	—	195	—	—	—	94	—	(46)	647	194
Other financial assets measured at fair value on a recurring basis	73	—	(13)	29	(16)	21	39	(17)	(66)	50	8
Liabilities
Interest-bearing deposits	$183	$—	$6	$7	$(122)	$—	$20	$—	$(66)	$16	$—
Securities loaned and sold under agreements to repurchase	643	86	—	—	(3)	453	33	—	(43)	997	—
Trading account liabilities
Securities sold, not yet purchased	65	11	—	48	(21)	129	—	1	(108)	103	(6)
Other trading liabilities	—	(2)	—	—	—	—	—	—	—	2	—
Short-term borrowings	105	101	—	41	(61)	—	82	—	(31)	35	(22)
Long-term debt	25,509	11,979	—	9,574	(4,318)	—	13,537	—	(613)	31,710	9,530
Other financial liabilities measured on a recurring basis	1	—	(7)	5	—	—	—	—	—	13	—
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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2022 to September 30, 2023:

•During the three and nine months ended September 30, 2023, transfers of Long-term debt were $1.0 billion and $4.2 billion from Level 2 to Level 3, respectively. Of the $4.2 billion transfer, approximately $3.6 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.6 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $1.3 billion and $7.4 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$135	Model-based	Interest rate	4.62%	4.62%	4.62%
			Credit spread	15 bps	15 bps	15 bps
Mortgage-backed securities	$614	Yield analysis	Yield	5.36%	20.06%	9.29%
	338	Price-based	Price	$0.96	$112.94	$53.66
State and municipal, foreign government, corporate and other debt securities	$2,107	Price-based	Price	$0.85	$102.42	$82.51
	792	Model-based	Credit spread	35 bps	550 bps	290 bps
Marketable equity securities(5)	$224	Price-based	Price	$—	$9,862.00	$91.95
	33	Model-based	WAL	2.49 years	2.49 years	2.49 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Appraised value (in millions)	$4.38	$19.30	$14.40
Asset-backed securities	$573	Price-based	Price	$3.97	$139.76	$80.52
	77	Yield analysis	Yield	6.40%	12.43%	8.13%
Non-marketable equities	$296	Comparables analysis	Illiquidity discount	10.00%	20.00%	10.47%
	53	Cash flow	PE ratio	12.90x	15.00x	13.40x
	44	Model-based	Discount to price	8.50%	33.00%	18.63%
			Revenue multiple	4.20x	11.30x	10.56x
Derivatives—gross(6)
Interest rate contracts (gross)	$7,135	Model-based	IR normal volatility	(9.25)%	47.18%	2.25%
			Interest rate	2.48%	3.67%	2.78%
Foreign exchange contracts (gross)	$2,201	Model-based	IR normal volatility	(9.25)%	47.39%	3.28%
Equity contracts (gross)(7)	$3,463	Model-based	Equity volatility	0.04%	299.19%	38.17%
			Equity forward	64.56%	328.31%	114.08%
			Equity-FX correlation	(79.00)%	70.00%	(10.18)%
			WAL	2.49 years	2.49 years	2.49 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Equity-IR correlation	(25.00)%	44.00%	28.54%
Commodity and other contracts (gross)	$2,498	Model-based	Commodity correlation	(39.67)%	93.50%	(0.46)%
			Commodity volatility	7.80%	104.90%	25.13%
			Forward price	16.67%	2,000%	153.87%
Credit derivatives (gross)	$1,170	Model-based	Credit spread	8 bps	775 bps	108 bps
	433	Price-based	Recovery rate	25.00%	40.00%	39.13%
			Credit correlation	25.00%	90.00%	49.93%
			Price	$14.86	$100.07	$82.59
			Upfront points	(1.66)%	99.00%	48.05%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$105	Price-based	Price	$—	$9,862.02	$86.58
Loans and leases	$225	Price-based	Price	$73.95	$103.41	$89.02

As of September 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Forward price	20.39%	534.83%	159.35%
			Commodity volatility	7.80%	104.90%	25.13%
			Commodity correlation	(39.67)%	93.50%	(0.46)%
Mortgage servicing rights	$641	Cash flow	Yield	0.50%	12.00%	5.68%
			WAL	3.87 years	9.59 years	8.06 years
Liabilities
Interest-bearing deposits	$85	Model-based	Price	$100.00	$100.00	$100.00
	70	Price-based	Forward price	100%	100%	100%
			Equity forward	100%	117%	103%
Securities loaned and sold under agreements to repurchase	$481	Model-based	Interest rate	4.66%	5.59%	4.71%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$85	Price-based	Price	$—	$259.90	$78.73
Short-term borrowings and long-term debt	$33,941	Model-based	IR normal volatility	0.33%	20.00%	1.35%

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$146	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	2.61%	2.61%	2.61%
Mortgage-backed securities	$228	Price-based	Price	$1.04	$99.71	$51.51
	732	Yield analysis	Yield	4.41%	20.30%	9.74%
State and municipal, foreign government, corporate and other debt securities	$2,360	Price-based	Price	$0.01	$994.68	$245.85
Marketable equity securities(5)	$147	Price-based	Price	$—	$9,087.76	$114.29
	31	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$304	Price-based	Price	$10.50	$145.00	$74.97
	308	Yield analysis	Yield	5.76%	18.58%	9.34%
Non-marketable equities	$287	Comparables analysis	Illiquidity discount	8.60%	17.00%	10.16%
	101	Price-based	PE ratio	14.00x	15.70x	15.16x
			Cost of capital	8.10%	17.50%	10.44%
			Revenue multiple	3.60x	13.90x	12.40x
Derivatives—gross(6)
Interest rate contracts (gross)	$7,108	Model-based	IR normal volatility	0.33%	1.82%	0.96%
Foreign exchange contracts (gross)	$1,437	Model-based	IR normal volatility	0.33%	1.47%	0.67%
			IR basis	(4.23)%	9.68%	(0.03)%
			Equity volatility	0.05%	300.72%	33.91%
			Credit spread	116 bps	626 bps	594 bps
Equity contracts (gross)(7)	$4,430	Model-based	Equity volatility	0.05%	300.72%	41.47%
			Equity forward	68.34%	271.61%	103.50%
			Equity-FX correlation	(95.00)%	50.00%	(16.33)%
			Equity-Equity correlation	(3.98)%	98.68%	85.63%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,148	$7,148	$7,148
			Equity-IR correlation	(18.83)%	60.00%	32.37%

Commodity and other contracts (gross)	$2,724	Model-based	Forward price	14.27%	385.50%	106.08%
			Commodity volatility	10.43%	151.50%	33.55%
			Commodity correlation	(32.00)%	91.94%	36.70%
Credit derivatives (gross)	$1,520	Model-based	Credit spread	2.50 bps	955.10 bps	101.27 bps
	439	Price-based	Recovery rate	25.00%	75.00%	42.27%
			Credit correlation	25.00%	80.00%	42.38%
			Price	$31.71	$99.00	$78.75
			Credit spread volatility	35.58%	64.79%	40.47%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$57	Price-based	Price	$80.16	$105.32	$92.65
Loans and leases	$1,059	Model-based	Equity volatility	0.05%	300.72%	42.62%
	304	Price-based	Forward price	14.27%	324.85%	105.07%
			Price	$0.01	$100.53	$84.77
			Equity forward	68.34%	271.61%	103.49%
Mortgage servicing rights	$580	Cash flow	Yield	(0.40)%	13.20%	5.36%
	84	Model-based	WAL	3.92 years	9.33 years	7.71 years
Liabilities
Interest-bearing deposits	$15	Model-based	Forward price	100.00%	101.30%	100.07%
Securities loaned and sold under agreements to repurchase	$970	Model-based	Interest rate	4.01%	4.97%	4.07%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$47	Price-based	Price	$—	$9,087.76	$41.22
	6	Model-based	FX volatility	2.00%	40.00%	12.85%
Short-term borrowings and long-term debt	$36,155	Model-based	IR normal volatility	0.33%	1.82%	0.89%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2023
Loans HFS(1)	$1,547	$354	$1,193
Other real estate owned	2	—	2
Loans(2)	407	—	407
Non-marketable equity securities measured using the measurement alternative	60	—	60
Total assets at fair value on a nonrecurring basis	$2,016	$354	$1,662

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2022
Loans HFS(1)	$2,336	$457	$1,879
Other real estate owned	1	—	1
Loans(2)	69	—	69
Non-marketable equity securities measured using the measurement alternative	597	—	597
Total assets at fair value on a nonrecurring basis	$3,003	$457	$2,546

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

As of September 30, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,192	Price-based	Price	$75.00	$99.66	$93.93
Other real estate owned	$2	Price-based	Appraised value(4)	$51,210	$627,594	$380,813
Loans(5)	$375	Recovery analysis	Appraised value(4)	$12,000	$271,763,454	$208,321,959
Non-marketable equity securities measured using the measurement alternative	$42	Price-based	Price	$3.04	$28.21	$11.06
	17	Comparable analysis	Revenue multiple	2.60x	35.70x	16.13x

As of December 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,830	Price-based	Price	$0.88	$100.23	$65.91
Other real estate owned	$1	Price-based	Appraised value(4)	$30,000	$441,750	$310,552
Loans(5)	$45	Recovery analysis	Appraised value(4)	$12,000	$14,022,820	$3,714,342
	24	Appraised value
Non-marketable equity securities measured using the measurement alternative	$234	Comparable analysis	Revenue multiple	4.95x	73.10x	19.68x
	363	Price-based	Price	$0.46	$2,416.43	$557.86

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Loans HFS	$—	$(250)	$6	$(413)
Other real estate owned	—	—	—	—
Loans(1)	(82)	10	(110)	17
Non-marketable equity securities measured using the measurement alternative	(12)	(14)	(69)	114
Total nonrecurring fair value gains (losses)	$(94)	$(254)	$(173)	$(282)

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

	September 30, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$264.9	$236.8	$123.7	$110.5	$2.6
Securities borrowed and purchased under agreements to resell	128.9	129.0	—	129.0	—
Loans(2)(3)	641.1	646.0	—	—	646.0
Other financial assets(3)(4)	352.4	352.4	236.2	17.8	98.4
Liabilities
Deposits	$1,270.8	$1,270.1	$—	$1,078.5	$191.6
Securities loaned and sold under agreements to repurchase	196.1	196.1	—	196.1	—
Long-term debt(5)	163.1	162.2	—	153.5	8.7
Other financial liabilities(6)	144.8	144.8	—	34.2	110.6

	December 31, 2022		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$274.3	$249.2	$123.2	$123.1	$2.9
Securities borrowed and purchased under agreements to resell	125.9	125.9	—	125.9	—
Loans(2)(3)	634.5	634.9	—	—	634.9
Other financial assets(3)(4)	427.1	427.1	320.0	22.0	85.1
Liabilities
Deposits	$1,364.1	$1,345.4	$—	$1,159.4	$186.0
Securities loaned and sold under agreements to repurchase	131.6	131.6	—	131.6	—
Long-term debt(5)	165.6	160.5	—	151.1	9.4
Other financial liabilities(6)	142.4	142.4	—	26.5	115.9

(1)Includes $5.4 billion and $5.5 billion of non-marketable equity securities carried at cost at September 30, 2023 and December 31, 2022, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $17.6 billion for September 30, 2023 and $17.0 billion for December 31, 2022. In addition, the carrying values exclude $0.3 billion and $0.4 billion of lease finance receivables at September 30, 2023 and December 31, 2022, respectively.
(3)Includes items measured at fair value on a nonrecurring basis.
(4)Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(5)The carrying value includes long-term debt balances under qualifying fair value hedges.
(6)Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2023 and December 31, 2022 were off-balance sheet liabilities of $8.3 billion and $13.7 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2023	2022	2023	2022
Assets
Securities borrowed and purchased under agreements to resell	$69	$(82)	$59	$(165)
Trading account assets	(14)	(69)	65	(307)
Loans
Certain corporate loans	1,036	372	1,362	(2,227)
Certain consumer loans	(10)	—	(9)	(1)
Total loans	$1,026	$372	$1,353	$(2,228)
Other assets
MSRs	$42	$37	$61	$195
Certain mortgage loans HFS(1)	(28)	(110)	(38)	(440)
Total other assets	$14	$(73)	$23	$(245)
Total assets	$1,095	$(596)	$1,500	$(2,945)
Liabilities
Interest-bearing deposits	$18	$133	$(34)	$10
Securities loaned and sold under agreements to repurchase	(63)	63	(82)	159
Trading account liabilities	(151)	208	1	(241)
Short-term borrowings(2)	144	61	232	1,257
Long-term debt(2)	2,443	4,922	(4,053)	20,635
Total liabilities	$2,391	$5,387	$(3,936)	$21,820

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $395 million and a gain of $1,159 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $(875) million and a gain of $4,800 million for the nine months ended September 30, 2023 and 2022, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	September 30, 2023		December 31, 2022
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,340	$7,411	$6,011	$5,360
Aggregate unpaid principal balance in excess of (less than) fair value	120	60	167	51
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $541 million and $729 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2023 and December 31, 2022, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended September 30, 2023 and 2022 due to instrument-specific credit risk totaled to a loss of $(27) million and $(69) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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
The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.4 billion and $0.3 billion at September 30, 2023 and December 31, 2022, respectively.
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

Certain Mortgage Loans Held-for-Sale (HFS)
Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans HFS. These loans are intended for sale or securitization and are economically hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications.

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$551	$793
Aggregate fair value in excess of (less than) unpaid principal balance	(17)	(10)
Balance of non-accrual loans or loans more than 90 days past due	3	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2023 and 2022 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	September 30, 2023	December 31, 2022
Interest rate linked	$55.1	$53.4
Foreign exchange linked	—	0.1
Equity linked	47.4	42.5
Commodity linked	5.3	5.0
Credit linked	4.8	5.0
Total	$112.6	$106.0

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$112,629	$105,995
Aggregate unpaid principal balance in excess of (less than) fair value	(2,616)	(2,944)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2023	December 31, 2022
Carrying amount reported on the Consolidated Balance Sheet	$6,470	$6,222
Aggregate unpaid principal balance in excess of (less than) fair value	(12)	(9)

24.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at September 30, 2023 and December 31, 2022.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 27 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$20.8	$64.5	$85.3	$759
Performance guarantees	4.7	5.8	10.5	47
Derivative instruments considered to be guarantees	18.0	19.2	37.2	326
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	110.2	—	110.2	—
Credit card merchant processing(2)	136.8	—	136.8	1
Credit card arrangements with partners	—	0.4	0.4	5
Other	31.3	8.4	39.7	50
Total	$322.4	$99.5	$421.9	$1,204

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.3	$58.3	$89.6	$905
Performance guarantees	6.1	5.6	11.7	65
Derivative instruments considered to be guarantees	18.5	30.0	48.5	353
Loans sold with recourse	—	1.7	1.7	13
Securities lending indemnifications(1)	95.9	—	95.9	—
Credit card merchant processing(2)	129.6	—	129.6	1
Credit card arrangements with partners	—	0.6	0.6	7
Other	0.1	8.4	8.5	32
Total	$281.5	$104.6	$386.1	$1,376

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2023 and December 31, 2022, this maximum potential exposure was estimated to be approximately $137 billion and $130 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $11 million and $10 million at September 30, 2023 and December 31, 2022, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.
For additional information on Citi’s loans sold with recourse, see Note 27 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2023 and December 31, 2022, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2023 or December 31, 2022 for potential obligations that could arise from Citi’s involvement with VTN associations.
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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $17.3 billion and $18.0 billion as of September 30, 2023 and December 31, 2022, respectively.
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

FICC Sponsored Member Repo Program
Citi acts as a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation (FICC) to clear eligible resale and repurchase agreements on behalf of its clients that become sponsored members of the FICC. Citi, as sponsoring member, is required to provide a guarantee to the FICC with respect to the prompt payment and performance of its sponsored members. Because Citi obtains a security interest in the cash or high-quality securities collateral that the clients place with the clearing house, Citi expects the risk of loss from this guarantee to be remote. See Note 10 for additional information on Citi’s resale and repurchase agreements, including risk mitigation practices for these transactions.

Carrying Value—Guarantees and Indemnifications
At September 30, 2023 and December 31, 2022, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion and $1.4 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $49.8 billion and $51.8 billion at September 30, 2023 and December 31, 2022, respectively. Securities and other marketable assets held as collateral amounted to $76.3 billion and $63.7 billion at September 30, 2023 and December 31, 2022, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.4 billion and $3.7 billion at September 30, 2023 and December 31, 2022, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$74.3	$11.0	$—	$85.3
Loans sold with recourse	—	—	1.8	1.8
Other	17.4	22.3	—	39.7
Total	$91.7	$33.3	$1.8	$126.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2022	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$77.9	$10.4	$1.3	$89.6
Loans sold with recourse	—	—	1.7	1.7
Other	—	8.5	—	8.5
Total	$77.9	$18.9	$3.0	$99.8

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
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	September 30, 2023	December 31, 2022
Commercial and similar letters of credit	$659	$4,549	$5,208	$5,316
One- to four-family residential mortgages	756	687	1,443	2,394
Revolving open-end loans secured by one- to four-family residential properties	5,553	25	5,578	6,380
Commercial real estate, construction and land development	13,451	2,045	15,496	15,170
Credit card lines	614,535	64,459	678,994	683,232
Commercial and other consumer loan commitments	205,749	108,703	314,452	297,399
Other commitments and contingencies(2)	5,381	105	5,486	5,673
Total	$846,084	$180,573	$1,026,657	$1,015,564

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of September 30, 2023 and December 31, 2022, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2023 and December 31, 2022, Citi had approximately $143.9 billion and $111.6 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $108.7 billion and $37.3 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2023	December 31, 2022
Cash and due from banks	$4,150	$4,820
Deposits with banks, net of allowance	14,786	12,156
Total	$18,936	$16,976

In addition to the restricted cash amounts presented
above, at September 30, 2023 and December 31, 2022,
approximately $3.5 billion and $1.8 billion, respectively, was held at the Deposit Insurance Agency and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

25.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of September 30, 2023.
For additional information regarding Citi’s leases, see Notes 1 and 28 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	September 30, 2023	December 31, 2022
ROU asset	$2,787	$2,892
Lease liability	2,974	3,076

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

26.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 26 to the Consolidated Financial Statements in Citigroup’s Second Quarter of 2023 Form 10-Q, Note 25 to the Consolidated Financial Statements in Citi’s First Quarter of 2023 Form 10-Q and in Note 29 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At September 30, 2023, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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

FDIC Special Assessment
On May 11, 2023, the FDIC issued a notice of proposed
rulemaking that would implement a special assessment—
primarily upon large banks—to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank. The FDIC estimated that of the cost of the failures, approximately $15.8 billion was attributable to the protection of uninsured depositors, an estimate that will be periodically adjusted. The FDIC has proposed collecting the special assessment at an annual rate of approximately 12.5 basis points of uninsured U.S. deposits over eight quarterly assessment periods beginning in 2024. There is sufficient uncertainty around the final FDIC regulation that would impact both the timing and amount. If the final rule for the FDIC special assessment, which is expected before the end of 2023, is enacted as proposed, Citi is likely to incur up to a $1.5 billion pretax charge, impacting operating expenses. This amount is not included in the reasonably possible loss estimate above.

Interbank Offered Rates-Related Litigation and Other Matters
On October 10, 2023, in MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., the United States District Court for the Northern District of California granted defendants’ motion to dismiss with prejudice for all claims against Citigroup, Citibank, and CGMI. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-5832 (N.D. Cal.) (Donato, J.).

Interest Rate and Credit Default Swap Matters
Antitrust and Other Litigation: On August 14, 2023, the court granted defendants’ motion to dismiss with prejudice for all claims against Citigroup, Citibank, CGMI, and CGML in TERA GROUP, INC., ET AL. v. CITIGROUP, INC., ET AL. Additional information concerning this action is publicly available in court filings under the docket number 17-CV-4302 (S.D.N.Y.) (Sullivan, J.).

Variable Rate Demand Obligation Litigations
On September 21, 2023, the court granted plaintiffs’ motion for class certification in THE CITY OF PHILADELPHIA, MAYOR AND CITY COUNCIL OF BALTIMORE, THE BOARD OF DIRECTORS OF THE SAN DIEGO ASSOCIATION OF GOVERNMENTS, ACTING AS THE SAN DIEGO COUNTY REGIONAL TRANSPORTATION COMMISSION v. BANK OF AMERICA CORP., ET AL., certifying both an antitrust class and a breach-of-contract subclass. On October 5, 2023, defendants filed a Rule 23(f) petition seeking leave to appeal the certification ruling. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 23-7328 (2d Cir.).
Since April 2018, Citigroup and certain of its affiliates, including Citibank and CGMI, have been named in state court qui tam lawsuits in which Edelweiss Fund, LLC alleges that Citi and other financial institutions defrauded certain state municipal variable rate demand obligation (“VRDO”) issuers in connection with resetting VRDO interest rates. Filed under each state’s respective false claims act, these actions are pending in state courts in California, Illinois, New Jersey, and New York, and are captioned STATE OF CALIFORNIA EX REL. EDELWEISS FUND v. JP MORGAN CHASE & CO., ET AL., STATE OF ILLINOIS EX REL. EDELWEISS FUND v. JP MORGAN CHASE & CO., ET AL., STATE OF NEW JERSEY EX REL. EDELWEISS FUND v. JP MORGAN CHASE & CO., ET AL., and STATE OF NEW YORK EX REL. EDELWEISS FUND v. JP MORGAN CHASE & CO., ET AL., respectively. Additional information concerning these actions is publicly available in court filings under the docket numbers 2017 L 000289 (Ill. Cir. Ct.) (Donnelly, J.), 100559/2014 (N.Y. Sup. Ct.) (Borrok, J.), L-885-15 (N.J. Super. Ct.) (Hurd, J.), 14-323-BLS1 (Mass. Super. Ct.) (Kaplan, J.), SJC-12973 (Mass. Sup. Ct.), CGC-14-540777 (Cal. Super. Ct.) (Schulman, J.), A163264 (Cal. Ct. App.), and S280347 (Cal. Sup. Ct.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Nine Months Ended
	September 30, 2023
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$10,080	$8,494
Total operating expenses	138	8,856
Provision for credit losses	—	29
Equity in undistributed income of subsidiaries	343	—
Income (loss) from continuing operations before income taxes	$10,285	$(391)
Provision (benefit) for income taxes	(782)	5
Net income	$11,067	$(396)

SUMMARIZED BALANCE SHEET

	September 30, 2023		December 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$3,018	$20,385	$3,015	$27,122
Securities borrowed and purchased under resale agreements	—	271,275	—	306,273
Trading account assets	557	260,593	306	209,957
Advances to subsidiaries	151,911	—	146,843	—
Investments in subsidiary bank holding company	175,310	—	172,721	—
Investments in non-bank subsidiaries	47,644	—	48,295	—
Other assets	14,766	179,700	13,788	163,819
Total assets	$393,206	$731,953	$384,968	$707,171
Securities loaned and sold under agreements to repurchase	$—	$294,354	$—	$245,916
Trading account liabilities	205	104,799	604	115,929
Short-term borrowings	1,500	25,929	—	43,850
Long-term debt	160,571	184,859	166,257	172,068
Advances from subsidiaries	17,803	—	14,562	—
Other liabilities	3,624	83,858	2,356	90,570
Stockholders’ equity	209,503	38,154	201,189	38,838
Total liabilities and equity	$393,206	$731,953	$384,968	$707,171

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

The following table summarizes Citi’s common share repurchases for the third quarter of 2023:

In millions, except per share amounts	Total shares purchased	Average price paid per share
July 2023
Open market repurchases(1)	—	$—
Employee transactions(2)	—	—
August 2023
Open market repurchases(1)	—	—
Employee transactions(2)	—	—
September 2023
Open market repurchases(1)	11.95	41.82
Employee transactions(2)	—	—
Total for 3Q23	11.95	$41.82

(1)    Repurchases not made pursuant to any publicly announced plan or program.
(2)    During the third quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

As previously announced, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements.

Dividends
Citi paid common dividends of $0.53 per share for the third quarter of 2023, and on October 19, 2023, declared common dividends of $0.53 per share for the fourth quarter of 2023. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.
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
On October 19, 2023, Citi declared preferred dividends of approximately $300 million for the fourth quarter of 2023.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 19 to the Consolidated Financial Statements in Citi’s 2022 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the third quarter of 2023, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

Amendments to By-laws
On November 1, 2023, Citi’s Board of Directors amended Citi’s By-laws (the By-laws), effective as of such date, to enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors (or proposals of business other than nominations at an annual meeting not brought pursuant to SEC Rule 14a-8), including by: (i) amending Section 11 of Article III to require a stockholder desiring to nominate directors to make a representation confirming that such stockholder will, or is part of a group that will, solicit proxies in support of director nominees other than Citi’s nominees in accordance with SEC Rule 14a-19, or whether it will otherwise solicit proxies in support of director nominees (or a proposal, in the case of business other than nominations at an annual meeting); (ii) amending Section 11 of Article III to require a stockholder desiring to nominate directors (or propose business other than nominations at an annual meeting) to make a representation that it will provide Citi documents demonstrating that it has delivered a proxy statement and form to the holders of a percentage of Citi’s stock consistent with the stockholder’s representation to Citi; (iii) amending Section 13 of Article III to require nominating or proposing stockholders who are entities to satisfy certain informational requirements with respect to the individuals who directly or indirectly control (but are not passive investors in) such entities; (iv) amending Section 11 of Article III to require that any stockholder desiring to nominate directors at a special meeting for director elections must comply with the advance notice information requirements applicable at annual meetings; (v) amending Section 11 of Article III to require that a stockholder seeking to propose business other than nominations at an annual meeting must include the text of any proposed resolution or by-law amendment; (vi) amending Sections 11 and 12 of Article III to provide that Citi has ten days to provide the nominee questionnaire to a stockholder upon request, which would require a stockholder to approach Citi with such a request more than ten days prior to the end of the applicable nomination window to ensure the nomination is timely submitted; (vii) amending Section 11 to Article III to clarify that, with the adoption of SEC Rule 14a-19, Citi’s proxy access by-law is no longer the exclusive means for stockholder nominees to be included on Citi’s proxy card; (viii) amending Section 11 of Article III to prohibit a stockholder soliciting proxies from using the white-colored proxy card; and (ix) amending Section 11 of Article III to clarify that a nominating or proposing stockholder’s failure to provide the required information or comply with the applicable By-law requirements (including compliance with the applicable SEC rules) will result in a stockholder’s nomination or proposal of other business being disregarded. The amendments to the By-
laws also incorporated certain other modifications that provide clarification and consistency.
The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by the text of the By-laws, as amended, a copy of which is attached as Exhibit 3.02 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2023.

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

* Denotes a Citi metric

2022 Form 10-K: Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.
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
Branded cards: Citi’s branded cards business with a portfolio of proprietary cards (Cash, Rewards and Value) and co-branded cards (including, among others, American Airlines and Costco).
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
CGMI: Citigroup Global Markets Inc.
CGML: Citigroup Global Markets Limited
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
RSU(s): Restricted stock units
RWA: Risk-weighted assets. Basel III establishes two comprehensive approaches for calculating RWA (the Standardized Approach and the Advanced Approaches), which include capital requirements for credit risk, market risk and operational risk for Advanced Approaches. Key differences in the calculation of credit risk RWA between the Standardized and Advanced Approaches are that for Advanced, credit risk RWA is based on risk-sensitive approaches that largely rely on the use of internal credit models and parameters, whereas for Standardized, credit risk RWA is generally based on supervisory risk weightings, which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized Approach and Basel III Advanced Approaches.
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

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

3.02+	By-Laws of Citigroup, as amended, effective November 1, 2023.

10.01*+	Employment Termination Notice and Nonsolicitation Policy for U.S. Employees, effective September 1, 2023.

22+	Subsidiary Issuers of Guaranteed Securities

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended September 30, 2023, filed on November 3, 2023, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith.
* Denotes a management contract or compensatory plan or arrangement.

NOTES