Form 10-Q
period 2024-03-31
CITIGROUP INC
filed 2024-05-03
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2024: 1,907,439,613

Available on the web at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S FIRST QUARTER 2024—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as Citi’s 2023 Form 10-K).
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

Please see “Risk Factors” in Citi’s 2023 Form 10-K for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

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
Citi’s non-GAAP financial measures in this Form 10-Q include:

•Revenues excluding divestiture-related impacts
•    Expenses excluding the Federal Deposit Insurance Corporation (FDIC) special assessment and divestiture-related impacts
•All Other (managed basis), which excludes divestiture-related impacts
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•Non-Markets net interest income

For more information on the FDIC special assessment, see “Executive Summary” below.
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

Citigroup is managed pursuant to five operating segments: Services, Markets, Banking, U.S. Personal Banking and Wealth. Activities not assigned to the operating segments are included in All Other. For additional information, see the results of operations for each of the operating segments within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

CITIGROUP REPORTABLE OPERATING SEGMENTS

Services	*Markets*	*Banking*	*U.S. Personal Banking (USPB)*	*Wealth*
Treasury and Trade Solutions	Fixed Income	Investment Banking	Branded Cards	Private Bank
Securities Services	Equities	Corporate Lending	Retail Services	Wealth at Work
			Retail Banking	Citigold

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2024—Results Demonstrated Improved Business Performance and Progress Toward Citi’s
Priorities
As described further throughout this Executive Summary, during the first quarter of 2024:

•Citi’s revenues decreased 2% versus the prior-year period on a reported basis. Excluding divestiture-related impacts of approximately $1 billion, primarily consisting of a gain from the sale of the India consumer business in the prior-year period, revenues increased 3%, driven by growth across Banking, U.S. Personal Banking (USPB) and Services, partially offset by declines in Markets and Wealth.
•Citi’s expenses increased 7% versus the prior-year period. The increase included repositioning costs of $258 million, an incremental FDIC special assessment of $251 million and net restructuring charges of $225 million. Excluding divestiture-related impacts in both the current quarter and the prior-year period and the incremental FDIC special assessment, expenses increased 5%, largely driven by inflation and volume-related expenses, partially offset by productivity savings (see “Expenses” below).
•Citi’s cost of credit was approximately $2.4 billion versus $2.0 billion in the prior-year period. The increase was primarily driven by higher cards net credit losses in Branded Cards and Retail Services in USPB, largely reflecting the continued maturation of cards loan vintages originated during the pandemic, as well as the impact of the higher inflationary and interest rate environment, partially offset by a lower build in the allowance for credit losses (ACL) in the current quarter (see “Cost of Credit” below).
•Citi returned $1.5 billion to common shareholders in the form of dividends ($1.0 billion) and share repurchases ($0.5 billion).
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.5% as of March 31, 2024 (compared to 13.4% as of March 31, 2023) (see “Capital Resources” below). This compares to Citi’s required regulatory CET1 Capital ratio of 12.3% as of March 31, 2024 and 12.0% as of March 31, 2023 under the Basel III Standardized Approach.
•Citi continued to make progress with the wind-downs of the Korea and China consumer banking businesses and the Russia consumer, local commercial and institutional businesses, as well as the separation involving Citi’s consumer banking and small business and middle-market banking operations in Mexico in preparation for a planned initial public offering in 2025.

First Quarter of 2024 Results Summary

Citigroup
Citigroup reported net income of $3.4 billion, or $1.58 per share, compared to net income of $4.6 billion, or $2.19 per share in the prior-year period. Net income decreased 27% versus the prior-year period, driven by the higher expenses, the higher cost of credit and the lower revenues. Citigroup’s effective tax rate was approximately 25% in both the current and prior-year periods. Average diluted shares outstanding decreased 1%.
Citigroup revenues of $21.1 billion in the first quarter of 2024 decreased 2% versus the prior-year period on a reported basis. Excluding the divestiture-related impacts in both quarters, primarily consisting of the gain from the sale of the India consumer business in the prior-year period, revenues of $21.1 billion increased 3%, driven by growth across Banking, USPB and Services, partially offset by declines in Markets and Wealth. (For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.) (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts are non-GAAP financial measures.) Banking revenues reflected a recovery of the global investment banking wallet, Services revenues were driven by higher revenues in both Treasury and Trade Solutions (TTS) and Securities Services and USPB revenues benefited from strong loan growth in cards. The decline in Markets revenues was primarily due to lower Fixed Income markets revenues, while Wealth revenues were largely impacted by higher mortgage funding costs and lower deposit spreads.
Citigroup’s end-of-period loans were $675 billion, up 3% versus the prior-year period, largely reflecting the growth in cards and mortgages in USPB and higher loans in Markets.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, down 2% versus the prior-year period, largely due to a reduction in Services, reflecting quantitative tightening. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $14.2 billion increased 7% from the prior-year period. As discussed above, results for the first quarter of 2024 included the following notable items recorded in operating expenses in Corporate/Other within All Other (managed basis):

•$251 million charge to operating expenses related to the FDIC’s notification to Citi that it had increased its estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank (see Note 27)
•$225 million of net restructuring charges related to actions taken as part of Citi’s organizational simplification initiatives (see Note 9)

In the first quarter of 2024, expenses also included repositioning costs of $258 million and divestiture-related impacts of $110 million (compared to $73 million in the prior-year period). Excluding divestiture-related impacts in both periods and the incremental FDIC special assessment, expenses increased 5% versus the prior-year period, driven by inflation and volume-related expenses, partially offset by productivity savings. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts and the incremental FDIC special assessment are non-GAAP financial measures.)
As previously announced, Citi expects to incur additional repositioning costs during the remainder of 2024.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $2.4 billion, compared to $2.0 billion in the prior-year period. The increase was primarily driven by higher net credit losses in Branded Cards and Retail Services, largely reflecting continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus, as well as macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios, partially offset by a lower build in the allowance for credit losses (ACL). For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $2.3 billion increased 77% from the prior-year period. Consumer net credit losses of $2.1 billion increased 67%, largely reflecting the rise in cards net credit loss rates. Corporate net credit losses increased to $164 million from $22 million.
As previously announced, Citi expects full-year net credit loss rates for both Branded Cards and Retail Services to be higher in 2024. The higher net credit loss expectations are already reflected in the ACL on loans for outstanding balances at March 31, 2024.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio increased modestly to 13.5% as of March 31, 2024, compared to 13.4% as of March 31, 2023, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by net income, interest rate impacts on Citigroup’s investment portfolio, impacts from the sales of certain Asia consumer banking (Asia Consumer) businesses and a decrease in RWA, partially offset by the payment of common dividends and share repurchases and higher disallowed deferred tax assets.
In the first quarter of 2024, Citi repurchased $0.5 billion of common shares and paid $1.0 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). Citi will continue to assess common share repurchases on a quarterly basis given uncertainty regarding regulatory capital requirements. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of March 31, 2024 was 5.8%, compared to 6.0% as of March 31, 2023. The decrease was driven by a decrease in Tier 1 Capital and an increase in Total Leverage Exposure. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.5 billion increased 15% from the prior-year period, largely driven by higher revenues, partially offset by higher expenses and cost of credit. Services expenses of $2.7 billion increased 11%, largely driven by continued investments in technology, other risk and controls and product innovation. Cost of credit was $64 million, compared to a net benefit of $14 million in the prior-year period.
Services revenues of $4.8 billion increased 8%, largely driven by continued momentum across TTS and Securities Services. Net interest income increased 6%, driven by higher deposit and trade loan spreads, and non-interest revenue increased 14%, largely driven by continued strength across underlying fee drivers.
TTS revenues of $3.5 billion increased 5%, driven by a 4% increase in net interest income, primarily driven by higher spreads, and a 9% increase in non-interest revenue, reflecting continued growth in underlying drivers, including cross-border volumes, U.S. dollar clearing volumes and commercial card spend.
Securities Services revenues of $1.3 billion increased 18%, driven by a 16% increase in net interest income on higher deposit spreads, and a 21% increase in non-interest revenue, primarily driven by higher assets under custody and administration (AUC/AUA) balances from higher market valuations, as well as new client onboarding, and elevated corporate activity in Issuer Services.
For additional information on the results of operations of Services in the first quarter of 2024, see “Services” below.

Markets
Markets net income of $1.4 billion decreased 25% from the prior-year period, driven by lower revenues, higher expenses and higher cost of credit. Markets expenses of $3.4 billion increased 7%, largely driven by the absence of a legal reserve release in the prior-year period. Cost of credit increased to $200 million from $83 million in the prior-year period, reflecting a higher net ACL build, primarily driven by changes in macroeconomic variable assumptions related to loans in spread products, and higher net credit losses.
Markets revenues of $5.4 billion decreased 7%, driven by a 10% decrease in Fixed Income markets, partially offset by a 5% increase in Equity markets. The decrease in Fixed Income markets was largely driven by a decline in rates and currencies, largely reflecting lower volatility, decreased institutional client activity and a strong prior-year comparison, partially offset by strength in spread products and other fixed income, up 26%, primarily reflecting an increase in client activity. The increase in Equity markets was driven by growth in cash trading and higher equity derivatives revenues.
For additional information on the results of operations of Markets in the first quarter of 2024, see “Markets” below.

Banking
Banking net income was $536 million, compared to $55 million in the prior-year period, driven by higher revenues and lower expenses, with cost of credit largely unchanged. Banking expenses of $1.2 billion decreased 4%, primarily driven by benefits from repositioning actions and other actions to lower the expense base, partially offset by business-led investments.
Banking revenues of $1.7 billion increased 49%, driven by growth in Investment Banking and Corporate Lending, as well as lower losses on loan hedges. Excluding the losses on loan hedges, Banking revenues of $1.8 billion increased 35%. Investment Banking revenues increased 35%, driven by the Debt Capital Markets (DCM) and Equity Capital Markets (ECM) businesses, as improved market sentiment led to an increase in issuance activity. This increase in revenues was partially offset by lower Advisory revenues, reflecting the impact of lower merger activity announced in the second half of 2023. Corporate Lending revenues increased 68%, including the impact of losses on loan hedges. Excluding the losses on loan hedges, Corporate Lending revenues increased 34%, largely driven by higher revenue share. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the losses on loan hedges are non-GAAP financial measures.)
For additional information on the results of operations of Banking in the first quarter of 2024, see “Banking” below.

U.S. Personal Banking
USPB net income of $347 million decreased 14% from the prior-year period, driven by higher cost of credit, partially offset by higher revenues. USPB expenses of $2.5 billion were largely unchanged, as lower compensation costs were offset by higher repositioning costs and volume-related expenses. Cost of credit increased to $2.2 billion, compared to $1.6 billion in the prior-year period. Net credit losses increased 74%, reflecting the continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus, as well as macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios.
USPB revenues of $5.2 billion increased 10%, driven by higher net interest income due to loan growth in cards and higher non-interest revenue due to lower partner payments. Branded Cards revenues of $2.6 billion increased 7%, primarily driven by the higher net interest income, reflecting the strong loan growth. Retail Services revenues of $1.9 billion increased 18%, primarily driven by the lower partner payments due to higher net credit losses, as well as higher net interest income on higher loan balances. Retail Banking revenues of $638 million increased 1%, driven by higher deposit spreads, loan growth and improved mortgage margins, largely offset by the impact of the transfer of certain relationships and the associated deposit balances to Wealth.
For additional information on the results of operations of USPB in the first quarter of 2024, see “U.S. Personal Banking” below.

Wealth
Wealth net income was $150 million, compared to $159 million in the prior-year period, as lower revenues and higher expenses were largely offset by lower cost of credit. Wealth expenses increased 3% to $1.7 billion, driven by technology investments focused on risk and controls, as well as platform enhancements, partially offset by initial benefits from repositioning and restructuring actions. Cost of credit was a benefit of $170 million, compared to a benefit of $58 million in the prior-year period, as net credit losses were more than offset by a higher net ACL release, reflecting a change in ACL associated with the margin lending portfolio.
Wealth revenues of $1.7 billion decreased 4%, largely driven by a 13% decrease in net interest income from higher mortgage funding costs and lower deposit spreads, partially offset by an 11% increase in non-interest revenue, largely reflecting higher investment fee revenues.
For additional information on the results of operations of Wealth in the first quarter of 2024, see “Wealth” below.

All Other (Managed Basis)
All Other (managed basis) net loss of $457 million, compared to net income of $198 million in the prior-year period, was primarily driven by higher expenses, lower revenues and lower income tax benefits, partially offset by lower cost of credit. All Other (managed basis) expenses of $2.7 billion increased 18%, driven by the incremental FDIC special assessment and the restructuring charges, partially offset by lower expenses from the closed exits and wind-downs. Cost of credit of $185 million decreased 59%, largely driven by the absence of a net ACL build in the prior-year period, partially offset by higher net credit losses in Mexico Consumer.
All Other (managed basis) revenues decreased 9% from the prior-year period, primarily driven by higher funding costs in Corporate/Other.
Legacy Franchises (managed basis) revenues of $1.8 billion were largely unchanged from the prior-year period, as higher revenues in Mexico Consumer/SBMM (managed basis), mainly due to higher volumes and Mexican peso appreciation, were offset by lower revenues in Asia Consumer (managed basis), reflecting the impacts of the closed exits and wind-downs.
For additional information on the results of operations of All Other (managed basis) in the first quarter of 2024, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical, macroeconomic and regulatory challenges and uncertainties continue to adversely affect economic conditions in the U.S. and globally, including, among others, continued elevated interest rates and inflation, and economic and geopolitical challenges related to China, the Russia–Ukraine war and escalating conflicts in the Middle East. These and other factors have negatively impacted global economic growth rates and consumer sentiment and have resulted in a continued risk of recession in various regions and countries globally. In addition, these and other factors could adversely affect Citi’s customers, clients, businesses, funding costs, cost of credit and overall results of operations and financial condition during the remainder of 2024.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during 2024, see “First Quarter of 2024 Results Summary” above and each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2023 Form 10-K.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per share amounts	2024	2023	% Change
Net interest income	$13,507	$13,348	1%
Non-interest revenue	7,597	8,099	(6)
Revenues, net of interest expense	$21,104	$21,447	(2)%
Operating expenses	14,195	13,289	7
Provisions for credit losses and for benefits and claims	2,365	1,975	20
Income from continuing operations before income taxes	$4,544	$6,183	(27)%
Income taxes	1,136	1,531	(26)
Income from continuing operations	$3,408	$4,652	(27)%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—
Net income before attribution of noncontrolling interests	$3,407	$4,651	(27)%
Net income attributable to noncontrolling interests	36	45	(20)
Citigroup’s net income	$3,371	$4,606	(27)%
Earnings per share
Basic
Income from continuing operations	$1.60	$2.21	(28)%
Net income	1.59	2.21	(28)
Diluted
Income from continuing operations	$1.58	$2.19	(28)%
Net income	1.58	2.19	(28)
Dividends declared per common share	0.53	0.51	4
Common dividends	$1,030	$1,000	3%
Preferred dividends	279	277	1
Common share repurchases	500	—	NM

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	First Quarter
	2024	2023	% Change
At March 31:
Total assets	$2,432,510	$2,455,113	(1)%
Total deposits	1,307,163	1,330,459	(2)
Long-term debt	285,495	279,684	2
Citigroup common stockholders’ equity	188,985	188,050	—
Total Citigroup stockholders’ equity	206,585	208,295	(1)
Average assets	2,450,337	2,462,244	—
Direct staff (in thousands)	237	240	(1)%
Performance metrics
Return on average assets	0.55%	0.76%
Return on average common stockholders’ equity(1)	6.6	9.5
Return on average total stockholders’ equity(1)	6.6	9.2
Return on tangible common equity (RoTCE)(2)	7.6	10.9
Efficiency ratio (total operating expenses/total revenues, net)	67.3	62.0
Basel III ratios
CET1 Capital(3)	13.45%	13.44%
Tier 1 Capital(3)	15.11	15.31
Total Capital(3)	15.17	15.57
Supplementary Leverage ratio	5.84	5.96
Citigroup common stockholders’ equity to assets	7.77%	7.66%
Total Citigroup stockholders’ equity to assets	8.49	8.48
Dividend payout ratio(4)	34	23
Total payout ratio(5)	49	23
Book value per common share	$99.08	$96.59	3%
Tangible book value per share (TBVPS)(2)	86.67	84.21	3

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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	First Quarter
In millions of dollars	2024	2023	% Change
Services	$4,766	$4,394	8%
Markets	5,378	5,790	(7)
Banking	1,714	1,151	49
USPB	5,178	4,711	10
Wealth	1,695	1,766	(4)
All Other—managed basis(1)	2,385	2,617	(9)
All Other—divestiture-related impacts (Reconciling Items)(1)	(12)	1,018	NM
Total Citigroup net revenues	$21,104	$21,447	(2)%

INCOME

	First Quarter
In millions of dollars	2024	2023	% Change
Income (loss) from continuing operations
Services	$1,519	$1,309	16%
Markets	1,410	1,869	(25)
Banking	539	57	NM
USPB	347	402	(14)
Wealth	150	159	(6)
All Other—managed basis(1)	(463)	208	NM
All Other—divestiture-related impacts (Reconciling Items)(1)	(94)	648	NM
Income from continuing operations	$3,408	$4,652	(27)%
Discontinued operations	$(1)	$(1)	—%
Less: Net income attributable to noncontrolling interests	36	45	(20)
Citigroup’s net income	$3,371	$4,606	(27)%

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking within Legacy Franchises. The Reconciling Items are fully reflected in the various line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
NM Not meaningful

SELECT BALANCE SHEET ITEMS BY SEGMENT(1)—MARCH 31, 2024

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt(3)	Total Citigroup consolidated

Cash and deposits with banks, net of allowance	$13,766	$84,801	$373	$4,576	$1,765	$167,449	$—	$272,730
Securities borrowed and purchased under agreements to resell, net of allowance	6,630	336,860	33	—	400	341	—	344,264
Trading account assets	82	418,513	833	259	946	10,835	—	431,468
Investments, net of allowance	724	143,739	1,423	—	3	369,294	—	515,183
Loans, net of unearned income and allowance for credit losses on loans	80,104	117,618	85,986	190,963	148,386	33,225	—	656,282

Deposits	$787,431	$23,598	$653	$99,613	$323,162	$72,706	$—	$1,307,163
Securities loaned and sold under agreements to repurchase	907	295,746	1	—	196	2,537	—	299,387
Trading account liabilities	70	155,455	65	146	251	665	—	156,652
Short-term borrowings	51	27,898	2	—	1	3,958	—	31,910
Long-term debt(3)	—	96,620	—	—	456	21,695	166,724	285,495

(1)The information presented in the table above reflects select GAAP balance sheet items by reportable segment and component. This table does not include intersegment funding.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company items are recorded within All Other.
(3)The majority of long-term debt of Citigroup is reflected on the Citigroup parent company balance sheet (see Notes 18 and 28). Citigroup allocates stockholders’ equity and long-term debt to its businesses.

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
Services revenue is generated primarily from fees and spreads associated with these activities. Services earns fee income for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration and is recognized when the associated service is satisfied, which normally occurs at the point in time the service is requested by the client and provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues also include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At March 31, 2024, Services had $577 billion in assets and $787 billion in deposits. Securities Services managed $24.0 trillion in assets under custody and administration, of which Citi provided both custody and administrative services to certain clients related to $1.9 trillion of such assets.

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income (including dividends)	$3,317	$3,126	6%
Fee revenue
Commissions and fees	797	741	8
Fiduciary and administrative, and other	685	604	13
Total fee revenue	$1,482	$1,345	10%
Principal transactions	248	226	10
All other(1)	(281)	(303)	7
Total non-interest revenue	$1,449	$1,268	14%
Total revenues, net of interest expense	$4,766	$4,394	8%
Total operating expenses	$2,666	$2,409	11%
Net credit losses on loans	6	6	—
Credit reserve build (release) for loans	34	(72)	NM
Provision for credit losses on unfunded lending commitments	12	7	71
Provisions for credit losses on other assets and HTM debt securities	12	45	(73)
Provision (release) for credit losses	$64	$(14)	NM
Income from continuing operations before taxes	$2,036	$1,999	2%
Income taxes	517	690	(25)
Income from continuing operations	$1,519	$1,309	16%
Noncontrolling interests	25	13	92
Net income	$1,494	$1,296	15%
Balance Sheet data (in billions of dollars)
EOP assets	$577	$585	(1)%
Average assets	580	598	(3)
Efficiency ratio	56%	55%
Revenue by component
Net interest income	$2,723	$2,612	4%
Non-interest revenue	793	727	9
Treasury and Trade Solutions (TTS)	$3,516	$3,339	5%
Net interest income	$594	$514	16%
Non-interest revenue	656	541	21
Securities Services	$1,250	$1,055	18%
Total Services	$4,766	$4,394	8%

Revenue by geography
North America	$1,243	$1,205	3%
International	3,523	3,189	10
Total	$4,766	$4,394	8%
Key drivers(2)
Average loans by reporting unit (in billions of dollars)
TTS	$81	$78	4%
Securities Services	1	1	—
Total	$82	$79	4%
ACLL as a percentage of EOP loans(3)	0.54%	0.36%
Average deposits by reporting unit and selected component (in billions of dollars)
TTS	$684	$705	(3)%
Securities Services	124	125	(1)
Total	$808	$830	(3)%

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
NM Not meaningful

1Q24 vs. 1Q23
Net income of $1.5 billion increased 15%, primarily driven by higher revenue, partially offset by higher expenses and cost of credit.
Revenues increased 8%, driven by higher revenues in both TTS and Securities Services, largely driven by both net interest income and non-interest revenue growth.
TTS revenues increased 5%, reflecting 4% growth in net interest income and 9% increase in non-interest revenue. The increase in net interest income was primarily driven by higher spreads, partially offset by lower deposits. The growth in non-interest revenue was largely driven by continued strength across underlying fee drivers, including higher cross-border flows (up 9%), U.S. dollar clearing volumes (up 3%) and commercial card spend (up 5%). Average deposits were down 3%, as the impact of quantitative tightening more than offset new client acquisitions and deepening with existing clients.
Securities Services revenues increased 18%, due to 16% growth in net interest income, driven by higher deposit spreads, and 21% growth in non-interest revenue. The increase in non-interest revenue was driven by fee growth, primarily due to higher AUC/AUA balances from higher market valuations, as well as new client onboarding along with continued elevated levels of corporate activity in Issuer Services.
Expenses were up 11%, primarily driven by investments in technology, other risk and controls and product innovation.
Provisions were $64 million, compared to $(14) million in the prior-year period, primarily driven by an ACL build for loans, compared to a release in the prior-year period.
The net ACL build was primarily due to changes in loan portfolio mix. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Services’ deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to Services’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

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

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income (including dividends)	$1,713	$1,562	10%
Fee revenue
Brokerage and fees	336	385	(13)
Investment banking fees(1)	95	89	7
Other(2)	62	40	55
Total fee revenue	$493	$514	(4)%
Principal transactions	3,178	3,889	(18)
All other(3)	(6)	(175)	97
Total non-interest revenue	$3,665	$4,228	(13)%
Total revenues, net of interest expense(3)	$5,378	$5,790	(7)%
Total operating expenses	$3,380	$3,162	7%
Net credit losses (recoveries) on loans	78	4	NM
Credit reserve build (release) for loans	120	64	88
Provision (release) for credit losses on unfunded lending commitments	(1)	(4)	75
Provisions for credit losses for other assets and HTM debt securities	3	19	(84)
Provision (release) for credit losses	$200	$83	NM
Income (loss) from continuing operations before taxes	$1,798	$2,545	(29)%
Income taxes (benefits)	388	676	(43)
Income (loss) from continuing operations	$1,410	$1,869	(25)%
Noncontrolling interests	15	21	(29)
Net income (loss)	$1,395	$1,848	(25)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,037	$1,020	2%
Average assets	1,048	1,004	4
Efficiency ratio	63%	55%
Revenue by component
Fixed Income markets	$4,151	$4,623	(10)%
Equity markets	1,227	1,167	5
Total	$5,378	$5,790	(7)%

Rates and currencies	$2,799	$3,551	(21)%
Spread products/other fixed income	1,352	1,072	26
Total Fixed Income markets revenues	$4,151	$4,623	(10)%
Revenue by geography
North America	$2,087	$2,062	1%
International	3,291	3,728	(12)
Total	$5,378	$5,790	(7)%
Key drivers(4) (in billions of dollars)
Average loans	$120	$111	8%
NCLs as a percentage of average loans	0.26%	0.01%
ACLL as a percentage of EOP loans(5)	0.85%	0.66%
Average trading account assets	$408	$350	17
Average deposits	24	23	4

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
NM Not meaningful

1Q24 vs. 1Q23
Net income of $1.4 billion decreased 25%, primarily driven by lower revenues, higher expenses and higher cost of credit.
Revenues decreased 7%, primarily driven by lower Fixed Income markets revenues, partially offset by higher Equity markets revenues.
Fixed Income markets revenues decreased 10%, reflecting a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 21%, largely reflecting lower volatility, decreased institutional client activity and a strong prior-year performance. Spread products and other fixed income revenues increased 26%, driven by spread products, primarily due to increased client activity, particularly in asset-backed lending. The increase was partially offset by a decline in commodities revenues.
Equity markets revenues increased 5%, driven by growth in cash equity trading, due to higher volumes and increased trading activity, and higher equity derivatives revenues, due to increased corporate client activity. Equity markets also continued to experience an increase in prime balances.
Expenses increased 7%, primarily driven by the absence of a legal reserve release in the prior-year period.
Provisions were $200 million, compared to $83 million in the prior-year period, driven by a net ACL build of $122 million, compared to $79 million in the prior-year period, and net credit losses of $78 million, compared to $4 million in the prior-year period. The net ACL build was primarily driven by changes in macroeconomic variable assumptions related to loans in spread products. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Markets’ deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to Markets’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

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
Banking revenues include revenues earned by Citi that are subject to a revenue sharing arrangement for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At March 31, 2024, Banking had $152 billion in assets including $87 billion in loans, and $0.7 billion in deposits.

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income (including dividends)	$574	$500	15%
Fee revenue
Investment banking fees(1)	977	740	32
Other	42	42	—
Total fee revenue	$1,019	$782	30%
Principal transactions	(227)	(335)	32
All other(2)	348	204	71
Total non-interest revenue	$1,140	$651	75%
Total revenues, net of interest expense	1,714	1,151	49
Total operating expenses	$1,184	$1,236	(4)%
Net credit losses on loans	66	12	NM
Credit reserve build (release) for loans	(89)	(50)	(78)
Provision (release) for credit losses on unfunded lending commitments	(96)	(171)	44
Provisions (releases) for credit losses for other assets and HTM debt securities	(10)	86	NM
Provisions (releases) for credit losses	$(129)	$(123)	(5)%
Income (loss) from continuing operations before taxes	$659	$38	NM
Income taxes (benefits)	120	(19)	NM
Income (loss) from continuing operations	$539	$57	NM
Noncontrolling interests	3	2	50%
Net income (loss)	$536	$55	NM
Balance Sheet data (in billions of dollars)
EOP assets	$152	$148	3%
Average assets	155	157	(1)
Efficiency ratio	69%	107%
Revenue by component
Total Investment Banking	$903	$667	35%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	915	683	34
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$1,818	$1,350	35%
Gain (loss) on loan hedges(2)(3)	(104)	(199)	48
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$1,714	$1,151	49%
Business metrics—investment banking fees
Advisory	$230	$276	(17)%
Equity underwriting (Equity Capital Markets (ECM))	171	109	57
Debt underwriting (Debt Capital Markets (DCM))	576	355	62
Total	$977	$740	32%

Revenue by geography
North America	$751	$370	NM
International	963	781	23%
Total	$1,714	$1,151	49%
Key drivers(4) (in billions of dollars)
Average loans	$89	$95	(6)%
NCLs as a percentage of average loans	0.30%	0.05%
ACLL as a percentage of EOP loans(5)	1.47%	1.84%
Average deposits	$1	$1	—

(1)    Investment banking fees are primarily composed of underwriting, advisory, loan syndication structuring and other related financing activity.
(2)    Includes revenues earned by Citi that are subject to a revenue sharing arrangement with Investment Banking, Markets and Services products sold to Corporate Lending clients.
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

1Q24 vs. 1Q23
Net income was $536 million, compared to net income of $55 million in the prior-year period, driven by higher revenues and lower expenses.
Revenues increased 49% (including losses on loan hedges), primarily reflecting higher Investment Banking revenues, driven by recovery of the global investment banking wallet, higher revenues in Corporate Lending and lower losses on loan hedges ($104 million loss versus $199 million loss in the prior-year period). Excluding the impact of losses on loan hedges, Banking revenues increased 35%.
Investment Banking revenues increased 35%, driven by the DCM and ECM businesses, as improved market sentiment led to an increase in issuance activity. DCM underwriting fees increased 62%, driven by elevated debt issuance activity, particularly investment grade. ECM underwriting fees increased 57%, primarily driven by an increase in convertibles issuance. The increase in DCM and ECM underwriting fees was partially offset by lower Advisory fees (down 17%), driven by the impact of low merger activity announced in the second half of 2023.
Corporate Lending revenues increased 68%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 34%, largely driven by higher revenue share.
Expenses decreased 4%, primarily driven by benefits from repositioning actions and other actions to lower the expense base, partially offset by business-led investments.
Provisions reflected a benefit of $129 million, compared to a benefit of $123 million in the prior-year period. Net credit losses increased to $66 million, compared to $12 million in the prior-year period. The net ACL release was $195 million, compared to a net release of $135 million in the prior-year period, primarily driven by changes in portfolio composition. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Banking’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to Banking’s future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

U.S. PERSONAL BANKING

U.S. Personal Banking (USPB) includes Branded Cards and Retail Services, with proprietary card portfolios (Value, Rewards and Cash) and co-branded card portfolios (including Costco and American Airlines) within Branded Cards, and co-brand and private label relationships within Retail Services (including, among others, Best Buy, The Home Depot, Macy’s and Sears). USPB also includes Retail Banking, which provides traditional banking services to retail and small business customers.
At March 31, 2024, USPB had 645 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Miami and Washington, D.C. USPB had $159 billion in outstanding credit card balances, $100 billion in deposits, $41 billion in mortgages and $5 billion in personal and small business loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income	$5,226	$4,854	8%
Fee revenue
Interchange fees	2,352	2,277	3
Card rewards and partner payments	(2,580)	(2,590)	—
Other	105	104	1
Total fee revenue	$(123)	$(209)	41%
All other	75	66	14
Total non-interest revenue	$(48)	$(143)	66%
Total revenues, net of interest expense	5,178	4,711	10
Total operating expenses	$2,519	$2,529	—%
Net credit losses on loans	1,864	1,074	74
Credit reserve build (release) for loans	337	576	(41)
Provision for credit losses on unfunded lending commitments	—	—	—
Provisions for benefits and claims (PBC), and other assets	3	(1)	NM
Provisions for credit losses and PBC	$2,204	$1,649	34%
Income from continuing operations before taxes	$455	$533	(15)%
Income taxes	108	131	(18)
Income from continuing operations	$347	$402	(14)%
Noncontrolling interests	—	—	—
Net income	$347	$402	(14)%
Balance Sheet data (in billions of dollars)
EOP assets	$237	$228	4%
Average assets	233	231	1
Efficiency ratio	49%	54%
Revenue by component
Branded Cards	$2,640	$2,472	7%
Retail Services	1,900	1,610	18
Retail Banking	638	629	1
Total	$5,178	$4,711	10%
Average loans and deposits (in billions of dollars)
Average loans	$204	$184	11%
ACLL as a percentage of EOP loans(1)	6.58%	6.62%
Average deposits	100	111	(10)

(1)    Excludes loans that are carried at fair value for all periods.
NM Not meaningful

1Q24 vs. 1Q23
Net income was $347 million, compared to $402 million in the prior-year period, reflecting higher cost of credit, partially offset by higher revenues.
Revenues increased 10%, due to higher net interest income (up 8%), largely driven by strong loan growth in cards, as well as higher non-interest revenue (up 66%). The increase in non-interest revenue was largely driven by lower partner payments in Retail Services, due to higher net credit losses.
Cards revenues increased 11%. Branded Cards revenues increased 7%, primarily driven by the higher net interest income, reflecting the strong loan growth. Branded Cards average loans increased 11%, reflecting the higher card spend volumes and lower card payment rates. Branded Cards card spend volumes increased 4%, driven by more affluent customers.
Retail Services revenues increased 18%, primarily driven by higher non-interest revenue due to the lower partner payments, driven by higher net credit losses (see “Provisions” below and Note 5), as well as higher net interest income on higher loan balances. Retail Services average loans increased 6%, largely reflecting lower card payment rates, and credit card spend volumes decreased 4%, primarily due to lower in-store foot traffic.
Retail Banking revenues increased 1%, primarily driven by the higher deposit spreads, loan growth and improved mortgage margins, largely offset by the impact of the transfer of certain relationships and the associated deposit balances to Wealth. Average mortgage loans increased 18%, primarily driven by lower refinancings due to high interest rates and mortgage originations exceeding prepayments. Average deposits decreased 10%, largely reflecting the transfer of certain relationships and the associated deposit balances to Wealth ($16 billion over the last 12 months).
Expenses were largely unchanged, as lower compensation costs were offset by higher repositioning costs and volume-related expenses.
Provisions were $2.2 billion, compared to $1.6 billion in the prior-year period, largely driven by higher net credit losses, partially offset by a lower ACL build for loans. Net credit losses increased 74%, primarily reflecting the continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus, as well as macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios. Branded Cards net credit losses were up 87% to $1 billion and Retail Services net credit losses were up 65% to $0.8 billion.
The net ACL build was $0.3 billion, compared to $0.6 billion in the prior-year period. The net ACL build in the current quarter primarily reflected the impact of macroeconomic pressures related to the higher inflationary and interest rate environment and the seasonal mix shift from transactors to revolvers, partially offset by lower end-of-period cards balances. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

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
At March 31, 2024, Wealth had $323 billion in deposits and $149 billion in loans, including $90 billion in mortgage loans, $27 billion in margin loans, $27 billion in personal and small business loans and $5 billion in outstanding credit card balances. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income	$979	$1,121	(13)%
Fee revenue
Commissions and fees	344	305	13
Other	232	174	33
Total fee revenue	$576	$479	20%
All other	140	166	(16)
Total non-interest revenue	$716	$645	11%
Total revenues, net of interest expense	1,695	1,766	(4)
Total operating expenses	$1,668	$1,626	3%
Net credit losses on loans	29	20	45
Credit reserve build (release) for loans	(190)	(69)	NM
Provision (release) for credit losses on unfunded lending commitments	(8)	(6)	(33)
Provisions for benefits and claims (PBC), and other assets	(1)	(3)	67
Provisions (releases) for credit losses and PBC	$(170)	$(58)	NM
Income from continuing operations before taxes	$197	$198	(1)%
Income taxes	47	39	21
Income from continuing operations	$150	$159	(6)%
Noncontrolling interests	—	—	—
Net income	$150	$159	(6)%
Balance Sheet data (in billions of dollars)
EOP assets	$230	$258	(11)%
Average assets	238	261	(9)
Efficiency ratio	98%	92%
Revenue by component
Private Bank	$571	$568	1%
Wealth at Work	181	193	(6)
Citigold	943	1,005	(6)
Total	$1,695	$1,766	(4)%
Revenue by geography
North America	$773	$900	(14)%
International	922	866	6
Total	$1,695	$1,766	(4)%
Key drivers(1) (in billions of dollars)
EOP client balances
Client investment assets(2)	$515	$459	12%
Deposits	323	322	—
Loans	149	150	(1)
Total	$987	$931	6%
ACLL as a percentage of EOP loans	0.39%	0.52%

(1)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.

(2)    Includes assets under management, and trust and custody assets.
NM Not meaningful

1Q24 vs. 1Q23
Net income of $150 million compared to $159 million in the prior-year period, as lower revenues and higher expenses were largely offset by lower cost of credit.
Revenues decreased 4%, largely driven by lower net interest income (down 13%), due to lower deposit spreads and higher mortgage funding costs. The decrease in revenues was partially offset by an increase in non-interest revenue (up 11%), largely driven by higher investment fee revenues.
Client balances increased 6%, primarily driven by higher client investment assets (up 12%) across regions, reflecting the benefit of higher market valuations and net new investment asset flows.
Average loans were largely unchanged, as the business continued to optimize regulatory capital usage. Average deposits decreased 1%, primarily reflecting lower deposits in Private Bank and Wealth at Work and the continued transfers to higher-yielding investments on Citi’s platform. This decrease in deposits was largely offset by the transfer of certain relationships and the associated deposit balances from USPB ($16 billion over the last 12 months).
Private Bank revenues increased 1%, primarily driven by improved deposit spreads and investment fee revenues, largely offset by higher mortgage funding costs.
Wealth at Work revenues decreased 6%, driven by the lower deposit spreads and the higher mortgage funding costs, partially offset by the higher investment fee revenues.
Citigold revenues decreased 6%, driven by the lower deposit spreads, partially offset by the higher investment fee revenues and higher deposit volumes.
Expenses increased 3%, primarily driven by technology investments focused on risk and controls and platform enhancements, partially offset by initial benefits from repositioning and restructuring actions.
Provisions were a benefit of $170 million, compared to a benefit of $58 million in the prior-year period, largely driven by a higher net ACL release.
The higher net ACL release was primarily driven by a change in ACL associated with the margin lending portfolio. For additional information on Citi's ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

All Other includes activities not assigned to the reportable operating segments (Services, Markets, Banking, USPB and Wealth), including Legacy Franchises and Corporate/Other. For additional information about Legacy Franchises and Corporate/Other, see “All Other (Managed Basis)” below.
All Other (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking, within Legacy Franchises. Legacy Franchises (managed basis) results also exclude these divestiture-related impacts. Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).
The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are fully reflected on each respective line item in Citi’s Consolidated Statement of Income.

	First Quarter
	2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$1,698	$—	$1,698	$2,185	$—	$2,185
Non-interest revenue	675	(12)	687	1,450	1,018	432
Total revenues, net of interest expense	$2,373	$(12)	$2,385	$3,635	$1,018	$2,617
Total operating expenses	$2,778	$110	$2,668	$2,327	$73	$2,254
Net credit losses on loans	260	11	249	186	(12)	198
Credit reserve build (release) for loans	(93)	—	(93)	(14)	3	(17)
Provision for credit losses on unfunded lending commitments	(5)	—	(5)	(20)	1	(21)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	34	—	34	286	—	286
Provisions (benefits) for credit losses and PBC	$196	$11	$185	$438	$(8)	$446
Income (loss) from continuing operations before taxes	$(601)	$(133)	$(468)	$870	$953	$(83)
Income taxes (benefits)	(44)	(39)	(5)	14	305	(291)
Income (loss) from continuing operations	$(557)	$(94)	$(463)	$856	$648	$208
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests	(7)	—	(7)	9	—	9
Net income (loss)	$(551)	$(94)	$(457)	$846	$648	$198
Asia Consumer revenues	$242	$(12)	$254	$1,521	$1,018	$503

(1)    The first quarter of 2024 includes approximately $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The first quarter of 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

ALL OTHER—Managed Basis

At March 31, 2024, All Other (managed basis) had $200 billion in assets, primarily related to Mexico Consumer/SBMM and Asia Consumer reported within Legacy Franchises (managed basis), as well as Corporate Treasury investment securities and the Company’s deferred tax assets (DTAs) reported within Corporate/Other.

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
Legacy Franchises (managed basis) also included the following four Asia Consumer businesses prior to their sales: India and Vietnam, until their closings in March 2023; Taiwan, until its closing in August 2023; and Indonesia until its closing in November 2023.
Citi has continued to make progress on its wind-downs in China, Korea and Russia, including in October 2023, when Citi announced the signing of an agreement to sell its onshore consumer wealth business in China. In addition, Citi has restarted the sales process of its consumer banking business in Poland. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Risk Factors” in Citi’s 2023 Form 10-K.
At March 31, 2024, on a combined basis, Legacy Franchises (managed basis) had 1,343 retail branches, $20 billion in retail banking loans and $50 billion in deposits. In addition, Legacy Franchises (managed basis) had $9 billion in outstanding card loan balances, while Mexico SBMM had $6 billion in outstanding corporate loan balances.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

	First Quarter
In millions of dollars, except as otherwise noted	2024	2023	% Change
Net interest income	$1,698	$2,185	(22)%
Non-interest revenue	687	432	59
Total revenues, net of interest expense	$2,385	$2,617	(9)%
Total operating expenses	$2,668	$2,254	18%
Net credit losses on loans	249	198	26
Credit reserve build (release) for loans	(93)	(17)	NM
Provision (release) for credit losses on unfunded lending commitments	(5)	(21)	76
Provisions for benefits and claims (PBC), other assets and HTM debt securities	34	286	(88)
Provisions for credit losses and PBC	$185	$446	(59)%
Income (loss) from continuing operations before taxes	$(468)	$(83)	NM
Income taxes (benefits)	(5)	(291)	98%
Income (loss) from continuing operations	$(463)	$208	NM
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—%
Noncontrolling interests	(7)	9	NM
Net income (loss)	$(457)	$198	NM
Balance Sheet data (in billions of dollars)
EOP assets	$200	$216	(7)%
Average assets	196	211	(7)
Revenue by reporting unit and component
Mexico Consumer/SBMM	$1,571	$1,294	21%
Asia Consumer	254	503	(50)
Legacy Holdings Assets	(11)	8	NM
Corporate/Other	571	812	(30)
Total	$2,385	$2,617	(9)%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$26.0	$22.0	18%
EOP deposits	41.0	36.7	12
Average loans	25.0	20.8	20
NCLs as a percentage of average loans (Mexico Consumer only)	4.67%	3.87%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.32	1.24
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.33	1.26
Asia Consumer—key indicators(1) (in billions of dollars)
EOP loans	$6.5	$10.0	(35)%
EOP deposits	9.0	14.4	(38)
Average loans	6.9	12.1	(43)
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.3	$2.8	(18)%

(1)    The key indicators for Asia Consumer reflect the reclassification of loans and deposits to Other assets and Other liabilities under HFS accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

1Q24 vs. 1Q23
Net loss was $457 million, compared to net income of $198 million in the prior-year period, driven by higher expenses, lower revenues and lower income tax benefits, partially offset by lower cost of credit.
All Other (managed basis) revenues decreased 9%, driven by lower revenues in Corporate/Other.
Legacy Franchises (managed basis) revenues were largely unchanged, as higher revenues in Mexico Consumer/SBMM (managed basis) were offset by lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM (managed basis) revenues increased 21%, as cards revenues in Mexico Consumer increased 27%, SBMM revenues increased 28% and retail banking revenues increased 18%, mainly due to higher deposit and loan volumes and Mexican peso appreciation.
Asia Consumer (managed basis) revenues decreased 50%, primarily driven by the closed exits and wind-downs.
Corporate/Other revenues decreased to $571 million, compared to $812 million in the prior-year period, driven by higher cost of funds.
Expenses increased 18%, primarily driven by the incremental FDIC special assessment and the restructuring charges (see Note 9), partially offset by lower expenses from closed exits and wind-downs.
Provisions were $185 million, compared to $446 million in the prior-year period, largely driven by the absence of a net ACL build in the prior-year period, partially offset by higher net credit losses. Net credit losses increased 26%, primarily driven by higher lending volumes in Mexico Consumer.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2023 Form 10-K.
During the first quarter of 2024, Citi returned a total of $1.5 billion of capital to common shareholders in the form of $1.0 billion in dividends and $0.5 billion in share repurchases (approximately 8 million common shares). For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.53 per share for the first quarter of 2024, and on April 3, 2024, declared common dividends of $0.53 per share for the second quarter of 2024. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval. In addition, as previously announced, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Regulatory Capital Standards and Developments” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.5% as of March 31, 2024, compared to 13.4% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 12.3% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.0% as of March 31, 2024, compared to 12.1% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio increased under the Standardized Approach from December 31, 2023, driven primarily by net income and a decrease in Standardized Approach RWA, partially offset by the return of capital to common shareholders and higher deferred tax assets. Citi’s CET1 Capital ratio decreased under the Advanced Approaches from December 31, 2023, driven primarily by the return of capital to common shareholders, an increase in Advanced Approaches RWA and higher deferred tax assets, partially offset by net income.
Stress Capital Buffer
As of October 1, 2023, Citi’s required regulatory CET1 Capital ratio increased to 12.3% from 12.0% under the Standardized Approach, incorporating the 4.3% Stress Capital Buffer (SCB) through September 30, 2024 and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) was unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2023 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of March 31, 2024 and December 31, 2023:

	Advanced Approaches		Standardized Approach(1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
CET1 Capital ratio(2)	10.5%	10.5%	12.3%	12.3%
Tier 1 Capital ratio(2)	12.0	12.0	13.8	13.8
Total Capital ratio(2)	14.0	14.0	15.8	15.8

(1)As of October 1, 2023, Citi’s required regulatory CET1 Capital ratio increased from 12.0% to 12.3% under the Standardized Approach, incorporating the 4.3% SCB and its GSIB surcharge of 3.5%.
(2)Citi’s required risk-based capital ratios included the 4.3% SCB and 3.5% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge under the Advanced Approaches (all of which must be composed of CET1 Capital). See “Stress Capital Buffer” above for more information.

The following tables present Citi’s capital components and ratios as of March 31, 2024 and December 31, 2023:

	Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
CET1 Capital(1)	$153,142	$153,595	$153,142	$153,595
Tier 1 Capital(1)	172,065	172,504	172,065	172,504
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	194,366	191,919	203,092	201,768
Total Risk-Weighted Assets	1,281,086	1,268,723	1,138,546	1,148,608
Credit Risk(1)	$909,459	$910,226	$1,076,766	$1,087,019
Market Risk	61,270	61,194	61,780	61,589
Operational Risk	310,357	297,303	—	—
CET1 Capital ratio(2)	11.95%	12.11%	13.45%	13.37%
Tier 1 Capital ratio(2)	13.43	13.60	15.11	15.02
Total Capital ratio(2)	15.17	15.13	17.84	17.57

In millions of dollars, except ratios	Required Capital Ratios	March 31, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(1)(3)		$2,412,267	$2,394,272
Total Leverage Exposure(1)(4)		2,948,323	2,964,954
Leverage ratio	4.0%	7.13%	7.20%
Supplementary Leverage ratio	5.0	5.84	5.82

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2023 Form 10-K.
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

As indicated in the table above, Citigroup’s capital ratios at March 31, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of March 31, 2024.

Components of Citigroup Capital

In millions of dollars	March 31, 2024	December 31, 2023
CET1 Capital
Citigroup common stockholders’ equity(1)	$189,059	$187,937
Add: Qualifying noncontrolling interests	159	153
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	757	1,514
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(914)	(1,406)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,031)	(410)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,647	18,778
Identifiable intangible assets other than MSRs, net of related DTLs	3,258	3,349
Less: Defined benefit pension plan net assets and other	1,386	1,317
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,936	12,075
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	3,551	2,306
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$153,142	$153,595
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,526	$17,516
Qualifying trust preferred securities(6)	1,416	1,413
Qualifying noncontrolling interests	30	29
Regulatory capital deductions:
Less: Other	49	49
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$18,923	$18,909
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$172,065	$172,504
Tier 2 Capital
Qualifying subordinated debt	$18,002	$16,137
Qualifying noncontrolling interests	38	37
Eligible allowance for credit losses(2)(7)	13,604	13,703
Regulatory capital deduction:
Less: Other	617	613
Total Tier 2 Capital (Standardized Approach)	$31,027	$29,264
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$203,092	$201,768
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,726)	$(9,849)
Total Tier 2 Capital (Advanced Approaches)	$22,301	$19,415
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$194,366	$191,919

(1)Issuance costs of $74 million and $84 million related to outstanding noncumulative perpetual preferred stock at March 31, 2024 and December 31, 2023, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2023 Form 10-K.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi’s $29.9 billion of net DTAs at March 31, 2024, $11.9 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.6 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of March 31, 2024. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.

Footnotes continue on the following page

(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2024 and December 31, 2023, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $4.9 billion and $3.9 billion at March 31, 2024 and December 31, 2023, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2024
CET1 Capital, beginning of period	$153,595
Net income	3,371
Common and preferred dividends declared	(1,309)
Treasury stock	373
Common stock and additional paid-in capital	(373)
CTA net of hedges, net of tax	(1,053)
Unrealized gains (losses) on debt securities AFS, net of tax	100
Defined benefit plans liability adjustment, net of tax	77
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	59
Other Accumulated other comprehensive income (loss) (AOCI)	17
Goodwill, net of related DTLs	131
Identifiable intangible assets other than MSRs, net of related DTLs	91
Defined benefit pension plan net assets	(41)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	139
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(1,245)
CECL transition provision	(757)
Other	(33)
Net change in CET1 Capital	$(453)
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$153,142
Additional Tier 1 Capital, beginning of period	$18,909
Qualifying perpetual preferred stock	10
Qualifying trust preferred securities	3
Other	1
Net change in Additional Tier 1 Capital	$14
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$172,065
Tier 2 Capital, beginning of period (Standardized Approach)	$29,264
Qualifying subordinated debt	1,865
Eligible allowance for credit losses	(99)
Other	(3)
Net change in Tier 2 Capital (Standardized Approach)	$1,763
Tier 2 Capital, end of period (Standardized Approach)	$31,027
Total Capital, end of period (Standardized Approach)	$203,092
Tier 2 Capital, beginning of period (Advanced Approaches)	$19,415
Qualifying subordinated debt	1,865
Excess of eligible credit reserves over expected credit losses	1,024
Other	(3)
Net change in Tier 2 Capital (Advanced Approaches)	$2,886
Tier 2 Capital, end of period (Advanced Approaches)	$22,301
Total Capital, end of period (Advanced Approaches)	$194,366
(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2024
Total Risk-Weighted Assets, beginning of period	$1,148,608
General credit risk exposures(1)	(14,595)
Derivatives(2)	(2,038)
Repo-style transactions(3)	5,719
Securitization exposures	284
Equity exposures	1,077
Other exposures	(700)
Net decrease in Credit Risk-Weighted Assets	$(10,253)
Net increase in Market Risk-Weighted Assets	$191
Total Risk-Weighted Assets, end of period	$1,138,546

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended March 31, 2024, primarily due to a decrease in lending exposures and card activities.
(2)Derivatives decreased during the three months ended March 31, 2024, mainly driven by a decrease in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months ended March 31, 2024, primarily driven by increased business activities.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2024
Total Risk-Weighted Assets, beginning of period	$1,268,723
General credit risk exposures(1)	(4,218)
Derivatives(2)	(4,713)
Repo-style transactions(3)	5,509
Securitization exposures	1,089
Equity exposures	1,122
Other exposures	444
Net decrease in Credit Risk-Weighted Assets	$(767)
Net increase in Market Risk-Weighted Assets	$76
Net increase in Operational Risk-Weighted Assets(4)	$13,054
Total Risk-Weighted Assets, end of period	$1,281,086

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended March 31, 2024, primarily due to a decrease in lending exposures.
(2)Derivatives decreased during the three months ended March 31, 2024, mainly driven by a decrease in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months ended March 31, 2024, primarily driven by increased business activities.
(4)Operational risk increased during the three months ended March 31, 2024, primarily due to model parameter updates.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of March 31, 2024 and December 31, 2023:

In millions of dollars, except ratios	March 31, 2024	December 31, 2023
Tier 1 Capital	$172,065	$172,504
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,451,094	$2,432,146
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	147,654	164,148
Effective notional of sold credit derivatives, net(4)	38,935	33,817
Counterparty credit risk for repo-style transactions(5)	20,118	22,510
Other off-balance sheet exposures	329,349	350,207
Total of certain off-balance sheet exposures	$536,056	$570,682
Less: Tier 1 Capital deductions	38,827	37,874
Total Leverage Exposure	$2,948,323	$2,964,954
Supplementary Leverage ratio	5.84%	5.82%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2023 Form 10-K.
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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at March 31, 2024 and December 31, 2023. The ratio increased slightly from the fourth quarter of 2023.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of March 31, 2024 and December 31, 2023:

		Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
CET1 Capital(2)		$149,078	$147,109	$149,078	$147,109
Tier 1 Capital(2)		151,208	149,238	151,208	149,238
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		163,065	160,706	170,433	168,571
Total Risk-Weighted Assets		1,062,119	1,057,194	971,207	983,960
Credit Risk(2)		$768,968	$769,940	$927,542	$937,319
Market Risk		43,619	46,540	43,665	46,641
Operational Risk		249,532	240,714	—	—
CET1 Capital ratio(4)(5)	7.0%	14.04%	13.92%	15.35%	14.95%
Tier 1 Capital ratio(4)(5)	8.5	14.24	14.12	15.57	15.17
Total Capital ratio(4)(5)	10.5	15.35	15.20	17.55	17.13

In millions of dollars, except ratios	Required Capital Ratios	March 31, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(2)(6)		$1,680,951	$1,666,609
Total Leverage Exposure(2)(7)		2,151,044	2,166,334
Leverage ratio(5)	5.0%	9.00%	8.95%
Supplementary Leverage ratio(5)	6.0	7.03	6.89

(1)Citibank’s required risk-based capital ratios are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of CET1 Capital).
(2)Citibank’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2023 Form 10-K.
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

As presented in the table above, Citibank’s capital ratios at March 31, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of March 31, 2024.
Citibank’s Supplementary Leverage ratio was 7.0% at March 31, 2024, compared to 6.9% at December 31, 2023. The quarter-over-quarter increase was primarily driven by net income in the first quarter of 2024 and a decrease in Total Leverage Exposure, partially offset by adverse net movements in AOCI.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2024. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.0	0.8	1.2
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.4
Standardized Approach	1.0	1.6	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At March 31, 2024, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $19 billion, which exceeded the minimum requirement by $14 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at March 31, 2024, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2024.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	March 31, 2024
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$334	$151
% of Advanced Approaches risk- weighted assets	26.1%	11.8%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$46	$29
% of Total Leverage Exposure	11.3%	5.1%
Regulatory requirement	9.5	4.5
Surplus amount	$54	$18

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of March 31, 2024, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $18 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2023 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of March 31, 2024:

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.3%	11.88%	13.37%	7.0%	13.97%	15.28%
Tier 1 Capital ratio	12.0	13.8	13.36	15.03	8.5	14.17	15.50
Total Capital ratio	14.0	15.8	15.12	17.76	10.5	15.29	17.48

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.09%	5.0%	8.96%
Supplementary Leverage ratio	5.0	5.80	6.0	7.00

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
The capital proposal would maintain the current capital rule’s dual-requirement structure for risk-weighted assets, but would eliminate the use of internal models to calculate credit risk and operational risk components of risk-weighted assets. The capital proposal would also replace the current market risk framework with a new standardized methodology and a new models-based methodology for calculating risk-weighted assets for market risk. Large banking organizations, such as Citi, would be required to calculate their risk-based capital ratios under both the new expanded risk-based approach and the Standardized Approach and use the lower of the two for each risk-based capital ratio for determining the binding constraints.
The expanded risk-based approach is designed to align with the international capital standards adopted by the Basel Committee on Banking Supervision (Basel Committee). The Basel Committee finalized the Basel III reforms in December 2017, which included revisions to the methodologies to determine credit, market and operational risk-weighted asset amounts.
If adopted as proposed, the capital proposal’s impact on risk-weighted asset amounts would also affect several other requirements including TLAC, external long-term debt and the short-term wholesale funding score included in the GSIB surcharge under method 2 (see “GSIB Surcharge” below). The proposal has a three-year transition period that would begin on July 1, 2025. If finalized as proposed, the capital proposal would materially increase Citi’s required regulatory capital.
For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.
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

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). Return on tangible common equity (RoTCE) represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share (TBVPS) represents average TCE divided by average common shares outstanding. Other companies may calculate these measures differently. TCE, RoTCE and TBVPS are non-GAAP financial measures. Citi believes TCE, TBVPS and RoTCE provide alternative measures of returns, capital strength and performance for investors, industry analysts and others.

In millions of dollars or shares, except per share amounts	March 31, 2024	December 31, 2023
Total Citigroup stockholders’ equity	$206,585	$205,453
Less: Preferred stock	17,600	17,600
Common stockholders’ equity	$188,985	$187,853
Less:
Goodwill	20,042	20,098
Identifiable intangible assets (other than MSRs)	3,636	3,730
Tangible common equity (TCE)	$165,307	$164,025
Common shares outstanding (CSO)	1,907.4	1,903.1
Book value per share (common stockholders’ equity/CSO)	$99.08	$98.71
Tangible book value per share (TCE/CSO)	86.67	86.19

	Three Months Ended March 31,
In millions of dollars	2024	2023
Net income available to common shareholders	$3,092	$4,329
Average common stockholders’ equity	188,001	184,107
Less:
Average goodwill	19,652	18,770
Average intangible assets (other than MSRs)	3,683	3,869
Average goodwill and identifiable intangible assets (other than MSRs) related to assets HFS	—	418
Average TCE	$164,666	$161,050
Return on average common stockholders’ equity	6.6%	9.5%
RoTCE	7.6	10.9

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s
Investor Relations website.

MANAGING GLOBAL RISK

For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition and the key Leadership Principles that support it, as well as Citi’s risk appetite. For more information on managing global risk at Citi, see “Managing Global Risk” in Citi’s 2023 Form 10-K.

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2023 Form 10-K.

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	1Q24	4Q23	1Q23
Services	$82	$83	$79
Markets	120	115	111
Banking	89	89	95
USPB
Branded Cards	$108	$107	$97
Retail Services	52	52	49
Retail Banking	44	43	38
Total USPB	$204	$202	$184
Wealth	$150	$150	$150
All Other	$34	$36	$35
Total Citigroup loans (AVG)	$679	$675	$654
Total Citigroup loans (EOP)	$675	$689	$652

End-of-period loans increased 3% year-over-year, largely reflecting growth in cards in USPB and Markets. End-of-period loans decreased 2% sequentially, primarily driven by seasonality in USPB.
On an average basis, loans increased 4% year-over-year and 1% sequentially. The year-over-year increase was largely due to growth in USPB, Services and Markets, partially offset by a decline in Banking.

As of the first quarter of 2024, average loans for:

•USPB increased 11% year-over-year, driven by growth in Branded Cards, Retail Banking and Retail Services.
•Wealth were largely unchanged.
•Services increased 4% year-over-year, primarily driven by strong demand for working capital loans in TTS in North America and internationally.
•Markets increased 8% year-over-year, reflecting increased client demand in asset-backed lending.
•Banking decreased 6% year-over-year, primarily driven by regulatory capital optimization efforts.

CORPORATE CREDIT
The following table details Citi’s corporate credit portfolio within Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	March 31, 2024				December 31, 2023				March 31, 2023
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$125	$120	$39	$284	$132	$122	$39	$293	$124	$124	$35	$283
Unfunded lending commitments (off-balance sheet)(2)	117	282	23	422	134	268	18	420	126	256	16	398
Total exposure	$242	$402	$62	$706	$266	$390	$57	$713	$250	$380	$51	$681

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentage of this portfolio by region based on Citi’s internal management geography:

	March 31, 2024	December 31, 2023	March 31, 2023
North America	57%	56%	56%
International	43	44	44
Total	100%	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographies and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty, and internal risk ratings are derived by leveraging validated statistical models and scorecards in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss given default of the facility, such as support or collateral. Internal ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2024	December 31, 2023	March 31, 2023
AAA/AA/A	50%	50%	50%
BBB	33	33	33
BB/B	16	16	15
CCC or below	1	1	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of March 31, 2024. Citi has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

As obligor risk ratings are downgraded, the probability of default increases. Downgrades of obligor risk ratings tend to result in a higher provision for credit losses. In addition, appetite per obligor is reduced consistent with the ratings, and downgrades may result in the purchase of additional credit derivatives or other risk/structural mitigants to hedge the incremental credit risk, or may result in Citi seeking to reduce exposure to an obligor or an industry sector. Citi will continue to review exposures to ensure that the appropriate probability of default is incorporated into all risk assessments.
See Note 14 for additional information on Citi’s corporate credit portfolio.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2024	December 31, 2023	March 31, 2023
Transportation and industrials	20%	21%	21%
Technology, media and telecom	12	12	12
Banks and finance companies(1)	12	12	10
Consumer retail	11	11	12
Real estate	10	10	10
Commercial	8	8	8
Residential	2	2	2
Power, chemicals, metals and mining	8	8	9
Energy and commodities	7	7	7
Health	5	5	5
Insurance	4	4	4
Public sector	4	3	3
Asset managers and funds	3	3	4
Financial markets infrastructure	3	3	2
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of March 31, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$144,029	$55,231	$88,798	$112,744	$27,031	$4,071	$183	$106	$3	$(7,828)
Autos(4)	46,903	19,888	27,015	40,518	5,397	974	14	5	1	(2,388)
Transportation	27,457	11,300	16,157	20,418	5,927	1,056	56	3	(1)	(1,328)
Industrials	69,669	24,043	45,626	51,808	15,707	2,041	113	97	3	(4,112)
Technology, media and telecom	84,415	29,263	55,152	68,727	11,410	3,917	361	148	52	(6,252)
Banks and finance companies	82,662	52,194	30,468	73,346	8,170	1,053	93	14	8	(656)
Consumer retail	78,714	31,208	47,506	59,185	15,565	3,819	145	114	3	(5,589)
Real estate	70,074	50,491	19,583	58,330	7,054	3,939	751	35	78	(673)
Commercial	52,775	34,419	18,356	41,084	7,048	3,939	704	35	63	(673)
Residential	17,299	16,072	1,227	17,246	6	—	47	—	15	—
Power, chemicals, metals and mining	59,288	18,788	40,500	46,056	9,692	3,372	168	36	4	(5,180)
Power	23,872	5,024	18,848	20,965	2,678	129	100	11	4	(2,507)
Chemicals	21,818	7,998	13,820	15,817	3,619	2,329	53	24	—	(2,097)
Metals and mining	13,598	5,766	7,832	9,274	3,395	914	15	—	—	(576)
Energy and commodities(5)	48,148	12,608	35,540	41,196	6,174	624	154	2	(1)	(3,358)
Health	35,743	9,201	26,542	29,581	5,021	968	173	27	—	(3,289)
Insurance	26,723	2,215	24,508	24,973	1,747	3	—	3	—	(4,449)
Public sector	24,542	12,656	11,886	21,844	2,273	411	14	20	4	(1,016)
Financial markets infrastructure	22,581	145	22,436	22,581	—	—	—	—	—	(15)
Asset managers and funds	21,084	6,068	15,016	18,525	2,462	78	19	6	—	(90)
Securities firms	1,967	715	1,252	1,132	810	25	—	—	—	(15)
Other industries(6)	6,038	3,486	2,552	3,766	2,012	222	38	32	13	(9)
Total	$706,008	$284,269	$421,739	$581,986	$99,421	$22,502	$2,099	$543	$164	$(38,419)

(1)    Funded excludes loans carried at fair value of $8.6 billion at March 31, 2024.
(2)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.4 billion of purchased credit protection, $35.5 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.9 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $22.3 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $16.1 billion ($7.9 billion in funded, with 100% rated investment grade) as of March 31, 2024.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2024, Citi’s total exposure to these energy-related entities was approximately $5.0 billion, of which approximately $2.5 billion consisted of direct outstanding funded loans.
(6)    Includes $0.8 billion and $0.1 billion of funded and unfunded exposure at March 31, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.

Exposure to Commercial Real Estate
As of March 31, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $64 billion (compared to $66 billion at December 31, 2023), including $8 billion of exposure related to office buildings. This total CRE exposure consisted of approximately $53 billion related to corporate clients, included in the real estate category in the table above, and approximately $11 billion related to Wealth clients that is not in the table above as they are not considered corporate exposures.
In addition, as of March 31, 2024, approximately 78% of Citi’s total CRE exposure was rated investment grade and more than 77% was to borrowers in the U.S.
As of March 31, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.76%, and there were $678 million of non-accrual CRE loans.

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
At March 31, 2024, December 31, 2023 and March 31, 2023, Banking had economic hedges on the corporate credit portfolio of $38.4 billion, $35.9 billion and $39.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2024	December 31, 2023	March 31, 2023
AAA/AA/A	45%	45%	42%
BBB	45	44	44
BB/B	9	10	11
CCC or below	1	1	3
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	1Q23	2Q23	3Q23	4Q23	1Q24
USPB
Branded Cards	$97.1	$103.0	$105.2	$111.1	$108.0
Retail Services	48.4	50.0	50.5	53.6	50.8
Retail Banking	39.2	41.5	43.1	44.4	45.6
Mortgages(2)	35.3	37.4	38.8	39.9	41.0
Personal, small business and other	3.9	4.1	4.3	4.5	4.6
Total	$184.7	$194.5	$198.8	$209.1	$204.4
Wealth(3)(4)
Mortgages(2)	$85.2	$87.0	$88.8	$89.9	$90.2
Margin lending(5)	29.3	29.6	28.7	29.4	27.3
Personal, small business and other(6)	31.0	29.4	28.5	27.2	26.8
Cards	4.4	4.5	4.6	5.0	4.7
Total	$149.9	$150.5	$150.6	$151.5	$149.0
All Other—Legacy Franchises
Mexico Consumer (excludes Mexico SBMM)	$16.3	$17.8	$17.8	$18.7	$19.6
Asia Consumer(7)	10.0	9.1	8.0	7.4	6.5
Legacy Holdings Assets(8)	2.8	2.7	2.5	2.5	2.3
Total	$29.1	$29.6	$28.3	$28.6	$28.4
Total consumer loans	$363.7	$374.6	$377.7	$389.2	$381.8

(1)End-of-period loans include interest and fees on credit cards.
(2)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(3)Consists of $100.0 billion, $101.6 billion, $101.1 billion, $99.5 billion and $98.9 billion of loans in North America as of March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(4)Consists of $49.0 billion, $49.9 billion, $49.5 billion, $51.0 billion and $51.0 billion of loans outside North America as of March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively.
(5)At March 31, 2024, includes approximately $22 billion of classifiably managed loans fully collateralized by eligible financial assets and securities that have experienced very low historical net credit losses (NCLs). Approximately 76% of the classifiably managed portion of these loans are investment grade.
(6)At March 31, 2024, includes approximately $22 billion of classifiably managed loans. Approximately 87% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses (NCLs). As discussed below, approximately 85% of the classifiably managed portion of these loans are investment grade.
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
As of March 31, 2024, approximately 78% of USPB EOP loans consisted of Branded Cards and Retail Services card loans, which generally drives the overall credit performance of USPB, as U.S. cards net credit losses represented approximately 96% of total USPB net credit losses for the first quarter of 2024. As of March 31, 2024, Branded Cards represented 68% of total U.S. cards EOP loans and Retail Services represented 32% of U.S. cards EOP loans.
As presented in the chart above, the first quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in USPB increased quarter-over-quarter and year-over-year, primarily reflecting the continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus as well as the macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios.

Branded Cards

USPB’s Branded Cards portfolio includes proprietary and co-branded cards.
As presented in the chart above, the first quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in Branded Cards increased quarter-over-quarter and year-over-year, primarily reflecting the continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus as well as the impact of macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios.

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
As presented in the chart above, the first quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in Retail Services increased quarter-over-quarter and year-over-year, primarily reflecting the continued maturation of cards loan vintages originated during the pandemic, with delayed losses due to unprecedented levels of government stimulus as well as the impact of macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios.

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
As presented in the chart above, the net credit loss rate in Retail Banking for the first quarter of 2024 increased quarter-over-quarter, driven by consumer overdraft loans, and was broadly stable year-over-year.
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
As of March 31, 2024, approximately $44 billion, or 30%, of the portfolios were classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 81% is rated investment grade. While the delinquency rate in the chart above is calculated only for the delinquency-managed portfolio, the net credit loss rate is calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the first quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in Wealth was broadly stable quarter-over-quarter and year-over-year. The low net credit loss and 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolio.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As presented in the chart above, the first quarter of 2024 net credit loss rate in Mexico Consumer increased quarter-over-quarter and year-over-year, primarily driven by the ongoing normalization of loss rates from post-pandemic lows.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and increased year-over-year, primarily driven by the ongoing normalization from post-pandemic lows.

For additional details on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Note 14.

U.S. Cards FICO Distribution
The following tables present the current FICO score distributions for Citi’s Branded Cards and Retail Services portfolios based on end-of-period receivables. FICO scores are updated as they become available. The following FICO bands were updated from previous disclosures (> 760, 680–760, and < 680).

Branded Cards

FICO distribution(1)	March 31, 2024	December 31, 2023	March 31, 2023
≥ 740	55%	57%	56%
660–739	34	33	34
< 660	11	10	10
Total	100%	100%	100%

Retail Services

FICO distribution(1)	March 31, 2024	December 31, 2023	March 31, 2023
≥ 740	34%	35%	35%
660–739	42	42	43
< 660	24	23	22
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of both card portfolios declined slightly from the prior quarter and the prior year, primarily reflecting continued maturation of cards loan vintages originated during the pandemic, as well as macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios. The FICO distribution continued to reflect strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2024	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024	December 31, 2023	March 31, 2023
USPB(3)(4)
Total	$204.4	$2,719	$2,635	$1,772	$2,435	$2,563	$1,725
Ratio		1.33%	1.26%	0.96%	1.19%	1.23%	0.94%
Cards(4)
Total	158.8	2,563	2,461	1,608	2,196	2,293	1,545
Ratio		1.61%	1.49%	1.11%	1.38%	1.39%	1.06%
Branded Cards	108.0	1,280	1,194	754	1,091	1,143	740
Ratio		1.19%	1.07%	0.78%	1.01%	1.03%	0.76%
Retail Services	50.8	1,283	1,267	854	1,105	1,150	805
Ratio		2.53%	2.36%	1.76%	2.18%	2.15%	1.66%
Retail Banking(3)	45.6	156	174	164	239	270	180
Ratio		0.35%	0.40%	0.42%	0.53%	0.62%	0.47%
Wealth delinquency-managed loans(5)	$104.7	$207	$191	$210	$328	$312	$262
Ratio		0.20%	0.18%	0.21%	0.31%	0.30%	0.26%
Wealth classifiably managed loans(6)	$44.3	N/A	N/A	N/A	N/A	N/A	N/A
All Other
Total	$28.4	$384	$407	$393	$369	$384	$338
Ratio		1.36%	1.43%	1.36%	1.31%	1.35%	1.17%
Mexico Consumer	19.6	258	252	202	261	252	205
Ratio		1.32%	1.35%	1.24%	1.33%	1.35%	1.26%
Asia Consumer(7)(8)	6.5	28	51	55	38	59	65
Ratio		0.43%	0.69%	0.55%	0.58%	0.80%	0.65%
Legacy Holdings Assets (consumer)(9)	2.3	98	104	136	70	73	68
Ratio		4.67%	4.52%	5.44%	3.33%	3.17%	2.72%
Total Citigroup consumer	$381.8	$3,310	$3,233	$2,375	$3,132	$3,259	$2,325
Ratio		0.98%	0.94%	0.76%	0.93%	0.95%	0.74%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $64 million ($0.5 billion), $63 million ($0.5 billion) and $80 million ($0.6 billion) at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $66 million, $73 million and $57 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status and therefore, delinquency metrics are excluded from this table. As of March 31, 2024, December 31, 2023 and March 31, 2023, 81%, 85% and 93% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(7)Asia Consumer includes delinquencies and loans in Poland and Russia for all periods presented.
(8)Citi has entered into agreements to sell certain Asia Consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet and, hence, the loans and related delinquencies and ratios are not included in this table. The most recent reclassifications commenced as follows: Taiwan and Indonesia in 1Q22; Taiwan closed in 3Q23 and Indonesia closed in 4Q23. In addition, a portfolio was reclassified to HFS in the first quarter of 2023 and subsequently sold in the second quarter of 2023. See Note 2.
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and

(EOP loans) were $66 million ($0.2 billion), $67 million ($0.2 billion) and $81 million ($0.3 billion) at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $33 million, $36 million and $30 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q24	1Q24	4Q23	1Q23
USPB
Total	$204.2	$1,864	$1,599	$1,074
Ratio		3.67%	3.14%	2.37%
Cards
Total	159.2	1,787	1,530	1,012
Ratio		4.51%	3.84%	2.82%
Branded Cards	107.5	975	822	521
Ratio		3.65%	3.06%	2.18%
Retail Services	51.7	812	708	491
Ratio		6.32%	5.44%	4.08%
Retail Banking	45.0	77	69	62
Ratio		0.69%	0.62%	0.66%
Wealth	$149.6	$29	$31	$20
Ratio		0.08%	0.08%	0.05%
All Other—Legacy Franchises (managed basis)(3)
Total	$28.0	$235	$236	$198
Ratio		3.38%	3.34%	2.63%
Mexico Consumer	18.7	217	195	148
Ratio		4.67%	4.35%	3.87%
Asia Consumer (managed basis)(3)(4)	6.9	20	43	56
Ratio		1.17%	2.19%	1.88%
Legacy Holdings Assets (consumer)	2.4	(2)	(2)	(6)
Ratio		(0.34)%	(0.33)%	(0.84)%
Reconciling Items(3)		$11	$33	$(12)
Total Citigroup	$381.8	$2,139	$1,899	$1,280
Ratio		2.25%	1.98%	1.43%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking within Legacy Franchises. The Reconciling Items are fully reflected in the various line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer also includes NCLs and average loans in Poland and Russia for all periods presented.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2024	2023	2023	2023	2023
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$110,592	$108,711	$106,369	$102,680	$98,790
Home equity loans(2)	3,439	3,592	3,796	4,000	4,244
Credit cards	158,806	164,720	155,698	152,951	145,543
Personal, small business and other	33,966	36,135	36,590	37,161	37,812
Total	$306,803	$313,158	$302,453	$296,792	$286,389
In offices outside North America(1)
Residential mortgages(2)	$25,926	$26,426	$26,389	$27,090	$26,913
Credit cards	13,942	14,233	13,573	13,714	13,033
Personal, small business and other	35,162	35,380	35,299	36,995	37,361
Total	$75,030	$76,039	$75,261	$77,799	$77,307
Consumer loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(3)	$381,833	$389,197	$377,714	$374,591	$363,696
Unallocated portfolio layer cumulative basis adjustments	$(74)	$—	$—	$—	$—
Consumer loans, net of unearned income(3)	$381,759	$389,197	$377,714	$374,591	$363,696
Corporate loans
In North America offices(1)
Commercial and industrial	$58,023	$61,008	$58,130	$59,790	$59,790
Financial institutions	38,040	39,393	36,783	36,268	38,524
Mortgage and real estate(2)	17,839	17,813	17,445	17,495	18,562
Installment and other	21,259	23,335	23,207	22,153	23,578
Lease financing	229	227	225	224	299
Total	$135,390	$141,776	$135,790	$135,930	$140,753
In offices outside North America(1)
Commercial and industrial	$93,750	$93,402	$95,528	$95,836	$92,803
Financial institutions	26,647	26,143	23,759	21,701	22,272
Mortgage and real estate(2)	7,375	7,197	6,481	6,076	4,975
Installment and other	26,210	27,907	24,407	23,395	24,800
Lease financing	45	48	46	49	49
Governments and official institutions	3,405	3,599	2,794	3,034	2,647
Total	$157,432	$158,296	$153,015	$150,091	$147,546
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(4)	$292,822	$300,072	$288,805	$286,021	$288,299
Unallocated portfolio layer cumulative basis adjustments	$(3)	$93	$(171)	$—	$—
Corporate loans, net of unearned income(4)	$292,819	$300,165	$288,634	$286,021	$288,299
Total loans—net of unearned income	$674,578	$689,362	$666,348	$660,612	$651,995
Allowance for credit losses on loans (ACLL)	(18,296)	(18,145)	(17,629)	(17,496)	(17,169)
Total loans—net of unearned income and ACLL	$656,282	$671,217	$648,719	$643,116	$634,826
ACLL as a percentage of total loans— net of unearned income(5)	2.75%	2.66%	2.68%	2.67%	2.65%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	4.07%	3.97%	3.95%	3.97%	3.96%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.97%	0.93%	0.97%	0.94%	0.98%

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
(3)Consumer loans are net of unearned income of $828 million, $802 million, $789 million, $769 million and $748 million at March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of ($968) million, ($917) million, ($806) million, ($795) million and ($801) million at March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2024	2023	2023	2023	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,145	$17,629	$17,496	$17,169	$16,974
Adjustment to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	$—	$—	$—	$—	$(352)
Adjusted ACLL at beginning of period	$18,145	$17,629	$17,496	$17,169	$16,622
Provision for credit losses on loans (PCLL)
Consumer	$2,201	$2,371	$1,656	$1,838	$1,800
Corporate	221	101	160	(77)	(63)
Total	$2,422	$2,472	$1,816	$1,761	$1,737
Gross credit losses on loans
Consumer
In U.S. offices	$2,190	$1,886	$1,611	$1,513	$1,329
In offices outside the U.S.	322	351	317	280	266
Corporate
In U.S. offices	83	106	16	26	16
In offices outside the U.S.	95	25	56	60	23
Total	$2,690	$2,368	$2,000	$1,879	$1,634
Gross recoveries on loans
Consumer
In U.S. offices	$328	$287	$274	$301	$262
In offices outside the U.S.	45	51	75	63	53
Corporate
In U.S. offices	9	12	9	7	10
In offices outside the U.S.	5	24	5	4	7
Total	$387	$374	$363	$375	$332
Net credit losses on loans (NCLs)
In U.S. offices	$1,936	$1,693	$1,344	$1,231	$1,073
In offices outside the U.S.	367	301	293	273	229
Total	$2,303	$1,994	$1,637	$1,504	$1,302
Other—net(2)(3)(4)(5)(6)(7)	$32	$38	$(46)	$70	$112
Allowance for credit losses on loans (ACLL) at end of period	$18,296	$18,145	$17,629	$17,496	$17,169
ACLL as a percentage of EOP loans(8)	2.75%	2.66%	2.68%	2.67%	2.65%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)	$1,629	$1,728	$1,806	$1,862	$1,959
Total ACLL and ACLUC	$19,925	$19,873	$19,435	$19,358	$19,128
Net consumer credit losses on loans	$2,139	$1,899	$1,579	$1,429	$1,280
As a percentage of average consumer loans	2.25%	1.98%	1.67%	1.56%	1.43%
Net corporate credit losses on loans	$164	$95	$58	$75	$22
As a percentage of average corporate loans	0.22%	0.13%	0.08%	0.11%	0.03%
ACLL by type at end of period(10)
Consumer	$15,524	$15,431	$14,912	$14,866	$14,389
Corporate	2,772	2,714	2,717	2,630	2,780
Total	$18,296	$18,145	$17,629	$17,496	$17,169
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
(3)The first quarter of 2024 includes an increase of approximately $32 million related to FX translation.
(4)The fourth quarter of 2023 includes an increase of approximately $38 million related to FX translation.
(5)The third quarter of 2023 includes a decrease of approximately $46 million related to FX translation.
(6)The second quarter of 2023 includes an increase of approximately $70 million related to FX translation.
(7)The first quarter of 2023 includes an increase of approximately $112 million related to FX translation.
(8)March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023 exclude $8.9 billion, $7.6 billion, $7.4 billion, $5.8 billion and $5.1 billion, respectively, of loans that are carried at fair value.
(9)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(10)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	March 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.0	$158.8	8.2%
North America mortgages(3)	0.1	113.7	0.1
North America other(3)	0.6	34.0	1.8
International cards	1.0	13.9	7.2
International other(3)	0.8	61.0	1.3
Total(1)	$15.5	$381.4	4.1%
Corporate(4)
Commercial and industrial	$1.6	$148.0	1.1%
Financial institutions	0.3	64.1	0.5
Mortgage and real estate(4)	0.6	25.1	2.4
Installment and other	0.3	47.1	0.6
Total(1)	$2.8	$284.3	1.0%
Loans at fair value(1)	N/A	$8.9	N/A
Total Citigroup	$18.3	$674.6	2.8%

	December 31, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$12.6	$164.7	7.7%
North America mortgages(3)	0.2	112.0	0.2
North America other(3)	0.7	36.2	1.9
International cards	0.9	14.2	6.3
International other(3)	1.0	61.8	1.6
Total(1)	$15.4	$388.9	4.0%
Corporate(4)
Commercial and industrial	$1.7	$151.5	1.1%
Financial institutions	0.3	65.1	0.5
Mortgage and real estate(4)	0.6	24.9	2.4
Installment and other	0.1	51.3	0.2
Total(1)	$2.7	$292.9	0.9%
Loans at fair value(1)	N/A	$7.6	N/A
Total Citigroup	$18.1	$689.4	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of March 31, 2024, the $13.0 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on 1Q24 NCLs). As of March 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.9%. As of December 31, 2023, the $12.6 billion of ACLL represented approximately 25 months of coincident net credit loss coverage (based on 4Q23 NCLs). As of December 31, 2023, Branded Cards ACLL as a percentage of EOP loans was 6.0% and Retail Services ACLL as a percentage of EOP loans was 11.1%.
(3)Includes residential mortgages, retail loans and personal, small business and other loans, including those extended through the Private Bank network.
(4)The above corporate loan classifications are broadly based on the loan’s collateral, purpose and type of borrower, which may be different from the following industry table. For example, commercial and industrial, financial institutions, and installment and other loan classifications include various forms of loans to borrowers across multiple industries, whereas mortgage and real estate includes loans secured primarily by real estate.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	March 31, 2024
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$55,231	$420	0.8%
Banks and finance companies	52,194	166	0.3
Real estate(2)	50,491	773	1.5
Commercial	34,419	688	2.0
Residential	16,072	85	0.5
Consumer retail	31,208	271	0.9
Technology, media and telecom	29,263	311	1.1
Power, chemicals, metals and mining	18,788	324	1.7
Public sector	12,656	125	1.0
Energy and commodities	12,608	178	1.4
Health	9,201	77	0.8
Asset managers and funds	6,068	36	0.6
Insurance	2,215	16	0.7
Securities firms	715	11	1.5
Financial markets infrastructure	145	—	—
Other industries(3)	3,486	64	1.8
Total(4)	$284,269	$2,772	1.0%

(1)    Funded exposure excludes loans carried at fair value of $8.6 billion that are not subject to ACLL under the CECL standard.
(2)    As of March 31, 2024, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.76%.
(3)    Includes $0.9 billion of funded exposure at March 31, 2024, primarily related to commercial credit card delinquency-managed loans.
(4)    As of March 31, 2024, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.9% of funded non-investment-grade exposure.

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

Non-Accrual Loans and Assets
For additional information on Citi’s non-accrual loans and assets, see “Non-Accrual Loans and Assets” in Citi’s 2023 Form 10-K.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2024	2023	2023	2023	2023
Corporate non-accrual loans by region(1)(2)(3)
North America(4)	$874	$978	$934	$358	$285
International	615	904	1,041	903	928
Total	$1,489	$1,882	$1,975	$1,261	$1,213
Corporate non-accrual loans(1)(2)(3)
Banking	$606	$799	$953	$798	$833
Services	27	103	94	123	133
Markets(4)	686	791	735	133	38
Mexico SBMM	170	189	193	207	209
Total	$1,489	$1,882	$1,975	$1,261	$1,213
Consumer non-accrual loans(1)
USPB	$290	$291	$280	$276	$287
Wealth	276	288	287	260	321
Mexico Consumer	465	479	463	498	480
Asia Consumer(5)	23	22	25	24	29
Legacy Holdings Assets (consumer)	227	235	247	263	278
Total	$1,281	$1,315	$1,302	$1,321	$1,395
Total non-accrual loans	$2,770	$3,197	$3,277	$2,582	$2,608

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
(2)Approximately 61%, 50%, 62%, 51% and 61% of Citi’s corporate non-accrual loans remain current on interest and principal payments at March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively.
(3)The March 31, 2024 total corporate non-accrual loans represented 0.51% of total corporate loans.
(4)The increase at September 30, 2023 was primarily related to two commercial real estate loans.
(5)    Asia Consumer includes balances in Poland and Russia for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,882	$1,315	$3,197	$1,122	$1,317	$2,439
Additions	238	418	656	400	442	842
Sales and transfers to HFS	(213)	(4)	(217)	(25)	(6)	(31)
Returned to performing	(2)	(57)	(59)	(75)	(48)	(123)
Paydowns/settlements	(313)	(103)	(416)	(169)	(136)	(305)
Charge-offs	(101)	(256)	(357)	(32)	(192)	(224)
Other	(2)	(32)	(34)	(8)	18	10
Ending balance	$1,489	$1,281	$2,770	$1,213	$1,395	$2,608

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2024	2023	2023	2023	2023
OREO
North America	$15	$17	$23	$17	$15
International	11	19	14	14	6
Total OREO	$26	$36	$37	$31	$21
Non-accrual assets
Corporate non-accrual loans	$1,489	$1,882	$1,975	$1,261	$1,213
Consumer non-accrual loans	1,281	1,315	1,302	1,321	1,395
Non-accrual loans (NAL)	$2,770	$3,197	$3,277	$2,582	$2,608
OREO	$26	$36	$37	$31	$21
Non-accrual assets (NAA)	$2,796	$3,233	$3,314	$2,613	$2,629
NAL as a percentage of total loans	0.41%	0.46%	0.49%	0.39%	0.40%
NAA as a percentage of total assets	0.11	0.13	0.14	0.11	0.11
ACLL as a percentage of NAL(1)	661	568	538	678	658
(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2023 Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Available cash	$197.6	$200.6	$267.1	$5.7	$5.6	$3.9	$203.3	$206.2	$271.0
U.S. sovereign	133.3	131.6	111.9	63.0	74.3	77.9	196.3	205.9	189.8
U.S. agency/agency MBS	55.9	51.0	42.5	2.5	3.1	3.9	58.4	54.1	46.4
Foreign government debt(1)	74.4	76.0	54.9	19.0	18.0	20.6	93.4	94.0	75.5
Other investment grade	0.3	0.2	1.3	0.1	0.1	0.3	0.4	0.3	1.6
Total HQLA (AVG)	$461.5	$459.4	$477.7	$90.3	$101.1	$106.6	$551.8	$560.5	$584.3

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, Hong Kong and India.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA decreased quarter-over-quarter as of the first quarter of 2024, primarily driven by a reduction in short-term borrowings.
As of March 31, 2024, Citigroup had approximately $965 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($555 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($226 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($184 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
HQLA	$551.8	$560.5	$584.3
Net outflows	473.0	482.7	488.2
LCR	117%	116%	120%
HQLA in excess of net outflows	$78.8	$77.8	$96.1

Note: The amounts are presented on an average basis.

As of March 31, 2024, Citigroup’s average LCR increased from the quarter ended December 31, 2023. The increase was primarily driven by the decrease in net outflows, partially offset by the reduction in average HQLA.
In addition, considering Citi’s total available liquidity resources at quarter end of $965 billion, Citi maintained approximately $492 billion of excess liquidity resources above the stressed average net outflow of approximately $473 billion, presented in the LCR table above.

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
For the quarter ended March 31, 2024, Citigroup’s consolidated NSFR was compliant with the rule. Refer to Citi’s U.S. NSFR Disclosure report covering December 31, 2023 and September 30, 2023 on Citi’s Investor Relations website for additional information.

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet on an average and end-of-period basis.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. At March 31, 2024, Citi’s EOP cash and Investment securities comprised approximately 32% of Citigroup’s total assets:

In billions of dollars	1Q24	4Q23	1Q23
Cash and due from banks	$27	$27	$28
Deposits with banks	252	252	326
Investment securities	516	516	516
Total Citigroup cash and Investment securities (AVG)	$795	$795	$870
Total Citigroup cash and Investment securities (EOP)	$788	$780	$842

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	1Q24	4Q23	1Q23
Services	$808	$803	$830
TTS	684	681	705
Securities Services	124	122	125
Markets	24	23	23
Banking	1	1	1
USPB	100	105	111
Wealth	319	312	323
All Other—Legacy Franchises	48	48	49
All Other—Corporate/Other	26	28	26
Total Citigroup deposits (AVG)	$1,326	$1,320	$1,363
Total Citigroup deposits (EOP)	$1,307	$1,309	$1,330

End-of-period deposits decreased 2% year-over-year, largely due to a reduction in Services reflecting quantitative tightening. End-of-period deposits were largely unchanged sequentially.
On an average basis, deposits declined 3% year-over-year and increased 1% sequentially. In the first quarter of 2024, average deposits for:

•Services decreased 3% year-over-year, as TTS and Securities Services decreased 3% and 1%, respectively. These declines primarily reflected the impact of quantitative tightening, partially offset by higher deposits from new client acquisitions and deepening of relationships with existing clients.
•USPB decreased 10% year-over-year, driven by the transfer of relationships and the associated deposits to Wealth.
•Wealth decreased 1% year-over-year, primarily reflecting lower deposits in the Private Bank and Wealth at Work and the continued shift of deposits to higher-yielding investments on Citi’s platform, largely offset by the transfer of relationships and the associated deposits from USPB.

Long-Term Debt

Weighted-Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Unsecured debt	7.4	7.5	7.5
Non-bank benchmark debt	6.9	7.0	7.2
Customer-related debt	8.6	8.6	7.9
TLAC-eligible debt	8.4	8.6	8.8

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity where the option is not held by the issuer, the WAM is calculated based on the earliest date an option becomes exercisable.

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Non-bank(1)
Benchmark debt:
Senior debt	$111.0	$110.3	$117.1
Subordinated debt	27.2	24.9	22.7
Trust preferred	1.6	1.6	1.6
Customer-related debt	108.9	110.1	109.7
Local country and other(2)	7.4	8.0	8.7
Total non-bank	$256.1	$254.9	$259.8
Bank
FHLB borrowings	$11.5	$11.5	$7.3
Securitizations(3)	6.7	6.7	6.6
Citibank benchmark senior debt	7.9	10.1	2.6
Local country and other(2)	3.3	3.4	3.4
Total bank	$29.4	$31.7	$19.9
Total long-term debt	$285.5	$286.6	$279.7

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2024, non-bank included $89.4 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded Cards receivables.
Citi’s total long-term debt outstanding increased 2% year-over-year, largely driven by issuance of subordinated debt in the non-bank entities, as well as increased senior benchmark debt and FHLB borrowings at the bank. The increase was partially offset by a decline in senior benchmark debt at the non-bank entities. Sequentially, long-term debt outstanding was largely unchanged.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the first quarter of 2024, Citi redeemed or repurchased an aggregate of approximately $9.4 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q24		4Q23		1Q23
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$1.0	$3.0	$3.2	$—	$1.7	$—
Subordinated debt	—	2.5	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	13.5	12.3	9.0	4.2	9.0	14.1
Local country and other	2.1	1.4	1.2	0.8	0.4	1.5
Total non-bank	$16.6	$19.2	$13.4	$5.0	$11.1	$15.6
Bank
FHLB borrowings	$1.0	$1.0	$1.0	$4.0	$—	$—
Securitizations	—	—	—	1.5	1.0	—
Citibank benchmark senior debt	2.3	—	—	2.5	—	—
Local country and other	0.2	0.2	0.3	0.3	0.3	0.1
Total bank	$3.5	$1.2	$1.3	$8.3	$1.3	$0.1
Total	$20.1	$20.4	$14.7	$13.3	$12.4	$15.7

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2024, as well as its aggregate expected remaining long-term debt maturities by year as of March 31, 2024:

		Maturities
In billions of dollars	1Q24	Remaining 2024	2025	2026	2027	2028	2029	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$1.0	$4.6	$12.0	$24.0	$7.0	$15.0	$3.4	$45.0	$111.0
Subordinated debt	—	1.0	5.0	2.4	3.7	2.0	—	13.1	27.2
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	13.5	19.3	19.2	10.6	11.0	7.8	5.2	35.8	108.9
Local country and other	2.1	1.2	0.9	0.6	0.2	0.9	1.4	2.2	7.4
Total non-bank	$16.6	$26.1	$37.1	$37.6	$21.9	$25.7	$10.0	$97.7	$256.1
Bank
FHLB borrowings	$1.0	$6.0	$5.5	$—	$—	$—	$—	$—	$11.5
Securitizations	—	1.1	3.1	—	0.8	1.0	—	0.7	6.7
Citibank benchmark senior debt	2.3	0.3	2.5	2.5	—	2.5	—	0.1	7.9
Local country and other	0.2	1.0	0.3	0.7	—	0.2	0.9	—	3.3
Total bank	$3.5	$8.4	$11.4	$3.2	$0.8	$3.7	$0.9	$0.8	$29.4
Total long-term debt	$20.1	$34.5	$48.5	$40.8	$22.7	$29.4	$10.9	$98.5	$285.5

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
Secured funding of $299 billion as of March 31, 2024 increased 16% year-over-year and 8% sequentially, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended March 31, 2024, on an average basis, secured funding was $311 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $32 billion as of March 31, 2024 decreased 21% year-over-year and 15% sequentially, both reflecting lower commercial paper issuances at the broker-dealer subsidiaries (see Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
The table below presents the ratings for Citigroup and Citibank as of March 31, 2024. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Investors Service and A/A-1 at S&P Global Ratings as of March 31, 2024.

Ratings as of March 31, 2024

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
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” and “Credit Ratings” in Citi’s 2023 Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.2 billion (unchanged from December 31, 2023). Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.3 billion (unchanged from December 31, 2023). Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of March 31, 2024, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.6 billion, compared to $0.5 billion as of December 31, 2023. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of March 31, 2024, Citibank had liquidity commitments of approximately $11.1 billion to consolidated asset-backed commercial paper conduits (compared to $11.0 billion at December 31, 2023) (see Note 21).
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

MARKET RISK

Market risk arises from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk—Overview” and “Risk Factors” in Citi’s 2023 Form 10-K.

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

Interest Rate Risk of Investment Portfolios—Impact on AOCI
Citi measures the potential impacts of changes in interest rates on the value of its AOCI, which can in turn impact Citi’s common equity and tangible common equity. This will impact Citi’s CET1 and other regulatory capital ratios. Citi seeks to manage its exposure to changes in the market level of interest rates, while limiting the potential impact on its AOCI and regulatory capital position.
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

In millions of dollars, except as otherwise noted	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(151)	$(33)	$304
All other currencies	1,398	1,219	1,361
Total	$1,247	$1,186	$1,665
As a percentage of average interest-earning assets	0.06%	0.05%	0.07%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,236)	$(829)	$(1,557)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(13)	(12)	(11)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.
(3)Excludes the effect of changes in interest rates on AOCI related to cash flow hedges, as those changes are excluded from CET1 Capital.

The All other currencies of $1,398 million as of March 31, 2024 in the table above includes the impact from the following top five non-U.S. dollar currencies, which represents approximately 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion each from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Indian rupee, Singapore dollar and South Korean won. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of March 31, 2024 was largely unchanged quarter-over-quarter and decreased year-over-year, primarily reflecting the net impact of lower expected gains due to U.S. dollar interest rate moves that have already been realized and changes in Citi’s balance sheet. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.2 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately six months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income, AOCI and CET1 Capital ratio (on a fully implemented basis) under six different scenarios of changes in interest rates for the U.S. dollar and all other currencies in which Citi has invested capital as of March 31, 2024. The 100 bps downward rate scenarios are impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	100	100	—	—	(100)	(100)
10-year rate change (bps)	100	—	100	(100)	—	(100)
Interest rate exposure
U.S. dollar	$(151)	$(241)	$115	$(95)	$(197)	$(324)
All other currencies(1)	1,398	1,175	229	(232)	(1,096)	(1,308)
Total	$1,247	$934	$344	$(327)	$(1,293)	$(1,632)
Estimated initial impact to AOCI (after-tax)(2)	$(1,236)	$(1,416)	$123	$(416)	$1,404	$979
Estimated initial impact to CET1 Capital ratio (bps) from AOCI scenario	(13)	(10)	(4)	2	10	12

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
(1)Scenario 1 includes the impact from the following top five non-U.S. dollar currencies, which represents approximately 50% of the total non-U.S. dollar currency impact: approximately $0.2 billion each from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Indian rupee, Singapore dollar and South Korean won. These impacts per currency are generally in the same direction (estimated positive impact in the +100 bps shock scenario) and not offsetting.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2024, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro, Singapore dollar and Indian rupee.
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
The effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates, and the quarterly impact of these changes on Citi’s TCE and CET1 Capital ratio, are presented in the table below. See Note 19 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars, except as otherwise noted	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Change in FX spot rate(1)	(1.7)%	3.2%	1.5%
Change in TCE due to FX translation, net of hedges	$(1,000)	$960	$636
As a percentage of TCE	(0.6)%	0.1%	—%
Estimated impact to CET1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(2)	1	1

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Income/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2024		2023		2023		1Q24 vs. 1Q23
Interest income(1)	$36,246		$36,400		$29,439		23%
Interest expense(2)	22,716		22,555		16,047		42
Net interest income, taxable equivalent basis(1)	$13,530		$13,845		$13,392		1%
Interest income—average rate(3)	6.48%		6.48%		5.30%		118	bps
Interest expense—average rate	5.01		4.97		3.59		142	bps
Net interest margin(3)(4)	2.42		2.46		2.41		1	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.48%		4.81%		4.34%		14	bps
10-year U.S. Treasury note—average rate	4.16		4.45		3.65		51	bps
10-year vs. two-year spread	(32)	bps	(36)	bps	(69)	bps

(1)Interest income and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $23 million, $21 million and $44 million for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income by average interest-earning assets.

Non-Markets Net Interest Income

	1st Qtr.	4th Qtr.	1st Qtr.	Change
In millions of dollars	2024	2023	2023	1Q24 vs. 1Q23
Net interest income—taxable equivalent basis(1) per above	$13,530	$13,845	$13,392	1%
Markets net interest income—taxable equivalent basis(1)	1,736	2,015	1,606	8
Non-Markets net interest income—taxable equivalent basis(1)	$11,794	$11,830	$11,786	—%

(1)Interest income and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income in the first quarter of 2024 was $13.5 billion, on both a reported and taxable equivalent basis, an increase of $0.1 billion versus the prior-year period, primarily driven by Markets. The increase in Markets net interest income was primarily driven by Fixed Income markets. Non-Markets net interest income was largely unchanged, as the impact from higher interest rates and the growth in U.S. cards interest-earning balances in USPB were offset by higher funding costs in the mortgage-backed securities portfolio in Corporate Treasury within All Other.
Citi’s net interest margin was 2.42% on a taxable equivalent basis in the first quarter of 2024, a decrease of four basis points from the prior quarter, largely driven by Fixed Income markets.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2024	2023	2023	2024	2023	2023	2024	2023	2023
Deposits with banks(4)	$251,928	$251,723	$328,141	$2,647	$2,513	$3,031	4.23%	3.96%	3.75%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$146,905	$150,420	$186,573	$3,424	$3,550	$2,840	9.37%	9.36%	6.17%
In offices outside the U.S.(4)	211,794	206,638	181,476	4,398	4,546	2,334	8.35	8.73	5.22
Total	$358,699	$357,058	$368,049	$7,822	$8,096	$5,174	8.77%	9.00%	5.70%
Trading account assets(6)(7)
In U.S. offices	$221,725	$210,311	$164,217	$2,660	$2,630	$1,773	4.83%	4.96%	4.38%
In offices outside the U.S.(4)	147,956	143,779	134,607	1,468	1,437	975	3.99	3.97	2.94
Total	$369,681	$354,090	$298,824	$4,128	$4,067	$2,748	4.49%	4.56%	3.73%
Investments
In U.S. offices
Taxable	$321,048	$327,647	$344,776	$2,144	$2,229	$2,149	2.69%	2.70%	2.53%
Exempt from U.S. income tax	11,337	11,392	11,608	107	110	116	3.80	3.83	4.05
In offices outside the U.S.(4)	183,736	177,233	160,140	2,606	2,654	1,894	5.70	5.94	4.80
Total	$516,121	$516,272	$516,524	$4,857	$4,993	$4,159	3.78%	3.84%	3.27%
Consumer loans(8)
In U.S. offices	$305,469	$304,109	$283,493	$8,038	$7,975	$7,051	10.58%	10.40%	10.09%
In offices outside the U.S.(4)	76,331	76,321	80,176	1,760	1,694	1,573	9.27	8.81	7.96
Total	$381,800	$380,430	$363,669	$9,798	$9,669	$8,624	10.32%	10.08%	9.62%
Corporate loans(8)
In U.S. offices	$136,929	$136,867	$137,733	$2,200	$2,172	$1,736	6.46%	6.30%	5.11%
In offices outside the U.S.(4)	160,026	157,375	152,335	3,559	3,660	2,951	8.94	9.23	7.86
Total	$296,955	$294,242	$290,068	$5,759	$5,832	$4,687	7.80%	7.86%	6.55%
Total loans(8)
In U.S. offices	$442,398	$440,976	$421,226	$10,238	$10,147	$8,787	9.31%	9.13%	8.46%
In offices outside the U.S.(4)	236,357	233,696	232,511	5,319	5,354	4,524	9.05	9.09	7.89
Total	$678,755	$674,672	$653,737	$15,557	$15,501	$13,311	9.22%	9.12%	8.26%
Other interest-earning assets(9)	$75,001	$76,483	$87,758	$1,235	$1,230	$1,016	6.62%	6.38%	4.70%
Total interest-earning assets	$2,250,185	$2,230,298	$2,253,033	$36,246	$36,400	$29,439	6.48%	6.48%	5.30%
Non-interest-earning assets(6)	$200,152	$196,996	$209,211
Total assets	$2,450,337	$2,427,294	$2,462,244

(1)Interest income and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $23 million, $21 million and $44 million for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective asset categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to ASC 210-20-45. However, Interest income excludes the impact of ASC 210-20-45.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2024	2023	2023	2024	2023	2023	2024	2023	2023
Deposits
In U.S. offices(4)	$590,112	$591,972	$603,997	$5,901	$5,797	$4,432	4.02%	3.89%	2.98%
In offices outside the U.S.(5)	542,085	532,826	543,179	4,510	4,438	3,276	3.35	3.30	2.45
Total	$1,132,197	$1,124,798	$1,147,176	$10,411	$10,235	$7,708	3.70%	3.61%	2.72%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$214,904	$191,644	$131,235	$4,310	$4,056	$2,232	8.07%	8.40%	6.90%
In offices outside the U.S.(5)	95,636	96,500	92,473	2,656	2,774	1,334	11.17	11.40	5.85
Total	$310,540	$288,144	$223,708	$6,966	$6,830	$3,566	9.02%	9.40%	6.46%
Trading account liabilities(7)(8)
In U.S. offices	$43,045	$41,745	$52,236	$440	$462	$412	4.11%	4.39%	3.20%
In offices outside the U.S.(5)	60,629	64,654	77,125	391	416	375	2.59	2.55	1.97
Total	$103,674	$106,399	$129,361	$831	$878	$787	3.22%	3.27%	2.47%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$78,408	$89,880	$96,092	$1,702	$1,834	$1,482	8.73%	8.10%	6.25%
In offices outside the U.S.(5)	30,192	26,174	47,930	254	222	167	3.38	3.37	1.41
Total	$108,600	$116,054	$144,022	$1,956	$2,056	$1,649	7.24%	7.03%	4.64%
Long-term debt(10)
In U.S. offices	$166,128	$162,878	$167,852	$2,500	$2,503	$2,285	6.05%	6.10%	5.52%
In offices outside the U.S.(5)	2,500	2,471	2,681	52	53	52	8.37	8.51	7.87
Total	$168,628	$165,349	$170,533	$2,552	$2,556	$2,337	6.09%	6.13%	5.56%
Total interest-bearing liabilities	$1,823,639	$1,800,744	$1,814,800	$22,716	$22,555	$16,047	5.01%	4.97%	3.59%
Non-interest-bearing deposits(11)	$194,239	$194,929	$216,058
Other non-interest-bearing liabilities(7)	226,207	223,219	227,388
Total liabilities	$2,244,085	$2,218,892	$2,258,246
Citigroup stockholders’ equity	$205,463	$207,613	$203,415
Noncontrolling interests	789	789	583
Total equity	$206,252	$208,402	$203,998
Total liabilities and stockholders’ equity	$2,450,337	$2,427,294	$2,462,244
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,294,095	$1,293,480	$1,340,929	$6,032	$6,245	$7,455	1.87%	1.92%	2.25%
In offices outside the U.S.(6)	956,090	936,818	912,104	7,498	7,600	5,937	3.15	3.22	2.64
Total	$2,250,185	$2,230,298	$2,253,033	$13,530	$13,845	$13,392	2.42%	2.46%	2.41%

(1)Interest income and Net interest income include the taxable equivalent adjustments discussed in the table above.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Consists of other time deposits and savings deposits. Savings deposits are made up of insured money market accounts and other savings deposits.
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
(11)Includes non-interest-bearing deposits in both the U.S. and outside of the U.S.
(12)Includes allocations for capital and funding costs based on the location of the asset.

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of March 31, 2024, Citi estimates that the conservative features of the VAR calibration contribute an approximate 30% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of December 31, 2023, the add-on was 30%.
As presented in the table below, Citi’s average trading VAR for the first quarter of 2024 increased 10% from the fourth quarter of 2023, primarily due to inventory changes in the Markets businesses and updates to reflect changes in volatilities.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2024	2024 Average	December 31, 2023	2023 Average	March 31, 2023	2023 Average
Interest rate	$91	$112	$121	$114	$172	$131
Credit spread	64	62	59	61	80	76
Covariance adjustment(1)	(45)	(50)	(47)	(46)	(55)	(52)
Fully diversified interest rate and credit spread(2)	$110	$124	$133	$129	$197	$155
Foreign exchange	49	73	134	57	15	19
Equity	26	27	38	33	22	24
Commodity	22	19	19	22	43	36
Covariance adjustment(1)	(82)	(88)	(132)	(100)	(94)	(93)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$125	$155	$192	$141	$183	$141
Specific risk-only component(3)	$3	$(1)	$(6)	$(6)	$(4)	$(6)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$122	$156	$198	$147	$187	$147
Incremental impact of the credit portfolio(4)	$12	$10	$10	$12	$8	$20
Total trading and credit portfolio VAR	$137	$165	$202	$153	$191	$161
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
(4)    The credit portfolio is composed of mark-to-market positions associated with non-trading business units, with the CVA relating to derivative counterparties, all associated CVA hedges and market sensitivity FVA hedges. FVA and DVA are not included. The credit portfolio also includes hedges of the loan portfolio, fair value option loans and hedges of the leveraged finance pipeline within capital markets origination.

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2024		2023		2023
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$85	$132	$96	$141	$100	$172
Credit spread	55	71	54	86	67	88
Fully diversified interest rate and credit spread	$95	$145	$114	$154	$123	$197
Foreign exchange	43	111	20	134	12	23
Equity	21	36	13	88	3	39
Commodity	14	25	17	28	30	45
Total trading	$125	$185	$107	$214	$112	$183
Total trading and credit portfolio	132	196	111	225	125	198

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	March 31, 2024
Total—all market risk factors, including general and specific risk
Average—during quarter	$154
High—during quarter	182
Low—during quarter	123

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
As of March 31, 2024, there were two back-testing exceptions observed for Citi’s Regulatory VAR in the last 12 months.
OTHER RISKS

For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2023 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of March 31, 2024. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 99% of Citi’s exposure to all countries as of March 31, 2024.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 40% of corporate loans presented in the table below are to U.K. domiciled entities (45% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 90% of the total U.K. funded loans and 87% of the total U.K. unfunded commitments were investment grade as of March 31, 2024.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	Services, Markets and Banking loans	Wealth loans(1)	Legacy Franchises loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 1Q24	Total as of 4Q23(7)	Total as of 1Q23(7)	Total as a % of Citi as of 1Q24
United Kingdom	$37.9	$5.0	$—	$1.1	$37.6	$13.4	$(5.0)	$3.0	$4.4	$97.4	$104.8	$93.9	5.5%
Mexico	11.4	0.2	26.0	0.4	8.6	4.7	(2.4)	24.9	3.2	77.0	72.4	63.5	4.3
Ireland	14.3	—	—	0.3	35.6	0.1	(0.2)	—	0.9	51.0	51.7	48.5	2.9
Hong Kong	9.2	19.7	—	0.2	4.6	1.9	(0.7)	10.1	1.4	46.4	44.2	44.8	2.6
Singapore	11.3	17.8	—	0.3	6.0	1.5	(0.8)	6.5	1.8	44.4	43.7	45.1	2.5
Brazil	12.1	—	—	—	2.9	7.6	(1.0)	7.2	2.3	31.1	33.3	32.6	1.8
India	7.8	—	—	0.5	3.6	0.9	(0.6)	9.0	1.8	23.0	22.4	24.2	1.3
South Korea	3.3	—	4.6	0.1	1.4	1.0	(0.6)	8.4	1.5	19.7	18.4	22.3	1.1
United Arab Emirates	7.2	1.4	—	0.4	4.6	0.2	(0.3)	5.3	—	18.8	17.3	16.3	1.1
Germany	0.5	—	—	—	7.4	4.9	(4.1)	7.7	1.5	17.9	21.5	10.3	1.0
China	6.5	—	0.6	0.5	1.4	0.8	(1.5)	7.6	1.9	17.8	18.9	18.8	1.0
Poland	3.0	—	1.5	—	3.0	1.2	(0.3)	8.6	0.6	17.6	15.1	15.3	1.0
Canada	1.5	1.4	—	0.1	5.8	1.4	(2.1)	3.3	3.2	14.6	14.3	15.1	0.8
Australia	7.8	0.3	—	0.1	5.8	0.6	(1.2)	0.8	0.2	14.4	15.0	16.5	0.8
Japan	1.8	—	—	—	3.3	4.9	(2.0)	3.7	2.3	14.0	14.4	15.9	0.8
Jersey	2.4	2.5	—	—	6.9	0.2	(0.1)	—	—	11.9	11.6	15.4	0.7
Malaysia	1.2	—	—	0.1	0.8	0.2	(0.1)	3.1	0.3	5.6	5.3	4.9	0.3
Luxembourg	0.5	1.0	—	—	—	0.2	(0.4)	4.0	0.1	5.4	5.1	4.4	0.3
Indonesia	1.9	—	—	—	0.5	1.1	(0.1)	1.5	0.2	5.1	4.5	6.3	0.3
Taiwan	3.5	—	—	—	0.6	0.4	(0.1)	0.2	0.2	4.8	4.4	14.1	0.3
Czech Republic	0.8	—	—	—	0.9	2.2	(0.1)	0.8	0.1	4.7	5.2	3.8	0.3
Thailand	0.8	—	—	—	0.4	—	—	2.8	0.4	4.4	3.7	4.4	0.2
South Africa	1.5	—	—	—	0.5	0.1	(0.3)	2.4	(0.1)	4.1	4.4	4.6	0.2
Philippines	0.5	—	—	0.1	0.2	1.6	(0.6)	1.8	0.2	3.8	4.3	4.9	0.2
Chile	0.8	—	—	2.2	0.1	0.1	—	—	—	3.2	3.6	3.8	0.2
Total as a % of Citi’s total exposure													31.5%
Total as a % of Citi’s non-U.S. total exposure													92.2%

(1)    Wealth loans reflect funded loans, including those related to the Private Bank, net of unearned income. As of March 31, 2024, Private Bank loans in the table above totaled $19.3 billion, concentrated in Singapore ($5.0 billion), the U.K. ($5.0 billion) and Hong Kong ($4.4 billion).
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
(7)    December 31, 2023 and March 31, 2023 include $0.3 billion and $10.3 billion, respectively, of All Other—Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in each applicable country. See “All Other—Legacy Franchises” above and Note 2.

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

Citi has ceased soliciting any new business or new clients in Russia. Citi will continue to manage its existing legal and regulatory commitments and obligations, as well as continue to support its employees, during this period. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.
For additional information about Citi’s risks related to its Russia exposures, see “Risk Factors—Market-Related Risks,” “—Operational Risks” and “—Other Risks” in Citi’s 2023 Form 10-K.

Impact of Russia’s Invasion of Ukraine on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s remaining domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	March 31, 2024	December 31, 2023	March 31, 2023	Change 1Q24 vs. 4Q23
Loans	$0.1	$0.1	$0.4	$—
Investment securities(1)	0.3	0.4	1.0	(0.1)
Net MTM on derivatives/repos	1.4	1.4	1.0	—
Total hedges (on loans and CVA)	—	—	(0.1)	—
Unfunded(2)	—	—	0.1	—
Trading accounts assets	—	—	—	—
Country risk exposure	$1.8	$1.9	$2.4	$(0.1)
Cash on deposit and placements(3)	0.5	0.7	0.9	(0.2)
Deposit Insurance Agency(4)	4.6	3.9	—	0.7
National Settlements Depository(4)	—	—	2.7	—
Total third-party exposure(5)	$6.9	$6.5	$6.0	$0.4
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Russia exposure(6)	$7.0	$6.6	$6.1	$0.4

(1)    Investment securities include debt securities AFS, recorded at fair market value, primarily local government debt securities.
(2)    Unfunded exposure consists of unfunded corporate lending commitments, letters of credit and other contingencies.
(3)    Cash on deposit and placements are primarily with the Central Bank of Russia and foreign financial institutions.
(4)    Represents dividends received by Citi in its role as custodian for investor clients in Russia, which Citi is required by local regulation to hold at the Deposit Insurance Agency (DIA). Citi is unable to remit these funds to clients due to restrictions imposed by the Russian government. In accordance with a Central Bank of Russia regulatory requirement, all balances in the National Settlements Depository were transferred to the DIA in the second quarter of 2023.
(5)    The majority of AO Citibank’s third-party exposures was funded with the dividends under footnote 4 and domestic deposit liabilities from both corporate and personal banking clients.
(6)    Citigroup’s CTA loss included in its AOCI related to its indirect subsidiary, AO Citibank, is excluded from the above table, because the CTA loss is not held in AO Citibank and would be recognized in Citigroup’s earnings only upon either the substantial liquidation or a loss of control of AO Citibank. Citi has separately described these risks in “Deconsolidation Risk” below.

During the first quarter of 2024, Citi’s Russia-related exposures increased by $0.4 billion, as presented in the table above. The increase in exposure was driven by inflows from dividends received from Russian corporations on behalf of Citi’s clients. Approximately 73% of Citi’s $7.0 billion of total Russia exposure are corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government, of which $4.6 billion is held with the Deposit Insurance Agency as of March 31, 2024.
Citi’s net investment in Russia was approximately $0.2 billion as of March 31, 2024 (unchanged from December 31, 2023).
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
As of March 31, 2024, Citigroup’s ACL included a $0.1 billion remaining credit reserve for Citi’s direct Russian counterparties (largely unchanged from December 31, 2023). This balance does not include the additional reserves for transfer risk for exposures in Russia.

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $65 million to-date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $54 million in estimated charges (approximately $1 million in Banking and $53 million in All Other, excluding the impact from any portfolio sales). This estimate was revised down during the first quarter of 2024 from $58 million at December 31, 2023. For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see Note 2 and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2023 Form 10-K.
Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2023 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of March 31, 2024, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi’s foreign entity in Russia, Citi would be required to (i) write off the net investment of approximately $0.2 billion (unchanged from December 31, 2023), (ii) recognize a CTA loss of approximately $1.6 billion (unchanged from December 31, 2023) through earnings and (iii) recognize a loss of $0.6 billion (unchanged from December 31, 2023) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

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
Citi’s continued presence or divestiture of businesses in Russia could also increase its susceptibility to cyberattacks that could negatively impact its relationships with clients and customers, harm its reputation, increase its compliance costs and adversely affect its business operations and results of operations. For additional information on operational and cyber risks, see “Risk Factors—Operational Risks” in Citi’s 2023 Form 10-K.

Board’s Role in Overseeing Related Risks
The Citi Board of Directors (Board) and the Board’s Risk Management Committee (RMC) and its other Committees have received and continue to receive regular reports from senior management regarding the war in Ukraine and its impact on Citi’s operations in Russia, Ukraine and elsewhere, as well as the war’s broader geopolitical, macroeconomic and reputational impacts. The reports to the Board and its Committees from senior management who represent the impacted businesses and the international cluster, Independent Risk Management, Finance, Independent Compliance Risk Management, including those individuals responsible for sanctions compliance, and Human Resources, have included detailed information regarding financial impacts, impacts on capital, cybersecurity, strategic considerations, sanctions compliance, employee assistance and reputational risks, enabling the Board and its Committees to properly exercise their oversight responsibilities. In addition, senior management has also provided updates to Citi’s Executive Management Team and the Board, outside of formal meetings, regarding Citi’s Russia-related risks, including with respect to cybersecurity matters.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 220 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of March 31, 2024, Citi had $1.4 billion of direct exposures related to Ukraine (compared to $1.5 billion at December 31, 2023).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of March 31, 2024, Citi’s net investment in its Argentine operations was approximately $1.6 billion (compared to $1.0 billion at December 31, 2023). Citi uses the U.S. dollar (USD) as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary in accordance with GAAP. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Citi uses Argentina’s official market exchange rate to remeasure its net ARS-denominated assets into USD. As of March 31, 2024, the official ARS exchange rate was 858.00, which devalued by 6% against the USD during the first quarter of 2024.
The increase in Citi’s net investment in Argentina during the quarter was primarily due to earnings associated with increased client activity, Citi’s normal onshore operations and interest income earned on the net investment, of which a significant portion is invested at high local overnight rates in Argentina. All of these effects significantly exceeded translation losses (net of hedges) of $55 million recognized during the quarter.
The Central Bank of Argentina maintains certain capital and currency controls that generally restrict Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations. To the extent that such controls remain in place, Citi’s net investment in Argentina will, as a result, continue to be exposed to additional foreign currency translation losses if it is denominated in ARS and is unable to be remitted or exchanged. Furthermore, the capital and currency controls have resulted in indirect foreign exchange mechanisms that some Argentine entities may use to obtain USD, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is generally precluded from accessing these alternative mechanisms, and under U.S. GAAP, these exchange mechanisms cannot be used to re-measure Citi’s net monetary assets into USD. If Argentina’s official exchange rate further converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur additional translation losses on its net investment in Argentina. Accordingly, Citi seeks to reduce its overall ARS exposure in Argentina while complying with local capital and currency exposure limitations.

Of the $1.6 billion net investment in Argentina as of March 31, 2024, Citi’s net ARS exposure was approximately $0.9 billion. The net ARS exposure was reduced as of the end of the quarter as a result of Citi holding approximately $100 million of USD-denominated loans as well as approximately $600 million of certain local government bonds that are indexed to the higher of the USD exchange rate or the local inflation index. If Citi had not invested in such instruments to reduce its ARS exposure, Citi would have recognized additional translation losses during the first quarter of 2024. Given current economic conditions and the local capital, currency and regulatory limitations, Citi cannot guarantee the availability or effectiveness of such mechanisms to reduce its ARS exposure in the future.
In addition to reducing the ARS exposure, Citi also seeks to economically hedge the exposure to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of March 31, 2024, Citi was unable to hedge a substantial portion of the remaining ARS exposure, given that the offshore NDF market remained illiquid. Accordingly, and to the extent that Citi does not execute additional NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure. Citi cannot predict the availability of hedging instruments in the future nor can it predict changes in foreign exchange rates and the resulting impact on earnings.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of March 31, 2024. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citi’s 2023 Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 6, 23 and 24 in this Form 10-Q and Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the first quarter of 2024. For information on the drivers of Citi’s ACL build in the first quarter of 2024, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2023	1Q24 build (release)	1Q24 FX/ Other	Balance Mar. 31, 2024	ACLL/EOP loans Mar. 31, 2024(1)
Services	$397	$34	$—	$431
Markets	819	120	1	940
Banking	1,377	(89)	(3)	1,285
Legacy Franchises corporate (Mexico SBMM)(1)	121	(8)	3	116
Total corporate ACLL	$2,714	$57	$1	$2,772	0.97%
U.S. cards(2)	$12,626	$326	$(1)	$12,951	8.16%
Retail Banking	476	11	—	487
Total USPB	$13,102	$337	$(1)	$13,438
Wealth	768	(190)	(2)	576
All Other consumer—managed basis(1)	1,561	(85)	34	1,510
Reconciling Items(1)	—	—	—	—
Total consumer ACLL	$15,431	$62	$31	$15,524	4.07%
Total ACLL	$18,145	$119	$32	$18,296	2.75%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,728	$(98)	$(1)	$1,629
Total ACLL and ACLUC (EOP)	$19,873	$21	$31	$19,925
Other(3)	1,883	14	(69)	1,828
Total ACL	$21,756	$35	$(38)	$21,753

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking within Legacy Franchises. The Reconciling Items are fully reflected in the various line items in Citi’s Consolidated Statement of Income. These items in the table above represent the 2024 quarterly ACL builds (releases) only. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(2)    As of March 31, 2024, in USPB, Branded Cards ACLL/EOP loans was 6.4% and Retail Services ACLL/EOP loans was 11.9%.
(3)    Includes ACL on Other assets and Held-to-maturity debt securities. The ACL on Other assets includes ACL related to transfer risk associated with exposures outside the U.S. for safety and soundness considerations under U.S. banking law.

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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are the following:

•Transfer risk associated with exposures outside the U.S. for certain safety and soundness considerations under U.S. banking law
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Normalization of portfolio performance and consumer behavior from low losses as a result of government stimulus and market liquidity during the COVID-19 pandemic

As of the first quarter of 2024, Citi’s qualitative component of the ACL decreased quarter-over-quarter. The decrease was primarily driven by (i) a release of COVID-19–related uncertainty reserves, as the portfolio delinquencies and losses continue to increase and as these risks are captured in the quantitative component of the ACL, and (ii) a release related to reserves for specific risks and uncertainties impacting vulnerable industries and regions.

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
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from 1Q23 to 1Q24:

	Quarterly average
U.S. unemployment	2Q24	4Q24	2Q25	8-quarter average(1)
Citi forecast at 1Q23	4.6%	4.5%	4.4%	4.3%
Citi forecast at 2Q23	4.5	4.5	4.4	4.3
Citi forecast at 3Q23	4.3	4.4	4.3	4.2
Citi forecast at 4Q23	4.2	4.3	4.3	4.2
Citi forecast at 1Q24	3.9	4.1	4.1	4.0

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2024	2025	2026
Citi forecast at 1Q23	1.0%	1.0%	2.0%
Citi forecast at 2Q23	1.3	0.7	2.0
Citi forecast at 3Q23	2.1	1.0	2.0
Citi forecast at 4Q23	2.4	1.4	1.7
Citi forecast at 1Q24	2.5	2.3	1.8

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of 1Q24, U.S. real GDP growth is expected to decline during 2024, while the unemployment rate is expected to increase modestly over the eight-quarter forecast horizon, broadly returning to pre-pandemic levels.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.4% in the third quarter of 2025. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2024 of 0.8%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. To demonstrate this sensitivity, Citi applied 100% weight to the downside scenario as of March 31, 2024 to reflect the most severe economic deterioration forecast in the multiple macroeconomic scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions; therefore, applying a 100% downside scenario weight would result in a hypothetical increase in the ACL of approximately $5.4 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of March 31, 2024.

1Q24 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the first quarter of 2024 was $21.8 billion, largely unchanged from December 31, 2023. The net build of less than $0.1 billion in the quarter was primarily driven by (i) a build of $0.3 billion in USPB, reflecting the impact of macroeconomic pressures related to the higher inflationary and interest rate environment, as well as the seasonal mix shift from transactors to revolvers in U.S. cards, and (ii) a build of $0.1 billion in Markets, due to changes in macroeconomic variable assumptions related to loans in spread products. These builds were largely offset by (i) a $0.2 billion release in Wealth, driven by a change in ACL associated with the margin lending portfolio, and (ii) a release of $0.1 billion for changes in portfolio composition in Banking. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of March 31, 2024. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL build was $0.1 billion in the first quarter of 2024, primarily reflecting the impact of macroeconomic pressures related to the higher inflationary and interest rate environment, as well as the seasonal mix shift from transactors to revolvers, largely offset by a release in Wealth driven by a change in ACL associated with the margin lending portfolio. This resulted in a March 31, 2024 ACLL balance of $15.5 billion, or 4.07% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased to 8.16% at March 31, 2024, primarily related to seasonal volume and mix changes, as well as the impact of macroeconomic pressures related to the higher inflationary and interest rate environment, compared to 7.67% at December 31, 2023. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.16% at March 31, 2024, compared to 1.25% at December 31, 2023.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL build of $0.1 billion in the first quarter of 2024, largely driven by Markets due to the changes in macroeconomic variable assumptions related to loans in spread products, largely offset by changes in the portfolio composition in Banking. This resulted in a March 31, 2024 ACLL balance of $2.8 billion, or 0.97% of total funded corporate loans.
ACLUC
Citi had an ACLUC release of $0.1 billion in the first quarter of 2024, which reduced the ACLUC reserve balance, included in Other liabilities, to $1.6 billion. The decrease was primarily driven by a release for specific risks and uncertainties impacting vulnerable industries and regions.

ACL on Other Financial Assets
Citi had an ACL build of less than $0.1 billion on other financial assets carried at amortized cost for the first quarter of 2024. Including FX/Other, the ACL reserve balance decreased $0.1 billion to $1.8 billion as of March 31, 2024, compared to $1.9 billion as of December 31, 2023. See Note 15 for additional information.

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
The impairment tests performed in the fourth quarter of 2023 resulted in the fair values of Citi’s reporting units exceeding their carrying values for all reporting units. Additionally, the tests results showed that the fair value of the Mexico Consumer/SBMM reporting unit as a percentage of its carrying value was 106%, with the carrying value including approximately $1.1 billion of goodwill. For each of the remaining reporting units, fair value exceeded carrying value by at least 10%.
While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations of the reporting units, the economic and business environments continue to evolve as Citi’s management executes on its transformation and strategy. If management’s future estimates of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. See Note 16 for a further discussion of goodwill.

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended March 31,
In millions of dollars, except effective tax rate	2024	2023
Income from continuing operations before income tax expense	$4,544	$6,183
Provision for income taxes	1,136	1,531
Effective tax rate	25%	25%

Citi’s effective tax rate was 25% in the first quarter of 2024 versus 25% in the first quarter of 2023, both including the impact of divestitures.
Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2024	December 31, 2023
Total U.S.	$26.4	$26.3
Total foreign	3.5	3.3
Total	$29.9	$29.6

At March 31, 2024, Citigroup had recorded net DTAs of approximately $29.9 billion, an increase of $0.3 billion from December 31, 2023 and an increase of $2.3 billion from March 31, 2023. The increase for the first quarter was from temporary differences and the year-over-year increase was primarily a result of Citi’s geographic mix of earnings. Of Citi’s $29.9 billion of net DTAs, $14.1 billion (compared to $12.8 billion at December 31, 2023) was deducted in calculating Citi’s regulatory capital, and the remaining $15.8 billion was appropriately risk weighted under the Basel III rules.
The $14.1 billion of DTAs deducted from regulatory capital was composed of $11.9 billion related to tax carry-forwards, with $3.6 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.4 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that realization of the net DTAs of $29.9 billion at March 31, 2024 is more-likely-than-not, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2024, Citigroup identified one transaction that was reportable pursuant to Section 219. On January 12, 2024, Citibank, N.A. processed a transaction between the Central Bank of Iran (the CBI) and an international organization. The CBI sent funds in yen, through Citibank, N.A., Tokyo Branch, which were then converted to U.S. dollars and transferred to the international organization’s U.S. dollar (USD) account at Citibank, N.A., New York Branch. The total value of the payment was USD 19,616,884.32. The transaction represented a payment for the Government of Iran’s membership dues to the international organization and was processed pursuant to general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Citibank realized approximately USD 5,905.00 for incoming and outgoing payments fees and a foreign exchange transaction fee.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Citigroup may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, target, outlook, guidance and illustrative, and similar expressions or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each business’s discussion and analysis of its results of operations above and in Citi’s 2023 Form 10-K and in Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2023 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges, uncertainties and volatility, including, among others, government fiscal and monetary actions or expected actions, such as maintaining high interest rates, continued reductions in central bank balance sheets, or other restrictive interest rate or other monetary policies; a resurgence of inflation; potential recessions in the U.S., Europe and other regions or countries; geopolitical challenges, tensions and conflicts, including those related to Russia’s war in Ukraine and persistent and/or escalating conflicts in the Middle East; economic and other geopolitical challenges related to China, including weak economic growth, challenges in its real estate sector, banking and credit markets and tensions or conflicts between China and Taiwan and/or involving China and/or China and the U.S.; significant disruptions and volatility in financial markets, including foreign currency volatility and devaluations and continued strength in the U.S. dollar; protracted or widespread trade tensions; and election outcomes;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including annual recalibration of the Stress Capital Buffer, which is based on the results of the CCAR process, recalibration of the GSIB surcharge, and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations, such as the Basel III Endgame (capital proposal), changes to the method for calculating the GSIB surcharge and changes to aspects of the total loss-absorbing capacity (TLAC) requirements; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi; potential fiscal, monetary, tax, sanctions and other changes, including potential increased regulatory requirements and costs, such as potential changes in regulatory requirements relating to interest rate risk management; rapidly evolving legislative and regulatory requirements and other government initiatives in the EU, the U.S. and globally relating to climate change and other Environmental, Social and Governance (ESG) areas that vary and may conflict across jurisdictions, including any new disclosure requirements; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability to achieve its objectives, including expense savings and revenue growth, from its transformation, organizational simplification and other strategic and other initiatives, which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, may result in higher than expected expenses, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions and ongoing regulatory requirements or changes;
•the potential impact to Citi from climate change due to both physical risks, including acute risks as well as the consequences of chronic changes in climate, and transition risks, including those arising from regulatory, market, technological, stakeholder and legal changes from a transition to a low-carbon economy, such as increased regulatory, compliance, credit, reputational and other risks and costs, including those associated with the EU’s Corporate Sustainability Reporting Directive (CSRD) and the SEC’s climate disclosures rules (currently stayed), whether due to lack of information and reliable data, interpretive uncertainties or otherwise;

•Citi’s ability to utilize its DTAs and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income in the relevant reversal periods;
•the potential impact to Citi if its interpretation or application of the complex income-based and non-income-based (such as withholding, stamp, service and other non-income taxes) tax laws to which it is subject in the U.S. and in non-U.S. jurisdictions differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income-based tax matters, and the resulting payment of additional taxes, penalties or interest, the reduction of certain tax benefits or the requirement to make adjustments to amounts recorded;
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, due to, among other things, increasing competition among card issuers; the general economic environment; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures or other operational difficulties of the retailer or merchant; early termination of a particular relationship; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the impact of a challenging macroeconomic environment or otherwise;
•Citi’s ability to address any shortcomings or deficiencies or guidance provided by the FRB or FDIC on its resolution plan submissions;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation and strategic and other initiatives, if Citi is unable to hire and retain qualified employees, particularly given the highly competitive environment for talent and other factors, such as potential attrition driven by Citi’s organizational simplification initiatives, low unemployment, changes in worker expectations and regulation of employee compensation in the banking industry;
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal and regulatory requirements; the introduction of mobile platforms and new or emerging technologies, such as artificial intelligence-driven solutions; potential mergers and acquisitions involving traditional financial services companies such as regional banks or credit card issuers; changes in the payments space; reliance on third parties for certain product and service offerings and any impact if a third party is unable to provide adequate support for such product and service offerings; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or to compete more effectively;
•the potential impact to Citi from a prior or future failure or disruption of its operational processes or systems, including as a result of, among other things, operational or execution failures, or deficiencies by third parties, including third parties that provide products or services to Citi, other market participants or those that otherwise have an ongoing partnership or business relationship with Citi; deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact internal or external reporting and decision-making; cyber or information security incidents; human error, such as manual transaction processing errors, which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; other similar losses or damage to Citi’s property or assets; potential disruptions and/or malfunctions within Citi’s businesses, as well as the operations of Citi’s clients, customers or other third parties; and the increased financial and other costs and reputational, legal and compliance risks resulting from any such failure or disruption of operational processes or systems, including legal and regulatory actions or proceedings, fines and other costs;
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from ongoing, continually evolving, sophisticated cybersecurity incidents that could result in, among other things, theft, loss, non-availability, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, deposit flight, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and other financial losses;
•the potential impact of changes or errors in accounting assumptions, judgments or estimates, or the application of certain accounting principles, related to the preparation of Citi’s financial statements, including the estimate of Citi’s ACL, which depends on its CECL models and assumptions, forecasted macroeconomic conditions and characteristics of Citi’s loan portfolios and other applicable financial assets; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities; the assessment of goodwill and other assets for impairment; and the financial impact from reclassification of any CTA component of AOCI into Citi’s earnings due to a sale, substantial liquidation or other deconsolidation event, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses;
•the impact of changes to financial accounting and reporting standards or interpretations of how Citi records and reports its financial condition and results of operations;
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and other processes, strategies or models, including, among others, those related to its comprehensive stress testing initiatives or ability to adequately manage, assess and aggregate data, are deficient or ineffective; Citi’s Basel III regulatory capital models require refinement, modification or enhancement; or any negative regulatory evaluation or examination finding is issued or enforcement action is taken by Citi’s U.S. banking regulators;
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to a default by or a significant downgrade in credit ratings of consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, such as from indemnification obligations in connection with various transactions, including hedging or reinsurance arrangements related to those obligations, or Citi’s inability to liquidate or realize the fair value of its collateral, which risks can be heightened for vulnerable sectors, industries or countries impacted by macroeconomic, geopolitical, market and other challenges and uncertainties and volatilities;
•the potential impact on Citi’s liquidity, sources of funding and costs of funding if it does not effectively manage its liquidity or due to various other factors, including, among others, general disruptions in the financial markets; changes in fiscal and monetary policies and regulatory requirements; negative investor perceptions of Citi’s creditworthiness; deposit outflows or unfavorable changes in deposit mix; competition for funding, including a decrease in demand for corporate debt securities; unexpected increases in cash or collateral requirements, and the consequent inability to monetize available liquidity resources; changes in Citi’s credit spreads; high interest rates; and changes in currency exchange rates;
•the impact of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities on Citi’s funding and liquidity as well as on the operations of certain of its businesses;
•the potential impact to Citi of significantly heightened regulatory expectations and scrutiny in the U.S. and globally and ongoing interpretation and implementation of regulatory and legislative requirements and changes, with respect to, among other things, governance, infrastructure, data, risk management practices and controls, customer and client protection, market practices, anti-money laundering, increasingly complex sanctions and disclosure regimes and various regulatory reporting requirements, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight, material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions, enforcement proceedings, penalties and fines;
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators, such as large civil monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends, changes to directors and/or officers and significant collateral consequences arising from such outcomes; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; strength in the U.S. dollar; sustained elevated interest rates and quantitative tightening; elevated inflation and hyperinflation; foreign exchange controls, including the inability to access indirect foreign exchange mechanisms; macroeconomic, geopolitical and domestic political challenges and uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; election outcomes; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; civil unrest; crime, corruption and fraud; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; confiscation of assets; and the need to record additional reserves for expected losses for credit exposures based on the transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2024	2023
Revenues
Interest income	$36,223	$29,395
Interest expense	22,716	16,047
Net interest income	$13,507	$13,348
Commissions and fees	$2,724	$2,366
Principal transactions	3,274	3,939
Administration and other fiduciary fees	1,037	896
Realized gains on sales of investments, net	115	72
Impairment losses on investments:
Impairment losses on investments	(30)	(86)
(Provision) releases for credit losses on AFS debt securities(1)	—	(1)
Net impairment losses recognized in earnings	$(30)	$(87)
Other revenue	$477	$913
Total non-interest revenues	$7,597	$8,099
Total revenues, net of interest expense	$21,104	$21,447
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,422	$1,737
Provision (release) for credit losses on HTM debt securities	10	(17)
Provision for credit losses on other assets	4	425
Policyholder benefits and claims	27	24
Provision (release) for credit losses on unfunded lending commitments	(98)	(194)
Total provisions for credit losses and for benefits and claims(2)	$2,365	$1,975
Operating expenses
Compensation and benefits	$7,673	$7,538
Premises and equipment	585	598
Technology/communication	2,246	2,127
Advertising and marketing	228	331
Restructuring	225	—
Other operating	3,238	2,695
Total operating expenses	$14,195	$13,289
Income from continuing operations before income taxes	$4,544	$6,183
Provision for income taxes	1,136	1,531
Income from continuing operations	$3,408	$4,652
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(1)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(1)
Net income before attribution to noncontrolling interests	$3,407	$4,651
Noncontrolling interests	36	45
Citigroup’s net income	$3,371	$4,606
Basic earnings per share(3)
Income from continuing operations	$1.60	$2.21
Income from discontinued operations, net of taxes	—	—
Net income	$1.59	$2.21
Weighted-average common shares outstanding (in millions)	1,910.4	1,943.5
Diluted earnings per share(3)
Income from continuing operations	$1.58	$2.19
Income (loss) from discontinued operations, net of taxes	—	—

Net income	$1.58	$2.19
Adjusted weighted-average diluted common shares outstanding (in millions)	1,943.2	1,964.1

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS debt securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS debt securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2024	2023
Citigroup’s net income	$3,371	$4,606
Add: Citigroup’s other comprehensive income, net change, net of taxes(1)
Unrealized gains and losses on debt securities(2)	$100	$836
Debt valuation adjustment (DVA)(3)	(563)	(325)
Cash flow hedges	492	361
Benefit plans liability adjustment(4)	77	(104)
CTA, net of hedges	(1,054)	841
Excluded component of fair value hedges	(2)	(20)
Long-duration insurance contracts	21	5
Citigroup’s total other comprehensive income (loss)	$(929)	$1,594
Citigroup’s total comprehensive income	$2,442	$6,200
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(13)	$32
Add: Net income (loss) attributable to noncontrolling interests	36	45
Total comprehensive income	$2,465	$6,277

(1)See Note 19.
(2)See Note 13.
(3)See Note 23.
(4)See Note 8.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,174	$27,342
Deposits with banks, net of allowance	247,556	233,590
Securities borrowed and purchased under agreements to resell (including $193,546 and $206,059 as of March 31, 2024 and December 31, 2023, respectively, at fair value), net of allowance	344,264	345,700
Brokerage receivables, net of allowance	61,314	53,915
Trading account assets (including $228,669 and $197,156 pledged to creditors as of March 31, 2024 and December 31, 2023, respectively)	431,468	411,756
Investments:
Available-for-sale debt securities (including $1,846 and $11,868 pledged to creditors as of March 31, 2024 and December 31, 2023, respectively)	254,898	256,936
Held-to-maturity debt securities, net of allowance (fair value of which is $231,374 and $235,001 as of March 31, 2024 and December 31, 2023, respectively) (includes $33 and $71 pledged to creditors as of March 31, 2024 and December 31, 2023, respectively)	252,459	254,247
Equity securities (including $802 and $766 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	7,826	7,902
Total investments	$515,183	$519,085
Loans:
Consumer (including $303 and $313 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	381,759	389,197
Corporate (including $8,551 and $7,281 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	292,819	300,165
Loans, net of unearned income	$674,578	$689,362
Allowance for credit losses on loans (ACLL)	(18,296)	(18,145)
Total loans, net	$656,282	$671,217
Goodwill	20,042	20,098
Intangible assets (including MSRs of $702 and $691 as of March 31, 2024 and December 31, 2023, respectively)	4,338	4,421
Premises and equipment, net of depreciation and amortization	29,188	28,747
Other assets (including $12,731 and $12,290 as of March 31, 2024 and December 31, 2023, respectively, at fair value), net of allowance	97,701	95,963
Total assets	$2,432,510	$2,411,834

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2024	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2023
Liabilities
Deposits (including $2,905 and $2,440 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	$1,307,163	$1,308,681
Securities loaned and sold under agreements to repurchase (including $73,781 and $62,485 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	299,387	278,107
Brokerage payables (including $3,997 and $4,321 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	73,013	63,539
Trading account liabilities	156,652	155,345
Short-term borrowings (including $8,131 and $6,545 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	31,910	37,457
Long-term debt (including $115,317 and $116,338 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	285,495	286,619
Other liabilities, plus allowances	71,492	75,835
Total liabilities	$2,225,112	$2,205,583
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2024—704,000 and as of December 31, 2023—704,000, at aggregate liquidation value	$17,600	$17,600
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2024—3,099,718,305 and as of December 31, 2023—3,099,691,704	31	31
Additional paid-in capital	108,592	108,955
Retained earnings	200,956	198,905
Treasury stock, at cost: March 31, 2024—1,192,278,692 shares and December 31, 2023— 1,196,577,865 shares	(74,865)	(75,238)
Accumulated other comprehensive income (loss) (AOCI)	(45,729)	(44,800)
Total Citigroup stockholders’ equity	$206,585	$205,453
Noncontrolling interests	813	798
Total equity	$207,398	$206,251
Total liabilities and equity	$2,432,510	$2,411,834

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2024	2023
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,600	$18,995
Issuance of new preferred stock	550	1,250
Redemption of preferred stock	(550)	—
Balance, end of period	$17,600	$20,245
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,986	$108,489
Employee benefit plans	(372)	(84)
Preferred stock issuance costs (reclassifications to Retained earnings for redemptions)	11	—
Other (primarily preferred stock issuance costs related to new issuances)	(2)	(5)
Balance, end of period	$108,623	$108,400
Retained earnings
Balance, beginning of period	$198,905	$194,734
Adjustment to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	290
Adjusted balance, beginning of period	$198,905	$195,024
Citigroup’s net income	3,371	4,606
Common dividends(2)	(1,030)	(1,000)
Preferred dividends	(279)	(277)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(11)	—
Balance, end of period	$200,956	$198,353
Treasury stock, at cost
Balance, beginning of period	$(75,238)	$(73,967)
Employee benefit plans(3)	873	705
Treasury stock acquired(4)	(500)	—
Balance, end of period	$(74,865)	$(73,262)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(44,800)	$(47,062)
Adjustment to opening balance, net of taxes(1)	—	27
Adjusted balance, beginning of period	$(44,800)	$(47,035)
Citigroup’s total other comprehensive income	(929)	1,594
Balance, end of period	$(45,729)	$(45,441)
Total Citigroup common stockholders’ equity	$188,985	$188,050
Total Citigroup stockholders’ equity	$206,585	$208,295
Noncontrolling interests
Balance, beginning of period	$798	$649
Transactions between Citigroup and the noncontrolling-interest shareholders	(9)	—
Net income attributable to noncontrolling-interest shareholders	36	45
Distributions paid to noncontrolling-interest shareholders	—	(11)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(13)	32
Other	1	9
Net change in noncontrolling interests	$15	$75
Balance, end of period	$813	$724
Total equity	$207,398	$209,019

(1)    See Note 1 for additional details.
(2)    Common dividends declared were $0.53 per share for 1Q24 and $0.51 per share for 1Q23.
(3)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors–approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2024	2023
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,407	$4,651
Net income attributable to noncontrolling interests	36	45
Citigroup’s net income	$3,371	$4,606
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Income from continuing operations—excluding noncontrolling interests	$3,372	$4,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	—	(1,059)
Depreciation and amortization	1,110	1,111
Deferred income taxes	(348)	(28)
Provisions for credit losses and for benefits and claims	2,365	1,975
Realized gains from sales of investments	(115)	(72)
Impairment losses on investments and other assets	30	86
Change in trading account assets	(19,761)	(49,831)
Change in trading account liabilities	1,307	14,363
Change in brokerage receivables net of brokerage payables	2,075	6,191
Change in loans held-for-sale (HFS)	(414)	(1,066)
Change in other assets	(997)	(3,608)
Change in other liabilities(2)	(4,272)	(6,132)
Other, net	4,817	2,978
Total adjustments	$(14,203)	$(35,092)
Net cash provided by (used in) operating activities of continuing operations	$(10,831)	$(30,485)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$1,436	$(18,797)
Change in loans	11,380	3,010
Proceeds from sales and securitizations of loans	709	895
Net payment due to transfer of net liabilities associated with divestitures(1)	—	(29)
Available-for-sale (AFS) debt securities
Purchases of investments	(70,491)	(52,708)
Proceeds from sales of investments	15,372	18,619
Proceeds from maturities of investments	55,520	51,034
Held-to-maturity (HTM) debt securities
Purchases of investments	(2,823)	(631)
Proceeds from maturities of investments	4,613	1,977
Capital expenditures on premises and equipment and capitalized software	(1,607)	(1,634)
Proceeds from sales of premises and equipment and repossessed assets	162	6
Other, net	573	(4,815)
Net cash provided by (used in) investing activities of continuing operations	$14,844	$(3,073)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,291)	$(1,267)
Issuance of preferred stock	548	1,245
Redemption of preferred stock	(550)	—

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Three Months Ended March 31,
In millions of dollars	2024	2023
Treasury stock acquired	$(413)	$—
Stock tendered for payment of withholding taxes	(433)	(315)
Change in securities loaned and sold under agreements to repurchase	21,280	55,237
Issuance of long-term debt	20,412	15,741
Payments and redemptions of long-term debt	(20,137)	(12,471)
Change in deposits	(1,518)	(35,495)
Change in short-term borrowings	(5,547)	(6,909)
Net cash provided by (used in) financing activities of continuing operations	$12,351	$15,766
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(4,566)	$(274)
Change in cash, due from banks and deposits with banks	11,798	(18,066)
Cash, due from banks and deposits with banks at beginning of period	260,932	342,025
Cash, due from banks and deposits with banks at end of period	$272,730	$323,959
Cash and due from banks (including segregated cash and other deposits)	$25,174	$26,224
Deposits with banks, net of allowance	247,556	297,735
Cash, due from banks and deposits with banks at end of period	$272,730	$323,959
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,457	$1,593
Cash paid during the period for interest	22,115	14,358
Non-cash investing activities(1)(3)(4)
Transfer of investment securities from HTM to AFS	$—	$3,324
Transfers to loans HFS (Other assets) from loans HFI	959	2,696
Transfers from loans HFS (Other assets) to loans HFI	—	322

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment and restructuring charges. See Notes 9 and 27.
(3)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer.
(4)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of March 31, 2024.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
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
Citi adopted the ASU on January 1, 2024, which did not impact the financial statements of the Company.

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

ASU 2022-02 eliminated the accounting and disclosure requirements for TDRs, including the requirement to measure the ACLL for TDRs using a discounted cash flow (DCF) approach. With the elimination of TDR accounting requirements, reasonably expected TDRs are no longer considered when determining the term over which to estimate expected credit losses. The ACLL for modified loans that are collateral dependent continues to be based on the fair value of the collateral.

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
The Company’s Income (loss) from discontinued operations, net of taxes was $(1) million and $(1) million for the three months ended March 31, 2024 and 2023, respectively.
Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
As of March 31, 2024, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises. Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. Of the nine sale agreements, the five below were identified as significant disposals. The gains and losses included in the footnotes to the table below represent life-to-date amounts, which are periodically updated due to post-closing purchase price adjustments. As of March 31, 2024, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals:

			Income (loss) before taxes(6)
In millions of dollars			Three Months Ended March 31,
Consumer banking business in	Sale agreement date	Closing date	2024	2023
Australia(1)	8/9/2021	6/1/2022	$—	$—
Philippines(2)	12/23/2021	8/1/2022	—	—
Thailand(3)	1/14/2022	11/1/2022	—	—
India(4)	3/30/2022	3/1/2023	—	2
Taiwan(5)	1/28/2022	8/12/2023	—	57

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
(4)    On March 1, 2023, Citi completed the sale of its India consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $5.2 billion in assets, including $3.4 billion of loans (net of allowance of $32 million) and excluding goodwill. The total amount of liabilities was $5.2 billion, including $5.1 billion in deposits. The sale resulted in a pretax gain on sale of approximately $1.0 billion ($717 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes in the above table for India reflects Citi’s ownership through March 1, 2023.
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

Citi did not have any other significant disposals as of March 31, 2024.
As of May 3, 2024, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

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
See Note 8 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for details on the pension impact of the Korea wind-down.

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
•During the third and fourth quarters of 2023 and the first quarter of 2024, as part of the previously disclosed cards referral agreement with a Russian bank, approximately $52 million of credit card receivables were settled upon referral and refinanced.

Wind-Down Charges
The following tables provide details on Citi’s Russia wind-down charges:

	Three Months Ended March 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$1	$2	$3
Vendor termination and other costs(2)	—	—	—
Total	$1	$2	$3

	Program-to-date March 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$36	$10	$46
Vendor termination and other costs(2)	19	—	19
Total	$55	$10	$65

	Estimated additional charges as of March 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$20	$1	$21
Vendor termination and other costs(2)	33	—	33
Total	$53	$1	$54

(1)    Recorded in Compensation and benefits.
(2)    Recorded in Other operating expenses.

3. OPERATING SEGMENTS

The operating segments and reporting units reflect how the CEO, who is the chief operating decision maker (CODM), manages the Company, including allocating resources and measuring performance.
Citi is organized into five reportable operating segments: Services, Markets, Banking, U.S. Personal Banking (USPB) and Wealth, with the remaining operations recorded in All Other, which includes activities not assigned to a specific reportable operating segment, as well as discontinued operations. See operating segment details in Note 3 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Beginning in the first quarter of 2024, Citi reallocated certain customer balances between All Other—Legacy Franchises, Services, Markets and Banking in preparation for the IPO of the Mexico Consumer/SBMM operations, and made other immaterial reclassifications. These reallocations and reclassifications did not materially change segment results and prior periods were conformed to reflect these changes. Citi's consolidated results remain unchanged for all periods presented.
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
The accounting policies of these reportable operating segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The following tables present certain information regarding the Company’s continuing operations by reportable operating segments and All Other on a managed basis that excludes divestiture-related impacts. Performance measurement is based on Income (loss) from continuing operations. These results are used by the CODM, both in evaluating the performance of, and in allocating resources to, each of the segments:

	Three Months Ended March 31,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking		USPB
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$3,317	$3,126	$1,713	$1,562	$574	$500	$5,226	$4,854
Non-interest revenue	1,449	1,268	3,665	4,228	1,140	651	(48)	(143)
Total revenues, net of interest expense	$4,766	$4,394	$5,378	$5,790	$1,714	$1,151	$5,178	$4,711
Provisions for credit losses and for benefits and claims	$64	$(14)	$200	$83	$(129)	$(123)	$2,204	$1,649
Provision (benefits) for income taxes	517	690	388	676	120	(19)	108	131
Income (loss) from continuing operations	1,519	1,309	1,410	1,869	539	57	347	402
Identifiable assets (March 31, 2024 and December 31, 2023)	$577	$586	$1,037	$1,007	$152	$149	$237	$242
Average loans	82	79	120	111	89	95	204	184
Average deposits	808	830	24	23	1	1	100	111

	Wealth		All Other(1)		Reconciling Items(1)		Total Citi
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$979	$1,121	$1,698	$2,185	$—	$—	$13,507	$13,348
Non-interest revenue	716	645	687	432	(12)	1,018	7,597	8,099
Total revenues, net of interest expense	$1,695	$1,766	$2,385	$2,617	$(12)	$1,018	$21,104	$21,447
Provisions for credit losses and for benefits and claims	$(170)	$(58)	$185	$446	$11	$(8)	$2,365	$1,975
Provision (benefits) for income taxes	47	39	(5)	(291)	(39)	305	1,136	1,531
Income (loss) from continuing operations	150	159	(463)	208	(94)	648	3,408	4,652
Identifiable assets (March 31, 2024 and December 31, 2023)	$230	$232	$200	$196			$2,433	$2,412
Average loans	150	150	34	35			679	654
Average deposits	319	323	74	75			1,326	1,363

(1)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended March 31,
In millions of dollars	2024(1)	2023(2)
Total segments and All Other—income from continuing operations(3)	$3,502	$4,004
Divestiture-related impact on:
Total revenues, net of interest expense	(12)	1,018
Total operating expenses	110	73
Provision (release) for credit losses	11	(8)
Provision (benefits) for income taxes	(39)	305
Income from continuing operations	$3,408	$4,652

(1)    The three months ended March 31, 2024 includes approximately $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The three months ended March 31, 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
(3)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico consumer banking and small business and middle-market banking within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Interest income
Consumer loans	$9,798	$8,624
Corporate loans	5,744	4,659
Loan interest, including fees	$15,542	$13,283
Deposits with banks	2,647	3,031
Securities borrowed and purchased under agreements to resell	7,822	5,174
Investments, including dividends	4,849	4,144
Trading account assets(1)	4,128	2,747
Other interest-earning assets(2)	1,235	1,016
Total interest income	$36,223	$29,395
Interest expense
Deposits	$10,411	$7,708
Securities loaned and sold under agreements to repurchase	6,966	3,566
Trading account liabilities(1)	831	787
Short-term borrowings and other interest-bearing liabilities(3)	1,956	1,649
Long-term debt	2,552	2,337
Total interest expense	$22,716	$16,047
Net interest income	$13,507	$13,348
Provision for credit losses on loans	2,422	1,737
Net interest income after provision for credit losses on loans	$11,085	$11,611

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

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

Commissions and Fees
The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit card and bank card income, deposit-related fees and transactional service fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for additional information on Citi’s commissions and fees.

The following table presents Commissions and fees revenue:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Investment banking(1)	$873	$726
Brokerage commissions(2)	619	637
Credit and bank card income(3)
Interchange fees	2,911	2,849
Card-related loan fees	130	118
Card rewards and partner payments(4)	(2,917)	(2,928)
Deposit-related fees(5)	340	299
Transactional service fees(6)	340	319
Corporate finance(7)	199	102
Insurance distribution revenue(8)	84	92
Insurance premiums(9)	25	22
Loan servicing	14	28
Other	106	102
Total(10)	$2,724	$2,366

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $108 million and $116 million of revenue related to variable consideration for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USPB and Services.
(4)    As described above, Citi’s credit card programs have certain partner sharing agreements that vary by partner.
(5)    Overdraft fees are accounted for under ASC 310. Citi eliminated overdraft fees, returned item fees and overdraft protection fees beginning in June 2022.
(6)    Transactional service fees are earned primarily by Services.
(7)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(8)    Insurance distribution revenue is earned primarily by Wealth and Legacy Franchises within All Other.
(9)    Insurance premiums are earned primarily by Legacy Franchises within All Other.
(10)    Commissions and fees include $(2,538) million and $(2,656) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2024 and 2023, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for additional information on Citi’s administration and other fiduciary fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Custody fees(1)	$514	$444
Fiduciary fees(2)	392	310
Guarantee fees	131	142
Total administration and other fiduciary fees(3)	$1,037	$896

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $131 million and $142 million for the three months ended March 31, 2024 and 2023, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

6. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk (as such, the trading desks can be periodically reorganized and thus the risk categories). Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of the profitability of trading activities (see Note 4 for information about net interest income related to trading activities). Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in Services, Markets and Banking. These adjustments are discussed further in Note 23.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Interest rate risks(1)	$937	$1,395
Foreign exchange risks(2)	1,252	1,479
Equity risks(3)	615	634
Commodity and other risks(4)	303	498
Credit products and risks(5)	167	(67)
Total	$3,274	$3,939

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

7. INCENTIVE PLANS

For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Net Expense (Benefit)
The following table summarizes the components of net expense (benefit) recognized in the Consolidated Statement of Income for the Company’s pension and postretirement benefit plans for Significant Plans and All Other Plans. Benefits earned during the period are reported in Compensation and benefits expenses and all other components of the net period benefit cost are reported in Other operating expenses in the Consolidated Statement of Income:

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$29	$28	$—	$—	$—	$—
Interest cost on benefit obligation	117	127	109	98	4	5	29	25
Expected return on assets	(151)	(161)	(87)	(81)	(3)	(3)	(22)	(19)
Amortization of unrecognized:
Prior service cost (benefit)	—	1	(1)	(2)	(2)	(2)	(2)	(2)
Net actuarial loss (gain)	46	38	23	18	(2)	(3)	3	(4)
Curtailment (gain)(1)	—	—	—	(8)	—	—	—	—
Settlement loss(1)	—	—	—	3	—	—	—	—
Total net expense (benefit)	$12	$5	$73	$56	$(3)	$(3)	$8	$—

(1)    Curtailment and settlement relate to divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant pension and postretirement benefit plans:

	Three Months Ended March 31, 2024
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,640	$7,030	$343	$1,208
Plans measured annually	(18)	(1,663)	—	(219)
Projected benefit obligation at beginning of year—Significant Plans	$9,622	$5,367	$343	$989
Service cost	—	12	—	—
Interest cost on benefit obligation	116	91	4	25
Actuarial (gain)	(137)	(111)	(2)	(29)
Benefits paid, net of participants’ contributions	(223)	(76)	(14)	(22)
Foreign exchange impact and other	—	8	—	23
Projected benefit obligation at period end—Significant Plans	$9,378	$5,291	$331	$986
Change in plan assets
Plan assets at fair value at beginning of year	$10,210	$6,426	$231	$970
Plans measured annually	—	(1,198)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$10,210	$5,228	$231	$961
Actual return on plan assets	8	(22)	2	(9)
Company contributions, net of reimbursements	14	7	12	—
Benefits paid, net of participants’ contributions	(223)	(76)	(14)	(22)
Foreign exchange impact and other	—	(21)	—	23
Plan assets at fair value at period end—Significant Plans	$10,009	$5,116	$231	$953
Qualified plans(1)	$1,133	$(175)	$(100)	$(33)
Nonqualified plans(2)	(502)	—	—	—
Funded status of the plans at period end—Significant Plans	$631	$(175)	$(100)	$(33)
Net amount recognized at period end
Benefit asset	$1,133	$745	$—	$—
Benefit liability	(502)	(920)	(100)	(33)
Net amount recognized on the balance sheet—Significant Plans	$631	$(175)	$(100)	$(33)
Amounts recognized in AOCI at period end(3)
Prior service (expense) benefit	$—	$(4)	$70	$32
Net actuarial (loss) gain	(6,276)	(1,685)	113	(335)
Net amount recognized in AOCI (pretax)—Significant Plans	$(6,276)	$(1,689)	$183	$(303)
Accumulated benefit obligation at period end—Significant Plans	$9,378	$5,106	$331	$986

(1)The U.S. qualified pension plan is fully funded under Employee Retirement Income Security Act of 1974, as amended, funding rules as of January 1, 2024 and no minimum required funding is expected for 2024.
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

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023	Three Months Ended March 31, 2023
Beginning of period balance, net of tax(1)(2)	$(6,050)	$(5,755)	$(5,755)
Actuarial assumptions changes and plan experience	280	(547)	(269)
Net asset (loss) gain due to difference between actual and expected returns	(271)	263	183
Net amortization	64	175	43
Prior service benefit	—	2	—
Curtailment/settlement gain	—	(7)	(5)
Foreign exchange impact and other	(5)	(239)	(108)
Change in deferred taxes, net	9	58	52
Change, net of tax	$77	$(295)	$(104)
End of period balance, net of tax(1)(2)	$(5,973)	$(6,050)	$(5,859)

(1)See Note 19 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.

Plan Assumptions
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s Significant Plans are presented in the following tables:

During the period	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Discount rate
U.S. plans
Qualified pension	5.10%	6.05%	5.50%
Nonqualified pension	5.15	6.10	5.55
Postretirement benefit plan	5.20	6.10	5.60
Non-U.S. plans
Pension	1.35–10.65	1.85–11.55	2.20–10.60
Weighted average	7.57	8.35	7.55
Postretirement benefit plan	10.70	11.55	10.60
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. plans
Pension	4.30–9.60	4.50–9.90	4.50–9.90
Weighted average	6.57	6.70	6.40
Postretirement benefit plan	9.40	8.70	8.70

At period ended(1)	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Discount rate
U.S. plans
Qualified pension	5.30%	5.10%	5.15%
Nonqualified pension	5.40	5.15	5.20
Postretirement benefit plan	5.40	5.20	5.25
Non-U.S. plans
Pension	1.35–11.00	1.35–10.65	2.05–10.65
Weighted average	7.92	7.57	7.64
Postretirement benefit plan	11.05	10.70	10.70
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. plans
Pension	4.20–9.60	4.30–9.60	4.10–9.90
Weighted average	6.51	6.57	6.26
Postretirement benefit plan	9.40	9.40	8.70

(1)    Discount rates and expected return on assets at the end of each quarter are utilized in the following quarter’s expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly net expense (benefit) of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2024
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$6	$(7)
Non-U.S. plans	(2)	4

Contributions

For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2024.
The following table summarizes the Company’s actual contributions for the three months ended March 31, 2024 and 2023, as well as expected Company contributions for the remainder of 2024 and the actual contributions made in 2023:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Company contributions(2) for the three months ended March 31	$15	$14	$25	$34	$12	$13	$2	$2
Company net contributions (reimbursements) made during the remainder of the year	—	44	—	84	—	(5)	—	7
Company contributions expected to be made during the remainder of the year	42	—	80	—	4	—	8	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended March 31,
In millions of dollars	2024	2023
U.S. plans	$149	$138
Non-U.S. plans	126	114

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Non-service-related expense	$5	$5
Total net expense	$5	$5

9. RESTRUCTURING

As previously disclosed, Citi is pursuing various initiatives to simplify the Company and further align its organizational structure with its business strategy. As part of its overall simplification initiatives, in the fourth quarter of 2023, Citi eliminated the previous Institutional Clients Group and Personal Banking and Wealth Management layers, exited certain institutional business lines, and consolidated its regional structure, creating one international group, while centralizing client capabilities and streamlining its global staff functions. Citi recorded approximately $781 million of restructuring charges in the fourth quarter of 2023 related to the initial implementation of its organizational simplification initiatives.
During the first quarter of 2024, Citi incurred additional net restructuring charges of approximately $225 million related to the continued implementation of its organizational simplification initiatives. Citi has recorded net restructuring charges of approximately $1.0 billion program-to-date.
Restructuring charges are recorded as a separate line item within Operating expenses in the Company’s Consolidated Statement of Income. These charges were included within All Other—Corporate/Other.
The following costs associated with these initiatives are included in restructuring charges:

•Personnel costs: severance costs associated with actual headcount reductions (as well as those that were probable and could be reasonably estimated)
•Other: costs associated with contract terminations and other direct costs associated with the restructuring, including asset write-downs (non-cash write-downs of capitalized software, which are included in Premises and equipment related to exited businesses)

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Balance at December 31, 2022	$—	$—	$—
4Q23 restructuring charges	687	94	781
4Q23 payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$237	$54	$291
Change in estimate(1)	(66)	—	(66)
Net restructuring charges	$171	$54	$225
Payments and utilization	$(127)	$(46)	$(173)
Foreign exchange	—	—	—
Balance at March 31, 2024	$731	$33	$764

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2024	2023
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,408	$4,652
Less: Noncontrolling interests from continuing operations	36	45
Net income from continuing operations (for EPS purposes)	$3,372	$4,607
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Citigroup’s net income	$3,371	$4,606
Less: Preferred dividends	279	277
Net income available to common shareholders	$3,092	$4,329
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	45	34
Net income allocated to common shareholders for basic EPS	$3,047	$4,295
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,910.4	1,943.5
Basic earnings per share(2)
Income from continuing operations	$1.60	$2.21
Discontinued operations	—	—
Net income per share—basic(4)	$1.59	$2.21
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$3,047	$4,295
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	15	11
Net income allocated to common shareholders for diluted EPS	$3,062	$4,306
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,910.4	1,943.5
Effect of dilutive securities(3)
Other employee plans	32.8	20.6
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,943.2	1,964.1
Diluted earnings per share(2)
Income from continuing operations	$1.58	$2.19
Discontinued operations	—	—
Net income per share—diluted(4)	$1.58	$2.19

(1)Other relevant items include issuance costs of $12 million related to the remaining redemption of preferred stock Series J. These issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 20.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the first quarters of 2024 and 2023, there were no weighted-average options outstanding.
(4)    Due to rounding, income from continuing operations and discontinued operations may not sum to net income per share—diluted.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2024	December 31, 2023
Securities purchased under agreements to resell	$266,192	$267,319
Deposits paid for securities borrowed	78,090	78,408
Total, net(1)	$344,282	$345,727
Allowance for credit losses on securities purchased and borrowed(2)	(18)	(27)
Total, net of allowance	$344,264	$345,700

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$288,746	$264,958
Deposits received for securities loaned	10,641	13,149
Total, net(1)	$299,387	$278,107

(1)    The above tables do not include securities-for-securities lending transactions of $4.1 billion and $4.3 billion at March 31, 2024 and December 31, 2023, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)     See Note 15.

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
A substantial portion of the resale and repurchase agreements is recorded at fair value as the Company elected the fair value option, as described in Notes 23 and 24. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 24. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and posts or obtains additional collateral in order to maintain contractual margin protection.
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

	As of March 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$528,065	$261,873	$266,192	$244,316	$21,876
Deposits paid for securities borrowed	97,620	19,530	78,090	25,899	52,191
Total	$625,685	$281,403	$344,282	$270,215	$74,067

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$550,619	$261,873	$288,746	$209,296	$79,450
Deposits received for securities loaned	30,171	19,530	10,641	4,567	6,074
Total	$580,790	$281,403	$299,387	$213,863	$85,524

	As of December 31, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$515,533	$248,214	$267,319	$244,783	$22,536
Deposits paid for securities borrowed	97,881	19,473	78,408	25,433	52,975
Total	$613,414	$267,687	$345,727	$270,216	$75,511

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$513,172	$248,214	$264,958	$181,794	$83,164
Deposits received for securities loaned	32,622	19,473	13,149	2,441	10,708
Total	$545,794	$267,687	$278,107	$184,235	$93,872

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of March 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$272,060	$179,654	$41,634	$57,271	$550,619
Deposits received for securities loaned	22,613	242	166	7,150	30,171
Total	$294,673	$179,896	$41,800	$64,421	$580,790

	As of December 31, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$289,907	$134,870	$35,639	$52,756	$513,172
Deposits received for securities loaned	24,997	—	1,270	6,355	32,622
Total	$314,904	$134,870	$36,909	$59,111	$545,794

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of March 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$217,703	$360	$218,063
State and municipal securities	438	8	446
Foreign government securities	202,419	313	202,732
Corporate bonds	14,868	321	15,189
Equity securities	22,312	29,064	51,376
Mortgage-backed securities	84,307	3	84,310
Asset-backed securities	3,364	—	3,364
Other	5,208	102	5,310
Total	$550,619	$30,171	$580,790

	As of December 31, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$223,343	$461	$223,804
State and municipal securities	447	2	449
Foreign government securities	174,661	118	174,779
Corporate bonds	12,403	195	12,598
Equity securities	5,853	31,574	37,427
Mortgage-backed securities	85,014	21	85,035
Asset-backed securities	3,032	178	3,210
Other	8,419	73	8,492
Total	$513,172	$32,622	$545,794

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2024	December 31, 2023
Receivables from customers	$16,889	$15,986
Receivables from brokers, dealers and clearing organizations	44,425	37,929
Total brokerage receivables(1)	$61,314	$53,915
Payables to customers	$48,385	$49,206
Payables to brokers, dealers and clearing organizations	24,628	14,333
Total brokerage payables(1)	$73,013	$63,539

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements
in Citi’s 2023 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2024	December 31, 2023
Debt securities available-for-sale (AFS)	$254,898	$256,936
Debt securities held-to-maturity (HTM)(1)	252,459	254,247
Marketable equity securities carried at fair value(2)	287	258
Non-marketable equity securities carried at fair value(2)(5)	515	508
Non-marketable equity securities measured using the measurement alternative(3)	1,706	1,639
Non-marketable equity securities carried at cost(4)	5,318	5,497
Total investments(6)	$515,183	$519,085

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
(5)    Includes $27 million and $25 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at March 31, 2024 and December 31, 2023, respectively.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2024 and December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended March 31, 2024 and 2023.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Taxable interest	$4,691	$4,000
Interest exempt from U.S. federal income tax	80	85
Dividend income	78	59
Total interest and dividend income on investments	$4,849	$4,144

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Gross realized investment gains	$141	$88
Gross realized investment losses	(26)	(16)
Net realized gains on sales of investments	$115	$72

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2024					December 31, 2023
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$32,547	$134	$739	$—	$31,942	$30,279	$170	$734	$—	$29,715
Residential	530	—	3	—	527	426	—	3	—	423
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$33,078	$134	$742	$—	$32,470	$30,706	$170	$737	$—	$30,139
U.S. Treasury and federal agency securities
U.S. Treasury	$76,206	$8	$1,181	$—	$75,033	$81,684	$59	$1,382	$—	$80,361
Total U.S. Treasury and federal agency securities	$76,206	$8	$1,181	$—	$75,033	$81,684	$59	$1,382	$—	$80,361
State and municipal	$2,064	$21	$97	$—	$1,988	$2,204	$18	$91	$—	$2,131
Foreign government	134,579	444	1,325	—	133,698	132,045	528	1,375	—	131,198
Corporate	5,203	19	192	9	5,021	5,610	18	208	8	5,412
Asset-backed securities(1)	930	10	1	—	939	921	17	—	—	938
Other debt securities	5,746	4	1	—	5,749	6,754	4	1	—	6,757
Total debt securities AFS	$257,806	$640	$3,539	$9	$254,898	$259,924	$814	$3,794	$8	$256,936

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer. See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(3)Amortized cost includes unallocated portfolio layer cumulative basis adjustments of $(0.1) billion as of March 31, 2024. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio layer cumulative basis adjustments were $140 million and $(860) million, respectively, as of March 31, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$10,796	$76	$9,367	$663	$20,163	$739
Residential	50	2	234	1	284	3
Total mortgage-backed securities	$10,846	$78	$9,601	$664	$20,447	$742
U.S. Treasury and federal agency securities
U.S. Treasury	$10,162	$82	$54,381	$1,099	$64,543	$1,181
Total U.S. Treasury and federal agency securities	$10,162	$82	$54,381	$1,099	$64,543	$1,181
State and municipal	$359	$18	$850	$79	$1,209	$97
Foreign government	44,535	220	33,951	1,105	78,486	1,325
Corporate	1,787	68	1,869	124	3,656	192
Asset-backed securities	186	1	14	—	200	1
Other debt securities	3,081	1	125	—	3,206	1
Total debt securities AFS	$70,956	$468	$100,791	$3,071	$171,747	$3,539
December 31, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,602	$86	$9,734	$648	$18,336	$734
Residential	352	1	34	2	386	3
Total mortgage-backed securities	$8,954	$87	$9,768	$650	$18,722	$737
U.S. Treasury and federal agency securities
U.S. Treasury	$11,851	$113	$57,669	$1,269	$69,520	$1,382
Total U.S. Treasury and federal agency securities	$11,851	$113	$57,669	$1,269	$69,520	$1,382
State and municipal	$906	$17	$324	$74	$1,230	$91
Foreign government	42,250	540	29,176	835	71,426	1,375
Corporate	2,319	103	1,619	105	3,938	208
Asset-backed securities	154	—	16	—	170	—
Other debt securities	1,864	1	228	—	2,092	1
Total debt securities AFS	$68,298	$861	$98,800	$2,933	$167,098	$3,794

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2024
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$26	$26
After 1 but within 5 years	775	763
After 5 but within 10 years	466	438
After 10 years	31,924	31,243
Total(2)	$33,191	$32,470
U.S. Treasury and federal agency securities
Due within 1 year	$42,338	$42,004
After 1 but within 5 years	33,351	32,554
After 5 but within 10 years	517	475
After 10 years	—	—
Total	$76,206	$75,033
State and municipal
Due within 1 year	$11	$11
After 1 but within 5 years	131	127
After 5 but within 10 years	393	383
After 10 years	1,529	1,467
Total	$2,064	$1,988
Foreign government
Due within 1 year	$62,481	$62,287
After 1 but within 5 years	66,860	66,288
After 5 but within 10 years	4,694	4,639
After 10 years	544	484
Total	$134,579	$133,698
All other(3)
Due within 1 year	$5,786	$5,772
After 1 but within 5 years	5,363	5,243
After 5 but within 10 years	667	668
After 10 years	63	26
Total	$11,879	$11,709
Total debt securities AFS(2)	$257,919	$254,898

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio layer cumulative basis adjustments of $(0.1) billion as of March 31, 2024.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$78,115	$7	$10,060	$68,062
Non-U.S. residential	191	—	—	191
Commercial	1,193	3	133	1,063
Total mortgage-backed securities	$79,499	$10	$10,193	$69,316
U.S. Treasury securities	$131,767	$—	$10,264	$121,503
State and municipal	9,068	50	582	8,536
Foreign government	2,262	—	48	2,214
Asset-backed securities(2)	29,863	23	81	29,805
Total debt securities HTM, net	$252,459	$83	$21,168	$231,374
December 31, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$79,689	$7	$8,603	$71,093
Non-U.S. residential	198	—	—	198
Commercial	1,146	2	156	992
Total mortgage-backed securities	$81,033	$9	$8,759	$72,283
U.S. Treasury securities	$131,776	$—	$9,908	$121,868
State and municipal	9,182	73	477	8,778
Foreign government	2,210	—	58	2,152
Asset-backed securities(2)	30,046	9	135	29,920
Total debt securities HTM, net	$254,247	$91	$19,337	$235,001

(1)Amortized cost is reported net of ACL of $106 million and $95 million at March 31, 2024 and December 31, 2023, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(3)In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion (amortized cost) of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer. See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2024
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$21	$21
After 1 but within 5 years	1,313	1,242
After 5 but within 10 years	588	531
After 10 years	77,577	67,522
Total	$79,499	$69,316
U.S. Treasury securities
Due within 1 year	$25,638	$24,777
After 1 but within 5 years	106,129	96,726
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$131,767	$121,503
State and municipal
Due within 1 year	$28	$27
After 1 but within 5 years	116	114
After 5 but within 10 years	1,460	1,403
After 10 years	7,464	6,992
Total	$9,068	$8,536
Foreign government
Due within 1 year	$1,983	$1,941
After 1 but within 5 years	279	273
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$2,262	$2,214
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	1	1
After 5 but within 10 years	9,156	9,163
After 10 years	20,706	20,641
Total	$29,863	$29,805
Total debt securities HTM	$252,459	$231,374

(1)Amortized cost is reported net of ACL of $106 million at March 31, 2024.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at March 31, 2024 and December 31, 2023.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of March 31, 2024 and December 31, 2023.

Evaluating Investments for Impairment—AFS Debt Securities

Overview
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$14	$51

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $9 million and $8 million as of March 31, 2024 and December 31, 2023, respectively.

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
Equity securities under the measurement alternative are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. For details on impairment indicators that are considered, see Note 14 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
When the qualitative assessment indicates that the equity security is impaired, its fair value is determined. If the fair value of the investment is less than its carrying value, the investment is written down to fair value through earnings.
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2024 and December 31, 2023:

In millions of dollars	March 31, 2024	December 31, 2023
Measurement alternative:
Carrying value	$1,706	$1,639

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Measurement alternative(1):
Impairment losses	$16	$35
Downward changes for observable prices	—	20
Upward changes for observable prices	49	30

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2024
Measurement alternative:
Impairment losses	$351
Downward changes for observable prices	34
Upward changes for observable prices	999

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2024 and 2023, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

14.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment, reporting unit and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate institutional and public sector clients around the world and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Note 1 above and Notes 1 and 15 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Corporate Loans
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2024	December 31, 2023
In North America offices(1)
Commercial and industrial	$58,023	$61,008
Financial institutions	38,040	39,393
Mortgage and real estate(2)	17,839	17,813
Installment and other	21,259	23,335
Lease financing	229	227
Total	$135,390	$141,776
In offices outside North America(1)
Commercial and industrial	$93,750	$93,402
Financial institutions	26,647	26,143
Mortgage and real estate(2)	7,375	7,197
Installment and other	26,210	27,907
Lease financing	45	48
Governments and official institutions	3,405	3,599
Total	$157,432	$158,296
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(3)(4)(5)	$292,822	$300,072
Unallocated portfolio layer cumulative basis adjustments(6)	$(3)	$93
Corporate loans, net of unearned income(3)(4)(5)	$292,819	$300,165

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($968) million and ($917) million at March 31, 2024 and December 31, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2024 and December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet.
(5)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three months ended March 31, 2024 and 2023.
(6)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $0.9 billion and $0.9 billion of corporate loans during the three months ended March 31, 2024 and 2023, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2024 or 2023.

Corporate Loan Delinquencies and Non-Accrual Details at March 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$306	$118	$424	$551	$147,053	$148,028
Financial institutions	11	9	20	43	64,033	64,096
Mortgage and real estate	4	31	35	811	24,300	25,146
Lease financing	—	—	—	—	274	274
Other	49	15	64	84	46,579	46,727
Loans at fair value	N/A	N/A	N/A	N/A	N/A	8,551
Total(5)	$370	$173	$543	$1,489	$282,239	$292,822

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$308	$118	$426	$717	$150,308	$151,451
Financial institutions	9	7	16	51	64,993	65,060
Mortgage and real estate	66	3	69	868	24,001	24,938
Lease financing	—	—	—	—	275	275
Other	66	17	83	246	50,738	51,067
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,281
Total(5)	$449	$145	$594	$1,882	$290,315	$300,072

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
(5)Excludes $(3) million and $93 million of unallocated portfolio layer cumulative basis adjustments at March 31, 2024 and December 31, 2023, respectively.
N/A Not applicable

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	March 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$28,244	$16,153	$6,978	$3,548	$2,067	$8,147	$35,962	$101,099
Financial institutions(4)	5,534	5,570	2,103	2,442	369	2,293	37,160	55,471
Mortgage and real estate	439	3,720	3,955	3,470	2,447	2,577	257	16,865
Other(5)	1,483	3,492	5,068	1,197	848	5,794	25,724	43,606
Total investment grade	$35,700	$28,935	$18,104	$10,657	$5,731	$18,811	$99,103	$217,041
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$11,407	$7,834	$4,529	$2,036	$949	$2,912	$16,711	$46,378
Financial institutions(4)	1,667	2,011	624	1,044	43	442	2,750	8,581
Mortgage and real estate	251	1,162	1,337	1,507	923	1,688	602	7,470
Other(5)	362	813	140	304	109	385	1,199	3,312
Non-accrual
Commercial and industrial(4)	—	83	31	65	8	63	301	551
Financial institutions	1	—	—	—	—	—	42	43
Mortgage and real estate	1	40	264	32	36	376	62	811
Other(5)	—	—	—	16	—	63	5	84
Total non-investment grade	$13,689	$11,943	$6,925	$5,004	$2,068	$5,929	$21,672	$67,230
Loans at fair value(6)								$8,551
Corporate loans, net of unearned income(7)	$49,389	$40,878	$25,029	$15,661	$7,799	$24,740	$120,775	$292,822

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$47,811	$7,738	$3,641	$2,279	$2,604	$6,907	$34,956	$105,936
Financial institutions(4)	11,002	2,356	2,834	424	557	1,847	36,715	55,735
Mortgage and real estate	3,628	4,433	3,595	2,544	1,238	1,582	66	17,086
Other(5)	4,653	5,781	1,072	1,029	812	5,302	29,335	47,984
Total investment grade	$67,094	$20,308	$11,142	$6,276	$5,211	$15,638	$101,072	$226,741
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,570	$4,785	$1,914	$1,359	$732	$2,526	$15,912	$44,798
Financial institutions(4)	4,207	748	1,084	56	194	260	2,725	9,274
Mortgage and real estate	1,034	1,234	1,378	947	755	1,016	620	6,984
Other(5)	653	434	248	158	211	155	1,253	3,112
Non-accrual
Commercial and industrial	53	46	84	35	45	93	361	717
Financial institutions(4)	—	—	—	—	—	—	51	51
Mortgage and real estate	118	233	8	38	110	308	53	868
Other(5)	8	—	41	—	55	12	130	246
Total non-investment grade	$23,643	$7,480	$4,757	$2,593	$2,102	$4,370	$21,105	$66,050
Loans at fair value(6)								$7,281
Corporate loans, net of unearned income	$90,737	$27,788	$15,899	$8,869	$7,313	$20,008	$122,177	$300,072

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
(7)Excludes $(3) million and $93 million of unallocated portfolio layer cumulative basis adjustments at March 31, 2024 and December 31, 2023, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the three months ended March 31, 2024, by year of loan origination:

	For the Three Months Ended March 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$76	$76
Financial institutions	—	—	—	—	—	1	7	8
Mortgage and real estate	1	37	9	—	—	17	—	64
Other(1)	—	—	—	—	—	15	15	30
Total	$1	$37	$9	$—	$—	$33	$98	$178

The table below details gross credit losses recognized during the three months ended March 31, 2023, by year of loan origination:

	For the Three Months Ended March 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$1	$—	$—	$—	$—	$—	$35	$36
Financial institutions	—	—	—	—	—	—	—	—
Mortgage and real estate	—	—	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—	3	3
Total	$1	$—	$—	$—	$—	$—	$38	$39

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	March 31, 2024		December 31, 2023
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$316	$129	$507	$168
Financial institutions	41	5	48	15
Mortgage and real estate	377	64	697	128
Other	74	32	185	51
Total non-accrual corporate loans with specific allowances	$808	$230	$1,437	$362
Non-accrual corporate loans without specific allowances
Commercial and industrial	$235	N/A	$210	N/A
Financial institutions	2	N/A	3	N/A
Mortgage and real estate	434	N/A	171	N/A
Lease financing	—	N/A	—	N/A
Other	10	N/A	61	N/A
Total non-accrual corporate loans without specific allowances	$681	N/A	$445	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023 was $18 million, $8 million and $11 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three months ended March 31, 2024 and March 31, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three Months Ended March 31, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at March 31, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended March 31, 2024
Commercial and industrial	$61	$61	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	54	54	—	18
Other(5)	—	—	—	—
Total	$115	$115	$—

	For the Three Months Ended March 31, 2023
In millions of dollars, except for weighted-average term extension	Total modifications balance at March 31, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended March 31, 2023
Commercial and industrial	$70	$40	$30	15
Financial institutions	—	—	—	—
Mortgage and real estate	6	6	—	4
Other(5)	—	—	—	—
Total	$76	$46	$30

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of March 31, 2024 and March 31, 2023, respectively.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $530 million and $368 million as of March 31, 2024 and March 31, 2023, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended March 31, 2024 and December 31, 2023:

	As of March 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$151	$151	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	131	131	—	—
Other(2)	—	—	—	—
Total	$282	$282	$—	$—

	As of December 31, 2023(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$198	$198	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	144	144	—	—
Other(2)	—	—	—	—
Total	$342	$342	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2024 and 2023. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

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
•Personal, small business and other loans are primarily composed of classifiably managed loans to customers of Wealth (mostly within the Private Bank) who are typically high credit quality borrowers that historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at March 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$109,664	$414	$286	$228	$110,592	$116	$385	$501	$122
Home equity loans(7)(8)	3,318	38	83	—	3,439	22	146	168	—
Credit cards	154,047	2,196	2,563	—	158,806	—	—	—	2,563
Personal, small business and other(9)	33,783	128	54	1	33,966	5	52	57	4
Total	$300,812	$2,776	$2,986	$229	$306,803	$143	$583	$726	$2,689
In offices outside North America(5)
Residential mortgages(6)	$25,802	$52	$72	$—	$25,926	$—	$246	$246	$—
Credit cards	13,532	195	215	—	13,942	—	205	205	71
Personal, small business and other(9)	35,016	109	37	—	35,162	—	104	104	—
Total	$74,350	$356	$324	$—	$75,030	$—	$555	$555	$71
Total excluding portfolio layer cumulative basis adjustments	$375,162	$3,132	$3,310	$229	$381,833	$143	$1,138	$1,281	$2,760
Unallocated portfolio layer cumulative basis adjustments(10)					$(74)
Total Citigroup(11)(12)					$381,759

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$107,720	$462	$294	$235	$108,711	$105	$384	$489	$120
Home equity loans(7)(8)	3,471	36	85	—	3,592	48	126	174	—
Credit cards	159,966	2,293	2,461	—	164,720	—	—	—	2,461
Personal, small business and other(9)	35,970	104	57	4	36,135	6	59	65	5
Total	$307,127	$2,895	$2,897	$239	$313,158	$159	$569	$728	$2,586
In offices outside North America(5)
Residential mortgages(6)	$26,309	$48	$69	$—	$26,426	$—	$243	$243	$—
Credit cards	13,797	209	227	—	14,233	—	211	211	88
Personal, small business and other(9)	35,233	107	40	—	35,380	—	133	133	—
Total	$75,339	$364	$336	$—	$76,039	$—	$587	$587	$88
Total Citigroup(11)(12)	$382,466	$3,259	$3,233	$239	$389,197	$159	$1,156	$1,315	$2,674

(1)Loans less than 30 days past due are presented as current.
(2)Includes $303 million and $313 million at March 31, 2024 and December 31, 2023, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $27.1 billion and $17.1 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at March 31, 2024. Excludes delinquencies on $29.2 billion and $17.0 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2023.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at March 31, 2024 and December 31, 2023, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.5 billion of residential mortgages outside North America related to Wealth at March 31, 2024. Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.9 billion of residential mortgages outside North America related to Wealth at December 31, 2023.
(7)Includes approximately $0.0 billion and $0.0 billion at March 31, 2024 and December 31, 2023, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)As of March 31, 2024, Wealth in North America includes $29.3 billion of loans, of which $27.1 billion are classifiably managed with 89% rated investment grade, and Wealth outside North America includes $24.7 billion of loans, of which $17.1 billion are classifiably managed with 67% rated investment grade. As of December 31, 2023, Wealth in North America includes $31.6 billion of loans, of which $29.2 billion are classifiably managed with 92% rated investment grade, and Wealth outside North America includes $24.9 billion of loans, of which $17.0 billion are classifiably managed with 74% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $828 million and $802 million at March 31, 2024 and December 31, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at March 31, 2024 and December 31, 2023, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three months ended March 31, 2024 and March 31, 2023, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $0.2 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
In North America offices(1)
Residential first mortgages	$3	$3
Home equity loans	1	2
Credit cards	—	—
Personal, small business and other	—	—
Total	$4	$5
In offices outside North America(1)
Residential mortgages	$2	$1
Credit cards	—	—
Personal, small business and other	—	—
Total	$2	$1
Total Citigroup	$6	$6

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

The Company sold and/or reclassified to held-for-sale (HFS) approximately $59 million and $1,828 million of consumer loans during the three months ended March 31, 2024 and 2023, respectively. The decline was mainly due to the reclassification of a larger mortgage portfolio to HFS in the first quarter of 2023. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three months ended March 31, 2024 or 2023. Loans held by a business for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available. With respect to Citi’s consumer loan portfolio outside of the U.S. as of March 31, 2024 and December 31, 2023 ($76.5 billion and $77.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	March 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2024	$20	$402	$2,508
2023	208	2,980	13,956
2022	415	3,291	16,685
2021	341	2,939	15,032
2020	236	2,293	12,541
Prior	1,556	5,281	22,071
Total residential first mortgages	$2,776	$17,186	$82,793	$—	$7,837	$110,592
Home equity line of credit (pre-reset)	$309	$862	$1,728
Home equity line of credit (post-reset)	67	71	72
Home equity term loans	55	103	129
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	55	102	126
Total home equity loans	$431	$1,036	$1,929	$—	$43	$3,439
Credit cards	$22,007	$56,522	$75,979
Revolving loans converted to term loans(4)	1,156	534	111
Total credit cards(5)	$23,163	$57,056	$76,090	$—	$1,929	$158,238
Personal, small business and other
2024	$5	$41	$158
2023	122	404	1,051
2022	190	305	481
2021	47	71	104
2020	5	7	11
Prior	100	164	158
Total personal, small business and other(6)(7)	$469	$992	$1,963	$27,135	$2,536	$33,095
Total(8)	$26,839	$76,270	$162,775	$27,135	$12,345	$305,364

FICO score distribution—U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2023	$163	$2,758	$14,309
2022	339	3,423	16,834
2021	270	3,107	15,094
2020	232	2,143	12,827
2019	138	1,382	6,266
Prior	1,377	4,122	16,164
Total residential first mortgages	$2,519	$16,935	$81,494	$—	$7,763	$108,711
Home equity line of credit (pre-reset)	$300	$905	$1,873
Home equity line of credit (post-reset)	61	76	69
Home equity term loans	56	111	136
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	2	1	2
2019	—	1	2
Prior	54	109	131
Total home equity loans	$417	$1,092	$2,078	$—	$5	$3,592
Credit cards	$21,899	$57,479	$81,168
Revolving loans converted to term loans(4)	1,011	490	108
Total credit cards(5)	$22,910	$57,969	$81,276	$—	$1,955	$164,110
Personal, small business and other
2023	$88	$343	$996
2022	204	351	583
2021	52	83	128
2020	6	9	14
2019	5	7	8
Prior	96	169	168
Total personal, small business and other(6)(7)	$451	$962	$1,897	$29,209	$2,739	$35,258
Total	$26,297	$76,958	$166,745	$29,209	$12,462	$311,671

(1)    The FICO bands in the tables are consistent with general industry peer presentations.
(2)    These personal, small business and other loans without a FICO score available include $27.1 billion and $29.2 billion of Private Bank loans as of March 31, 2024 and December 31, 2023, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of March 31, 2024 and December 31, 2023, approximately 89% and 92% of these loans, respectively, were rated investment grade.
(3)    FICO scores not available related to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)    Not included in the tables above are $34 million and $51 million of revolving credit card loans outside of the U.S. that were converted to term loans as of March 31, 2024 and December 31, 2023, respectively.
(5)    Excludes $568 million and $610 million of balances related to Canada for March 31, 2024 and December 31, 2023, respectively.
(6)    Excludes $871 million and $877 million of balances related to Canada for March 31, 2024 and December 31, 2023, respectively.
(7)    Includes approximately $32 million and $37 million of personal revolving loans that were converted to term loans for March 31, 2024 and December 31, 2023, respectively.
(8)    Excludes $(74) million of unallocated portfolio layer cumulative basis adjustments at March 31, 2024.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the three months ended March 31, 2024 and 2023, by year of loan origination:

In millions of dollars	Three Months Ended March 31, 2024
Residential first mortgages
2024	$—
2023	—
2022	—
2021	—
2020	—
Prior	14
Total residential first mortgages	$14
Home equity line of credit (pre-reset)	$1
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$2
Credit cards	$2,237
Revolving loans converted to term loans	57
Total credit cards	$2,294
Personal, small business and other
2024	$29
2023	46
2022	52
2021	20
2020	8
Prior	47
Total personal, small business and other	$202
Total Citigroup	$2,512

In millions of dollars	Three Months Ended March 31, 2023
Residential first mortgages
2023	$—
2022	—
2021	—
2020	1
2019	1
Prior	12
Total residential first mortgages	$14
Home equity line of credit (pre-reset)	$—
Home equity line of credit (post-reset)	—
Home equity term loans	1
Total home equity loans	$1
Credit cards	$1,366
Revolving loans converted to term loans	42
Total credit cards	$1,408
Personal, small business and other
2023	$38
2022	37
2021	29
2020	13
2019	13
Prior	42
Total personal, small business and other	$172
Total Citigroup	$1,595

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

LTV distribution—U.S. portfolio	March 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$2,198	$733	$—
2023	13,502	4,093	4
2022	17,543	3,854	84
2021	18,568	782	36
2020	15,920	343	1
Prior	30,710	438	49
Total residential first mortgages	$98,441	$10,243	$174	$1,734	$110,592
Home equity loans (pre-reset)	$2,799	$29	$51
Home equity loans (post-reset)	469	4	11
Total home equity loans	$3,268	$33	$62	$76	$3,439
Total(2)	$101,709	$10,276	$236	$1,810	$114,031

LTV distribution—U.S. portfolio	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$13,907	$3,769	$3
2022	17,736	3,900	52
2021	18,795	728	33
2020	16,094	306	1
2019	8,198	191	26
Prior	23,120	191	23
Total residential first mortgages	$97,850	$9,085	$138	$1,638	$108,711
Home equity loans (pre-reset)	$2,964	$29	$57
Home equity loans (post-reset)	476	5	12
Total home equity loans	$3,440	$34	$69	$49	$3,592
Total	$101,290	$9,119	$207	$1,687	$112,303

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $(74) million of unallocated portfolio layer cumulative basis adjustments at March 31, 2024.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	March 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$672	$120	$—
2023	2,673	865	280
2022	3,031	662	560
2021	2,993	611	518
2020	2,095	387	138
Prior	9,742	175	8
Total	$21,206	$2,820	$1,504	$396	$25,926

LTV distribution—outside of U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$2,756	$1,007	$112
2022	3,229	807	439
2021	3,257	754	382
2020	2,286	454	62
2019	2,525	84	2
Prior	8,000	84	3
Total	$22,053	$3,190	$1,000	$183	$26,426

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of March 31, 2024 and December 31, 2023, mortgage portfolios outside of the U.S. had an average LTV of approximately 56% and 55%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at March 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	1Q24 NCL ratio	1Q23 NCL ratio
Residential mortgages(3)	$25,926	$—	$25,926	0.20%	0.28%	0.07%	0.11%
Credit cards	13,942	—	13,942	1.40	1.54	5.03	3.80
Personal, small business and other(4)	35,162	17,128	18,034	0.60	0.21	1.09	0.87
Total	$75,030	$17,128	$57,902	0.61%	0.56%	1.47%	1.09%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$26,426	$—	$26,426	0.18%	0.26%
Credit cards	14,233	—	14,233	1.47	1.59
Personal, small business and other(4)	35,380	17,007	18,373	0.58	0.22
Total	$76,039	$17,007	$59,032	0.62%	0.57%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of March 31, 2024 and December 31, 2023, approximately 67% and 74% of these loans, respectively, were rated investment grade.
(3)    Includes $19.5 billion and $19.9 billion as of March 31, 2024 and December 31, 2023, respectively, of residential mortgages related to Wealth.
(4)    Includes $24.7 billion and $24.9 billion as of March 31, 2024 and December 31, 2023, respectively, of loans related to Wealth.

Consumer Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify consumer loans to borrowers experiencing financial difficulty to minimize losses, avoid foreclosure or repossession of collateral and ultimately maximize payments received from the borrowers. Citi uses various metrics to identify consumer borrowers experiencing financial difficulty, with the primary indicator being delinquency at the time of modification. Citi’s significant consumer modification programs are described below.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. These loans continue to age and accrue interest in accordance with their original contractual terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three months ended March 31, 2024 and 2023, $11 million and $25 million of mortgage loans were enrolled in trial programs, respectively. Mortgage loans of $2 million and $1 million had gone through Chapter 7 bankruptcy during the three months ended March 31, 2024 and 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three months ended March 31, 2024 and 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended March 31, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$31	$—	$24	$6	$1	$—	$—	1%	189	10
Home equity loans	—	—	—	—	—	—	—	—	—	—	—
Credit cards	0.28	448	448	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	1	—	1	6	—	—	7	18	5
Total	0.16%	$487	$449	$24	$7	$7	$—	$—
In offices outside North America(4)
Residential mortgages	0.06%	$15	$—	$—	$14	$1	$—	$—	2%	183	12
Credit cards	0.06	9	9	—	—	—	—	—	20	—	—
Personal, small business and other	0.02	6	2	1	—	3	—	—	8	20	—
Total	0.04%	$30	$11	$1	$14	$4	$—	$—

			For the Three Months Ended March 31, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.05%	$52	$—	$15	$34	$3	$—	$—	2%	183	6
Home equity loans	0.19	8	—	—	3	5	—	—	3	120	5
Credit cards	0.19	276	276	—	—	—	—	—	22	—	—
Personal, small business and other	0.01	2	—	—	—	2	—	—	7	16	—
Total	0.12%	$338	$276	$15	$37	$10	$—	$—
In offices outside North America(4)
Residential mortgages	0.97%	$260	$—	$—	$17	$—	$242	$1	—%	1	1
Credit cards	0.09	12	12	—	—	—	—	—	18	—	—
Personal, small business and other	0.02	7	1	2	—	4	—	—	6	20	6
Total	0.36%	$279	$13	$2	$17	$4	$242	$1

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended March 31, 2024 and 2023, Citi granted forgiveness of $25 million and $9 million, respectively, in credit card loans and $3 million and $1 million, respectively, in personal, small business and other loans. As a result, there were no outstanding balances as of March 31, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at March 31, 2024 and 2023.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended March 31, 2024 and 2023.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended March 31, 2024 and the year ended December 31, 2023:

	As of March 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$146	$82	$15	$49	$—
Home equity loans	14	10	1	3	—
Credit cards	1,180	849	186	145	231
Personal, small business and other	18	16	1	1	2
Total(2)(3)	$1,358	$957	$203	$198	$233
In offices outside North America(1)
Residential mortgages	$328	$323	$4	$1	$—
Credit cards	38	32	2	4	5
Personal, small business and other	22	20	2	—	1
Total(2)(3)	$388	$375	$8	$5	$6

	As of December 31, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$164	$70	$22	$72	$—
Home equity loans	21	14	1	6	—
Credit cards	1,039	740	179	120	204
Personal, small business and other	14	12	1	1	1
Total(2)(3)	$1,238	$836	$203	$199	$205
In offices outside North America(1)
Residential mortgages	$334	$331	$2	$1	$—
Credit cards	43	37	3	3	4
Personal, small business and other	27	24	3	—	1
Total(2)(3)	$404	$392	$8	$4	$5

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three months ended March 31, 2024 and 2023. Default is defined as 60 days past due:

		For the Three Months Ended March 31, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$10	$—	$8	$—	$2	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	92	92	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$103	$92	$8	$—	$3	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$4	$—	$—	$—
Credit cards(4)	5	5	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$9	$5	$—	$4	$—	$—	$—

		For the Three Months Ended March 31, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$—	$—	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	12	12	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$12	$12	$—	$—	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$1	$—	$—	$1
Credit cards(4)	—	—	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$2	$—	$—	$1	$—	$—	$1

(1)    The above table reflects activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2024	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,145	$16,974
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	—	(352)
Adjusted ACLL at beginning of period	$18,145	$16,622
Gross credit losses on loans	$(2,690)	$(1,634)
Gross recoveries on loans	387	332
Net credit losses on loans (NCLs)	$(2,303)	$(1,302)
Replenishment of NCLs	$2,303	$1,302
Net reserve builds (releases) for loans	246	397
Net specific reserve builds (releases) for loans	(127)	38
Total provision for credit losses on loans (PCLL)	$2,422	$1,737
Other, net (see table below)	32	112
ACLL at end of period	$18,296	$17,169
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,728	$2,151
Provision (release) for credit losses on unfunded lending commitments	(98)	(194)
Other, net	(1)	2
ACLUC at end of period(2)	$1,629	$1,959
Total allowance for credit losses on loans, leases and unfunded lending commitments	$19,925	$19,128

Other, net details	Three Months Ended March 31,
In millions of dollars	2024	2023
FX translation and other	$32	$112
Other, net	$32	$112

(1)See “Accounting Changes” in Note 1.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	March 31, 2024			March 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$14,119	$16,974
Adjustment to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	—	—	—	—	(352)	(352)
Adjusted ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$13,767	$16,622
Charge-offs	$(178)	$(2,512)	$(2,690)	$(39)	$(1,595)	$(1,634)
Recoveries	14	373	387	17	315	332
Replenishment of NCLs	164	2,139	2,303	22	1,280	1,302
Net reserve builds (releases)	188	58	246	(90)	487	397
Net specific reserve builds (releases)	(131)	4	(127)	5	33	38
Other	1	31	32	10	102	112
Ending balance	$2,772	$15,524	$18,296	$2,780	$14,389	$17,169

	March 31, 2024			December 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated(1)	$2,542	$15,481	$18,023	$2,352	$15,391	$17,743
Individually evaluated	230	43	273	362	40	402
Purchased credit deteriorated	—	—	—	—	—	—
Total ACLL	$2,772	$15,524	$18,296	$2,714	$15,431	$18,145
Loans, net of unearned income
Collectively evaluated(1)	$282,779	$381,261	$664,040	$291,002	$388,711	$679,713
Individually evaluated	1,489	80	1,569	1,882	58	1,940
Purchased credit deteriorated	—	115	115	—	115	115
Held at fair value	8,551	303	8,854	7,281	313	7,594
Total loans, net of unearned income	$292,819	$381,759	$674,578	$300,165	$389,197	$689,362

(1)    See Note 1 in Citi’s First Quarter of 2023 Form 10-Q for a description of the effect of adopting ASU 2022-02 on the ACL and for Citi’s updated accounting policy for collectively evaluating the ACL for consumer loans formerly considered TDRs.

1Q24 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of March 31, 2024 was $19,925 million, an increase from $19,873 million at December 31, 2023. The increase in the ACLL was primarily driven by macroeconomic pressures related to the higher inflationary and interest rate environment impacting both card portfolios and changes in macroeconomic assumptions impacting loan spread products, as well as the seasonal mix shift from transactors to revolvers, partially offset by lower card balances in Branded Cards and Retail Services and a change in ACL associated with the margin lending portfolio.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of March 31, 2024 was $15,524 million, an increase from $15,431 million at December 31, 2023. The increase was primarily driven by macroeconomic pressures related to the higher inflationary and interest rate environment impacting both card portfolios, as well as the seasonal mix shift from transactors to revolvers, partially offset by lower U.S. card volumes.

Corporate ACLL
Citi’s total corporate ACLL as of March 31, 2024 was $2,772 million, an increase from $2,714 million at December 31, 2023. The increase was primarily driven by changes in macroeconomic assumptions impacting loans in spread products, partially offset by changes in portfolio composition in Banking.

ACLUC
As of March 31, 2024, Citi’s total ACLUC, included in Other liabilities, was $1,629 million, a decrease from $1,728 million at December 31, 2023. The decrease was primarily driven by a release related to reserves for specific risks and uncertainties impacting vulnerable industries.

Allowance for Credit Losses on HTM Debt Securities
The allowance for credit losses on HTM debt securities, which the Company has the intent and ability to hold, was $106 million and $95 million as of March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$31	$27	$1,730	$1,788
Gross credit losses	—	—	(18)	(18)
Gross recoveries	—	—	5	5
Net credit losses (NCLs)	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$13	$13
Net reserve builds (releases)	(3)	(9)	3	(9)
Total provision for credit losses	$(3)	$(9)	$16	$4
Other, net	$—	$—	$(57)	$(57)
Allowance for credit losses on other assets at end of quarter	$28	$18	$1,676	$1,722

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

	Three Months Ended March 31, 2023
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$51	$36	$36	$123
Gross credit losses	—	—	(11)	(11)
Gross recoveries	—	—	—	—
Net credit losses (NCLs)	$—	$—	$(11)	$(11)
Replenishment of NCLs	$—	$—	$11	$11
Net reserve builds (releases)	85	(3)	332	414
Total provision for credit losses	$85	$(3)	$343	$425
Other, net	$(1)	$(3)	$(5)	$(9)
Allowance for credit losses on other assets at end of quarter	$135	$30	$363	$528

(1)    Primarily accounts receivable.

For ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets(1)	Banking(1)	USPB	Wealth	All Other	Total
Balance at December 31, 2023	$2,214	$5,870	$1,039	$5,398	$4,469	$1,108	$20,098
Foreign currency translation	(27)	(82)	2	23	—	28	(56)
Balance at March 31, 2024	$2,187	$5,788	$1,041	$5,421	$4,469	$1,136	$20,042

(1)    In 2023, goodwill of approximately $537 million was transferred from Banking to Markets related to business realignment. Prior-period amounts have been revised to conform with the current presentation. See Note 3.

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of March 31, 2024. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
While the inherent risk of uncertainty is embedded in the key assumptions used in the reporting unit valuations, the economic and business environments continue to evolve as management executes on its transformation and strategy. If management’s future estimates of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2024			December 31, 2023
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,302	$4,401	$901	$5,302	$4,365	$937
Credit card contract-related intangibles(2)	4,175	1,751	2,424	4,177	1,698	2,479
Other customer relationships	342	278	64	363	290	73
Present value of future profits	38	37	1	37	36	1
Indefinite-lived intangible assets	246	—	246	240	—	240
Intangible assets (excluding MSRs)	$10,103	$6,467	$3,636	$10,119	$6,389	$3,730
Mortgage servicing rights (MSRs)(3)	702	—	702	691	—	691
Total intangible assets	$10,805	$6,467	$4,338	$10,810	$6,389	$4,421

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2023	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at March 31, 2024
Purchased credit card relationships(1)	$937	$—	$(36)	$—	$—	$901
Credit card contract-related intangibles(2)	2,479	—	(55)	—	—	2,424
Other customer relationships	73	—	(6)	—	(3)	64
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	240	—	—	—	6	246
Intangible assets (excluding MSRs)	$3,730	$—	$(97)	$—	$3	$3,636
Mortgage servicing rights (MSRs)(3)	691					702
Total intangible assets	$4,421					$4,338

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.

(2)Reflects contract-related intangibles associated with the extension or renewal of existing credit card program agreements with card partners.
(3)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	March 31,	December 31,
In millions of dollars	2024(1)	2023
Non-interest-bearing deposits in U.S. offices	$112,535	$112,089
Interest-bearing deposits in U.S. offices (including $1,243 and $1,309 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	570,259	576,784
Total deposits in U.S. offices(1)	$682,794	$688,873
Non-interest-bearing deposits in offices outside the U.S.	$87,936	$88,988
Interest-bearing deposits in offices outside the U.S. (including $1,662 and $1,131 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	536,433	530,820
Total deposits in offices outside the U.S.(1)	$624,369	$619,808
Total deposits	$1,307,163	$1,308,681

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2023, see Note 18 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

For additional information on Citi’s deposits, see Citi’s 2023 Form 10-K.

18.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 19 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2024	December 31, 2023
Commercial paper
Bank(1)	$11,206	$11,116
Broker-dealer and other(2)	5,959	9,106
Total commercial paper	$17,165	$20,222
Other borrowings(3)	14,745	17,235
Total	$31,910	$37,457

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2024 and December 31, 2023, collateralized short-term advances from Federal Home Loan Banks were $4.0 billion and $8.0 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2024	December 31, 2023
Citigroup Inc.(1)	$166,724	$162,309
Bank(2)	29,363	31,673
Broker-dealer and other(3)	89,408	92,637
Total	$285,495	$286,619

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At March 31, 2024 and December 31, 2023, collateralized long-term advances from the Federal Home Loan Banks were $11.5 billion and $11.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at March 31, 2024 and December 31, 2023.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2024:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	176	(573)	232	30	(1,054)	8	21	(1,160)
Increase (decrease) due to amounts reclassified from AOCI	(76)	10	260	47	—	(10)	—	231
Change, net of taxes	$100	$(563)	$492	$77	$(1,054)	$(2)	$21	$(929)
Balance at March 31, 2024	$(3,644)	$(1,272)	$(914)	$(5,973)	$(33,939)	$(42)	$55	$(45,729)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	855	(327)	6	(132)	841	(16)	5	1,232
Increase (decrease) due to amounts reclassified from AOCI	(19)	2	355	28	—	(4)	—	362
Change, net of taxes	$836	$(325)	$361	$(104)	$841	$(20)	$5	$1,594
Balance at March 31, 2023	$(5,162)	$517	$(2,161)	$(5,859)	$(32,796)	$(12)	$32	$(45,441)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 23.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Egyptian pound, Chilean peso, Euro and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2024. Primarily reflects the movements in (by order of impact) the Mexican peso, Chilean peso, Euro, South Korean won and Russian ruble against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2023. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $546 million and $525 million at March 31, 2024 and March 31, 2023, respectively.
(6)See Note 1.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	124	(24)	100
Debt valuation adjustment (DVA)	(750)	187	(563)
Cash flow hedges	650	(158)	492
Benefit plans	68	9	77
Foreign currency translation adjustment (CTA)	(1,089)	35	(1,054)
Excluded component of fair value hedges	(4)	2	(2)
Long-duration insurance contracts	32	(11)	21
Change	$(969)	$40	$(929)
Balance at March 31, 2024	$(53,391)	$7,662	$(45,729)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	1,113	(277)	836
DVA	(433)	108	(325)
Cash flow hedges	479	(118)	361
Benefit plans	(156)	52	(104)
CTA	788	53	841
Excluded component of fair value hedges	(26)	6	(20)
Long-duration insurance contracts	6	(1)	5
Change	$1,771	$(177)	$1,594
Balance, March 31, 2023	$(53,443)	$8,002	$(45,441)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2024	2023
Realized (gains) losses on sales of investments	$(115)	$(72)
Gross impairment losses	14	51
Subtotal, pretax	$(101)	$(21)
Tax effect	25	2
Net realized (gains) losses on investments, after-tax(1)	$(76)	$(19)
Realized DVA (gains) losses on fair value option liabilities, pretax	$13	$3
Tax effect	(3)	(1)
Net realized DVA, after-tax	$10	$2
Interest rate contracts	$342	$469
Foreign exchange contracts	1	1
Subtotal, pretax	$343	$470
Tax effect	(83)	(115)
Amortization of cash flow hedges, after-tax(2)	$260	$355
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(6)
Net actuarial loss	68	49
Curtailment/settlement impact(3)	—	(5)
Subtotal, pretax	$63	$38
Tax effect	(16)	(10)
Amortization of benefit plans, after-tax(3)	$47	$28
Excluded component of fair value hedges, pretax	$(13)	$(6)
Tax effect	3	2
Excluded component of fair value hedges, after-tax	$(10)	$(4)
Long-duration contracts, pretax	$—	$—
Tax effect	—	—
Long-duration contracts, after-tax	$—	$—
CTA, pretax	$—	$—
Tax effect	—	—
CTA, after-tax	$—	$—
Total amounts reclassified out of AOCI, pretax	$305	$484
Total tax effect	(74)	(122)
Total amounts reclassified out of AOCI, after-tax	$231	$362

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of March 31, 2024	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	March 31, 2024	December 31, 2023
Series D(1)	April 30, 2013	May 15, 2023	3-mo. SOFR+ 3.72761	$1,000	1,250,000	$1,250	$1,250
Series J(2)	September 19, 2013	September 30, 2023	N/A	25	22,000,000	—	550
Series M(3)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	1,750
Series P(4)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series T(5)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(6)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(7)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(8)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(9)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(10)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(11)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(12)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(13)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	—
						$17,600	$17,600

(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Beginning in the third quarter of 2023, dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The spread incorporates the original contractual spread and a 0.26161% tenor spread adjustment. As previously announced, Citi will be redeeming Series D in its entirety on May 15, 2024.
(2)Citi redeemed the remaining Series J in its entirety on March 29, 2024.
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
(4)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2025, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(5)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
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
(13)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, May 15, 2029, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

21. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 23 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,948	$29,948	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	109,256	—	109,256	2,493	—	—	133	2,626
Non-agency-sponsored	59,255	—	59,255	3,427	—	121	—	3,548
Citi-administered asset-backed commercial paper conduits	19,076	19,076	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,343	—	5,343	2,205	—	—	—	2,205
Asset-based financing(5)	212,900	13,166	199,734	46,351	876	13,584	—	60,811
Municipal securities tender option bond trusts (TOBs)	873	873	—	—	—	—	—	—
Municipal investments	21,060	3	21,057	2,221	2,675	2,657	—	7,553
Client intermediation	357	79	278	28	—	—	13	41
Investment funds	559	56	503	4	11	93	—	108
Total	$458,627	$63,201	$395,426	$56,729	$3,562	$16,455	$146	$76,892

	As of December 31, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,852	$31,852	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,787	—	123,787	2,332	—	—	136	2,468
Non-agency-sponsored	64,963	—	64,963	3,751	—	129	—	3,880
Citi-administered asset-backed commercial paper conduits	21,097	21,097	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,562	—	5,562	2,344	—	—	—	2,344
Asset-based financing(5)	204,680	12,197	192,483	48,187	902	13,655	—	62,744
Municipal securities tender option bond trusts (TOBs)	1,493	883	610	12	—	417	—	429
Municipal investments	21,317	3	21,314	2,243	2,779	2,587	—	7,609
Client intermediation	368	86	282	37	—	—	—	37
Investment funds	545	70	475	3	10	95	—	108
Total	$475,664	$66,188	$409,476	$58,909	$3,691	$16,883	$136	$79,619

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s March 31, 2024 and December 31, 2023 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $6 billion and $6 billion in unconsolidated VIE assets and $281 million and $282 million in maximum exposure to loss as of March 31, 2024 and December 31, 2023, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of March 31, 2024 and December 31, 2023, the Company’s maximum exposure to loss related to these transactions was $8.1 billion and $8.5 billion, respectively (see Note 14 and Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 13 and 22 for more information on these positions);
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

	March 31,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$59	$44
Trading account assets	12,182	11,350
Investments	797	767
Loans, net of unearned income
Consumer	33,199	35,141
Corporate	19,196	21,207
Loans, net of unearned income	$52,395	$56,348
Allowance for credit losses on loans (ACLL)	(2,411)	(2,481)
Total loans, net	$49,984	$53,867
Other assets	179	160
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$63,201	$66,188

	March 31,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,921	$9,692
Long-term debt	7,213	8,443
Other liabilities	1,724	927
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$18,858	$19,062

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	March 31, 2024		December 31, 2023
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$121	$—	$129
Asset-based financing	—	13,584	—	13,655
Municipal securities tender option bond trusts (TOBs)	—	—	417	—
Municipal investments	—	2,657	—	2,587
Investment funds	—	93	—	95
Other	—	—	—	—
Total funding commitments	$—	$16,455	$417	$16,466

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2024	December 31, 2023
Cash	$—	$—
Trading account assets	4.2	1.9
Investments	5.8	8.3
Total loans, net of allowance	49.6	51.8
Other	0.6	0.6
Total assets	$60.2	$62.6

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the three months ended March 31, 2024 and 2023.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.4	$1.0	$0.8	$1.3
Proceeds from new securitizations	1.5	1.0	0.8	1.1
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—	—
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $36.5 million for the three months ended March 31, 2024.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2023. Gains recognized on the securitization of non-agency-sponsored mortgages were $2.4 million for the three months ended March 31, 2023.

	March 31, 2024			December 31, 2023
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$699	$869	$961	$689	$943	$963

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $0.6 million related to personal loan securitizations at March 31, 2024.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 23 for more information about fair value measurements.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended March 31,
In billions of dollars, except liquidation losses in millions	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2024	Dec. 31, 2023	2024	2023
Securitized assets
Residential mortgages(1)	$26.6	$28.2	$0.4	$0.5	$0.7	$2.3
Commercial and other	29.7	29.9	—	—	—	—
Total	$56.3	$58.1	$0.4	$0.5	$0.7	$2.3

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of March 31, 2024.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $702 million and $658 million at March 31, 2024 and 2023, respectively. The MSRs correspond to principal loan balances of $52 billion and $50 billion as of March 31, 2024 and 2023, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Balance, beginning of period	$691	$665
Originations	17	12
Changes in fair value of MSRs due to changes in inputs and assumptions	12	(3)
Other changes(1)	(18)	(16)
Balance, as of March 31	$702	$658

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Servicing fees	$32	$33
Late fees	—	1
Total MSR fees	$32	$34

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended March 31, 2024 and 2023. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2024 and December 31, 2023, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three months ended March 31, 2024, Citi transferred agency securities with a fair value of approximately $4.4 billion to re-securitization entities, compared to approximately $5.3 billion for the three months ended March 31, 2023.
As of March 31, 2024, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.8 billion (including $732 million related to re-securitization transactions executed in 2024), compared to $1.7 billion as of December 31, 2023 (including $930 million related to re-securitization transactions executed in 2023), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2024 and December 31, 2023 were approximately $69 billion and $84.1 billion, respectively.
As of March 31, 2024 and December 31, 2023, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2024 and December 31, 2023, the commercial paper conduits administered by Citi had approximately $19.1 billion and $21.1 billion of purchased assets outstanding, respectively, and had unfunded commitments with clients of approximately $17.8 billion and $16.7 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2024 and
December 31, 2023, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 71 and 68 days, respectively.
Each asset purchased by the conduit is structured with transaction-specific credit enhancement, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Credit enhancement is sized with the objective of approximating an investment-grade credit rating, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancement, the conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $2.1 billion as of March 31, 2024 and December 31, 2023, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2024 and December 31, 2023, the Company owned $8.0 billion and $10.1 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2024 and December 31, 2023, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.2 billion and $1.2 billion as of March 31, 2024 and December 31, 2023, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2024		December 31, 2023
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$44,137	$8,625	$42,869	$8,831
Corporate loans	33,778	19,899	27,903	18,546
Other (including investment funds, airlines and shipping)	121,819	32,287	121,711	35,367
Total	$199,734	$60,811	$192,483	$62,744

22.  DERIVATIVES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Information pertaining to Citigroup’s derivatives activities, based on notional amounts, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete measure of Citi’s exposure to derivative transactions. Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts presented below do not reflect the netting of offsetting trades. For example, if Citi enters into a receive-fixed interest rate swap with $100 million notional, and offsets this risk with an identical but opposite pay-fixed position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk.
In addition, aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate contracts
Swaps	$257,336	$277,003	$19,320,033	$17,077,712
Futures and forwards	—	—	3,909,064	3,022,127
Written options	—	—	2,631,715	2,753,912
Purchased options	—	—	2,565,443	2,687,662
Total interest rate contracts	$257,336	$277,003	$28,426,255	$25,541,413
Foreign exchange contracts
Swaps	$36,307	$45,851	$7,807,130	$7,943,054
Futures, forwards and spot	49,641	49,779	4,830,776	3,737,063
Written options	—	—	967,819	778,397
Purchased options	—	—	955,022	771,134
Total foreign exchange contracts	$85,948	$95,630	$14,560,747	$13,229,648
Equity contracts
Swaps	$—	$—	$289,732	$317,117
Futures and forwards	—	—	70,303	72,592
Written options	—	—	555,561	544,315
Purchased options	—	—	443,450	428,949
Total equity contracts	$—	$—	$1,359,046	$1,362,973
Commodity and other contracts
Swaps	$—	$—	$76,194	$82,009
Futures and forwards	2,607	1,750	151,006	161,811
Written options	—	—	53,308	49,555
Purchased options	—	—	51,672	46,742
Total commodity and other contracts	$2,607	$1,750	$332,180	$340,117
Credit derivatives(1)
Protection sold	$—	$—	$513,714	$496,699
Protection purchased	—	—	588,856	567,627
Total credit derivatives	$—	$—	$1,102,570	$1,064,326
Total derivative notionals	$345,891	$374,383	$45,780,798	$41,538,477

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2024 and December 31, 2023. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. The tables also present amounts that are not permitted to be offset in the Company’s balance sheet presentation, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at March 31, 2024	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$499	$3
Cleared	159	53
Interest rate contracts	$658	$56
Over-the-counter	$1,320	$998
Cleared	—	—
Foreign exchange contracts	$1,320	$998
Total derivatives instruments designated as ASC 815 hedges	$1,978	$1,054
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$105,553	$97,690
Cleared	42,046	43,419
Exchange traded	80	43
Interest rate contracts	$147,679	$141,152
Over-the-counter	$131,348	$122,844
Cleared	480	491
Exchange traded	1	14
Foreign exchange contracts	$131,829	$123,349
Over-the-counter	$21,211	$32,826
Cleared	2	3
Exchange traded	35,389	35,579
Equity contracts	$56,602	$68,408
Over-the-counter	$15,377	$16,727
Exchange traded	699	831
Commodity and other contracts	$16,076	$17,558
Over-the-counter	$6,133	$6,274
Cleared	2,659	2,298
Credit derivatives	$8,792	$8,572
Total derivatives instruments not designated as ASC 815 hedges	$360,978	$359,039
Total derivatives	$362,956	$360,093
Less: Netting agreements(3)	$(285,867)	$(285,867)
Less: Netting cash collateral received/paid(4)	(23,492)	(27,720)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$53,597	$46,506
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(430)	$(648)
Less: Non-cash collateral received/paid	(2,762)	(10,279)
Total net receivables/payables(5)	$50,405	$35,579

(1)The derivatives fair values are also presented in Note 23.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $208 billion, $43 billion and $35 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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

(1)The derivatives fair values are also presented in Note 23.
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

For the three months ended March 31, 2024 and 2023, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2024	2023
Interest rate contracts	$(36)	$(96)
Foreign exchange	14	26
Total	$(22)	$(70)

Fair Value Hedges
For additional information regarding Citi’s fair value hedges, see Note 24 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2024		2023
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(604)	$—	$(1)
Foreign exchange hedges	(71)	—	548	—
Commodity hedges(2)	1,520	—	(508)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$1,449	$(604)	$40	$(1)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$620	$—	$(7)
Foreign exchange hedges	71	—	(548)	—
Commodity hedges(2)	(1,520)	—	508	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(1,449)	$620	$(40)	$(7)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—
Foreign exchange hedges(3)	(29)	—	22	—
Commodity hedges(2)(4)	98	—	49	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$69	$—	$71	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)The gain (loss) amounts for commodity hedges are included in Principal transactions.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(4) million and $(26) million for the three months ended March 31, 2024 and 2023, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended March 31, 2024 includes gain (loss) of approximately $93 million and $5 million under the mark-to-market approach and amortization approach, respectively. The quarter ended March 31, 2023 includes gain (loss) of approximately $45 million and $4 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2024 and December 31, 2023, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2024
Debt securities AFS(2)(6)	$103,809	$(1,135)	$(293)
Consumer loans(3)	33,872	(74)	—
Corporate loans(4)	5,702	(3)	(22)
Long-term debt	142,275	(1,697)	(5,228)
As of December 31, 2023
Debt securities AFS(5)(6)	$111,886	$(925)	$(282)
Corporate loans(7)	4,968	93	(3)
Long-term debt	141,449	(908)	(5,160)

(1)Excludes physical commodities inventories with a carrying value of approximately $5 billion and $8 billion as of March 31, 2024 and December 31, 2023, respectively, which includes cumulative basis adjustments of approximately $(0.4) billion and $1.2 billion, respectively, for active hedges.
(2)These amounts include a cumulative basis adjustment of $(113) million for active hedges and $(27) million for de-designated hedges as of March 31, 2024, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $21 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $31 billion as of March 31, 2024) in a portfolio layer hedging relationship.
(3)All hedged consumer loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $10.0 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $34 billion as of March 31, 2024).
(4)All hedged corporate loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $3.7 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $5.7 billion as of March 31, 2024).
(5)These amounts include a cumulative basis adjustment of $248 million for active hedges and $(51) million for de-designated hedges as of December 31, 2023, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $14 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $28 billion as of December 31, 2023) in a last-of-layer hedging relationship.
(6)Carrying amount represents the amortized cost.
(7)All hedged corporate loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $3.6 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $5.0 billion as of December 31, 2023).

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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2024		2023
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$306		$21
Foreign exchange contracts	1		(12)
Total gain (loss) recognized in AOCI	$307		$9
	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(342)	$—	$(469)
Foreign exchange contracts	(1)	—	(1)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$(342)	$(1)	$(469)
Net pretax change in cash flow hedges included within AOCI		$650		$479

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2024 is approximately $(0.6) billion. The maximum length of time over which forecasted cash flows are hedged is 14 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 19.

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
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $192 million and $(676) million for the three months ended March 31, 2024 and 2023, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$8,038	$7,794	$553,605	$508,143
Total return swaps and other	754	778	35,251	5,571
Total by instrument	$8,792	$8,572	$588,856	$513,714
By rating of reference entity
Investment grade	$4,553	$4,012	$444,255	$395,280
Non-investment grade	4,239	4,560	144,601	118,434
Total by rating of reference entity	$8,792	$8,572	$588,856	$513,714
By maturity
Within 1 year	$842	$1,483	$158,332	$133,402
From 1 to 5 years	6,288	5,559	355,771	324,350
After 5 years	1,662	1,530	74,753	55,962
Total by maturity	$8,792	$8,572	$588,856	$513,714

(1)The fair value amount receivable is composed of $2,735 million under protection purchased and $6,057 million under protection sold.
(2)The fair value amount payable is composed of $6,684 million under protection purchased and $1,888 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,686	$7,243	$539,522	$491,514
Total return swaps and other	653	839	28,105	5,185
Total by instrument	$8,339	$8,082	$567,627	$496,699
By rating of reference entity
Investment grade	$4,282	$4,138	$444,989	$393,115
Non-investment grade	4,057	3,944	122,638	103,584
Total by rating of reference entity	$8,339	$8,082	$567,627	$496,699
By maturity
Within 1 year	$986	$1,713	$155,910	$128,874
From 1 to 5 years	5,816	4,939	366,156	337,583
After 5 years	1,537	1,430	45,561	30,242
Total by maturity	$8,339	$8,082	$567,627	$496,699

(1)    The fair value amount receivable is composed of $2,770 million under protection purchased and $5,569 million under protection sold.
(2)    The fair value amount payable is composed of $6,097 million under protection purchased and $1,985 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2024 and December 31, 2023 was $13 billion and $15 billion, respectively. The Company posted $11 billion and $12 billion as collateral for this exposure in the normal course of business as of March 31, 2024 and December 31, 2023, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2024, the Company could be required to post an additional $0.5 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $34 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.6 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $5.1 billion and $4.3 billion as of March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, the fair value of these previously derecognized assets was $4.9 billion. The fair value of the total return swaps as of March 31, 2024 was $104 million recorded as gross derivative assets and $40 million recorded as gross derivative liabilities. At December 31, 2023, the fair value of these previously derecognized assets was $4.3 billion, and the fair value of the total return swaps was $121 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

23.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Note 26 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

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
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As required under the fair value hierarchy, the Company considers relevant and observable market inputs in its valuations where possible.
The fair value hierarchy classification approach typically utilizes rules-based and data-driven criteria to determine whether an instrument is classified as Level 1, Level 2 or Level 3:

•The determination of whether an instrument is quoted in an active market and therefore considered a Level 1 instrument is based on the frequency of observed transactions and the quality of independent market data available on the measurement date.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2024 and December 31, 2023:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2024	December 31, 2023
Counterparty CVA	$(486)	$(580)
Asset FVA	(463)	(562)
Citigroup (own credit) CVA	327	381
Liability FVA	199	255
Total CVA and FVA—derivative instruments	$(423)	$(506)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2024	2023
Counterparty CVA	$8	$(34)
Asset FVA	84	(6)
Own credit CVA	(52)	(35)
Liability FVA	(57)	(28)
Total CVA and FVA—derivative instruments	$(17)	$(103)
DVA related to own FVO liabilities(1)	$(750)	$(433)
Total CVA, DVA and FVA	$(767)	$(536)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$454,340	$132	$454,472	$(260,926)	$193,546
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	75,690	531	76,221	—	76,221
Residential	—	716	170	886	—	886
Commercial	—	515	159	674	—	674
Total trading mortgage-backed securities	$—	$76,921	$860	$77,781	$—	$77,781
U.S. Treasury and federal agency securities	$106,157	$3,239	$—	$109,396	$—	$109,396
State and municipal	—	380	1	381	—	381
Foreign government	54,414	37,396	113	91,923	—	91,923
Corporate	1,284	19,668	464	21,416	—	21,416
Equity securities	45,761	13,228	232	59,221	—	59,221
Asset-backed securities	—	1,322	370	1,692	—	1,692
Other trading assets(2)	218	15,091	752	16,061	—	16,061
Total trading non-derivative assets	$207,834	$167,245	$2,792	$377,871	$—	$377,871
Trading derivatives
Interest rate contracts	$46	$146,204	$2,087	$148,337
Foreign exchange contracts	1	132,044	1,104	133,149
Equity contracts	12	55,656	934	56,602
Commodity contracts	—	14,902	1,174	16,076
Credit derivatives	—	8,064	728	8,792
Total trading derivatives—before netting and collateral	$59	$356,870	$6,027	$362,956
Netting agreements					$(285,867)
Netting of cash collateral received					(23,492)
Total trading derivatives—after netting and collateral	$59	$356,870	$6,027	$362,956	$(309,359)	$53,597
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$31,915	$27	$31,942	$—	$31,942
Residential	—	502	25	527	—	527
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$32,418	$52	$32,470	$—	$32,470
U.S. Treasury and federal agency securities	$75,033	$—	$—	$75,033	$—	$75,033
State and municipal	—	1,509	479	1,988	—	1,988
Foreign government	64,280	69,394	24	133,698	—	133,698
Corporate	2,989	1,644	388	5,021	—	5,021
Marketable equity securities	271	8	8	287	—	287
Asset-backed securities	—	939	—	939	—	939
Other debt securities	—	5,749	—	5,749	—	5,749
Non-marketable equity securities	—	—	488	488	—	488
Total investments	$142,573	$111,661	$1,439	$255,673	$—	$255,673

Table continues on the next page.

In millions of dollars at March 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,797	$1,057	$8,854	$—	$8,854
Mortgage servicing rights	—	—	702	702	—	702
Non-trading derivatives and other financial assets measured on a recurring basis	$4,198	$9,203	$31	$13,432	$—	$13,432
Total assets	$354,664	$1,107,116	$12,180	$1,473,960	$(570,285)	$903,675
Total as a percentage of gross assets(3)	24.1%	75.1%	0.8%
Liabilities
Interest-bearing deposits	$13	$2,820	$72	$2,905	$—	$2,905
Securities loaned and sold under agreements to repurchase	—	256,658	326	256,984	(183,203)	73,781
Trading account liabilities
Securities sold, not yet purchased	96,215	13,816	105	110,136	—	110,136
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$96,215	$13,826	$105	$110,146	$—	$110,146
Trading derivatives
Interest rate contracts	$39	$137,720	$3,449	$141,208
Foreign exchange contracts	—	123,578	769	124,347
Equity contracts	31	65,221	3,156	68,408
Commodity contracts	—	16,726	832	17,558
Credit derivatives	—	7,807	765	8,572
Total trading derivatives—before netting and collateral	$70	$351,052	$8,971	$360,093
Netting agreements					$(285,867)
Netting of cash collateral paid					(27,720)
Total trading derivatives—after netting and collateral	$70	$351,052	$8,971	$360,093	$(313,587)	$46,506
Short-term borrowings	$—	$7,548	$583	$8,131	$—	$8,131
Long-term debt	—	74,953	40,364	115,317	—	115,317
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,697	$297	$3	$3,997	$—	$3,997
Total liabilities	$99,995	$707,154	$50,424	$857,573	$(496,790)	$360,783
Total as a percentage of gross liabilities(3)	11.6%	82.5%	5.9%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $27 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(3)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$453,715	$139	$453,854	$(247,795)	$206,059
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	79,795	581	80,376	—	80,376
Residential	1	597	116	714	—	714
Commercial	—	464	202	666	—	666
Total trading mortgage-backed securities	$1	$80,856	$899	$81,756	$—	$81,756
U.S. Treasury and federal agency securities	$112,851	$2,398	$7	$115,256	$—	$115,256
State and municipal	—	594	3	597	—	597
Foreign government	44,203	28,238	54	72,495	—	72,495
Corporate	1,858	16,716	500	19,074	—	19,074
Equity securities	32,966	12,135	292	45,393	—	45,393
Asset-backed securities	—	1,223	531	1,754	—	1,754
Other trading assets(2)	97	16,784	833	17,714	—	17,714
Total trading non-derivative assets	$191,976	$158,944	$3,119	$354,039	$—	$354,039
Trading derivatives
Interest rate contracts	$49	$156,307	$2,138	$158,494
Foreign exchange contracts	—	158,672	1,022	159,694
Equity contracts	8	41,870	1,400	43,278
Commodity contracts	2	16,456	1,111	17,569
Credit derivatives	—	7,564	775	8,339
Total trading derivatives—before netting and collateral	$59	$380,869	$6,446	$387,374
Netting agreements					$(308,431)
Netting of cash collateral received					(21,226)
Total trading derivatives—after netting and collateral	$59	$380,869	$6,446	$387,374	$(329,657)	$57,717
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,640	$75	$29,715	$—	$29,715
Residential	—	307	116	423	—	423
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$29,948	$191	$30,139	$—	$30,139
U.S. Treasury and federal agency securities	$80,062	$299	$—	$80,361	$—	$80,361
State and municipal	—	1,589	542	2,131	—	2,131
Foreign government	60,133	70,871	194	131,198	—	131,198
Corporate	2,680	2,370	362	5,412	—	5,412
Marketable equity securities	159	72	27	258	—	258
Asset-backed securities	—	938	—	938	—	938
Other debt securities	—	6,757	—	6,757	—	6,757
Non-marketable equity securities(3)	—	—	483	483	—	483
Total investments	$143,034	$112,844	$1,799	$257,677	$—	$257,677

Table continues on the next page.

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,167	$427	$7,594	$—	$7,594
Mortgage servicing rights	—	—	691	691	—	691
Non-trading derivatives and other financial assets measured on a recurring basis	$4,677	$8,321	$30	$13,028	$—	$13,028
Total assets	$339,746	$1,121,860	$12,651	$1,474,257	$(577,452)	$896,805
Total as a percentage of gross assets(3)	23.0%	76.1%	0.9%
Liabilities
Interest-bearing deposits	$—	$2,411	$29	$2,440	$—	$2,440
Securities loaned and sold under agreements to repurchase	—	228,048	390	228,438	(165,953)	62,485
Trading account liabilities
Securities sold, not yet purchased	91,163	13,460	35	104,658	—	104,658
Other trading liabilities	—	8	—	8	—	8
Total trading account liabilities	$91,163	$13,468	$35	$104,666	$—	$104,666
Trading derivatives
Interest rate contracts	$49	$149,914	$3,223	$153,186
Foreign exchange contracts	—	156,474	727	157,201
Equity contracts	18	44,894	3,034	47,946
Commodity contracts	—	17,964	832	18,796
Credit derivatives	—	7,234	848	8,082
Total trading derivatives—before netting and collateral	$67	$376,480	$8,664	$385,211
Netting agreements					$(308,431)
Netting of cash collateral paid					(26,101)
Total trading derivatives—after netting and collateral	$67	$376,480	$8,664	$385,211	$(334,532)	$50,679
Short-term borrowings	$—	$6,064	$481	$6,545	$—	$6,545
Long-term debt	—	77,958	38,380	116,338	—	116,338
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$4,298	$130	$6	$4,434	$—	$4,434
Total liabilities	$95,528	$704,559	$47,985	$848,072	$(500,485)	$347,587
Total as a percentage of gross liabilities(3)	11.3%	83.0%	5.7%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $25 million of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(3)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2024 and 2023. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(5)	$—	$—	$—	$45	$—	$—	$(47)	$132	$(4)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(39)	—	79	(154)	200	—	(136)	—	531	(33)
Residential	116	2	—	36	(35)	313	—	(262)	—	170	2
Commercial	202	14	—	13	(67)	97	—	(100)	—	159	4
Total trading mortgage-backed securities	$899	$(23)	$—	$128	$(256)	$610	$—	$(498)	$—	$860	$(27)
U.S. Treasury and federal agency securities	$7	$4	$—	$—	$(1)	$—	$—	$—	$(10)	$—	$—
State and municipal	3	—	—	—	—	—	—	(2)	—	1	—
Foreign government	54	—	—	12	(40)	125	—	(38)	—	113	2
Corporate	500	73	—	13	(208)	260	—	(166)	(8)	464	68
Marketable equity securities	292	18	—	29	(23)	31	—	(115)	—	232	10
Asset-backed securities	531	3	—	15	(118)	136	—	(197)	—	370	(39)
Other trading assets	833	67	—	57	(68)	75	4	(215)	(1)	752	46
Total trading non-derivative assets	$3,119	$142	$—	$254	$(714)	$1,237	$4	$(1,231)	$(19)	$2,792	$60
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(485)	$—	$31	$(29)	$(27)	$6	$3	$224	$(1,362)	$(580)
Foreign exchange contracts	295	(46)	—	2	93	694	—	(22)	(681)	335	(147)
Equity contracts	(1,634)	(349)	—	(144)	213	(270)	—	(1)	(37)	(2,222)	383
Commodity contracts	279	82	—	31	(6)	10	—	(11)	(43)	342	143
Credit derivatives	(73)	59	—	(3)	(31)	8	—	—	3	(37)	(63)
Total trading derivatives, net(4)	$(2,218)	$(739)	$—	$(83)	$240	$415	$6	$(31)	$(534)	$(2,944)	$(264)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$(3)	$—	$—	$3	$—	$(48)	$—	$27	$(3)
Residential	116	—	(1)	—	(90)	—	—	—	—	25	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$191	$—	$(4)	$—	$(90)	$3	$—	$(48)	$—	$52	$(4)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(26)	—	(1)	—	—	(36)	—	479	(28)
Foreign government	194	—	(8)	6	(168)	36	—	(36)	—	24	—
Corporate	362	—	—	30	(28)	41	—	(17)	—	388	6
Marketable equity securities	27	—	(19)	—	—	—	—	—	—	8	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	483	—	(5)	—	—	39	—	(29)	—	488	(11)
Total investments	$1,799	$—	$(62)	$36	$(287)	$119	$—	$(166)	$—	$1,439	$(37)
Loans	$427	$—	$(29)	$663	$(40)	$—	$104	$—	$(68)	$1,057	$(6)
Mortgage servicing rights	691	—	12	—	—	—	17	—	(18)	702	18
Other financial assets measured at fair value on a recurring basis	30	—	(1)	—	—	3	13	—	(14)	31	(1)
Liabilities
Interest-bearing deposits	$29	$—	$3	$46	$(1)	$—	$5	$—	$(4)	$72	$3
Securities loaned and sold under agreements to repurchase	390	—	—	—	—	254	—	—	(318)	326	—
Trading account liabilities
Securities sold, not yet purchased	35	(6)	—	1	(2)	87	—	—	(22)	105	(5)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(94)	—	11	(38)	1	34	—	—	583	(64)
Long-term debt	38,380	595	—	1,358	(840)	—	3,590	—	(1,529)	40,364	619
Other financial liabilities measured on a recurring basis	6	—	—	—	—	—	3	—	(6)	3	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$13	$—	$—	$—	$137	$—	$—	$(146)	$153	$14
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	22	—	92	(142)	223	—	(137)	—	658	19
Residential	166	1	—	26	(19)	61	—	(73)	—	162	(4)
Commercial	145	(5)	—	56	(13)	19	—	(39)	—	163	(4)
Total trading mortgage-backed securities	$911	$18	$—	$174	$(174)	$303	$—	$(249)	$—	$983	$11
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and municipal	7	(2)	—	19	—	—	—	(1)	—	23	—
Foreign government	119	7	—	—	(25)	12	—	(60)	—	53	6
Corporate	394	30	—	14	(127)	96	—	(111)	—	296	90
Marketable equity securities	192	3	—	12	(6)	31	—	(7)	—	225	4
Asset-backed securities	668	15	—	5	(63)	121	—	(179)	—	567	5
Other trading assets	648	28	—	245	(2)	290	—	(115)	—	1,094	36
Total trading non-derivative assets	$2,940	$99	$—	$469	$(397)	$853	$—	$(722)	$—	$3,242	$152
Trading derivatives, net(4)
Interest rate contracts	$355	$(139)	$—	$(35)	$10	$4	$—	$—	$65	$260	$(72)
Foreign exchange contracts	50	43	—	(17)	(2)	75	—	(39)	(34)	76	50
Equity contracts	(1,104)	(392)	—	(51)	234	(246)	—	(23)	—	(1,582)	(1,271)
Commodity contracts	278	(325)	—	100	323	(67)	—	(3)	(76)	230	(145)
Credit derivatives	(157)	8	—	17	100	2	—	—	9	(21)	(151)
Total trading derivatives, net(4)	$(578)	$(805)	$—	$14	$665	$(232)	$—	$(65)	$(36)	$(1,037)	$(1,589)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$(2)	$—	$—	$—	$—	$—	$—	$28	$(1)
Residential	41	—	—	—	—	—	—	(16)	—	25	—
Total investment mortgage-backed securities	$71	$—	$(2)	$—	$—	$—	$—	$(16)	$—	$53	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$51	$—	$—	$—	$51	$—
State and municipal	586	—	17	1	(75)	1	—	(9)	—	521	12
Foreign government	608	—	(2)	10	(1)	160	—	(224)	—	551	2
Corporate	343	—	3	—	(61)	58	—	(52)	—	291	—
Marketable equity securities	10	—	2	—	—	—	—	—	—	12	—
Asset-backed securities	1	—	—	—	—	—	—	—	—	1	—
Other debt securities	—	—	(1)	—	—	5	—	—	—	4	—
Non-marketable equity securities	430	—	(4)	2	—	6	—	(25)	—	409	(6)
Total investments	$2,049	$—	$13	$13	$(137)	$281	$—	$(326)	$—	$1,893	$7
Loans	$1,361	$—	$17	$—	$(190)	$—	$106	$—	$(654)	$640	$(14)
Mortgage servicing rights	665	—	(3)	—	—	—	12	—	(16)	658	(3)
Other financial assets measured at fair value on a recurring basis	57	—	(3)	—	(1)	1	—	(2)	—	52	4
Liabilities
Interest-bearing deposits	$15	$—	$(2)	$—	$(1)	$—	$—	$—	$—	$16	$—
Securities loaned and sold under agreements to repurchase	1,031	(7)	—	—	—	824	—	—	(1,053)	809	—
Trading account liabilities
Securities sold, not yet purchased	50	(15)	—	6	(16)	31	—	—	(14)	72	(1)
Other trading liabilities	3	2	—	—	—	—	—	—	—	1	—
Short-term borrowings	38	27	—	—	(5)	—	276	—	(1)	281	—
Long-term debt	36,117	(1,120)	—	1,098	(4,843)	—	3,536	—	(447)	36,581	(1,061)
Other financial liabilities measured on a recurring basis	2	—	2	—	—	—	20	—	—	20	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2023 to March 31, 2024:

•Transfers of Long-term debt were $1.4 billion from Level 2 to Level 3. Of the $1.4 billion transfer, approximately $0.9 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.4 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $0.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three months ended March 31, 2024.

The following were the significant Level 3 transfers for the period December 31, 2022 to March 31, 2023:

•Transfers of Long-term debt were $1.1 billion from Level 2 to Level 3. Of the $1.1 billion transfer, approximately $1.0 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.1 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $4.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three months ended March 31, 2023.

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

As of March 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$132	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	4.34%	4.34%	4.34%
Mortgage-backed securities	$648	Price-based	Price	$1.11	$136.06	$40.18
	245	Yield analysis	Yield	5.34%	23.45%	8.99%
State and municipal, foreign government, corporate and other debt securities	$1,500	Price-based	Price	$—	$101.08	$91.08
	678	Model-based	Credit spread	35 bps	550 bps	242 bps
Marketable equity securities(5)	$193	Price-based	Price	$—	$13,600.22	$536.39
	40	Model-based	Appraised value (in millions)	$0.99	$20.41	$15.98
			WAL	2 years	2 years	2 years
			Recovery (in millions)	$7,723	$7,723	$7,723
Asset-backed securities	$287	Price-based	Price	$3.50	$139.18	$64.87
	84	Yield analysis	Yield	5.77%	10.79%	8.07%
Non-marketable equities	$308	Comparables analysis	Illiquidity discount	4.30%	18.20%	10.14%
			Revenue multiple	4.20x	19.08x	12.51x
			PE ratio	9.70x	9.70x	9.70x
			EBITDA multiples	19.20x	19.20x	19.20x
	109	Price-based	Price	$0.55	$160.42	$74.12
	57	Cash flow	Discount rate	9.25%	9.25%	9.25%
Derivatives—gross(6)
Interest rate contracts (gross)	$5,390	Model-based	IR normal volatility	0.32%	20.00%	1.83%
			Interest rate	2.99%	5.32%	3.51%
Foreign exchange contracts (gross)	$1,763	Model-based	IR normal volatility	0.39%	1.27%	0.78%
			IR basis	(39.03)%	96.15%	4.14%
			FX volatility	0.03%	111.73%	11.78%
Equity contracts (gross)(7)	$4,056	Model-based	Equity volatility	—%	220.66%	30.31%
			Equity forward	62.33%	206.42%	106.57%
			Equity-Equity correlation	(36.22)%	99.25%	70.73%
			WAL	1.99 years	1.99 years	1.99 years
			Recovery (in millions)	$7,723	$7,723	$7,723
			FX volatility	0.03%	111.73%	9.01%
Commodity and other contracts (gross)	$1,890	Model-based	Forward price	29.19%	569.30%	193.11%
			Commodity volatility	9.40%	122.96%	31.21%
Credit derivatives (gross)	$1,081	Model-based	Credit spread	7 bps	2000 bps	204 bps
			Recovery rate	25.00%	40.00%	39.24%
			Upfront points	2.47%	115.16%	50.39%
			Credit correlation	$25.00	$75.00	$52.70
	403	Price-based	Price	$40.00	$99.00	$84.45

As of March 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$31	Price-based	Price	$0.11	$104.19	$88.92
Loans and leases	$752	Model-based	Equity forward	62.33%	206.42%	106.92%
			Equity volatility	—%	220.66%	19.04%
			Equity-FX correlation	(95.00)%	70.00%	(15.44)%
			FX volatility	0.03%	111.73%	9.03%
	307	Price-based	Price	$74.86	$106.43	$101.81
Mortgage servicing rights	$605	Cash flow	Yield	(0.50)%	12.00%	5.87%
	64	Model-based	WAL	3.71 years	8.64 years	7.49 years
Liabilities
Interest-bearing deposits	$72	Model-based	Equity volatility	5.65%	17.15%	7.53%
			Forward price	100%	100%	100%
Securities loaned and sold under agreements to repurchase	$326	Model-based	Interest rate	4.24%	5.30%	4.33%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$104	Price-based	Price	$—	$8,962.00	$83.27
Short-term borrowings and long-term debt	$40,974	Model-based	IR normal volatility	0.32%	20.00%	1.12%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$139	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	4.00%	4.00%	4.00%
Mortgage-backed securities	$679	Price-based	Price	$1.67	$124.63	$55.39
	401	Yield analysis	Yield	4.63%	19.08%	8.93%
State and municipal, foreign government, corporate and other debt securities	$1,582	Price-based	Price	$0.01	$123.74	$79.71
	778	Model-based	Credit spread	35 bps	550 bps	304 bps
Marketable equity securities(5)	$259	Price-based	Price	$—	$12,189.17	$168.09
	38	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Asset-backed securities	$475	Price-based	Price	$3.50	$129.00	$65.87
	57	Yield analysis	Yield	5.93%	18.86%	8.57%
Non-marketable equities	$366	Comparables analysis	Illiquidity discount	8.00%	10.00%	8.82%
			PE ratio	9.30x	16.50x	11.37x
			Revenue multiple	2.80x	13.40x	12.28x
			EBITDA multiples	15.80x	15.80x	15.80x
	56	Cash flow	Discount to price	8.50%	8.50%	8.50%
	50	Price-based	Price	$0.40	$158.92	$56.78
Derivatives—gross(6)
Interest rate contracts (gross)	$5,237	Model-based	IR normal volatility	(0.07)%	15.00%	1.44%
			Interest rate	2.70%	5.40%	3.20%
Foreign exchange contracts (gross)	$1,652	Model-based	IR normal volatility	(0.07)%	12.05%	1.50%
			IR basis	(1.45)%	147.79%	7.11%
Equity contracts (gross)(7)	$4,239	Model-based	Equity volatility	0.10%	334.35%	38.35%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Equity forward	54.14%	273.54%	101.44%
			Equity-FX correlation	(79.00)%	70.00%	(7.66)%
			Equity-Equity correlation	(6.49)%	97.44%	80.42%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Commodity and other contracts (gross)	$1,943	Model-based	Forward price	31.70%	425.51%	134.65%
			Commodity volatility	14.72%	149.99%	37.03%
			Commodity correlation	(45.33)%	93.02%	45.03%
Credit derivatives (gross)	$1,135	Model-based	Credit spread	11.43 bps	1,519 bps	140.34 bps
			Credit spread volatility	23.94%	115.66%	42.76%
			Recovery rate	15.00%	75.00%	36.56%
	378	Price-based	Upfront points	1.25%	117.31%	58.10%
			Price	$37.67	$97.00	$79.54
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$36	Price-based	Price	$0.01	$104.79	$90.87
Loans and leases	$316	Price-based	Price	$98.80	$98.80	$98.80
	111	Model-based	Forward price	33.48%	348.43%	115.47%
			Commodity volatility	26.51%	66.80%	31.79%
			Commodity correlation	(45.33)%	93.02%	(7.28)%
			Equity volatility	41.61%	45.40%	43.17%
Mortgage servicing rights	$595	Cash flow	WAL	1.00 years	8.76 years	1.29 years
	66	Model-based	Yield	—%	12.00%	8.06%
Liabilities
Interest-bearing deposits	$29	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	3.92%	5.27%	3.96%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$23	Price-based	Price	$—	$12,189.17	$28.70
	7	Yield analysis	Yield	7.46%	7.46%	7.46%
	5	Model-based	FX volatility	3.56%	28.13%	13.17%
Short-term borrowings and long-term debt	$38,794	Model-based	IR normal volatility	0.32%	20.00%	1.25%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2024
Loans HFS(1)	$1,274	$604	$670
Other real estate owned	4	—	4
Loans(2)	385	—	385
Non-marketable equity securities measured using the measurement alternative	102	—	102
Total assets at fair value on a nonrecurring basis	$1,765	$604	$1,161

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2023
Loans HFS(1)	$1,171	$495	$676
Other real estate owned	4	—	4
Loans(2)	328	—	328
Non-marketable equity securities measured using the measurement alternative	359	—	359
Total assets at fair value on a nonrecurring basis	$1,862	$495	$1,367

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

As of March 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$670	Price-based	Price	$61.00	$100.00	$94.94
Loans(5)	$385	Recovery analysis	Appraised value(4)	$12,000	$78,267,249	$46,218,075
Non-marketable equity securities measured using the measurement alternative	$90	Price-based	Price	$2.22	$77.41	$73.49
	11	Comparable analysis	Revenue multiple	—x	46.30x	18.66x
Other real estate owned	$3	Price-based	Appraised value(4)	$398,928	$2,061,700	$1,553,934

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$674	Price-based	Price	$67.50	$100.00	$93.39
Loans(5)	$296	Recovery analysis	Appraised value(4)	$12,000	$75,997,078	$46,121,923
Non-marketable equity securities measured using the measurement alternative	$250	Price-based	Price	$1.57	$2,637.00	$1,114.06
	109	Comparable analysis	Revenue multiple	2.30x	35.70x	11.69x
Other real estate owned	$3	Price-based	Appraised value(4)	$401,042	$2,061,700	$155,696

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended March 31,
In millions of dollars	2024	2023
Loans HFS	$(82)	$(56)
Other real estate owned	—	—
Loans(1)	(34)	(2)
Non-marketable equity securities measured using the measurement alternative	32	(25)
Total nonrecurring fair value gains (losses)	$(84)	$(83)

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

	March 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$257.8	$236.8	$123.7	$110.7	$2.4
Securities borrowed and purchased under agreements to resell	150.7	150.7	—	150.7	—
Loans(2)(3)	647.2	649.7	—	—	649.7
Other financial assets(3)(4)	366.7	366.7	255.7	17.0	94.0
Liabilities
Deposits	$1,304.3	$1,304.1	$—	$1,106.7	$197.4
Securities loaned and sold under agreements to repurchase	225.6	225.6	—	225.6	—
Long-term debt(5)	170.1	173.6	—	170.0	3.6
Other financial liabilities(6)	137.8	137.8	—	22.3	115.5

	December 31, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$259.7	$240.6	$124.0	$114.1	$2.5
Securities borrowed and purchased under agreements to resell	139.6	139.7	—	139.7	—
Loans(2)(3)	663.3	673.2	—	—	673.2
Other financial assets(3)(4)	347.5	347.5	243.1	17.8	86.6
Liabilities
Deposits	$1,306.2	$1,305.9	$—	$1,116.5	$189.4
Securities loaned and sold under agreements to repurchase	215.6	215.6	—	215.6	—
Long-term debt(5)	170.3	173.4	—	168.0	5.4
Other financial liabilities(6)	132.8	132.8	—	29.2	103.6

(1)Includes $5.3 billion and $5.5 billion of non-marketable equity securities carried at cost at March 31, 2024 and December 31, 2023, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $18.3 billion for March 31, 2024 and $18.1 billion for December 31, 2023. In addition, the carrying values exclude $0.3 billion and $0.3 billion of lease finance receivables at March 31, 2024 and December 31, 2023, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2024 and December 31, 2023 were off-balance sheet liabilities of $12.9 billion and $14.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

24.  FAIR VALUE ELECTIONS

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 21 for additional details on Citi’s MSRs.
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 23.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2024	2023
Assets
Securities borrowed and purchased under agreements to resell	$(53)	$85
Trading account assets	7	61
Loans
Certain corporate loans	1,218	(309)
Certain consumer loans	(8)	5
Total loans	$1,210	$(304)
Other assets
MSRs	$12	$(3)
Certain mortgage loans HFS(1)	1	8
Total other assets	$13	$5
Total assets	$1,177	$(153)
Liabilities
Interest-bearing deposits	$(42)	$(134)
Securities loaned and sold under agreements to repurchase	36	(68)
Trading account liabilities	(71)	75
Short-term borrowings(2)	(302)	(142)
Long-term debt(2)	(1,928)	(4,349)
Total liabilities	$(2,307)	$(4,618)

(1)Includes gains (losses) associated with interest rate lock commitments for originated loans for which the Company has elected the fair value option.
(2)Includes DVA that is included in AOCI. See Notes 19 and 23.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. Changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI. See Note 19 for additional information.
Among other variables, the fair value of liabilities for which the fair value option has been elected (other than non-recourse debt and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads.
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(750) million and $(433) million for the three months ended March 31, 2024 and 2023, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	March 31, 2024		December 31, 2023
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,452	$8,854	$4,518	$7,594
Aggregate unpaid principal balance in excess of (less than) fair value	26	(13)	88	10
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	1

In addition to the amounts reported above, $375 million and $391 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2024 and December 31, 2023, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2024 and 2023 due to instrument-specific credit risk totaled to a loss of $(16) million and a gain of $9 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$467	$571
Aggregate fair value in excess of (less than) unpaid principal balance	6	17
Balance of non-accrual loans or loans more than 90 days past due	2	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	1	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2024 and 2023 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	March 31, 2024	December 31, 2023
Interest rate linked	$60.6	$60.4
Equity linked	44.8	45.9
Commodity linked	4.6	5.3
Credit linked	5.3	4.7
Total	$115.3	$116.3

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$115,317	$116,338
Aggregate unpaid principal balance in excess of (less than) fair value	(2,719)	(2,842)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$8,131	$6,545
Aggregate unpaid principal balance in excess of (less than) fair value	1	(60)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at March 31, 2024 and December 31, 2023.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at March 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.6	$63.9	$81.5	$571
Performance guarantees	4.5	5.6	10.1	44
Derivative instruments considered to be guarantees	22.4	16.2	38.6	234
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	110.5	—	110.5	—
Card merchant processing(2)	121.1	—	121.1	—
Credit card arrangements with partners	0.2	0.2	0.4	4
Other(3)	50.4	7.7	58.1	48
Total	$327.3	$94.8	$422.1	$917

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.8	$63.5	$81.3	$674
Performance guarantees	4.8	5.8	10.6	49
Derivative instruments considered to be guarantees	24.2	16.3	40.5	362
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	104.1	—	104.1	—
Card merchant processing(2)	138.0	—	138.0	—
Credit card arrangements with partners	0.2	0.2	0.4	5
Other(3)	27.7	7.7	35.4	50
Total	$317.4	$94.7	$412.1	$1,156

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At March 31, 2024 and December 31, 2023, this maximum potential exposure was estimated to be approximately $121 billion and $138 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.
(3)Includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program.

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $11 million and $11 million at March 31, 2024 and December 31, 2023, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Futures and Over-the-Counter Derivatives Clearing
Citi provides clearing services on central clearing parties (CCP) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. The total amount of cash initial margin collected and remitted in this manner was approximately $17.1 billion and $17.8 billion as of March 31, 2024 and December 31, 2023, respectively.

Carrying Value—Guarantees and Indemnifications
At March 31, 2024 and December 31, 2023, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.9 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $55.1 billion and $52.5 billion at March 31, 2024 and December 31, 2023, respectively. Securities and other marketable assets held as collateral amounted to $74.3 billion and $67.7 billion at March 31, 2024 and December 31, 2023, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.0 billion and $3.1 billion at March 31, 2024 and December 31, 2023, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.4	$12.1	$—	$81.5
Loans sold with recourse	—	—	1.8	1.8
Other	—	7.7	—	7.7
Total	$69.4	$19.8	$1.8	$91.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.5	$10.8	$—	$81.3
Loans sold with recourse	—	—	1.8	1.8
Other	—	7.7	—	7.7
Total	$70.5	$18.5	$1.8	$90.8

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
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	March 31, 2024	December 31, 2023
Commercial and similar letters of credit	$691	$4,038	$4,729	$5,345
One- to four-family residential mortgages	859	726	1,585	1,245
Revolving open-end loans secured by one- to four-family residential properties	5,415	23	5,438	5,495
Commercial real estate, construction and land development	13,524	1,392	14,916	15,266
Credit card lines	618,246	65,104	683,350	677,005
Commercial and other consumer loan commitments	212,591	104,467	317,058	312,300
Other commitments and contingencies(2)	4,918	223	5,141	5,146
Total	$856,244	$175,973	$1,032,217	$1,021,802

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of March 31, 2024 and December 31, 2023, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2024 and December 31, 2023, Citi had approximately $178.1 billion and $120.9 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $165.3 billion and $96.4 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2024	December 31, 2023
Cash and due from banks	$3,494	$3,479
Deposits with banks, net of allowance	15,644	15,538
Total	$19,138	$19,017

In addition to the restricted cash amounts presented above, at March 31, 2024 and December 31, 2023, approximately $4.6 billion and $3.9 billion, respectively, was held at the Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of March 31, 2024.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	March 31, 2024	December 31, 2023
ROU asset	$2,827	$2,801
Lease liability	2,992	2,974

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
At March 31, 2024, the Company had a future lease commitment scheduled to commence in April 2025 with fixed lease payments (undiscounted) totaling approximately $255 million over a 15-year lease term.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 30 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At March 31, 2024, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
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
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 30 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Equities Trading Incident Matters
Government and regulatory agencies in the U.K. and Europe are conducting investigations or making inquiries regarding an equity desk trading error that occurred on May 2, 2022. Citigroup is cooperating with these investigations and inquiries.

FDIC Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank, estimated to be approximately $16.3 billion. In the first quarter of 2024, Citi received notification from the FDIC that the estimate increased to $20.4 billion, which may be further adjusted by subsequent recoveries. The FDIC plans to provide institutions subject to the special assessment with an updated estimate of each institution’s quarterly and total special assessment expense with its first-quarter 2024 special assessment invoice. In the first quarter of 2024, Citi increased its total accrued estimated liability to $2.0 billion within Other liabilities and reported the corresponding incremental expense of $251 million in Other operating expenses in the Consolidated Statement of Income (and within Corporate/Other in All Other) for the special assessment.

Foreign Exchange Litigation
On February 8, 2024, in MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS, Michael O’Higgins FX Class Representative Limited withdrew its application requesting permission to commence collective proceedings against the defendants. Additional information concerning this action is publicly available in court filings under the case number 1329/7/7/19 in the U.K. Competition Appeal Tribunal and CA-2022-002002 in the Court of Appeal.

Interchange Fee Litigation
On February 22, 2024, the district court issued decisions on several summary judgment motions, including denials of both plaintiffs’ and defendants’ motions. On March 26, 2024, Visa, MasterCard and the injunctive relief class plaintiffs filed a motion seeking preliminary approval of the parties’ agreement to settle, and the court scheduled a preliminary approval hearing for June 13, 2024. On April 2, 2024, the district court entered rulings on the last outstanding motions for summary judgment, granting some and denying others. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Madoff-Related Litigation
On March 14, 2024, in PICARD v. CITIBANK, N.A., ET AL., the United States District Court for the Southern District of New York denied the Citi defendants leave to file an interlocutory appeal of the bankruptcy court’s decision denying their motion to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 10-5345 (Bankr. S.D.N.Y.) (Beckerman, J.) and 22-9597 (S.D.N.Y.) (Gardephe, J.).

Variable Rate Demand Obligation Litigation
On February 5, 2024, the United States Court of Appeals for the Second Circuit granted defendants’ Rule 23(f) petition to appeal the district court’s order granting class certification. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.), 23-7328 (2d Cir.), and 24-297 (2d Cir.).
In ILLINOIS EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., the parties entered into a settlement agreement effective February 1, 2024. Additional information concerning this action is publicly available in court filings under the docket number 2017 L 000289 (Ill. Cir. Ct.) (Donnelly, J.).

Settlement Payments
Payments required in any settlement agreements described above have been made or are covered by existing litigation or other accruals.

28.  SUBSIDIARY GUARANTEES

Citigroup Inc. has fully and unconditionally guaranteed the payments due on debt securities issued by Citigroup Global Markets Holdings Inc. (CGMHI), a wholly owned subsidiary, under the Senior Debt Indenture dated as of March 8, 2016, between CGMHI, Citigroup Inc. and The Bank of New York Mellon, as trustee. In addition, Citigroup Capital III and Citigroup Capital XIII (collectively, the Capital Trusts), each of which is a wholly owned finance subsidiary of Citigroup Inc., have issued trust preferred securities. Citigroup Inc. has guaranteed the payments due on the trust preferred securities to the extent that the Capital Trusts have insufficient available funds to make payments on the trust preferred securities. The guarantee, together with Citigroup Inc.’s other obligations with respect to the trust preferred securities, effectively provides a full and unconditional guarantee of amounts due on the trust preferred securities (see Note 18). No other subsidiary of Citigroup Inc. guarantees the debt securities issued by CGMHI or the trust preferred securities issued by the Capital Trusts.
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Three Months Ended
	March 31, 2024
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$(599)	$3,102
Total operating expenses	64	3,122
Provision for credit losses	—	22
Equity in undistributed income of subsidiaries	3,950	—
Income (loss) from continuing operations before income taxes	$3,287	$(42)
Provision (benefit) for income taxes	(84)	21
Net income	$3,371	$(63)

SUMMARIZED BALANCE SHEET

	March 31, 2024		December 31, 2023
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$3,028	$22,608	$3,011	$23,756
Securities borrowed and purchased under resale agreements	—	284,284	—	283,174
Trading account assets	403	282,530	461	273,379
Advances to subsidiaries	156,366	—	150,845	—
Investments in subsidiary bank holding company	175,550	—	172,125	—
Investments in non-bank subsidiaries	46,386	—	46,870	—
Other assets	15,574	164,991	14,202	167,609
Total assets	$397,307	$754,413	$387,514	$747,918
Securities loaned and sold under agreements to repurchase	$—	$314,919	$—	$309,862
Trading account liabilities	171	110,462	300	111,233
Short-term borrowings	—	23,502	—	20,481
Long-term debt	166,724	183,440	162,309	184,083
Advances from subsidiaries	20,828	—	16,724	—
Other liabilities	2,999	85,548	2,728	85,079
Stockholders’ equity	206,585	36,542	205,453	37,180
Total liabilities and equity	$397,307	$754,413	$387,514	$747,918

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.

The following table summarizes Citi’s common share repurchases for the first quarter of 2024:

In thousands, except per share amounts	Total shares purchased	Average price paid per share
January 2024
Open market repurchases(1)	—	$—
Employee transactions(2)	—	—
February 2024
Open market repurchases(1)	—	—
Employee transactions(2)	—	—
March 2024
Open market repurchases(1)	8,237	60.70
Employee transactions(2)	—	—
Total for 1Q24	8,237	$60.70

(1)    Repurchases not made pursuant to any publicly announced plan or program.
(2)    During the first quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.53 per share for the first quarter of 2024, and on April 3, 2024, declared common dividends of $0.53 per share for the second quarter of 2024. Citi intends to maintain a quarterly common dividend of at least $0.53 per share, subject to financial and macroeconomic conditions and its Board of Directors’ approval.
Citi’s ability to pay common stock dividends is subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.

Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
On April 3, 2024, Citi declared preferred dividends of approximately $242 million for the second quarter of 2024.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the first quarter of 2024, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2024.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Johnbull E. Okpara
Johnbull E. Okpara
Controller and Chief Accounting Officer
(Principal Accounting Officer)

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this report and certain other Citigroup presentations.

* Denotes a Citi metric

2023 Form 10-K: Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.
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
Branded Cards: Citi’s branded cards business with a portfolio of proprietary cards (Value, Rewards and Cash) and co-branded cards (including Costco and American Airlines).
Build: A net increase in ACL through the provision for credit losses.
Cards: Citi’s credit cards’ businesses or activities.
CCAR: Comprehensive Capital Analysis and Review
CCO: Chief Compliance Officer
CDS: Credit default swaps
CECL: Current expected credit losses
CEO: Chief Executive Officer
CET1 Capital: Common Equity Tier 1 Capital. See “Capital Resources—Components of Citigroup Capital” above within MD&A for the components of CET1.
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
CODM: Chief operating decision maker

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

DPD: Days past due
DTA: Deferred tax asset
DVA: Debt valuation adjustment
ECM: Equity Capital Markets
Efficiency ratio*: A ratio signifying how much of a dollar in expenses (as a percentage) it takes to generate one dollar in revenue. Represents total operating expenses divided by total revenues, net.
EOP: End-of-period
EPS*: Earnings per share
ESG: Environmental, Social and Governance
EU: European Union
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
Federal Reserve Board: The Board of the Governors of the Federal Reserve System
FFIEC: Federal Financial Institutions Examination Council
FHA: Federal Housing Administration
FHLB: Federal Home Loan Bank
FICO: Fair Issac Corporation
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical models by Fair Isaac Corporation utilizing data collected by the credit bureaus.
FINRA: Financial Industry Regulatory Authority
FRB: Federal Reserve Board
Freddie Mac: Federal Home Loan Mortgage Corporation
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
IPO: Initial public offering
KPMG: KPMG LLP, Citi’s Independent Registered Public Accounting Firm.
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
MBS: Mortgage-backed securities
MD&A: Management’s Discussion and Analysis, a section within an SEC Form 10-Q or 10-K.
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
Retail Services: Citi’s U.S. retail services cards business with a portfolio of co-brand and private label relationships (including, among others, Best Buy, The Home Depot, Macy’s and Sears).
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

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

3.2+	By-Laws of Citigroup, as amended, effective May 1, 2024.**

10.01*+	Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2024).

10.02*+	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2024).

10.03*+	Employment Termination Notice and Non-Solicitation Policy for U.S. Employees, effective April 1, 2024.

10.04*+	Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 15, 2024 and in future years).

10.05*	Citigroup 2019 Stock Incentive Plan (as amended and restated as of April 30, 2024), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2024 (File No. 1-9924).

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended March 31, 2024, filed on May 3, 2024, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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
** Amended to change references from Chairman to Chair and Chairmen to Chairs.

NOTES