Form 10-Q
period 2024-06-30
CITIGROUP INC
filed 2024-08-02
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2024: 1,907,795,225

Available on the web at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S SECOND QUARTER 2024—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as Citi’s 2023 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (First Quarter of 2024 Form 10-Q).
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
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, including certain reclassifications to align with Citi’s transformation and strategy, for all periods presented. In connection therewith, during the second quarter of 2024, Citi transferred the retail banking business in the United Kingdom (U.K.), which is being wound down, from Wealth to Legacy Franchises (managed basis) within All Other (managed basis).

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

Citi’s results excluding divestiture-related impacts exclude items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises. Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture-related impacts, see “Executive Summary” and “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
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
- Fixed Income Markets
- Equity Markets

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

REGIONS

North America

International[1]

Note: Mexico is included in LATAM within International.
(1)    Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); Latin America (LATAM); Asia South; Europe; and Middle East and Africa (MEA). The chief operating decision maker (CODM) does not manage the five core businesses by cluster, but Citi is providing additional selected financial information (revenue and corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2024—Results Demonstrated Improved Business Performance and Citi’s Continued Focus on Executing Its Strategy
As described further throughout this Executive Summary, during the second quarter of 2024:

•Citi’s revenues increased 4% versus the prior-year period on a reported basis. Excluding divestiture-related impacts of $33 million, revenues increased 3%, driven by growth across all reportable operating segments, including an approximate $400 million episodic gain related to the Visa B exchange completed in the current quarter. A significant portion of this gain was reflected in Markets, with the remainder in All Other (managed basis). The revenue growth across the reportable operating segments was partially offset by a decline in All Other (managed basis).
•Citi’s expenses decreased 2% versus the prior-year period. Excluding divestiture-related impacts in both the current quarter and the prior-year period, expenses also decreased 2%. The decrease was driven by savings associated with Citi’s organizational simplification, stranded cost reductions and lower repositioning costs, partially offset by continued investment in Citi’s transformation and the accrual for the civil money penalties imposed by the Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) (Civil Money Penalties). (See “Citi’s Multiyear Transformation” below.)
•Citi’s cost of credit was approximately $2.5 billion versus $1.8 billion in the prior-year period. The increase was primarily driven by higher cards net credit losses in Branded Cards and Retail Services in U.S. Personal Banking (USPB), partially offset by allowance for credit losses (ACL) releases in all businesses except USPB and All Other. The higher cards net credit losses primarily reflected the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.
•Citi returned $1.0 billion to common shareholders in the form of dividends.
•Citigroup’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach increased to 13.6% as of June 30, 2024, compared to 13.4% as of June 30, 2023 (see “Capital Resources” below). This compares to Citigroup’s required regulatory CET1 Capital ratio of 12.3% under the Basel III Standardized Approach. On October 1, 2024, Citigroup’s required regulatory CET1 Capital ratio is expected to decrease to 12.1% from 12.3%
under the Standardized Approach, reflecting the decrease in the indicative Stress Capital Buffer (SCB) requirement to 4.1% from 4.3% (see “Capital Resources—Stress Capital Buffer” below).
•As previously disclosed, on July 10, 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup in the amount of approximately $61 million, and the OCC entered into a Civil Money Penalty Consent Order with Citibank, N.A. (Citibank), a wholly owned subsidiary of Citigroup, in the amount of $75 million (collectively, the 2024 Consent Orders). The OCC and Citibank also entered into an Amendment (the Amendment) to the October 7, 2020 OCC Consent Order. The Amendment requires Citibank to submit a Resource Review Plan to the OCC within 30 days and establishes certain provisions governing payment of intercompany dividends from Citibank ultimately to Citigroup. Copies of the 2024 Consent Orders and the Amendment were included as exhibits to Citi’s Current Report on Form 8-K filed with the SEC on July 10, 2024 (the July 10, 2024 Form 8-K). For additional information regarding the 2024 Consent Orders and the Amendment, see the July 10, 2024 Form 8-K and “Citi’s Multiyear Transformation” below.
•In July 2024, Citi completed the sale and migration of its China consumer portfolios, finalizing Citi’s previously announced exit of its consumer banking business in China. Citi also continued to make progress with the wind-downs of the Korea consumer banking business and the Russia consumer, local commercial and institutional businesses, as well as the separation of Citi’s consumer banking and small business and middle-market banking operations in Mexico in preparation for a planned initial public offering.

Second Quarter of 2024 Results Summary

Citigroup
Citigroup reported net income of $3.2 billion, or $1.52 per share, compared to net income of $2.9 billion, or $1.33 per share in the prior-year period. Net income increased 10% versus the prior-year period, as the higher revenues and the lower expenses more than offset the higher cost of credit. Citigroup’s effective tax rate in the current quarter was approximately 24%, compared to 27% in the prior-year period, reflecting the impact of the geographic mix of earnings and the effects of state tax law changes in the current quarter. Average diluted shares outstanding decreased 1%.
Citigroup revenues of $20.1 billion increased 4% versus the prior-year period, on a reported basis. Excluding the divestiture-related impacts in both periods, revenues of $20.1 billion increased 3%, driven by growth across all reportable operating segments, including the approximate $400 million episodic gain related to the Visa B exchange completed in the current quarter. The revenue growth across the reportable operating segments was partially offset by a decline in All

Other (managed basis). (For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.) (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts are non-GAAP financial measures.)
Services revenues were driven by higher revenues in Securities Services as well as the impact of continued underlying momentum in Treasury and Trade Solutions (TTS), partially offset by lower revenue from the net investment in Argentina. Markets revenues were driven by strength in Equity Markets, which included the episodic gain related to the Visa B exchange completed in the current quarter, while Banking revenues largely reflected growth in Investment Banking. USPB revenues benefited from loan growth in cards, as well as lower partner payments, and Wealth revenues were primarily driven by higher investment fee revenue.
Citigroup’s end-of-period loans were $688 billion, up 4% versus the prior-year period, largely reflecting loan growth in cards in USPB and higher loans in Markets and Services.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, down 3% versus the prior-year period, largely due to a decline in TTS in Services, primarily reflecting quantitative tightening. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each applicable business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $13.4 billion decreased 2% from the prior-year period. Expenses in the second quarter of 2024 included divestiture-related impacts of $85 million (compared to $79 million in the prior-year period). Excluding divestiture-related impacts in both periods and an incremental FDIC special assessment of $34 million, expenses also decreased 2%, driven by savings associated with Citi’s organizational simplification, stranded cost reductions and lower repositioning costs, partially offset by continued investment in the transformation and the $136 million of Civil Money Penalties. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts and the incremental FDIC special assessment are non-GAAP financial measures.)

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $2.5 billion, compared to a cost of $1.8 billion in the prior-year period. The increase was primarily driven by higher net credit losses in Branded Cards and Retail Services in USPB, partially offset by ACL releases in all businesses except USPB and All Other. The higher cards net credit losses primarily reflected maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $2.3 billion increased 52% from the prior-year period. Consumer net credit losses of $2.2 billion increased 52%, largely reflecting the rise in cards net credit loss rates. Corporate net credit losses increased to $108 million from $75 million.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.6% as of June 30, 2024, compared to 13.4% as of June 30, 2023, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by the net income, a decrease in RWA, interest rate impacts on Citigroup’s investment portfolio and impacts from the sales of certain Asia consumer banking (Asia Consumer) businesses, partially offset by the payment of common and preferred dividends, and share repurchases, as well as higher disallowed deferred tax assets.
In the second quarter of 2024, Citi paid $1.0 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). As previously announced, Citi currently expects to repurchase approximately $1.0 billion of common shares during the third quarter of 2024. In future periods, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of June 30, 2024 was 5.9%, compared to 6.0% as of June 30, 2023. The decrease was driven by a decrease in Tier 1 Capital and an increase in Total Leverage Exposure. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.5 billion increased 21% from the prior-year period, driven by lower cost of credit and higher revenues, partially offset by higher expenses. Services expenses of $2.7 billion increased 9%, largely driven by an Argentina-related transaction tax expense, a legal settlement expense and continued investments in product innovation and technology. Cost of credit was a benefit of $27 million, compared to a cost of $223 million in the prior-year period. The current-quarter ACL release was primarily due to an improved macroeconomic outlook.
Services revenues of $4.7 billion increased 3%, primarily reflecting higher revenues in Securities Services, as well as the impact of continued underlying momentum in TTS. The increase in revenues was partially offset by lower net interest income from the net investment in Argentina. Net interest income decreased 1%, largely driven by lower revenue from the net investment in Argentina, partially offset by the benefit of higher U.S. and non-U.S. interest rates. Non-interest revenue increased 11%, on continued strength across underlying fee drivers, as well as a smaller impact from currency devaluation in Argentina.
TTS revenues of $3.4 billion were largely unchanged versus the prior-year period. TTS non-interest revenue increased 14%, primarily driven by continued growth in underlying drivers, including increases in cross-border transaction value, U.S. dollar clearing volumes and commercial card spend volume. The increase in non-interest revenue was offset by a 3% decline in net interest income, driven by lower revenue from the net investment in Argentina, partially offset by the benefit of higher U.S. and non-U.S. interest rates relative to the prior-year period.
Securities Services revenues of $1.2 billion increased 10%, largely driven by a 14% increase in net interest income, primarily driven by higher deposit spreads, and a 7% increase in non-interest revenue. The increase in non-interest revenue was primarily driven by fee growth due to higher assets under custody and administration (AUC/AUA) balances, which benefited from new client onboarding, deepening relationships with existing clients and higher market valuations.
For additional information about Citi’s exposure in Argentina, see “Managing Global Risk—Other Risk—Country Risk—Argentina” below. For additional information on the results of operations of Services in the second quarter of 2024, see “Services” below.

Markets
Markets net income of $1.4 billion increased 29% from the prior-year period, driven by higher revenues and lower expenses. Markets expenses of $3.3 billion decreased 1%, driven by productivity savings, partially offset by higher volume-related expenses. Cost of credit was a benefit of $11 million versus a benefit of $17 million in the prior-year period. The current-quarter ACL release was primarily driven by changes in portfolio composition combined with an improved macroeconomic outlook, which was partially offset by higher net credit losses.
Markets revenues of $5.1 billion increased 6%, driven by growth in Equity Markets, up 37%, partially offset by a 3% decline in Fixed Income Markets. The decline in Fixed Income Markets was largely driven by rates and currencies, down 11%, on lower volatility and tighter spreads, partially offset by strength in spread products and other fixed income, primarily driven by continued loan growth and higher securitization and underwriting fees. Equity Markets benefited from growth across equity derivatives, which included the episodic gain related to the Visa B exchange completed in the current quarter. Momentum continued in prime balances.
For additional information on the results of operations of Markets in the second quarter of 2024, see “Markets” below.

Banking
Banking net income was $406 million, compared to net income of $50 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by a lower benefit from cost of credit. Banking expenses of $1.1 billion decreased 10%, primarily driven by benefits from repositioning actions and other actions to lower the expense base. Cost of credit was a benefit of $32 million, versus a benefit of $148 million in the prior-year period. The net ACL release in the current quarter was primarily driven by an improved macroeconomic outlook.
Banking revenues of $1.6 billion increased 38%, driven by growth in Investment Banking and Corporate Lending, as well as a gain on loan hedges ($9 million gain versus $66 million loss in the prior-year period). Investment Banking revenues increased 60%, driven by the Debt Capital Markets (DCM) and Equity Capital Markets (ECM) businesses as well as Advisory, each reflecting an increased wallet and wallet share gains. Corporate Lending revenues increased 20%, including the impact of the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Corporate Lending revenues increased 7%, largely driven by higher revenue share. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the gains (losses) on loan hedges are non-GAAP financial measures.)
For additional information on the results of operations of Banking in the second quarter of 2024, see “Banking” below.

U.S. Personal Banking
USPB net income of $121 million decreased 74% from the prior-year period, driven by higher cost of credit, partially offset by higher revenues and lower expenses. USPB expenses of $2.4 billion decreased 2%, reflecting lower technology and compensation costs, partially offset by higher volume-related expenses. Cost of credit increased to $2.3 billion, compared to $1.5 billion in the prior-year period, driven by higher net credit losses and a higher net ACL build for loans. Net credit losses increased 59%, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. The ACL build of $382 million reflected cards loan growth.
USPB revenues of $4.9 billion increased 6%, driven by a 5% increase in net interest income due to loan growth in cards, and higher non-interest revenue due to lower partner payments. Branded Cards revenues of $2.5 billion increased 8%, primarily driven by interest-earning balance growth of 9%, as payment rates continued to moderate, and card spend volume growth. Retail Services revenues of $1.7 billion increased 6%, primarily driven by the lower partner payments due to higher net credit losses, as well as higher net interest income on higher interest-earning loan balances. Retail Banking revenues of $636 million increased 3%, driven by higher deposit spreads, as well as mortgage and installment loan growth, partially offset by the impact of the transfers of certain relationships and the associated deposits to Wealth.
For additional information on the results of operations of USPB in the second quarter of 2024, see “U.S. Personal Banking” below.

Wealth
Wealth net income was $210 million, versus $84 million in the prior-year period, reflecting higher revenues, lower expenses and lower cost of credit. Wealth expenses decreased 4% to $1.5 billion, primarily driven by benefits from prior repositioning and restructuring actions. Cost of credit was a benefit of $9 million, compared to a cost of $53 million in the prior-year period, as an ACL release reflecting an improved macroeconomic outlook was partially offset by higher net credit losses.
Wealth revenues of $1.8 billion increased 2%, driven by a 13% increase in non-interest revenue, primarily due to higher investment fee revenues, partially offset by a 4% decrease in net interest income, largely due to higher mortgage funding costs.
For additional information on the results of operations of Wealth in the second quarter of 2024, see “Wealth” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $402 million, compared to net income of $78 million in the prior-year period, driven by lower revenues, higher cost of credit and higher income tax expense, partially offset by lower expenses. All Other (managed basis) expenses of $2.1 billion decreased 7%, primarily driven by lower expenses from the closed exits and wind-downs, partially offset by the Civil Money Penalties imposed by the FRB and the OCC. Cost of credit of $243 million increased 22%, largely driven by an ACL build for other assets and higher net credit losses in the current quarter, compared to a release for other assets in the prior-year period. The increase in cost of credit was partially offset by the absence of an ACL build for loans in the prior-year period.
All Other (managed basis) revenues decreased 22% from the prior-year period, primarily driven by the closed exits and wind-downs and higher funding costs, partially offset by growth in Mexico as well as the benefit from the Visa B exchange.
Legacy Franchises (managed basis) revenues were $1.7 billion, a decline of 10% from the prior-year period, due to lower revenues in Asia Consumer (managed basis), reflecting the closed exits and wind-downs, and Legacy Holdings Assets, driven by higher funding costs. The decrease was partially offset by higher revenues across cards, SBMM and retail banking in Mexico Consumer/SBMM (managed basis).
Corporate/Other revenues decreased to $253 million, compared to $609 million in the prior-year period, driven by higher funding costs, partially offset by the benefit from the Visa B exchange.
For additional information on the results of operations of All Other (managed basis) in the second quarter of 2024, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical, macroeconomic and regulatory challenges and uncertainties continue to impact economic conditions in the U.S. and globally, including, among others, central bank interest rates policies, continued elevated inflation, and economic and geopolitical challenges related to the Russia–Ukraine war, conflicts in the Middle East, and China. These and other factors have negatively impacted global economic growth rates and consumer sentiment and could result in a recession in various regions and countries globally. In addition, these and other factors, including upcoming elections in the U.S., could adversely affect Citi’s customers, clients, businesses, funding costs, cost of credit and overall results of operations and financial condition during the remainder of 2024.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during the remainder of 2024, see “Second Quarter of 2024 Results Summary” above and each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2023 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

Overview
As previously announced, Citi’s transformation, including the remediation of its consent orders with the FRB and OCC, is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Citi’s transformation is addressing decades of underinvestment in its infrastructure, going beyond remedying regulatory concerns to intentionally transform how the organization operates, and making investments that not only support current needs, but also benefit the Company over the long term.
Transformation efforts of this scale involve significant complexities and uncertainties, including ongoing regulatory challenges and risks. As discussed in the “Executive Summary” above, on July 10, 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup, and the OCC entered into a Civil Money Penalty Consent Order with Citibank (collectively, the 2024 Consent Orders). In addition, the OCC and Citibank entered into an Amendment (the Amendment) to the October 7, 2020 Consent Order. For additional information about the 2024 Consent Orders and the Amendment, see Citi’s July 10, 2024 Form 8-K and “Transformation Focus Areas and Status” and “FRB and OCC Consent Orders Compliance” below.
Citi’s transformation initiatives will take several years to complete, and, as previously disclosed, Citi may continue to experience significant challenges in satisfying the regulators’ expectations in both sufficiency and timing. The regulators may also identify additional risk and control issues that could result in further regulatory actions. For additional information about these regulatory risks, see “Risk Factors—Compliance Risks” in Citi’s 2023 Annual Report on Form 10-K.
Notwithstanding the 2024 Consent Orders and the Amendment, the transformation’s target outcomes remain focused on changing Citi’s business and operating models such that they simultaneously (i) strengthen controls, enhance data quality, reduce risk and improve Citi’s regulatory compliance and its culture, and (ii) enhance Citi’s value to customers, clients and shareholders.

Transformation Focus Areas and Status
Over the last several years, Citi has made key investments to modernize the Company’s infrastructure, simplify and automate manual processes, enhance data quality and governance, strengthen controls and reduce risk. In 2023, Citi incurred transformation-related expenses of $2.9 billion (compared to $2.8 billion in 2022), including significant investments in technology, additional hiring in data and risk and controls and contracting third-party consultants. Citi’s transformation initiatives will continue to entail significant investments during the remainder of 2024 and beyond.
Citi completed significant planning and foundational work for the transformation in 2021 and 2022. In 2023, Citi progressed its transformation efforts into implementation mode. Citi’s transformation initiatives in the near term (the remainder of 2024 through 2025) will continue to focus on (i) accelerating progress on automating regulatory processes and in remediating data, particularly related to regulatory reporting, and (ii) further strengthening stress testing and resolution and recovery capabilities.

Progress
Examples of Citi’s transformation progress to date include the following:

Improved Risk Management
•Built greater efficiency and scale in the risk management of Citi’s Global Spread Products business, with 99% of risk computations now occurring on cloud-based infrastructure
•Implemented automated controls representing more than 80% of transaction volumes across the Markets business to avoid manual trade errors

Simplification
•Retired almost 300 legacy applications year-to-date, and more than 1,000 since 2022, thereby simplifying its technology infrastructure and enabling greater focus on more strategic platforms
•Consolidating 20 cash equities platforms to one modern platform
•As of the second quarter of 2024, reduced time to book new or amended loans in North America by over 50%

Resiliency
•As of the second quarter of 2024, improved resiliency and reduced downtime by simplifying system restoration to a single click for approximately 30% of critical applications
•Optimizing virtual workloads to reduce data center footprint and lower operational costs

Notwithstanding Citi’s investments and remediation efforts, as set forth in the FRB’s 2024 Consent Order, the FRB found that, based on examinations conducted by the Federal Reserve Bank of New York, Citigroup had ongoing deficiencies related to its data quality management program and inadequate measures for managing and controlling its data quality risks. In addition, as set forth in the OCC’s 2024 Consent Order and the Amendment, the OCC deemed that Citibank had failed to make sufficient and sustainable progress toward achieving compliance with the OCC’s 2020 Consent Order.

Organizational Simplification
During the first quarter of 2024, Citi completed its organizational simplification announced in September 2023. The result is a simpler management structure that aligns to and facilitates Citi’s strategy, while improving accountability and decision making. As of the fourth quarter of 2023, Citi’s new operating model included the elimination of the Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises operating segments and resulted in the five current reportable operating segments—Services, Markets, Banking, U.S. Personal Banking and Wealth—and a new financial reporting structure. Activities not assigned to the reportable operating segments are included in All Other, including Legacy Franchises and Corporate/Other. Citi also consolidated its regional structure from four to two regions, consisting of North America and International. Citi’s organizational simplification efforts will also assist in advancing the execution of the transformation.

FRB and OCC Consent Orders Compliance
On July 10, 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup in the amount of approximately $61 million, and the OCC entered into a Civil Money Penalty Consent Order with Citibank, a wholly owned subsidiary of Citigroup, in the amount of $75 million. The OCC and Citibank also entered into an Amendment to the October 7, 2020 OCC Consent Order. The Amendment requires Citibank to formalize a process to determine whether sufficient resources are being appropriately allocated toward achieving timely and sustainable compliance with the OCC’s 2020 Consent Order, including any requirements on which Citibank is not making sufficient and sustainable progress (such process, the Resource Review Plan). Citibank must submit a Resource Review Plan to the OCC within 30 days. While the Resource Review Plan is being finalized, Citibank will need to ensure that the OCC has no objection to payment of intercompany dividends from Citibank ultimately to Citigroup above the amounts necessary for Citigroup debt service, preferred dividends and other non-discretionary obligations. Copies of the 2024 Consent Orders and the Amendment were included as exhibits to Citi’s July 10, 2024 Form 8-K. For additional information regarding the 2024 Consent Orders and the Amendment, see the July 10, 2024 Form 8-K.
As discussed above, Citi’s transformation efforts include effective implementation of the October 7, 2020 FRB and OCC Consent Orders issued to Citigroup and Citibank, respectively. The 2020 Consent Orders require Citigroup and Citibank to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis, detailing the results and status of improvements relating principally to various aspects of (i) enterprise-wide risk management, (ii) compliance risk management, (iii) data quality management and governance, and (iv) internal controls. Citi continues to work constructively with the FRB and OCC and provide additional information regarding its plans and progress to both regulators on an ongoing basis. Citi will continue to reflect their feedback in its project plans and execution efforts. For additional information about the requirements under the 2020 Consent Orders, see Citi’s Current Report on Form 8-K filed with the SEC on October 9, 2020.

Governance
Citi has built an organization and infrastructure to manage, guide and support its transformation, which spans all businesses and functions to ensure consistency. Additionally, the Citigroup and Citibank Boards of Directors each formed a Transformation Oversight Committee, an ad hoc committee of each Board, to provide oversight of Citi’s efforts to improve its risk and control environment and management’s remediation efforts under the consent orders.
While every member of Citi’s executive management team, or EMT, is involved in the transformation and plays a key, direct role in its implementation, Citi’s CEO has taken a leading role in managing the effort. As part of this effort, Citi’s CEO has assembled a team consisting of long-tenured colleagues and new hires from across various disciplines and areas of expertise and experience, along with representatives from each of Citi’s businesses and functions, to lead the various transformation programs. Citi is focusing the Company’s most senior talent on this effort and has a detailed, integrated approach to execute on the transformation. Citi’s Transformation Steering Committee, chaired by Citi’s CEO, sets the overall direction for the transformation and communicates progress to the Citigroup Board of Directors, as well as seeks input and feedback from the Board.
In 2023, Citi appointed a new Chief Operating Officer, who reports to the CEO and is responsible for running Citi’s overall transformation efforts, as well as leading Citi’s efforts to improve operating efficiency and returns along with Citi’s enterprise-wide effort to strengthen its risk and controls and data quality, and modernize infrastructure, while simplifying the Company.

Transformation Bonus Program
In 2021, the Compensation, Performance Management and Culture Committee (the Compensation Committee) of Citigroup’s Board of Directors approved a long-term performance-based bonus program to incentivize effective execution in connection with the transformation and remediation of the consent orders and to drive change in Citi’s risk and control environment and culture (the Transformation Bonus Program, or the Program). There are currently 200 senior employees who were deemed critical to the execution of the transformation and are therefore eligible for the Program.
Performance is measured, and the bonus, if any, payable pursuant to the Transformation Bonus Program is paid in three tranches, each representing a separate performance period. Well-defined goals and related metrics are established for each of the three tranches, which may reflect qualitative considerations, including regulatory actions. At the end of each year, the Compensation Committee determines the appropriate level of payout given the accomplishments for the performance period relative to the specific goals and related metrics. The maximum portion of the bonus payable for each tranche is 25% for the first tranche, 25% for the second tranche and 50% for the third tranche.
Following the completion of the first performance measurement period under the Transformation Bonus Program, the Compensation Committee determined that the Performance Achievement Percentage for the period ending December 31, 2022 was 94%, reflecting the Compensation Committee’s assessment of performance relative to the predetermined targets set for that tranche under the Program. The targets established for the first performance period included Citi’s submission to the FRB and OCC of plans to remediate the issues addressed by the 2020 Consent Orders, and objectively measurable targets to assess performance on transformation milestones. The Compensation Committee recognized that management performed above 90% achievement relative to targets on each metric category during the first performance period, with the exception of one (the percentage of milestones that were at risk for not being completed on time) for which Citi fell three percentage points short of target.
Following the completion of the second performance measurement period under the Program, the Compensation Committee determined that the Performance Achievement Percentage for the period ending December 31, 2023 was 80%. The criteria for the second performance measurement period were composed of two quantitative metrics: timely execution of the commitments scheduled to be completed, and execution quality, which is the percentage of those commitments deemed complete by Citi’s Internal Audit function. The third criterion for the second performance measurement period was a qualitative consideration of Citi’s cultural change, measured by its broad-based 2023 Voice of the Employee survey designed to measure cultural alignment with Citi’s Leadership Principles.
The Compensation Committee has determined that the metric categories for the third tranche of the Program, covering the calendar year 2024 performance period, will be the same as the metric categories for the second tranche. The Compensation Committee has set specific objective targets with respect to performance metrics within those categories.
For additional information on the Transformation Bonus Program, see Citi’s 2024 Proxy Statement for Citigroup’s Annual Meeting of Stockholders.

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2024	2023	% Change	2024	2023	% Change
Net interest income	$13,493	$13,900	(3)%	$27,000	$27,248	(1)%
Non-interest revenue	6,646	5,536	20	14,243	13,635	4
Revenues, net of interest expense	$20,139	$19,436	4%	$41,243	$40,883	1%
Operating expenses	13,353	13,570	(2)	27,548	26,859	3
Provisions for credit losses and for benefits and claims	2,476	1,824	36	4,841	3,799	27
Income from continuing operations before income taxes	$4,310	$4,042	7%	$8,854	$10,225	(13)%
Income taxes	1,047	1,090	(4)	2,183	2,621	(17)
Income from continuing operations	$3,263	$2,952	11%	$6,671	$7,604	(12)%
Income (loss) from discontinued operations, net of taxes	—	(1)	100	(1)	(2)	50
Net income before attribution of noncontrolling interests	$3,263	$2,951	11%	$6,670	$7,602	(12)%
Net income attributable to noncontrolling interests	46	36	28	82	81	1
Citigroup’s net income	$3,217	$2,915	10%	$6,588	$7,521	(12)%
Earnings per share
Basic
Income from continuing operations	$1.54	$1.34	15%	$3.14	$3.55	(12)%
Net income	1.54	1.34	15	3.14	3.54	(11)
Diluted
Income from continuing operations	$1.52	$1.33	14%	$3.10	$3.52	(12)%
Net income	1.52	1.33	14	3.10	3.52	(12)
Dividends declared per common share	0.53	0.51	4	1.06	1.02	4
Common dividends	$1,024	$1,004	2%	$2,054	$2,004	2%
Preferred dividends	242	288	(16)	521	565	(8)
Common share repurchases	—	1,000	NM	500	1,000	(50)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2024	2023	% Change	2024	2023	% Change
At June 30:
Total assets	$2,405,686	$2,423,675	(1)%
Total deposits	1,278,137	1,319,867	(3)
Long-term debt	280,321	274,510	2
Citigroup common stockholders’ equity	190,210	188,474	1
Total Citigroup stockholders’ equity	208,310	208,719	—
Average assets	2,456,489	2,465,614	—	$2,453,413	$2,463,929	—%
Direct staff (in thousands)	229	240	(5)%
Performance metrics
Return on average assets	0.53%	0.47%		0.54%	0.62%
Return on average common stockholders’ equity(1)	6.3	5.6		6.5	7.5
Return on average total stockholders’ equity(1)	6.3	5.6		6.4	7.4
Return on tangible common equity (RoTCE)(2)	7.2	6.4		7.4	8.7
Efficiency ratio (total operating expenses/total revenues, net)	66.3	69.8		66.8	65.7
Basel III ratios
CET1 Capital(3)	13.59%	13.37%
Tier 1 Capital(3)	15.30	15.24
Total Capital(3)	15.41	16.04
Supplementary Leverage ratio	5.89	5.97
Citigroup common stockholders’ equity to assets	7.91%	7.78%
Total Citigroup stockholders’ equity to assets	8.66	8.61
Dividend payout ratio(4)	34	38		34%	29%
Total payout ratio(5)	34	76		42	43
Book value per common share	$99.70	$97.87	2%
Tangible book value per share (TBVPS)(2)	87.53	85.34	3

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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Second Quarter			Six Months
In millions of dollars	2024	2023	% Change	2024	2023	% Change
Services	$4,680	$4,555	3%	$9,446	$8,949	6%
Markets	5,086	4,779	6	10,443	10,535	(1)
Banking	1,627	1,179	38	3,363	2,364	42
USPB	4,919	4,619	6	10,097	9,330	8
Wealth	1,814	1,776	2	3,507	3,526	(1)
All Other—managed basis(1)	1,980	2,534	(22)	4,366	5,167	(16)
All Other—divestiture-related impacts (Reconciling Items)(1)	33	(6)	NM	21	1,012	(98)
Total Citigroup net revenues	$20,139	$19,436	4%	$41,243	$40,883	1%

INCOME

	Second Quarter			Six Months
In millions of dollars	2024	2023	% Change	2024	2023	% Change
Income (loss) from continuing operations
Services	$1,498	$1,230	22%	$3,013	$2,539	19%
Markets	1,469	1,139	29	2,890	3,001	(4)
Banking	409	51	NM	936	108	NM
USPB	121	461	(74)	468	863	(46)
Wealth	210	84	NM	385	266	45
All Other—managed basis(1)	(412)	79	NM	(895)	271	NM
All Other—divestiture-related impacts (Reconciling Items)(1)	(32)	(92)	65	(126)	556	NM
Income from continuing operations	$3,263	$2,952	11%	$6,671	$7,604	(12)%
Discontinued operations	$—	$(1)	100%	$(1)	$(2)	50%
Less: Net income attributable to noncontrolling interests	46	36	28	82	81	1
Citigroup’s net income	$3,217	$2,915	10%	$6,588	$7,521	(12)%

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
NM Not meaningful

SELECT BALANCE SHEET ITEMS BY SEGMENT(1)—JUNE 30, 2024

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt(3)	Total Citigroup consolidated

Cash and deposits with banks, net of allowance	$12,748	$81,844	$377	$5,724	$1,789	$143,652	$—	$246,134
Securities borrowed and purchased under agreements to resell, net of allowance	7,470	309,803	15	—	325	357	—	317,970
Trading account assets	82	432,666	949	300	837	11,505	—	446,339
Investments, net of allowance	979	141,748	1,509	—	3	364,037	—	508,276
Loans, net of unearned income and allowance for credit losses on loans	88,596	118,698	85,423	195,855	149,855	31,079	—	669,506

Deposits	$782,899	$23,665	$493	$86,104	$318,032	$66,944	$—	$1,278,137
Securities loaned and sold under agreements to repurchase	986	301,923	36	—	33	2,228	—	305,206
Trading account liabilities	70	150,431	6	206	222	324	—	151,259
Short-term borrowings	133	33,313	1	—	1	5,246	—	38,694
Long-term debt(3)	—	90,356	—	—	466	25,596	163,903	280,321

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

SERVICES

Services includes Treasury and Trade Solutions (TTS) and Securities Services. TTS provides an integrated suite of tailored cash management, trade and working capital solutions to multinational corporations, financial institutions and public sector organizations. Securities Services provides cross-border support for clients, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions that can be tailored to meet clients’ needs.
Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue through generating deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income. Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration and is recognized when the associated service is satisfied, which normally occurs at the point in time the service is requested by the client and provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues also include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At June 30, 2024, Services had $569 billion in assets and $783 billion in deposits. Securities Services managed $24.2 trillion in assets under custody and administration, of which Citi provided both custody and administrative services to certain clients related to $2.0 trillion of such assets.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$3,225	$3,243	(1)%	$6,542	$6,369	3%
Fee revenue
Commissions and fees	867	787	10	1,664	1,528	9
Fiduciary and administrative, and other	695	661	5	1,380	1,265	9
Total fee revenue	$1,562	$1,448	8%	$3,044	$2,793	9%
Principal transactions	182	242	(25)	430	468	(8)
All other(1)	(289)	(378)	24	(570)	(681)	16
Total non-interest revenue	$1,455	$1,312	11%	$2,904	$2,580	13%
Total revenues, net of interest expense	$4,680	$4,555	3%	$9,446	$8,949	6%
Total operating expenses	$2,734	$2,506	9%	$5,400	$4,915	10%
Net credit losses on loans	—	13	(100)	6	19	(68)
Credit reserve build (release) for loans	(100)	(14)	NM	(66)	(86)	23
Provision for credit losses on unfunded lending commitments	2	(26)	NM	14	(19)	NM
Provisions for credit losses on other assets and HTM debt securities	71	250	(72)	83	295	(72)
Provision (release) for credit losses	$(27)	$223	NM	$37	$209	(82)%
Income from continuing operations before taxes	$1,973	$1,826	8%	$4,009	$3,825	5%
Income taxes	475	596	(20)	996	1,286	(23)
Income from continuing operations	$1,498	$1,230	22%	$3,013	$2,539	19%
Noncontrolling interests	27	16	69	52	29	79
Net income	$1,471	$1,214	21%	$2,961	$2,510	18%
Balance Sheet data (in billions of dollars)
EOP assets	$569	$584	(3)%
Average assets	575	584	(2)	$578	$591	(2)%
Efficiency ratio	58%	55%		57%	55%
Revenue by component
Net interest income	$2,629	$2,718	(3)%	$5,352	$5,330	—%
Non-interest revenue	802	702	14	1,595	1,429	12
Treasury and Trade Solutions (TTS)	$3,431	$3,420	—%	$6,947	$6,759	3%
Net interest income	$596	$525	14%	$1,190	$1,039	15%
Non-interest revenue	653	610	7	1,309	1,151	14
Securities Services	$1,249	$1,135	10%	$2,499	$2,190	14%

Total Services	$4,680	$4,555	3%	$9,446	$8,949	6%
Revenue by geography
North America	$1,298	$1,294	—%	$2,541	$2,499	2%
International	3,382	3,261	4	6,905	6,450	7
Total	$4,680	$4,555	3%	$9,446	$8,949	6%
International revenue by cluster
United Kingdom	$468	$465	1%	$948	$903	5%
Japan, Asia North and Australia (JANA)	630	601	5	1,244	1,205	3
LATAM	637	710	(10)	1,439	1,373	5
Asia South	568	517	10	1,130	1,036	9
Europe	571	567	1	1,114	1,074	4
Middle East and Africa (MEA)	508	401	27	1,030	859	20
Total	$3,382	$3,261	4%	$6,905	$6,450	7%
Key drivers(2)
Average loans by reporting unit (in billions of dollars)
TTS	$81	$79	3%	$81	$79	3%
Securities Services	1	1	—	1	1	—
Total	$82	$80	3%	$82	$80	3%
ACLL as a percentage of EOP loans(3)	0.37%	0.32%
Average deposits by reporting unit and selected component (in billions of dollars)
TTS	$677	$689	(2)%	$680	$697	(2)%
Securities Services	127	125	2	126	125	1
Total	$804	$814	(1)%	$806	$822	(2)%

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
NM Not meaningful

2Q24 vs. 2Q23
Net income of $1.5 billion increased 21%, driven by higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 3%, primarily reflecting higher revenues in Securities Services, as well as the impact of continued underlying momentum in TTS. The increase in revenues was partially offset by lower net interest income from the net investment in Argentina.
TTS revenues were largely unchanged, as a 14% increase in non-interest revenue was offset by a 3% decrease in net interest income. The increase in non-interest revenue was primarily driven by continued strength in underlying fee drivers, including an increase in cross-border transaction value of 6%, an increase in U.S. dollar clearing volume of 7% and an increase in commercial card spend volume of 4%. The increase in non-interest revenue was also driven by a smaller impact from currency devaluation in Argentina. The decrease in net interest income was driven by lower revenues from the net investment in Argentina, partially offset by the benefit of higher U.S. and non-U.S. interest rates relative to the prior-year period. For additional information about Citi’s exposure in Argentina, see “Managing Global Risk—Other Risk—Country Risk—Argentina” below.
Securities Services revenues increased 10%, largely driven by 14% growth in net interest income, primarily driven by higher deposit spreads, and 7% growth in non-interest revenue. The increase in non-interest revenue was primarily driven by fee growth due to 9% growth in AUC/AUA balances, benefiting from new client onboarding, deepening relationships with existing clients and higher market valuations.
Expenses were up 9%, largely driven by an Argentina-related transaction tax expense, a legal settlement expense and continued investments in product innovation and technology.
Provisions were a benefit of $27 million, compared to $223 million in the prior-year period. The current-quarter ACL release was largely due to an improved macroeconomic outlook. See “Significant Accounting Policies and Significant Estimates” below.
For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Services’ deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Services’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Net income of $3.0 billion increased 18%, primarily driven by higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 6%, driven by higher revenues in both TTS and Securities Services, reflecting higher non-interest revenue and higher net interest income.
TTS revenues increased 3%, driven by a 12% increase in non-interest revenue, as net interest income was largely unchanged. The increase in non-interest revenue reflected continued growth in underlying fee drivers, including higher cross-border transaction value (up 7%), U.S. dollar clearing volume (up 5%) and commercial card spend volume (up 5%).
Securities Services revenues increased 14%, as net interest income grew 15% and non-interest revenue grew 14%. The increase in net interest income was driven by spread improvement from higher interest rates across currencies and deposit mix. The increase in non-interest revenue was driven by the same factors described above, as well as continued elevated levels of corporate activity in Issuer Services.
Expenses were up 10%, primarily driven by an Argentina-related transaction tax expense, a legal settlement expense, continued investment in technology and other risk and controls and business-led investments.
Provisions were $37 million, compared to $209 million in the prior-year period, driven by the ACL release in the second quarter of 2024, primarily due to the improved macroeconomic outlook.

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
Markets’ international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$2,038	$1,999	2%	$3,744	$3,551	5%
Fee revenue
Brokerage and fees	346	331	5	682	716	(5)
Investment banking fees(1)	104	97	7	204	186	10
Other(2)	62	31	100	124	70	77
Total fee revenue	$512	$459	12%	$1,010	$972	4%
Principal transactions	2,696	2,518	7	5,874	6,407	(8)
All other(2)	(160)	(197)	19	(185)	(395)	53
Total non-interest revenue	$3,048	$2,780	10%	$6,699	$6,984	(4)%
Total revenues, net of interest expense(3)	$5,086	$4,779	6%	$10,443	$10,535	(1)%
Total operating expenses	$3,305	$3,345	(1)%	$6,689	$6,512	3%
Net credit losses (recoveries) on loans	66	2	NM	144	6	NM
Credit reserve build (release) for loans	(111)	(21)	NM	9	43	(79)
Provision (release) for credit losses on unfunded lending commitments	2	(10)	NM	1	(12)	NM
Provisions for credit losses for other assets and HTM debt securities	32	12	NM	34	30	13
Provision (release) for credit losses	$(11)	$(17)	35%	$188	$67	NM
Income (loss) from continuing operations before taxes	$1,792	$1,451	24%	$3,566	$3,956	(10)%
Income taxes (benefits)	323	312	4	676	955	(29)
Income (loss) from continuing operations	$1,469	$1,139	29%	$2,890	$3,001	(4)%
Noncontrolling interests	26	19	37	41	40	3
Net income (loss)	$1,443	$1,120	29%	$2,849	$2,961	(4)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,023	$1,017	1%
Average assets	1,064	1,041	2	$1,056	$1,023	3%
Efficiency ratio	65%	70%		64%	62%
Revenue by component
Fixed Income Markets	$3,564	$3,670	(3)%	$7,694	$8,259	(7)%

Equity Markets	1,522	1,109	37	2,749	2,276	21
Total	$5,086	$4,779	6%	$10,443	$10,535	(1)%
Rates and currencies	$2,466	$2,758	(11)%	$5,266	$6,310	(17)%
Spread products/other fixed income	1,098	912	20	2,428	1,949	25
Total Fixed Income Markets revenues	$3,564	$3,670	(3)%	$7,694	$8,259	(7)%
Revenue by geography
North America	$2,031	$1,683	21%	$4,098	$3,711	10%
International	3,055	3,096	(1)	6,345	6,824	(7)
Total	$5,086	$4,779	6%	$10,443	$10,535	(1)%
International revenue by cluster
United Kingdom	$959	$1,188	(19)%	$2,079	$2,866	(27)%
Japan, Asia North and Australia (JANA)	678	553	23	1,346	1,256	7
LATAM	441	453	(3)	1,060	774	37
Asia South	398	375	6	779	757	3
Europe	275	253	9	511	587	(13)
Middle East and Africa (MEA)	304	274	11	570	584	(2)
Total	$3,055	$3,096	(1)%	$6,345	$6,824	(7)%
Key drivers(4) (in billions of dollars)
Average loans	$119	$107	11%	$120	$109	10%
NCLs as a percentage of average loans	0.22%	0.01%		0.24%	0.01%
ACLL as a percentage of EOP loans(5)	0.74%	0.67%
Average trading account assets	$426	$382	12	$417	$366	14
Average deposits	25	23	9	25	23	9

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
NM Not meaningful

2Q24 vs. 2Q23
Net income of $1.4 billion increased 29%, driven by higher revenues and lower expenses.
Revenues increased 6%, driven by higher Equity Markets revenues, partially offset by lower Fixed Income Markets revenues.
Fixed Income Markets revenues decreased 3%, reflecting a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 11%, largely reflecting lower volatility as well as tighter spreads in currencies. Spread products and other fixed income revenues increased 20%, driven by spread products, primarily due to continued loan growth in asset-backed lending and higher securitization and underwriting fees. This increase was partially offset by a decline in commodities revenues.
Equity Markets revenues increased 37%, driven by equity derivatives revenues, which included the impact from an episodic gain related to the Visa B exchange completed in the current quarter, as well as due to increased client financing activity. Equity Markets also continued to experience an increase in prime balances.
Expenses decreased 1%, largely driven by productivity savings, partially offset by higher volume-related expenses.
Provisions were a benefit of $11 million, compared to a benefit of $17 million in the prior-year period, driven by a net ACL release of $77 million, compared to a release of $19 million in the prior-year period. The net ACL release in the current quarter was primarily driven by changes in portfolio composition combined with an improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Markets’ deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Markets’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Net income of $2.9 billion decreased 4%, driven by higher expenses, lower revenues and higher cost of credit.
Revenues declined 1%, primarily driven by lower Fixed Income Markets revenues, partially offset by higher Equity Markets revenues.
Fixed Income Markets revenues decreased 7%, reflecting a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 17%, largely reflecting lower volatility and strong prior-year performance. Spread products and other fixed income revenues increased 25%, largely driven by increased client activity, particularly in asset-backed lending and mortgages. The increase was partially offset by a decline in commodities revenues.
Equity Markets revenues increased 21%, driven by growth in cash trading, due to higher volumes and increased trading activity, as well as higher equity derivative revenues, which included the impact from the episodic gain related to the Visa B exchange. Equity Markets also continued to experience an increase in prime balances.
Expenses increased 3%, primarily driven by the absence of a legal reserve release in the prior-year period and higher volume-related expenses, partially offset by productivity savings.
Provisions were $188 million, compared to $67 million in the prior-year period, primarily driven by higher net credit losses.

BANKING

Banking includes Investment Banking, which supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets-related strategic financing solutions, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities; and Corporate Lending, which includes corporate and commercial banking, serving as the conduit for Citi’s full product suite to clients.
Banking revenues include revenues earned by Citi that are subject to a revenue sharing arrangement for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At June 30, 2024, Banking had $147 billion in assets including $87 billion in loans, and $0.5 billion in deposits.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$527	$542	(3)%	$1,109	$1,055	5%
Fee revenue
Investment banking fees(1)	935	573	63	1,907	1,313	45
Other	50	40	25	92	82	12
Total fee revenue	$985	$613	61%	$1,999	$1,395	43%
Principal transactions	(126)	(216)	42	(353)	(551)	36
All other(2)	241	240	—	608	465	31
Total non-interest revenue	$1,100	$637	73%	$2,254	$1,309	72%
Total revenues, net of interest expense	1,627	1,179	38	3,363	2,364	42
Total operating expenses	$1,131	$1,260	(10)%	$2,310	$2,491	(7)%
Net credit losses on loans	40	57	(30)	106	69	54
Credit reserve build (release) for loans	(51)	(110)	54	(140)	(160)	13
Provision (release) for credit losses on unfunded lending commitments	(9)	(56)	84	(105)	(227)	54
Provisions (releases) for credit losses for other assets and HTM debt securities	(12)	(39)	69	(22)	47	NM
Provisions (releases) for credit losses	$(32)	$(148)	78%	$(161)	$(271)	41%
Income (loss) from continuing operations before taxes	$528	$67	NM	$1,214	$144	NM
Income taxes (benefits)	119	16	NM	278	36	NM
Income (loss) from continuing operations	$409	$51	NM	$936	$108	NM
Noncontrolling interests	3	1	NM	6	3	100%
Net income (loss)	$406	$50	NM	$930	$105	NM
Balance Sheet data (in billions of dollars)
EOP assets	$147	$148	(1)%
Average assets	152	155	(2)	$153	$156	(2)%
Efficiency ratio	70%	107%		69%	105%
Revenue by component
Total Investment Banking	$853	$533	60%	$1,778	$1,234	44%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	765	712	7	1,680	1,395	20
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$1,618	$1,245	30%	$3,458	$2,629	32%
Gain (loss) on loan hedges(2)(3)	9	(66)	NM	(95)	(265)	64
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$1,627	$1,179	38%	$3,363	$2,364	42%
Business metrics—investment banking fees
Advisory	$268	$156	72%	$498	$432	15%
Equity underwriting (Equity Capital Markets (ECM))	174	158	10	345	267	29
Debt underwriting (Debt Capital Markets (DCM))	493	259	90	1,064	614	73
Total	$935	$573	63%	$1,907	$1,313	45%

Revenue by geography
North America	$749	$469	60%	$1,522	$873	74%
International	878	710	24	1,841	1,491	23
Total	$1,627	$1,179	38%	$3,363	$2,364	42%
International revenue by cluster
United Kingdom	$156	$166	(6)%	$389	$335	16%
Japan, Asia North and Australia (JANA)	159	116	37	320	308	4
LATAM	183	134	37	407	277	47
Asia South	114	128	(11)	235	226	4
Europe	194	119	63	342	247	38
Middle East and Africa (MEA)	72	47	53	148	98	51
Total	$878	$710	24%	$1,841	$1,491	23%
Key drivers(4) (in billions of dollars)
Average loans	$89	$93	(4)%	$89	$94	(5)%
NCLs as a percentage of average loans	0.18%	0.25%		0.24%	0.15%
ACLL as a percentage of EOP loans(5)	1.42%	1.74%
Average deposits	$1	$1	—	$1	$1	—

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

2Q24 vs. 2Q23
Net income was $406 million, compared to net income of $50 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by a lower benefit from cost of credit.
Revenues increased 38% (including gain (loss) on loan hedges), primarily reflecting higher Investment Banking revenues, driven by continued recovery of the global investment banking wallet and wallet share gains, as well as higher revenues in Corporate Lending and gains on loan hedges ($9 million gain versus $66 million loss in the prior-year period). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 30%.
Investment Banking revenues increased 60%, driven by the DCM and ECM businesses as well as Advisory, reflecting the increased wallet and wallet share gains. DCM underwriting fees increased 90%, which continued to benefit from strong issuance activity, primarily in investment grade. ECM underwriting fees increased 10%, primarily driven by an increase in IPO activity and continued convertible issuance. Advisory fees increased 72%, driven by higher revenues from the relatively low announced mergers and acquisitions activity in 2023 coming to fruition as those transactions close.
Corporate Lending revenues increased 20%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues increased 7%, largely driven by higher revenue share.
Expenses decreased 10%, primarily driven by benefits from repositioning actions and other actions to lower the expense base.
Provisions reflected a benefit of $32 million, compared to a benefit of $148 million in the prior-year period. Net credit losses decreased to $40 million, compared to $57 million in the prior-year period. The net ACL release was $72 million, compared to a net release of $205 million in the prior-year period. The net ACL release in the current quarter was primarily driven by an improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Banking’s deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.

For additional information about trends, uncertainties and risks related to Banking’s future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Net income was $930 million, compared to net income of $105 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by a lower benefit from cost of credit.
Revenues increased 42% (including losses on loan hedges), primarily reflecting higher Investment Banking revenues, driven by the same factors described above, as well as higher revenues in Corporate Lending and lower losses on loan hedges ($95 million loss versus $265 million loss in the prior-year period). Excluding the impact of losses on loan hedges, Banking revenues increased 32%.
Investment Banking revenues increased 44%, driven by the DCM and ECM businesses, as improved market sentiment led to an increase in issuance activity. DCM underwriting fees increased 73%, driven by the same factors described above. ECM underwriting fees increased 29%, driven by the same factors described above. Advisory fees increased 15%, driven by the same factors described above.
Corporate Lending revenues increased 40%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 20%, largely driven by higher revenue share.
Expenses decreased 7%, primarily driven by benefits from repositioning actions and other actions to lower the expense base.
Provisions reflected a benefit of $161 million, compared to $271 million in the prior-year period. Net credit losses increased to $106 million, compared to $69 million in the prior-year period. The net ACL release was $267 million, compared to $340 million in the prior-year period. The net ACL release in the current period was primarily driven by an improved macroeconomic outlook and changes in portfolio composition.

U.S. PERSONAL BANKING

U.S. Personal Banking (USPB) includes Branded Cards and Retail Services, with proprietary credit card portfolios (Value, Rewards and Cash) and co-branded card portfolios (including Costco and American Airlines) within Branded Cards, and co-brand and private label relationships within Retail Services (including, among others, The Home Depot, Best Buy, Macy’s and Sears). USPB also includes Retail Banking, which provides traditional banking services to retail and small business customers.
At June 30, 2024, USPB had 641 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Washington, D.C. and Miami. USPB had $164 billion in outstanding credit card balances, $86 billion in deposits, $41 billion in mortgages and $5 billion in personal and small business loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income	$5,103	$4,883	5%	$10,329	$9,737	6%
Fee revenue
Interchange fees	2,524	2,482	2	4,876	4,759	2
Card rewards and partner payments	(2,847)	(2,827)	(1)	(5,427)	(5,417)	—
Other	114	72	58	219	176	24
Total fee revenue	$(209)	$(273)	23%	$(332)	$(482)	31%
All other	25	9	NM	100	75	33
Total non-interest revenue	$(184)	$(264)	30%	$(232)	$(407)	43%
Total revenues, net of interest expense	4,919	4,619	6	10,097	9,330	8
Total operating expenses	$2,442	$2,498	(2)%	$4,961	$5,027	(1)%
Net credit losses on loans	1,931	1,218	59	3,795	2,292	66
Credit reserve build (release) for loans	382	303	26	719	879	(18)
Provision for credit losses on unfunded lending commitments	—	1	(100)	—	1	(100)
Provisions for benefits and claims (PBC), and other assets	2	3	(33)	5	2	NM
Provisions for credit losses and PBC	$2,315	$1,525	52%	$4,519	$3,174	42%
Income from continuing operations before taxes	$162	$596	(73)%	$617	$1,129	(45)%
Income taxes	41	135	(70)	149	266	(44)
Income from continuing operations	$121	$461	(74)%	$468	$863	(46)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$121	$461	(74)%	$468	$863	(46)%
Balance Sheet data (in billions of dollars)
EOP assets	$242	$228	6%
Average assets	239	229	4	$236	$230	3%
Efficiency ratio	50%	54%		49%	54%
Revenue by component
Branded Cards	$2,537	$2,357	8%	$5,177	$4,829	7%
Retail Services	1,746	1,643	6	3,646	3,253	12
Retail Banking	636	619	3	1,274	1,248	2
Total	$4,919	$4,619	6%	$10,097	$9,330	8%
Average loans and deposits (in billions of dollars)
Average loans	$206	$189	9%	$205	$186	10%
ACLL as a percentage of EOP loans(1)	6.60%	6.44%
Average deposits	93	113	(18)	97	112	(13)
(1)    Excludes loans that are carried at fair value for all periods.
NM Not meaningful

2Q24 vs. 2Q23
Net income was $121 million, compared to $461 million in the prior-year period, driven by higher cost of credit, partially offset by higher revenues and lower expenses.
Revenues increased 6%, due to higher net interest income (up 5%), largely driven by loan growth in cards, as well as higher non-interest revenue (up 30%). The increase in non-interest revenue was largely driven by lower partner payments in Retail Services, due to higher net credit losses.
Cards revenues increased 7%. Branded Cards revenues increased 8%, primarily driven by interest-earning balance growth (up 9%), as payment rates continued to moderate, and card spend volumes growth. Branded Cards average loans increased 10%, reflecting the higher card spend volumes and the lower card payment rates. Branded Cards card spend volume increased 3%, driven by more affluent customers.
Retail Services revenues increased 6%, primarily driven by higher non-interest revenue due to the lower partner payments, driven by the higher net credit losses (see “Provisions” below and Note 5), as well as higher net interest income on higher interest-earning balances (up 8%). Retail Services average loans increased 4%, largely reflecting lower card payment rates, and card spend volumes decreased 4%, primarily due to continued lower in-store foot traffic.
Retail Banking revenues increased 3%, primarily driven by higher deposit spreads, as well as mortgage and installment loan growth, partially offset by the impact of the transfers of certain relationships and the associated deposit balances to Wealth. Average mortgage loans increased 14%, primarily driven by lower refinancings due to high interest rates and mortgage originations exceeding prepayments. Average deposits decreased 18%, largely reflecting the transfers of certain relationships and the associated deposits to Wealth ($27 billion over the last 12 months).
Expenses decreased 2%, driven by lower technology and compensation costs, partially offset by higher volume-related expenses.
Provisions were $2.3 billion, compared to $1.5 billion in the prior-year period, driven by higher net credit losses and a higher net ACL build for loans. Net credit losses increased 59%, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers driving the increase. Branded Cards net credit losses were up 69% to $1 billion and Retail Services net credit losses of $0.8 billion were up 50%.
The net ACL build was $0.4 billion, compared to $0.3 billion in the prior-year period. The net ACL build in the current quarter primarily reflected cards loan growth. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Year-to-date, USPB experienced similar trends to those described above. Net income was $468 million, compared to $863 million in the prior-year period, reflecting higher cost of credit, partially offset by higher revenues and lower expenses.
Revenues increased 8%, driven by the same factors described above.
Cards revenues increased 9%. Branded Cards revenues increased 7%, driven by the same factors described above.
Retail Services revenues increased 12%, driven by the same factors described above.
Retail Banking revenues increased 2%, driven by the same factors described above.
Expenses decreased 1%, driven by lower technology and compensation costs, partially offset by higher repositioning costs and volume-related expenses.
Provisions were $4.5 billion, compared to $3.2 billion in the prior-year period, largely driven by higher net credit losses, partially offset by a lower ACL build for loans. Net credit losses increased 66%, driven by the same factors described above. Branded Cards net credit losses of $2 billion increased 77% and Retail Services net credit losses of $1.6 billion were up 57%.
The net ACL build was $0.7 billion, compared to $0.9 billion in the prior-year period. The net ACL build in the current period primarily reflected the impact of macroeconomic pressures related to the higher inflationary and interest rate environment.

WEALTH

Wealth includes the Private Bank, Wealth at Work and Citigold businesses and provides financial services to a range of client segments including affluent, high net worth and ultra-high net worth clients through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London. Private Bank provides financial services to ultra-high net worth clients through customized product offerings. Wealth at Work provides financial services to professional industries (including law firms, consulting groups, accounting and asset management) through tailored solutions. Citigold and Citigold Private Client provide financial services to affluent and high net worth clients through elevated product offerings and financial relationships.
At June 30, 2024, Wealth had $318 billion in deposits and $150 billion in loans, including $92 billion in mortgage loans, $28 billion in margin loans, $26 billion in personal and small business loans and $5 billion in outstanding credit card balances. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income	$1,047	$1,096	(4)%	$2,028	$2,207	(8)%
Fee revenue
Commissions and fees	349	305	14	693	608	14
Other	232	206	13	463	378	22
Total fee revenue	$581	$511	14%	$1,156	$986	17%
All other	186	169	10	323	333	(3)
Total non-interest revenue	$767	$680	13%	$1,479	$1,319	12%
Total revenues, net of interest expense	1,814	1,776	2	3,507	3,526	(1)
Total operating expenses	$1,542	$1,613	(4)%	$3,184	$3,193	—%
Net credit losses on loans	35	23	52	64	43	49
Credit reserve build (release) for loans	(43)	30	NM	(233)	(39)	NM
Provision (release) for credit losses on unfunded lending commitments	—	1	(100)	(8)	(5)	(60)
Provisions for benefits and claims (PBC), and other assets	(1)	(1)	—	(2)	(4)	50
Provisions (releases) for credit losses and PBC	$(9)	$53	NM	$(179)	$(5)	NM
Income from continuing operations before taxes	$281	$110	NM	$502	$338	49%
Income taxes	71	26	NM	117	72	63
Income from continuing operations	$210	$84	NM	$385	$266	45%
Noncontrolling interests	—	—	—%	—	—	—
Net income	$210	$84	NM	$385	$266	45%
Balance Sheet data (in billions of dollars)
EOP assets	$228	$238	(4)%
Average assets	230	248	(7)	$233	$253	(8)%
Efficiency ratio	85%	91%		91%	91%
Revenue by component
Private Bank	$611	$605	1%	$1,182	$1,173	1%
Wealth at Work	195	224	(13)	376	417	(10)
Citigold	1,008	947	6	1,949	1,936	1
Total	$1,814	$1,776	2%	$3,507	$3,526	(1)%
Revenue by geography
North America	$847	$904	(6)%	$1,620	$1,804	(10)%
International	967	872	11	1,887	1,722	10
Total	$1,814	$1,776	2%	$3,507	$3,526	(1)%

International revenue by cluster
United Kingdom	$84	$75	12%	$157	$151	4%
Japan, Asia North and Australia (JANA)	339	289	17	651	577	13
LATAM	33	32	3	62	62	—
Asia South	336	310	8	673	594	13
Europe	81	84	(4)	156	168	(7)
Middle East and Africa (MEA)	94	82	15	188	170	11
Total	$967	$872	11%	$1,887	$1,722	10%
Key drivers(1) (in billions of dollars)
EOP client balances
Client investment assets(2)	$541	$469	15%
Deposits	318	308	3
Loans	150	151	(1)
Total	$1,009	$928	9%
ACLL as a percentage of EOP loans	0.35%	0.54%

(1)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(2)    Includes assets under management, and trust and custody assets.
NM Not meaningful

2Q24 vs. 2Q23
Net income was $210 million, compared to $84 million in the prior-year period, reflecting higher revenues, lower expenses and lower cost of credit.
Revenues increased 2%, driven by an increase in non-interest revenue (up 13%), primarily reflecting higher investment fee revenues, driven by net new client investment asset flows and the benefit of higher market valuations, partially offset by a decrease in net interest income (down 4%), largely driven by higher mortgage funding costs.
Average loans were largely unchanged. Average deposits increased 2%, mainly due to the transfers of certain relationships and the associated deposits from USPB ($27 billion over the last 12 months), partially offset by lower deposits in Private Bank and Wealth at Work and the continued transfers to higher-yielding investments on Citi’s platform.
Client balances increased 9%, primarily driven by the higher client investment assets as well as the higher deposits.
Private Bank revenues increased 1%, driven by improved deposit spreads and the higher investment fee revenues, partially offset by the higher mortgage funding costs.
Wealth at Work revenues decreased 13%, driven by lower deposit spreads and the higher mortgage funding costs, partially offset by the higher investment fee revenues.
Citigold revenues increased 6%, driven by the higher investment fee revenues.
Expenses decreased 4%, primarily driven by benefits from prior repositioning and restructuring actions.
Provisions were a benefit of $9 million, compared to a cost of $53 million in the prior-year period, as an ACL release more than offset higher net credit losses.
The net ACL release was $43 million, compared to a build of $31 million in the prior-year period, reflecting an improvement in macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Net income was $385 million, compared to $266 million in the prior-year period, primarily reflecting lower cost of credit.
Revenues decreased 1%, largely driven by lower net interest income (down 8%), mainly due to lower deposit spreads and higher mortgage funding costs, partially offset by an increase in non-interest revenue (up 12%), largely reflecting higher investment fee revenues.
Private Bank revenues increased 1% while Wealth at Work revenues decreased 10%, driven by the same factors described above.
Citigold revenues increased 1%, driven by the higher investment fee revenues and higher deposit volumes, partially offset by lower deposit spreads.
Expenses were largely unchanged, as technology investments focused on risk and controls and platform enhancements were offset by benefits from repositioning and restructuring actions.
Provisions were a benefit of $179 million, compared to a benefit of $5 million in the prior-year period, largely driven by a higher net ACL release. The higher net ACL release was primarily driven by a change in ACL associated with the margin lending portfolio.

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

	Second Quarter
	2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$1,553	$—	$1,553	$2,137	$—	$2,137
Non-interest revenue	460	33	427	391	(6)	397
Total revenues, net of interest expense	$2,013	$33	$1,980	$2,528	$(6)	$2,534
Total operating expenses	$2,199	$85	$2,114	$2,348	$79	$2,269
Net credit losses on loans	211	(3)	214	191	(8)	199
Credit reserve build (release) for loans	(1)	—	(1)	69	(3)	72
Provision for credit losses on unfunded lending commitments	(3)	—	(3)	(6)	(1)	(5)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	33	—	33	(66)	—	(66)
Provisions (benefits) for credit losses and PBC	$240	$(3)	$243	$188	$(12)	$200
Income (loss) from continuing operations before taxes	$(426)	$(49)	$(377)	$(8)	$(73)	$65
Income taxes (benefits)	18	(17)	35	5	19	(14)
Income (loss) from continuing operations	$(444)	$(32)	$(412)	$(13)	$(92)	$79
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	—	(1)
Noncontrolling interests	(10)	—	(10)	—	—	—
Net income (loss)	$(434)	$(32)	$(402)	$(14)	$(92)	$78
Asia Consumer revenues	$253	$33	$220	$469	$(6)	$475
	Six Months
	2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)(3)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)(4)	All Other (managed basis)
Net interest income	$3,248	$—	$3,248	$4,329	$—	$4,329
Non-interest revenue	1,139	21	1,118	1,850	1,012	838
Total revenues, net of interest expense	$4,387	$21	$4,366	$6,179	$1,012	$5,167
Total operating expenses	$5,004	$195	$4,809	$4,721	$152	$4,569
Net credit losses on loans	471	8	463	377	(20)	397
Credit reserve build (release) for loans	(94)	—	(94)	55	—	55
Provision for credit losses on unfunded lending commitments	(8)	—	(8)	(28)	—	(28)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	68	—	68	221	—	221
Provisions (benefits) for credit losses and PBC	$437	$8	$429	$625	$(20)	$645
Income (loss) from continuing operations before taxes	$(1,054)	$(182)	$(872)	$833	$880	$(47)
Income taxes (benefits)	(33)	(56)	23	6	324	(318)
Income (loss) from continuing operations	$(1,021)	$(126)	$(895)	$827	$556	$271
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(2)	—	(2)
Noncontrolling interests	(17)	—	(17)	9	—	9
Net income (loss)	$(1,005)	$(126)	$(879)	$816	$556	$260
Asia Consumer revenues	$495	$21	$474	$1,990	$1,012	$978

(1)    The second quarter of 2024 includes approximately $85 million in operating expenses (approximately $58 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The second quarter of 2023 includes approximately $79 million in operating expenses (approximately $57 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.
(3)    The first quarter of 2024 includes approximately $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2024.
(4)    The first quarter of 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

ALL OTHER—Managed Basis

At June 30, 2024, All Other (managed basis) had $197 billion in assets, primarily related to Mexico Consumer/SBMM and Asia Consumer reported within Legacy Franchises (managed basis), as well as Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes (i) Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, (ii) Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia), and (iii) Legacy Holdings Assets, primarily legacy consumer mortgage loans in North America that Citi continues to wind down, including the U.K. retail banking business.
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
Legacy Franchises (managed basis) also included the following five Asia Consumer businesses prior to their sales: India and Vietnam, until their closings in March 2023; Taiwan, until its closing in August 2023; Indonesia until its closing in November 2023; and China until July 2024 when Citi completed the sale and migration of its China consumer portfolios, finalizing the exit of its consumer banking business in the country.
Citi has continued to make progress on its wind-downs in Korea and Russia. In addition, Citi has restarted the sales process of its consumer banking business in Poland. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Risk Factors” in Citi’s 2023 Form 10-K.
At June 30, 2024, on a combined basis, Legacy Franchises (managed basis) had 1,327 retail branches, $18 billion in retail banking loans and $48 billion in deposits. In addition, Legacy Franchises (managed basis) had $8 billion in outstanding credit card balances, while Mexico SBMM had $7 billion in outstanding corporate loans.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023
Net interest income	$1,553	$2,137	(27)%	$3,248	$4,329	(25)%
Non-interest revenue	427	397	8	1,118	838	33
Total revenues, net of interest expense	$1,980	$2,534	(22)%	$4,366	$5,167	(16)%
Total operating expenses	$2,114	$2,269	(7)%	$4,809	$4,569	5%
Net credit losses on loans	214	199	8	463	397	17
Credit reserve build (release) for loans	(1)	72	NM	(94)	55	NM
Provision (release) for credit losses on unfunded lending commitments	(3)	(5)	40	(8)	(28)	71
Provisions for benefits and claims (PBC), other assets and HTM debt securities	33	(66)	NM	68	221	(69)
Provisions for credit losses and PBC	$243	$200	22%	$429	$645	(33)%
Income (loss) from continuing operations before taxes	$(377)	$65	NM	$(872)	$(47)	NM
Income taxes (benefits)	35	(14)	NM	23	(318)	NM
Income (loss) from continuing operations	$(412)	$79	NM	$(895)	$271	NM
Income (loss) from discontinued operations, net of taxes	—	(1)	100%	(1)	(2)	50%
Noncontrolling interests	(10)	—	—	(17)	9	NM
Net income (loss)	$(402)	$78	NM	$(879)	$260	NM
Balance Sheet data (in billions of dollars)
EOP assets	$197	$209	(6)%
Average assets	197	209	(6)	$197	$211	(7)%
Revenue by reporting unit and component
Mexico Consumer/SBMM	$1,640	$1,412	16%	$3,211	$2,706	19%
Asia Consumer	220	475	(54)	474	978	(52)
Legacy Holdings Assets	(133)	38	NM	(129)	74	NM
Corporate/Other	253	609	(58)	810	1,409	(43)
Total	$1,980	$2,534	(22)%	$4,366	$5,167	(16)%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$24.5	$23.9	3%
EOP deposits	37.6	39	(4)
Average loans	25.3	22.6	12	$25.2	$21.7	16%
NCLs as a percentage of average loans (Mexico Consumer only)	4.30%	3.65%		4.47%	3.75%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.32	1.37
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.33	1.28
Asia Consumer—key indicators(1) (in billions of dollars)
EOP loans	$5.6	$9.1	(38)%
EOP deposits	8.3	12.2	(32)
Average loans	6.1	9.5	(36)	$6.5	$10.8	(40)%
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.4	$2.8	(14)%

Note: Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation effective as of the second quarter of 2024, for all periods presented. During the second quarter of 2024, Citi made certain reclassifications to align with Citi’s transformation and strategy. In connection therewith, Citi transferred the retail banking business in the U.K., which is being wound down, from Wealth to Legacy Franchises (managed basis) within All Other (managed basis).
(1)    The key indicators for Asia Consumer reflect the reclassification of loans and deposits to Other assets and Other liabilities under HFS accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

2Q24 vs. 2Q23
Net loss was $402 million, compared to net income of $78 million in the prior-year period, driven by lower revenues and higher cost of credit and higher income tax expense, partially offset by lower expenses.
All Other (managed basis) revenues decreased 22%, driven by lower revenues in Corporate/Other and lower revenues in Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 10%, mainly due to lower revenues in Asia Consumer (managed basis) and Legacy Holdings Assets, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis).
Mexico Consumer/SBMM (managed basis) revenues increased 16%, mainly due to higher loan balances in retail banking, cards and SBMM and higher deposits in SBMM. Asia Consumer (managed basis) revenues decreased 54%, primarily driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased to $(133) million, compared to $38 million in the prior-year period, primarily due to higher funding costs related to the transfer of the retail banking business in the U.K., which is being wound down, from Wealth to Legacy Holdings Assets (see Note 3). Corporate/Other revenues decreased to $253 million, compared to $609 million in the prior-year period, driven by higher funding costs, partially offset by an episodic benefit from the Visa B exchange.
Expenses decreased 7%, primarily driven by lower expenses from the closed exits and wind-downs, partially offset by the Civil Money Penalties.
Provisions were $243 million, compared to $200 million in the prior-year period, largely driven by an ACL build for other assets and higher net credit losses in the current quarter, compared to a release for other assets in the prior-year period. The increase in provisions was partially offset by a modest net ACL release for loans compared to a build in the prior-year period. Net credit losses increased 8%, primarily driven by higher lending volumes in Mexico Consumer.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

2Q24 YTD vs. 2Q23 YTD
Net loss was $879 million, compared to net income of $260 million in the prior-year period, driven by lower revenues, higher expenses and higher income tax expense, partially offset by lower cost of credit.
All Other (managed basis) revenues decreased 16%, driven by lower revenues in Corporate/Other and lower revenues in Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 5%, mainly due to lower revenues in Asia Consumer (managed basis) and Legacy Holdings Assets, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis).
Mexico Consumer/SBMM (managed basis) revenues increased 19%, primarily due to higher loan balances in retail banking, cards and SBMM, higher deposits in SBMM and Mexican peso appreciation.
Asia Consumer (managed basis) revenues decreased 52%, primarily driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased to $(129) million, compared to $74 million in the prior-year period, primarily due to higher funding costs related to the transfer of the retail banking business in the U.K.
Corporate/Other revenues decreased to $810 million, compared to $1.4 billion in the prior-year period, largely driven by higher funding costs.
Expenses increased 5%, primarily driven by the incremental FDIC special assessment, restructuring charges (see Note 9) and the Civil Money Penalties, partially offset by the closed exits and wind-downs.
Provisions were $429 million, compared to $645 million in the prior-year period, largely driven by a net ACL release for loans compared to a build in other assets in the prior-year period. The decrease was partially offset by a 17% increase in net credit losses, primarily due to higher lending volumes in Mexico Consumer.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2023 Form 10-K.
During the second quarter of 2024, Citi returned a total of $1.0 billion of capital to common shareholders in the form of dividends. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.53 per share for the second quarter of 2024, and on July 18, 2024, declared common dividends of $0.56 per share for the third quarter of 2024. Citi plans to maintain a quarterly common dividend of $0.56 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval. As previously announced, Citi currently expects to repurchase approximately $1.0 billion of common shares during the third quarter of 2024. In future periods, Citi will continue to assess common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements. For additional information, see “Regulatory Capital Standards and Developments” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.6% as of June 30, 2024, compared to 13.5% as of March 31, 2024 and 13.4% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 12.3% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.2% as of June 30, 2024, compared to 12.0% as of March 31, 2024 and 12.1% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from March 31, 2024, driven primarily by net income and decreases in Standardized Approach and Advanced Approaches RWA, partially offset by the payment of common and preferred dividends. Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from year-end 2023, driven primarily by year-to-date net income of $6.6 billion, partially offset by the return of capital to common shareholders in the form of dividends and share repurchases and higher disallowed deferred tax assets. The increase in the CET1 Capital ratio under the Standardized Approach was also driven by a decrease in Standardized Approach RWA.
Stress Capital Buffer
In June 2024, the FRB communicated that Citi’s Stress Capital Buffer (SCB) requirement (which will be finalized by August 2024) is expected to decrease from the current requirement of 4.3% to 4.1%, starting from October 1, 2024 to September 30, 2025.
Accordingly, effective October 1, 2024, Citi’s required regulatory CET1 Capital ratio is expected to decrease to 12.1% from 12.3% under the Standardized Approach, incorporating the indicative 4.1% SCB through September 30, 2025 and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) will remain unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2023 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of June 30, 2024, March 31, 2024 and December 31, 2023:

	Advanced Approaches			Standardized Approach(1)
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2024	March 31, 2024	December 31, 2023
CET1 Capital ratio(2)	10.5%	10.5%	10.5%	12.3%	12.3%	12.3%
Tier 1 Capital ratio(2)	12.0	12.0	12.0	13.8	13.8	13.8
Total Capital ratio(2)	14.0	14.0	14.0	15.8	15.8	15.8

(1)Effective October 1, 2024, Citi’s required regulatory CET1 Capital ratio is expected to decrease from 12.3% to 12.1% under the Standardized Approach, incorporating the indicative SCB of 4.1% and its GSIB surcharge of 3.5%.
(2)Citi’s required risk-based capital ratios included the 4.3% SCB and 3.5% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge under the Advanced Approaches (all of which must be composed of CET1 Capital). These requirements are applicable through September 30, 2024. See “Stress Capital Buffer” above for more information.

The following tables present Citi’s capital components and ratios as of June 30, 2024, March 31, 2024 and December 31, 2023:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2024	March 31, 2024	December 31, 2023
CET1 Capital(1)	$154,357	$153,142	$153,595	$154,357	$153,142	$153,595
Tier 1 Capital(1)	173,783	172,065	172,504	173,783	172,065	172,504
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	195,494	194,366	191,919	204,204	203,092	201,768
Total Risk-Weighted Assets	1,268,878	1,281,086	1,268,723	1,135,750	1,138,546	1,148,608
Credit Risk(1)	$907,266	$909,459	$910,226	$1,080,960	$1,076,766	$1,087,019
Market Risk	54,196	61,270	61,194	54,790	61,780	61,589
Operational Risk	307,416	310,357	297,303	—	—	—
CET1 Capital ratio(2)	12.16%	11.95%	12.11%	13.59%	13.45%	13.37%
Tier 1 Capital ratio(2)	13.70	13.43	13.60	15.30	15.11	15.02
Total Capital ratio(2)	15.41	15.17	15.13	17.98	17.84	17.57

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2024	March 31, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(1)(3)		$2,419,126	$2,412,267	$2,394,272
Total Leverage Exposure(1)(4)		2,949,534	2,948,323	2,964,954
Leverage ratio	4.0%	7.18%	7.13%	7.20%
Supplementary Leverage ratio	5.0	5.89	5.84	5.82

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

As indicated in the table above, Citigroup’s capital ratios at June 30, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of June 30, 2024.

Components of Citigroup Capital

In millions of dollars	June 30, 2024	December 31, 2023
CET1 Capital
Citigroup common stockholders’ equity(1)	$190,283	$187,937
Add: Qualifying noncontrolling interests	153	153
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	757	1,514
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(629)	(1,406)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(760)	(410)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,315	18,778
Identifiable intangible assets other than MSRs, net of related DTLs	3,138	3,349
Less: Defined benefit pension plan net assets and other	1,425	1,317
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,695	12,075
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	3,652	2,306
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$154,357	$153,595
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,027	$17,516
Qualifying trust preferred securities(6)	1,418	1,413
Qualifying noncontrolling interests	29	29
Regulatory capital deductions:
Less: Other	48	49
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,426	$18,909
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$173,783	$172,504
Tier 2 Capital
Qualifying subordinated debt	$17,370	$16,137
Qualifying noncontrolling interests	37	37
Eligible allowance for credit losses(2)(7)	13,659	13,703
Regulatory capital deduction:
Less: Other	645	613
Total Tier 2 Capital (Standardized Approach)	$30,421	$29,264
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$204,204	$201,768
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,710)	$(9,849)
Total Tier 2 Capital (Advanced Approaches)	$21,711	$19,415
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$195,494	$191,919

(1)Issuance costs of $73 million and $84 million related to outstanding noncumulative perpetual preferred stock at June 30, 2024 and December 31, 2023, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $30.2 billion of net DTAs at June 30, 2024, $11.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.7 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of June 30, 2024. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.

Footnotes continue on the following page.

(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2024 and December 31, 2023, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $4.9 billion and $3.9 billion at June 30, 2024 and December 31, 2023, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
CET1 Capital, beginning of period	$153,142	$153,595
Net income	3,217	6,588
Common and preferred dividends declared	(1,266)	(2,575)
Treasury stock	23	396
Common stock and additional paid-in capital	192	(181)
CTA net of hedges, net of tax	(1,634)	(2,687)
Unrealized gains (losses) on debt securities AFS, net of tax	(38)	62
Defined benefit plans liability adjustment, net of tax	179	256
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	(15)	44
Other Accumulated other comprehensive income (loss) (AOCI)	4	21
Goodwill, net of related DTLs	332	463
Identifiable intangible assets other than MSRs, net of related DTLs	120	211
Defined benefit pension plan net assets	(32)	(73)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	241	380
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(101)	(1,346)
CECL transition provision	—	(757)
Other	(7)	(40)
Net change in CET1 Capital	$1,215	$762
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$154,357	$154,357
Additional Tier 1 Capital, beginning of period	$18,923	$18,909
Qualifying perpetual preferred stock	501	511
Qualifying trust preferred securities	2	5
Other	—	1
Net change in Additional Tier 1 Capital	$503	$517
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$173,783	$173,783
Tier 2 Capital, beginning of period (Standardized Approach)	$31,027	$29,264
Qualifying subordinated debt	(632)	1,233
Eligible allowance for credit losses	55	(44)
Other	(29)	(32)
Net change in Tier 2 Capital (Standardized Approach)	$(606)	$1,157
Tier 2 Capital, end of period (Standardized Approach)	$30,421	$30,421
Total Capital, end of period (Standardized Approach)	$204,204	$204,204
Tier 2 Capital, beginning of period (Advanced Approaches)	$22,301	$19,415
Qualifying subordinated debt	(632)	1,233
Excess of eligible credit reserves over expected credit losses	71	1,095
Other	(29)	(32)
Net change in Tier 2 Capital (Advanced Approaches)	$(590)	$2,296
Tier 2 Capital, end of period (Advanced Approaches)	$21,711	$21,711
Total Capital, end of period (Advanced Approaches)	$195,494	$195,494

(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total Risk-Weighted Assets, beginning of period	$1,138,546	$1,148,608
General credit risk exposures(1)	10,417	(4,178)
Derivatives(2)	(959)	(2,997)
Repo-style transactions(3)	2,128	7,847
Securitization exposures	1,391	1,675
Equity exposures(4)	(8,734)	(7,657)
Other exposures	(49)	(749)
Net change in Credit Risk-Weighted Assets	$4,194	$(6,059)
Net change in Market Risk-Weighted Assets(5)	$(6,990)	$(6,799)
Total Risk-Weighted Assets, end of period	$1,135,750	$1,135,750

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended June 30, 2024, primarily due to an increase in lending exposures and card activities. General credit risk exposures decreased during the six months ended June 30, 2024, primarily due to a decrease in card activities.
(2)Derivatives decreased during the six months ended June 30, 2024, mainly driven by changes in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the six months ended June 30, 2024, primarily driven by business activities.
(4)Equity exposures decreased during the three and six months ended June 30, 2024, primarily driven by activities related to the Visa B exchange.
(5)Market risk decreased during the three and six months ended June 30, 2024, primarily due to model parameter updates.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total Risk-Weighted Assets, beginning of period	$1,281,086	$1,268,723
General credit risk exposures(1)	7,536	7,318
Derivatives(2)	3,387	(1,326)
Repo-style transactions(3)	(4,311)	(2,802)
Securitization exposures	470	1,559
Equity exposures(4)	(9,254)	(8,132)
Other exposures	(21)	423
Net change in Credit Risk-Weighted Assets	$(2,193)	$(2,960)
Net change in Market Risk-Weighted Assets(5)	$(7,074)	$(6,998)
Net change in Operational Risk-Weighted Assets(6)	$(2,941)	$10,113
Total Risk-Weighted Assets, end of period	$1,268,878	$1,268,878

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and six months ended June 30, 2024, primarily due to an increase in lending exposures.
(2)Derivatives increased during the three months ended June 30, 2024 and decreased during the six months ended June 30, 2024, mainly driven by changes in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and six months ended June 30, 2024, primarily driven by business activities.
(4)Equity exposures decreased during the three and six months ended June 30, 2024, primarily driven by activities related to the Visa B exchange.
(5)Market risk decreased during the three and six months ended June 30, 2024, primarily due to model parameter updates.
(6)Operational risk decreased during the three months ended June 30, 2024, due to a decrease in operational loss events, and increased during the six months ended June 30, 2024, mainly due to model parameter updates.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of June 30, 2024, March 31, 2024 and December 31, 2023:

In millions of dollars, except ratios	June 30, 2024	March 31, 2024	December 31, 2023
Tier 1 Capital	$173,783	$172,065	$172,504
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,457,399	$2,451,094	$2,432,146
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	151,155	147,654	164,148
Effective notional of sold credit derivatives, net(4)	32,488	38,935	33,817
Counterparty credit risk for repo-style transactions(5)	20,777	20,118	22,510
Other off-balance sheet exposures	325,988	329,349	350,207
Total of certain off-balance sheet exposures	$530,408	$536,056	$570,682
Less: Tier 1 Capital deductions	38,273	38,827	37,874
Total Leverage Exposure	$2,949,534	$2,948,323	$2,964,954
Supplementary Leverage ratio	5.89%	5.84%	5.82%

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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.9% at June 30, 2024, compared to 5.8% at March 31, 2024 and December 31, 2023. The quarter-over-quarter increase was primarily driven by an increase in Tier 1 Capital due to net income and net issuance of qualifying perpetual preferred stock, partially offset by the payment of common and preferred dividends. The ratio increased from the fourth quarter of 2023, primarily driven by an increase in Tier 1 Capital due to year-to-date net income of $6.6 billion, net issuance of qualifying perpetual preferred stock and a decrease in Total Leverage Exposure, partially offset by the return of capital to common shareholders in the form of dividends and share repurchases and higher disallowed deferred tax assets.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of June 30, 2024, March 31, 2024 and December 31, 2023:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2024	March 31, 2024	December 31, 2023
CET1 Capital(2)		$149,176	$149,078	$147,109	$149,176	$149,078	$147,109
Tier 1 Capital(2)		151,305	151,208	149,238	151,305	151,208	149,238
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		163,176	163,065	160,706	170,679	170,433	168,571
Total Risk-Weighted Assets		1,053,103	1,062,119	1,057,194	972,719	971,207	983,960
Credit Risk(2)		$774,672	$768,968	$769,940	$939,488	$927,542	$937,319
Market Risk		33,138	43,619	46,540	33,231	43,665	46,641
Operational Risk		245,293	249,532	240,714	—	—	—
CET1 Capital ratio(4)(5)	7.0%	14.17%	14.04%	13.92%	15.34%	15.35%	14.95%
Tier 1 Capital ratio(4)(5)	8.5	14.37	14.24	14.12	15.55	15.57	15.17
Total Capital ratio(4)(5)	10.5	15.49	15.35	15.20	17.55	17.55	17.13

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2024	March 31, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(2)(6)		$1,683,770	$1,680,951	$1,666,609
Total Leverage Exposure(2)(7)		2,149,808	2,151,044	2,166,334
Leverage ratio(5)	5.0%	8.99%	9.00%	8.95%
Supplementary Leverage ratio(5)	6.0	7.04	7.03	6.89

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

As presented in the table above, Citibank’s capital ratios at June 30, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of June 30, 2024.
Citibank’s Supplementary Leverage ratio was 7.0% at June 30, 2024 and March 31, 2024, compared to 6.9% at December 31, 2023. The ratio increased from the fourth quarter of 2023, primarily driven by an increase in Tier 1 Capital due to year-to-date net income of $6.9 billion and a decrease in Total Leverage Exposure, partially offset by the payment of common and preferred dividends.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2024. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.2
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	0.9	1.3	0.9	1.4	0.9	1.5
Standardized Approach	1.0	1.6	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2024, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $18 billion, which exceeded the minimum requirement by $14 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at June 30, 2024, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2024.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	June 30, 2024
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$329	$147
% of Advanced Approaches risk- weighted assets	25.9%	11.6%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$44	$26
% of Total Leverage Exposure	11.2%	5.0%
Regulatory requirement	9.5	4.5
Surplus amount	$49	$14

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of June 30, 2024, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $14 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2023 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of June 30, 2024:

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.3%	12.09%	13.51%	7.0%	14.10%	15.27%
Tier 1 Capital ratio	12.0	13.8	13.62	15.22	8.5	14.30	15.49
Total Capital ratio	14.0	15.8	15.35	17.90	10.5	15.43	17.48

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.14%	5.0%	8.95%
Supplementary Leverage ratio	5.0	5.86	6.0	7.01

(1)See footnote 2 to the “Components of Citigroup Capital” table above.
(2)Citibank’s required capital ratios were the same under the Standardized Approach and the Advanced Approaches framework.

Regulatory Capital Standards and Developments

Basel III Revisions
On July 27, 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame (capital proposal), that would amend U.S. regulatory capital requirements. Citi continues to monitor the joint regulators’ review of and discussions related to the new regulations following the industry comment period, including recent comments by the Chair of the FRB.
The capital proposal would maintain the current capital rule’s dual-requirement structure for risk-weighted assets, but would eliminate the use of internal models to calculate credit risk and operational risk components of RWA. The capital proposal would also replace the current market risk framework with a new standardized methodology and a new models-based methodology for calculating RWA for market risk. Large banking organizations, such as Citi, would be required to calculate their risk-based capital ratios under both the new expanded risk-based approach and the Standardized Approach and use the lower of the two for each risk-based capital ratio for determining the binding constraints.
The expanded risk-based approach is designed to align with the international capital standards adopted by the Basel Committee on Banking Supervision (Basel Committee). The Basel Committee finalized the Basel III reforms in December 2017, which included revisions to the methodologies to determine credit, market and operational RWA amounts.
If adopted as proposed, the capital proposal’s impact on RWA amounts would also affect several other requirements including TLAC, external long-term debt and the short-term wholesale funding score included in the GSIB surcharge under method 2 (see “GSIB Surcharge” below). The proposal has a three-year transition period that would begin on July 1, 2025. If finalized as proposed, the capital proposal would materially increase Citi’s required regulatory capital.

For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.

GSIB Surcharge
Separately on July 27, 2023, the FRB proposed changes to the GSIB surcharge rule that aim to make it more risk sensitive. Proposed changes include measuring certain systemic indicators on a daily versus quarterly average basis, changing certain of the risk indicators and shortening the time to come into compliance with each year’s surcharge. In addition, the proposal would narrow surcharge bands under method 2 from 50 bps to 10 bps to reduce cliff effects when moving between bands.

Long-Term Debt Requirements
On August 29, 2023, the FRB issued a notice of proposed rulemaking to amend the TLAC rule to change the haircuts (i.e., the percentage reductions) that are applied to eligible long-term debt. Under the proposed rule, only 50% of eligible long-term debt with a maturity of one year or more but less than two years would count toward the TLAC requirement, instead of the current 100%. These proposed revisions are estimated to decrease the TLAC percentage of Advanced Approaches RWA as well as the TLAC percentage of Total Leverage Exposure. The proposed rule in its current form has no proposed transition period for its implementation and is not expected to be material to Citi.

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

In millions of dollars or shares, except per share amounts	June 30, 2024	December 31, 2023
Total Citigroup stockholders’ equity	$208,310	$205,453
Less: Preferred stock	18,100	17,600
Common stockholders’ equity	$190,210	$187,853
Less:
Goodwill	19,704	20,098
Identifiable intangible assets (other than MSRs)	3,517	3,730
Tangible common equity (TCE)	$166,989	$164,025
Common shares outstanding (CSO)	1,907.8	1,903.1
Book value per share (common stockholders’ equity/CSO)	$99.70	$98.71
Tangible book value per share (TCE/CSO)	87.53	86.19

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Net income available to common shareholders	$2,975	$2,627	$6,067	$6,956
Average common stockholders’ equity	189,211	188,214	188,606	186,161
Less:
Average goodwill	19,486	19,891	19,538	19,779
Average intangible assets (other than MSRs)	3,577	3,935	3,628	3,877
Average goodwill and identifiable intangible assets (other than MSRs) related to assets HFS	—	246	—	360
Average TCE	$166,148	$164,142	$165,440	$162,145
Return on average common stockholders’ equity	6.3%	5.6%	6.5%	7.5%
RoTCE	7.2	6.4	7.4	8.7

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the FRB, on Citi’s Investor Relations website.

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

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	2Q24	1Q24	2Q23
Services	$82	$82	$80
Markets	119	120	107
Banking	89	89	93
USPB
Branded Cards	$109	$108	$100
Retail Services	51	52	49
Retail Banking	46	44	40
Total USPB	$206	$204	$189
Wealth	$150	$150	$150
All Other	$34	$34	$35
Total Citigroup loans (AVG)	$680	$679	$654
Total Citigroup loans (EOP)	$688	$675	$661

End-of-period loans increased 4% year-over-year, largely reflecting growth in cards in USPB and Markets. End-of-period loans increased 2% sequentially, primarily driven by seasonality in USPB.
On an average basis, loans increased 4% year-over-year and were largely unchanged sequentially. The year-over-year increase was largely due to growth in USPB, Services and Markets, partially offset by a decline in Banking.

As of the second quarter of 2024, average loans for:

•USPB increased 9% year-over-year, driven by growth in Branded Cards, Retail Banking and Retail Services.
•Wealth were largely unchanged.
•Services increased 3% year-over-year, primarily driven by strong demand in TTS for loans in international markets.
•Markets increased 11% year-over-year, reflecting increased client demand in asset-backed lending.
•Banking decreased 4% year-over-year, primarily driven by regulatory capital optimization efforts.

CORPORATE CREDIT
The following table details Citi’s corporate credit portfolio within Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	June 30, 2024				March 31, 2024				December 31, 2023
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$136	$118	$39	$293	$125	$120	$39	$284	$132	$122	$39	$293
Unfunded lending commitments (off-balance sheet)(2)	134	270	23	427	117	282	23	422	134	268	18	420
Total exposure	$270	$388	$62	$720	$242	$402	$62	$706	$266	$390	$57	$713

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentage of this portfolio across North America and the clusters within International, based on Citi’s internal management geography:

	June 30, 2024	March 31, 2024	December 31, 2023
North America	57%	57%	56%
International	43	43	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
United Kingdom	12%	12%	11%
Japan, Asia North and Australia (JANA)	7	7	7
LATAM	6	7	8
Asia South	5	5	5
Europe	11	10	11
Middle East and Africa (MEA)	3	3	3

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
and above are considered investment grade, while those below are considered non-investment grade.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2024	March 31, 2024	December 31, 2023
AAA/AA/A	49%	50%	50%
BBB	33	33	33
BB/B	17	16	16
CCC or below	1	1	1
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2024. Citi has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2024	March 31, 2024	December 31, 2023
Transportation and industrials	20%	20%	21%
Technology, media and telecom	12	12	12
Banks and finance companies(1)	12	12	12
Consumer retail	11	11	11
Real estate	10	10	10
Commercial	7	8	8
Residential	3	2	2
Power, chemicals, metals and mining	9	8	8
Energy and commodities	7	7	7
Health	5	5	5
Insurance	4	4	4
Public sector	3	4	3
Asset managers and funds	3	3	3
Financial markets infrastructure	3	3	3
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$144,189	$58,535	$85,654	$111,714	$26,920	$5,375	$180	$107	$9	$(8,010)
Autos(4)	47,907	22,138	25,769	40,950	5,794	1,152	11	6	4	(2,477)
Transportation	26,574	11,431	15,143	19,720	5,798	1,001	55	21	3	(1,271)
Industrials	69,708	24,966	44,742	51,044	15,328	3,222	114	80	2	(4,263)
Technology, media and telecom	88,345	30,973	57,372	71,535	13,424	3,197	189	73	51	(6,380)
Banks and finance companies	84,350	52,177	32,173	75,223	8,093	951	83	9	9	(776)
Consumer retail	81,371	33,163	48,208	60,674	16,400	4,195	102	108	4	(5,959)
Real estate	71,139	51,517	19,622	59,938	6,838	3,945	418	22	144	(735)
Commercial	53,021	34,778	18,243	41,993	6,707	3,945	376	22	129	(735)
Residential	18,118	16,739	1,379	17,945	131	—	42	—	15	—
Power, chemicals, metals and mining	61,696	19,130	42,566	45,633	12,438	3,451	174	41	22	(5,449)
Power	25,506	5,420	20,086	21,399	3,763	206	138	2	5	(2,535)
Chemicals	22,410	7,993	14,417	15,329	5,047	2,012	22	38	14	(2,133)
Metals and mining	13,780	5,717	8,063	8,905	3,628	1,233	14	1	3	(781)
Energy and commodities(5)	46,632	12,476	34,156	40,930	4,983	619	100	28	(2)	(3,386)
Health	38,084	9,289	28,795	29,724	7,281	999	80	22	20	(3,615)
Insurance	27,792	2,701	25,091	25,406	2,370	16	—	2	—	(4,468)
Public sector	25,013	13,333	11,680	22,517	2,124	359	13	52	6	(702)
Financial markets infrastructure	22,668	342	22,326	22,668	—	—	—	—	—	(32)
Asset managers and funds	20,290	5,610	14,680	17,507	2,476	287	20	2	(4)	(134)
Securities firms	2,629	1,019	1,610	1,753	854	22	—	—	—	(21)
Other industries(6)	5,674	3,107	2,567	4,158	1,366	123	27	32	13	(2)
Total	$719,873	$293,372	$426,500	$589,380	$105,567	$23,539	$1,386	$498	$272	$(39,669)
(1)    Funded excludes loans carried at fair value of $8.2 billion at June 30, 2024.
(2)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.7 billion of purchased credit protection, $35.9 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.8 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $28.8 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $16.5 billion ($9.5 billion of which was funded exposure with 100% rated investment grade) as of June 30, 2024.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2024, Citi’s total exposure to these energy-related entities was approximately $4.8 billion, of which approximately $2.2 billion consisted of direct outstanding funded loans.
(6)    Includes $0.8 billion and $0.1 billion of funded and unfunded exposure at June 30, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.

Exposure to Commercial Real Estate
As of June 30, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $64 billion (largely unchanged from March 31, 2024), including $7 billion of exposure related to office buildings. This total CRE exposure consisted of approximately $53 billion related to corporate clients, included in the real estate category in the table above, and approximately $11 billion related to Wealth clients that is not in the table above as they are not considered corporate exposures.
In addition, as of June 30, 2024, approximately 78% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S.
As of June 30, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.61%, and there were $339 million of non-accrual CRE loans.

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
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $35.9 billion of purchased credit protection, $33.7 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.2 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $16.7 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $16.9 billion ($10.6 billion of which was funded exposure with 100% rated investment grade) as of December 31, 2023.
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
At June 30, 2024, March 31, 2024 and December 31, 2023, Banking had economic hedges on the corporate credit portfolio of $39.7 billion, $38.4 billion and $35.9 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2024	March 31, 2024	December 31, 2023
AAA/AA/A	44%	45%	45%
BBB	47	45	44
BB/B	8	9	10
CCC or below	1	1	1
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	2Q23	3Q23	4Q23	1Q24	2Q24
USPB
Branded Cards	$103.0	$105.2	$111.1	$108.0	$111.8
Retail Services	50.0	50.5	53.6	50.8	51.7
Retail Banking	41.5	43.1	44.4	45.6	46.2
Mortgages(2)	37.4	38.8	39.9	41.0	41.4
Personal, small business and other	4.1	4.3	4.5	4.6	4.8
Total	$194.5	$198.8	$209.1	$204.4	$209.7
Wealth(3)(4)
Mortgages(2)	$87.0	$88.8	$89.9	$90.2	$92.0
Margin lending(5)	29.6	28.7	29.4	27.3	27.6
Personal, small business and other(6)	29.5	28.4	27.1	26.7	25.9
Cards	4.5	4.6	5.0	4.7	4.9
Total	$150.6	$150.5	$151.4	$148.9	$150.4
All Other—Legacy Franchises
Mexico Consumer (excludes Mexico SBMM)	$17.8	$17.8	$18.7	$19.6	$18.2
Asia Consumer(7)	9.1	8.0	7.4	6.5	5.6
Legacy Holdings Assets(8)	2.6	2.6	2.6	2.4	2.2
Total	$29.5	$28.4	$28.7	$28.5	$26.0
Total consumer loans	$374.6	$377.7	$389.2	$381.8	$386.1

(1)End-of-period loans include interest and fees on credit cards.
(2)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(3)Consists of $100.9 billion, $100.0 billion, $101.6 billion, $101.1 billion and $99.5 billion of loans in North America as of June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(4)Consists of $49.5 billion, $48.9 billion, $49.8 billion, $49.4 billion and $50.9 billion of loans outside North America as of June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively.
(5)At June 30, 2024, includes approximately $22 billion of classifiably managed loans fully collateralized by eligible financial assets and securities that have experienced very low historical net credit losses. Approximately 70% of the classifiably managed portion of these loans is investment grade.
(6)At June 30, 2024, includes approximately $22 billion of classifiably managed loans. Approximately 85% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses. As discussed below, approximately 80% of the classifiably managed portion of these loans is investment grade.
(7)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the four remaining Asia Consumer loan portfolios: Korea, Poland, China and Russia.
(8)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

U.S. Personal Banking

As indicated above, USPB provides credit card products through Branded Cards and Retail Services, and mortgages and home equity, small business and personal consumer loans through Citi’s Retail Banking network. Retail Banking is concentrated in six major U.S. metropolitan areas. USPB also provides mortgages through correspondent channels.
As of June 30, 2024, approximately 78% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, which generally drives the overall credit performance of USPB, as U.S. cards net credit losses represented approximately 96% of total USPB net credit losses for the second quarter of 2024. As of June 30, 2024, Branded Cards represented 68% of total U.S. cards EOP loans and Retail Services represented 32% of U.S. cards EOP loans.
As presented in the chart above, the second quarter of 2024 net credit loss rate in USPB increased quarter-over-quarter and year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily driven by seasonality in the U.S. cards portfolios, and increased year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.

Branded Cards

USPB’s Branded Cards portfolio includes proprietary and co-branded cards.
As presented in the chart above, the second quarter of 2024 net credit loss rate in Branded Cards increased quarter-over-quarter and year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.

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

As presented in the chart above, the second quarter of 2024 net credit loss rate in Retail Services increased quarter-over-quarter and year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the maturation of multiple cards loan vintages originated in recent years, including those with delayed losses due to unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the continued higher inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
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
As presented in the chart above, the second quarter of 2024 net credit loss rate in Retail Banking was broadly stable quarter-over-quarter, and increased year-over-year, primarily driven by the growth and seasoning of personal loans.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, primarily driven by lower delinquencies in U.S. mortgages.

Wealth

As indicated above, Wealth provides consumer mortgages, margin lending, credit cards and other lending products to customer segments that range from affluent to ultra-high net worth through the Private Bank, Wealth at Work and Citigold businesses. These customer segments represent a target market that is characterized by historically low default rates and delinquencies and includes loans that are delinquency managed or classifiably managed. The delinquency-managed portfolio consists primarily of mortgages, margin lending and credit cards.
As of June 30, 2024, approximately $44 billion, or 29%, of the portfolios were classifiably managed and primarily consisted of margin lending, commercial real estate, subscription credit finance and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 75% were rated investment grade. While the 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, the net credit loss rates shown were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the second quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in Wealth were broadly stable quarter-over-quarter and year-over-year. The low net credit loss and 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As presented in the chart above, the second quarter of 2024 net credit loss rate in Mexico Consumer decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily driven by the ongoing normalization of loss rates from post-pandemic lows.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and year-over-year.

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

Branded Cards

FICO distribution(1)	June 30, 2024	March 31, 2024	June 30, 2023
≥ 740	57%	55%	58%
660–739	33	34	33
< 660	10	11	9
Total	100%	100%	100%

Retail Services

FICO distribution(1)	June 30, 2024	March 31, 2024	June 30, 2023
≥ 740	35%	34%	36%
660–739	42	42	42
< 660	23	24	22
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of both cards portfolios trended up from the prior quarter, reflecting seasonal portfolio quality improvements, and declined from the prior year, primarily reflecting continued maturation of cards loan vintages originated in recent years, as well as macroeconomic pressures related to the higher inflationary and interest rate environment impacting both cards portfolios. The FICO distribution continued to reflect strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2024	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	March 31, 2024	June 30, 2023
USPB(3)(4)
Total	$209.7	$2,609	$2,719	$1,882	$2,372	$2,435	$1,974
Ratio		1.25%	1.33%	0.97%	1.13%	1.19%	1.02%
Cards(4)
Total	163.5	2,445	2,563	1,723	2,119	2,196	1,741
Ratio		1.50%	1.61%	1.13%	1.30%	1.38%	1.14%
Branded Cards	111.8	1,223	1,280	837	1,055	1,091	834
Ratio		1.09%	1.19%	0.81%	0.94%	1.01%	0.81%
Retail Services	51.7	1,222	1,283	886	1,064	1,105	907
Ratio		2.36%	2.53%	1.77%	2.06%	2.18%	1.81%
Retail Banking(3)	46.2	164	156	159	253	239	233
Ratio		0.36%	0.35%	0.39%	0.55%	0.53%	0.57%
Wealth delinquency-managed loans(5)	$106.7	$228	$207	$159	$262	$328	$239
Ratio		0.21%	0.20%	0.16%	0.25%	0.31%	0.23%
Wealth classifiably managed loans(6)	$43.7	N/A	N/A	N/A	N/A	N/A	N/A
All Other
Total	$26.0	$361	$384	$413	$337	$369	$359
Ratio		1.40%	1.36%	1.41%	1.31%	1.30%	1.23%
Mexico Consumer	18.2	241	258	243	242	261	228
Ratio		1.32%	1.32%	1.37%	1.33%	1.33%	1.28%
Asia Consumer(7)(8)	5.6	26	28	50	33	38	60
Ratio		0.46%	0.43%	0.55%	0.59%	0.58%	0.66%
Legacy Holdings Assets (consumer)(9)	2.2	94	98	120	62	70	71
Ratio		4.70%	4.45%	5.00%	3.10%	3.18%	2.96%
Total Citigroup consumer	$386.1	$3,198	$3,310	$2,454	$2,971	$3,132	$2,572
Ratio		0.94%	0.98%	0.75%	0.87%	0.93%	0.79%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $63 million ($0.5 billion), $64 million ($0.5 billion) and $73 million ($0.5 billion) at June 30, 2024, March 31, 2024 and June 30, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $75 million, $66 million and $68 million at June 30, 2024, March 31, 2024 and June 30, 2023, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status and therefore, delinquency metrics are excluded from this table. As of June 30, 2024, March 31, 2024 and June 30, 2023, 75%, 81% and 97% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(7)Asia Consumer includes delinquencies and loans in Poland and Russia for all periods presented.
(8)Citi has entered into agreements to sell certain Asia Consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet and, hence, the loans and related delinquencies and ratios are not included in this table. The most recent reclassifications commenced as follows: Taiwan and Indonesia in the first quarter of 2022; Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. In addition, a portfolio was reclassified to HFS in the first quarter of 2023 and subsequently sold in the second quarter of 2023. See Note 2.
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $65 million ($0.2 billion), $66 million ($0.2 billion) and $77 million ($0.2 billion) at June 30, 2024, March 31, 2024 and June 30, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $42 million, $33 million and $31 million at June 30, 2024, March 31, 2024 and June 30, 2023, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q24	2Q24	1Q24	2Q23
USPB
Total	$206.3	$1,931	$1,864	$1,218
Ratio		3.76%	3.67%	2.58%
Cards
Total	160.3	1,855	1,787	1,159
Ratio		4.65%	4.51%	3.12%
Branded Cards	109.3	1,037	975	614
Ratio		3.82%	3.65%	2.47%
Retail Services	51.0	818	812	545
Ratio		6.45%	6.32%	4.46%
Retail Banking	46.0	76	77	59
Ratio		0.66%	0.69%	0.59%
Wealth	$149.6	$35	$29	$23
Ratio		0.09%	0.08%	0.06%
All Other—Legacy Franchises (managed basis)(3)
Total	$27.4	$212	$235	$196
Ratio		3.11%	3.36%	2.69%
Mexico Consumer	19.0	203	217	153
Ratio		4.30%	4.67%	3.65%
Asia Consumer (managed basis)(3)(4)	6.1	15	20	49
Ratio		0.99%	1.17%	2.07%
Legacy Holdings Assets (consumer)	2.3	(6)	(2)	(6)
Ratio		(1.05)%	(0.32)%	(0.83)%
Reconciling Items(3)		$(3)	$11	$(8)
Total Citigroup	$383.3	$2,175	$2,139	$1,429
Ratio		2.28%	2.25%	1.56%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico Consumer/SBMM within Legacy Franchises. The Reconciling Items are fully reflected in the various line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer also includes NCLs and average loans in Poland and Russia for all periods presented.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2024	2024	2023	2023	2023
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$112,710	$110,592	$108,711	$106,369	$102,680
Home equity loans(2)	3,338	3,439	3,592	3,796	4,000
Credit cards	163,467	158,806	164,720	155,698	152,951
Personal, small business and other	33,318	33,966	36,135	36,590	37,161
Total	$312,833	$306,803	$313,158	$302,453	$296,792
In offices outside North America(1)
Residential mortgages(2)	$25,489	$25,926	$26,426	$26,389	$27,090
Credit cards	13,197	13,942	14,233	13,573	13,714
Personal, small business and other	34,636	35,162	35,380	35,299	36,995
Total	$73,322	$75,030	$76,039	$75,261	$77,799
Consumer loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(3)	$386,155	$381,833	$389,197	$377,714	$374,591
Unallocated portfolio layer cumulative basis adjustments	$(38)	$(74)	$—	$—	$—
Consumer loans, net of unearned income(3)	$386,117	$381,759	$389,197	$377,714	$374,591
Corporate loans
In North America offices(1)
Commercial and industrial	$60,959	$58,023	$61,008	$58,130	$59,790
Financial institutions	40,037	38,040	39,393	36,783	36,268
Mortgage and real estate(2)	17,917	17,839	17,813	17,445	17,495
Installment and other	22,929	21,259	23,335	23,207	22,153
Lease financing	231	229	227	225	224
Total	$142,073	$135,390	$141,776	$135,790	$135,930
In offices outside North America(1)
Commercial and industrial	$96,883	$93,750	$93,402	$95,528	$95,836
Financial institutions	27,282	26,647	26,143	23,759	21,701
Mortgage and real estate(2)	7,347	7,375	7,197	6,481	6,076
Installment and other	24,342	26,210	27,907	24,407	23,395
Lease financing	37	45	48	46	49
Governments and official institutions	3,664	3,405	3,599	2,794	3,034
Total	$159,555	$157,432	$158,296	$153,015	$150,091
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(4)	$301,628	$292,822	$300,072	$288,805	$286,021
Unallocated portfolio layer cumulative basis adjustments	$(23)	$(3)	$93	$(171)	$—
Corporate loans, net of unearned income(4)	$301,605	$292,819	$300,165	$288,634	$286,021
Total loans—net of unearned income	$687,722	$674,578	$689,362	$666,348	$660,612
Allowance for credit losses on loans (ACLL)	(18,216)	(18,296)	(18,145)	(17,629)	(17,496)
Total loans—net of unearned income and ACLL	$669,506	$656,282	$671,217	$648,719	$643,116
ACLL as a percentage of total loans— net of unearned income(5)	2.68%	2.75%	2.66%	2.68%	2.67%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	4.08%	4.07%	3.97%	3.95%	3.97%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.85%	0.98%	0.93%	0.97%	0.94%

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
(3)Consumer loans are net of unearned income of $852 million, $828 million, $802 million, $789 million and $769 million at June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of ($917) million, ($968) million, ($917) million, ($806) million and ($795) million at June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2024	2024	2023	2023	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,296	$18,145	$17,629	$17,496	$17,169
Provision for credit losses on loans (PCLL)
Consumer	$2,525	$2,201	$2,371	$1,656	$1,838
Corporate	(166)	221	101	160	(77)
Total	$2,359	$2,422	$2,472	$1,816	$1,761
Gross credit losses on loans
Consumer
In U.S. offices	$2,282	$2,190	$1,886	$1,611	$1,513
In offices outside the U.S.	304	322	351	317	280
Corporate
In U.S. offices	115	83	106	16	26
In offices outside the U.S.	14	95	25	56	60
Total	$2,715	$2,690	$2,368	$2,000	$1,879
Gross recoveries on loans
Consumer
In U.S. offices	$354	$328	$287	$274	$301
In offices outside the U.S.	57	45	51	75	63
Corporate
In U.S. offices	10	9	12	9	7
In offices outside the U.S.	11	5	24	5	4
Total	$432	$387	$374	$363	$375
Net credit losses on loans (NCLs)
In U.S. offices	$2,033	$1,936	$1,693	$1,344	$1,231
In offices outside the U.S.	250	367	301	293	273
Total	$2,283	$2,303	$1,994	$1,637	$1,504
Other—net(1)(2)(3)(4)(5)(6)	$(156)	$32	$38	$(46)	$70
Allowance for credit losses on loans (ACLL) at end of period	$18,216	$18,296	$18,145	$17,629	$17,496
ACLL as a percentage of EOP loans(7)	2.68%	2.75%	2.66%	2.68%	2.67%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,619	$1,629	$1,728	$1,806	$1,862
Total ACLL and ACLUC	$19,835	$19,925	$19,873	$19,435	$19,358
Net consumer credit losses on loans	$2,175	$2,139	$1,899	$1,579	$1,429
As a percentage of average consumer loans	2.28%	2.25%	1.98%	1.67%	1.56%
Net corporate credit losses on loans	$108	$164	$95	$58	$75
As a percentage of average corporate loans	0.15%	0.22%	0.13%	0.08%	0.11%
ACLL by type at end of period(9)
Consumer	$15,732	$15,524	$15,431	$14,912	$14,866
Corporate	2,484	2,772	2,714	2,717	2,630
Total	$18,216	$18,296	$18,145	$17,629	$17,496
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The second quarter of 2024 includes a decrease of approximately $156 million related to FX translation.
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
(7)June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023 exclude $8.5 billion, $8.9 billion, $7.6 billion, $7.4 billion and $5.8 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$163.5	8.1%
North America mortgages(3)	0.1	115.8	0.1
North America other(3)	0.7	33.3	2.1
International cards	0.9	13.2	6.8
International other(3)	0.7	60.0	1.2
Total(1)	$15.7	$385.8	4.1%
Corporate(4)
Commercial and industrial	$1.6	$154.3	1.0%
Financial institutions	0.3	66.7	0.4
Mortgage and real estate(4)	0.6	25.2	2.4
Installment and other	—	47.2	—
Total(1)	$2.5	$293.4	0.9%
Loans at fair value(1)	N/A	$8.5	N/A
Total Citigroup	$18.2	$687.7	2.7%

	December 31, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$12.6	$164.7	7.7%
North America mortgages(3)	0.2	112.0	0.2
North America other(3)	0.7	36.2	1.9
International cards	0.9	14.2	6.3
International other(3)	1.0	61.8	1.6
Total(1)	$15.4	$388.9	4.0%
Corporate(4)
Commercial and industrial	$1.7	$151.5	1.1%
Financial institutions	0.3	65.1	0.5
Mortgage and real estate(4)	0.6	24.9	2.4
Installment and other	0.1	51.3	0.2
Total(1)	$2.7	$292.9	0.9%
Loans at fair value(1)	N/A	$7.6	N/A
Total Citigroup	$18.1	$689.4	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of June 30, 2024, the $13.3 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on 2Q24 NCLs). As of June 30, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.9%. As of December 31, 2023, the $12.6 billion of ACLL represented approximately 25 months of coincident net credit loss coverage (based on 4Q23 NCLs). As of December 31, 2023, Branded Cards ACLL as a percentage of EOP loans was 6.0% and Retail Services ACLL as a percentage of EOP loans was 11.1%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	June 30, 2024
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$58,535	$417	0.7%
Banks and finance companies	52,177	151	0.3
Real estate(2)	51,517	689	1.3
Commercial	34,778	621	1.8
Residential	16,739	68	0.4
Consumer retail	33,163	250	0.8
Technology, media and telecom	30,973	260	0.8
Power, chemicals, metals and mining	19,130	294	1.5
Public sector	13,333	88	0.7
Energy and commodities	12,476	132	1.1
Health	9,289	71	0.8
Asset managers and funds	5,610	28	0.5
Insurance	2,701	16	0.6
Securities firms	1,019	13	1.3
Financial markets infrastructure	342	—	—
Other industries(3)	3,107	75	2.4
Total(4)	$293,372	$2,484	0.9%

(1)    Funded exposure excludes loans carried at fair value of $8.2 billion that are not subject to ACLL under the CECL standard.
(2)    As of June 30, 2024, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.61%.
(3)    Includes $0.8 billion of funded exposure at June 30, 2024, primarily related to commercial credit card delinquency-managed loans.
(4)    As of June 30, 2024, the ACLL above reflects coverage of 0.3% of funded investment-grade exposure and 2.4% of funded non-investment-grade exposure.

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

Non-Accrual Loans
The table below summarizes Citigroup’s non-accrual loans (NAL) as of the periods indicated. Non-accrual loans may still be current on interest payments. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. For all other non-accrual loans, cash interest receipts are generally recorded as revenue.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2024	2024	2023	2023	2023
Corporate non-accrual loans by region(1)(2)(3)
North America(4)	$456	$874	$978	$934	$358
International	542	615	904	1,041	903
Total	$998	$1,489	$1,882	$1,975	$1,261
International NAL by cluster
United Kingdom	$109	$123	$268	$282	$206
Japan, Asia North and Australia (JANA)	52	37	70	87	73
LATAM	276	328	367	407	428
Asia South	30	35	35	40	52
Europe	45	75	139	170	80
Middle East and Africa (MEA)	30	17	25	55	64
Corporate non-accrual loans(1)(2)(3)
Banking	$462	$606	$799	$953	$798
Services	30	27	103	94	123
Markets(4)	362	686	791	735	133
Mexico SBMM	144	170	189	193	207
Total	$998	$1,489	$1,882	$1,975	$1,261
Consumer non-accrual loans(1)
USPB	$285	$290	$291	$280	$276
Wealth	303	276	288	287	260
Mexico Consumer	425	465	479	463	498
Asia Consumer(5)	22	23	22	25	24
Legacy Holdings Assets (consumer)	217	227	235	247	263
Total	$1,252	$1,281	$1,315	$1,302	$1,321
Total non-accrual loans	$2,250	$2,770	$3,197	$3,277	$2,582

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
(2)Approximately 68%, 61%, 50%, 62% and 51% of Citi’s corporate non-accrual loans remain current on interest and principal payments at June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively.
(3)The June 30, 2024 total corporate non-accrual loans represented 0.33% of total corporate loans.
(4)The increase at September 30, 2023 was primarily related to two commercial real estate loans. The decrease at June 30, 2024 was primarily related to commercial real estate loans.
(5)    Asia Consumer includes balances in Poland and Russia for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,489	$1,281	$2,770	$1,213	$1,395	$2,608
Additions	212	477	689	289	339	628
Sales and transfers to HFS	(105)	(2)	(107)	—	(8)	(8)
Returned to performing	(244)	(50)	(294)	(14)	(128)	(142)
Paydowns/settlements	(248)	(153)	(401)	(151)	(99)	(250)
Charge-offs	(106)	(208)	(314)	(74)	(196)	(270)
Other	—	(93)	(93)	(2)	18	16
Ending balance	$998	$1,252	$2,250	$1,261	$1,321	$2,582
	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,882	$1,315	$3,197	$1,122	$1,317	$2,439
Additions	450	895	1,345	689	781	1,470
Sales and transfers to HFS	(318)	(6)	(324)	(25)	(14)	(39)
Returned to performing	(246)	(107)	(353)	(89)	(176)	(265)
Paydowns/settlements	(561)	(256)	(817)	(320)	(235)	(555)
Charge-offs	(206)	(464)	(670)	(106)	(388)	(494)
Other	(3)	(125)	(128)	(10)	36	26
Ending balance	$998	$1,252	$2,250	$1,261	$1,321	$2,582

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2024	2024	2023	2023	2023
OREO
North America	$17	$15	$17	$23	$17
International(1)	10	11	19	14	14
Total OREO	$27	$26	$36	$37	$31
Non-accrual assets
Corporate non-accrual loans	$998	$1,489	$1,882	$1,975	$1,261
Consumer non-accrual loans	1,252	1,281	1,315	1,302	1,321
Non-accrual loans (NAL)	$2,250	$2,770	$3,197	$3,277	$2,582
OREO	$27	$26	$36	$37	$31
Non-accrual assets (NAA)	$2,277	$2,796	$3,233	$3,314	$2,613
NAL as a percentage of total loans	0.33%	0.41%	0.46%	0.49%	0.39%
NAA as a percentage of total assets	0.09	0.11	0.13	0.14	0.11
ACLL as a percentage of NAL(2)	810	661	568	538	678
(1)Due to the immateriality of balances, the International OREO details by cluster are not provided.
(2)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

This page intentionally left blank.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including objectives and stress testing, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2023 Form 10-K.

Overview
Citi’s liquidity is managed centrally by Corporate Treasury through the Liquidity Risk Management Policy (Policy), which sets forth the minimum requirements for identifying, measuring, monitoring, controlling and reporting liquidity risk, consistent with Citi’s risk appetite in conjunction with local treasurers and with oversight provided by Independent Risk Management and the Citigroup Asset and Liability Committee (ALCO). The Policy establishes the framework for sound management of Citi’s liquidity risk, to facilitate transparency and comparability of liquidity risk-taking activities, and supports Citi’s maintenance of adequate liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events including those involving the loss or impairment of both unsecured and secured funding sources.
Citi’s enterprise-wide liquidity management framework establishes a risk appetite that is expressed as a set of quantitative minimum levels for Citigroup and Citibank, consolidated to maintain liquidity levels above limits for the U.S. Liquidity Coverage ratio (LCR), U.S. Net Stable Funding ratio (NSFR) and Internal Liquidity Stress Tests (ILST). Liquidity concentration risk, which is defined as liquidity risk due to funding concentration to a specific counterparty, industry, product type or maturity, among other categories, is an integral part of Citi’s liquidity management framework and is managed in accordance with established risk appetite limits. For example, product concentration limits consider specific attributes of a product (e.g., wholesale deposits, secured versus unsecured, etc.).

Similar requirements applicable to country legal entities, material legal entities (as defined in the public section of Citi’s 2023 resolution plan) or other legal entities are specified in the Liquidity Risk Management Procedures (Procedures). The Procedures provide for liquidity risk management, risk identification, risk appetite, risk limits and triggers, and monitoring including escalation, stress testing, risk reporting, training and review, oversight and approval of key liquidity risk proposals, and analytical tools applicable to the entities within the Procedures’ scope. In addition, the Procedures provide for data governance, roles and responsibilities, and reference to frameworks within Citi’s liquidity management.
Liquidity risk in foreign jurisdictions and legal entities is managed as part of Citi’s legal entity liquidity management framework (similar to Citigroup and Citibank), in which legal entities, including those in foreign jurisdictions, are subject to regulatory and internal liquidity stress tests on a standalone basis, managed against legal entity limits set in accordance with Citi’s risk appetite and governed by local governance forums. Citi also has other local governance forums for managing its balance sheet and liquidity at various organizational levels, including material legal entities.
Citi’s Chief Risk Officer and Chief Financial Officer co-chair Citigroup’s ALCO, which includes Citi’s Treasurer and other senior executives. The ALCO sets the strategy of the liquidity portfolio and monitors portfolio performance (see “Risk Governance—Board and Executive Management Committees” in Citi’s 2023 Form 10-K). Significant changes to portfolio asset allocations require approval by the ALCO.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Available cash	$207.6	$197.6	$254.3	$7.6	$5.7	$4.9	$215.2	$203.3	$259.2
U.S. sovereign	216.8	133.3	120.3	47.2	63.0	74.7	264.0	196.3	195.0
U.S. agency/agency MBS	28.3	55.9	45.1	0.2	2.5	3.8	28.5	58.4	48.9
Foreign government debt(1)	18.4	74.4	60.9	15.5	19.0	19.1	33.9	93.4	80.0
Other investment grade	—	0.3	0.5	—	0.1	0.2	—	0.4	0.7
Total HQLA (AVG)	$471.1	$461.5	$481.1	$70.5	$90.3	$102.7	$541.6	$551.8	$583.8

Note: The amounts in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts applicable under the U.S. LCR rule. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act. Changes in HQLA line categories from prior periods were primarily driven by the re-allocation of nontransferable HQLA, which did not change total average HQLA, and thus did not impact Citi’s LCR ratio.
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, India and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA decreased quarter-over-quarter as of the second quarter of 2024, primarily driven by a reduction in short-term borrowings.
As of June 30, 2024, Citigroup had approximately $899 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($528 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($239 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($132 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
HQLA	$541.6	$551.8	$583.8
Net outflows	464.0	473.0	491.9
LCR	117%	117%	119%
HQLA in excess of net outflows	$77.6	$78.8	$91.9

Note: The amounts are presented on an average basis.

As of June 30, 2024, Citigroup’s average LCR was unchanged from the quarter ended March 31, 2024, as Citi’s average HQLA and net outflows decreased proportionally during the two periods.
In addition, considering Citi’s total available liquidity resources at quarter end of $899 billion, Citi maintained approximately $435 billion of excess liquidity resources above the stressed average net outflow of approximately $464 billion, presented in the LCR table above.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
The NSFR is required by a rule promulgated by the U.S. banking agencies and measures the availability of a bank’s stable funding against the required stable funding in accordance with the calculation as defined by the rule.
In general, a bank’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding will be based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liability classes. The ratio of available stable funding to required stable funding must be greater than 100%.
For the quarter ended June 30, 2024, Citigroup’s consolidated NSFR was compliant with the rule. Refer to Citi’s U.S. NSFR Disclosure report covering June 30, 2024 and March 31, 2024 on Citi’s Investor Relations website for additional information.

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet on an average and end-of-period basis.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. At June 30, 2024, Citi’s EOP cash and Investment securities comprised approximately 31% of Citigroup’s total assets:

In billions of dollars	2Q24	1Q24	2Q23
Cash and due from banks	$25	$27	$28
Deposits with banks	251	252	310
Investment securities	511	516	508
Total Citigroup cash and Investment securities (AVG)	$787	$795	$846
Total Citigroup cash and Investment securities (EOP)	$754	$788	$804

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	2Q24	1Q24	2Q23
Services	$804	$808	$814
TTS	677	684	689
Securities Services	127	124	125
Markets	25	24	23
Banking	1	1	1
USPB	93	100	113
Wealth	316	316	311
All Other—Legacy Franchises	50	51	57
All Other—Corporate/Other	21	26	19
Total Citigroup deposits (AVG)	$1,310	$1,326	$1,338
Total Citigroup deposits (EOP)	$1,278	$1,307	$1,320

Citi’s deposit base is spread across a diversified set of countries, industries, clients and currencies and is subject to Citi’s Liquidity Risk Management Policy and Procedures.
End-of-period deposits decreased 3% year-over-year, largely due to a decline in TTS in Services, primarily reflecting quantitative tightening. End-of-period deposits decreased 2% sequentially, primarily driven by seasonal outflows and transfer to investments in Wealth as well as non-operating outflows in TTS.
On an average basis, deposits declined 2% year-over-year and decreased 1% sequentially. In the second quarter of 2024, average deposits for:

•Services decreased 1% year-over-year, as TTS decreased 2%, partially offset by an increase in Securities Services of 2%. This net decline reflected the impact of quantitative tightening and non-operating deposit outflows.
•USPB decreased 18% year-over-year, as the transfer of certain relationships and the associated deposits to Wealth more than offset the underlying growth.
•Wealth increased 2% year-over-year, largely reflecting the transfer of certain relationships and the associated deposits from USPB, partially offset by the shift in deposits to higher-yielding investments on Citi’s platform.
•All Other decreased 7% year-over-year, primarily as a result of the continued wind-downs of Asia Consumer and the U.K. retail banking business.

The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $807 billion) and span 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, nearly 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.

Citi also has a strong consumer and wealth deposit base, with $404 billion of USPB and Wealth deposits as of the end of the current quarter, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB, and across regions and products. As of the end of the current quarter, approximately 71% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 37% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt

Weighted-Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Unsecured debt	7.6	7.4	7.7
Non-bank benchmark debt	7.2	6.9	7.3
Customer-related debt	8.7	8.6	8.2
TLAC-eligible debt	8.6	8.4	8.9

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity where the option is not held by the issuer, the WAM is calculated based on the earliest date an option becomes exercisable.

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Non-bank(1)
Benchmark debt:
Senior debt	$107.7	$111.0	$111.1
Subordinated debt	27.2	27.2	24.5
Trust preferred	1.6	1.6	1.6
Customer-related debt	102.3	108.9	110.3
Local country and other(2)	8.5	7.4	7.9
Total non-bank	$247.3	$256.1	$255.4
Bank
FHLB borrowings	$11.5	$11.5	$7.5
Securitizations(3)	5.6	6.7	5.5
Citibank benchmark senior debt	12.8	7.9	2.6
Local country and other(2)	3.1	3.3	3.5
Total bank	$33.0	$29.4	$19.1
Total long-term debt	$280.3	$285.5	$274.5

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2024, non-bank included $83.4 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded Cards receivables.

Citi’s total long-term debt outstanding increased 2% year-over-year, largely driven by increased senior benchmark debt, FHLB borrowings by the bank and subordinated debt at the non-bank entities. The increase was partially offset by a decline in customer-related debt and senior benchmark debt at the non-bank entities. Sequentially, long-term debt outstanding decreased 2%, largely related to customer-related debt redemptions.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2024, Citi redeemed or repurchased an aggregate of $16.3 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q24		1Q24		2Q23
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$9.0	$5.7	$1.0	$3.0	$5.3	$—
Subordinated debt	—	—	—	2.5	1.3	3.2
Trust preferred	—	—	—	—	—	—
Customer-related debt	16.5	13.4	13.5	12.3	12.5	10.6
Local country and other	1.1	2.3	2.1	1.4	0.9	0.6
Total non-bank	$26.6	$21.4	$16.6	$19.2	$20.0	$14.4
Bank
FHLB borrowings	$1.0	$1.0	$1.0	$1.0	$2.3	$2.5
Securitizations	1.1	—	—	—	1.1	—
Citibank benchmark senior debt	—	5.0	2.3	—	—	—
Local country and other	0.4	0.3	0.2	0.2	0.1	—
Total bank	$2.5	$6.3	$3.5	$1.2	$3.5	$2.5
Total	$29.1	$27.7	$20.1	$20.4	$23.5	$16.9

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the second quarter of 2024, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2024:

		Maturities
In billions of dollars	2Q24 YTD	Remaining 2024	2025	2026	2027	2028	2029	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$10.0	$2.9	$4.8	$24.1	$7.1	$16.5	$3.5	$48.8	$107.7
Subordinated debt	—	0.9	5.1	2.4	3.6	2.0	—	13.2	27.2
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	30.0	10.0	19.0	10.9	11.3	7.5	7.1	36.5	102.3
Local country and other	3.2	0.6	1.7	0.8	—	1.0	1.3	3.1	8.5
Total non-bank	$43.2	$14.4	$30.6	$38.2	$22.0	$27.0	$11.9	$103.2	$247.3
Bank
FHLB borrowings	$2.0	$5.0	$6.5	$—	$—	$—	$—	$—	$11.5
Securitizations	1.1	—	3.1	—	0.8	1.0	—	0.7	5.6
Citibank benchmark senior debt	2.3	0.3	2.5	5.5	—	2.5	—	2.0	12.8
Local country and other	0.6	0.6	0.3	0.6	0.2	0.1	1.3	—	3.1
Total bank	$6.0	$5.9	$12.4	$6.1	$1.0	$3.6	$1.3	$2.7	$33.0
Total long-term debt	$49.2	$20.3	$43.0	$44.3	$23.0	$30.6	$13.2	$105.9	$280.3

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term financings that generally include (i) secured funding transactions consisting of securities loaned or sold under agreements to repurchase, i.e., repos, and (ii) to a lesser extent, short-term borrowings consisting of commercial paper issuances and borrowings from the FHLB and other market participants.

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
Secured funding of $305 billion as of June 30, 2024 increased 17% year-over-year and 2% sequentially, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended June 30, 2024, on an average basis, secured funding was $336 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $39 billion as of June 30, 2024 decreased 4% year-over-year, as issuances of long-term debt replaced the need for short-term borrowings. Sequentially, short-term borrowings increased 21%, compared to March 31, 2024, driven by additional funding to support client activities (see Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
The table below presents the ratings for Citigroup and Citibank as of June 30, 2024. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of June 30, 2024.

Ratings as of June 30, 2024

	Citigroup Inc.			Citibank, N.A.
	Long-term	Short-term	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Ratings (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.1 billion (compared to $0.2 billion as of March 31, 2024). Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.1 billion (compared to $0.3 billion as of March 31, 2024). Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of June 30, 2024, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, compared to $0.6 billion as of March 31, 2024. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of June 30, 2024, Citibank had liquidity commitments of approximately $10.8 billion to consolidated asset-backed commercial paper conduits (compared to $11.1 billion at March 31, 2024) (see Note 21).
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

Banking Book Interest Rate Risk
For interest rate risk purposes, Citi’s non-trading portfolios are referred to as the Banking Book. Management of interest rate risk in the Banking Book is governed by Citi’s Non-Trading Market Risk Policy. Management’s Asset and Liability Committee (ALCO) establishes Citi’s risk appetite and related limits for interest rate risk in the Banking Book, which are subject to approval by Citigroup’s Board of Directors. Corporate Treasury is responsible for the day-to-day management of Citi’s Banking Book interest rate risk as well as periodically reviewing it with the ALCO. Citi’s Banking Book interest rate risk management is also subject to independent oversight from the second line of defense team reporting to the Chief Risk Officer.
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

In millions of dollars, except as otherwise noted	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(406)	$(151)	$(55)
All other currencies	1,382	1,398	1,468
Total	$976	$1,247	$1,413
As a percentage of average interest-earning assets	0.04%	0.06%	0.06%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,084)	$(1,236)	$(1,416)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(14)	(13)	(12)

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

The All other currencies of $1,382 million as of June 30, 2024 in the table above includes the impact from the following top five non-U.S. dollar currencies by absolute size: approximately $(0.2) billion from the euro, $0.2 billion each from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Indian rupee and Chinese yuan. The remaining balance is spread across more than 30 additional currencies.
Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of June 30, 2024 decreased quarter-over-quarter and year-over-year, primarily reflecting the net impact of lower expected gains due to U.S. dollar interest rate moves that have already been realized and changes in Citi’s balance sheet. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.1 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately six months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under six different scenarios of changes in interest rates for the U.S. dollar and all other currencies in which Citi has invested capital as of June 30, 2024. The 100 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	100	100	—	—	(100)	(100)
10-year rate change (bps)	100	—	100	(100)	—	(100)
Interest rate exposure
U.S. dollar	$(406)	$(516)	$144	$(120)	$(109)	$(262)
All other currencies(1)	1,382	1,165	222	(224)	(1,138)	(1,346)
Total	$976	$649	$366	$(344)	$(1,247)	$(1,608)
Estimated initial impact to AOCI (after-tax)(2)	$(1,084)	$(1,180)	$91	$(362)	$1,169	$858

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
(1)The Scenario 1 impact of $1,382 million consists of the following top five non-U.S. dollar currencies as of June 30, 2024 by absolute size: approximately $(0.2) billion from the euro, $0.2 billion each from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Indian rupee and Chinese yuan. The remaining balance is spread across more than 30 additional currencies.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As presented in the table above, the estimated impact to Citi’s net interest income is larger under Scenario 2 than Scenario 3, as Citi’s Banking Book has relatively higher interest rate exposure to the short end of the yield curve. For U.S. dollars, exposure to downward rate shocks is smaller in magnitude than to upward rate shocks. This is because of the lower benefit to net interest income from Citi’s deposit base at higher rate levels, as well as the prepayment effects on mortgage loans and mortgage-backed securities.
The magnitude of the impact to AOCI is greater under Scenario 2 compared to Scenario 3. This is because Citi’s investment portfolio and pension liabilities are more sensitive to rates at shorter- and intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2024, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, euro, Singapore dollar and Indian rupee.
This impact is also before any mitigating actions Citi may take, including ongoing management of its foreign currency translation exposure. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s RWA denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s CET1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital compared to an unanticipated parallel shock, as described above.
The effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates, and the quarterly impact of these changes on Citi’s TCE and CET1 Capital ratio, are presented in the table below. See Note 19 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Change in FX spot rate(1)	(2.7)%	(1.7)%	(0.2)%
Change in TCE due to FX translation, net of hedges	$(1,274)	$(1,000)	$(98)
As a percentage of TCE	(0.8)%	(0.6)%	(0.1)%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Income/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2024		2024		2023		2Q24 vs. 2Q23
Interest income(1)	$36,009		$36,246		$32,660		10%
Interest expense(2)	22,494		22,716		18,747		20
Net interest income, taxable equivalent basis(1)	$13,515		$13,530		$13,913		(3)%
Interest income—average rate(3)	6.42%		6.48%		5.82%		60	bps
Interest expense—average rate	4.96		5.01		4.15		81	bps
Net interest margin(3)(4)	2.41		2.42		2.48		(7)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.83%		4.48%		4.26%		57	bps
10-year U.S. Treasury note—average rate	4.45		4.16		3.60		85	bps
10-year vs. two-year spread	(38)	bps	(32)	bps	(66)	bps

(1)Interest income and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $22 million, $23 million and $13 million for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income by average interest-earning assets.

Non-Markets Net Interest Income

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2024	2024	2023	2Q24 vs. 2Q23
Net interest income—taxable equivalent basis(1) per above	$13,515	$13,530	$13,913	(3)%
Markets net interest income—taxable equivalent basis(1)	2,060	1,729	2,012	2
Non-Markets net interest income—taxable equivalent basis(1)	$11,455	$11,801	$11,901	(4)%

(1)Interest income and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income in the second quarter of 2024 was $13.5 billion, on both a reported and taxable equivalent basis, a decrease of 3% or $0.4 billion from the prior-year period, primarily driven by a 4% decline in non-Markets net interest income. The decline in non-Markets net interest income largely reflected lower revenue from Citi’s net investment in Argentina, higher mortgage funding costs in Wealth and higher funding costs in the mortgage-backed securities portfolio in Corporate Treasury within All Other, partially offset by loan growth in cards. Markets net interest income increased 2%, primarily driven by Fixed Income Markets, partially offset by Equity Markets.
Citi’s net interest margin was 2.41% on a taxable equivalent basis in the current quarter, a decrease of one basis point from the prior quarter, largely driven by the lower revenue from Citi’s net investment in Argentina and seasonally lower revolving balances in cards, largely offset by the benefits of dividend seasonality in Markets.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2024	2024	2023	2024	2024	2023	2024	2024	2023
Deposits with banks(4)	$250,665	$251,928	$310,047	$2,710	$2,647	$3,049	4.35%	4.23%	3.94%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$144,904	$146,905	$182,676	$2,949	$3,424	$3,227	8.19%	9.37%	7.09%
In offices outside the U.S.(4)	212,065	211,794	183,028	4,262	4,398	3,027	8.08	8.35	6.63
Total	$356,969	$358,699	$365,704	$7,211	$7,822	$6,254	8.12%	8.77%	6.86%
Trading account assets(6)(7)
In U.S. offices	$225,993	$221,725	$180,214	$2,769	$2,660	$2,071	4.93%	4.83%	4.61%
In offices outside the U.S.(4)	162,648	147,956	149,015	1,734	1,468	1,681	4.29	3.99	4.52
Total	$388,641	$369,681	$329,229	$4,503	$4,128	$3,752	4.66%	4.49%	4.57%
Investments
In U.S. offices
Taxable	$312,425	$321,048	$337,957	$2,078	$2,144	$2,238	2.68%	2.69%	2.66%
Exempt from U.S. income tax	11,143	11,337	11,577	108	107	108	3.90	3.80	3.74
In offices outside the U.S.(4)	186,974	183,736	158,415	2,641	2,606	2,110	5.68	5.70	5.34
Total	$510,542	$516,121	$507,949	$4,827	$4,857	$4,456	3.80%	3.78%	3.52%
Consumer loans(8)
In U.S. offices	$307,629	$305,469	$289,122	$8,010	$8,038	$7,294	10.47%	10.58%	10.12%
In offices outside the U.S.(4)	75,582	76,331	78,730	1,770	1,760	1,668	9.42	9.27	8.50
Total	$383,211	$381,800	$367,852	$9,780	$9,798	$8,962	10.26%	10.32%	9.77%
Corporate loans(8)
In U.S. offices	$136,197	$136,929	$135,716	$2,216	$2,200	$1,791	6.54%	6.46%	5.29%
In offices outside the U.S.(4)	160,213	160,026	150,023	3,502	3,559	3,311	8.79	8.94	8.85
Total	$296,410	$296,955	$285,739	$5,718	$5,759	$5,102	7.76%	7.80%	7.16%
Total loans(8)
In U.S. offices	$443,826	$442,398	$424,838	$10,226	$10,238	$9,085	9.27%	9.31%	8.58%
In offices outside the U.S.(4)	235,795	236,357	228,753	5,272	5,319	4,979	8.99	9.05	8.73
Total	$679,621	$678,755	$653,591	$15,498	$15,557	$14,064	9.17%	9.22%	8.63%
Other interest-earning assets(9)	$70,486	$75,001	$85,083	$1,260	$1,235	$1,085	7.19%	6.62%	5.11%
Total interest-earning assets	$2,256,924	$2,250,185	$2,251,603	$36,009	$36,246	$32,660	6.42%	6.48%	5.82%
Non-interest-earning assets(6)	$199,565	$200,152	$214,011
Total assets	$2,456,489	$2,450,337	$2,465,614

Six Months—Assets	Average balance		Interest income		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2024	2023	2024	2023	2024	2023
Deposits with banks(4)	$251,297	$319,094	$5,357	$6,080	4.29%	3.84%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$145,904	$184,624	$6,373	$6,067	8.78%	6.63%
In offices outside the U.S.(4)	211,930	182,252	8,660	5,361	8.22	5.93
Total	$357,834	$366,876	$15,033	$11,428	8.45%	6.28%
Trading account assets(6)(7)
In U.S. offices	$223,859	$172,215	$5,429	$3,844	4.88%	4.50%
In offices outside the U.S.(4)	155,302	141,811	3,202	2,656	4.15	3.78
Total	$379,161	$314,026	$8,631	$6,500	4.58%	4.17%
Investments
In U.S. offices
Taxable	$316,737	$341,366	$4,222	$4,387	2.68%	2.59%
Exempt from U.S. income tax	11,240	11,593	215	224	3.85	3.90
In offices outside the U.S.(4)	185,355	159,278	5,247	4,004	5.69	5.07
Total	$513,332	$512,237	$9,684	$8,615	3.79%	3.39%
Consumer loans(8)
In U.S. offices	$306,549	$286,307	$16,048	$14,345	10.53%	10.10%
In offices outside the U.S.(4)	75,957	79,453	3,530	3,241	9.35	8.23
Total	$382,506	$365,760	$19,578	$17,586	10.29%	9.70%
Corporate loans(8)
In U.S. offices	$136,563	$136,725	$4,416	$3,527	6.50%	5.20%
In offices outside the U.S.(4)	160,120	151,179	7,061	6,262	8.87	8.35
Total	$296,683	$287,904	$11,477	$9,789	7.78%	6.86%
Total loans(8)
In U.S. offices	$443,112	$423,032	$20,464	$17,872	9.29%	8.52%
In offices outside the U.S.(4)	236,077	230,632	10,591	9,503	9.02	8.31
Total	$679,189	$653,664	$31,055	$27,375	9.19%	8.45%
Other interest-earning assets(9)	$72,744	$86,421	$2,495	$2,101	6.90%	4.90%
Total interest-earning assets	$2,253,557	$2,252,318	$72,255	$62,099	6.45%	5.56%
Non-interest-earning assets(6)	$199,856	$211,611
Total assets	$2,453,413	$2,463,929

(1)Interest income and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $22 million, $23 million and $13 million for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023, respectively, and $45 million and $57 million for the six months ended June 30, 2024 and 2023, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2024	2024	2023	2024	2024	2023	2024	2024	2023
Deposits
In U.S. offices(4)	$563,915	$590,112	$595,476	$5,747	$5,901	$4,983	4.10%	4.02%	3.36%
In offices outside the U.S.(5)	544,818	542,085	536,735	4,488	4,510	3,744	3.31	3.35	2.80
Total	$1,108,733	$1,132,197	$1,132,211	$10,235	$10,411	$8,727	3.71%	3.70%	3.09%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$243,792	$214,904	$170,226	$4,349	$4,310	$3,084	7.17%	8.07%	7.27%
In offices outside the U.S.(5)	92,575	95,636	91,921	2,613	2,656	1,869	11.35	11.17	8.16
Total	$336,367	$310,540	$262,147	$6,962	$6,966	$4,953	8.32%	9.02%	7.58%
Trading account liabilities(7)(8)
In U.S. offices	$39,110	$43,045	$50,429	$432	$440	$479	4.44%	4.11%	3.81%
In offices outside the U.S.(5)	64,438	60,629	77,925	362	391	391	2.26	2.59	2.01
Total	$103,548	$103,674	$128,354	$794	$831	$870	3.08%	3.22%	2.72%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$74,353	$78,408	$86,990	$1,626	$1,702	$1,608	8.80%	8.73%	7.41%
In offices outside the U.S.(5)	32,924	30,192	39,744	282	254	169	3.44	3.38	1.71
Total	$107,277	$108,600	$126,734	$1,908	$1,956	$1,777	7.15%	7.24%	5.62%
Long-term debt(10)
In U.S. offices	$167,043	$166,128	$159,803	$2,547	$2,500	$2,367	6.13%	6.05%	5.94%
In offices outside the U.S.(5)	2,486	2,500	2,524	48	52	53	7.77	8.37	8.42
Total	$169,529	$168,628	$162,327	$2,595	$2,552	$2,420	6.16%	6.09%	5.98%
Total interest-bearing liabilities	$1,825,454	$1,823,639	$1,811,773	$22,494	$22,716	$18,747	4.96%	5.01%	4.15%
Non-interest-bearing deposits(11)	$201,167	$194,239	$206,020
Other non-interest-bearing liabilities(7)	222,322	226,207	238,738
Total liabilities	$2,248,943	$2,244,085	$2,256,531
Citigroup stockholders’ equity	$206,749	$205,463	$208,459
Noncontrolling interests	797	789	624
Total equity	$207,546	$206,252	$209,083
Total liabilities and stockholders’ equity	$2,456,489	$2,450,337	$2,465,614
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,278,753	$1,294,095	$1,336,146	$5,720	$6,032	$6,961	1.80%	1.87%	2.09%
In offices outside the U.S.(6)	978,171	956,090	915,457	7,795	7,498	6,952	3.21	3.15	3.05
Total	$2,256,924	$2,250,185	$2,251,603	$13,515	$13,530	$13,913	2.41%	2.42%	2.48%

Six Months—Liabilities	Average balance		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2024	2023	2024	2023	2024	2023
Deposits
In U.S. offices(4)	$577,013	$599,736	$11,648	$9,415	4.06%	3.17%
In offices outside the U.S.(5)	543,452	539,957	8,998	7,020	3.33	2.62
Total	$1,120,465	$1,139,693	$20,646	$16,435	3.71%	2.91%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$229,348	$150,731	$8,659	$5,316	7.59%	7.11%
In offices outside the U.S.(5)	94,106	92,197	5,269	3,203	11.26	7.01
Total	$323,454	$242,928	$13,928	$8,519	8.66%	7.07%
Trading account liabilities(7)(8)
In U.S. offices	$41,077	$51,333	$872	$891	4.27%	3.50%
In offices outside the U.S.(5)	62,534	77,525	753	766	2.42	1.99
Total	$103,611	$128,858	$1,625	$1,657	3.15%	2.59%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$76,381	$91,541	$3,328	$3,090	8.76%	6.81%
In offices outside the U.S.(5)	31,558	43,837	536	336	3.42	1.55
Total	$107,939	$135,378	$3,864	$3,426	7.20%	5.10%
Long-term debt(10)
In U.S. offices	$166,586	$163,827	$5,047	$4,652	6.09%	5.73%
In offices outside the U.S.(5)	2,493	2,603	100	105	8.07	8.13
Total	$169,079	$166,430	$5,147	$4,757	6.12%	5.76%
Total interest-bearing liabilities	$1,824,548	$1,813,287	$45,210	$34,794	4.98%	3.87%
Non-interest-bearing deposits(11)	$197,703	$211,039
Other non-interest-bearing liabilities(7)	224,267	233,062
Total liabilities	$2,246,518	$2,257,388
Citigroup stockholders’ equity	$206,106	$205,937
Noncontrolling interests	789	604
Total equity	$206,895	$206,541
Total liabilities and stockholders’ equity	$2,453,413	$2,463,929
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,286,424	$1,338,537	$11,752	$14,416	1.84%	2.17%
In offices outside the U.S.(6)	967,131	913,781	15,293	12,889	3.18	2.84
Total	$2,253,555	$2,252,318	$27,045	$27,305	2.41%	2.44%

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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of June 30, 2024, Citi estimates that the conservative features of the VAR calibration contribute an approximate 23% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of March 31, 2024, the add-on was 30%.
As presented in the table below, Citi’s average trading VAR for the second quarter of 2024 decreased 26% from the first quarter of 2024, primarily from inventory changes in the Markets businesses and a reduction in volatility.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2024	2024 Average	March 31, 2024	2024 Average	June 30, 2023	2023 Average
Interest rate	$79	$97	$91	$112	$109	$129
Credit spread	64	66	64	62	63	69
Covariance adjustment(1)	(48)	(56)	(45)	(50)	(48)	(49)
Fully diversified interest rate and credit spread(2)	$95	$107	$110	$124	$124	$149
Foreign exchange	49	45	49	73	20	18
Equity	36	23	26	27	30	22
Commodity	29	25	22	19	29	37
Covariance adjustment(1)	(113)	(85)	(82)	(88)	(91)	(89)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$96	$115	$125	$155	$112	$137
Specific risk-only component(3)	$(3)	$(5)	$3	$(1)	$(15)	$(9)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$99	$120	$122	$156	$127	$146
Incremental impact of the credit portfolio(4)	$10	$9	$12	$10	$33	$11
Total trading and credit portfolio VAR	$106	$124	$137	$165	$145	$148

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2024		2024		2023
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$76	$120	$85	$132	$102	$186
Credit spread	58	74	55	71	57	83
Fully diversified interest rate and credit spread	$88	$129	$95	$145	$116	$211
Foreign exchange	32	60	43	111	12	24
Equity	13	36	21	36	15	32
Commodity	20	32	14	25	25	47
Total trading	$92	$147	$125	$185	$107	$192
Total trading and credit portfolio	97	156	132	196	118	200

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	June 30, 2024
Total—all market risk factors, including general and specific risk
Average—during quarter	$113
High—during quarter	145
Low—during quarter	89

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
As of June 30, 2024, there were two back-testing exceptions observed for Citi’s Regulatory VAR in the last 12 months.
OTHER RISKS

For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2023 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2024. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 98% of Citi’s exposure to all countries as of June 30, 2024.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 40% of corporate loans presented in the table below are to U.K. domiciled entities (46% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 90% of the total U.K. funded loans and 85% of the total U.K. unfunded commitments were investment grade as of June 30, 2024.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	Services, Markets and Banking loans	Wealth loans(1)	Legacy Franchises loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q24	Total as of 1Q24(7)	Total as of 2Q23(7)	Total as a % of Citi as of 2Q24
United Kingdom	$37.5	$4.9	$—	$1.7	$40.2	$14.1	$(5.4)	$3.5	$3.6	$100.1	$97.4	$97.6	5.7%
Mexico	10.1	0.2	24.5	0.4	7.4	4.3	(1.7)	23.9	1.8	70.9	77.0	68.9	4.0
Ireland	16.2	—	—	0.2	34.7	0.1	(0.2)	—	0.4	51.4	51.0	49.9	2.9
Hong Kong	9.5	20.3	—	0.1	5.0	1.5	(0.6)	11.0	2.3	49.1	46.4	46.0	2.8
Singapore	12.4	17.8	—	0.3	5.4	1.2	(0.7)	5.7	1.4	43.5	44.4	43.9	2.5
Brazil	11.6	—	—	—	3.1	5.1	(0.8)	6.7	2.2	27.9	31.1	31.0	1.6
India	8.2	—	—	0.5	4.0	1.8	(0.6)	8.2	1.8	23.9	23.0	23.6	1.4
South Korea	3.7	—	4.0	0.1	1.3	0.8	(0.6)	8.5	2.6	20.4	19.7	22.4	1.2
Poland	3.1	—	1.5	—	3.2	1.2	(0.3)	9.0	0.4	18.1	17.6	14.1	1.0
United Arab Emirates	7.1	1.4	—	0.2	4.6	0.2	(0.4)	4.2	(0.1)	17.2	18.8	16.2	1.0
China	5.9	—	—	0.9	1.4	0.9	(1.3)	8.8	0.6	17.2	17.8	18.2	1.0
Australia	9.0	0.3	—	—	5.7	1.0	(1.3)	0.7	1.3	16.7	14.4	15.7	0.9
Canada	1.5	1.5	—	0.1	5.9	2.2	(1.9)	3.2	3.0	15.5	14.6	16.4	0.9
Japan	1.7	—	—	—	3.2	5.5	(1.9)	4.3	2.0	14.8	14.0	13.2	0.8
Germany	0.5	—	—	0.1	7.1	4.1	(4.0)	8.5	(3.0)	13.3	17.9	18.8	0.8
Jersey	2.5	2.6	—	—	7.0	—	(0.1)	—	—	12.0	11.9	11.5	0.7
Czech Republic	0.8	—	—	—	0.9	3.4	(0.1)	0.9	—	5.9	4.7	5.2	0.3
Indonesia	1.8	—	—	—	0.5	0.6	(0.1)	1.8	0.6	5.2	5.1	6.4	0.3
Luxembourg	—	1.1	—	—	—	0.4	(0.4)	4.0	0.1	5.2	5.4	5.2	0.3
Taiwan	3.8	—	—	—	0.5	0.3	(0.1)	0.4	0.1	5.0	4.8	14.0	0.3
Malaysia	1.2	—	—	0.1	0.8	0.1	(0.2)	2.7	0.1	4.8	5.6	4.9	0.3
South Africa	1.5	—	—	—	0.6	0.2	(0.3)	2.6	(0.2)	4.4	4.1	4.5	0.2
Thailand	0.9	—	—	—	0.4	—	—	2.5	0.3	4.1	4.4	3.7	0.2
Italy	0.8	—	—	0.1	2.6	1.6	(1.4)	—	0.2	3.9	2.6	5.2	0.2
France	0.1	—	—	—	1.2	1.7	(4.8)	0.3	5.3	3.8	(2.7)	(3.5)	0.2
Total as a % of Citi’s total exposure													31.5%
Total as a % of Citi’s non-U.S. total exposure													91.4%
(1)    Wealth loans reflect funded loans, including those related to the Private Bank, net of unearned income. As of June 30, 2024, Private Bank loans in the table above totaled $19.6 billion, concentrated in Singapore ($5.0 billion), the U.K. ($4.9 billion) and Hong Kong ($4.8 billion).
(2)    Other funded includes Legacy Franchises and other direct exposures such as accounts receivable, loans HFS, other loans in Corporate/Other and investments accounted for under the equity method.
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
(7)    For the period ended June 30, 2023, $8.3 billion of All Other—Legacy Franchises loans were reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in each applicable country. There were no such balances to report for the period ended March 31, 2024. See “All Other—Legacy Franchises” above and Note 2.

Russia

Overview
In Russia, Citi’s remaining operations are conducted through Services, Markets, Banking and All Other—Legacy Franchises. Citi continues to monitor the war in Ukraine, related sanctions and economic conditions and continues to mitigate its Russia exposures and risks as appropriate.
Citi previously ended nearly all of the institutional banking services it offered in Russia, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations. In addition, Citi significantly reduced its All Other—Legacy Franchises consumer loan portfolio in Russia (reported as part of Asia Consumer), largely due to loan portfolio sales and its entry into a credit card referral agreement with a Russian bank.

Citi ceased soliciting any new business or new clients in Russia. Citi continues to manage its existing legal and regulatory commitments and obligations, as well as support its employees. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.
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

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	June 30, 2024	March 31, 2024	June 30, 2023	Change 2Q24 vs. 1Q24
Loans	$—	$0.1	$0.3	$(0.1)
Investment securities(1)	0.3	0.3	0.6	—
Net MTM on derivatives/repos	0.9	1.4	2.0	(0.5)
Total hedges (on loans and CVA)	—	—	(0.1)	—
Unfunded(2)	—	—	—	—
Trading accounts assets	—	—	—	—
Country risk exposure	$1.2	$1.8	$2.8	$(0.6)
Cash on deposit and placements(3)	1.6	0.5	0.9	1.1
Deposit Insurance Agency(4)	5.3	4.6	—	0.7
National Settlements Depository(4)	—	—	2.8	—
Total third-party exposure(5)	$8.1	$6.9	$6.5	$1.2
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Russia exposure(6)	$8.2	$7.0	$6.6	$1.2

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
(5)    The majority of AO Citibank’s third-party exposures were funded with the dividends described in footnote 4 and domestic deposit liabilities from both corporate and personal banking clients.
(6)    Citigroup’s CTA loss included in its AOCI related to its indirect subsidiary, AO Citibank, is excluded from the above table, because the CTA loss is not held in AO Citibank and would be recognized in Citigroup’s earnings only upon either the substantial liquidation or a loss of control of AO Citibank. Citi has separately described these risks in “Deconsolidation Risk” below.

During the second quarter of 2024, Citi’s Russia-related exposures increased by $1.2 billion, as presented in the table above. The increase in exposures was primarily driven by inflows from dividends received from Russian corporations on behalf of Citi’s clients. Approximately 77% of Citi’s $8.2 billion of total Russia exposures are corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government, of which $5.3 billion is held with the Deposit Insurance Agency as of June 30, 2024.
Citi’s net investment in Russia was approximately $0.1 billion as of June 30, 2024 (down from $0.2 billion at March 31, 2024).
Citi hedges its Russian ruble/U.S. dollar spot FX exposure in AOCI through the purchase of FX derivatives. The ongoing mark-to-market of the hedging derivatives is also reported in AOCI. When the Russian ruble depreciates against the U.S. dollar, the U.S. dollar equivalent value of Citigroup’s investment in AO Citibank also declines. This change in value is offset by the change in value of the hedging instrument (FX derivative). Going forward, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

Earnings and Other Impacts on Citi’s Businesses
Services, Markets, Banking and All Other—Legacy Franchises results have been impacted by various macroeconomic factors and volatilities, including the war in Ukraine and its direct and indirect impacts on the European and global economies. For a broader discussion of these factors and volatilities on Citi’s businesses, see “Executive Summary” and each applicable business’s results of operations above.
As of June 30, 2024, Citigroup’s ACL included a $0.1 billion remaining credit reserve for Citi’s direct Russian counterparties (largely unchanged from December 31, 2023). This balance does not include the additional reserves for transfer risk for exposures in Russia.

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $67 million to-date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $54 million in estimated charges (approximately $1 million in Banking and $53 million in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see Note 2 and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2023 Form 10-K.
Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2023 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of June 30, 2024, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi’s foreign entity in Russia, Citi would be required to (i) write off the net investment of approximately $0.1 billion (down from $0.2 billion at March 31, 2024), (ii) recognize a CTA loss of approximately $1.6 billion (unchanged from March 31, 2024) through earnings and (iii) recognize a loss of $0.7 billion (up from $0.6 billion as of March 31, 2024) on net intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve.

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
These processes may require Citi to delay or withhold the processing of payments as a result of sanctions on the bond issuer. Citi is also prevented from making payments to accounts on behalf of bondholders should the ICSDs disclose to Citi the presence of sanctioned bondholders. In both instances, Citi is generally required to segregate, restrict or block the funds until applicable sanctions are lifted or the payments are otherwise authorized under applicable law.

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

Board of Directors’ Role in Overseeing Related Risks
The Citigroup Board of Directors (Board) and the Board’s Risk Management Committee (RMC) and its other Committees have received and continue to receive regular reports from senior management regarding the war in Ukraine and its impact on Citi’s operations in Russia, Ukraine and elsewhere, as well as the war’s broader geopolitical, macroeconomic and reputational impacts. The reports to the Board and its Committees from senior management who represent the impacted businesses and the international cluster, Independent Risk Management, Finance, Independent Compliance Risk Management, including those individuals responsible for sanctions compliance, and Human Resources, have included detailed information regarding financial impacts, impacts on capital, cybersecurity, strategic considerations, sanctions compliance, employee assistance and reputational risks, enabling the Board and its Committees to properly exercise their oversight responsibilities. In addition, senior management has also provided updates to Citi’s Executive Management Team and the Board, outside of formal meetings, regarding Citi’s Russia-related risks, including with respect to cybersecurity matters.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 220 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of June 30, 2024, Citi had $1.5 billion of direct exposures related to Ukraine (compared to $1.4 billion at March 31, 2024).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of June 30, 2024, Citi’s net investment in its Argentine operations was approximately $1.4 billion (compared to $1.6 billion at March 31, 2024). Citi uses the U.S. dollar (USD) as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary in accordance with GAAP. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Citi uses Argentina’s official market exchange rate to remeasure its net ARS-denominated assets into USD. As of June 30, 2024, the official ARS exchange rate was 911.50, which devalued by 6% against the USD during the second quarter of 2024.
The decrease in Citi’s net investment in Argentina during the quarter was primarily driven by capital repatriations from the onshore net investment, which were authorized by the Central Bank of Argentina (BCRA) on a one-time basis in April 2024 through the purchase of certain USD-denominated bonds (BOPREALs) issued by the BCRA in a primary auction, and subsequent sales of the bonds in the secondary market and remittances of the bond proceeds to the parent entity outside Argentina. During the second quarter, Citi remitted a total of approximately $190 million in dividends from its net investment in Argentina, thereby reducing future FX devaluation risk. Citi expects to remit additional dividends during the third quarter following further sales of the BCRA bonds, though the final amount to be remitted is subject to the sales proceeds on the bonds.
In addition to the capital repatriation, Citi’s net investment in Argentina was also impacted by earnings from Citi’s normal onshore operations and interest income earned on the net investment, which were partially offset by a transaction tax expense and mark-to-market impacts on the BCRA bonds purchased for the dividend remittance, as well as FX translation losses on the net investment.
Other than the authorized dividend remittance described above, the BCRA continues to maintain certain capital and currency controls that generally restrict Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations. The capital and currency controls have resulted in indirect foreign exchange mechanisms that some Argentine entities may use to obtain USD, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is generally precluded from accessing these alternative mechanisms, and under U.S. GAAP, these exchange mechanisms cannot be used to re-measure Citi’s net monetary assets into USD. If Argentina’s official exchange rate further converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur additional translation losses on its net investment in Argentina. Accordingly, Citi seeks to reduce its overall ARS exposure in Argentina while complying with local capital and currency exposure limitations.

Of the $1.4 billion net investment in Argentina as of June 30, 2024, Citi’s net ARS exposure was approximately $0.8 billion. The net ARS exposure was reduced as of the end of the quarter as a result of Citi holding approximately $200 million of USD-denominated loans as well as approximately $400 million of certain local government bonds that are either USD denominated or are indexed to the higher of the USD exchange rate or the local inflation index. If Citi had not invested in such instruments to reduce its ARS exposure, Citi would have recognized additional translation losses during the second quarter of 2024. Given current economic conditions and the local capital, currency and regulatory limitations, Citi cannot guarantee the availability or effectiveness of such mechanisms to reduce its ARS exposure in the future.
In addition to reducing the ARS exposure, Citi also seeks to economically hedge the exposure to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of June 30, 2024, Citi was unable to hedge a substantial portion of the remaining ARS exposure, given that the offshore NDF market remained illiquid. Accordingly, and to the extent that Citi does not execute additional NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure. Citi cannot predict the availability of hedging instruments in the future nor can it predict changes in foreign exchange rates and the resulting impact on earnings.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of June 30, 2024. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

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
Losses on available-for-sale securities whose fair values are less than the amortized cost, where Citi intends to sell the security or could more-likely-than-not be required to sell the security prior to recovery, are recognized in earnings. Where Citi does not intend to sell the security nor could more-likely-than-not be required to sell the security, any portion of the loss that is attributable to credit is recognized as an allowance for credit losses with a corresponding provision for credit losses, and the remainder of the loss is recognized in AOCI. Such credit losses are capped at the difference between the fair value and amortized cost of the security.
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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the second quarter of 2024. For information on the drivers of Citi’s ACL build in the second quarter of 2024, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2023	1Q24 build (release)	1Q24 FX/ Other	Balance Mar. 31, 2024	2Q24 build (release)	2Q24 FX/ Other	Balance Jun. 30, 2024	ACLL/EOP loans Jun. 30, 2024(1)
Services	$397	$34	$—	$431	$(100)	$(1)	$330
Markets	820	120	—	940	(111)	(1)	828
Banking	1,376	(89)	(2)	1,285	(51)	(5)	1,229
Legacy Franchises corporate (Mexico SBMM and AFG)(1)(2)	121	(8)	3	116	(12)	(7)	97
Total corporate ACLL	$2,714	$57	$1	$2,772	$(274)	$(14)	$2,484	0.85%
U.S. cards(3)	$12,626	$326	$(1)	$12,951	$357	$—	$13,308	8.14%
Retail Banking	476	11	—	487	25	(1)	511
Total USPB	$13,102	$337	$(1)	$13,438	$382	$(1)	$13,819
Wealth	767	(190)	(1)	576	(43)	—	533
All Other consumer—managed basis(1)	1,562	(85)	33	1,510	11	(141)	1,380
Reconciling Items(1)	—	—	—	—	—	—	—
Total consumer ACLL	$15,431	$62	$31	$15,524	$350	$(142)	$15,732	4.08%
Total ACLL	$18,145	$119	$32	$18,296	$76	$(156)	$18,216	2.68%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,728	$(98)	$(1)	$1,629	$(8)	$(2)	$1,619
Total ACLL and ACLUC (EOP)	$19,873	$21	$31	$19,925	$68	$(158)	$19,835
Other(4)	1,883	14	(69)	1,828	107	75	2,010
Total ACL	$21,756	$35	$(38)	$21,753	$175	$(83)	$21,845

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico Consumer/SBMM within Legacy Franchises. The Reconciling Items are fully reflected in the various line items in Citi’s Consolidated Statement of Income. These items in the table above represent the 2024 quarterly ACL builds (releases) only. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(2)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG) (AFG was previously reported in Markets: all periods have been reclassified to reflect this move into Legacy Franchises), as well as other Legacy Holdings Assets (LHA) corporate loans.
(3)    As of June 30, 2024, in USPB, Branded Cards ACLL/EOP loans was 6.4% and Retail Services ACLL/EOP loans was 11.9%.
(4)    Includes ACL on Other assets and Held-to-maturity debt securities. The ACL on Other assets includes ACL related to transfer risk associated with exposures outside the U.S. for safety and soundness considerations under U.S. banking law.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi’s reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables are reflected in Other assets. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over a R&S timeframe. The R&S forecast period for all loans is eight quarters.
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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are the following:

•Transfer risk associated with exposures outside the U.S. for certain safety and soundness considerations under U.S. banking law
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Risk associated with consumer payment behavior given the higher inflationary and interest rate environment

As of the second quarter of 2024, Citi’s qualitative component of the ACL decreased quarter-over-quarter. The decrease was primarily driven by the full release of COVID-19–related uncertainty reserves, as the portfolio delinquencies and losses have increased and these risks are captured in the quantitative component of the ACL, partially offset by a build for risks associated with consumer payment behavior given the higher inflationary and interest rate environment.

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
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from the second quarter of 2023 to the second quarter of 2024:

	Quarterly average
U.S. unemployment	3Q24	1Q25	3Q25	8-quarter average(1)
Citi forecast at 2Q23	4.5%	4.4%	4.4%	4.3%
Citi forecast at 3Q23	4.3	4.3	4.3	4.2
Citi forecast at 4Q23	4.3	4.3	4.2	4.2
Citi forecast at 1Q24	4.0	4.1	4.1	4.0
Citi forecast at 2Q24	4.0	4.1	4.1	4.1

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2024	2025	2026
Citi forecast at 2Q23	0.7%	2.0%	2.1%
Citi forecast at 3Q23	1.0	2.0	2.4
Citi forecast at 4Q23	1.4	1.7	2.1
Citi forecast at 1Q24	2.3	1.8	2.0
Citi forecast at 2Q24	2.4	1.8	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of the second quarter of 2024, U.S. real GDP growth is expected to slow during 2025, while the unemployment rate is expected to increase slightly over the eight-quarter forecast horizon.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.4% in the fourth quarter of 2025. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2025 of 1.9%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. To demonstrate this sensitivity, Citi applied 100% weight to the downside scenario as of June 30, 2024 to reflect the most severe economic deterioration forecast in the multiple macroeconomic scenarios. Since Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions, applying a 100% downside scenario weight would result in a hypothetical increase in the ACL of approximately $5.0 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of June 30, 2024.

2Q24 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the second quarter of 2024 was $21.8 billion, a slight increase from March 31, 2024. The net build of $0.2 billion in the quarter was primarily driven by higher loan balances in U.S. cards in the quarter. These builds were partially offset by releases in Services, Markets, Banking and Wealth, all driven primarily by an improved macroeconomic outlook in addition to changes in portfolio composition driving the release in Markets. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of June 30, 2024. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL build was $0.4 billion in the second quarter of 2024, as a result of higher cards loan balances, partially offset by a release in Wealth driven by improvements in macroeconomic outlook. This resulted in a June 30, 2024 ACLL balance of $15.7 billion, or 4.08% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased slightly to 8.14% at June 30, 2024, compared to 8.16% at March 31, 2024, primarily related to an increase in loan balances, as well as impacts from an improved macroeconomic outlook. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.09% at June 30, 2024, compared to 1.16% at March 31, 2024.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL release of $0.3 billion in the second quarter of 2024, largely driven by an improved macroeconomic outlook in Services, Markets and Banking in addition to the release in Markets due to changes in the composition of the portfolio. This resulted in a June 30, 2024 ACLL balance of $2.5 billion, or 0.85% of total funded corporate loans.

ACLUC
Citi had an ACLUC release of less than $0.1 billion in the second quarter of 2024, primarily in Banking. The ACLUC reserve balance, included in Other liabilities, was $1.6 billion at June 30, 2024.

ACL on Other Financial Assets
Citi had an ACL build of $0.1 billion on other financial assets carried at amortized cost for the second quarter of 2024. Including FX/Other, the ACL reserve balance increased $0.2 billion to $2.0 billion as of June 30, 2024, compared to $1.8 billion as of March 31, 2024. See Note 15 for additional information.

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

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except effective tax rate	2024	2023	2024	2023
Income from continuing operations before income tax expense	$4,310	$4,042	$8,854	$10,225
Provision for income taxes	1,047	1,090	2,183	2,621
Effective tax rate	24%	27%	25%	26%

Citi’s effective tax rate was 24% in the second quarter of 2024 compared to 27% in the second quarter of 2023, both including the impact of divestitures. The approximate change of three percentage points was largely due to the geographic mix of earnings and the effects of state tax law changes.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2024	December 31, 2023
Total U.S.	$26.7	$26.3
Total foreign	3.5	3.3
Total	$30.2	$29.6

At June 30, 2024, Citigroup had recorded net DTAs of approximately $30.2 billion, an increase of $0.3 billion from March 31, 2024 and an increase of $1.7 billion from June 30, 2023. The quarter-over-quarter increase was a result of temporary differences and the year-over-year increase was primarily a result of Citi’s geographic mix of earnings. Of Citi’s $30.2 billion of net DTAs, $13.6 billion (compared to $14.1 billion at March 31, 2024) was deducted in calculating Citi’s regulatory capital, and the remaining $16.6 billion was appropriately risk weighted under the Basel III rules.
The $13.6 billion of DTAs deducted from regulatory capital was composed of $11.7 billion related to tax carry-forwards, with $3.7 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.8 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that realization of the net DTAs of $30.2 billion at June 30, 2024 is more-likely-than-not, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities. Citi, in its First Quarter of 2024 Form 10-Q identified one transaction pursuant to Section 219. During the second quarter of 2024, Citi identified 27 transactions pursuant to Section 219. The transactions were identified as the result of a process enhancement to a specific payment method.
Between October 2019 and August 2023, Citibank Europe plc processed 27 payments on behalf of an airline to an airport management company owned by the Iranian government for charges related to flights over Iranian airspace. The airline leases aircraft owned by U.S. and non-U.S. entities. Only charges for overflying Iranian airspace by aircraft owned by U.S. entities are permissible pursuant to 31 C.F.R. 560.522. The value of the payments for aircraft owned by non-U.S. entities was EUR 473,487.00 (approximately USD 498,257.00). Once identified, these charges were disclosed to the Office of Foreign Assets Control (OFAC). Citi earned fees of EUR 108.00 (approximately USD 116.11) related to these charges.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations above, as well as those included within Citi’s First Quarter of 2024 Form 10-Q, in Citi’s 2023 Form 10-K and in Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2023 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges, uncertainties and volatility, including, among others, government fiscal and monetary actions, such as changes in interest rate policy, continued reductions in central bank balance sheets, or other monetary policies; a resurgence of inflation; potential recessions in the U.S., Europe and other regions or countries; geopolitical challenges, tensions and conflicts, including those related to Russia’s war in Ukraine and conflicts in the Middle East; economic and other geopolitical challenges related to China, including weak economic growth, challenges in its real estate sector, banking and credit markets and tensions or conflicts between China and Taiwan and/or involving China and/or China and the U.S.; significant disruptions and volatility in financial markets, including foreign currency volatility and devaluations and continued strength in the U.S. dollar; protracted or widespread trade tensions; and election outcomes;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including finalization of the Stress Capital Buffer, recalibration of the GSIB surcharge, and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations, such as the Basel III Endgame (capital proposal), changes to the method for calculating the GSIB surcharge and changes to aspects of the total loss-absorbing capacity (TLAC) requirements; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
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
•Citi’s ability to achieve its objectives, including expense savings and revenue growth, from its transformation, simplification and other strategic and other initiatives, which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, may result in higher-than-expected expenses, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions and ongoing regulatory requirements or changes;
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
•the potential impact to Citi if its interpretation or application of the complex income-based and non- income-based (such as withholding, stamp, service and other non-income taxes) tax laws to which it is subject in the U.S. and in non-U.S. jurisdictions differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non- income-based tax matters, and the resulting payment of additional taxes, penalties or interest, the reduction of certain tax benefits or the requirement to make adjustments to amounts recorded;
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
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation and strategic and other initiatives, if Citi is unable to hire and retain qualified employees, particularly given the highly competitive environment for talent and other factors, such as potential attrition driven by low unemployment, changes in worker expectations and regulation of employee compensation in the banking industry;
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
•the potential impact of changes or errors in accounting assumptions, judgments or estimates, or the application of certain accounting principles, related to the preparation of Citi’s financial statements, including the estimate of Citi’s ACL, which depends on its CECL models and assumptions, forecasted macroeconomic conditions and characteristics of Citi’s loan portfolios and other applicable financial assets; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities and the assessment of goodwill and other assets for impairment; the financial impact from reclassification of any CTA component of AOCI into Citi’s earnings due to a sale, substantial liquidation or other deconsolidation event, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses; and the impact of changes to financial accounting and reporting standards or interpretations of how Citi records and reports its financial condition and results of operations;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the FRB’s 2020 Consent Order, the OCC’s 2020 Consent Order, as amended by the Amendment, and the 2024 Consent Orders, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators, such as large civil monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends, changes to directors and/or officers and significant collateral consequences arising from such outcomes; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; strength in the U.S. dollar; central bank interest rate policies and quantitative tightening; elevated inflation and hyperinflation; foreign exchange controls, including the inability to access indirect foreign exchange mechanisms; macroeconomic, geopolitical and domestic political challenges and uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; election outcomes; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; civil unrest; crime, corruption and fraud; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; confiscation of assets; and the need to record additional reserves for expected losses for credit exposures based on the transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2024	2023	2024	2023
Revenues
Interest income	$35,987	$32,647	$72,210	$62,042
Interest expense	22,494	18,747	45,210	34,794
Net interest income	$13,493	$13,900	$27,000	$27,248
Commissions and fees	$2,662	$2,132	$5,386	$4,498
Principal transactions	2,874	2,528	6,148	6,467
Administration and other fiduciary fees	1,046	989	2,083	1,885
Realized gains on sales of investments, net	23	49	138	121
Impairment losses on investments:
Impairment losses on investments	(17)	(71)	(47)	(157)
(Provision) releases for credit losses on AFS debt securities(1)	(4)	1	(4)	—
Net impairment losses recognized in earnings	$(21)	$(70)	$(51)	$(157)
Other revenue	$62	$(92)	$539	$821
Total non-interest revenues	$6,646	$5,536	$14,243	$13,635
Total revenues, net of interest expense	$20,139	$19,436	$41,243	$40,883
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,359	$1,761	$4,781	$3,498
Provision (release) for credit losses on HTM debt securities	(5)	(4)	5	(21)
Provision for credit losses on other assets	112	149	116	574
Policyholder benefits and claims	18	14	45	38
Provision (release) for credit losses on unfunded lending commitments	(8)	(96)	(106)	(290)
Total provisions for credit losses and for benefits and claims(2)	$2,476	$1,824	$4,841	$3,799
Operating expenses
Compensation and benefits	$6,888	$7,388	$14,561	$14,926
Premises and equipment	597	595	1,182	1,193
Technology/communication	2,238	2,309	4,484	4,436
Advertising and marketing	280	361	508	692
Restructuring	36	—	261	—
Other operating	3,314	2,917	6,552	5,612
Total operating expenses	$13,353	$13,570	$27,548	$26,859
Income from continuing operations before income taxes	$4,310	$4,042	$8,854	$10,225
Provision for income taxes	1,047	1,090	2,183	2,621
Income from continuing operations	$3,263	$2,952	$6,671	$7,604
Discontinued operations
Income (loss) from discontinued operations	$—	$(1)	$(1)	$(2)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$—	$(1)	$(1)	$(2)
Net income before attribution to noncontrolling interests	$3,263	$2,951	$6,670	$7,602
Noncontrolling interests	46	36	82	81
Citigroup’s net income	$3,217	$2,915	$6,588	$7,521
Basic earnings per share(3)
Income from continuing operations	$1.54	$1.34	$3.14	$3.55
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$1.54	$1.34	$3.14	$3.54
Weighted-average common shares outstanding (in millions)	1,907.7	1,942.8	1,909.1	1,943.2
Diluted earnings per share(3)
Income from continuing operations	$1.52	$1.33	$3.10	$3.52
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	$1.52	$1.33	$3.10	$3.52
Adjusted weighted-average diluted common shares outstanding (in millions)	1,945.7	1,968.6	1,944.4	1,966.3

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS debt securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS debt securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Citigroup’s net income	$3,217	$2,915	$6,588	$7,521
Add: Citigroup’s other comprehensive income, net change, net of taxes(1)
Unrealized gains and losses on debt securities(2)	$(38)	$126	$62	$962
Debt valuation adjustment (DVA)(3)	256	(619)	(307)	(944)
Cash flow hedges	285	171	777	532
Benefit plans liability adjustment(4)	179	(136)	256	(240)
CTA, net of hedges	(1,634)	23	(2,688)	864
Excluded component of fair value hedges	3	17	1	(3)
Long-duration insurance contracts	1	(6)	22	(1)
Citigroup’s total other comprehensive income (loss)	$(948)	$(424)	$(1,877)	$1,170
Citigroup’s total comprehensive income	$2,269	$2,491	$4,711	$8,691
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(20)	$14	$(33)	$46
Add: Net income (loss) attributable to noncontrolling interests	46	36	82	81
Total comprehensive income	$2,295	$2,541	$4,760	$8,818

(1)See Note 19.
(2)See Note 13.
(3)See Note 23.
(4)See Note 8.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,917	$27,342
Deposits with banks, net of allowance	219,217	233,590
Securities borrowed and purchased under agreements to resell (including $178,062 and $206,059 as of June 30, 2024 and December 31, 2023, respectively, at fair value), net of allowance	317,970	345,700
Brokerage receivables, net of allowance	64,563	53,915
Trading account assets (including $210,375 and $197,156 pledged to creditors as of June 30, 2024 and December 31, 2023, respectively)	446,339	411,756
Investments:
Available-for-sale debt securities (including $2,859 and $11,868 pledged to creditors as of June 30, 2024 and December 31, 2023, respectively)	249,362	256,936
Held-to-maturity debt securities, net of allowance (fair value of which is $230,283 and $235,001 as of June 30, 2024 and December 31, 2023, respectively) (includes $87 and $71 pledged to creditors as of June 30, 2024 and December 31, 2023, respectively)	251,125	254,247
Equity securities (including $696 and $766 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	7,789	7,902
Total investments	$508,276	$519,085
Loans:
Consumer (including $294 and $313 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	386,117	389,197
Corporate (including $8,232 and $7,281 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	301,605	300,165
Loans, net of unearned income	$687,722	$689,362
Allowance for credit losses on loans (ACLL)	(18,216)	(18,145)
Total loans, net	$669,506	$671,217
Goodwill	19,704	20,098
Intangible assets (including MSRs of $709 and $691 as of June 30, 2024 and December 31, 2023, respectively)	4,226	4,421
Premises and equipment, net of depreciation and amortization	29,399	28,747
Other assets (including $14,981 and $12,290 as of June 30, 2024 and December 31, 2023, respectively, at fair value), net of allowance	99,569	95,963
Total assets	$2,405,686	$2,411,834

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2024	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2023
Liabilities
Deposits (including $3,400 and $2,440 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	$1,278,137	$1,308,681
Securities loaned and sold under agreements to repurchase (including $69,768 and $62,485 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	305,206	278,107
Brokerage payables (including $5,385 and $4,321 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	73,621	63,539
Trading account liabilities	151,259	155,345
Short-term borrowings (including $11,744 and $6,545 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	38,694	37,457
Long-term debt (including $109,406 and $116,338 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	280,321	286,619
Other liabilities, plus allowances	69,304	75,835
Total liabilities	$2,196,542	$2,205,583
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2024—724,000 and as of December 31, 2023—704,000, at aggregate liquidation value	$18,100	$17,600
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2024—3,099,718,745 and as of December 31, 2023—3,099,691,704	31	31
Additional paid-in capital	108,785	108,955
Retained earnings	202,913	198,905
Treasury stock, at cost: June 30, 2024—1,191,923,520 shares and December 31, 2023— 1,196,577,865 shares	(74,842)	(75,238)
Accumulated other comprehensive income (loss) (AOCI)	(46,677)	(44,800)
Total Citigroup stockholders’ equity	$208,310	$205,453
Noncontrolling interests	834	798
Total equity	$209,144	$206,251
Total liabilities and equity	$2,405,686	$2,411,834

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,600	$20,245	$17,600	$18,995
Issuance of new preferred stock	1,750	—	2,300	1,250
Redemption of preferred stock	(1,250)	—	(1,800)	—
Balance, end of period	$18,100	$20,245	$18,100	$20,245
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,623	$108,400	$108,986	$108,489
Employee benefit plans	235	210	(137)	126
Other	(42)	—	(33)	(5)
Balance, end of period	$108,816	$108,610	$108,816	$108,610
Retained earnings
Balance, beginning of period	$200,956	$198,353	$198,905	$194,734
Adjustment to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	—	—	290
Adjusted balance, beginning of period	$200,956	$198,353	$198,905	$195,024
Citigroup’s net income	3,217	2,915	6,588	7,521
Common dividends(2)	(1,024)	(1,004)	(2,054)	(2,004)
Preferred dividends	(242)	(288)	(521)	(565)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	6	—	(5)	—
Balance, end of period	$202,913	$199,976	$202,913	$199,976
Treasury stock, at cost
Balance, beginning of period	$(74,865)	$(73,262)	$(75,238)	$(73,967)
Employee benefit plans(3)	23	15	896	720
Treasury stock acquired(4)	—	(1,000)	(500)	(1,000)
Balance, end of period	$(74,842)	$(74,247)	$(74,842)	$(74,247)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(45,729)	$(45,441)	$(44,800)	$(47,062)
Adjustment to opening balance, net of taxes(5)	—	—	—	27
Adjusted balance, beginning of period	$(45,729)	$(45,441)	$(44,800)	$(47,035)
Citigroup’s total other comprehensive income	(948)	(424)	(1,877)	1,170
Balance, end of period	$(46,677)	$(45,865)	$(46,677)	$(45,865)
Total Citigroup common stockholders’ equity	$190,210	$188,474	$190,210	$188,474
Total Citigroup stockholders’ equity	$208,310	$208,719	$208,310	$208,719
Noncontrolling interests
Balance, beginning of period	$813	$724	$798	$649
Transactions between Citigroup and the noncontrolling-interest shareholders	—	1	(9)	1
Net income attributable to noncontrolling-interest shareholders	46	36	82	81
Distributions paid to noncontrolling-interest shareholders	(4)	(71)	(4)	(82)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(20)	14	(33)	46
Other	(1)	(1)	—	8
Net change in noncontrolling interests	$21	$(21)	$36	$54
Balance, end of period	$834	$703	$834	$703
Total equity	$209,144	$209,422	$209,144	$209,422

(1)    See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)    Common dividends declared were $0.53 per share for both 1Q24 and 2Q24, and $0.51 per share for both 1Q23 and 2Q23.
(3)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors–approved common stock repurchase program.
(5)    See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2024	2023
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$6,670	$7,602
Net income attributable to noncontrolling interests	82	81
Citigroup’s net income	$6,588	$7,521
Income (loss) from discontinued operations, net of taxes	(1)	(2)
Income from continuing operations—excluding noncontrolling interests	$6,589	$7,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	—	(1,059)
Depreciation and amortization	2,211	2,247
Deferred income taxes	(953)	(852)
Provisions for credit losses and for benefits and claims	4,841	3,799
Realized gains from sales of investments	(138)	(121)
Impairment losses on investments and other assets	47	157
Change in trading account assets	(34,677)	(89,164)
Change in trading account liabilities	(4,086)	17
Change in brokerage receivables net of brokerage payables	(566)	(6,443)
Change in loans held-for-sale (HFS)	(1,281)	1,405
Change in other assets	(1,528)	(4,884)
Change in other liabilities(2)	(6,470)	(3,101)
Other, net	8,220	5,932
Total adjustments	$(34,380)	$(92,067)
Net cash provided by (used in) operating activities of continuing operations	$(27,791)	$(84,544)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$27,730	$28,298
Change in loans	(5,440)	(8,750)
Proceeds from sales and securitizations of loans	1,667	2,154
Net payment due to transfer of net liabilities associated with divestitures(1)	—	(29)
Available-for-sale (AFS) debt securities
Purchases of investments	(129,401)	(114,278)
Proceeds from sales of investments	23,392	29,897
Proceeds from maturities of investments	108,561	105,204
Held-to-maturity (HTM) debt securities
Purchases of investments	(7,393)	(664)
Proceeds from maturities of investments	10,247	4,369
Capital expenditures on premises and equipment and capitalized software	(3,251)	(3,125)
Proceeds from sales of premises and equipment and repossessed assets	174	11
Other, net	827	(370)
Net cash provided by (used in) investing activities of continuing operations	$27,113	$42,717
Cash flows from financing activities of continuing operations
Dividends paid	$(2,543)	$(2,547)
Issuance of preferred stock	2,291	1,245
Redemption of preferred stock	(1,800)	—

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2024	2023
Treasury stock acquired	$(524)	$(1,000)
Stock tendered for payment of withholding taxes	(443)	(322)
Change in securities loaned and sold under agreements to repurchase	27,099	57,591
Issuance of long-term debt	48,083	32,689
Payments and redemptions of long-term debt	(49,245)	(35,984)
Change in deposits	(30,544)	(46,087)
Change in short-term borrowings	1,237	(6,666)
Net cash provided by (used in) financing activities of continuing operations	$(6,389)	$(1,081)
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(7,731)	$(2,209)
Change in cash, due from banks and deposits with banks	(14,798)	(45,117)
Cash, due from banks and deposits with banks at beginning of period	260,932	342,025
Cash, due from banks and deposits with banks at end of period	$246,134	$296,908
Cash and due from banks (including segregated cash and other deposits)	$26,917	$25,763
Deposits with banks, net of allowance	219,217	271,145
Cash, due from banks and deposits with banks at end of period	$246,134	$296,908
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,181	$3,031
Cash paid during the period for interest	44,179	31,803
Non-cash investing activities(1)(3)(4)
Transfer of investment securities from HTM to AFS	$—	$3,324
Transfers to loans HFS (Other assets) from loans HFI	2,359	4,730
Transfers from loans HFS (Other assets) to loans HFI	—	322

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment and restructuring charges (see Note 9).
(3)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer.
(4)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of June 30, 2024.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (First Quarter of 2024 Form 10-Q).
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

Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU No. 2023‐02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expanded the scope of tax equity investments eligible to apply the proportional amortization method of accounting. Under the proportional amortization method, the cost of an eligible investment is amortized in proportion to the income tax credits and other income tax benefits that are received by the investor, with the amortization of the investment and the income tax credits being presented net in the income statement as components of income tax expense (benefit). The ASU permits the Company to elect to use the proportional amortization method to account for an expanded range of eligible tax-incentivized investments if certain conditions are met. Citi adopted the ASU on January 1, 2024, which did not have a material impact to the financial statements of the Company.

See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for a discussion of 2023 accounting changes.

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

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
Citi’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within All Other.
Citi’s Income (loss) from discontinued operations, net of taxes was $0 million and $(1) million for the three months ended June 30, 2024 and 2023, and $(1) million and $(2) million for the six months ended June 30, 2024 and 2023, respectively.
Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
As of June 30, 2024, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises. Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. Of the nine sale agreements, the five included in the table below were identified as significant disposals. The gains and losses included in the footnotes to the table below represent life-to-date amounts, which are periodically updated due to post-closing purchase price adjustments. As of June 30, 2024, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals:

			Income (loss) before taxes(6)
In millions of dollars			Three Months Ended June 30,		Six Months Ended June 30,
Consumer banking business in	Sale agreement date	Closing date	2024	2023	2024	2023
Australia(1)	8/9/2021	6/1/2022	$—	$—	$—	$—
Philippines(2)	12/23/2021	8/1/2022	—	—	—	—
Thailand(3)	1/14/2022	11/1/2022	—	—	—	—
India(4)	3/30/2022	3/1/2023	—	—	—	2
Taiwan(5)	1/28/2022	8/12/2023	—	35	—	91

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
(5)    On August 12, 2023, Citi completed the sale of its Taiwan consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $11.6 billion in assets, including $7.2 billion of loans (net of allowance of $92 million) and excluding goodwill. The total amount of liabilities was $9.2 billion, including $9.0 billion in deposits. The sale resulted in a pretax gain on sale of approximately $405 million ($286 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes in the above table for Taiwan reflects Citi’s ownership through August 12, 2023.
(6)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes the pretax loss on sale. For the Philippines, Thailand, India and Taiwan, excludes the pretax gain on sale.

Citi did not have any other significant disposals as of June 30, 2024.
As of August 2, 2024, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Other Business Exits

Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi disclosed its decision to wind down and close its Korea consumer banking business, which is reported in All Other—Legacy Franchises. In connection with the announcement, Citibank Korea Inc. (CKI) commenced a voluntary early termination program (Korea VERP). Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by those employees. Related charges are recorded as Compensation and benefits.
The following table summarizes the reserve charges related to the Korea VERP and other initiatives reported in All Other:

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
•During the third and fourth quarters of 2023 and the first and second quarters of 2024, as part of the previously disclosed cards referral agreement with a Russian bank, approximately $55 million of credit card receivables were settled upon referral and refinanced.

Wind-Down Charges
The following tables provide details on Citi’s Russia wind-down charges:

	Three Months Ended June 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$2	$—	$2
Vendor termination and other costs(2)	—	—	—
Total	$2	$—	$2

	Program-to-date June 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$38	$10	$48
Vendor termination and other costs(2)	19	—	19
Total	$57	$10	$67

	Estimated additional charges as of June 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$20	$1	$21
Vendor termination and other costs(2)	33	—	33
Total	$53	$1	$54

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
During the second quarter of 2024, Citi realigned businesses engaged in financing and securitization activities within Banking and Markets, transferred the retail banking business in the U.K., which is being wound down, from Wealth to All Other and made other immaterial reclassifications to align with Citi’s transformation and strategy. These reclassifications did not materially change segment or All Other results, and prior periods were conformed to reflect these changes. Citi’s consolidated results remain unchanged for all periods presented.
Beginning in the first quarter of 2024, Citi reallocated certain customer balances between All Other—Legacy Franchises, Services, Markets and Banking in preparation for the IPO of the Mexico Consumer/SBMM operations, and made other immaterial reclassifications. These reallocations and reclassifications did not materially change segment or All Other results and prior periods were conformed to reflect these changes. Citi’s consolidated results remain unchanged for all periods presented.
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

The following tables present certain information regarding the Company’s continuing operations by reportable operating segments and All Other on a managed basis that excludes divestiture-related impacts. Performance measurement is based on Income (loss) from continuing operations. These results are used by the CODM, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Three Months Ended June 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking		USPB
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$3,225	$3,243	$2,038	$1,999	$527	$542	$5,103	$4,883
Non-interest revenue	1,455	1,312	3,048	2,780	1,100	637	(184)	(264)
Total revenues, net of interest expense	$4,680	$4,555	$5,086	$4,779	$1,627	$1,179	$4,919	$4,619
Provisions for credit losses and for benefits and claims	$(27)	$223	$(11)	$(17)	$(32)	$(148)	$2,315	$1,525
Provision (benefits) for income taxes	475	596	323	312	119	16	41	135
Income (loss) from continuing operations	1,498	1,230	1,469	1,139	409	51	121	461
Identifiable assets (June 30, 2024 and December 31, 2023)	$569	$586	$1,023	$1,008	$147	$148	$242	$242
Average loans	82	80	119	107	89	93	206	189
Average deposits	804	814	25	23	1	1	93	113

	Wealth		All Other(1)		Reconciling Items(1)		Total Citi
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$1,047	$1,096	$1,553	$2,137	$—	$—	$13,493	$13,900
Non-interest revenue	767	680	427	397	33	(6)	6,646	5,536
Total revenues, net of interest expense	$1,814	$1,776	$1,980	$2,534	$33	$(6)	$20,139	$19,436
Provisions for credit losses and for benefits and claims	$(9)	$53	$243	$200	$(3)	$(12)	$2,476	$1,824
Provision (benefits) for income taxes	71	26	35	(14)	(17)	19	1,047	1,090
Income (loss) from continuing operations	210	84	(412)	79	(32)	(92)	3,263	2,952
Identifiable assets (June 30, 2024 and December 31, 2023)	$228	$229	$197	$199			$2,406	$2,412
Average loans	150	150	34	35			680	654
Average deposits	316	311	71	76			1,310	1,338

	Six Months Ended June 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking		USPB
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$6,542	$6,369	$3,744	$3,551	$1,109	$1,055	$10,329	$9,737
Non-interest revenue	2,904	2,580	6,699	6,984	2,254	1,309	(232)	(407)
Total revenues, net of interest expense	$9,446	$8,949	$10,443	$10,535	$3,363	$2,364	$10,097	$9,330
Provisions for credit losses and for benefits and claims	$37	$209	$188	$67	$(161)	$(271)	$4,519	$3,174
Provision (benefits) for income taxes	996	1,286	676	955	278	36	149	266
Income (loss) from continuing operations	3,013	2,539	2,890	3,001	936	108	468	863
Average loans	$82	$80	$120	$109	$89	$94	$205	$186
Average deposits	806	822	25	23	1	1	97	112

	Wealth		All Other(1)		Reconciling Items(1)		Total Citi
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$2,028	$2,207	$3,248	$4,329	$—	$—	$27,000	$27,248
Non-interest revenue	1,479	1,319	1,118	838	21	1,012	14,243	13,635
Total revenues, net of interest expense	$3,507	$3,526	$4,366	$5,167	$21	$1,012	$41,243	$40,883
Provisions for credit losses and for benefits and claims	$(179)	$(5)	$429	$645	$8	$(20)	$4,841	$3,799
Provision (benefits) for income taxes	117	72	23	(318)	(56)	324	2,183	2,621
Income (loss) from continuing operations	385	266	(895)	271	(126)	556	6,671	7,604
Average loans	$150	$150	$33	$35			$679	$654
Average deposits	316	314	73	79			1,318	1,351

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

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024(1)	2023(2)	2024(1)(3)	2023(2)(4)
Total segments and All Other—income from continuing operations(5)	$3,295	$3,044	$6,797	$7,048
Divestiture-related impact on:
Total revenues, net of interest expense	33	(6)	21	1,012
Total operating expenses	85	79	195	152
Provision (release) for credit losses	(3)	(12)	8	(20)
Provision (benefits) for income taxes	(17)	19	(56)	324
Income from continuing operations	$3,263	$2,952	$6,671	$7,604

(1)    The three months ended June 30, 2024 includes approximately $85 million in operating expenses (approximately $58 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The three months ended June 30, 2023 includes approximately $79 million in operating expenses (approximately $57 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.
(3)    The three months ended March 31, 2024 includes approximately $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(4)    The three months ended March 31, 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
(5)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer/SBMM within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Interest income
Consumer loans	$9,780	$8,962	$19,578	$17,586
Corporate loans	5,702	5,094	11,446	9,753
Loan interest, including fees	$15,482	$14,056	$31,024	$27,339
Deposits with banks	2,710	3,049	5,357	6,080
Securities borrowed and purchased under agreements to resell	7,211	6,254	15,033	11,428
Investments, including dividends	4,821	4,451	9,670	8,595
Trading account assets(1)	4,503	3,752	8,631	6,499
Other interest-earning assets(2)	1,260	1,085	2,495	2,101
Total interest income	$35,987	$32,647	$72,210	$62,042
Interest expense
Deposits	$10,235	$8,727	$20,646	$16,435
Securities loaned and sold under agreements to repurchase	6,962	4,953	13,928	8,519
Trading account liabilities(1)	794	870	1,625	1,657
Short-term borrowings and other interest-bearing liabilities(3)	1,908	1,777	3,864	3,426
Long-term debt	2,595	2,420	5,147	4,757
Total interest expense	$22,494	$18,747	$45,210	$34,794
Net interest income	$13,493	$13,900	$27,000	$27,248
Provision for credit losses on loans	2,359	1,761	4,781	3,498
Net interest income after provision for credit losses on loans	$11,134	$12,139	$22,219	$23,750

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

The following table presents Commissions and fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Investment banking(1)	$875	$598	$1,748	$1,324
Brokerage commissions(2)	622	576	1,241	1,211
Credit and bank card income(3)
Interchange fees	3,110	3,080	6,022	5,930
Card-related loan fees	147	120	277	238
Card rewards and partner payments	(3,189)	(3,197)	(6,106)	(6,126)
Deposit-related fees	341	299	681	599
Transactional service fees(4)	359	334	699	652
Corporate finance(5)	150	86	349	188
Insurance distribution revenue(6)	78	88	162	180
Insurance premiums(7)	24	26	49	48
Loan servicing	22	23	35	50
Other	123	99	229	204
Total(8)	$2,662	$2,132	$5,386	$4,498

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $44 million and $86 million of revenue related to variable consideration for the three and six months ended June 30, 2024, respectively, and $53 million and $114 million for the three and six months ended June 30, 2023, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USPB and Services.
(4)    Transactional service fees are earned primarily by Services.
(5)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(6)    Insurance distribution revenue is earned primarily by Wealth and Legacy Franchises within All Other.
(7)    Insurance premiums are earned primarily by Legacy Franchises within All Other.
(8)    Commissions and fees include $(2,833) million and $(5,365) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and six months ended June 30, 2024, respectively, and $(2,940) million and $(5,599) million for the three and six months ended June 30, 2023, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for additional information on Citi’s administration and other fiduciary fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Custody fees(1)	$529	$510	$1,042	$955
Fiduciary fees(2)	388	344	780	654
Guarantee fees	129	135	261	276
Total administration and other fiduciary fees(3)	$1,046	$989	$2,083	$1,885

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $129 million and $135 million for the three months ended June 30, 2024 and 2023, respectively, and $261 million and $276 million for the six months ended June 30, 2024 and 2023, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Interest rate risks(1)	$517	$572	$1,453	$1,969
Foreign exchange risks(2)	1,187	1,353	2,440	2,831
Equity risks(3)(4)	686	206	1,300	839
Commodity and other risks(5)	321	469	624	967
Credit products and risks(6)	163	(72)	331	(139)
Total	$2,874	$2,528	$6,148	$6,467

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
(4)    The three and six months ended June 30, 2024 include an approximate $400 million episodic gain related to the Visa B exchange.
(5)    Primarily includes revenues from crude oil, refined oil products, natural gas and other commodities trades.
(6)    Includes revenues from corporate debt, secondary trading loans, mortgage securities, single name and index credit default swaps, and structured credit products.

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Net Expense (Benefit)
The following tables summarize the components of net expense (benefit) recognized in the Consolidated Statement of Income for the Company’s pension and postretirement benefit plans for Significant Plans and All Other Plans. Benefits earned during the period are reported in Compensation and benefits expenses and all other components of the net periodic benefit cost are reported in Other operating expenses in the Consolidated Statement of Income.

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$30	$30	$—	$—	$1	$—
Interest cost on benefit obligation	119	123	109	102	4	4	28	27
Expected return on assets	(152)	(160)	(82)	(82)	(2)	(4)	(20)	(20)
Amortization of unrecognized:
Prior service cost (benefit)	1	—	(1)	(1)	(3)	(3)	(2)	(2)
Net actuarial loss (gain)	45	41	20	15	(3)	(2)	2	(5)
Settlement loss(1)	—	—	2	1	—	—	—	—
Total net expense (benefit)	$13	$4	$78	$65	$(4)	$(5)	$9	$—

(1)    Settlement loss relates to divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$59	$58	$—	$—	$1	$1
Interest cost on benefit obligation	236	250	218	200	8	9	57	52
Expected return on assets	(303)	(321)	(169)	(163)	(5)	(7)	(42)	(39)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(2)	(3)	(5)	(5)	(4)	(4)
Net actuarial loss (gain)	91	79	43	34	(5)	(5)	5	(10)
Curtailment (gain)(1)	—	—	—	(8)	—	—	—	—
Settlement loss(1)	—	—	2	4	—	—	—	—
Total net expense (benefit)	$25	$9	$151	$122	$(7)	$(8)	$17	$—

(1)    Curtailment and settlement relate to divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant pension and postretirement benefit plans:

	Six Months Ended June 30, 2024
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,640	$7,030	$343	$1,208
Plans measured annually	(18)	(1,663)	—	(219)
Projected benefit obligation at beginning of year—Significant Plans	$9,622	$5,367	$343	$989
First-quarter activity	(244)	(76)	(12)	(3)
Projected benefit obligation at March 31, 2024—Significant Plans	$9,378	$5,291	$331	$986
Service cost	—	12	—	—
Interest cost on benefit obligation	119	90	4	25
Actuarial (gain)	(118)	(116)	(3)	(29)
Benefits paid, net of participants’ contributions	(232)	(81)	(12)	(20)
Foreign exchange impact	—	(281)	—	(92)
Projected benefit obligation at period end—Significant Plans	$9,147	$4,915	$320	$870
Change in plan assets
Plan assets at fair value at beginning of year	$10,210	$6,426	$231	$970
Plans measured annually	—	(1,198)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$10,210	$5,228	$231	$961
First-quarter activity	(201)	(112)	—	(8)
Plan assets at fair value at March 31, 2024—Significant Plans	$10,009	$5,116	$231	$953
Actual return on plan assets	15	1	—	22
Company contributions, net of reimbursements	14	8	(2)	—
Benefits paid, net of participants’ contributions	(232)	(81)	(12)	(20)
Foreign exchange impact	—	(203)	—	(90)
Plan assets at fair value at period end—Significant Plans	$9,806	$4,841	$217	$865
Qualified plans(1)	$1,147	$(74)	$(103)	$(5)
Nonqualified plans(2)	(488)	—	—	—
Funded status of the plans at period end—Significant Plans	$659	$(74)	$(103)	$(5)
Net amount recognized at period end
Benefit asset	$1,147	$743	$—	$—
Benefit liability	(488)	(817)	(103)	(5)
Net amount recognized on the balance sheet—Significant Plans	$659	$(74)	$(103)	$(5)
Amounts recognized in AOCI at period end(3)
Prior service (expense) benefit	$—	$(6)	$68	$27
Net actuarial (loss) gain	(6,251)	(1,503)	111	(272)
Net amount recognized in AOCI (pretax)—Significant Plans	$(6,251)	$(1,509)	$179	$(245)
Accumulated benefit obligation at period end—Significant Plans	$9,147	$4,721	$320	$870

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

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning of period balance, net of tax(1)(2)	$(5,973)	$(6,050)	$(5,859)	$(5,755)
Actuarial assumptions changes and plan experience	256	536	154	(115)
Net (loss) due to difference between actual and expected returns	(205)	(476)	(245)	(62)
Net amortization	61	125	45	88
Curtailment/settlement loss (gain)	4	4	1	(4)
Foreign exchange impact and other	133	128	(111)	(219)
Change in deferred taxes, net	(70)	(61)	20	72
Change, net of tax	$179	$256	$(136)	$(240)
End of period balance, net of tax(1)(2)	$(5,794)	$(5,794)	$(5,995)	$(5,995)

(1)See Note 19 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.

Plan Assumptions
Certain assumptions used in determining pension and postretirement benefit obligations and net expense (benefit) for the Company’s Significant Plans are presented in the following tables:

During the period	Three Months Ended
	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Discount rate
U.S. plans
Qualified pension	5.30%	5.10%	5.15%
Nonqualified pension	5.40	5.15	5.20
Postretirement benefit plan	5.40	5.20	5.25
Non-U.S. pension plans
Range	1.35–11.00	1.35–10.65	2.05–10.65
Weighted average	7.92	7.57	7.64
Non-U.S. postretirement benefit plan	11.05	10.70	10.70
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. pension plans
Range	4.20–9.60	4.30–9.60	4.10–9.90
Weighted average	6.51	6.57	6.26
Non-U.S. postretirement benefit plan	9.40	9.40	8.70

At period ended(1)	Jun. 30, 2024	Mar. 31, 2024	Jun. 30, 2023
Discount rate
U.S. plans
Qualified pension	5.50%	5.30%	5.40%
Nonqualified pension	5.60	5.40	5.45
Postretirement benefit plan	5.60	5.40	5.50
Non-U.S. pension plans
Range	1.25–11.40	1.35–11.00	1.80–10.40
Weighted average	8.08	7.92	7.72
Non-U.S. postretirement benefit plan	11.40	11.05	10.40
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. pension plans
Range	4.30–9.60	4.20–9.60	4.50–9.90
Weighted average	6.48	6.51	6.56
Non-U.S. postretirement benefit plan	9.40	9.40	8.70

(1)    Discount rates and expected return on assets at the end of each quarter are utilized in the following quarter’s expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly net expense (benefit) of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2024
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$6	$(7)
Non-U.S. plans	(2)	4
Postretirement
Non-U.S. plans	(1)	1

Contributions

For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2024.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2024 and 2023, as well as expected Company contributions for the remainder of 2024 and the actual contributions made in 2023:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Company contributions(2) for the six months ended June 30	$29	$28	$56	$60	$10	$20	$5	$5
Company net contributions (reimbursements) made during the remainder of the year	—	30	—	58	—	(12)	—	4
Company contributions expected to be made during the remainder of the year	32	—	44	—	3	—	5	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
U.S. plans	$149	$137	$298	$275
Non-U.S. plans	118	114	244	228

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$1	$1
Total service-related expense	$1	$1	$1	$1
Non-service-related expense	8	—	13	5
Total net expense	$9	$1	$14	$6

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
Citi incurred additional net restructuring charges of approximately $225 million and approximately $36 million related to the continued implementation of its organizational simplification initiatives during the first quarter of 2024 and second quarter of 2024, respectively.
Citi has recorded net restructuring charges of approximately $1.042 billion program-to-date.
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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Balance at December 31, 2022	$—	$—	$—
4Q23 restructuring charges	687	94	781
4Q23 payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$237	$54	$291
Change in estimate(1)	(66)	—	(66)
Net restructuring charges	$171	$54	$225
Payments and utilization	$(127)	$(46)	$(173)
Foreign exchange	—	—	—
Balance at March 31, 2024	$731	$33	$764
Restructuring charges	$81	$—	$81
Change in estimate(1)(2)	(42)	(3)	(45)
Net restructuring charges	$39	$(3)	$36
Payments and utilization	$(497)	$(30)	$(527)
Foreign exchange	(1)	—	(1)
Balance at June 30, 2024	$272	$—	$272

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2024	2023	2024	2023
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,263	$2,952	$6,671	$7,604
Less: Noncontrolling interests from continuing operations	46	36	82	81
Net income from continuing operations (for EPS purposes)	$3,217	$2,916	$6,589	$7,523
Income (loss) from discontinued operations, net of taxes	—	(1)	(1)	(2)
Citigroup’s net income	$3,217	$2,915	$6,588	$7,521
Less: Preferred dividends	242	288	521	565
Net income available to common shareholders	$2,975	$2,627	$6,067	$6,956
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	32	33	77	68
Net income allocated to common shareholders for basic EPS	$2,943	$2,594	$5,990	$6,888
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,907.7	1,942.8	1,909.1	1,943.2
Basic earnings per share(2)
Income from continuing operations	$1.54	$1.34	$3.14	$3.55
Discontinued operations	—	—	—	—
Net income per share—basic(4)	$1.54	$1.34	$3.14	$3.54
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$2,943	$2,594	$5,990	$6,888
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	19	15	34	26
Net income allocated to common shareholders for diluted EPS	$2,962	$2,609	$6,024	$6,914
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,907.7	1,942.8	1,909.1	1,943.2
Effect of dilutive securities(3)
Other employee plans	38.0	25.8	35.3	23.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,945.7	1,968.6	1,944.4	1,966.3
Diluted earnings per share(2)
Income from continuing operations	$1.52	$1.33	$3.10	$3.52
Discontinued operations	—	—	—	—
Net income per share—diluted(4)	$1.52	$1.33	$3.10	$3.52

(1)Other relevant items include issuance costs of $8 million in the second quarter of 2024 related to the redemption of preferred stock Series D, $12 million in the first quarter of 2024 related to the remaining redemption of preferred stock Series J, and a benefit of $14 million in 2Q24 related to the reversal of the 1% excise tax on preferred stock redemptions during 2023 due to the IRS final regulations issued in June 2024. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 20. The total for this line also includes dividends and undistributed earnings ($38 million combined for the second quarter of 2024) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the three and six months ended June 30, 2024 and 2023, there were no weighted-average options outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2024	December 31, 2023
Securities purchased under agreements to resell	$241,098	$267,319
Deposits paid for securities borrowed	76,905	78,408
Total, net(1)	$318,003	$345,727
Allowance for credit losses on securities purchased and borrowed(2)	(33)	(27)
Total, net of allowance	$317,970	$345,700

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$291,878	$264,958
Deposits received for securities loaned	13,328	13,149
Total, net(1)	$305,206	$278,107

(1)    The above tables do not include securities-for-securities lending transactions of $5.3 billion and $4.3 billion at June 30, 2024 and December 31, 2023, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)     See Note 15.

The Company’s policy is to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral in order to maintain contractual margin protection. For resale and repurchase agreements, when necessary, the Company posts additional collateral in order to maintain contractual margin protection.
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

	As of June 30, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$514,179	$273,081	$241,098	$224,659	$16,439
Deposits paid for securities borrowed	97,780	20,875	76,905	23,825	53,080
Total	$611,959	$293,956	$318,003	$248,484	$69,519

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$564,959	$273,081	$291,878	$215,296	$76,582
Deposits received for securities loaned	34,203	20,875	13,328	6,693	6,635
Total	$599,162	$293,956	$305,206	$221,989	$83,217

	As of December 31, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$515,533	$248,214	$267,319	$244,783	$22,536
Deposits paid for securities borrowed	97,881	19,473	78,408	25,433	52,975
Total	$613,414	$267,687	$345,727	$270,216	$75,511

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$513,172	$248,214	$264,958	$181,794	$83,164
Deposits received for securities loaned	32,622	19,473	13,149	2,441	10,708
Total	$545,794	$267,687	$278,107	$184,235	$93,872

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$312,541	$153,322	$38,433	$60,663	$564,959
Deposits received for securities loaned	26,184	—	347	7,672	34,203
Total	$338,725	$153,322	$38,780	$68,335	$599,162

	As of December 31, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$289,907	$134,870	$35,639	$52,756	$513,172
Deposits received for securities loaned	24,997	—	1,270	6,355	32,622
Total	$314,904	$134,870	$36,909	$59,111	$545,794

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$239,500	$—	$239,500
State and municipal securities	396	—	396
Foreign government securities	181,907	177	182,084
Corporate bonds	19,209	276	19,485
Equity securities	28,069	33,585	61,654
Mortgage-backed securities	85,582	18	85,600
Asset-backed securities	2,629	12	2,641
Other	7,667	135	7,802
Total	$564,959	$34,203	$599,162

	As of December 31, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$223,343	$461	$223,804
State and municipal securities	447	2	449
Foreign government securities	174,661	118	174,779
Corporate bonds	12,403	195	12,598
Equity securities	5,853	31,574	37,427
Mortgage-backed securities	85,014	21	85,035
Asset-backed securities	3,032	178	3,210
Other	8,419	73	8,492
Total	$513,172	$32,622	$545,794

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2024	December 31, 2023
Receivables from customers	$19,134	$15,986
Receivables from brokers, dealers and clearing organizations	45,429	37,929
Total brokerage receivables(1)	$64,563	$53,915
Payables to customers	$50,724	$49,206
Payables to brokers, dealers and clearing organizations	22,897	14,333
Total brokerage payables(1)	$73,621	$63,539

(1)     Includes brokerage receivables and payables recorded by Citi’s broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements
in Citi’s 2023 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2024	December 31, 2023
Debt securities available-for-sale (AFS)	$249,362	$256,936
Debt securities held-to-maturity (HTM)(1)	251,125	254,247
Marketable equity securities carried at fair value(2)	165	258
Non-marketable equity securities carried at fair value(2)(5)	531	508
Non-marketable equity securities measured using the measurement alternative(3)	1,717	1,639
Non-marketable equity securities carried at cost(4)	5,376	5,497
Total investments(6)	$508,276	$519,085

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
(5)    Includes $26 million and $25 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at June 30, 2024 and December 31, 2023, respectively.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2024 and December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended June 30, 2024 and 2023.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Taxable interest	$4,637	$4,284	$9,328	$8,284
Interest exempt from U.S. federal income tax	81	84	161	169
Dividend income	103	83	181	142
Total interest and dividend income on investments	$4,821	$4,451	$9,670	$8,595

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Gross realized investment gains	$144	$91	$286	$179
Gross realized investment losses	(121)	(42)	(148)	(58)
Net realized gains on sales of investments	$23	$49	$138	$121

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2024					December 31, 2023
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$32,510	$92	$832	$—	$31,770	$30,279	$170	$734	$—	$29,715
Residential	590	—	2	—	588	426	—	3	—	423
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$33,101	$92	$834	$—	$32,359	$30,706	$170	$737	$—	$30,139
U.S. Treasury and federal agency securities
U.S. Treasury	$70,604	$7	$979	$—	$69,632	$81,684	$59	$1,382	$—	$80,361
Total U.S. Treasury and federal agency securities	$70,604	$7	$979	$—	$69,632	$81,684	$59	$1,382	$—	$80,361
State and municipal	$1,970	$14	$95	$—	$1,889	$2,204	$18	$91	$—	$2,131
Foreign government	135,144	309	1,354	—	134,099	132,045	528	1,375	—	131,198
Corporate	5,471	20	176	13	5,302	5,610	18	208	8	5,412
Asset-backed securities(1)	755	13	—	—	768	921	17	—	—	938
Other debt securities	5,315	2	4	—	5,313	6,754	4	1	—	6,757
Total debt securities AFS	$252,360	$457	$3,442	$13	$249,362	$259,924	$814	$3,794	$8	$256,936

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
(3)Amortized cost includes unallocated portfolio layer cumulative basis adjustments of $(0.2) billion as of June 30, 2024. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio layer cumulative basis adjustments were $75 million and $(1.0) billion, respectively, as of June 30, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$12,369	$126	$8,991	$706	$21,360	$832
Residential	288	—	227	2	515	2
Total mortgage-backed securities	$12,657	$126	$9,218	$708	$21,875	$834
U.S. Treasury and federal agency securities
U.S. Treasury	$18,190	$178	$45,988	$801	$64,178	$979
Total U.S. Treasury and federal agency securities	$18,190	$178	$45,988	$801	$64,178	$979
State and municipal	$342	$13	$807	$82	$1,149	$95
Foreign government	44,441	368	34,321	986	78,762	1,354
Corporate	2,345	66	1,801	110	4,146	176
Asset-backed securities	2	—	—	—	2	—
Other debt securities	2,803	4	—	—	2,803	4
Total debt securities AFS	$80,780	$755	$92,135	$2,687	$172,915	$3,442
December 31, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,602	$86	$9,734	$648	$18,336	$734
Residential	352	1	34	2	386	3
Total mortgage-backed securities	$8,954	$87	$9,768	$650	$18,722	$737
U.S. Treasury and federal agency securities
U.S. Treasury	$11,851	$113	$57,669	$1,269	$69,520	$1,382
Total U.S. Treasury and federal agency securities	$11,851	$113	$57,669	$1,269	$69,520	$1,382
State and municipal	$906	$17	$324	$74	$1,230	$91
Foreign government	42,250	540	29,176	835	71,426	1,375
Corporate	2,319	103	1,619	105	3,938	208
Asset-backed securities	154	—	16	—	170	—
Other debt securities	1,864	1	228	—	2,092	1
Total debt securities AFS	$68,298	$861	$98,800	$2,933	$167,098	$3,794

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2024
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$25	$25
After 1 but within 5 years	837	824
After 5 but within 10 years	583	554
After 10 years	31,869	30,956
Total(2)	$33,314	$32,359
U.S. Treasury and federal agency securities
Due within 1 year	$38,155	$37,980
After 1 but within 5 years	31,931	31,178
After 5 but within 10 years	518	474
After 10 years	—	—
Total	$70,604	$69,632
State and municipal
Due within 1 year	$12	$12
After 1 but within 5 years	129	124
After 5 but within 10 years	372	360
After 10 years	1,457	1,393
Total	$1,970	$1,889
Foreign government
Due within 1 year	$63,763	$63,617
After 1 but within 5 years	65,845	65,097
After 5 but within 10 years	4,987	4,914
After 10 years	549	471
Total	$135,144	$134,099
All other(3)
Due within 1 year	$6,450	$6,427
After 1 but within 5 years	4,397	4,290
After 5 but within 10 years	634	635
After 10 years	60	31
Total	$11,541	$11,383
Total debt securities AFS(2)	$252,573	$249,362

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio layer cumulative basis adjustments of $(0.2) billion as of June 30, 2024.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$76,208	$8	$10,454	$65,762
Non-U.S. residential	145	—	—	145
Commercial	1,234	2	132	1,104
Total mortgage-backed securities	$77,587	$10	$10,586	$67,011
U.S. Treasury securities	$131,507	$—	$9,617	$121,890
State and municipal	8,999	31	651	8,379
Foreign government	2,533	—	29	2,504
Asset-backed securities(2)	30,499	65	65	30,499
Total debt securities HTM, net	$251,125	$106	$20,948	$230,283
December 31, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$79,689	$7	$8,603	$71,093
Non-U.S. residential	198	—	—	198
Commercial	1,146	2	156	992
Total mortgage-backed securities	$81,033	$9	$8,759	$72,283
U.S. Treasury securities	$131,776	$—	$9,908	$121,868
State and municipal	9,182	73	477	8,778
Foreign government	2,210	—	58	2,152
Asset-backed securities(2)	30,046	9	135	29,920
Total debt securities HTM, net	$254,247	$91	$19,337	$235,001

(1)Amortized cost is reported net of ACL of $99 million and $95 million at June 30, 2024 and December 31, 2023, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2024
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$34	$34
After 1 but within 5 years	1,222	1,151
After 5 but within 10 years	590	534
After 10 years	75,741	65,292
Total	$77,587	$67,011
U.S. Treasury securities
Due within 1 year	$36,532	$35,562
After 1 but within 5 years	94,975	86,328
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$131,507	$121,890
State and municipal
Due within 1 year	$33	$33
After 1 but within 5 years	150	149
After 5 but within 10 years	1,502	1,415
After 10 years	7,314	6,782
Total	$8,999	$8,379
Foreign government
Due within 1 year	$1,792	$1,770
After 1 but within 5 years	741	734
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$2,533	$2,504
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	12,529	12,546
After 10 years	17,970	17,953
Total	$30,499	$30,499
Total debt securities HTM	$251,125	$230,283

(1)Amortized cost is reported net of ACL of $99 million at June 30, 2024.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at June 30, 2024 and December 31, 2023.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2024 and December 31, 2023.

Evaluating Investments for Impairment—AFS Debt Securities

Overview
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$9	$43	$23	$94

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $13 million and $8 million as of June 30, 2024 and December 31, 2023, respectively.

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2024 and December 31, 2023:

In millions of dollars	June 30, 2024	December 31, 2023
Measurement alternative:
Carrying value	$1,717	$1,639

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Measurement alternative(1):
Impairment losses	$8	$28	$24	$63
Downward changes for observable prices	1	—	1	20
Upward changes for observable prices	3	3	52	33

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2024
Measurement alternative:
Impairment losses	$356
Downward changes for observable prices	35
Upward changes for observable prices	1,002

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2024 and 2023, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

14.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment, reporting unit and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate institutional and public sector clients around the world and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Notes 1 and 15 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Corporate Loans
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2024	December 31, 2023
In North America offices(1)
Commercial and industrial	$60,959	$61,008
Financial institutions	40,037	39,393
Mortgage and real estate(2)	17,917	17,813
Installment and other	22,929	23,335
Lease financing	231	227
Total	$142,073	$141,776
In offices outside North America(1)
Commercial and industrial	$96,883	$93,402
Financial institutions	27,282	26,143
Mortgage and real estate(2)	7,347	7,197
Installment and other	24,342	27,907
Lease financing	37	48
Governments and official institutions	3,664	3,599
Total	$159,555	$158,296
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(3)(4)(5)	$301,628	$300,072
Unallocated portfolio layer cumulative basis adjustments(6)	$(23)	$93
Corporate loans, net of unearned income(3)(4)(5)	$301,605	$300,165

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($917) million and ($917) million at June 30, 2024 and December 31, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2024 and December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet.
(5)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three and six months ended June 30, 2024 and 2023.
(6)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $1.5 billion and $2.3 billion of corporate loans during the three and six months ended June 30, 2024, and $1.3 billion and $2.9 billion of corporate loans during the three and six months ended June 30, 2023, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2024 or 2023.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$253	$124	$377	$404	$153,485	$154,266
Financial institutions	6	1	7	38	66,691	66,736
Mortgage and real estate	19	4	23	454	24,722	25,199
Lease financing	—	—	—	—	267	267
Other	81	10	91	102	46,735	46,928
Loans at fair value	N/A	N/A	N/A	N/A	N/A	8,232
Total(5)	$359	$139	$498	$998	$291,900	$301,628

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$308	$118	$426	$717	$150,308	$151,451
Financial institutions	9	7	16	51	64,993	65,060
Mortgage and real estate	66	3	69	868	24,001	24,938
Lease financing	—	—	—	—	275	275
Other	66	17	83	246	50,738	51,067
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,281
Total(5)	$449	$145	$594	$1,882	$290,315	$300,072

(1)Corporate loans that are 90 days or more past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
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
(5)Excludes $(23) million and $93 million of unallocated portfolio layer cumulative basis adjustments at June 30, 2024 and December 31, 2023, respectively.
N/A Not applicable

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,934	$12,455	$6,376	$3,539	$1,920	$7,363	$35,179	$103,766
Financial institutions(4)	8,774	4,555	1,744	2,022	360	2,190	39,235	58,880
Mortgage and real estate	1,436	3,636	3,917	3,380	2,212	2,515	268	17,364
Other(5)	2,343	3,121	4,379	1,013	822	5,035	27,219	43,932
Total investment grade	$49,487	$23,767	$16,416	$9,954	$5,314	$17,103	$101,901	$223,942
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,439	$5,666	$3,874	$1,962	$447	$2,546	$18,163	$50,097
Financial institutions(4)	2,461	948	568	735	39	491	2,575	7,817
Mortgage and real estate	414	1,108	1,729	1,464	918	1,205	543	7,381
Other(5)	305	447	366	307	136	317	1,283	3,161
Non-accrual
Commercial and industrial(4)	—	22	44	37	4	76	221	404
Financial institutions	9	—	—	—	—	1	28	38
Mortgage and real estate	3	5	56	30	25	290	45	454
Other(5)	4	—	2	16	1	64	15	102
Total non-investment grade	$20,635	$8,196	$6,639	$4,551	$1,570	$4,990	$22,873	$69,454
Loans at fair value(6)								$8,232
Corporate loans, net of unearned income(7)	$70,122	$31,963	$23,055	$14,505	$6,884	$22,093	$124,774	$301,628

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$47,811	$7,738	$3,641	$2,279	$2,604	$6,907	$34,956	$105,936
Financial institutions(4)	11,002	2,356	2,834	424	557	1,847	36,715	55,735
Mortgage and real estate	3,628	4,433	3,595	2,544	1,238	1,582	66	17,086
Other(5)	4,653	5,781	1,072	1,029	812	5,302	29,335	47,984
Total investment grade	$67,094	$20,308	$11,142	$6,276	$5,211	$15,638	$101,072	$226,741
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,570	$4,785	$1,914	$1,359	$732	$2,526	$15,912	$44,798
Financial institutions(4)	4,207	748	1,084	56	194	260	2,725	9,274
Mortgage and real estate	1,034	1,234	1,378	947	755	1,016	620	6,984
Other(5)	653	434	248	158	211	155	1,253	3,112
Non-accrual
Commercial and industrial	53	46	84	35	45	93	361	717
Financial institutions(4)	—	—	—	—	—	—	51	51
Mortgage and real estate	118	233	8	38	110	308	53	868
Other(5)	8	—	41	—	55	12	130	246
Total non-investment grade	$23,643	$7,480	$4,757	$2,593	$2,102	$4,370	$21,105	$66,050
Loans at fair value(6)								$7,281
Corporate loans, net of unearned income	$90,737	$27,788	$15,899	$8,869	$7,313	$20,008	$122,177	$300,072

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
(7)Excludes $(23) million and $93 million of unallocated portfolio layer cumulative basis adjustments at June 30, 2024 and December 31, 2023, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the six months ended June 30, 2024, by year of loan origination:

	For the Six Months Ended June 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$2	$—	$3	$9	$—	$3	$111	$128
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	9	—	—	63	20	130
Other(1)	—	—	—	—	—	15	24	39
Total	$3	$37	$12	$9	$—	$82	$164	$307

The table below details gross credit losses recognized during the six months ended June 30, 2023, by year of loan origination:

	For the Six Months Ended June 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$8	$—	$—	$1	$—	$2	$48	$59
Financial institutions	—	—	—	—	—	—	33	33
Mortgage and real estate	—	—	—	1	—	2	—	3
Other(1)	—	—	—	—	—	—	30	30
Total	$8	$—	$—	$2	$—	$4	$111	$125

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	June 30, 2024		December 31, 2023
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$235	$110	$507	$168
Financial institutions	27	5	48	15
Mortgage and real estate	254	29	697	128
Other	80	27	185	51
Total non-accrual corporate loans with specific allowances	$596	$171	$1,437	$362
Non-accrual corporate loans without specific allowances
Commercial and industrial	$176	N/A	$210	N/A
Financial institutions	11	N/A	3	N/A
Mortgage and real estate	200	N/A	171	N/A
Lease financing	—	N/A	—	N/A
Other	15	N/A	61	N/A
Total non-accrual corporate loans without specific allowances	$402	N/A	$445	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and six months ended June 30, 2024 was $12 million and $30 million, respectively, and for the three and six months ended June 30, 2023 was $13 million and $24 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and six months ended June 30, 2024 and June 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Six Months Ended June 30, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at June 30, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2024
Commercial and industrial	$50	$50	$—	9
Financial institutions	—	—	—	—
Mortgage and real estate	91	91	—	8
Other(5)	—	—	—	—
Total	$141	$141	$—
Six Months Ended June 30, 2024
Commercial and industrial	$131	$131	$—	13
Financial institutions	—	—	—	—
Mortgage and real estate	177	177	—	16
Other(5)	—	—	—	—
Total	$308	$308	$—

	For the Three and Six Months Ended June 30, 2023
In millions of dollars, except for weighted-average term extension	Total modifications balance at June 30, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2023
Commercial and industrial	$66	$65	$1	22
Financial institutions	—	—	—	—
Mortgage and real estate	47	46	1	24
Other(5)	—	—	—	—
Total	$113	$111	$2
Six Months Ended June 30, 2023
Commercial and industrial	$121	$95	$26	21
Financial institutions	—	—	—	—
Mortgage and real estate	49	48	1	23
Other(5)	—	—	—	—
Total	$170	$143	$27

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of June 30, 2024 and June 30, 2023.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $890 million and $492 million as of June 30, 2024 and June 30, 2023, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended June 30, 2024 and December 31, 2023:

	As of June 30, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$131	$131	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	177	177	—	—
Other(2)	—	—	—	—
Total	$308	$308	$—	$—

	As of December 31, 2023(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$198	$198	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	144	144	—	—
Other(2)	—	—	—	—
Total	$342	$342	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended June 30, 2024 and 2023. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

Consumer Loans
Consumer loans represent loans and leases managed primarily by USPB, Wealth and All Other—Legacy Franchises (except Mexico SBMM). The tables below present details about these loans, including the following loan categories:

•Residential first mortgages and Home equity loans primarily represent secured mortgage lending to customers of Retail Banking in USPB and Wealth.
•Credit cards primarily represent unsecured credit card lending to customers of Branded Cards and Retail Services in USPB.
•Personal, small business and other loans are primarily composed of classifiably managed loans to customers of Wealth (mostly within the Private Bank) who are typically high credit quality borrowers that historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$111,763	$386	$321	$240	$112,710	$115	$393	$508	$117
Home equity loans(7)(8)	3,228	28	82	—	3,338	22	143	165	—
Credit cards	158,903	2,119	2,445	—	163,467	—	—	—	2,445
Personal, small business and other(9)	33,154	115	44	5	33,318	6	40	46	8
Total	$307,048	$2,648	$2,892	$245	$312,833	$143	$576	$719	$2,570
In offices outside North America(5)
Residential mortgages(6)	$25,384	$40	$65	$—	$25,489	$—	$235	$235	$—
Credit cards	12,805	187	205	—	13,197	—	198	198	68
Personal, small business and other(9)	34,504	96	36	—	34,636	—	100	100	—
Total	$72,693	$323	$306	$—	$73,322	$—	$533	$533	$68
Total excluding portfolio layer cumulative basis adjustments	$379,741	$2,971	$3,198	$245	$386,155	$143	$1,109	$1,252	$2,638
Unallocated portfolio layer cumulative basis adjustments(10)					$(38)
Total Citigroup(11)(12)					$386,117

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$107,720	$462	$294	$235	$108,711	$105	$384	$489	$120
Home equity loans(7)(8)	3,471	36	85	—	3,592	48	126	174	—
Credit cards	159,966	2,293	2,461	—	164,720	—	—	—	2,461
Personal, small business and other(9)	35,970	104	57	4	36,135	6	59	65	5
Total	$307,127	$2,895	$2,897	$239	$313,158	$159	$569	$728	$2,586
In offices outside North America(5)
Residential mortgages(6)	$26,309	$48	$69	$—	$26,426	$—	$243	$243	$—
Credit cards	13,797	209	227	—	14,233	—	211	211	88
Personal, small business and other(9)	35,233	107	40	—	35,380	—	133	133	—
Total	$75,339	$364	$336	$—	$76,039	$—	$587	$587	$88
Total Citigroup(11)(12)	$382,466	$3,259	$3,233	$239	$389,197	$159	$1,156	$1,315	$2,674

(1)Loans less than 30 days past due are presented as current.
(2)Includes $294 million and $313 million at June 30, 2024 and December 31, 2023, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $26.2 billion and $17.5 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at June 30, 2024. Excludes delinquencies on $29.2 billion and $17.0 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2023.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at June 30, 2024 and December 31, 2023, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.6 billion of residential mortgages outside North America related to Wealth at June 30, 2024. Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.9 billion of residential mortgages outside North America related to Wealth at December 31, 2023.
(7)Includes less than $0.1 billion and less than $0.1 billion at June 30, 2024 and December 31, 2023, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)As of June 30, 2024, Wealth in North America includes $28.5 billion of loans, of which $26.2 billion are classifiably managed with 84% rated investment grade, and Wealth outside North America includes $25.0 billion of loans, of which $17.5 billion are classifiably managed with 61% rated investment grade. As of December 31, 2023, Wealth in North America includes $31.6 billion of loans, of which $29.2 billion are classifiably managed with 92% rated investment grade, and Wealth outside North America includes $24.9 billion of loans, of which $17.0 billion are classifiably managed with 74% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $852 million and $802 million at June 30, 2024 and December 31, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at June 30, 2024 and December 31, 2023, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and six months ended June 30, 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $0.8 billion, respectively. During the three and six months ended June 30, 2023, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.3 billion and $0.5 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
In North America offices(1)
Residential first mortgages	$2	$3	$5	$6
Home equity loans	2	1	3	3
Credit cards	—	—	—	—
Personal, small business and other	—	1	—	1
Total	$4	$5	$8	$10
In offices outside North America(1)
Residential mortgages	$3	$4	$5	$5
Credit cards	—	—	—	—
Personal, small business and other	1	—	1	—
Total	$4	$4	$6	$5
Total Citigroup	$8	$9	$14	$15

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the three and six months ended June 30, 2024, the Company sold and/or reclassified to held-for-sale less than $1 million and $59 million of consumer loans, respectively. During the three and six months ended June 30, 2023, the Company sold and/or reclassified to held-for-sale $2 million and $1,830 million of consumer loans, respectively. The decline was mainly due to the reclassification of a larger mortgage portfolio to HFS in the first quarter of 2023. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three and six months ended June 30, 2024 or 2023. Loans held by a business for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available. With respect to Citi’s consumer loan portfolio outside of the U.S. as of June 30, 2024 and December 31, 2023 ($74.7 billion and $77.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	June 30, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2024	$48	$1,068	$5,728
2023	204	2,880	13,688
2022	387	3,283	16,506
2021	336	2,906	14,867
2020	250	2,163	12,471
Prior	1,596	5,143	21,546
Total residential first mortgages	$2,821	$17,443	$84,806	$—	$7,640	$112,710
Home equity line of credit (pre-reset)	$295	$816	$1,687
Home equity line of credit (post-reset)	62	79	73
Home equity term loans	51	100	122
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	51	99	119
Total home equity loans	$408	$995	$1,882	$—	$53	$3,338
Credit cards	$21,559	$57,179	$79,982
Revolving loans converted to term loans(4)	1,190	560	117
Total credit cards(5)	$22,749	$57,739	$80,099	$—	$2,271	$162,858
Personal, small business and other
2024	$25	$147	$514
2023	133	363	863
2022	167	256	406
2021	39	58	86
2020	4	5	8
Prior	96	158	158
Total personal, small business and other(6)(7)	$464	$987	$2,035	$26,236	$2,753	$32,475
Total(8)	$26,442	$77,164	$168,822	$26,236	$12,717	$311,381

FICO score distribution—U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2023	$163	$2,758	$14,309
2022	339	3,423	16,834
2021	270	3,107	15,094
2020	232	2,143	12,827
2019	138	1,382	6,266
Prior	1,377	4,122	16,164
Total residential first mortgages	$2,519	$16,935	$81,494	$—	$7,763	$108,711
Home equity line of credit (pre-reset)	$300	$905	$1,873
Home equity line of credit (post-reset)	61	76	69
Home equity term loans	56	111	136
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	2	1	2
2019	—	1	2
Prior	54	109	131
Total home equity loans	$417	$1,092	$2,078	$—	$5	$3,592
Credit cards	$21,899	$57,479	$81,168
Revolving loans converted to term loans(4)	1,011	490	108
Total credit cards(5)	$22,910	$57,969	$81,276	$—	$1,955	$164,110
Personal, small business and other
2023	$88	$343	$996
2022	204	351	583
2021	52	83	128
2020	6	9	14
2019	5	7	8
Prior	96	169	168
Total personal, small business and other(6)(7)	$451	$962	$1,897	$29,209	$2,739	$35,258
Total	$26,297	$76,958	$166,745	$29,209	$12,462	$311,671

(1)    The FICO bands in the tables are consistent with general industry peer presentations.
(2)    These personal, small business and other loans without a FICO score available include $26.2 billion and $29.2 billion of Private Bank loans as of June 30, 2024 and December 31, 2023, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of June 30, 2024 and December 31, 2023, approximately 84% and 92% of these loans, respectively, were rated investment grade.
(3)    FICO scores not available primarily relates to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)    Not included in the tables above are $33 million and $51 million of revolving credit card loans outside of the U.S. that were converted to term loans as of June 30, 2024 and December 31, 2023, respectively.
(5)    Excludes $609 million and $610 million of balances related to Canada for June 30, 2024 and December 31, 2023, respectively.
(6)    Excludes $843 million and $877 million of balances related to Canada for June 30, 2024 and December 31, 2023, respectively.
(7)    Includes approximately $28 million and $37 million of personal revolving loans that were converted to term loans for June 30, 2024 and December 31, 2023, respectively.
(8)    Excludes $(38) million of unallocated portfolio layer cumulative basis adjustments at June 30, 2024.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the six months ended June 30, 2024 and 2023, by year of loan origination:

In millions of dollars	Six Months Ended June 30, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	22
Total residential first mortgages	$23
Home equity line of credit (pre-reset)	$3
Home equity line of credit (post-reset)	1
Home equity term loans	1
Total home equity loans	$5
Credit cards	$4,557
Revolving loans converted to term loans	119
Total credit cards	$4,676
Personal, small business and other
2024	$58
2023	100
2022	95
2021	37
2020	14
Prior	90
Total personal, small business and other	$394
Total Citigroup	$5,098

In millions of dollars	Six Months Ended June 30, 2023
Residential first mortgages
2023	$—
2022	1
2021	—
2020	1
2019	3
Prior	20
Total residential first mortgages	$25
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	1
Total home equity loans	$3
Credit cards	$2,925
Revolving loans converted to term loans	87
Total credit cards	$3,012
Personal, small business and other
2023	$69
2022	89
2021	56
2020	23
2019	27
Prior	84
Total personal, small business and other	$348
Total Citigroup	$3,388

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

LTV distribution—U.S. portfolio	June 30, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$5,408	$1,463	$—
2023	14,753	2,461	2
2022	18,717	2,445	32
2021	18,620	506	33
2020	15,790	254	1
Prior	30,067	362	26
Total residential first mortgages	$103,355	$7,491	$94	$1,770	$112,710
Home equity loans (pre-reset)	$2,702	$28	$50
Home equity loans (post-reset)	460	4	10
Total home equity loans	$3,162	$32	$60	$84	$3,338
Total(2)	$106,517	$7,523	$154	$1,854	$116,048

LTV distribution—U.S. portfolio	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$13,907	$3,769	$3
2022	17,736	3,900	52
2021	18,795	728	33
2020	16,094	306	1
2019	8,198	191	26
Prior	23,120	191	23
Total residential first mortgages	$97,850	$9,085	$138	$1,638	$108,711
Home equity loans (pre-reset)	$2,964	$29	$57
Home equity loans (post-reset)	476	5	12
Total home equity loans	$3,440	$34	$69	$49	$3,592
Total	$101,290	$9,119	$207	$1,687	$112,303

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $(38) million of unallocated portfolio layer cumulative basis adjustments at June 30, 2024.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	June 30, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$1,584	$267	$—
2023	2,597	840	246
2022	2,859	674	515
2021	2,821	670	426
2020	1,971	379	125
Prior	8,939	156	7
Total	$20,771	$2,986	$1,319	$413	$25,489

LTV distribution—outside of U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$2,756	$1,007	$112
2022	3,229	807	439
2021	3,257	754	382
2020	2,286	454	62
2019	2,525	84	2
Prior	8,000	84	3
Total	$22,053	$3,190	$1,000	$183	$26,426

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of June 30, 2024 and December 31, 2023, mortgage portfolios outside of the U.S. had an average LTV of approximately 56% and 55%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at June 30, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	2Q24 NCL ratio	2Q23 NCL ratio
Residential mortgages(3)	$25,489	$—	$25,489	0.16%	0.26%	0.04%	(0.01)%
Credit cards	13,197	—	13,197	1.42	1.55	4.70	3.98
Personal, small business and other(4)	34,636	17,472	17,164	0.56	0.21	0.96	0.91
Total	$73,322	$17,472	$55,850	0.58%	0.55%	1.33%	1.12%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$26,426	$—	$26,426	0.18%	0.26%
Credit cards	14,233	—	14,233	1.47	1.59
Personal, small business and other(4)	35,380	17,007	18,373	0.58	0.22
Total	$76,039	$17,007	$59,032	0.62%	0.57%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of June 30, 2024 and December 31, 2023, approximately 61% and 74% of these loans, respectively, were rated investment grade.
(3)    Includes $19.6 billion and $19.9 billion as of June 30, 2024 and December 31, 2023, respectively, of residential mortgages related to Wealth.
(4)    Includes $25.0 billion and $24.9 billion as of June 30, 2024 and December 31, 2023, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. These loans continue to age and accrue interest in accordance with their original contractual terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and six months ended June 30, 2024, $11 million and $17 million, respectively, of mortgage loans were enrolled in trial programs. During the three and six months ended June 30, 2023, $15 million and $26 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $1 million and $3 million had gone through Chapter 7 bankruptcy during the three and six months ended June 30, 2024, and $1 million and $2 million during the three and six months ended June 30, 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and six months ended June 30, 2024 and 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended June 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.02%	$26	$—	$17	$7	$2	$—	$—	—%	190	9
Home equity loans	0.03	1	—	—	—	1	—	—	1	172	—
Credit cards	0.25	411	411	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	6	—	—	—	6	—	—	8	17	—
Total	0.14%	$444	$411	$17	$7	$9	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$12	$—	$—	$11	$1	$—	$—	2%	168	12
Credit cards	0.03	4	4	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	1	1	—	6	—	—	6	24	—
Total	0.03%	$24	$5	$1	$11	$7	$—	$—

			For the Three Months Ended June 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.05%	$47	$1	$15	$29	$2	$—	$—	1%	191	6
Home equity loans	0.23	9	—	—	1	8	—	—	2	119	6
Credit cards	0.18	275	275	—	—	—	—	—	22	—	—
Personal, small business and other	0.01	4	—	1	—	3	—	—	6	13	—
Total	0.11%	$335	$276	$16	$30	$13	$—	$—
In offices outside North America(4)
Residential mortgages	1.03%	$278	$3	$—	$—	$—	$275	$—	—%	1	1
Credit cards	0.09	12	12	—	—	—	—	—	18	—	—
Personal, small business and other	0.02	7	1	2	—	4	—	—	9	20	—
Total	0.38%	$297	$16	$2	$—	$4	$275	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended June 30, 2024 and 2023, Citi granted forgiveness of $2 million and less than $1 million, respectively, in residential first mortgage loans, $28 million and $16 million, respectively, in credit card loans and $2 million and $1 million, respectively, in personal, small business and other loans. As a result, there were no outstanding balances as of June 30, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2024 and 2023.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended June 30, 2024 and 2023.

			For the Six Months Ended June 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.05%	$55	$—	$38	$14	$3	$—	$—	—%	187	9
Home equity loans	0.03	1	—	—	—	1	—	—	2	146	—
Credit cards	0.48	777	777	—	—	—	—	—	24	—	—
Personal, small business and other	0.04	13	1	—	1	11	—	—	8	18	5
Total	0.27%	$846	$778	$38	$15	$15	$—	$—
In offices outside North America(4)
Residential mortgages	0.09%	$24	$—	$—	$23	$1	$—	$—	2%	183	12
Credit cards	0.06	8	8	—	—	—	—	—	24	—	—
Personal, small business and other	0.04	15	3	3	—	9	—	—	7	24	—
Total	0.06%	$47	$11	$3	$23	$10	$—	$—

			For the Six Months Ended June 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.10%	$100	$1	$30	$64	$5	$—	$—	1%	187	6
Home equity loans	0.48	19	—	—	6	13	—	—	2	120	6
Credit cards	0.33	499	499	—	—	—	—	—	22	—	—
Personal, small business and other	0.02	6	1	1	—	4	—	—	6	14	—
Total	0.21%	$624	$501	$31	$70	$22	$—	$—
In offices outside North America(4)
Residential mortgages	1.09%	$296	$5	$—	$—	$1	$290	$—	—%	2	2
Credit cards	0.17	23	23	—	—	—	—	—	18	—	—
Personal, small business and other	0.04	16	3	4	—	9	—	—	8	21	—
Total	0.43%	$335	$31	$4	$—	$10	$290	$—
(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the six months ended June 30, 2024 and 2023, Citi granted forgiveness of $2 million and less than $1 million, respectively, in residential first mortgage loans, $39 million and $26 million, respectively, in credit card loans and $2 million and $1 million, respectively, in personal, small business and other loans. As a result, there were no outstanding balances as of June 30, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2024 and 2023.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the six months ended June 30, 2024 and 2023.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended June 30, 2024 and the year ended December 31, 2023:

	As of June 30, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$122	$65	$24	$33	$—
Home equity loans	3	2	—	1	—
Credit cards	1,268	955	176	137	262
Personal, small business and other	20	18	1	1	2
Total(2)(3)	$1,413	$1,040	$201	$172	$264
In offices outside North America(1)
Residential mortgages	$297	$293	$3	$1	$1
Credit cards	14	13	1	—	—
Personal, small business and other	24	20	4	—	1
Total(2)(3)	$335	$326	$8	$1	$2

	As of December 31, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$164	$70	$22	$72	$—
Home equity loans	21	14	1	6	—
Credit cards	1,039	740	179	120	204
Personal, small business and other	14	12	1	1	1
Total(2)(3)	$1,238	$836	$203	$199	$205
In offices outside North America(1)
Residential mortgages	$334	$331	$2	$1	$—
Credit cards	43	37	3	3	4
Personal, small business and other	27	24	3	—	1
Total(2)(3)	$404	$392	$8	$4	$5

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and six months ended June 30, 2024 and 2023. Default is defined as 60 days past due:

		For the Three Months Ended June 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$9	$—	$9	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	95	95	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$105	$95	$9	$—	$1	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	—	—	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$—	$—	$1	$1	$—	$—

		For the Three Months Ended June 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$1	$1	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	50	50	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$51	$51	$—	$—	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$1	$1	$—	$—	$—	$—	$—

		For the Six Months Ended June 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$19	$—	$17	$—	$2	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	136	136	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$156	$136	$17	$—	$3	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	—	—	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$—	$—	$2	$2	$—	$—

		For the Six Months Ended June 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$1	$1	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	55	55	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$56	$56	$—	$—	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$1	$—	$—	$1	$—	$—

(1)    The above table reflects activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,296	$17,169	$18,145	$16,974
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	—	—	—	(352)
Adjusted ACLL at beginning of period	$18,296	$17,169	$18,145	$16,622
Gross credit losses on loans	$(2,715)	$(1,879)	$(5,405)	$(3,513)
Gross recoveries on loans	432	375	819	707
Net credit losses on loans (NCLs)	$(2,283)	$(1,504)	$(4,586)	$(2,806)
Replenishment of NCLs	$2,283	$1,504	$4,586	$2,806
Net reserve builds (releases) for loans	136	290	382	687
Net specific reserve builds (releases) for loans	(60)	(33)	(187)	5
Total provision for credit losses on loans (PCLL)	$2,359	$1,761	$4,781	$3,498
Other, net (see table below)	(156)	70	(124)	182
ACLL at end of period	$18,216	$17,496	$18,216	$17,496
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,629	$1,959	$1,728	$2,151
Provision (release) for credit losses on unfunded lending commitments	(8)	(96)	(106)	(290)
Other, net	(2)	(1)	(3)	1
ACLUC at end of period(2)	$1,619	$1,862	$1,619	$1,862
Total allowance for credit losses on loans, leases and unfunded lending commitments	$19,835	$19,358	$19,835	$19,358

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
FX translation and other	$(156)	$70	$(124)	$182
Other, net	$(156)	$70	$(124)	$182

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	June 30, 2024			June 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,772	$15,524	$18,296	$2,780	$14,389	$17,169
Charge-offs	(129)	(2,586)	(2,715)	(86)	(1,793)	(1,879)
Recoveries	21	411	432	11	364	375
Replenishment of NCLs	108	2,175	2,283	75	1,429	1,504
Net reserve builds (releases)	(216)	352	136	(119)	409	290
Net specific reserve builds (releases)	(58)	(2)	(60)	(33)	—	(33)
Other	(14)	(142)	(156)	2	68	70
Ending balance	$2,484	$15,732	$18,216	$2,630	$14,866	$17,496
	Six Months Ended
	June 30, 2024			June 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$14,119	$16,974
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	—	—	—	(352)	(352)
Adjusted ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$13,767	$16,622
Charge-offs	$(307)	$(5,098)	$(5,405)	$(125)	$(3,388)	$(3,513)
Recoveries	35	784	819	28	679	707
Replenishment of NCLs	272	4,314	4,586	97	2,709	2,806
Net reserve builds (releases)	(28)	410	382	(209)	896	687
Net specific reserve builds (releases)	(189)	2	(187)	(28)	33	5
Other	(13)	(111)	(124)	12	170	182
Ending balance	$2,484	$15,732	$18,216	$2,630	$14,866	$17,496

	June 30, 2024			December 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated(1)	$2,313	$15,690	$18,003	$2,352	$15,391	$17,743
Individually evaluated	171	42	213	362	40	402
Purchased credit deteriorated	—	—	—	—	—	—
Total ACLL	$2,484	$15,732	$18,216	$2,714	$15,431	$18,145
Loans, net of unearned income
Collectively evaluated(1)	$292,375	$385,651	$678,026	$291,002	$388,711	$679,713
Individually evaluated	998	60	1,058	1,882	58	1,940
Purchased credit deteriorated	—	112	112	—	115	115
Held at fair value	8,232	294	8,526	7,281	313	7,594
Total loans, net of unearned income	$301,605	$386,117	$687,722	$300,165	$389,197	$689,362

(1)    See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

2Q24 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of June 30, 2024 was $19,835 million, a slight decrease from $19,873 million at December 31, 2023, primarily reflecting an improved macroeconomic outlook, as well as changes in portfolio composition.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of June 30, 2024 was $15,732 million, an increase from $15,431 million at December 31, 2023. The increase was primarily driven by macroeconomic pressures related to the higher inflationary and interest rate environment.

Corporate ACLL
Citi’s total corporate ACLL as of June 30, 2024 was $2,484 million, a decrease from $2,714 million at December 31, 2023. The decrease was primarily driven by an improved macroeconomic outlook, as well as changes in portfolio composition.

ACLUC
As of June 30, 2024, Citi’s total ACLUC, included in Other liabilities, was $1,619 million, a decrease from $1,728 million at December 31, 2023. The decrease was primarily driven by an improved macroeconomic outlook, as well as changes in portfolio composition.

Allowance for Credit Losses on HTM Debt Securities
The allowance for credit losses on HTM debt securities, which the Company has the intent and ability to hold, was $99 million and $95 million as of June 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$28	$18	$1,676	$1,722
Gross credit losses	—	—	(10)	(10)
Gross recoveries	—	—	8	8
Net credit losses (NCLs)	$—	$—	$(2)	$(2)
Replenishment of NCLs	$—	$—	$2	$2
Net reserve builds (releases)	(8)	14	104	110
Total provision for credit losses	$(8)	$14	$106	$112
Other, net	$1	$1	$77	$79
Allowance for credit losses on other assets at end of quarter	$21	$33	$1,857	$1,911
	Six Months Ended June 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$31	$27	$1,730	$1,788
Gross credit losses	—	—	(28)	(28)
Gross recoveries	—	—	13	13
Net credit losses (NCLs)	$—	$—	$(15)	$(15)
Replenishment of NCLs	$—	$—	$15	$15
Net reserve builds (releases)	(11)	5	107	101
Total provision for credit losses	$(11)	$5	$122	$116
Other, net	$1	$1	$20	$22
Allowance for credit losses on other assets at end of quarter	$21	$33	$1,857	$1,911

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

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

For ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets(1)	Banking(1)	USPB	Wealth	All Other	Total
Balance at December 31, 2023	$2,214	$5,870	$1,039	$5,398	$4,469	$1,108	$20,098
Foreign currency translation	(27)	(82)	2	23	—	28	(56)
Balance at March 31, 2024	$2,187	$5,788	$1,041	$5,421	$4,469	$1,136	$20,042
Foreign currency translation	(57)	(62)	(18)	(92)	(1)	(108)	(338)
Balance at June 30, 2024	$2,130	$5,726	$1,023	$5,329	$4,468	$1,028	$19,704

(1)    In 2023, goodwill of approximately $537 million was transferred from Banking to Markets related to business realignment. Prior-period amounts have been revised to conform with the current presentation. See Note 3 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of June 30, 2024. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
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

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2024			December 31, 2023
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,302	$4,436	$866	$5,302	$4,365	$937
Credit card contract-related intangibles(2)	4,177	1,806	2,371	4,177	1,698	2,479
Other customer relationships	325	269	56	363	290	73
Present value of future profits	35	34	1	37	36	1
Indefinite-lived intangible assets	223	—	223	240	—	240
Intangible assets (excluding MSRs)	$10,062	$6,545	$3,517	$10,119	$6,389	$3,730
Mortgage servicing rights (MSRs)(3)	709	—	709	691	—	691
Total intangible assets	$10,771	$6,545	$4,226	$10,810	$6,389	$4,421

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2023	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2024
Purchased credit card relationships(1)	$937	$—	$(71)	$—	$—	$866
Credit card contract-related intangibles(2)	2,479	—	(109)	—	1	2,371
Other customer relationships	73	—	(11)	—	(6)	56
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	240	—	—	—	(17)	223
Intangible assets (excluding MSRs)	$3,730	$—	$(191)	$—	$(22)	$3,517
Mortgage servicing rights (MSRs)(3)	691					709
Total intangible assets	$4,421					$4,226

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	June 30,	December 31,
In millions of dollars	2024(1)	2023
Non-interest-bearing deposits in U.S. offices	$117,607	$112,089
Interest-bearing deposits in U.S. offices (including $1,159 and $1,309 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	546,772	576,784
Total deposits in U.S. offices(1)	$664,379	$688,873
Non-interest-bearing deposits in offices outside the U.S.	$83,150	$88,988
Interest-bearing deposits in offices outside the U.S. (including $2,241 and $1,131 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	530,608	530,820
Total deposits in offices outside the U.S.(1)	$613,758	$619,808
Total deposits	$1,278,137	$1,308,681

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

Short-Term Borrowings

In millions of dollars	June 30, 2024	December 31, 2023
Commercial paper
Bank(1)	$11,029	$11,116
Broker-dealer and other(2)	7,826	9,106
Total commercial paper	$18,855	$20,222
Other borrowings(3)	19,839	17,235
Total	$38,694	$37,457

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2024 and December 31, 2023, collateralized short-term advances from Federal Home Loan Banks were $5.0 billion and $8.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2024	December 31, 2023
Citigroup Inc.(1)	$163,903	$162,309
Bank(2)	32,995	31,673
Broker-dealer and other(3)	83,423	92,637
Total	$280,321	$286,619

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2024 and December 31, 2023, collateralized long-term advances from the Federal Home Loan Banks were $11.5 billion and $11.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at June 30, 2024 and December 31, 2023.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2024:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2024
Balance, March 31, 2024	$(3,644)	$(1,272)	$(914)	$(5,973)	$(33,939)	$(42)	$55	$(45,729)
Other comprehensive income before reclassifications	(24)	254	87	135	(1,634)	4	2	(1,176)
Increase (decrease) due to amounts reclassified from AOCI	(14)	2	198	44	—	(1)	(1)	228
Change, net of taxes	$(38)	$256	$285	$179	$(1,634)	$3	$1	$(948)
Balance at June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)
Six Months Ended June 30, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	152	(319)	319	163	(2,688)	12	23	(2,338)
Increase (decrease) due to amounts reclassified from AOCI	(90)	12	458	93	—	(11)	(1)	461
Change, net of taxes	$62	$(307)	$777	$256	$(2,688)	$1	$22	$(1,877)
Balance at June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(5,162)	$517	$(2,161)	$(5,859)	$(32,796)	$(12)	$32	$(45,441)
Other comprehensive income before reclassifications	133	(613)	(206)	(170)	23	27	(6)	(812)
Increase (decrease) due to amounts reclassified from AOCI	(7)	(6)	377	34	—	(10)	—	388
Change, net of taxes	$126	$(619)	$171	$(136)	$23	$17	$(6)	$(424)
Balance at June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	988	(940)	(200)	(302)	864	11	(1)	420
Increase (decrease) due to amounts reclassified from AOCI	(26)	(4)	732	62	—	(14)	—	750
Change, net of taxes	$962	$(944)	$532	$(240)	$864	$(3)	$(1)	$1,170
Balance at June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)

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

(4)Primarily reflects the movement in (by order of impact) the Mexican peso, Brazilian real, Japanese yen and euro against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Egyptian pound, Brazilian real, euro, Japanese yen, Chilean peso and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Brazilian real, Russian ruble and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2023. Primarily reflects the movement in (by order of impact) the Mexican peso, Brazilian real, Polish zloty, Chilean peso, euro, Russian ruble, Japanese yen and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2023. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $474 million and $560 million at June 30, 2024 and June 30, 2023, respectively.
(6)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2024
Balance, March 31, 2024	$(53,391)	$7,662	$(45,729)
Change in net unrealized gains (losses) on debt securities	(52)	14	(38)
Debt valuation adjustment (DVA)	343	(87)	256
Cash flow hedges	364	(79)	285
Benefit plans	250	(71)	179
Foreign currency translation adjustment (CTA)	(1,622)	(12)	(1,634)
Excluded component of fair value hedges	2	1	3
Long-duration insurance contracts	4	(3)	1
Change	$(711)	$(237)	$(948)
Balance at June 30, 2024	$(54,102)	$7,425	$(46,677)
Six Months Ended June 30, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	72	(10)	62
DVA	(407)	100	(307)
Cash flow hedges	1,014	(237)	777
Benefit plans	318	(62)	256
CTA	(2,711)	23	(2,688)
Excluded component of fair value hedges	(2)	3	1
Long-duration insurance contracts	36	(14)	22
Change	$(1,680)	$(197)	$(1,877)
Balance at June 30, 2024	$(54,102)	$7,425	$(46,677)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(53,443)	$8,002	$(45,441)
Change in net unrealized gains (losses) on debt securities	210	(84)	126
DVA	(837)	218	(619)
Cash flow hedges	233	(62)	171
Benefit plans	(156)	20	(136)
CTA	15	8	23
Excluded component of fair value hedges	22	(5)	17
Long-duration insurance contracts	(8)	2	(6)
Change	$(521)	$97	$(424)
Balance, June 30, 2023	$(53,964)	$8,099	$(45,865)
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	1,323	(361)	962
DVA	(1,270)	326	(944)
Cash flow hedges	712	(180)	532
Benefit plans	(312)	72	(240)
CTA	803	61	864
Excluded component of fair value hedges	(4)	1	(3)
Long-duration insurance contracts	(2)	1	(1)
Change	$1,250	$(80)	$1,170
Balance, June 30, 2023	$(53,964)	$8,099	$(45,865)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Realized (gains) losses on sales of investments	$(23)	$(49)	$(138)	$(121)
Gross impairment losses	9	43	23	94
Subtotal, pretax	$(14)	$(6)	$(115)	$(27)
Tax effect	—	(1)	25	1
Net realized (gains) losses on investments, after-tax(1)	$(14)	$(7)	$(90)	$(26)
Realized DVA (gains) losses on fair value option liabilities, pretax	$3	$(7)	$16	$(4)
Tax effect	(1)	1	(4)	—
Net realized DVA, after-tax	$2	$(6)	$12	$(4)
Interest rate contracts	$260	$495	$602	$964
Foreign exchange contracts	1	1	2	2
Subtotal, pretax	$261	$496	$604	$966
Tax effect	(63)	(119)	(146)	(234)
Amortization of cash flow hedges, after-tax(2)	$198	$377	$458	$732
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(5)	$(10)	$(11)
Net actuarial loss	64	51	134	100
Curtailment/settlement impact(3)	2	1	2	(4)
Subtotal, pretax	$61	$47	$126	$85
Tax effect	(17)	(13)	(33)	(23)
Amortization of benefit plans, after-tax(3)	$44	$34	$93	$62
Excluded component of fair value hedges, pretax	$(1)	$(13)	$(14)	$(19)
Tax effect	—	3	3	5
Excluded component of fair value hedges, after-tax	$(1)	$(10)	$(11)	$(14)
Long-duration contracts, pretax	$(1)	$—	$(1)	$—
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$(1)	$—	$(1)	$—
CTA, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
CTA, after-tax	$—	$—	$—	$—
Total amounts reclassified out of AOCI, pretax	$309	$517	$616	$1,001
Total tax effect	(81)	(129)	(155)	(251)
Total amounts reclassified out of AOCI, after-tax	$228	$388	$461	$750

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of June 30, 2024	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	June 30, 2024	December 31, 2023
Series D(1)	April 30, 2013	May 15, 2023	N/A	$1,000	1,250,000	$—	$1,250
Series J(2)	September 19, 2013	September 30, 2023	N/A	25	22,000,000	—	550
Series M(3)	April 30, 2014	May 15, 2024	3-mo. SOFR+ 3.68461	1,000	1,750,000	1,750	1,750
Series P(4)	April 24, 2015	May 15, 2025	5.950%	1,000	2,000,000	2,000	2,000
Series T(5)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(6)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(7)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(8)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(9)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(10)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(11)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(12)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(13)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	—
Series CC(14)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	—
						$18,100	$17,600

Note: On July 30, 2024, Citi issued $1.5 billion of preferred stock Series DD.
(1)Citi redeemed Series D in its entirety on May 15, 2024.
(2)Citi redeemed the remaining Series J in its entirety on March 29, 2024.
(3)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2024, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. The spread incorporates the original contractual spread and a 0.26161% tenor spread adjustment. As previously announced, Citi will be redeeming Series M in its entirety on August 15, 2024.
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
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, August 15, 2029, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,915	$29,915	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,959	—	113,959	2,501	—	—	130	2,631
Non-agency-sponsored	59,901	—	59,901	3,299	—	157	—	3,456
Citi-administered asset-backed commercial paper conduits	20,413	20,093	320	3	—	34	—	37
Collateralized loan obligations (CLOs)	4,932	—	4,932	1,924	—	—	—	1,924
Asset-based financing(5)	211,948	8,502	203,446	47,104	831	13,233	—	61,168
Municipal securities tender option bond trusts (TOBs)	1,025	1,025	—	—	—	—	—	—
Municipal investments	20,528	3	20,525	2,333	2,611	2,459	—	7,403
Client intermediation	388	79	309	28	—	—	45	73
Investment funds	632	65	567	4	13	94	—	111
Total	$463,641	$59,682	$403,959	$57,196	$3,455	$15,977	$175	$76,803

	As of December 31, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,852	$31,852	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,787	—	123,787	2,332	—	—	136	2,468
Non-agency-sponsored	64,963	—	64,963	3,751	—	129	—	3,880
Citi-administered asset-backed commercial paper conduits	21,097	21,097	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,562	—	5,562	2,344	—	—	—	2,344
Asset-based financing(5)	204,680	12,197	192,483	48,187	902	13,655	—	62,744
Municipal securities tender option bond trusts (TOBs)	1,493	883	610	12	—	417	—	429
Municipal investments	21,317	3	21,314	2,243	2,779	2,587	—	7,609
Client intermediation	368	86	282	37	—	—	—	37
Investment funds	545	70	475	3	10	95	—	108
Total	$475,664	$66,188	$409,476	$58,909	$3,691	$16,883	$136	$79,619

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2024 and December 31, 2023 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $6 billion and $6 billion in unconsolidated VIE assets and $245 million and $282 million in maximum exposure to loss as of June 30, 2024 and December 31, 2023, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2024 and December 31, 2023, the Company’s maximum exposure to loss related to these transactions was $6.6 billion and $8.5 billion, respectively (see Note 14 and Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K);
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

	June 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$71	$44
Trading account assets	7,920	11,350
Investments	923	767
Loans, net of unearned income
Consumer	32,956	35,141
Corporate	20,213	21,207
Loans, net of unearned income	$53,169	$56,348
Allowance for credit losses on loans (ACLL)	(2,558)	(2,481)
Total loans, net	$50,611	$53,867
Other assets	157	160
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$59,682	$66,188

	June 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,754	$9,692
Long-term debt	6,085	8,443
Other liabilities	1,438	927
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$17,277	$19,062

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	June 30, 2024		December 31, 2023
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$157	$—	$129
Citi-administered asset-backed commercial paper conduits	—	34	—	—
Asset-based financing	—	13,233	—	13,655
Municipal securities tender option bond trusts (TOBs)	—	—	417	—
Municipal investments	—	2,459	—	2,587
Investment funds	—	94	—	95
Other	—	—	—	—
Total funding commitments	$—	$15,977	$417	$16,466

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2024	December 31, 2023
Cash	$—	$—
Trading account assets	3.9	1.9
Investments	5.0	8.3
Total loans, net of allowance	51.1	51.8
Other	0.6	0.6
Total assets	$60.6	$62.6

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the six months ended June 30, 2024 and 2023.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.5	$3.0	$1.6	$1.0
Proceeds from new securitizations	1.5	2.7	1.6	0.9
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—	0.1
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$3.0	$4.1	$2.3	$2.3
Proceeds from new securitizations	3.0	3.7	2.4	2.0
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and six months ended June 30, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $45.5 million and $82.0 million for the three and six months ended June 30, 2024, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and six months ended June 30, 2023. Gains recognized on the securitization of non-agency-sponsored mortgages were $11.3 million and $13.7 million for the three and six months ended June 30, 2023, respectively.

	June 30, 2024			December 31, 2023
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$709	$855	$1,014	$689	$943	$963

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2024	Dec. 31, 2023	Jun. 30, 2024	Dec. 31, 2023	2024	2023	2024	2023
Securitized assets
Residential mortgages(1)	$28.2	$28.2	$0.3	$0.5	$0.5	$2.3	$1.2	$4.6
Commercial and other	29.5	29.9	—	—	—	—	—	—
Total	$57.7	$58.1	$0.3	$0.5	$0.5	$2.3	$1.2	$4.6

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of June 30, 2024.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $709 million and $681 million at June 30, 2024 and 2023, respectively. The MSRs correspond to principal loan balances of $53 billion and $51 billion as of June 30, 2024 and 2023, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Balance, beginning of period	$702	$658	$691	$665
Originations	19	19	36	31
Changes in fair value of MSRs due to changes in inputs and assumptions	5	22	17	19
Other changes(1)	(17)	(18)	(35)	(34)
Balance, as of June 30	$709	$681	$709	$681

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Servicing fees	$33	$32	$65	$65
Late fees	1	1	1	2
Total MSR fees	$34	$33	$66	$67

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended June 30, 2024 and 2023. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2024 and December 31, 2023, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2024, Citi transferred agency securities with a fair value of approximately $6.3 billion and $10.7 billion to re-securitization entities, compared to approximately $3.3 billion and $8.6 billion for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.8 billion (including $942 million related to re-securitization transactions executed in 2024), compared to $1.7 billion as of December 31, 2023 (including $930 million related to re-securitization transactions executed in 2023), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2024 and December 31, 2023 were approximately $73.1 billion and $84.1 billion, respectively.
As of June 30, 2024 and December 31, 2023, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2024 and December 31, 2023, the commercial paper conduits administered by Citi had approximately $20.1 billion and $21.1 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $16.3 billion and $16.7 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2024 and
December 31, 2023, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 80 and 68 days, respectively.
Each asset purchased by the conduit is structured with transaction-specific credit enhancement, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Credit enhancement is sized with the objective of approximating an investment-grade credit rating, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancement, the conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $2.0 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2024 and December 31, 2023, the Company owned $9.3 billion and $10.1 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2024 and December 31, 2023, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.7 billion and $1.2 billion as of June 30, 2024 and December 31, 2023, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2024		December 31, 2023
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$42,185	$8,327	$42,869	$8,831
Corporate loans	37,755	20,631	27,903	18,546
Other (including investment funds, airlines and shipping)	123,506	32,210	121,711	35,367
Total	$203,446	$61,168	$192,483	$62,744

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate contracts
Swaps	$272,320	$277,003	$20,423,966	$17,077,712
Futures and forwards	—	—	3,490,013	3,022,127
Written options	—	—	2,584,344	2,753,912
Purchased options	—	—	2,439,595	2,687,662
Total interest rate contracts	$272,320	$277,003	$28,937,918	$25,541,413
Foreign exchange contracts
Swaps	$35,709	$45,851	$8,298,674	$7,943,054
Futures, forwards and spot	49,400	49,779	4,822,868	3,737,063
Written options	—	—	1,082,059	778,397
Purchased options	—	—	1,081,014	771,134
Total foreign exchange contracts	$85,109	$95,630	$15,284,615	$13,229,648
Equity contracts
Swaps	$—	$—	$293,394	$317,117
Futures and forwards	—	—	78,102	72,592
Written options	—	—	539,076	544,315
Purchased options	—	—	406,813	428,949
Total equity contracts	$—	$—	$1,317,385	$1,362,973
Commodity and other contracts
Swaps	$—	$—	$77,801	$82,009
Futures and forwards	3,093	1,750	167,194	161,811
Written options	—	—	59,172	49,555
Purchased options	—	—	58,359	46,742
Total commodity and other contracts	$3,093	$1,750	$362,526	$340,117
Credit derivatives(1)
Protection sold	$—	$—	$483,472	$496,699
Protection purchased	—	—	562,640	567,627
Total credit derivatives	$—	$—	$1,046,112	$1,064,326
Total derivative notionals	$360,522	$374,383	$46,948,556	$41,538,477

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2024 and December 31, 2023. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at June 30, 2024	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$413	$109
Cleared	148	37
Interest rate contracts	$561	$146
Over-the-counter	$1,255	$457
Cleared	—	—
Foreign exchange contracts	$1,255	$457
Total derivatives instruments designated as ASC 815 hedges	$1,816	$603
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$103,659	$94,866
Cleared	39,757	40,710
Exchange traded	89	65
Interest rate contracts	$143,505	$135,641
Over-the-counter	$136,114	$128,529
Cleared	543	603
Exchange traded	5	1
Foreign exchange contracts	$136,662	$129,133
Over-the-counter	$18,741	$31,341
Cleared	2	52
Exchange traded	33,635	33,051
Equity contracts	$52,378	$64,444
Over-the-counter	$12,688	$14,518
Exchange traded	670	870
Commodity and other contracts	$13,358	$15,388
Over-the-counter	$6,371	$5,995
Cleared	1,772	1,735
Credit derivatives	$8,143	$7,730
Total derivatives instruments not designated as ASC 815 hedges	$354,046	$352,336
Total derivatives	$355,862	$352,939
Less: Netting agreements(3)	$(277,223)	$(277,223)
Less: Netting cash collateral received/paid(4)	(25,575)	(28,644)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$53,064	$47,072
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(558)	$(380)
Less: Non-cash collateral received/paid	(2,367)	(10,060)
Total net receivables/payables(5)	$50,139	$36,632

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $204 billion, $40 billion and $33 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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

For the three and six months ended June 30, 2024 and 2023, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Interest rate contracts	$(8)	$(22)	$(44)	$(34)
Foreign exchange	(136)	(6)	(122)	(64)
Total	$(144)	$(28)	$(166)	$(98)

Fair Value Hedges
For additional information regarding Citi’s fair value hedges, see Note 24 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(436)	$—	$(491)	$—	$(1,040)	$—	$(492)
Foreign exchange hedges	145	—	738	—	74	—	1,286	—
Commodity hedges(2)	(289)	—	183	—	1,231	—	(325)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(144)	$(436)	$921	$(491)	$1,305	$(1,040)	$961	$(492)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$448	$—	$488	$—	$1,068	$—	$481
Foreign exchange hedges	(145)	—	(738)	—	(74)	—	(1,286)	—
Commodity hedges(2)	289	—	(183)	—	(1,231)	—	325	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$144	$448	$(921)	$488	$(1,305)	$1,068	$(961)	$481
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(3)	32	—	2	—	3	—	24	—
Commodity hedges(2)(4)	70	—	52	—	167	—	101	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$102	$—	$54	$—	$170	$—	$125	$—

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
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $2 million and $22 million for the three months ended June 30, 2024 and 2023, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended June 30, 2024 includes gain (loss) of approximately $51 million and $19 million under the mark-to-market approach and amortization approach, respectively. The quarter ended June 30, 2023 includes gain (loss) of approximately $41 million and $11 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2024 and December 31, 2023, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2024
Debt securities AFS(2)(6)	$98,577	$(1,096)	$(249)
Consumer loans(3)	55,577	(38)	—
Corporate loans(4)	5,387	(23)	(29)
Long-term debt	141,883	(1,628)	(5,153)
As of December 31, 2023
Debt securities AFS(5)(6)	$111,886	$(925)	$(282)
Corporate loans(7)	4,968	93	(3)
Long-term debt	141,449	(908)	(5,160)

(1)Excludes physical commodities inventories with a carrying value of approximately $7 billion and $8 billion as of June 30, 2024 and December 31, 2023, respectively, which includes cumulative basis adjustments of approximately $(0.2) billion and $1.2 billion, respectively, for active hedges.
(2)These amounts include a cumulative basis adjustment of $(213) million for active hedges and $(23) million for de-designated hedges as of June 30, 2024, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $21 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $30 billion as of June 30, 2024) in a portfolio layer hedging relationship.
(3)All hedged consumer loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $14.9 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $56 billion as of June 30, 2024).
(4)All hedged corporate loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $3.9 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $5.4 billion as of June 30, 2024).
(5)These amounts include a cumulative basis adjustment of $248 million for active hedges and $(51) million for de-designated hedges as of December 31, 2023, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $14 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $28 billion as of December 31, 2023) in a portfolio layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2024		2023		2024		2023
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$34		$(280)		$340		$(259)
Foreign exchange contracts	(2)		17		(1)		5
Total gain (loss) recognized in AOCI	$32		$(263)		$339		$(254)
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(260)	$—	$(495)	$—	$(602)	$—	$(964)
Foreign exchange contracts	(1)	—	(1)	—	(2)	—	(2)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$(260)	$(1)	$(495)	$(2)	$(602)	$(2)	$(964)
Net pretax change in cash flow hedges included within AOCI		$293		$233		$943		$712

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2024 is approximately $(0.5) billion. The maximum length of time over which forecasted cash flows are hedged is 14 years.
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

The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $1,057 million and $1,250 million for the three and six months ended June 30, 2024 and $(272) million and $(948) million for the three and six months ended June 30, 2023, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,118	$7,221	$522,912	$476,386
Total return swaps and other	1,025	509	39,728	7,086
Total by instrument	$8,143	$7,730	$562,640	$483,472
By rating of reference entity
Investment grade	$4,057	$3,694	$432,898	$378,988
Non-investment grade	4,086	4,036	129,742	104,484
Total by rating of reference entity	$8,143	$7,730	$562,640	$483,472
By maturity
Within 1 year	$988	$1,336	$170,278	$147,932
From 1 to 5 years	5,680	5,071	346,319	310,789
After 5 years	1,475	1,323	46,043	24,751
Total by maturity	$8,143	$7,730	$562,640	$483,472

(1)The fair value amount receivable is composed of $3,329 million under protection purchased and $4,814 million under protection sold.
(2)The fair value amount payable is composed of $5,586 million under protection purchased and $2,144 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,686	$7,243	$539,522	$491,514
Total return swaps and other	653	839	28,105	5,185
Total by instrument	$8,339	$8,082	$567,627	$496,699
By rating of reference entity
Investment grade	$4,282	$4,138	$444,989	$393,115
Non-investment grade	4,057	3,944	122,638	103,584
Total by rating of reference entity	$8,339	$8,082	$567,627	$496,699
By maturity
Within 1 year	$986	$1,713	$155,910	$128,874
From 1 to 5 years	5,816	4,939	366,156	337,583
After 5 years	1,537	1,430	45,561	30,242
Total by maturity	$8,339	$8,082	$567,627	$496,699

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2024 and December 31, 2023 was $15 billion and $15 billion, respectively. The Company posted $13 billion and $12 billion as collateral for this exposure in the normal course of business as of June 30, 2024 and December 31, 2023, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2024, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $14 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.1 billion and $4.3 billion as of June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, the fair value of these previously derecognized assets was $5.7 billion. The fair value of the total return swaps as of June 30, 2024 was $89 million recorded as gross derivative assets and $46 million recorded as gross derivative liabilities. At December 31, 2023, the fair value of these previously derecognized assets was $4.3 billion, and the fair value of the total return swaps was $121 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2024 and December 31, 2023:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2024	December 31, 2023
Counterparty CVA	$(519)	$(580)
Asset FVA	(466)	(562)
Citigroup (own credit) CVA	345	381
Liability FVA	226	255
Total CVA and FVA—derivative instruments	$(414)	$(506)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Counterparty CVA	$(25)	$4	$(17)	$(30)
Asset FVA	2	100	86	94
Own credit CVA	6	(114)	(46)	(149)
Liability FVA	27	(17)	(30)	(44)
Total CVA and FVA—derivative instruments	$10	$(27)	$(7)	$(129)
DVA related to own FVO liabilities(1)	$343	$(837)	$(407)	$(1,270)
Total CVA, DVA and FVA	$353	$(864)	$(414)	$(1,399)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$1,527	$448,459	$126	$450,112	$(272,050)	$178,062
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	80,649	691	81,340	—	81,340
Residential	—	560	91	651	—	651
Commercial	—	977	166	1,143	—	1,143
Total trading mortgage-backed securities	$—	$82,186	$948	$83,134	$—	$83,134
U.S. Treasury and federal agency securities	$109,422	$1,320	$—	$110,742	$—	$110,742
State and municipal	—	211	1	212	—	212
Foreign government	54,488	36,023	45	90,556	—	90,556
Corporate	1,467	21,558	315	23,340	—	23,340
Equity securities(2)	56,150	8,380	244	64,774	—	64,774
Asset-backed securities	—	1,511	244	1,755	—	1,755
Other trading assets(3)	602	17,377	783	18,762	—	18,762
Total trading non-derivative assets	$222,129	$168,566	$2,580	$393,275	$—	$393,275
Trading derivatives
Interest rate contracts	$57	$141,542	$2,467	$144,066
Foreign exchange contracts	—	136,720	1,197	137,917
Equity contracts	66	51,329	983	52,378
Commodity contracts	—	12,190	1,168	13,358
Credit derivatives	—	7,259	884	8,143
Total trading derivatives—before netting and collateral	$123	$349,040	$6,699	$355,862
Netting agreements					$(277,223)
Netting of cash collateral received					(25,575)
Total trading derivatives—after netting and collateral	$123	$349,040	$6,699	$355,862	$(302,798)	$53,064
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$31,742	$28	$31,770	$—	$31,770
Residential	—	563	25	588	—	588
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$32,306	$53	$32,359	$—	$32,359
U.S. Treasury and federal agency securities	$69,632	$—	$—	$69,632	$—	$69,632
State and municipal	—	1,450	439	1,889	—	1,889
Foreign government	62,192	71,893	14	134,099	—	134,099
Corporate	3,208	1,982	112	5,302	—	5,302
Marketable equity securities	142	13	10	165	—	165
Asset-backed securities	—	768	—	768	—	768
Other debt securities	—	5,313	—	5,313	—	5,313
Non-marketable equity securities	—	—	505	505	—	505
Total investments	$135,174	$113,725	$1,133	$250,032	$—	$250,032

Table continues on the next page.

In millions of dollars at June 30, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$8,225	$301	$8,526	$—	$8,526
Mortgage servicing rights	—	—	709	709	—	709
Other financial assets	$5,589	$10,229	$21	$15,839	$—	$15,839
Total assets	$364,542	$1,098,244	$11,569	$1,474,355	$(574,848)	$899,507
Total as a percentage of gross assets(4)	24.7%	74.5%	0.8%
Liabilities
Interest-bearing deposits	$82	$3,277	$41	$3,400	$—	$3,400
Securities loaned and sold under agreements to repurchase	254	259,766	286	260,306	(190,538)	69,768
Trading account liabilities
Securities sold, not yet purchased	88,480	15,664	32	104,176	—	104,176
Other trading liabilities	—	11	—	11	—	11
Total trading account liabilities	$88,480	$15,675	$32	$104,187	$—	$104,187
Trading derivatives
Interest rate contracts	$61	$132,231	$3,495	$135,787
Foreign exchange contracts	—	128,944	646	129,590
Equity contracts	70	61,341	3,033	64,444
Commodity contracts	—	14,624	764	15,388
Credit derivatives	—	6,920	810	7,730
Total trading derivatives—before netting and collateral	$131	$344,060	$8,748	$352,939
Netting agreements					$(277,223)
Netting of cash collateral paid					(28,644)
Total trading derivatives—after netting and collateral	$131	$344,060	$8,748	$352,939	$(305,867)	$47,072
Short-term borrowings	$—	$11,543	$201	$11,744	$—	$11,744
Long-term debt	—	89,031	20,375	109,406	—	109,406
Other financial liabilities	$4,660	$722	$3	$5,385	$—	$5,385
Total liabilities	$93,607	$724,074	$29,686	$847,367	$(496,405)	$350,962
Total as a percentage of gross liabilities(4)	11.0%	85.5%	3.5%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Level 2 balance includes $2.2 billion of Visa Class C shares subject to a contractual sale restriction that expires in August 2024.
(3)Amounts exclude $26 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$453,715	$139	$453,854	$(247,795)	$206,059
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	79,795	581	80,376	—	80,376
Residential	1	597	116	714	—	714
Commercial	—	464	202	666	—	666
Total trading mortgage-backed securities	$1	$80,856	$899	$81,756	$—	$81,756
U.S. Treasury and federal agency securities	$112,851	$2,398	$7	$115,256	$—	$115,256
State and municipal	—	594	3	597	—	597
Foreign government	44,203	28,238	54	72,495	—	72,495
Corporate	1,858	16,716	500	19,074	—	19,074
Equity securities	32,966	12,135	292	45,393	—	45,393
Asset-backed securities	—	1,223	531	1,754	—	1,754
Other trading assets(2)	97	16,784	833	17,714	—	17,714
Total trading non-derivative assets	$191,976	$158,944	$3,119	$354,039	$—	$354,039
Trading derivatives
Interest rate contracts	$49	$156,307	$2,138	$158,494
Foreign exchange contracts	—	158,672	1,022	159,694
Equity contracts	8	41,870	1,400	43,278
Commodity contracts	2	16,456	1,111	17,569
Credit derivatives	—	7,564	775	8,339
Total trading derivatives—before netting and collateral	$59	$380,869	$6,446	$387,374
Netting agreements					$(308,431)
Netting of cash collateral received					(21,226)
Total trading derivatives—after netting and collateral	$59	$380,869	$6,446	$387,374	$(329,657)	$57,717
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,640	$75	$29,715	$—	$29,715
Residential	—	307	116	423	—	423
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$29,948	$191	$30,139	$—	$30,139
U.S. Treasury and federal agency securities	$80,062	$299	$—	$80,361	$—	$80,361
State and municipal	—	1,589	542	2,131	—	2,131
Foreign government	60,133	70,871	194	131,198	—	131,198
Corporate	2,680	2,370	362	5,412	—	5,412
Marketable equity securities	159	72	27	258	—	258
Asset-backed securities	—	938	—	938	—	938
Other debt securities	—	6,757	—	6,757	—	6,757
Non-marketable equity securities(3)	—	—	483	483	—	483
Total investments	$143,034	$112,844	$1,799	$257,677	$—	$257,677

Table continues on the next page.

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,167	$427	$7,594	$—	$7,594
Mortgage servicing rights	—	—	691	691	—	691
Other financial assets	$4,677	$8,321	$30	$13,028	$—	$13,028
Total assets	$339,746	$1,121,860	$12,651	$1,474,257	$(577,452)	$896,805
Total as a percentage of gross assets(3)	23.0%	76.1%	0.9%
Liabilities
Interest-bearing deposits	$—	$2,411	$29	$2,440	$—	$2,440
Securities loaned and sold under agreements to repurchase	—	228,048	390	228,438	(165,953)	62,485
Trading account liabilities
Securities sold, not yet purchased	91,163	13,460	35	104,658	—	104,658
Other trading liabilities	—	8	—	8	—	8
Total trading account liabilities	$91,163	$13,468	$35	$104,666	$—	$104,666
Trading derivatives
Interest rate contracts	$49	$149,914	$3,223	$153,186
Foreign exchange contracts	—	156,474	727	157,201
Equity contracts	18	44,894	3,034	47,946
Commodity contracts	—	17,964	832	18,796
Credit derivatives	—	7,234	848	8,082
Total trading derivatives—before netting and collateral	$67	$376,480	$8,664	$385,211
Netting agreements					$(308,431)
Netting of cash collateral paid					(26,101)
Total trading derivatives—after netting and collateral	$67	$376,480	$8,664	$385,211	$(334,532)	$50,679
Short-term borrowings	$—	$6,064	$481	$6,545	$—	$6,545
Long-term debt	—	77,958	38,380	116,338	—	116,338
Other financial liabilities	$4,298	$130	$6	$4,434	$—	$4,434
Total liabilities	$95,528	$704,559	$47,985	$848,072	$(500,485)	$347,587
Total as a percentage of gross liabilities(3)	11.3%	83.0%	5.7%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2024 and 2023. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$132	$(3)	$—	$—	$—	$21	$—	$—	$(24)	$126	$(3)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	531	—	—	205	(131)	233	—	(147)	—	691	5
Residential	170	(2)	—	17	(23)	23	—	(94)	—	91	—
Commercial	159	3	—	26	(22)	34	—	(34)	—	166	2
Total trading mortgage-backed securities	$860	$1	$—	$248	$(176)	$290	$—	$(275)	$—	$948	$7
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	113	—	—	—	(9)	38	—	(97)	—	45	1
Corporate	464	66	—	62	(180)	105	—	(202)	—	315	65
Marketable equity securities	232	(27)	—	101	(26)	29	—	(65)	—	244	(22)
Asset-backed securities	370	(21)	—	15	(60)	40	—	(100)	—	244	(4)
Other trading assets	752	98	—	95	(98)	120	2	(184)	(2)	783	44
Total trading non-derivative assets	$2,792	$117	$—	$521	$(549)	$622	$2	$(923)	$(2)	$2,580	$91
Trading derivatives, net(4)
Interest rate contracts	$(1,362)	$(198)	$—	$99	$12	$107	$8	$(20)	$326	$(1,028)	$(293)
Foreign exchange contracts	335	553	—	36	(20)	22	—	(144)	(231)	551	507
Equity contracts	(2,222)	123	—	73	324	(298)	—	(54)	4	(2,050)	141
Commodity contracts	342	79	—	1	(6)	1	—	(6)	(7)	404	84
Credit derivatives	(37)	41	—	5	11	50	—	—	4	74	15
Total trading derivatives, net(4)	$(2,944)	$598	$—	$214	$321	$(118)	$8	$(224)	$96	$(2,049)	$454

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$27	$—	$2	$—	$—	$—	$—	$(1)	$—	$28	$2
Residential	25	—	(1)	1	—	—	—	—	—	25	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$52	$—	$1	$1	$—	$—	$—	$(1)	$—	$53	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	479	—	(5)	—	(5)	—	—	(30)	—	439	(4)
Foreign government	24	—	(4)	—	(6)	—	—	—	—	14	(3)
Corporate	388	—	(7)	12	(251)	10	—	(40)	—	112	10
Marketable equity securities	8	—	2	—	—	—	—	—	—	10	(1)
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	488	—	(3)	—	—	21	—	(1)	—	505	1
Total investments	$1,439	$—	$(16)	$13	$(262)	$31	$—	$(72)	$—	$1,133	$4
Loans	$1,057	$—	$(23)	$—	$(851)	$1	$128	$—	$(11)	$301	$(1)
Mortgage servicing rights	702	—	5	—	—	—	19	—	(17)	709	5
Other financial assets	31	—	(1)	—	—	2	—	(2)	(9)	21	—
Liabilities
Interest-bearing deposits	$72	$—	$1	$5	$(32)	$—	$10	$—	$(13)	$41	$(8)
Securities loaned and sold under agreements to repurchase	326	—	—	—	—	184	—	—	(224)	286	—
Trading account liabilities
Securities sold, not yet purchased	105	(2)	—	13	(8)	9	—	—	(89)	32	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	583	12	—	9	(479)	—	177	—	(77)	201	—
Long-term debt	40,364	832	—	1,680	(20,890)	—	1,192	—	(1,139)	20,375	394
Other financial liabilities	3	—	—	—	—	—	2	—	(2)	3	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(8)	$—	$—	$—	$66	$—	$—	$(71)	$126	$(6)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(39)	—	284	(285)	433	—	(283)	—	691	(13)
Residential	116	(3)	—	53	(58)	111	—	(128)	—	91	3
Commercial	202	17	—	39	(89)	131	—	(134)	—	166	2
Total trading mortgage-backed securities	$899	$(25)	$—	$376	$(432)	$675	$—	$(545)	$—	$948	$(8)
U.S. Treasury and federal agency securities	$7	$4	$—	$—	$(1)	$—	$—	$—	$(10)	$—	$—
State and municipal	3	—	—	—	—	—	—	(2)	—	1	—
Foreign government	54	—	—	12	(49)	163	—	(135)	—	45	2
Corporate	500	139	—	75	(388)	365	—	(368)	(8)	315	71
Marketable equity securities	292	(9)	—	130	(49)	60	—	(180)	—	244	(20)
Asset-backed securities	531	(18)	—	30	(178)	176	—	(297)	—	244	(12)
Other trading assets	833	165	—	152	(166)	195	6	(399)	(3)	783	55
Total trading non-derivative assets	$3,119	$256	$—	$775	$(1,263)	$1,634	$6	$(1,926)	$(21)	$2,580	$88
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(683)	$—	$130	$(17)	$80	$14	$(17)	$550	$(1,028)	$(810)
Foreign exchange contracts	295	507	—	38	73	(73)	—	(166)	(123)	551	414
Equity contracts	(1,634)	(226)	—	(71)	537	(568)	—	(55)	(33)	(2,050)	35
Commodity contracts	279	161	—	32	(12)	11	—	(17)	(50)	404	288
Credit derivatives	(73)	100	—	2	(20)	58	—	—	7	74	(51)
Total trading derivatives, net(4)	$(2,218)	$(141)	$—	$131	$561	$(492)	$14	$(255)	$351	$(2,049)	$(124)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$(1)	$—	$—	$3	$—	$(49)	$—	$28	$(1)
Residential	116	—	(2)	1	(90)	—	—	—	—	25	(2)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$191	$—	$(3)	$1	$(90)	$3	$—	$(49)	$—	$53	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(31)	—	(6)	—	—	(66)	—	439	(13)
Foreign government	194	—	(12)	6	(174)	36	—	(36)	—	14	(3)
Corporate	362	—	(7)	42	(279)	51	—	(57)	—	112	10
Marketable equity securities	27	—	(17)	—	—	—	—	—	—	10	(1)
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	483	—	(8)	—	—	60	—	(30)	—	505	1
Total investments	$1,799	$—	$(78)	$49	$(549)	$150	$—	$(238)	$—	$1,133	$(9)
Loans	$427	$—	$(52)	$663	$(891)	$1	$232	$—	$(79)	$301	$16
Mortgage servicing rights	691	—	17	—	—	—	36	—	(35)	709	23
Other financial assets	30	—	(2)	—	—	5	13	(2)	(23)	21	(1)
Liabilities
Interest-bearing deposits	$29	$—	$4	$51	$(33)	$—	$15	$—	$(17)	$41	$(8)
Securities loaned and sold under agreements to repurchase	390	—	—	—	—	438	—	—	(542)	286	—
Trading account liabilities
Securities sold, not yet purchased	35	(8)	—	14	(10)	96	—	—	(111)	32	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(82)	—	20	(517)	1	211	—	(77)	201	(3)
Long-term debt	38,380	1,427	—	3,038	(21,730)	—	4,782	—	(2,668)	20,375	819
Other financial liabilities	6	—	—	—	—	—	5	—	(8)	3	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	June. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$153	$(10)	$—	$—	$(2)	$—	$—	$—	$(1)	$140	$(8)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	658	(32)	—	93	(124)	147	—	(83)	—	659	(24)
Residential	162	(2)	—	35	(43)	39	—	(46)	—	145	(3)
Commercial	163	(10)	—	48	(18)	31	—	(32)	—	182	(7)
Total trading mortgage-backed securities	$983	$(44)	$—	$176	$(185)	$217	$—	$(161)	$—	$986	$(34)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	23	(1)	—	—	—	—	—	(19)	—	3	—
Foreign government	53	(1)	—	8	(2)	49	—	(26)	—	81	(1)
Corporate	296	46	—	196	(51)	256	—	(162)	—	581	88
Marketable equity securities	225	6	—	14	(2)	66	—	(24)	—	285	5
Asset-backed securities	567	(1)	—	74	(18)	197	—	(280)	—	539	(5)
Other trading assets	1,094	373	—	16	(74)	178	—	(109)	—	1,478	378
Total trading non-derivative assets	$3,242	$377	$—	$484	$(332)	$963	$—	$(781)	$—	$3,953	$431
Trading derivatives, net(4)
Interest rate contracts	$260	$(1,550)	$—	$(167)	$(669)	$(17)	$—	$13	$168	$(1,962)	$(1,486)
Foreign exchange contracts	76	503	—	121	50	27	—	(42)	(35)	700	438
Equity contracts	(1,582)	(486)	—	(16)	572	(7)	—	(21)	(23)	(1,563)	(494)
Commodity contracts	230	188	—	74	(83)	9	—	(9)	(79)	330	18
Credit derivatives	(21)	(154)	—	(20)	36	—	—	—	4	(155)	(215)
Total trading derivatives, net(4)	$(1,037)	$(1,499)	$—	$(8)	$(94)	$12	$—	$(59)	$35	$(2,650)	$(1,739)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$28	$—	$1	$—	$—	$4	$—	$(1)	$—	$32	$(1)
Residential	25	—	—	—	—	—	—	—	—	25	—
Total investment mortgage-backed securities	$53	$—	$1	$—	$—	$4	$—	$(1)	$—	$57	$(1)
U.S. Treasury and federal agency securities	$51	$—	$—	$—	$—	$—	$—	$(30)	$—	$21	$—
State and municipal	521	—	(8)	—	(2)	—	—	(4)	—	507	(8)
Foreign government	551	—	7	15	(17)	363	—	(505)	—	414	7
Corporate	291	—	(4)	—	—	23	—	(20)	—	290	(4)
Marketable equity securities	12	—	1	—	—	—	—	—	—	13	(7)
Asset-backed securities	1	—	—	—	—	—	—	—	—	1	—
Other debt securities	4	—	1	—	(5)	57	—	—	—	57	—
Non-marketable equity securities	409	—	(14)	—	—	10	—	(1)	—	404	5
Total investments	$1,893	$—	$(16)	$15	$(24)	$457	$—	$(561)	$—	$1,764	$(8)
Loans	$640	$—	$(281)	$2	$(119)	$—	$—	$—	$(1)	$241	$(146)
Mortgage servicing rights	658	—	21	—	—	—	19	—	(17)	681	22
Other financial assets	52	—	1	—	(1)	21	—	—	—	73	—
Liabilities
Interest-bearing deposits	$16	$(7)	$—	$—	$—	$—	$13	$—	$(10)	$26	$(7)
Securities loaned and sold under agreements to repurchase	809	1	—	—	(24)	511	—	—	(668)	627	1
Trading account liabilities
Securities sold, not yet purchased	72	2	—	5	(15)	33	—	—	(31)	62	4
Other trading liabilities	1	—	—	3	—	—	—	—	—	4	(1)
Short-term borrowings	281	13	—	19	(11)	—	21	—	(1)	296	(4)
Long-term debt	36,581	893	—	2,130	(1,263)	—	808	—	(159)	37,204	591
Other financial liabilities	20	—	(1)	—	(1)	—	3	—	—	23	(1)
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
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	June. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$3	$—	$—	$(2)	$137	$—	$—	$(147)	$140	$5
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	(10)	—	185	(266)	370	—	(220)	—	659	(35)
Residential	166	(1)	—	61	(62)	100	—	(119)	—	145	(13)
Commercial	145	(15)	—	104	(31)	50	—	(71)	—	182	(13)
Total trading mortgage-backed securities	$911	$(26)	$—	$350	$(359)	$520	$—	$(410)	$—	$986	$(61)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	7	(3)	—	19	—	—	—	(20)	—	3	—
Foreign government	119	6	—	8	(27)	61	—	(86)	—	81	5
Corporate	394	76	—	210	(178)	352	—	(273)	—	581	153
Marketable equity securities	192	9	—	26	(8)	97	—	(31)	—	285	10
Asset-backed securities	668	14	—	79	(81)	318	—	(459)	—	539	—
Other trading assets	648	401	—	261	(76)	468	—	(224)	—	1,478	411
Total trading non-derivative assets	$2,940	$476	$—	$953	$(729)	$1,816	$—	$(1,503)	$—	$3,953	$518
Trading derivatives, net(4)
Interest rate contracts	$355	$(1,689)	$—	$(202)	$(659)	$(13)	$—	$13	$233	$(1,962)	$(1,713)
Foreign exchange contracts	50	546	—	104	48	102	—	(81)	(69)	700	497
Equity contracts	(1,104)	(878)	—	(67)	806	(253)	—	(44)	(23)	(1,563)	(624)
Commodity contracts	278	(137)	—	174	240	(58)	—	(12)	(155)	330	(148)
Credit derivatives	(157)	(146)	—	(3)	136	2	—	—	13	(155)	(203)
Total trading derivatives, net(4)	$(578)	$(2,304)	$—	$6	$571	$(220)	$—	$(124)	$(1)	$(2,650)	$(2,191)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$(1)	$—	$—	$4	$—	$(1)	$—	$32	$(4)
Residential	41	—	—	—	—	—	—	(16)	—	25	—
Total investment mortgage-backed securities	$71	$—	$(1)	$—	$—	$4	$—	$(17)	$—	$57	$(4)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$51	$—	$(30)	$—	$21	$—
State and municipal	586	—	9	1	(77)	1	—	(13)	—	507	5
Foreign government	608	—	5	25	(18)	523	—	(729)	—	414	8
Corporate	343	—	(1)	—	(61)	81	—	(72)	—	290	(4)
Marketable equity securities	10	—	3	—	—	—	—	—	—	13	—
Asset-backed securities	1	—	—	—	—	—	—	—	—	1	—
Other debt securities	—	—	—	—	(5)	62	—	—	—	57	—
Non-marketable equity securities	430	—	(18)	2	—	16	—	(26)	—	404	5
Total investments	$2,049	$—	$(3)	$28	$(161)	$738	$—	$(887)	$—	$1,764	$10
Loans	$1,361	$—	$(264)	$2	$(309)	$—	$106	$—	$(655)	$241	$(133)
Mortgage servicing rights	665	—	18	—	—	—	31	—	(33)	681	20
Other financial assets	57	—	(2)	—	(2)	22	—	(2)	—	73	—
Liabilities
Interest-bearing deposits	$15	$(7)	$(2)	$—	$(1)	$—	$13	$—	$(10)	$26	$(7)
Securities loaned and sold under agreements to repurchase	1,031	(6)	—	—	(24)	1,335	—	—	(1,721)	627	—
Trading account liabilities
Securities sold, not yet purchased	50	(13)	—	11	(31)	64	—	—	(45)	62	6
Other trading liabilities	3	2	—	3	—	—	—	—	—	4	—
Short-term borrowings	38	40	—	19	(16)	—	297	—	(2)	296	(9)
Long-term debt	36,117	(227)	—	3,228	(6,106)	—	4,344	—	(606)	37,204	964
Other financial liabilities	2	—	1	—	(1)	—	23	—	—	23	(1)

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2023 to June 30, 2024:

•During the three and six months ended June 30, 2024, transfers of Long-term debt were $20.9 billion and $21.7 billion from Level 3 to Level 2, and $1.7 billion and $3.0 billion from Level 2 to Level 3, respectively. The Level 3 to Level 2 transfers were primarily the result of enhanced significance testing of unobservable input for certain structured debt instruments. The Level 2 to Level 3 transfers were primarily the result of certain unobservable inputs becoming more significant to the overall valuation of these instruments.

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

As of June 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$126	Model-based	Credit spread	11 bps	630 bps	108 bps
			Interest rate	4.85%	4.85%	4.85%
Mortgage-backed securities	$423	Price-based	Price	$0.18	$133.77	$34.29
	559	Yield analysis	Yield	4.91%	16.18%	7.94%
State and municipal, foreign government, corporate and other debt securities	$999	Price-based	Price	$—	$185.42	$88.69
	679	Model-based	Credit spread	35 bps	550 bps	273 bps
Marketable equity securities(5)	$230	Price-based	Price	$—	$14,233.69	$430.77
Asset-backed securities	$184	Price-based	Price	$1.30	$629.46	$96.20
	61	Yield analysis	Yield	6.19%	12.26%	8.44%
Non-marketable equities	$310	Comparables analysis	Illiquidity discount	7.40%	33.00%	13.96%
			Revenue multiple	3.26x	15.46x	10.68x
			PE ratio	8.30x	8.30x	8.30x
	90	Price-based	Price	$0.55	$164.44	$65.60
	57	Cash flow	Discount rate	9.25%	17.50%	12.55%
Derivatives—gross(6)
Interest rate contracts (gross)	$5,221	Model-based	IR normal volatility	0.34%	20.00%	2.21%
			Interest rate	3.06%	5.34%	3.59%
	$734	Price-based	Price	$79.11	$98.20	$97.60
Foreign exchange contracts (gross)	$1,766	Model-based	IR normal volatility	0.43%	1.20%	0.82%
			IR basis	(1.45)%	111.48%	4.24%
Equity contracts (gross)(7)	$3,957	Model-based	Equity volatility	0.05%	288.65%	39.28%
			Equity forward	67.75%	213.94%	106.83%
			Equity-Equity correlation	(36.22)%	99.25%	71.29%
			WAL	2.91 years	2.91 years	2.91 years
			Recovery (in millions)	$7,723	$7,723	$7,723
			Equity-FX correlation	(95.00)%	70.00%	(6.37)%
Commodity and other contracts (gross)	$1,904	Model-based	Forward price	11.40%	380.73%	117.20%
			Commodity volatility	8.53%	199.55%	30.60%
Credit derivatives (gross)	$973	Model-based	Credit spread	11 bps	630 bps	89 bps
			Recovery rate	10.00%	40.00%	36.82%
			Upfront points	0.99%	114.39%	50.52%
	713	Price-based	Price	$46.28	$97.01	$83.66
Other financial assets and liabilities (gross)	$24	Price-based	Price	$0.11	$413.66	$130.88
Loans and leases	$213	Model-based	Equity volatility	36.06%	40.99%	37.46%

As of June 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Forward price	18.46%	321.35%	108.61%
	88	Price-based	Price	$77.24	$98.66	$86.08
Mortgage servicing rights	$615	Cash flow	Yield	(0.50)%	12.00%	6.22%
	63	Model-based	WAL	3.68 years	8.62 years	7.52 years
Liabilities
Interest-bearing deposits	$41	Model-based	Forward price	100.00%	100.00%	100.00%
			Equity forward	107.44%	114.28%	111.70%
Securities loaned and sold under agreements to repurchase	$286	Model-based	Interest rate	4.34%	5.26%	4.52%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$4	Model-based	Price	$—	$14,233.69	$200.05
	25	Price-based
Short-term borrowings and long-term debt	$20,111	Model-based	IR normal volatility	0.05%	20.00%	1.53%
			Equity forward	67.75%	213.94%	106.71%
			Equity volatility	0.05%	288.65%	35.69%
			Equity-IR correlation	(40.00)%	50.00%	28.04%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$139	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	4.00%	4.00%	4.00%
Mortgage-backed securities	$679	Price-based	Price	$1.67	$124.63	$55.39
	401	Yield analysis	Yield	4.63%	19.08%	8.93%
State and municipal, foreign government, corporate and other debt securities	$1,582	Price-based	Price	$0.01	$123.74	$79.71
	778	Model-based	Credit spread	35 bps	550 bps	304 bps
Marketable equity securities(5)	$259	Price-based	Price	$—	$12,189.17	$168.09
	38	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Asset-backed securities	$475	Price-based	Price	$3.50	$129.00	$65.87
	57	Yield analysis	Yield	5.93%	18.86%	8.57%
Non-marketable equities	$366	Comparables analysis	Illiquidity discount	8.00%	10.00%	8.82%
			PE ratio	9.30x	16.50x	11.37x
			Revenue multiple	2.80x	13.40x	12.28x
			EBITDA multiples	15.80x	15.80x	15.80x
	56	Cash flow	Discount to price	8.50%	8.50%	8.50%
	50	Price-based	Price	$0.40	$158.92	$56.78
Derivatives—gross(6)
Interest rate contracts (gross)	$5,237	Model-based	IR normal volatility	(0.07)%	15.00%	1.44%
			Interest rate	2.70%	5.40%	3.20%
Foreign exchange contracts (gross)	$1,652	Model-based	IR normal volatility	(0.07)%	12.05%	1.50%
			IR basis	(1.45)%	147.79%	7.11%
Equity contracts (gross)(7)	$4,239	Model-based	Equity volatility	0.10%	334.35%	38.35%
			Equity forward	54.14%	273.54%	101.44%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Equity-FX correlation	(79.00)%	70.00%	(7.66)%
			Equity-Equity correlation	(6.49)%	97.44%	80.42%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Commodity and other contracts (gross)	$1,943	Model-based	Forward price	31.70%	425.51%	134.65%
			Commodity volatility	14.72%	149.99%	37.03%
			Commodity correlation	(45.33)%	93.02%	45.03%
Credit derivatives (gross)	$1,135	Model-based	Credit spread	11.43 bps	1,519 bps	140.34 bps
			Credit spread volatility	23.94%	115.66%	42.76%
			Recovery rate	15.00%	75.00%	36.56%
	378	Price-based	Upfront points	1.25%	117.31%	58.10%
			Price	$37.67	$97.00	$79.54
Other financial assets and liabilities (gross)	$36	Price-based	Price	$0.01	$104.79	$90.87
Loans and leases	$316	Price-based	Price	$98.80	$98.80	$98.80
	111	Model-based	Forward price	33.48%	348.43%	115.47%
			Commodity volatility	26.51%	66.80%	31.79%
			Commodity correlation	(45.33)%	93.02%	(7.28)%
			Equity volatility	41.61%	45.40%	43.17%
Mortgage servicing rights	$595	Cash flow	WAL	1.00 years	8.76 years	1.29 years
	66	Model-based	Yield	—%	12.00%	8.06%
Liabilities
Interest-bearing deposits	$29	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	3.92%	5.27%	3.96%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$23	Price-based	Price	$—	$12,189.17	$28.70
	7	Yield analysis	Yield	7.46%	7.46%	7.46%
	5	Model-based	FX volatility	3.56%	28.13%	13.17%
Short-term borrowings and long-term debt	$38,794	Model-based	IR normal volatility	0.32%	20.00%	1.25%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2024
Loans HFS(1)	$1,555	$1,223	$332
Other real estate owned	1	—	1
Loans(2)	176	—	176
Non-marketable equity securities measured using the measurement alternative	31	—	31
Total assets at fair value on a nonrecurring basis	$1,763	$1,223	$540

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2023
Loans HFS(1)	$1,171	$495	$676
Other real estate owned	4	—	4
Loans(2)	328	—	328
Non-marketable equity securities measured using the measurement alternative	359	—	359
Total assets at fair value on a nonrecurring basis	$1,862	$495	$1,367

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

As of June 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$306	Price-based	Price	$49.00	$100.00	$90.17
Loans(5)	$98	Recovery analysis	Discounted cash flow	$19,994,171	$77,680,848	$58,074,015
	78		Appraised value(4)	$12,000	$27,279,987	$13,015,794
Non-marketable equity securities measured using the measurement alternative	$27	Price-based	Price	$1.27	$1,091.71	$115.52
	4	Recovery analysis	Appraised value(4)	$750,000	$1,749,000	$1,529,043

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$674	Price-based	Price	$67.50	$100.00	$93.39
Loans(5)	$296	Recovery analysis	Appraised value(4)	$12,000	$75,997,078	$46,121,923
Non-marketable equity securities measured using the measurement alternative	$250	Price-based	Price	$1.57	$2,637.00	$1,114.06
	109	Comparable analysis	Revenue multiple	2.30x	35.70x	11.69x
Other real estate owned	$3	Price-based	Appraised value(4)	$401,042	$2,061,700	$155,696

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Loans HFS	$(82)	$(15)	$(123)	$(26)
Other real estate owned	—	—	—	—
Loans(1)	4	(16)	10	(18)
Non-marketable equity securities measured using the measurement alternative	(5)	(27)	28	(54)
Total nonrecurring fair value gains (losses)	$(83)	$(58)	$(85)	$(98)

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

	June 30, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$256.5	$235.8	$124.6	$108.7	$2.5
Securities borrowed and purchased under agreements to resell	139.9	139.9	—	139.9	—
Loans(2)(3)	660.7	663.8	—	—	663.8
Other financial assets(3)(4)	342.5	342.5	228.4	17.8	96.3
Liabilities
Deposits(5)	$1,274.7	$1,274.6	$—	$1,274.6	$—
Securities loaned and sold under agreements to repurchase	235.4	235.4	—	235.4	—
Long-term debt(6)	170.8	174.0	—	169.8	4.2
Other financial liabilities(7)	139.9	139.9	—	25.1	114.8

	December 31, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$259.7	$240.6	$124.0	$114.1	$2.5
Securities borrowed and purchased under agreements to resell	139.6	139.7	—	139.7	—
Loans(2)(3)	663.3	673.2	—	—	673.2
Other financial assets(3)(4)	347.5	347.5	243.1	17.8	86.6
Liabilities
Deposits	$1,306.2	$1,305.9	$—	$1,116.5	$189.4
Securities loaned and sold under agreements to repurchase	215.6	215.6	—	215.6	—
Long-term debt(6)	170.3	173.4	—	168.0	5.4
Other financial liabilities(7)	132.8	132.8	—	29.2	103.6

(1)Includes $5.4 billion and $5.5 billion of non-marketable equity securities carried at cost at June 30, 2024 and December 31, 2023, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $18.2 billion for June 30, 2024 and $18.1 billion for December 31, 2023. In addition, the carrying values exclude $0.3 billion and $0.3 billion of lease finance receivables at June 30, 2024 and December 31, 2023, respectively.
(3)Includes items measured at fair value on a nonrecurring basis.
(4)Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(5)As a result of Citi refining its application of fair value hierarchy methodologies, certain deposit liabilities that were previously classified as Level 3 are now classified as Level 2.
(6)The carrying value includes long-term debt balances under qualifying fair value hedges.
(7)Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2024 and December 31, 2023 were off-balance sheet liabilities of $13.0 billion and $14.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 23.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2024	2023	2024	2023
Assets
Securities borrowed and purchased under agreements to resell	$(6)	$(95)	$(59)	$(10)
Trading account assets	(5)	18	2	79
Loans
Certain corporate loans	160	635	1,378	326
Certain consumer loans	(2)	(4)	(10)	1
Total loans	$158	$631	$1,368	$327
Other assets
MSRs	$5	$22	$17	$19
Certain mortgage loans HFS(1)	4	(18)	5	(10)
Total other assets	$9	$4	$22	$9
Total assets	$156	$558	$1,333	$405
Liabilities
Interest-bearing deposits	$(21)	$82	$(63)	$(52)
Securities loaned and sold under agreements to repurchase	(10)	49	26	(19)
Trading account liabilities	(153)	77	(224)	152
Short-term borrowings(2)	(79)	230	(381)	88
Long-term debt(2)	(194)	(2,147)	(2,122)	(6,496)
Total liabilities	$(457)	$(1,709)	$(2,764)	$(6,327)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $343 million and loss of $(837) million for the three months ended June 30, 2024 and 2023, and a loss of $(407) million and $(1,270) million for the six months ended June 30, 2024 and 2023, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Uncollateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase, securities borrowed, securities loaned and certain uncollateralized short-term borrowings held primarily by broker-dealer entities in the U.S., the U.K. and Japan. In each case, the election was made because the related interest rate risk is managed on a portfolio basis, primarily with offsetting derivative instruments that are accounted for at fair value through earnings.
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

The following table provides information about certain credit products carried at fair value:

	June 30, 2024		December 31, 2023
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,552	$8,526	$4,518	$7,594
Aggregate unpaid principal balance in excess of (less than) fair value	191	64	88	10
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	1

In addition to the amounts reported above, $382 million and $391 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2024 and December 31, 2023, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended June 30, 2024 and 2023 due to instrument-specific credit risk were zero and a loss of $(25) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$1,310	$571
Aggregate fair value in excess of (less than) unpaid principal balance	29	17
Balance of non-accrual loans or loans more than 90 days past due	1	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2024 and 2023 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2024	December 31, 2023
Interest rate linked	$57.1	$60.4
Foreign exchange linked	0.1	—
Equity linked	41.6	45.9
Commodity linked	5.2	5.3
Credit linked	5.4	4.7
Total	$109.4	$116.3

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$109,406	$116,338
Aggregate unpaid principal balance in excess of (less than) fair value	(2,125)	(2,842)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$11,744	$6,545
Aggregate unpaid principal balance in excess of (less than) fair value	3	(60)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at June 30, 2024 and December 31, 2023.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at June 30, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.3	$62.8	$80.1	$676
Performance guarantees	4.5	5.5	10.0	36
Derivative instruments considered to be guarantees	24.6	16.9	41.5	281
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	105.2	—	105.2	—
Card merchant processing(2)	128.3	—	128.3	—
Credit card arrangements with partners	0.1	0.2	0.3	5
Other(3)	55.2	7.7	62.9	45
Total	$335.2	$94.1	$429.3	$1,043

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.8	$63.5	$81.3	$674
Performance guarantees	4.8	5.8	10.6	49
Derivative instruments considered to be guarantees	24.2	16.3	40.5	362
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	104.1	—	104.1	—
Card merchant processing(2)	138.0	—	138.0	—
Credit card arrangements with partners	0.2	0.2	0.4	5
Other(3)	27.7	7.7	35.4	50
Total	$317.4	$94.7	$412.1	$1,156

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2024 and December 31, 2023, this maximum potential exposure was estimated to be approximately $128 billion and $138 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.
(3)Includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program.

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $12 million and $11 million at June 30, 2024 and December 31, 2023, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Futures and Over-the-Counter Derivatives Clearing
Citi provides clearing services on central clearing parties (CCP) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. The total amount of cash initial margin collected and remitted in this manner was approximately $16.1 billion and $17.8 billion as of June 30, 2024 and December 31, 2023, respectively.

Carrying Value—Guarantees and Indemnifications
At June 30, 2024 and December 31, 2023, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.0 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $50.4 billion and $52.5 billion at June 30, 2024 and December 31, 2023, respectively. Securities and other marketable assets held as collateral amounted to $71.2 billion and $67.7 billion at June 30, 2024 and December 31, 2023, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.0 billion and $3.1 billion at June 30, 2024 and December 31, 2023, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.9	$11.0	$0.2	$80.1
Loans sold with recourse	—	—	1.0	1.0
Other	—	7.7	—	7.7
Total	$68.9	$18.7	$1.2	$88.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.5	$10.8	$—	$81.3
Loans sold with recourse	—	—	1.8	1.8
Other	—	7.7	—	7.7
Total	$70.5	$18.5	$1.8	$90.8

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
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	June 30, 2024	December 31, 2023
Commercial and similar letters of credit	$674	$3,741	$4,415	$5,345
One- to four-family residential mortgages	607	580	1,187	1,245
Revolving open-end loans secured by one- to four-family residential properties	5,332	19	5,351	5,495
Commercial real estate, construction and land development	11,673	1,638	13,311	15,266
Credit card lines	617,155	61,474	678,629	677,005
Commercial and other consumer loan commitments	215,894	106,852	322,746	312,300
Other commitments and contingencies(2)	4,942	135	5,077	5,146
Total	$856,277	$174,439	$1,030,716	$1,021,802

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of June 30, 2024 and December 31, 2023, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2024 and December 31, 2023, Citi had approximately $160.3 billion and $120.9 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $150.2 billion and $96.4 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2024	December 31, 2023
Cash and due from banks	$4,048	$3,479
Deposits with banks, net of allowance	16,188	15,538
Total	$20,236	$19,017

In addition to the restricted cash amounts presented above, at June 30, 2024 and December 31, 2023, approximately $5.3 billion and $3.9 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2024.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	June 30, 2024	December 31, 2023
ROU asset	$2,785	$2,801
Lease liability	2,959	2,974

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
At June 30, 2024, the Company had a future lease commitment scheduled to commence in April 2025 with fixed lease payments (undiscounted) totaling approximately $255 million over a 15-year lease term.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 27 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2024 Form 10-Q and in Note 30 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2024, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
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

Equities Trading Incident Matters
On May 21, 2024, Citigroup Global Markets Limited (CGML) entered into resolutions with the U.K. Financial Conduct Authority for £27.77 million and the Prudential Regulation Authority for £33.88 million. On June 20, 2024, the German BaFin announced a resolution with Citigroup Global Markets Europe (CGME) for €12.97 million. Several European regulatory agencies are continuing to conduct investigations or make inquiries. CGML and CGME are cooperating with these investigations and inquiries.

Foreign Exchange Matters
On May 16, 2024, in NYPL v. JPMORGAN CHASE & CO., ET AL., the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the action. Additional information concerning this action is publicly available in court filings under the docket numbers 15-CV-2290 (N.D. Cal.) (Chhabria, J.), 15-CV-9300 (S.D.N.Y.) (Schofield, J.), 22-698 (2d Cir.), and 23-619 (2d Cir.).
On April 17, 2024, in PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, the U.K. Supreme Court granted the defendants permission to appeal the Court of Appeal’s November 9, 2023 decision. Additional information concerning this action is publicly available in court filings under the docket numbers 1336/7/7/19 in the U.K. Competition Appeal Tribunal, CA-2022-002002 in the Court of Appeal, and UKSC 2023/0177 in the U.K. Supreme Court.

Greek Pension Claims
Beginning in 2015, four claims were filed in the Court of First Instance of Athens by former Citi employees against Citibank Europe PLC (as a successor to Citibank International PLC, Athens branch) regarding the treatment of their pension benefits following the sale of Citi’s consumer operations in Greece. In SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017, the Court of First Instance of Athens issued a decision rejecting the claims. In January 2019, the Athens Court of Appeal affirmed the decision of the Court of First Instance of Athens. On May 14, 2024, following the further appeal by the claimants, the Greek Supreme Court dismissed some claims, allowed others to proceed, and referred others back to the Athens Court of Appeal for further consideration of the calculation methodology. Additional information concerning this action is available in court filings under the docket numbers 70/2019 in the Athens Court of Appeal and 430/2024 in the Greek Supreme Court.
In AGGELAKIS CHRISTOS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017, the Court of First Instance of Athens dismissed the claims. On appeal, the Athens Court of Appeal stayed the case pending the outcome of the appeal filed with the Supreme Court in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY. Additional information is available in court filings under the docket number 4716/2020 in the Athens Court of Appeal.
In GIACHOUNTOUDI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, the first hearing before the Court of First Instance of Athens took place in October 2022 and the next hearing is scheduled for September 18, 2024. This matter is filed under the docket number 2808/92/2019 of the Court of First Instance of Athens.
In GLYKAS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in August 2017, the Court of First Instance of Athens dismissed the claims. On appeal, the Athens Court of Appeal stayed the action pending the outcome of the appeal filed with the Supreme Court in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY. Additional information is available in court filings under the docket number 4717/2020 in the Athens Court of Appeal.

Interchange Fee Litigation
On June 25, 2024, the district court denied the motion of Visa, MasterCard and the injunctive relief class plaintiffs seeking preliminary approval of the parties’ agreement to settle the injunctive relief class claims. In addition, on June 25, July 1, and July 8, 2024, the district court issued orders concluding the multidistrict litigation proceedings and remanding the cases to other districts in GRUBHUB HOLDINGS, INC., ET AL. v. VISA INC., ET AL.; MIRAGE WINE & SPIRITS, INC., ET AL. v. VISA INC., ET AL.; TARGET CORP., ET AL. v. VISA INC., ET AL.; and 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers MDL 05-1720 (E.D.N.Y.) (Brodie, J.); 19-CV-06555 (N.D. Ill.) (Kocoras, J.); 23-CV-3942 (S.D. Ill.) (Dugan, J.); 13-CV-05745 (S.D.N.Y.) (Hellerstein, J.); and 13-CV-05746 (S.D.N.Y.) (Hellerstein, J.).

Interest Rate and Credit Default Swap Litigation
On July 11, 2024, in IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION, the district court granted preliminary approval of the parties’ settlement of the class action. Additional information concerning these actions is publicly available in court filings under the docket numbers 16-MD-2704 (S.D.N.Y.) (Oetken, J.) and 24-81 (2d Cir.).

Sovereign Securities Litigation
On June 12, 2024, in IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, plaintiffs filed a third amended complaint, which alleges that defendants, including Citibanamex, colluded to fix prices in the Mexican sovereign bond market. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-2830 (S.D.N.Y.) (Oetken, J.) and 22-2039 (2d Cir.).
On July 29, 2024, in IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, the district court granted preliminary approval of plaintiffs’ settlement of the action with certain defendants, including CGMI and CGML. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-2601 (S.D.N.Y.) (Marrero, J.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Six Months Ended
	June 30, 2024
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$2,084	$5,789
Total operating expenses	172	6,153
Provision for credit losses	—	20
Equity in undistributed income of subsidiaries	4,307	—
Income (loss) from continuing operations before income taxes	$6,219	$(384)
Provision (benefit) for income taxes	(369)	91
Net income	$6,588	$(475)

SUMMARIZED BALANCE SHEET

	June 30, 2024		December 31, 2023
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,013	$21,749	$3,011	$23,756
Securities borrowed and purchased under resale agreements	—	261,565	—	283,174
Trading account assets	492	305,740	461	273,379
Advances to subsidiaries	152,756	—	150,845	—
Investments in subsidiary bank holding company	175,038	—	172,125	—
Investments in non-bank subsidiaries	46,345	—	46,870	—
Other assets	16,256	162,932	14,202	167,609
Total assets	$394,900	$751,986	$387,514	$747,918
Securities loaned and sold under agreements to repurchase	$—	$324,352	$—	$309,862
Trading account liabilities	397	103,180	300	111,233
Short-term borrowings	—	27,377	—	20,481
Long-term debt	163,903	179,936	162,309	184,083
Advances from subsidiaries	19,307	—	16,724	—
Other liabilities	2,983	80,973	2,728	85,079
Stockholders’ equity	208,310	36,168	205,453	37,180
Total liabilities and equity	$394,900	$751,986	$387,514	$747,918

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
Citi did not have any share repurchases in the second quarter of 2024, other than repurchases relating to issuances of common stock related to employee stock ownership plans. For information on Citi’s common share repurchases, see “Executive Summary” above.
During the second quarter of 2024, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy employee tax requirements.

Dividends
Citi paid common dividends of $0.53 per share for the second quarter of 2024, and on July 18, 2024, declared common dividends of $0.56 per share for the third quarter of 2024.
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
On July 18, 2024, Citi declared preferred dividends of approximately $277 million for the third quarter of 2024.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the second quarter of 2024, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2024.

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
ALCO: Asset and Liability Committee
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
Cluster revenues: Cluster revenues are primarily based on where the underlying transaction is managed.
CODM: Chief operating decision maker. For Citi, the Chief Executive Officer.
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
Consent Orders: In October 2020, Citigroup and Citibank entered into Consent Orders with the FRB and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls. In July 2024, the FRB and OCC entered into Civil Money Penalty Consent Orders with Citigroup and Citibank to address remediation effort shortcomings.
CRE: Commercial real estate
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
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
Federal Reserve Board (FRB): The Board of the Governors of the Federal Reserve System
FFIEC: Federal Financial Institutions Examination Council
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
International region: Comprises six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East and Africa (MEA).
IPO: Initial public offering
JANA: Japan, Asia North and Australia
KPMG: KPMG LLP, Citi’s Independent Registered Public Accounting Firm
LATAM: Latin America
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
MEA: Middle East and Africa
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
Moody’s: Moody’s Ratings
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
Parent company: Citigroup Inc.
Partner payments: Payments made to credit card partners primarily based on program sales and profitability.

PD: Probability of default
Prime balances: Prime balances are defined as clients’ billable balances where Citi provides cash or synthetic prime brokerage services. Management uses this information in reviewing the business’s size and growth and believes it is useful to investors concerning underlying business size and growth trends.
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
Retail Services: Citi’s U.S. retail services cards business with a portfolio of co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears).
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
TDR: Troubled debt restructuring. Prior to January 1, 2023, a TDR was deemed to occur when the Company modified the original terms of a loan agreement by granting a concession to a borrower that was experiencing financial difficulty. Loans with short-term and other insignificant modifications that are not considered concessions were not TDRs. The accounting guidance for TDRs was eliminated with the adoption of ASU 2022-02. See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended June 30, 2024, filed on August 2, 2024, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

NOTES