Form 10-Q
period 2024-09-30
CITIGROUP INC
filed 2024-11-07
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2024: 1,891,264,803

Available on the web at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S THIRD QUARTER 2024—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as Citi’s 2023 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (First Quarter of 2024 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Second Quarter of 2024 Form 10-Q).
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
Citi’s non-GAAP financial measures in this Form 10-Q include:

•Revenues excluding divestiture-related impacts
•    Expenses excluding the Federal Deposit Insurance Corporation (FDIC) special assessment and divestiture-related impacts
•All Other (managed basis), which excludes divestiture-related impacts
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•Services non-interest revenue excluding the impact of the Argentine peso devaluation
•Non-Markets net interest income

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
For more information on Services non-interest revenues excluding the impact of the Argentine peso devaluation, see “Executive Summary” and “Services” below.
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
(1)    Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); Latin America (LATAM); Asia South; Europe; and Middle East and Africa (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s reportable operating segments by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2024—Continued Progress on Strategy Execution and Other Priorities
As described further throughout this Executive Summary, during the third quarter of 2024:

•Citi’s revenues increased 1% versus the prior-year period on a reported basis. Excluding divestiture-related impacts, which included an approximate $400 million gain from the sale of the Taiwan consumer banking business in the prior-year period, revenues increased 3%, driven by growth across all reportable operating segments, partially offset by a decline in revenues in All Other (managed basis).
•Citi’s expenses decreased 2% versus the prior-year period. Excluding divestiture-related impacts in both the current quarter and the prior-year period and a $56 million FDIC special assessment benefit in the current quarter, expenses decreased 1%. The decrease was primarily driven by savings associated with Citi’s organizational simplification and stranded cost reductions, partially offset by volume-related expenses and continued investments in Citi’s transformation and other risk and control initiatives. (See “Expenses” below.)
•Citi’s cost of credit was approximately $2.7 billion versus $1.8 billion in the prior-year period. The increase was largely driven by higher cards net credit losses in Branded Cards and Retail Services in U.S. Personal Banking (USPB) and a higher allowance for credit losses (ACL) build. The higher cards net credit losses primarily reflected the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the higher ACL build was primarily driven by changes in portfolio composition in the corporate portfolio and an increase in transfer risk reserves associated with unremittable corporate dividends.
•Citi returned $2.1 billion to common shareholders in the form of common dividends and share repurchases.
•Citigroup’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach increased to 13.7% as of September 30, 2024, compared to 13.6% as of September 30, 2023 (see “Capital Resources” below). This compares to Citigroup’s required regulatory CET1 Capital ratio of 12.3% as of September 30, 2024 and 12.0% as of September 30, 2023 under the Basel III Standardized Approach. Effective October 1, 2024, Citigroup’s required regulatory CET1 Capital ratio decreased to 12.1% from 12.3% under the Standardized Approach, reflecting the decrease in the Stress Capital Buffer (SCB) requirement to 4.1% from 4.3% (see “Capital Resources—Stress Capital Buffer” below).
•Citi also continued to make progress with the separation of its consumer banking and small business and middle-market banking operations in Mexico in preparation for a planned initial public offering and wind-downs of the
Korea and China consumer banking businesses and the Russia consumer, local commercial and institutional businesses.

Third Quarter of 2024 Results Summary

Citigroup
Citigroup reported net income of $3.2 billion, or $1.51 per share, compared to net income of $3.5 billion, or $1.63 per share in the prior-year period. Net income decreased 9% versus the prior-year period, driven by the higher cost of credit, partially offset by the higher revenue and the lower expenses. Citigroup’s effective tax rate in the current quarter was approximately 25%, relatively unchanged from the prior-year period. Average diluted shares outstanding decreased 1%.
Citigroup revenues of $20.3 billion increased 1% versus the prior-year period, on a reported basis. Excluding the divestiture-related impacts in both periods, revenues of $20.3 billion increased 3%, driven by growth across all reportable operating segments, partially offset by a decline in All Other (managed basis). (For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.) (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts are non-GAAP financial measures.)
Services revenues were primarily driven by higher non-interest revenues in Securities Services and Treasury and Trade Solutions (TTS). Markets revenues were largely driven by strength in Equity Markets, while Banking revenues largely reflected growth in Investment Banking. USPB revenues benefited from loan growth in cards, as well as lower partner payments, and Wealth revenues were primarily driven by higher investment fee revenue.
Citigroup’s end-of-period loans were $689 billion, up 3% versus the prior-year period, largely reflecting loan growth in cards in USPB and higher loans in Markets and Services.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, up 3% versus the prior-year period, largely due to an increase in Services, driven by the continued deepening of client relationships and operating deposit growth in both TTS and Securities Services. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each applicable business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $13.3 billion decreased 2% from the prior-year period. Expenses in the third quarter of 2024 included divestiture-related impacts of $67 million (compared to $114 million in the prior-year period). Excluding divestiture-related impacts in both periods and a $56 million FDIC special assessment benefit in the current quarter, expenses decreased 1%, driven by savings associated with Citi’s organizational simplification and stranded cost reductions, partially offset by volume-related expenses and continued investments in the transformation and other risk and control initiatives. Citi’s transformation initiatives will continue to entail significant investments during the remainder of 2024 and beyond. For more information about Citi’s transformation, see “Citi’s Multiyear Transformation” below. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding divestiture-related impacts and the incremental FDIC special assessment benefit are non-GAAP financial measures.)

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $2.7 billion, compared to $1.8 billion in the prior-year period. The increase was primarily driven by higher net credit losses in Branded Cards and Retail Services in USPB and a higher ACL build. The higher cards net credit losses primarily reflected continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. The increase in the net ACL build was due to changes in portfolio composition in the corporate portfolio, an increase in transfer risk reserves associated with unremittable corporate dividends and loan growth in the consumer portfolio.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $2.2 billion increased 33% from the prior-year period. Consumer net credit losses of $2.1 billion increased 33%, largely reflecting the higher cards net credit losses. Corporate net credit losses increased to $74 million from $58 million. Citi continues to expect elevated consumer net credit losses in the fourth quarter of 2024.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.7% as of September 30, 2024, compared to 13.6% as of September 30, 2023, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The increase was primarily driven by the net income and unrealized gains on available-for-sale securities recognized in Accumulated other comprehensive income (AOCI), partially offset by the payment of common and preferred dividends, common share repurchases and an increase in RWA.
In the third quarter of 2024, Citi paid approximately $1.1 billion of common dividends and repurchased approximately $1.0 billion of common shares (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). Citi will continue to determine the level of common share repurchases on a quarter-by-quarter basis given the uncertainty regarding future regulatory capital requirements. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and
“Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2023 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of September 30, 2024 was 5.8%, compared to 6.0% as of September 30, 2023. The decrease was driven by an increase in Total Leverage Exposure and a decrease in Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.7 billion increased 23% from the prior-year period, driven by higher revenues, partially offset by higher expenses and higher cost of credit. Services expenses of $2.6 billion increased 3%, primarily driven by continued investments in technology, other risk and controls, and product innovation. Cost of credit was $127 million, compared to $95 million in the prior-year period. The current-quarter ACL build was primarily due to an increase in transfer risk associated with unremittable corporate dividends outside of the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law.
Services revenues of $5.0 billion increased 8%, primarily reflecting continued momentum across Securities
Services and TTS. Non-interest revenue increased 33%, driven by a smaller impact from currency devaluation in Argentina, as well as continued strength across underlying fee drivers. Excluding the impact of the Argentine peso devaluation (approximately $42 million in the current quarter and approximately $273 million in the prior-year period), non-interest revenue increased 11%. Net interest income was largely unchanged, as the benefit of higher deposit volumes was offset by a decline in interest rates in Argentina. (As used throughout this Form 10-Q, Services non-interest revenue excluding the impact of the Argentine peso devaluation is a non-GAAP financial measure.)
TTS revenues of $3.6 billion increased 4% from the prior-year period. TTS non-interest revenue increased 41%, primarily driven by the smaller impact from currency devaluation in Argentina, an increase in cross-border transaction value of 8%, an increase in U.S. dollar clearing volume of 7% and an increase in commercial card spend volume of 8%. The increase in non-interest revenue was partially offset by a 5% decline in net interest income, driven by the decline in interest rates in Argentina, partially offset by higher deposit volumes.
Securities Services revenues of $1.4 billion increased 24%, largely driven by a 23% increase in net interest income, primarily driven by higher deposit spreads and volumes, and a 24% increase in non-interest revenue. The increase in non-interest revenue was primarily driven by higher fees due to a 22% increase in AUC/AUA balances, benefiting from new client onboarding, deepening relationships with existing clients and higher market valuations.
For additional information about Citi’s exposure in Argentina, see “Managing Global Risk—Other Risk—Country Risk—Argentina” below. For additional information on the results of operations of Services in the third quarter of 2024, see “Services” below.

Markets
Markets net income of $1.1 billion increased 2% from the prior-year period, driven by higher revenues and lower cost of credit, partially offset by higher expenses. Markets expenses of $3.3 billion increased 1%, primarily due to higher volume-related expenses. Cost of credit was $141 million versus $162 million in the prior-year period. The current-quarter net ACL build was primarily driven by changes in portfolio composition in spread products.
Markets revenues of $4.8 billion increased 1%, driven by growth in Equity Markets, up 32%, partially offset by a 6% decline in Fixed Income Markets. Equity Markets benefited from growth in prime services and higher volatility in equity derivatives, as well as higher cash equity volumes. The decline in Fixed Income Markets largely reflected a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 10%, reflecting a strong prior-year performance. Spread products and other fixed income revenues increased 5%, driven by growth in asset-backed financing, securitization activity and underwriting fees, partially offset by lower commodities revenue on lower gas volatility.
For additional information on the results of operations of Markets in the third quarter of 2024, see “Markets” below.

Banking
Banking net income was $238 million, compared to net income of $156 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by higher cost of credit. Banking expenses of $1.1 billion decreased 9%, primarily driven by benefits from prior repositioning actions. Cost of credit was $177 million, versus a benefit of $56 million in the prior-year period, driven by a net ACL build due to changes in portfolio composition.
Banking revenues of $1.6 billion increased 16%, primarily driven by growth in Investment Banking. Investment Banking revenues increased 31%, reflecting strength in Debt Capital Markets (DCM), which benefited from strong issuance activity in the quarter, an increase in Advisory due to strong announced deal volume from earlier this year coming to fruition as those deals close and an increase in Equity Capital Markets (ECM) reflecting stronger follow-on activity, partially offset by less initial public offering (IPO) activity amid market volatility mid quarter. Corporate Lending revenues were largely unchanged, including the impact of the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Corporate Lending revenues increased 5%, largely driven by a smaller impact from currency devaluation in Argentina. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the gains (losses) on loan hedges are non-GAAP financial measures.)
For additional information on the results of operations of Banking in the third quarter of 2024, see “Banking” below.

U.S. Personal Banking
USPB net income of $522 million decreased 31% from the prior-year period, driven by higher cost of credit, partially offset by higher revenues and lower expenses. USPB expenses of $2.5 billion decreased 1%, driven by continued productivity savings, partially offset by higher volume-related expenses. Cost of credit increased to $1.9 billion, compared to $1.5 billion in the prior-year period, driven by higher net credit losses, partially offset by a lower net ACL build. Net credit losses increased 39%, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. The ACL build of $45 million was primarily driven by loan growth.
USPB revenues of $5.0 billion increased 3%, driven by an increase in net interest income due to loan growth in cards, and higher non-interest revenue due to lower partner payments. Branded Cards revenues of $2.7 billion increased 8%, driven by interest-earning balance growth of 8%, as payment rates continued to moderate, and card spend volume growth of 3%. Retail Services revenues of $1.7 billion decreased 1%, primarily driven by a slowing growth rate in interest-earning balances and higher reversals of interest from net credit losses. Retail Banking revenues of $599 million decreased 8%, primarily driven by the impact of the transfers of certain relationships and the associated deposits to Wealth.
For additional information on the results of operations of USPB in the third quarter of 2024, see “U.S. Personal Banking” below.

Wealth
Wealth net income was $283 million, versus $132 million in the prior-year period, reflecting higher revenues and lower expenses, partially offset by higher cost of credit. Wealth expenses decreased 4% to $1.6 billion, primarily driven by benefits from prior repositioning and restructuring actions. Cost of credit was $33 million, compared to a benefit of $2 million in the prior-year period, largely due to an ACL build for loans, compared to a release in the prior-year period.
Wealth revenues of $2.0 billion increased 9%, driven by a 15% increase in non-interest revenue, reflecting higher investment fee revenues on momentum in client investment assets, as well as a 6% increase in net interest income due to higher deposit volumes and spreads. Private Bank revenues of $614 million were largely unchanged from the prior-year period. Wealth at Work revenues of $244 million increased 4%, driven by improved deposit spreads and higher investment fee revenues, partially offset by higher mortgage funding costs. Citigold revenues of $1.1 billion increased 17%, driven by higher investment fee revenues and higher deposit volumes.
For additional information on the results of operations of Wealth in the third quarter of 2024, see “Wealth” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $483 million, compared to a net loss of $101 million in the prior-year period, driven by lower revenues and higher cost of credit, partially offset by lower expenses. All Other (managed basis) expenses of $2.1 billion decreased 5%, primarily driven by lower expenses from the closed exits and wind-downs, partially offset by a legal reserve. Cost of credit of $289 million increased 45%, largely reflecting a net ACL build driven by Mexico Consumer, compared to an ACL release in the prior-year period.
All Other (managed basis) revenues decreased 18% from the prior-year period, primarily driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis). Legacy Franchises (managed basis) revenues were $1.7 billion, a decline of 6% from the prior-year period, largely driven by lower revenues in Asia Consumer (managed basis) due to the closed exits and wind-downs. Corporate/Other revenues decreased to $86 million, from $397 million in the prior-year period, largely driven by margin compression on mortgage securities in the investment portfolio that have extended.
For additional information on the results of operations of All Other (managed basis) in the third quarter of 2024, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties
Various geopolitical, macroeconomic and regulatory challenges and uncertainties continue to pose risks to economic conditions in the U.S. and globally, including, among others, potential policy and other changes resulting from the incoming U.S. administration and Congress, central bank interest rate policies, unemployment levels, economic growth rates, conflicts in the Middle East, economic conditions and tensions involving China and the Russia–Ukraine war. These and other factors could negatively impact global economic growth rates, result in disruptions and volatility in financial markets and cause a recession in various regions and countries globally. These and other factors could also adversely affect Citi’s customers, clients, businesses, funding costs, cost of credit and overall results of operations and financial condition during the remainder of 2024. For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial conditions during the remainder of 2024, see “Third Quarter of 2024 Results Summary” above and each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2023 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

As previously disclosed, Citi’s transformation, including the remediation of its 2020 consent orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC) and the amendment to the 2020 OCC consent order, is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Citi’s transformation is addressing decades of underinvestment in its infrastructure, going beyond remedying regulatory concerns to intentionally transform how the organization operates, and making investments that not only support current needs, but also benefit the Company over the long term. For additional information on Citi’s transformation, including focus areas and status, consent order compliance, governance and transformation bonus program, see “Citi’s Multiyear Transformation” in Citi’s Second Quarter of 2024 Form 10-Q.
Transformation efforts of this scale involve significant complexities and uncertainties, including ongoing regulatory challenges and risks. Citi’s transformation initiatives will take several years to complete, and, as previously disclosed, Citi may continue to experience significant challenges in satisfying the regulators’ expectations in both sufficiency and timing. For additional information about regulatory risks related to Citi’s transformation initiatives, see “Risk Factors—Compliance Risks” in Citi’s 2023 Annual Report on Form 10-K.
The transformation’s target outcomes remain focused on changing Citi’s business and operating models such that they simultaneously (i) strengthen controls, enhance data quality, reduce risk and improve Citi’s regulatory compliance and its culture, and (ii) enhance Citi’s value to customers, clients and shareholders. Examples of Citi’s transformation progress through the third quarter of 2024 include:

•Closed the 2013 consent order with the FRB related to anti-money laundering and Bank Secrecy Act deficiencies
•Retired approximately 450 legacy applications through third-quarter 2024 year-to-date, and over 1,250 since 2022, as Citi continued to modernize its technology infrastructure
•Launched a strategic operations capacity planning tool, which is assisting Citi to streamline and replace various systems and forecast resources needed for expected processing volumes
•Continued implementation of a strategic loan servicing platform, with live transactions on the platform increasing to approximately $25 billion in notional value
•Reduced data center consumption through migration of workload to a private cloud and streamlined and reduced the time involved in the cloud onboarding process from over seven weeks to two weeks
•Upgraded 100% of Citi’s over 2,300 ATMs in North America, Singapore, Hong Kong and the UAE to next-generation software for better customer security and monitoring

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2024	2023	% Change	2024	2023	% Change
Net interest income	$13,362	$13,828	(3)%	$40,362	$41,076	(2)%
Non-interest revenue	6,953	6,311	10	21,196	19,946	6
Revenues, net of interest expense	$20,315	$20,139	1%	$61,558	$61,022	1%
Operating expenses	13,250	13,511	(2)	40,798	40,370	1
Provisions for credit losses and for benefits and claims	2,675	1,840	45	7,516	5,639	33
Income from continuing operations before income taxes	$4,390	$4,788	(8)%	$13,244	$15,013	(12)%
Income taxes	1,116	1,203	(7)	3,299	3,824	(14)
Income from continuing operations	$3,274	$3,585	(9)%	$9,945	$11,189	(11)%
Income (loss) from discontinued operations, net of taxes	(1)	2	NM	(2)	—	—
Net income before attribution of noncontrolling interests	$3,273	$3,587	(9)%	$9,943	$11,189	(11)%
Net income attributable to noncontrolling interests	35	41	(15)	117	122	(4)
Citigroup’s net income	$3,238	$3,546	(9)%	$9,826	$11,067	(11)%
Earnings per share
Basic
Income from continuing operations	$1.53	$1.64	(7)%	$4.67	$5.19	(10)%
Net income	1.53	1.64	(7)	4.67	5.19	(10)
Diluted
Income from continuing operations	$1.51	$1.63	(7)%	$4.61	$5.14	(10)%
Net income	1.51	1.63	(7)	4.61	5.14	(10)
Dividends declared per common share	0.56	0.53	6	1.62	1.55	5
Common dividends	$1,089	$1,038	5%	$3,143	$3,042	3%
Preferred dividends	277	333	(17)	798	898	(11)
Common share repurchases	1,000	500	NM	1,500	1,500	—

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2024	2023	% Change	2024	2023	% Change
At September 30:
Total assets	$2,430,663	$2,368,477	3%
Total deposits	1,309,999	1,273,506	3
Long-term debt	299,081	275,760	8
Citigroup common stockholders’ equity	192,733	190,008	1
Total Citigroup stockholders’ equity	209,083	209,503	—
Average assets	2,492,080	2,413,779	3	$2,466,302	$2,447,212	1%
Direct staff (in thousands)	229	240	(5)%
Performance metrics
Return on average assets	0.52%	0.58%		0.53%	0.60%
Return on average common stockholders’ equity(1)	6.2	6.7		6.4	7.3
Return on average total stockholders’ equity(1)	6.2	6.7		6.3	7.1
Return on tangible common equity (RoTCE)(2)	7.0	7.7		7.2	8.3
Efficiency ratio (total operating expenses/total revenues, net)	65.2	67.1		66.3	66.2
Basel III ratios
CET1 Capital(3)	13.71%	13.59%
Tier 1 Capital(3)	15.24	15.40
Total Capital(3)	15.21	15.78
Supplementary Leverage ratio	5.85	6.04
Citigroup common stockholders’ equity to assets	7.93%	8.02%
Total Citigroup stockholders’ equity to assets	8.60	8.85
Dividend payout ratio(4)	37	33		35%	30%
Total payout ratio(5)	71	48		51	45
Book value per common share	$101.91	$99.28	3%
Tangible book value per share (TBVPS)(2)	89.67	86.90	3

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
(3)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented. As of September 30, 2024, the Total Capital ratio under the Basel III Advanced Approaches framework became the most binding ratio. In prior quarters, the Common Equity Tier 1 Capital ratio under the Basel III Standardized Approach was the most binding ratio.
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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Third Quarter			Nine Months
In millions of dollars	2024	2023	% Change	2024	2023	% Change
Services	$5,028	$4,636	8%	$14,474	$13,585	7%
Markets	4,817	4,748	1	15,260	15,283	—
Banking	1,597	1,373	16	4,960	3,737	33
USPB	5,045	4,917	3	15,142	14,247	6
Wealth	2,002	1,831	9	5,509	5,357	3
All Other—managed basis(1)	1,825	2,238	(18)	6,191	7,405	(16)
All Other—divestiture-related impacts (Reconciling Items)(1)	1	396	(100)	22	1,408	(98)
Total Citigroup net revenues	$20,315	$20,139	1%	$61,558	$61,022	1%

INCOME

	Third Quarter			Nine Months
In millions of dollars	2024	2023	% Change	2024	2023	% Change
Income (loss) from continuing operations
Services	$1,683	$1,355	24%	$4,696	$3,894	21%
Markets	1,089	1,065	2	3,979	4,066	(2)
Banking	236	157	50	1,172	265	NM
USPB	522	756	(31)	990	1,619	(39)
Wealth	283	132	NM	668	398	68
All Other—managed basis(1)	(494)	(94)	NM	(1,389)	177	NM
All Other—divestiture-related impacts (Reconciling Items)(1)	(45)	214	NM	(171)	770	NM
Income from continuing operations	$3,274	$3,585	(9)%	$9,945	$11,189	(11)%
Discontinued operations	$(1)	$2	NM	$(2)	$—	—%
Less: Net income attributable to noncontrolling interests	35	41	(15)%	117	122	(4)
Citigroup’s net income	$3,238	$3,546	(9)%	$9,826	$11,067	(11)%

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
NM Not meaningful

SELECT BALANCE SHEET ITEMS BY SEGMENT(1)—SEPTEMBER 30, 2024

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt(3)	Total Citigroup consolidated

Cash and deposits with banks, net of allowance	$14,002	$90,727	$340	$3,208	$1,837	$192,980	$—	$303,094
Securities borrowed and purchased under agreements to resell, net of allowance	7,032	278,165	1	—	350	380	—	285,928
Trading account assets	77	446,184	623	266	1,049	9,873	—	458,072
Investments, net of allowance	638	132,337	1,237	—	3	356,456	—	490,671
Loans, net of unearned income and allowance for credit losses on loans	88,376	119,166	83,372	199,221	150,466	29,965	—	670,566

Deposits	$825,694	$13,391	$546	$85,149	$316,251	$68,968	$—	$1,309,999
Securities loaned and sold under agreements to repurchase	804	275,084	123	—	153	2,213	—	278,377
Trading account liabilities	22	141,665	18	121	308	400	—	142,534
Short-term borrowings	208	36,877	1	—	1	4,253	—	41,340
Long-term debt(3)	—	96,437	—	—	406	31,589	170,649	299,081

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
At September 30, 2024, Services had $608 billion in assets and $826 billion in deposits. Securities Services managed $26.3 trillion in assets under custody and administration, of which Citi provided both custody and administrative services to certain clients related to $2.1 trillion of such assets.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$3,435	$3,440	—%	$9,977	$9,809	2%
Fee revenue
Commissions and fees	847	782	8	2,511	2,310	9
Fiduciary and administrative, and other	701	630	11	2,081	1,895	10
Total fee revenue	$1,548	$1,412	10%	$4,592	$4,205	9%
Principal transactions	266	267	—	696	735	(5)
All other(1)	(221)	(483)	54	(791)	(1,164)	32
Total non-interest revenue	$1,593	$1,196	33%	$4,497	$3,776	19%
Total revenues, net of interest expense	$5,028	$4,636	8%	$14,474	$13,585	7%
Total operating expenses	$2,588	$2,520	3%	$7,988	$7,435	7%
Net credit losses on loans	14	27	(48)	20	46	(57)
Credit reserve build (release) for loans	7	6	17	(59)	(80)	26
Provision for credit losses on unfunded lending commitments	7	23	(70)	21	4	NM
Provisions for credit losses on other assets and HTM debt securities	99	39	NM	182	334	(46)
Provision (release) for credit losses	$127	$95	34%	$164	$304	(46)%
Income from continuing operations before taxes	$2,313	$2,021	14%	$6,322	$5,846	8%
Income taxes	630	666	(5)	1,626	1,952	(17)
Income from continuing operations	$1,683	$1,355	24%	$4,696	$3,894	21%
Noncontrolling interests	32	16	100	84	45	87
Net income	$1,651	$1,339	23%	$4,612	$3,849	20%
Balance Sheet data (in billions of dollars)
EOP assets	$608	$552	10%
Average assets	591	566	4	$582	$583	—%
Efficiency ratio	51%	54%		55%	55%
Revenue by component
Net interest income	$2,731	$2,868	(5)%	$8,083	$8,198	(1)%
Non-interest revenue	909	645	41	2,504	2,074	21
Treasury and Trade Solutions (TTS)	$3,640	$3,513	4%	$10,587	$10,272	3%
Net interest income	$704	$572	23%	$1,894	$1,611	18%
Non-interest revenue	684	551	24	1,993	1,702	17
Securities Services	$1,388	$1,123	24%	$3,887	$3,313	17%

Total Services	$5,028	$4,636	8%	$14,474	$13,585	7%
Revenue by geography
North America	$1,367	$1,333	3%	$3,908	$3,832	2%
International	3,661	3,303	11	10,566	9,753	8
Total	$5,028	$4,636	8%	$14,474	$13,585	7%
International revenue by cluster
United Kingdom	$498	$438	14%	$1,446	$1,341	8%
Japan, Asia North and Australia (JANA)	708	623	14	1,952	1,828	7
LATAM	676	668	1	2,115	2,041	4
Asia South	641	539	19	1,771	1,575	12
Europe	559	568	(2)	1,673	1,642	2
Middle East and Africa (MEA)	579	467	24	1,609	1,326	21
Total	$3,661	$3,303	11%	$10,566	$9,753	8%
Key drivers(2)
Average loans by reporting unit (in billions of dollars)
TTS	$86	$82	5%	$83	$80	4%
Securities Services	1	1	—	1	1	—
Total	$87	$83	5%	$84	$81	4%
ACLL as a percentage of EOP loans(3)	0.38%	0.33%
Average deposits by reporting unit and selected component (in billions of dollars)
TTS	$690	$677	2%	$683	$691	(1)%
Securities Services	135	120	13	129	123	5
Total	$825	$797	4%	$812	$814	—%

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
NM Not meaningful

3Q24 vs. 3Q23
Net income of $1.7 billion increased 23%, driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Revenues increased 8%, primarily reflecting higher revenues in Securities Services and TTS. The increase in revenues was driven by higher non-interest revenue (up 33%), largely due to a smaller impact of the Argentine peso devaluation. Excluding the impact of the Argentine peso devaluation (approximately $42 million in the current quarter and approximately $273 million in the prior-year period), non-interest revenue increased 11%, driven by continued strength across underlying fee drivers in TTS and Securities Services. Net interest income was largely unchanged, as the benefit of higher deposit volumes was offset by a decline in interest rates in Argentina. Average deposits increased 4%, driven by growth in both Securities Services and TTS, as Citi continued to increase operating deposits in both businesses.
TTS revenues increased 4%, as a 41% increase in non-interest revenues was partially offset by a 5% decrease in net interest income. The increase in non-interest revenue was driven by the smaller impact from currency devaluation in Argentina, as well as growth in underlying fee drivers, including cross-border transaction value (up 8%), U.S. dollar clearing volume (up 7%) and commercial card spend volume (up 8%). The decrease in net interest income was driven by the decline in interest rates in Argentina, partially offset by higher deposit volumes. Average deposits increased 2%, driven by growth in both North America and International. For additional information about Citi’s exposure in Argentina, see “Managing Global Risk—Other Risk—Country Risk—Argentina” below.
Securities Services revenues increased 24%, largely driven by a 23% increase in net interest income, primarily driven by higher deposit spreads and volumes, and a 24% increase in non-interest revenue. Average deposits increased 13%, driven by growth in both North America and International. The growth in non-interest revenue was primarily driven by the increase in volume-related fees due to a 22% increase in AUC/AUA balances, benefiting from new client onboarding, deepening relationships with existing clients and higher market valuations, as well as continued elevated levels of corporate activity in Issuer Services.
Expenses increased 3%, primarily driven by continued investments in technology, other risk and controls and product innovation.
Provisions were $127 million, compared to $95 million in the prior-year period. The current-quarter net ACL build of $113 million, compared to $68 million in the prior-year period, was largely due to an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law. See “Significant Accounting Policies and Significant Estimates” below.
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

3Q24 YTD vs. 3Q23 YTD
Net income of $4.6 billion increased 20%, primarily driven by higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 7%, driven by higher revenues in both Securities Services and TTS, reflecting higher non-interest revenue and higher net interest income.
TTS revenues increased 3%, driven by a 21% increase in non-interest revenue, partially offset by a 1% decrease in net interest income, largely driven by the same factors described above. The increase in non-interest revenue was driven by the smaller impact from currency devaluation in Argentina, as well as continued growth in underlying fee drivers, including higher cross-border transaction value (up 8%), U.S. dollar clearing volume (up 6%) and commercial card spend volume (up 6%).
Securities Services revenues increased 17%, driven by 18% growth in net interest income and 17% growth in non-interest revenue. The increase in net interest income was driven by spread improvement from higher interest rates across currencies and deposit mix. The increase in non-interest revenue was driven by the same factors described above.
Expenses were up 7%, primarily driven by continued investments in technology, other risk and controls and product innovation, as well as an Argentina-related transaction tax expense and a legal settlement expense in the second quarter of 2024.
Provisions were $164 million, compared to $304 million in the prior-year period. Net credit losses decreased to $20 million, compared to $46 million in the prior-year period. The net ACL build was $144 million, compared to $258 million in the prior-year period. The net ACL build in the current period was primarily driven by an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law, partially offset by an improved macroeconomic outlook.

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

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$1,405	$1,695	(17)%	$5,149	$5,246	(2)%
Fee revenue
Brokerage and fees	391	337	16	1,073	1,053	2
Investment banking fees(1)	118	103	15	322	289	11
Other(2)	64	31	NM	188	101	86
Total fee revenue	$573	$471	22%	$1,583	$1,443	10%
Principal transactions	2,847	2,853	—	8,721	9,260	(6)
All other(2)	(8)	(271)	97	(193)	(666)	71
Total non-interest revenue	$3,412	$3,053	12%	$10,111	$10,037	1%
Total revenues, net of interest expense(3)	$4,817	$4,748	1%	$15,260	$15,283	—%
Total operating expenses	$3,339	$3,310	1%	$10,028	$9,822	2%
Net credit losses (recoveries) on loans	24	(4)	NM	168	2	NM
Credit reserve build (release) for loans	37	119	(69)	46	162	(72)
Provision (release) for credit losses on unfunded lending commitments	47	5	NM	48	(7)	NM
Provisions for credit losses for other assets and HTM debt securities	33	42	(21)	67	72	(7)
Provision (release) for credit losses	$141	$162	(13)%	$329	$229	44%
Income (loss) from continuing operations before taxes	$1,337	$1,276	5%	$4,903	$5,232	(6)%
Income taxes (benefits)	248	211	18	924	1,166	(21)
Income (loss) from continuing operations	$1,089	$1,065	2%	$3,979	$4,066	(2)%
Noncontrolling interests	17	15	13	58	55	5
Net income (loss)	$1,072	$1,050	2%	$3,921	$4,011	(2)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,002	$1,009	(1)%
Average assets	1,082	1,026	5	$1,065	$1,024	4%
Efficiency ratio	69%	70%		66%	64%
Revenue by component
Fixed Income Markets	$3,578	$3,806	(6)%	$11,272	$12,065	(7)%

Equity Markets	1,239	942	32	3,988	3,218	24
Total	$4,817	$4,748	1%	$15,260	$15,283	—%
Rates and currencies	$2,465	$2,747	(10)%	$7,731	$9,057	(15)%
Spread products/other fixed income	1,113	1,059	5	3,541	3,008	18
Total Fixed Income Markets revenues	$3,578	$3,806	(6)%	$11,272	$12,065	(7)%
Revenue by geography
North America	$1,773	$1,901	(7)%	$5,871	$5,612	5%
International	3,044	2,847	7	9,389	9,671	(3)
Total	$4,817	$4,748	1%	$15,260	$15,283	—%
International revenue by cluster
United Kingdom	$1,007	$948	6%	$3,086	$3,814	(19)%
Japan, Asia North and Australia (JANA)	703	564	25	2,049	1,820	13
LATAM	398	438	(9)	1,458	1,212	20
Asia South	433	341	27	1,212	1,098	10
Europe	229	272	(16)	740	859	(14)
Middle East and Africa (MEA)	274	284	(4)	844	868	(3)
Total	$3,044	$2,847	7%	$9,389	$9,671	(3)%
Key drivers(4) (in billions of dollars)
Average loans	$119	$108	10%	$119	$109	9%
NCLs as a percentage of average loans	0.08%	(0.01)%		0.19%	—%
ACLL as a percentage of EOP loans(5)	0.77%	0.77%
Average trading account assets	$462	$393	18	$432	$375	15
Average deposits	19	23	(17)	23	23	—

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
NM Not meaningful

3Q24 vs. 3Q23
Net income of $1.1 billion increased 2%, driven by higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 1%, driven by higher Equity Markets revenues, partially offset by lower Fixed Income Markets revenues.
Fixed Income Markets revenues decreased 6%, reflecting a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 10% on strong prior-year performance, partially offset by growth in FX on higher corporate client activity. Spread products and other fixed income revenues increased 5%, driven by growth in asset-backed financing, securitization activity and underwriting fees. This revenue growth was partially offset by a decline in commodities revenues on lower overall volatility.
Equity Markets revenues increased 32%, driven by growth in prime services, higher volatility in equity derivatives and higher cash equity volumes. Equity Markets continued to grow prime balances.
Expenses increased 1%, driven by higher volume-related expenses, partially offset by efficiency savings.
Provisions were $141 million, compared to $162 million in the prior-year period, driven by a lower net ACL build of $117 million, compared to $166 million in the prior-year period, partially offset by higher net credit losses. The net ACL build in the current quarter was primarily driven by changes in portfolio composition in spread products. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

3Q24 YTD vs. 3Q23 YTD
Net income of $3.9 billion decreased 2%, driven by higher expenses and higher cost of credit.
Revenues were largely unchanged, as lower Fixed Income Markets revenues were offset by higher Equity Markets revenues.
Fixed Income Markets revenues decreased 7%, reflecting a decline in rates and currencies revenues, partially offset by higher revenues in spread products and other fixed income. Rates and currencies revenues decreased 15%, largely reflecting lower volatility and a strong prior-year performance. Spread products and other fixed income revenues increased 18%, largely driven by increased client activity, driven by the same factors described above. These increases were partially offset by a decline in commodities revenues on lower overall volatility.
Equity Markets revenues increased 24%, driven by continued growth in equity derivative revenues on higher volatility, which also includes the impact from an episodic gain related to the Visa B exchange. The increase was also driven by growth in prime services and cash trading due to higher volumes and trading activity. Equity Markets also continued to experience an increase in prime balances.
Expenses increased 2%, primarily driven by legal settlement reserves and higher volume-related expenses, partially offset by productivity savings.
Provisions were $329 million, compared to $229 million in the prior-year period, primarily driven by higher net credit losses, partially offset by a lower net ACL build.

BANKING

Banking includes Investment Banking, which supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets-related strategic financing solutions and loan syndication structuring, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities; and Corporate Lending, which includes corporate and commercial banking, serving as the conduit for Citi’s full product suite to clients.
Banking revenues include revenues earned by Citi that are subject to a revenue sharing arrangement for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At September 30, 2024, Banking had $151 billion in assets including $85 billion in loans and $0.5 billion in deposits.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income (including dividends)	$527	$555	(5)%	$1,636	$1,610	2%
Fee revenue
Investment banking fees(1)	999	694	44	2,906	2,007	45
Other	31	40	(23)	123	122	1
Total fee revenue	$1,030	$734	40%	$3,029	$2,129	42%
Principal transactions	(197)	(164)	(20)	(550)	(715)	23
All other(2)	237	248	(4)	845	713	19
Total non-interest revenue	$1,070	$818	31%	$3,324	$2,127	56%
Total revenues, net of interest expense	1,597	1,373	16	4,960	3,737	33
Total operating expenses	$1,116	$1,225	(9)%	$3,426	$3,716	(8)%
Net credit losses on loans	36	29	24	142	98	45
Credit reserve build (release) for loans	62	(22)	NM	(78)	(182)	57
Provision (release) for credit losses on unfunded lending commitments	59	(64)	NM	(46)	(291)	84
Provisions (releases) for credit losses for other assets and HTM debt securities	20	1	NM	(2)	48	NM
Provisions (releases) for credit losses	$177	$(56)	NM	$16	$(327)	NM
Income (loss) from continuing operations before taxes	$304	$204	49%	$1,518	$348	NM
Income taxes (benefits)	68	47	45	346	83	NM
Income (loss) from continuing operations	$236	$157	50%	$1,172	$265	NM
Noncontrolling interests	(2)	1	NM	4	4	—%
Net income (loss)	$238	$156	53%	$1,168	$261	NM
Balance Sheet data (in billions of dollars)
EOP assets	$151	$146	3%
Average assets	152	151	1	$153	$154	(1)%
Efficiency ratio	70%	89%		69%	99%
Revenue by component
Total Investment Banking	$934	$711	31%	$2,712	$1,945	39%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	742	709	5	2,422	2,104	15
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$1,676	$1,420	18%	$5,134	$4,049	27%
Gain (loss) on loan hedges(2)(3)	(79)	(47)	(68)	(174)	(312)	44
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$1,597	$1,373	16%	$4,960	$3,737	33%
Business metrics—investment banking fees
Advisory	$394	$299	32%	$892	$731	22%
Equity underwriting (Equity Capital Markets (ECM))	129	123	5	474	390	22
Debt underwriting (Debt Capital Markets (DCM))	476	272	75	1,540	886	74
Total	$999	$694	44%	$2,906	$2,007	45%

Revenue by geography
North America	$837	$623	34%	$2,359	$1,496	58%
International	760	750	1	2,601	2,241	16
Total	$1,597	$1,373	16%	$4,960	$3,737	33%
International revenue by cluster
United Kingdom	$158	$144	10%	$547	$479	14%
Japan, Asia North and Australia (JANA)	152	161	(6)	472	469	1
LATAM	159	166	(4)	566	443	28
Asia South	97	94	3	332	320	4
Europe	135	130	4	477	377	27
Middle East and Africa (MEA)	59	55	7	207	153	35
Total	$760	$750	1%	$2,601	$2,241	16%
Key drivers(4) (in billions of dollars)
Average loans	$88	$89	(1)%	$89	$92	(3)%
NCLs as a percentage of average loans	0.16%	0.13%		0.21%	0.14%
ACLL as a percentage of EOP loans(5)	1.54%	1.75%
Average deposits	$1	$1	—	$1	$1	—

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

3Q24 vs. 3Q23
Net income was $238 million, compared to net income of $156 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by an increase in cost of credit.
Revenues increased 16% (including losses on loan hedges), reflecting higher Investment Banking revenues, largely driven by continued strong issuance activity in Debt Capital Markets (DCM) and strong deal volume in Advisory. The losses on loan hedges increased to $79 million, compared to $47 million in the prior-year period. Excluding the impact of losses on loan hedges, Banking revenues increased 18%.
Investment Banking revenues increased 31%, reflecting overall higher banking fees revenue. DCM underwriting fees increased 75%, benefiting from strong issuance activity in the quarter, primarily in investment-grade activity, as clients pulled forward activity ahead of the U.S. election. Citi expects normalization and ordinary seasonality in investment-grade activity in the fourth quarter of 2024. Advisory fees increased 32%, due to strong announced deal volume from earlier this year coming to fruition as those transactions close. ECM underwriting fees increased 5%, due to stronger follow-on activity, partially offset by less IPO activity amid market volatility mid quarter.
Corporate Lending revenues were largely unchanged, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 5%, primarily driven by a smaller impact from currency devaluation in Argentina.
Expenses decreased 9%, primarily driven by benefits of prior repositioning actions and other actions to lower the expense base.
Provisions were $177 million, compared to a benefit of $56 million in the prior-year period, driven by a net ACL build of $141 million, compared to a net release of $85 million in the prior-year period. The ACL build in the current quarter was primarily driven by changes in portfolio composition. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

3Q24 YTD vs. 3Q23 YTD
Net income was $1.2 billion, compared to net income of $261 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by an increase in cost of credit.
Revenues increased 33% (including loss on loan hedges), primarily reflecting higher Investment Banking revenues driven by the same factors described above, higher revenues in Corporate Lending and lower losses on loan hedges ($174 million versus $312 million in the prior-year period). Excluding the impact of losses on loan hedges, Banking revenues increased 27%.
Investment Banking revenues increased 39%, primarily driven by the DCM business, as improved market sentiment led to an increase in issuance activity. DCM underwriting fees increased 74%, driven by the same factors described above. Fees from ECM underwriting and Advisory each increased 22%, driven by favorable market conditions and the same factors described above.
Corporate Lending revenues increased 25%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 15%, largely driven by higher revenue share.
Expenses decreased 8%, primarily driven by benefits of prior repositioning actions and other actions to lower the expense base.
Provisions were $16 million, compared to a benefit of $327 million in the prior-year period. Net credit losses increased to $142 million, compared to $98 million in the prior-year period. The net ACL release was $126 million, compared to $425 million in the prior-year period. The net ACL release in the current period was primarily driven by an improved macroeconomic outlook.

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
At September 30, 2024, USPB had 641 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Washington, D.C. and Miami. USPB had $164 billion in outstanding credit card balances, $85 billion in deposits, $44 billion in mortgages and $5 billion in personal and small business loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income	$5,293	$5,175	2%	$15,622	$14,912	5%
Fee revenue
Interchange fees	2,469	2,434	1	7,345	7,193	2
Card rewards and partner payments	(2,839)	(2,777)	(2)	(8,266)	(8,194)	(1)
Other(1)	110	75	47	329	251	31
Total fee revenue	$(260)	$(268)	3%	$(592)	$(750)	21%
All other(2)	12	10	20	112	85	32
Total non-interest revenue	$(248)	$(258)	4%	$(480)	$(665)	28%
Total revenues, net of interest expense	5,045	4,917	3	15,142	14,247	6
Total operating expenses	$2,457	$2,481	(1)%	$7,418	$7,508	(1)%
Net credit losses on loans	1,864	1,343	39	5,659	3,635	56
Credit reserve build (release) for loans	41	114	(64)	760	993	(23)
Provision for credit losses on unfunded lending commitments	—	(1)	100	—	—	—
Provisions for benefits and claims (PBC), and other assets	4	3	33	9	5	80
Provisions for credit losses and PBC	$1,909	$1,459	31%	$6,428	$4,633	39%
Income from continuing operations before taxes	$679	$977	(31)%	$1,296	$2,106	(38)%
Income taxes	157	221	(29)	306	487	(37)
Income from continuing operations	$522	$756	(31)%	$990	$1,619	(39)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$522	$756	(31)%	$990	$1,619	(39)%
Balance Sheet data (in billions of dollars)
EOP assets	$245	$231	6%
Average assets	244	230	6	$239	$230	4%
Efficiency ratio	49%	50%		49%	53%
Revenue by component
Branded Cards	$2,731	$2,539	8%	$7,908	$7,368	7%
Retail Services	1,715	1,728	(1)	5,361	4,981	8
Retail Banking	599	650	(8)	1,873	1,898	(1)
Total	$5,045	$4,917	3%	$15,142	$14,247	6%
Average loans and deposits(3) (in billions of dollars)
Average loans	$210	$196	7%	$207	$189	10%
ACLL as a percentage of EOP loans(4)	6.52%	6.36%
Average deposits	85	110	(23)	93	111	(16)
(1)    Primarily related to retail banking and credit card-related fees.
(2)    Primarily related to revenue incentives from card networks and partners.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Excludes loans that are carried at fair value for all periods.

3Q24 vs. 3Q23
Net income was $522 million, compared to $756 million in the prior-year period, driven by higher cost of credit, partially offset by higher revenues and lower expenses.
Revenues increased 3%, due to higher net interest income (up 2%), driven by loan growth in cards, as well as higher non-interest revenue (up 4%). The increase in non-interest revenue was largely driven by lower partner payments in Retail Services, due to higher net credit losses.
Cards revenues increased 4%. Branded Cards revenues increased 8%, driven by interest-earning balance growth (up 8%), as payment rates continued to moderate, and card spend volume growth. Branded Cards average loans increased 8%, also reflecting the lower card payment rates and higher card spend volume. Branded Cards card spend volume increased 3%, driven by higher FICO band customers.
Retail Services revenues decreased 1%, primarily driven by a slowing growth rate in interest-earnings balances and higher reversals of interest from net credit losses. The decrease in revenues was partially offset by higher non-interest revenue due to the lower partner payments, driven by the higher net credit losses (see “Provisions” below and Note 5). Retail Services average loans increased 2%, largely reflecting lower card payment rates, partially offset by lower card spend volume. Card spend volume decreased 7%, primarily due to continued lower in-store foot traffic.
Retail Banking revenues decreased 8%, primarily driven by the impact of the transfers of certain relationships and the associated deposit balances to Wealth. Average deposits decreased 23%, largely reflecting the transfers of certain relationships and the associated deposits to Wealth ($26 billion at the time of transfer over the last 12 months).
Expenses decreased 1%, driven by continued productivity savings, partially offset by higher volume-related expenses.
Provisions were $1.9 billion, compared to $1.5 billion in the prior-year period, driven by higher net credit losses, partially offset by a lower net ACL build for loans. Net credit losses of $1.9 billion increased 39%, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. Branded Cards net credit losses of $1.0 billion increased 41%, and Retail Services net credit losses of $0.8 billion increased 38%.
The net ACL build was $45 million, compared to $116 million in the prior-year period. The net ACL build in the current quarter primarily reflected loan growth. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.
3Q24 YTD vs. 3Q23 YTD
Year-to-date, USPB experienced similar trends to those described above. Net income was $1.0 billion, compared to $1.6 billion in the prior-year period, reflecting higher cost of credit, partially offset by higher revenues and lower expenses.
Revenues increased 6%, reflecting the same factors described above.
Cards revenues increased 7%. Branded Cards revenues increased 7%, reflecting the same factors described above.
Retail Services revenues increased 8%, driven by higher non-interest revenue due to lower partner payments, driven by higher net credit losses, as well as higher net interest income on higher interest-earning balances.
Retail Banking revenues decreased 1%, driven by the impact of the transfers of certain relationships and the associated deposit balances to Wealth, partially offset by higher deposit spreads, as well as mortgage and installment loan growth.
Expenses decreased 1%, driven by continued productivity savings and lower technology costs, partially offset by higher volume-related expenses.
Provisions were $6.4 billion, compared to $4.6 billion in the prior-year period, largely driven by higher net credit losses, partially offset by a lower ACL build for loans. Net credit losses of $5.7 billion increased 56%, driven by the same factors described above. Branded Cards net credit losses of $3 billion increased 63% and Retail Services net credit losses of $2.4 billion were up 50%.
The net ACL build was $0.8 billion, compared to $1.0 billion in the prior-year period. The net ACL build in the current period primarily reflected the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment.

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
At September 30, 2024, Wealth had $316 billion in deposits and $151 billion in loans, including $92 billion in mortgage loans, $28 billion in margin loans, $26 billion in personal, small business and other loans and $5 billion in outstanding credit card balances. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023	% Change
Net interest income	$1,233	$1,164	6%	$3,261	$3,371	(3)%
Fee revenue
Commissions and fees	349	300	16	1,042	908	15
Other(1)	241	215	12	704	593	19
Total fee revenue	$590	$515	15%	$1,746	$1,501	16%
All other(2)	179	152	18	502	485	4
Total non-interest revenue	$769	$667	15%	$2,248	$1,986	13%
Total revenues, net of interest expense	2,002	1,831	9	5,509	5,357	3
Total operating expenses	$1,601	$1,669	(4)%	$4,785	$4,862	(2)%
Net credit losses on loans	27	24	13	91	67	36
Credit reserve build (release) for loans	8	(19)	NM	(225)	(58)	NM
Provision (release) for credit losses on unfunded lending commitments	(1)	(8)	88	(9)	(13)	31
Provisions for benefits and claims (PBC), and other assets	(1)	1	NM	(3)	(3)	—
Provisions (releases) for credit losses and PBC	$33	$(2)	NM	$(146)	$(7)	NM
Income from continuing operations before taxes	$368	$164	NM	$870	$502	73%
Income taxes	85	32	NM	202	104	94
Income from continuing operations	$283	$132	NM	$668	$398	68%
Noncontrolling interests	—	—	—%	—	—	—
Net income	$283	$132	NM	$668	$398	68%
Balance Sheet data (in billions of dollars)
EOP assets	$230	$233	(1)%
Average assets	229	238	(4)	$232	$248	(6)%
Efficiency ratio	80%	91%		87%	91%
Revenue by component
Private Bank	$614	$617	—%	$1,796	$1,790	—%
Wealth at Work	244	234	4	620	651	(5)
Citigold	1,144	980	17	3,093	2,916	6
Total	$2,002	$1,831	9%	$5,509	$5,357	3%
Revenue by geography
North America	$1,000	$953	5%	$2,620	$2,757	(5)%
International	1,002	878	14	2,889	2,600	11
Total	$2,002	$1,831	9%	$5,509	$5,357	3%

International revenue by cluster
United Kingdom	$89	$74	20%	$245	$225	9%
Japan, Asia North and Australia (JANA)	365	304	20	1,016	881	15
LATAM	33	32	3	96	94	2
Asia South	351	298	18	1,024	892	15
Europe	67	76	(12)	223	245	(9)
Middle East and Africa (MEA)	97	94	3	285	263	8
Total	$1,002	$878	14%	$2,889	$2,600	11%
Key drivers(3) (in billions of dollars)
EOP client balances
Client investment assets(4)	$580	$469	24%
Deposits	316	302	5
Loans	151	151	—
Total	$1,047	$922	14%
ACLL as a percentage of EOP loans	0.36%	0.53%

(1)    Primarily related to fiduciary and administrative fees.
(2)    Primarily related to principal transactions revenue including FX translation.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Includes assets under management, and trust and custody assets.
NM Not meaningful

3Q24 vs. 3Q23
Net income was $283 million, compared to $132 million in the prior-year period, driven by higher revenues and lower expenses, partially offset by higher cost of credit.
Revenues increased 9%, driven by higher non-interest revenue (up 15%), reflecting higher investment fee revenues on momentum in client investment assets, as well as an increase in net interest income (up 6%), driven by higher deposit volumes and spreads.
Client balances increased 14%, primarily driven by higher client investment assets (up 24%), reflecting higher market valuations and strong net new assets generation.
Average deposits increased 4%, reflecting the transfers of relationships and the associated deposits from USPB ($26 billion at the time of transfer over the last 12 months), partially offset by a shift in deposits to higher-yielding investments on Citi’s platform. Average loans decreased 1%, as Wealth continued to optimize capital usage.
Private Bank revenues were largely unchanged, as the higher investment fee revenues and improved deposit spreads were offset by higher mortgage funding costs.
Wealth at Work revenues increased 4%, driven by improved deposit spreads and the higher investment fee revenues, partially offset by higher mortgage funding costs.
Citigold revenues increased 17%, driven by the higher investment fee revenues and higher deposit volumes.
Expenses decreased 4%, primarily driven by the benefits of prior repositioning and restructuring actions.
Provisions were a cost of $33 million, compared to a benefit of $2 million in the prior-year period, largely driven by a net ACL build for loans, compared to a release in the prior-year period. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

3Q24 YTD vs. 3Q23 YTD
Net income was $668 million, compared to $398 million in the prior-year period, reflecting higher revenues, lower expenses and lower cost of credit.
Revenues increased 3%, largely driven by an increase in non-interest revenue (up 13%), reflecting higher investment fee revenues, partially offset by lower net interest income (down 3%), mainly due to lower deposit spreads and higher mortgage funding costs.
Private Bank revenues were largely unchanged. Wealth at Work revenues decreased 5%, driven by higher mortgage funding costs and lower deposit spreads, partially offset by higher investment fee revenues. Citigold revenues increased 6%, driven by higher investment fee revenues and higher deposit volumes.
Expenses decreased 2%, mainly driven by benefits from prior repositioning and restructuring actions, partially offset by higher volume-related expenses and technology investments focused on risk and controls and platform enhancements.
Provisions were a benefit of $146 million, compared to a benefit of $7 million in the prior-year period, largely driven by a higher net ACL release. The higher net ACL release was primarily driven by a change in the ACL associated with the margin lending portfolio.

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

	Third Quarter
	2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$1,469	$—	$1,469	$1,799	$—	$1,799
Non-interest revenue	357	1	356	835	396	439
Total revenues, net of interest expense	$1,826	$1	$1,825	$2,634	$396	$2,238
Total operating expenses	$2,149	$67	$2,082	$2,306	$114	$2,192
Net credit losses on loans	207	(1)	208	218	(19)	237
Credit reserve build (release) for loans	55	—	55	(19)	2	(21)
Provision for credit losses on unfunded lending commitments	(7)	—	(7)	(9)	—	(9)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	33	—	33	(8)	—	(8)
Provisions (benefits) for credit losses and PBC	$288	$(1)	$289	$182	$(17)	$199
Income (loss) from continuing operations before taxes	$(611)	$(65)	$(546)	$146	$299	$(153)
Income taxes (benefits)	(72)	(20)	(52)	26	85	(59)
Income (loss) from continuing operations	$(539)	$(45)	$(494)	$120	$214	$(94)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	2	—	2
Noncontrolling interests	(12)	—	(12)	9	—	9
Net income (loss)	$(528)	$(45)	$(483)	$113	$214	$(101)
Asia Consumer revenues	$194	$1	$193	$685	$396	$289
	Nine Months
	2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)
Net interest income	$4,717	$—	$4,717	$6,128	$—	$6,128
Non-interest revenue	1,496	22	1,474	2,685	1,408	1,277
Total revenues, net of interest expense	$6,213	$22	$6,191	$8,813	$1,408	$7,405
Total operating expenses	$7,153	$262	$6,891	$7,027	$266	$6,761
Net credit losses on loans	678	7	671	595	(39)	634
Credit reserve build (release) for loans	(39)	—	(39)	36	2	34
Provision for credit losses on unfunded lending commitments	(15)	—	(15)	(37)	—	(37)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	101	—	101	213	—	213
Provisions (benefits) for credit losses and PBC	$725	$7	$718	$807	$(37)	$844
Income (loss) from continuing operations before taxes	$(1,665)	$(247)	$(1,418)	$979	$1,179	$(200)
Income taxes (benefits)	(105)	(76)	(29)	32	409	(377)
Income (loss) from continuing operations	$(1,560)	$(171)	$(1,389)	$947	$770	$177
Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	—	—	—
Noncontrolling interests	(29)	—	(29)	18	—	18
Net income (loss)	$(1,533)	$(171)	$(1,362)	$929	$770	$159
Asia Consumer revenues	$689	$22	$667	$2,675	$1,408	$1,267

(1)    The three months ended September 30, 2024 includes approximately $67 million in operating expenses (approximately $46 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The three months ended September 30, 2023 includes an approximate $403 million gain on sale recorded in revenue (approximately $284 million after various taxes) related to Citi’s sale of the Taiwan consumer banking business and approximately $114 million in operating expenses (approximately $78 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
(3)    The nine months ended September 30, 2024 includes approximately $262 million in operating expenses (approximately $181 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(4)    The nine months ended September 30, 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business and an approximate $403 million gain on sale recorded in revenue (approximately $284 million after various taxes) related to Citi’s sale of the Taiwan consumer banking business. In addition, the nine months ended September 30, 2023 includes approximately $266 million in operating expenses (approximately $188 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.

ALL OTHER—Managed Basis

At September 30, 2024, All Other (managed basis) had $195 billion in assets, primarily related to Mexico Consumer/SBMM and Asia Consumer reported within Legacy Franchises (managed basis), as well as Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes (i) Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM, (ii) Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia), as well as residual China portfolios being wound down, and (iii) Legacy Holdings Assets, primarily legacy consumer mortgage loans in North America, as well as the U.K. retail banking business, both of which Citi continues to wind down.
Mexico Consumer/SBMM operates in Mexico through Citibanamex and provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers. As previously disclosed, Citi intends to pursue an IPO of Mexico Consumer/SBMM operations in Mexico. Citi will retain its Services, Markets, Banking and Wealth businesses in Mexico. Citi currently expects that the separation of the businesses will be completed in the fourth quarter of 2024 and that Mexico Consumer/SBMM will be ready for an IPO by the end of 2025, subject to market conditions and regulatory approvals.
Legacy Franchises (managed basis) also included the following five Asia Consumer businesses prior to their sales: India and Vietnam, until their closings in March 2023; Taiwan, until its closing in August 2023; Indonesia until its closing in November 2023; and China until the completion of the sales of substantially all portfolios in July 2024.
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
At September 30, 2024, on a combined basis, Legacy Franchises (managed basis) had 1,320 retail branches, $17 billion in retail banking loans and $43 billion in deposits. In addition, Legacy Franchises (managed basis) had $8 billion in outstanding credit card balances, while Mexico SBMM had $6 billion in outstanding corporate loans.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2024	2023	% Change	2024	2023
Net interest income	$1,469	$1,799	(18)%	$4,717	$6,128	(23)%
Non-interest revenue	356	439	(19)	1,474	1,277	15
Total revenues, net of interest expense	$1,825	$2,238	(18)%	$6,191	$7,405	(16)%
Total operating expenses	$2,082	$2,192	(5)%	$6,891	$6,761	2%
Net credit losses on loans	208	237	(12)	671	634	6
Credit reserve build (release) for loans	55	(21)	NM	(39)	34	NM
Provision (release) for credit losses on unfunded lending commitments	(7)	(9)	22	(15)	(37)	59
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	33	(8)	NM	101	213	(53)
Provisions for credit losses and PBC	$289	$199	45%	$718	$844	(15)%
Income (loss) from continuing operations before taxes	$(546)	$(153)	NM	$(1,418)	$(200)	NM
Income taxes (benefits)	(52)	(59)	12%	(29)	(377)	92%
Income (loss) from continuing operations	$(494)	$(94)	NM	$(1,389)	$177	NM
Income (loss) from discontinued operations, net of taxes	(1)	2	NM	(2)	—	—%
Noncontrolling interests	(12)	9	NM	(29)	18	NM
Net income (loss)	$(483)	$(101)	NM	$(1,362)	$159	NM
Balance Sheet data (in billions of dollars)
EOP assets	$195	$197	(1)%
Average assets	194	203	(4)	$195	$208	(6)%
Revenue by reporting unit and component
Mexico Consumer/SBMM	$1,526	$1,527	—%	$4,737	$4,233	12%
Asia Consumer	193	289	(33)	667	1,267	(47)
Legacy Holdings Assets	20	25	(20)	(109)	99	NM
Corporate/Other	86	397	(78)	896	1,806	(50)
Total	$1,825	$2,238	(18)%	$6,191	$7,405	(16)%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$23.5	$24.0	(2)%
EOP deposits	34.6	38.3	(10)
Average loans	23.9	24.0	—	$24.7	$22.5	10%
NCLs as a percentage of average loans (Mexico Consumer only)	4.36%	4.12%		4.44%	3.90%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.37	1.32
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.47	1.33
Asia Consumer—key indicators(1) (in billions of dollars)
EOP loans	$5.5	$8.0	(31)%
EOP deposits	8.4	10.8	(22)
Average loans	5.6	8.6	(35)	$6.2	$10.1	(39)%
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.5	$2.8	(11)%

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
NM Not meaningful

3Q24 vs. 3Q23
Net loss was $483 million, compared to a net loss of $101 million in the prior-year period, driven by lower revenues and higher cost of credit, partially offset by lower expenses.
All Other (managed basis) revenues decreased 18%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 6%, mainly due to lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM (managed basis) revenues were largely unchanged, as higher revenues driven mainly by higher loan volumes and higher fee revenues were offset by the depreciation of the Mexican peso. Asia Consumer (managed basis) revenues decreased 33%, primarily driven by the closed exits and wind-downs.
Corporate/Other revenues decreased to $86 million, compared to $397 million in the prior-year period, largely driven by margin compression on mortgage securities in the investment portfolio that have extended.
Expenses decreased 5%, primarily driven by lower expenses from the closed exits and wind-downs, partially offset by a legal reserve.
Provisions were $289 million, compared to $199 million in the prior-year period, largely reflecting a net ACL build driven by Mexico Consumer, compared to an ACL release in the prior-year period. Net credit losses of $208 million decreased 12%, primarily driven by the impact from the wind-downs.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Russia” below, and “Risk Factors” in Citi’s 2023 Form 10-K.

3Q24 YTD vs. 3Q23 YTD
Net loss was $1.4 billion, compared to net income of $159 million in the prior-year period, driven by lower revenues, higher expenses and lower income tax benefits, partially offset by lower cost of credit.
All Other (managed basis) revenues decreased 16%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 5%, mainly due to lower revenues in Asia Consumer (managed basis) and Legacy Holdings Assets, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis).
Mexico Consumer/SBMM (managed basis) revenues increased 12%, primarily due to higher loan balances in retail banking, cards and SBMM and higher deposits in SBMM.
Asia Consumer (managed basis) revenues decreased 47%, primarily driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased to $(109) million, compared to $99 million in the prior-year period, primarily due to higher funding costs related to the transfer of the retail banking business in the U.K.
Corporate/Other revenues decreased to $896 million, compared to $1.8 billion in the prior-year period, largely driven by higher funding costs.
Expenses increased 2%, primarily driven by restructuring charges (see Note 9), the net incremental FDIC special assessment and an aggregate of $136 million of civil money penalties imposed by the FRB and OCC in the second quarter of 2024, partially offset by the closed exits and wind-downs.
Provisions were $718 million, compared to $844 million in the prior-year period, largely driven by a lower net ACL build, partially offset by a 6% increase in net credit losses, primarily due to higher lending volumes in Mexico Consumer.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2023 Form 10-K.
During the third quarter of 2024, Citi returned a total of $2.1 billion of capital to common shareholders in the form of dividends and share repurchases. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.56 per share for the third quarter of 2024, and on October 23, 2024, declared common dividends of $0.56 per share for the fourth quarter of 2024. Citi plans to maintain a quarterly common dividend of $0.56 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval. In addition, Citi repurchased approximately $1.0 billion of common shares during the third quarter of 2024. Citi will continue to determine the level of common share repurchases on a quarter-by-quarter basis given the uncertainty regarding future regulatory capital requirements. For additional information, see “Regulatory Capital Standards and Developments” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.7% as of September 30, 2024, compared to 13.6% as of June 30, 2024 and 13.4% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 12.3% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.2% as of September 30, 2024 and June 30, 2024, and 12.1% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio increased under the Standardized Approach from June 30, 2024, driven primarily by net income and unrealized gains on available-for-sale securities recognized in AOCI, partially offset by an increase in Standardized Approach RWA, the payment of common and preferred dividends and common share repurchases. The CET1 Capital ratio under the Advanced Approaches framework remained largely unchanged from June 30, 2024, as net income and unrealized gains on available-for-sale securities recognized in AOCI were offset by the payment of common and preferred dividends and common share repurchases, as well as an increase in Advanced Approaches RWA. Citi’s CET1 Capital ratio increased under both the Standardized Approach and Advanced Approaches from year-end 2023, primarily driven by year-to-date net income of $9.8 billion and unrealized gains on available-for-sale securities recognized in AOCI, partially offset by the payment of common and preferred dividends, common share repurchases and an increase in RWA.
Stress Capital Buffer
In August 2024, the FRB confirmed Citi’s Stress Capital Buffer (SCB) requirement of 4.1%, decreased from 4.3%, for the four-quarter window from October 1, 2024 to September 30, 2025.
Accordingly, effective October 1, 2024, Citi’s required regulatory CET1 Capital ratio decreased to 12.1% from 12.3% under the Standardized Approach, incorporating the 4.1% SCB through September 30, 2025 and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For additional information regarding regulatory capital buffers, including the SCB and GSIB surcharge, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2023 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of September 30, 2024, June 30, 2024 and December 31, 2023:

	Advanced Approaches			Standardized Approach(2)
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2024	June 30, 2024	December 31, 2023
CET1 Capital ratio(1)	10.5%	10.5%	10.5%	12.3%	12.3%	12.3%
Tier 1 Capital ratio(1)	12.0	12.0	12.0	13.8	13.8	13.8
Total Capital ratio(1)	14.0	14.0	14.0	15.8	15.8	15.8

(1)Citi’s required risk-based capital ratios included the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge under the Advanced Approaches, and the 4.3% SCB and 3.5% GSIB surcharge under the Standardized Approach (all of which must be composed of CET1 Capital). These requirements were applicable through September 30, 2024. See “Stress Capital Buffer” above for more information.
(2)Effective October 1, 2024, Citi’s required regulatory CET1 Capital ratio decreased from 12.3% to 12.1% under the Standardized Approach, incorporating the SCB of 4.1% and its current GSIB surcharge of 3.5%.

The following tables present Citi’s capital components and ratios as of September 30, 2024, June 30, 2024 and December 31, 2023:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2024	June 30, 2024	December 31, 2023
CET1 Capital(1)	$158,106	$154,357	$153,595	$158,106	$154,357	$153,595
Tier 1 Capital(1)	175,788	173,783	172,504	175,788	173,783	172,504
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	197,784	195,494	191,919	206,434	204,204	201,768
Total Risk-Weighted Assets	1,300,152	1,268,878	1,268,723	1,153,150	1,135,750	1,148,608
Credit Risk(1)	$918,595	$907,266	$910,226	$1,085,499	$1,080,960	$1,087,019
Market Risk	67,269	54,196	61,194	67,651	54,790	61,589
Operational Risk	314,288	307,416	297,303	—	—	—
CET1 Capital ratio(2)	12.16%	12.16%	12.11%	13.71%	13.59%	13.37%
Tier 1 Capital ratio(2)	13.52	13.70	13.60	15.24	15.30	15.02
Total Capital ratio(2)	15.21	15.41	15.13	17.90	17.98	17.57

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2024	June 30, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(1)(3)		$2,455,486	$2,419,126	$2,394,272
Total Leverage Exposure(1)(4)		3,005,709	2,949,534	2,964,954
Leverage ratio	4.0%	7.16%	7.18%	7.20%
Supplementary Leverage ratio	5.0	5.85	5.89	5.82

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2023 Form 10-K.
(2)Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented. As of September 30, 2024, the Total Capital ratio under the Basel III Advanced Approaches framework became the most binding ratio. In prior quarters, the Common Equity Tier 1 Capital ratio under the Basel III Standardized Approach was the most binding ratio.
(3)Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of September 30, 2024.

Components of Citigroup Capital

In millions of dollars	September 30, 2024	December 31, 2023
CET1 Capital
Citigroup common stockholders’ equity(1)	$192,796	$187,937
Add: Qualifying noncontrolling interests	168	153
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	757	1,514
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(773)	(1,406)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(906)	(410)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,397	18,778
Identifiable intangible assets other than MSRs, net of related DTLs	3,061	3,349
Less: Defined benefit pension plan net assets and other	1,447	1,317
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,318	12,075
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	3,071	2,306
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$158,106	$153,595
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$16,287	$17,516
Qualifying trust preferred securities(6)	1,420	1,413
Qualifying noncontrolling interests	32	29
Regulatory capital deductions:
Less: Other	57	49
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$17,682	$18,909
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$175,788	$172,504
Tier 2 Capital
Qualifying subordinated debt	$17,543	$16,137
Qualifying noncontrolling interests	41	37
Eligible allowance for credit losses(2)(7)	13,710	13,703
Regulatory capital deduction:
Less: Other	648	613
Total Tier 2 Capital (Standardized Approach)	$30,646	$29,264
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$206,434	$201,768
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,650)	$(9,849)
Total Tier 2 Capital (Advanced Approaches)	$21,996	$19,415
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$197,784	$191,919

(1)Issuance costs of $63 million and $84 million related to outstanding noncumulative perpetual preferred stock at September 30, 2024 and December 31, 2023, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $30.0 billion of net DTAs at September 30, 2024, $11.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.1 billion of DTAs arising from temporary differences that exceeded 10%/15% limitations, were excluded from Citi’s CET1 Capital as of September 30, 2024. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.

Footnotes continue on the following page.

(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2024 and December 31, 2023, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.1 billion and $3.9 billion at September 30, 2024 and December 31, 2023, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
CET1 Capital, beginning of period	$154,357	$153,595
Net income	3,238	9,826
Common and preferred dividends declared	(1,366)	(3,940)
Treasury stock	(998)	(602)
Common stock and additional paid-in capital	174	(7)
CTA net of hedges, net of tax	417	(2,270)
Unrealized gains (losses) on debt securities AFS, net of tax	1,334	1,396
Defined benefit plans liability adjustment, net of tax	49	305
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	(4)	40
Other Accumulated other comprehensive income (loss) (AOCI)	(26)	(5)
Goodwill, net of related DTLs	(82)	381
Identifiable intangible assets other than MSRs, net of related DTLs	77	288
Defined benefit pension plan net assets	(26)	(99)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	377	757
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	581	(765)
CECL transition provision	—	(757)
Other	4	(37)
Net change in CET1 Capital	$3,749	$4,511
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$158,106	$158,106
Additional Tier 1 Capital, beginning of period	$19,426	$18,909
Qualifying perpetual preferred stock	(1,740)	(1,229)
Qualifying trust preferred securities	2	7
Other	(6)	(5)
Net change in Additional Tier 1 Capital	$(1,744)	$(1,227)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$175,788	$175,788
Tier 2 Capital, beginning of period (Standardized Approach)	$30,421	$29,264
Qualifying subordinated debt	173	1,406
Eligible allowance for credit losses	51	7
Other	1	(31)
Net change in Tier 2 Capital (Standardized Approach)	$225	$1,382
Tier 2 Capital, end of period (Standardized Approach)	$30,646	$30,646
Total Capital, end of period (Standardized Approach)	$206,434	$206,434
Tier 2 Capital, beginning of period (Advanced Approaches)	$21,711	$19,415
Qualifying subordinated debt	173	1,406
Excess of eligible credit reserves over expected credit losses	111	1,206
Other	1	(31)
Net change in Tier 2 Capital (Advanced Approaches)	$285	$2,581
Tier 2 Capital, end of period (Advanced Approaches)	$21,996	$21,996
Total Capital, end of period (Advanced Approaches)	$197,784	$197,784

(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Risk-Weighted Assets, beginning of period	$1,135,750	$1,148,608
General credit risk exposures(1)	5,001	823
Derivatives(2)	641	(2,356)
Repo-style transactions(3)	(2,026)	5,821
Securitization exposures	(1,064)	611
Equity exposures(4)	(519)	(8,176)
Other exposures(5)	2,506	1,757
Net change in Credit Risk-Weighted Assets	$4,539	$(1,520)
Net change in Market Risk-Weighted Assets(6)	$12,861	$6,062
Total Risk-Weighted Assets, end of period	$1,153,150	$1,153,150

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended September 30, 2024, primarily due to an increase in lending exposures and bank deposits.
(2)Derivatives decreased during the nine months ended September 30, 2024, mainly driven by changes in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended September 30, 2024 and increased during the nine months ended September 30, 2024, both primarily driven by business activities.
(4)Equity exposures decreased during the nine months ended September 30, 2024, primarily driven by activities related to the Visa B exchange completed in the second quarter of 2024.
(5)Other exposures increased during the three and nine months ended September 30, 2024, mainly due to accounts receivable and other broad-based increases.
(6)Market risk increased during the three and nine months ended September 30, 2024, primarily due to model changes, model parameter updates and changes in exposures.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Risk-Weighted Assets, beginning of period	$1,268,878	$1,268,723
General credit risk exposures(1)	13,773	21,091
Derivatives	(81)	(1,407)
Repo-style transactions(2)	(3,928)	(6,730)
Securitization exposures	(880)	679
Equity exposures(3)	(372)	(8,504)
Other exposures(4)	2,817	3,240
Net change in Credit Risk-Weighted Assets	$11,329	$8,369
Net change in Market Risk-Weighted Assets(5)	$13,073	$6,075
Net change in Operational Risk-Weighted Assets(6)	$6,872	$16,985
Total Risk-Weighted Assets, end of period	$1,300,152	$1,300,152

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and nine months ended September 30, 2024, primarily due to an increase in lending exposures and bank deposits.
(2)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and nine months ended September 30, 2024, primarily driven by business activities.
(3)Equity exposures decreased during the nine months ended September 30, 2024, primarily driven by activities related to the Visa B exchange completed in the second quarter of 2024.
(4)Other exposures increased during the three and nine months ended September 30, 2024, mainly due to accounts receivable and other broad-based increases.
(5)Market risk increased during the three and nine months ended September 30, 2024, primarily due to model changes, model parameter updates and changes in exposures.
(6)Operational risk increased during the three months ended September 30, 2024, primarily driven by loss frequency increases, and increased during the nine months ended September 30, 2024, mainly due to both loss frequency and loss severity increases.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of September 30, 2024, June 30, 2024 and December 31, 2023:

In millions of dollars, except ratios	September 30, 2024	June 30, 2024	December 31, 2023
Tier 1 Capital	$175,788	$173,783	$172,504
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,515,063	$2,457,399	$2,432,146
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	150,462	151,155	164,148
Effective notional of sold credit derivatives, net(4)	34,420	32,488	33,817
Counterparty credit risk for repo-style transactions(5)	22,072	20,777	22,510
Other off-balance sheet exposures	321,043	325,988	350,207
Total of certain off-balance sheet exposures	$527,997	$530,408	$570,682
Less: Tier 1 Capital deductions	37,351	38,273	37,874
Total Leverage Exposure	$3,005,709	$2,949,534	$2,964,954
Supplementary Leverage ratio	5.85%	5.89%	5.82%

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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at September 30, 2024, compared to 5.9% at June 30, 2024 and 5.8% at December 31, 2023. The quarter-over-quarter decrease was primarily driven by an increase in Total Leverage Exposure, net redemption of qualifying perpetual preferred stock, the payment of common and preferred dividends and common share repurchases, partially offset by net income and unrealized gains on available-for-sale securities recognized in AOCI.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of September 30, 2024, June 30, 2024 and December 31, 2023:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2024	June 30, 2024	December 31, 2023
CET1 Capital(2)		$153,533	$149,176	$147,109	$153,533	$149,176	$147,109
Tier 1 Capital(2)		155,665	151,305	149,238	155,665	151,305	149,238
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		167,687	163,176	160,706	175,165	170,679	168,571
Total Risk-Weighted Assets		1,101,907	1,053,103	1,057,194	993,917	972,719	983,960
Credit Risk(2)		$803,333	$774,672	$769,940	$949,115	$939,488	$937,319
Market Risk		44,710	33,138	46,540	44,802	33,231	46,641
Operational Risk		253,864	245,293	240,714	—	—	—
CET1 Capital ratio(4)(5)	7.0%	13.93%	14.17%	13.92%	15.45%	15.34%	14.95%
Tier 1 Capital ratio(4)(5)	8.5	14.13	14.37	14.12	15.66	15.55	15.17
Total Capital ratio(4)(5)	10.5	15.22	15.49	15.20	17.62	17.55	17.13

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2024	June 30, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(2)(6)		$1,721,363	$1,683,770	$1,666,609
Total Leverage Exposure(2)(7)		2,185,316	2,149,808	2,166,334
Leverage ratio(5)	5.0%	9.04%	8.99%	8.95%
Supplementary Leverage ratio(5)	6.0	7.12	7.04	6.89

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

As presented in the table above, Citibank’s capital ratios at September 30, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of September 30, 2024.
Citibank’s Supplementary Leverage ratio was 7.1% at September 30, 2024, compared to 7.0% at June 30, 2024 and 6.9% at December 31, 2023. The quarter-over-quarter increase was primarily driven by net income and unrealized gains on available-for-sale securities recognized in AOCI, partially offset by an increase in Total Leverage Exposure and the payment of common and preferred dividends. The ratio increased from the fourth quarter of 2023, primarily driven by year-to-date net income of $10.6 billion, partially offset by the payment of common and preferred dividends and an increase in Total Leverage Exposure.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the hypothetical sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach RWA and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2024. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, RWA, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Total Capital	Impact of $1 billion change in RWA
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.0	0.8	1.2
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.4
Standardized Approach	1.0	1.6	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2024, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $17 billion, which exceeded the minimum requirement by $12 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at September 30, 2024, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2024.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	September 30, 2024
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$336	$148
% of Advanced Approaches risk- weighted assets	25.8%	11.4%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$43	$24
% of Total Leverage Exposure	11.2%	4.9%
Regulatory requirement	9.5	4.5
Surplus amount	$50	$13

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of September 30, 2024, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $13 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2023 Form 10-K.

Capital Resources (Full Adoption of CECL)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of September 30, 2024(1):

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.3%	12.09%	13.63%	7.0%	13.87%	15.38%
Tier 1 Capital ratio	12.0	13.8	13.45	15.17	8.5	14.06	15.59
Total Capital ratio	14.0	15.8	15.15	17.83	10.5	15.16	17.56

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.12%	5.0%	9.00%
Supplementary Leverage ratio	5.0	5.81	6.0	7.09

(1)The capital effects resulting from adoption of the CECL methodology will be fully reflected in Citi’s regulatory capital as of January 1, 2025. See footnote 2 to the “Components of Citigroup Capital” table above.
(2)Citibank’s required capital ratios were the same under the Standardized Approach and the Advanced Approaches framework.

Regulatory Capital Standards and Developments

Basel III Revisions
On July 27, 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame (capital proposal), that would amend U.S. regulatory capital requirements. Citi continues to monitor developments related to this rulemaking.
The capital proposal would maintain the current capital rule’s dual-requirement structure for RWA, but would eliminate the use of internal models to calculate credit risk and operational risk components of RWA. The capital proposal would also replace the current market risk framework with a new standardized methodology and a new models-based methodology for calculating RWA for market risk. Large banking organizations, such as Citi, would be required to calculate their risk-based capital ratios under both the new expanded risk-based approach and the Standardized Approach and use the lower of the two for each risk-based capital ratio for determining the binding constraints.
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

In millions of dollars or shares, except per share amounts	September 30, 2024	December 31, 2023
Total Citigroup stockholders’ equity	$209,083	$205,453
Less: Preferred stock	16,350	17,600
Common stockholders’ equity	$192,733	$187,853
Less:
Goodwill	19,691	20,098
Identifiable intangible assets (other than MSRs)	3,438	3,730
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	16	—
Tangible common equity (TCE)	$169,588	$164,025
Common shares outstanding (CSO)	1,891.3	1,903.1
Book value per share (common stockholders’ equity/CSO)	$101.91	$98.71
Tangible book value per share (TCE/CSO)	89.67	86.19

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Net income available to common shareholders	$2,961	$3,213	$9,028	$10,169
Average common stockholders’ equity	$191,444	$189,158	$189,552	$187,160
Less:
Average goodwill	19,669	19,830	19,491	19,731
Average intangible assets (other than MSRs)	3,478	3,853	3,580	3,865
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	8	148	4	376
Average TCE	$168,289	$165,327	$166,477	$163,188
Return on average common stockholders’ equity	6.2%	6.7%	6.4%	7.3%
RoTCE	7.0	7.7	7.2	8.3

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the FRB, on Citi’s Investor Relations website.
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures on Citi’s Investor Relations website are not incorporated by reference into, and do not form any part of, this Form 10-Q.

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

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2023 Form 10-K. In addition, see Notes 14 and 15.

Loans
The table below details the average loans, by segment and/or business, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	3Q24	2Q24	3Q23
Services	$87	$82	$83
Markets	119	119	108
Banking	88	89	89
USPB
Branded Cards	$111	$109	$103
Retail Services	51	51	50
Retail Banking	48	46	43
Total USPB	$210	$206	$196
Wealth	$150	$150	$151
All Other	$33	$34	$35
Total Citigroup loans (AVG)	$687	$680	$662
Total Citigroup loans (EOP)	$689	$688	$666

End-of-period loans increased 3% year-over-year, largely reflecting growth in Branded Cards and Retail Banking in USPB and Markets, and were relatively unchanged sequentially.
On an average basis, loans increased 4% year-over-year and 1% sequentially. The year-over-year increase was largely due to growth in USPB, Markets and Services.

As of the third quarter of 2024, average loans for:

•USPB increased 7% year-over-year, driven by growth in Branded Cards, Retail Banking and Retail Services.
•Wealth remained largely unchanged.
•Services increased 5% year-over-year, primarily driven by strong demand in TTS for export and agency finance, as well as working capital loans.
•Markets increased 10% year-over-year, largely driven by asset-backed lending in spread products, as well as margin loans in Equities.
•Banking decreased 1% year-over-year, primarily driven by regulatory capital optimization efforts.

CORPORATE CREDIT
The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	September 30, 2024				June 30, 2024				December 31, 2023
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$137	$118	$37	$292	$136	$118	$39	$293	$132	$122	$39	$293
Unfunded lending commitments (off-balance sheet)(2)	132	285	25	442	134	270	23	427	134	268	18	420
Total exposure	$269	$403	$62	$734	$270	$388	$62	$720	$266	$390	$57	$713

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentage of this portfolio across North America and the clusters within International, based on Citi’s internal management geography:

	September 30, 2024	June 30, 2024	December 31, 2023
North America	57%	57%	56%
International	43	43	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
United Kingdom	11%	12%	11%
Japan, Asia North and Australia (JANA)	7	7	7
LATAM	6	6	8
Asia South	5	5	5
Europe	11	11	11
Middle East and Africa (MEA)	3	3	3

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
and above are considered investment grade, while those below are considered non-investment grade.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2024	June 30, 2024	December 31, 2023
AAA/AA/A	49%	49%	50%
BBB	33	33	33
BB/B	17	17	16
CCC or below	1	1	1
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2024. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2024	June 30, 2024	December 31, 2023
Transportation and industrials	20%	20%	21%
Technology, media and telecom	12	12	12
Consumer retail	12	11	11
Banks and finance companies(1)	11	12	12
Real estate	10	10	10
Commercial	7	7	8
Residential	3	3	2
Power, chemicals, metals and mining	8	9	8
Energy and commodities	6	7	7
Health	5	5	5
Insurance	5	4	4
Public sector	4	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	3	3	3
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of September 30, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$149,872	$59,492	$90,380	$113,318	$31,209	$5,087	$258	$69	$8	$(7,984)
Autos(4)	50,183	22,959	27,224	43,049	6,276	835	23	6	4	(2,439)
Transportation	28,225	11,052	17,173	19,778	7,472	865	110	2	(6)	(1,248)
Industrials	71,464	25,481	45,983	50,491	17,461	3,387	125	61	10	(4,297)
Technology, media and telecom	88,579	29,703	58,876	69,235	16,075	3,068	201	66	51	(6,612)
Consumer retail	87,441	34,346	53,095	66,590	16,655	4,074	122	76	13	(5,624)
Banks and finance companies	82,546	52,165	30,381	74,004	7,708	775	59	7	8	(738)
Real estate	72,374	51,508	20,866	61,123	7,003	3,778	470	44	170	(785)
Commercial	54,149	35,488	18,661	43,088	6,813	3,778	470	44	153	(785)
Residential	18,225	16,020	2,205	18,035	190	—	—	—	17	—
Power, chemicals, metals and mining	61,351	19,386	41,965	46,182	11,652	3,348	169	26	76	(5,603)
Power	25,648	5,396	20,252	21,736	3,494	300	118	—	48	(2,580)
Chemicals	21,712	7,965	13,747	14,815	5,048	1,809	40	25	26	(2,160)
Metals and mining	13,991	6,025	7,966	9,631	3,110	1,239	11	1	2	(863)
Energy and commodities(5)	41,819	12,187	29,632	35,885	5,231	603	100	6	(5)	(3,317)
Health	39,870	8,634	31,236	29,816	8,829	1,204	21	18	12	(3,591)
Insurance	35,218	2,402	32,816	33,458	1,735	25	—	1	—	(4,593)
Public sector	25,427	12,921	12,506	22,566	2,522	329	10	24	5	(728)
Financial markets infrastructure	22,499	167	22,332	22,499	—	—	—	—	—	(32)
Asset managers and funds	20,506	5,768	14,738	18,457	1,903	125	21	1	(4)	(120)
Securities firms	2,312	662	1,650	1,618	566	128	—	—	—	(19)
Other industries(6)	4,111	2,629	1,482	2,890	1,095	82	44	31	12	(3)
Total	$733,926	$291,970	$441,955	$597,641	$112,183	$22,626	$1,475	$369	$346	$(39,749)

(1)    Funded excludes loans carried at fair value of $7.8 billion at September 30, 2024.
(2)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.7 billion of purchased credit protection, $36.4 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.4 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $26.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.8 billion ($9.5 billion of which was funded exposure with 100% rated investment grade) as of September 30, 2024.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2024, Citi’s total exposure to these energy-related entities was approximately $4.8 billion, of which approximately $2.3 billion consisted of direct outstanding funded loans.
(6)    Includes $0.9 billion and $0.1 billion of funded and unfunded exposure at September 30, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.

Exposure to Commercial Real Estate
As of September 30, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $64 billion (largely unchanged from June 30, 2024), including $6 billion of exposure related to office buildings. This total CRE exposure consisted of approximately $54 billion related to corporate clients, included in the real estate category in the table above, and approximately $10 billion related to Wealth clients that is not in the table above as they are not considered corporate exposures.
In addition, as of September 30, 2024, approximately 79% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S.
As of September 30, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.62%, and there were $391 million of non-accrual CRE loans.

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
At September 30, 2024, June 30, 2024 and December 31, 2023, Banking had economic hedges on the corporate credit portfolio of $39.7 billion, $39.7 billion and $35.9 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2024	June 30, 2024	December 31, 2023
AAA/AA/A	44%	44%	45%
BBB	47	47	44
BB/B	8	8	10
CCC or below	1	1	1
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	3Q23	4Q23	1Q24	2Q24	3Q24
USPB
Branded Cards	$105.2	$111.1	$108.0	$111.8	$112.1
Retail Services	50.5	53.6	50.8	51.7	51.6
Retail Banking	43.1	44.4	45.6	46.2	49.4
Mortgages(2)	38.8	39.9	41.0	41.4	44.4
Personal, small business and other	4.3	4.5	4.6	4.8	5.0
Total	$198.8	$209.1	$204.4	$209.7	$213.1
Wealth(3)(4)
Mortgages(2)	$88.8	$89.9	$90.2	$92.0	$91.5
Margin lending(5)	28.7	29.4	27.3	27.6	28.1
Personal, small business and other(6)	28.4	27.1	26.7	25.9	26.4
Cards	4.6	5.0	4.7	4.9	5.0
Total	$150.5	$151.4	$148.9	$150.4	$151.0
All Other—Legacy Franchises
Mexico Consumer (excludes Mexico SBMM)	$17.8	$18.7	$19.6	$18.2	$17.4
Asia Consumer(7)	8.0	7.4	6.5	5.6	5.5
Legacy Holdings Assets(8)	2.6	2.6	2.4	2.2	2.2
Total	$28.4	$28.7	$28.5	$26.0	$25.1
Total consumer loans	$377.7	$389.2	$381.8	$386.1	$389.2

(1)End-of-period loans include interest and fees on credit cards.
(2)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(3)Consists of $99.8 billion, $100.9 billion, $100.0 billion, $101.6 billion and $101.1 billion of loans in North America as of September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(4)Consists of $51.2 billion, $49.5 billion, $48.9 billion, $49.8 billion and $49.4 billion of loans outside North America as of September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively.
(5)At September 30, 2024, includes approximately $23 billion of classifiably managed loans fully collateralized by eligible financial assets and securities that have experienced very low historical net credit losses. Approximately 67% of the classifiably managed portion of these loans is investment grade.
(6)At September 30, 2024, includes approximately $21 billion of classifiably managed loans. Approximately 81% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses. As discussed below, approximately 77% of the classifiably managed portion of these loans is investment grade.
(7)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the four remaining Asia Consumer loan portfolios: Korea, Poland, China (until the completion of the sales of substantially all portfolios in July 2024) and Russia.
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
As of September 30, 2024, approximately 77% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, which generally drives the overall credit performance of USPB, as U.S. cards net credit losses represented approximately 96% of total USPB net credit losses for the third quarter of 2024. As of September 30, 2024, Branded Cards represented 68% of total U.S. cards EOP loans and Retail Services represented 32% of U.S. cards EOP loans.
As presented in the chart above, the third quarter of 2024 net credit loss rate in USPB decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.

Branded Cards

USPB’s Branded Cards portfolio includes proprietary and co-branded cards.
As presented in the chart above, the third quarter of 2024 net credit loss rate in Branded Cards decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.

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
As presented in the chart above, the third quarter of 2024 net credit loss rate in Retail Services decreased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
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
As presented in the chart above, the third quarter of 2024 net credit loss rate in Retail Banking was unchanged quarter-over-quarter, and increased year-over-year, primarily driven by the growth and seasoning of personal loans. The 90+ days past due delinquency rate was largely unchanged quarter-over-quarter, and decreased year-over-year, primarily driven by lower delinquencies in U.S. mortgages.

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
As of September 30, 2024, approximately $44 billion, or 29%, of the portfolios were classifiably managed and primarily consisted of mortgage loans, margin loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 72% were rated investment grade. While the 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, the net credit loss rates shown were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the third quarter of 2024 net credit loss rate and 90+ days past due delinquency rate in Wealth were broadly stable quarter-over-quarter and year-over-year. The low net credit loss and 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers. As presented in the chart above, the third quarter of 2024 net credit loss rate in Mexico Consumer increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily driven by the ongoing normalization of loss rates from post-pandemic lows.
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, primarily driven by the ongoing normalization from post-pandemic lows.

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

Branded Cards

FICO distribution(1)	September 30, 2024	June 30, 2024	September 30, 2023
≥ 740	55%	57%	57%
660–739	34	33	33
< 660	11	10	10
Total	100%	100%	100%

Retail Services

FICO distribution(1)	September 30, 2024	June 30, 2024	September 30, 2023
≥ 740	34%	35%	35%
660–739	42	42	42
< 660	24	23	23
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of both cards portfolios declined from the prior quarter and prior year, primarily reflecting the continued maturation of cards loan vintages originated in recent years, impacted by unprecedented levels of government stimulus during the pandemic, as well as macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios. The FICO distribution continued to reflect strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2024	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	June 30, 2024	September 30, 2023
USPB(3)(4)
Total	$213.1	$2,679	$2,609	$2,207	$2,596	$2,372	$2,327
Ratio		1.26%	1.25%	1.11%	1.22%	1.13%	1.17%
Cards(4)
Total	163.7	2,510	2,445	2,045	2,356	2,119	2,093
Ratio		1.53%	1.50%	1.31%	1.44%	1.30%	1.34%
Branded Cards	112.1	1,247	1,223	972	1,174	1,055	1,019
Ratio		1.11%	1.09%	0.92%	1.05%	0.94%	0.97%
Retail Services	51.6	1,263	1,222	1,073	1,182	1,064	1,074
Ratio		2.45%	2.36%	2.12%	2.29%	2.06%	2.13%
Retail Banking(3)	49.4	169	164	162	240	253	234
Ratio		0.35%	0.36%	0.38%	0.49%	0.55%	0.55%
Wealth delinquency-managed loans(5)	$106.8	$223	$228	$192	$269	$262	$258
Ratio		0.21%	0.21%	0.18%	0.25%	0.25%	0.25%
Wealth classifiably managed loans(6)	$44.2	N/A	N/A	N/A	N/A	N/A	N/A
All Other
Total	$25.1	$353	$361	$393	$348	$337	$366
Ratio		1.42%	1.40%	1.39%	1.40%	1.31%	1.30%
Mexico Consumer	17.4	238	241	235	255	242	236
Ratio		1.37%	1.32%	1.32%	1.47%	1.33%	1.33%
Asia Consumer(7)(8)	5.5	25	26	49	34	33	58
Ratio		0.45%	0.46%	0.61%	0.62%	0.59%	0.73%
Legacy Holdings Assets (consumer)(9)	2.2	90	94	109	59	62	72
Ratio		4.50%	4.70%	4.54%	2.95%	3.10%	3.00%
Total Citigroup consumer	$389.2	$3,255	$3,198	$2,792	$3,213	$2,971	$2,951
Ratio		0.95%	0.94%	0.85%	0.93%	0.87%	0.89%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $60 million ($0.5 billion), $63 million ($0.5 billion) and $61 million ($0.5 billion) at September 30, 2024, June 30, 2024 and September 30, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $69 million, $75 million and $70 million at September 30, 2024, June 30, 2024 and September 30, 2023, respectively. The EOP loans in the table include the guaranteed loans.
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
(6)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of September 30, 2024, June 30, 2024 and September 30, 2023, 72%, 75% and 95% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
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
(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and

(EOP loans) were $68 million ($0.2 billion), $65 million ($0.2 billion) and $67 million ($0.2 billion) at September 30, 2024, June 30, 2024 and September 30, 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $35 million, $42 million and $36 million at September 30, 2024, June 30, 2024 and September 30, 2023, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q24	3Q24	2Q24	3Q23
USPB
Total	$210.3	$1,864	$1,931	$1,343
Ratio		3.53%	3.76%	2.72%
Cards
Total	162.3	1,784	1,855	1,280
Ratio		4.37%	4.65%	3.31%
Branded Cards	111.1	994	1,037	707
Ratio		3.56%	3.82%	2.72%
Retail Services	51.2	790	818	573
Ratio		6.14%	6.45%	4.53%
Retail Banking	48.0	80	76	63
Ratio		0.66%	0.66%	0.59%
Wealth	$150.3	$27	$35	$24
Ratio		0.07%	0.09%	0.06%
All Other—Legacy Franchises (managed basis)(3)
Total	$25.6	$208	$212	$231
Ratio		3.23%	3.11%	3.14%
Mexico Consumer	17.8	195	203	186
Ratio		4.36%	4.30%	4.12%
Asia Consumer (managed basis)(3)(4)	5.6	18	15	50
Ratio		1.28%	0.99%	2.31%
Legacy Holdings Assets (consumer)	2.2	(5)	(6)	(5)
Ratio		(0.90)%	(1.05)%	(0.73)%
Reconciling Items(3)		$(1)	$(3)	$(19)
Total Citigroup	$386.2	$2,098	$2,175	$1,579
Ratio		2.16%	2.28%	1.67%

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
(4)Asia Consumer also includes NCLs and average loans in Poland and Russia for all periods presented.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2024	2024	2024	2023	2023
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$114,126	$112,710	$110,592	$108,711	$106,369
Home equity loans(2)	3,242	3,338	3,439	3,592	3,796
Credit cards	163,699	163,467	158,806	164,720	155,698
Personal, small business and other	33,308	33,318	33,966	36,135	36,590
Total	$314,375	$312,833	$306,803	$313,158	$302,453
In offices outside North America(1)
Residential mortgages(2)	$25,702	$25,489	$25,926	$26,426	$26,389
Credit cards	12,930	13,197	13,942	14,233	13,573
Personal, small business and other	35,474	34,636	35,162	35,380	35,299
Total	$74,106	$73,322	$75,030	$76,039	$75,261
Consumer loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(3)	$388,481	$386,155	$381,833	$389,197	$377,714
Unallocated portfolio layer cumulative basis adjustments	$670	$(38)	$(74)	$—	$—
Consumer loans, net of unearned income(3)	$389,151	$386,117	$381,759	$389,197	$377,714
Corporate loans
In North America offices(1)
Commercial and industrial	$58,403	$60,959	$58,023	$61,008	$58,130
Financial institutions	38,796	40,037	38,040	39,393	36,783
Mortgage and real estate(2)	18,353	17,917	17,839	17,813	17,445
Installment and other	23,147	22,929	21,259	23,335	23,207
Lease financing	233	231	229	227	225
Total	$138,932	$142,073	$135,390	$141,776	$135,790
In offices outside North America(1)
Commercial and industrial	$98,024	$96,883	$93,750	$93,402	$95,528
Financial institutions	25,879	27,282	26,647	26,143	23,759
Mortgage and real estate(2)	7,900	7,347	7,375	7,197	6,481
Installment and other	25,693	24,342	26,210	27,907	24,407
Lease financing	41	37	45	48	46
Governments and official institutions	3,237	3,664	3,405	3,599	2,794
Total	$160,774	$159,555	$157,432	$158,296	$153,015
Corporate loans, net of unearned income, excluding portfolio layer cumulative basis adjustments(4)	$299,706	$301,628	$292,822	$300,072	$288,805
Unallocated portfolio layer cumulative basis adjustments	$65	$(23)	$(3)	$93	$(171)
Corporate loans, net of unearned income(4)	$299,771	$301,605	$292,819	$300,165	$288,634
Total loans—net of unearned income	$688,922	$687,722	$674,578	$689,362	$666,348
Allowance for credit losses on loans (ACLL)	(18,356)	(18,216)	(18,296)	(18,145)	(17,629)
Total loans—net of unearned income and ACLL	$670,566	$669,506	$656,282	$671,217	$648,719
ACLL as a percentage of total loans— net of unearned income(5)	2.70%	2.68%	2.75%	2.66%	2.68%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	4.05%	4.08%	4.07%	3.97%	3.95%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.89%	0.85%	0.98%	0.93%	0.97%

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
(3)Consumer loans are net of unearned income of $883 million, $852 million, $828 million, $802 million and $789 million at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of ($912) million, ($917) million, ($968) million, ($917) million and ($806) million at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2024	2024	2024	2023	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,216	$18,296	$18,145	$17,629	$17,496
Provision for credit losses on loans (PCLL)
Consumer	$2,205	$2,525	$2,201	$2,371	$1,656
Corporate	177	(166)	221	101	160
Total	$2,382	$2,359	$2,422	$2,472	$1,816
Gross credit losses on loans
Consumer
In U.S. offices	$2,210	$2,282	$2,190	$1,886	$1,611
In offices outside the U.S.	286	304	322	351	317
Corporate
In U.S. offices	81	115	83	106	16
In offices outside the U.S.	32	14	95	25	56
Total	$2,609	$2,715	$2,690	$2,368	$2,000
Gross recoveries on loans
Consumer
In U.S. offices	$353	$354	$328	$287	$274
In offices outside the U.S.	45	57	45	51	75
Corporate
In U.S. offices	22	10	9	12	9
In offices outside the U.S.	17	11	5	24	5
Total	$437	$432	$387	$374	$363
Net credit losses on loans (NCLs)
In U.S. offices	$1,916	$2,033	$1,936	$1,693	$1,344
In offices outside the U.S.	256	250	367	301	293
Total	$2,172	$2,283	$2,303	$1,994	$1,637
Other—net(1)(2)(3)(4)(5)(6)	$(70)	$(156)	$32	$38	$(46)
Allowance for credit losses on loans (ACLL) at end of period	$18,356	$18,216	$18,296	$18,145	$17,629
ACLL as a percentage of EOP loans(7)	2.70%	2.68%	2.75%	2.66%	2.68%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,725	$1,619	$1,629	$1,728	$1,806
Total ACLL and ACLUC	$20,081	$19,835	$19,925	$19,873	$19,435
Net consumer credit losses on loans	$2,098	$2,175	$2,139	$1,899	$1,579
As a percentage of average consumer loans	2.16%	2.28%	2.25%	1.98%	1.67%
Net corporate credit losses on loans	$74	$108	$164	$95	$58
As a percentage of average corporate loans	0.10%	0.15%	0.22%	0.13%	0.08%
ACLL by type at end of period(9)
Consumer	$15,765	$15,732	$15,524	$15,431	$14,912
Corporate	2,591	2,484	2,772	2,714	2,717
Total	$18,356	$18,216	$18,296	$18,145	$17,629
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The third quarter of 2024 includes approximately $23 million related to an acquired portfolio and a decrease of approximately $93 million related to FX translation.
(3)The second quarter of 2024 includes a decrease of approximately $156 million related to FX translation.
(4)The first quarter of 2024 includes an increase of approximately $32 million related to FX translation.

(5)The fourth quarter of 2023 includes an increase of approximately $38 million related to FX translation.
(6)The third quarter of 2023 includes a decrease of approximately $46 million related to FX translation.
(7)September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023 exclude $8.1 billion, $8.5 billion, $8.9 billion, $7.6 billion and $7.4 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$163.7	8.1%
North America mortgages(3)	0.1	117.8	0.1
North America other(3)	0.7	33.3	2.1
International cards	0.9	12.9	7.0
International other(3)	0.8	61.1	1.3
Total(1)	$15.8	$388.8	4.1%
Corporate(4)
Commercial and industrial	$1.6	$154.1	1.0%
Financial institutions	0.3	64.4	0.5
Mortgage and real estate(4)	0.6	26.3	2.3
Installment and other	0.1	47.2	0.2
Total(1)	$2.6	$292.0	0.9%
Loans at fair value(1)	N/A	$8.1	N/A
Total Citigroup	$18.4	$688.9	2.7%

	December 31, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$12.6	$164.7	7.7%
North America mortgages(3)	0.2	112.0	0.2
North America other(3)	0.7	36.2	1.9
International cards	0.9	14.2	6.3
International other(3)	1.0	61.8	1.6
Total(1)	$15.4	$388.9	4.0%
Corporate(4)
Commercial and industrial	$1.7	$151.5	1.1%
Financial institutions	0.3	65.1	0.5
Mortgage and real estate(4)	0.6	24.9	2.4
Installment and other	0.1	51.3	0.2
Total(1)	$2.7	$292.9	0.9%
Loans at fair value(1)	N/A	$7.6	N/A
Total Citigroup	$18.1	$689.4	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of September 30, 2024, the $13.3 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on 3Q24 NCLs). As of September 30, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.5% and Retail Services ACLL as a percentage of EOP loans was 11.7%. As of December 31, 2023, the $12.6 billion of ACLL represented approximately 25 months of coincident net credit loss coverage (based on 4Q23 NCLs). As of December 31, 2023, Branded Cards ACLL as a percentage of EOP loans was 6.0% and Retail Services ACLL as a percentage of EOP loans was 11.1%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	September 30, 2024
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$59,492	$490	0.8%
Banks and finance companies	52,165	148	0.3
Real estate(2)	51,500	707	1.4
Commercial	35,488	639	1.8
Residential	16,012	68	0.4
Consumer retail	34,346	316	0.9
Technology, media and telecom	29,703	260	0.9
Power, chemicals, metals and mining	19,386	256	1.3
Public sector	12,921	93	0.7
Energy and commodities	12,187	137	1.1
Health	8,634	75	0.9
Asset managers and funds	5,768	26	0.5
Insurance	2,402	9	0.4
Securities firms	662	7	1.1
Financial markets infrastructure	167	—	—
Other industries(3)	2,637	67	2.5
Total(4)	$291,970	$2,591	0.9%

(1)    Funded exposure excludes loans carried at fair value of $7.8 billion that are not subject to ACLL under the CECL standard.
(2)    As of September 30, 2024, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.62%.
(3)    Includes $0.9 billion of funded exposure at September 30, 2024, primarily related to commercial credit card delinquency-managed loans.
(4)    As of September 30, 2024, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.4% of funded non-investment-grade exposure.

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

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2024	2024	2024	2023	2023
Corporate non-accrual loans by region(1)(2)(3)
North America(4)	$459	$456	$874	$978	$934
International	485	542	615	904	1,041
Total	$944	$998	$1,489	$1,882	$1,975
International NAL by cluster
United Kingdom	$62	$109	$123	$268	$282
Japan, Asia North and Australia (JANA)	24	52	37	70	87
LATAM	260	276	328	367	407
Asia South	49	30	35	35	40
Europe	64	45	75	139	170
Middle East and Africa (MEA)	26	30	17	25	55
Corporate non-accrual loans(1)(2)(3)
Banking	$348	$462	$606	$799	$953
Services	96	30	27	103	94
Markets(4)	390	362	686	791	735
Mexico SBMM	110	144	170	189	193
Total	$944	$998	$1,489	$1,882	$1,975
Consumer non-accrual loans(1)
USPB	$292	$285	$290	$291	$280
Wealth	284	303	276	288	287
Mexico Consumer	415	425	465	479	463
Asia Consumer(5)	21	22	23	22	25
Legacy Holdings Assets (consumer)	210	217	227	235	247
Total	$1,222	$1,252	$1,281	$1,315	$1,302
Total non-accrual loans	$2,166	$2,250	$2,770	$3,197	$3,277

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
(2)Approximately 64%, 68%, 61%, 50% and 62% of Citi’s corporate non-accrual loans remain current on interest and principal payments at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively.
(3)The September 30, 2024 total corporate non-accrual loans represented 0.31% of total corporate loans.
(4)The increase at September 30, 2023 was primarily related to two commercial real estate loans. The decrease at June 30, 2024 was primarily related to commercial real estate loans.
(5)    Asia Consumer includes balances in Poland and Russia for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$998	$1,252	$2,250	$1,261	$1,321	$2,582
Additions	318	482	800	1,013	453	1,466
Sales and transfers to HFS	(45)	(4)	(49)	(52)	(2)	(54)
Returned to performing	(15)	(57)	(72)	(17)	(71)	(88)
Paydowns/settlements	(208)	(153)	(361)	(181)	(126)	(307)
Charge-offs	(103)	(227)	(330)	(45)	(227)	(272)
Other	(1)	(71)	(72)	(4)	(46)	(50)
Ending balance	$944	$1,222	$2,166	$1,975	$1,302	$3,277
	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,882	$1,315	$3,197	$1,122	$1,317	$2,439
Additions	768	1,377	2,145	1,702	1,234	2,936
Sales and transfers to HFS	(362)	(10)	(372)	(77)	(16)	(93)
Returned to performing	(261)	(164)	(425)	(106)	(247)	(353)
Paydowns/settlements	(769)	(409)	(1,178)	(500)	(361)	(861)
Charge-offs	(310)	(691)	(1,001)	(152)	(615)	(767)
Other	(4)	(196)	(200)	(14)	(10)	(24)
Ending balance	$944	$1,222	$2,166	$1,975	$1,302	$3,277
The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2024	2024	2024	2023	2023
OREO
North America	$13	$17	$15	$17	$23
International(1)	12	10	11	19	14
Total OREO	$25	$27	$26	$36	$37
Non-accrual assets
Corporate non-accrual loans	$944	$998	$1,489	$1,882	$1,975
Consumer non-accrual loans	1,222	1,252	1,281	1,315	1,302
Non-accrual loans (NAL)	$2,166	$2,250	$2,770	$3,197	$3,277
OREO	25	27	26	36	37
Non-accrual assets (NAA)	$2,191	$2,277	$2,796	$3,233	$3,314
NAL as a percentage of total loans	0.31%	0.33%	0.41%	0.46%	0.49%
NAA as a percentage of total assets	0.09	0.09	0.11	0.13	0.14
ACLL as a percentage of NAL(2)	847	810	661	568	538
(1)The International OREO details by cluster are not provided due to the immateriality of such amounts.
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
Citi’s enterprise-wide liquidity management framework establishes a risk appetite that is expressed as a set of quantitative minimum levels for Citigroup and Citibank, consolidated to maintain liquidity levels above limits for the U.S. Liquidity Coverage ratio (LCR), U.S. Net Stable Funding ratio (NSFR) and Internal Liquidity Stress Tests (ILST). Liquidity concentration risk, which is defined as liquidity risk due to funding concentration to a specific counterparty, industry, product type or maturity, among other categories, is an integral part of Citi’s liquidity management framework and is managed in accordance with established risk appetite limits. For example, product or industry concentration limits consider specific attributes of a product (e.g., wholesale deposits, secured versus unsecured, etc.).

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
Available cash	$211.6	$207.6	$203.1	$6.9	$7.6	$5.4	$218.5	$215.2	$208.5
U.S. sovereign	205.0	216.8	134.2	43.2	47.2	79.3	248.2	264.0	213.5
U.S. agency/agency MBS	28.2	28.3	48.5	2.0	0.2	3.6	30.2	28.5	52.1
Foreign government debt(1)	38.1	18.4	74.3	16.2	15.5	19.9	54.3	33.9	94.2
Other investment grade	—	—	0.3	—	—	0.7	—	—	1.0
Total HQLA (AVG)	$482.9	$471.1	$460.4	$68.3	$70.5	$108.9	$551.2	$541.6	$569.3

Note: The amounts in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts applicable under the U.S. LCR rule. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act. Changes in HQLA line categories from the prior-year period were primarily driven by the re-allocation of nontransferable HQLA, which did not change total average HQLA, and thus did not impact Citi’s LCR ratio.
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, Mexico, India and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the third quarter of 2024, primarily driven by an increase in non-U.S. sovereign debt.
As of September 30, 2024, Citigroup had approximately $959 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($561 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($252 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($146 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
HQLA	$551.2	$541.6	$569.3
Net outflows	469.6	464.0	485.3
LCR	117%	117%	117%
HQLA in excess of net outflows	$81.6	$77.6	$84.0

Note: The amounts are presented on an average basis.

As of September 30, 2024, Citigroup’s average LCR was unchanged from the quarter ended June 30, 2024, as Citi’s average HQLA and net outflows increased proportionately.
In addition, considering Citi’s total available liquidity resources at quarter end of $959 billion, Citi maintained approximately $489 billion of excess liquidity resources above the stressed average net outflow of approximately $470 billion, presented in the LCR table above.

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
For the quarter ended September 30, 2024, Citigroup’s consolidated NSFR was compliant with the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended March 31, 2024 and June 30, 2024, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q).

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment securities portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. At September 30, 2024, Citi’s EOP cash and Investment securities comprised approximately 33% of total assets:

In billions of dollars	3Q24	2Q24	3Q23
Cash and due from banks	$26	$25	$27
Deposits with banks	266	251	260
Investment securities	500	511	509
Total Citigroup cash and investment securities (AVG)	$792	$787	$796
Total Citigroup cash and investment securities (EOP)	$794	$754	$763

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	3Q24	2Q24	3Q23
Services	$825	$804	$797
TTS	690	677	677
Securities Services	135	127	120
Markets(1)	19	25	23
Banking	1	1	1
USPB	85	93	110
Wealth	316	316	305
All Other—Legacy Franchises	45	50	56
All Other—Corporate/Other(1)	20	21	23
Total Citigroup deposits (AVG)	$1,311	$1,310	$1,315
Total Citigroup deposits (EOP)	$1,310	$1,278	$1,274
(1)    During the third quarter of 2024, approximately $9 billion of institutional deposits were moved from Markets to All Other—Corporate/Other. Prior periods were not reclassified. For additional information about the reallocated deposits, see Note 3.

Citi’s deposit base is spread across a diversified set of countries, industries, clients and currencies and is subject to Citi’s Liquidity Risk Management Policy and Procedures.
End-of-period deposits increased 3% year-over-year, primarily driven by growth in Services, reflecting operating deposit growth. End-of-period deposits increased 2% sequentially, primarily driven by growth in TTS and Securities Services.
On an average basis, deposits were largely unchanged both year-over-year and sequentially. In the third quarter of 2024, average deposits for:

•Services increased 4% year-over-year, as TTS increased 2% and Securities Services increased 13%. The net increase was primarily attributable to growth in Services operating deposits.
•USPB decreased 23% year-over-year, as the transfer of certain relationships and the associated deposits to Wealth more than offset underlying deposit growth.
•Wealth increased 4% year-over-year, largely reflecting the transfer of certain relationships and the associated deposits from USPB, partially offset by the shift in deposits to higher-yielding investments on Citi’s platform.
•All Other decreased 18% year-over-year, primarily reflecting the continued wind-down of deposits in Legacy Franchises.

The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $840 billion) and span 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, nearly 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.

Citi also has a strong consumer and wealth deposit base, with $401 billion of USPB and Wealth deposits as of the end of the current quarter, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB, and across regions and products. As of the end of the current quarter, approximately 66% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 39% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt

Weighted-Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
Unsecured debt	7.5	7.6	7.4
Non-bank benchmark debt	7.0	7.2	7.1
Customer-related debt	8.6	8.7	8.2
TLAC-eligible debt	8.5	8.6	8.7

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity where the option is not held by the issuer, the WAM is calculated based on the earliest date an option becomes exercisable.

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
Non-bank(1)
Benchmark debt:
Senior debt	$114.0	$107.7	$110.3
Subordinated debt	27.9	27.2	24.5
Trust preferred	1.6	1.6	1.6
Customer-related debt	108.8	102.3	106.4
Local country and other(2)	10.3	8.5	8.5
Total non-bank	$262.6	$247.3	$251.3
Bank
FHLB borrowings	$11.5	$11.5	$8.5
Securitizations(3)	5.4	5.6	5.2
Citibank benchmark senior debt	16.9	12.8	7.6
Local country and other(2)	2.7	3.1	3.2
Total bank	$36.5	$33.0	$24.5
Total long-term debt	$299.1	$280.3	$275.8

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2024, non-bank included $91.9 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded Cards receivables.

Citi’s total long-term debt outstanding increased 8% year-over-year, driven by higher debt across almost all categories. Sequentially, long-term debt outstanding increased 7%, largely related to senior benchmark debt at the bank and non-bank entities and customer-related debt issuances at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the third quarter of 2024, Citi redeemed or repurchased an aggregate of $9.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q24		2Q24		3Q23
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$0.1	$3.0	$9.0	$5.7	$—	$—
Subordinated debt	1.0	1.1	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	14.2	17.8	16.5	13.4	11.6	11.2
Local country and other	1.3	3.0	1.1	2.3	0.6	1.0
Total non-bank	$16.6	$24.9	$26.6	$21.4	$12.2	$12.2
Bank
FHLB borrowings	$1.0	$1.0	$1.0	$1.0	$1.0	$2.0
Securitizations	0.2	—	1.1	—	0.3	—
Citibank benchmark senior debt	—	4.0	—	5.0	—	5.0
Local country and other	0.5	0.2	0.4	0.3	0.9	0.7
Total bank	$1.7	$5.2	$2.5	$6.3	$2.2	$7.7
Total	$18.3	$30.1	$29.1	$27.7	$14.4	$19.9

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the nine months of 2024, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2024:

		Maturities
In billions of dollars	3Q24 YTD	Remaining 2024	2025	2026	2027	2028	2029	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$10.1	$2.8	$5.0	$24.7	$7.3	$17.0	$3.6	$53.6	$114.0
Subordinated debt	1.0	—	5.2	2.4	3.7	2.0	—	14.6	27.9
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	44.2	4.0	21.1	12.0	13.0	7.7	9.1	41.9	108.8
Local country and other	4.5	0.3	1.9	1.0	1.1	1.0	1.4	3.6	10.3
Total non-bank	$59.8	$7.1	$33.2	$40.1	$25.1	$27.7	$14.1	$115.3	$262.6
Bank
FHLB borrowings	$3.0	$4.0	$6.5	$1.0	$—	$—	$—	$—	$11.5
Securitizations	1.3	—	1.1	—	1.9	—	0.8	1.6	5.4
Citibank benchmark senior debt	2.3	0.3	2.5	8.0	—	2.5	1.5	2.1	16.9
Local country and other	1.1	0.4	0.4	0.5	0.2	0.1	1.1	—	2.7
Total bank	$7.7	$4.7	$10.5	$9.5	$2.1	$2.6	$3.4	$3.7	$36.5
Total long-term debt	$67.5	$11.8	$43.7	$49.6	$27.2	$30.3	$17.5	$119.0	$299.1

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
Secured funding of $278 billion as of September 30, 2024 increased 8% year-over-year and decreased 9% from the prior quarter, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended September 30, 2024, on an average basis, secured funding was $338 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $41 billion as of September 30, 2024 decreased 4% year-over-year, as issuances of long-term debt replaced the need for short-term borrowings. Sequentially, short-term borrowings increased 7%, compared to June 30, 2024, driven by additional funding to support client activities (see Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
The table below presents the ratings for Citigroup and Citibank as of September 30, 2024. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of September 30, 2024.

Ratings as of September 30, 2024

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.1 billion (unchanged from June 30, 2024). Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.1 billion (unchanged from June 30, 2024). Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of September 30, 2024, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion (unchanged from June 30, 2024). As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of September 30, 2024, Citibank had liquidity commitments of approximately $11.1 billion to consolidated asset-backed commercial paper conduits (compared to $10.8 billion at June 30, 2024) (see Note 21).
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

In millions of dollars, except as otherwise noted	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(227)	$(406)	$82
All other currencies	1,388	1,382	1,214
Total	$1,161	$976	$1,296
As a percentage of average interest-earning assets	0.05%	0.04%	0.06%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,173)	$(1,084)	$(807)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(14)	(14)	(12)

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

The All other currencies of $1.4 billion as of September 30, 2024 in the table above includes the impact from the following top five non-U.S. dollar currencies by absolute size: approximately $(0.3) billion from the euro, $0.4 billion from the British pound sterling, and approximately $0.1 billion each from the Japanese yen, Indian rupee and Swiss franc. The remaining impact is spread across more than 30 additional currencies.
Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi's net interest income in a 100 bps upward rate shock scenario as of September 30, 2024 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.2 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately seven months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under six different scenarios of changes in interest rates for the U.S. dollar and all other currencies in which Citi has invested capital as of September 30, 2024. The 100 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	100	100	—	—	(100)	(100)
10-year rate change (bps)	100	—	100	(100)	—	(100)
Interest rate exposure
U.S. dollar	$(227)	$(383)	$140	$(127)	$(156)	$(297)
All other currencies(1)	1,388	1,174	224	(225)	(1,139)	(1,343)
Total	$1,161	$791	$364	$(352)	$(1,295)	$(1,640)
Estimated initial impact to AOCI (after-tax)(2)	$(1,173)	$(1,284)	$100	$(385)	$1,274	$890

Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated. The interest rate exposure in the table above assumes no change in deposit size or mix from the baseline forecast included in the different interest rate scenarios presented. As a result, in higher interest rate scenarios, customer activity resulting in a shift from non-interest-bearing and low interest rate deposit products to higher-yielding deposits would reduce the expected benefit to net interest income. Conversely, in lower interest rate scenarios, customer activity resulting in a shift from higher-yielding deposits to non-interest-bearing and low interest rate deposit products would reduce the expected decrease to net interest income.
(1)The Scenario 1 impact of $1,388 million consists of the following top five non-U.S. dollar currencies as of September 30, 2024 by absolute size: approximately $(0.3) billion from the euro, $0.4 billion from the British pound sterling, and approximately $0.1 billion each from the Japanese yen, Indian rupee and Swiss franc. The remaining balance is spread across more than 30 additional currencies.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2024, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This impact would be primarily due to changes in the value of the euro, Mexican peso and Indian rupee.
This impact is also before any mitigating actions Citi may take, including ongoing management of its foreign currency translation exposure. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s RWA denominated in those same currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s CET1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital compared to an unanticipated parallel shock, as described above.
The effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates, and the quarterly impact of these changes on Citi’s TCE and CET1 Capital ratio, are presented in the table below. See Note 19 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars, except as otherwise noted	Sept. 30, 2024	Jun. 30, 2024	Sept. 30, 2023
Change in FX spot rate(1)	2.5%	(2.7)%	(2.5)%
Change in TCE due to FX translation, net of hedges	$421	$(1,274)	$(1,314)
As a percentage of TCE	0.2%	(0.8)%	(0.8)%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Income/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2024		2024		2023		3Q24 vs. 3Q23
Interest income(1)	$36,480		$36,009		$34,860		5%
Interest expense(2)	23,094		22,494		21,009		10
Net interest income, taxable equivalent basis(1)	$13,386		$13,515		$13,851		(3)%
Interest income—average rate(3)	6.36%		6.42%		6.27%		9	bps
Interest expense—average rate	4.99		4.96		4.67		32	bps
Net interest margin(3)(4)	2.33		2.41		2.49		(16)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.04%		4.83%		4.92%		(88)	bps
10-year U.S. Treasury note—average rate	3.95		4.45		4.15		(20)	bps
10-year vs. two-year spread	(9)	bps	(38)	bps	(77)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $24 million, $22 million and $23 million for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and net interest margin reflects TEGU. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

	3rd Qtr.	2nd Qtr.	3rd Qtr.	Change
In millions of dollars	2024	2024	2023	3Q24 vs. 3Q23
Net interest income—taxable equivalent basis(1) per above	$13,386	$13,515	$13,851	(3)%
Markets net interest income—taxable equivalent basis(1)	1,429	2,060	1,718	(17)
Non-Markets net interest income—taxable equivalent basis(1)	$11,957	$11,455	$12,133	(1)%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the third quarter of 2024 was $13.4 billion, on both a reported and taxable equivalent basis, a decrease of 3% or $0.5 billion from the prior-year period, primarily driven by a 17% decline in Markets net interest income and a 1% decline in non-Markets net interest income. The decline in Markets net interest income was primarily driven by higher funding costs related to trading inventory in Fixed Income Markets.
The decline in non-Markets net interest income was largely due to lower revenue from Citi’s net investment in Argentina and margin compression on mortgage securities in the investment portfolio that have been extended within Corporate Treasury in All Other. The decline in non-Markets net interest income was partially offset by loan growth in cards and maturing assets in Citi’s securities portfolio being reinvested at higher yields.
Citi’s net interest margin was 2.33% on a taxable equivalent basis in the current quarter, a decrease of eight basis points from the prior quarter. The decline in net interest margin was largely driven by a decline in Markets due to dividend seasonality in the prior quarter, partially offset by loan growth in cards and maturing loans and investments being refinanced and reinvested at higher yields.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2024	2024	2023	2024	2024	2023	2024	2024	2023
Deposits with banks(4)	$266,300	$250,665	$260,159	$3,050	$2,710	$2,645	4.56%	4.35%	4.03%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$145,422	$144,904	$165,557	$3,366	$2,949	$3,577	9.21%	8.19%	8.57%
In offices outside the U.S.(4)	190,179	212,065	187,051	3,927	4,262	3,786	8.21	8.08	8.03
Total	$335,601	$356,969	$352,608	$7,293	$7,211	$7,363	8.65%	8.12%	8.28%
Trading account assets(6)(7)
In U.S. offices	$244,176	$225,993	$194,531	$2,831	$2,769	$2,334	4.61%	4.93%	4.76%
In offices outside the U.S.(4)	172,460	162,648	151,333	1,620	1,734	1,559	3.74	4.29	4.09
Total	$416,636	$388,641	$345,864	$4,451	$4,503	$3,893	4.25%	4.66%	4.47%
Investments
In U.S. offices
Taxable	$304,581	$312,425	$333,520	$1,940	$2,078	$2,287	2.53%	2.68%	2.72%
Exempt from U.S. income tax	11,171	11,143	11,432	126	108	120	4.49	3.90	4.16
In offices outside the U.S.(4)	184,255	186,974	163,902	2,624	2,641	2,320	5.67	5.68	5.62
Total	$500,007	$510,542	$508,854	$4,690	$4,827	$4,727	3.73%	3.80%	3.69%
Consumer loans(8)
In U.S. offices	$311,306	$307,629	$297,178	$8,344	$8,010	$7,807	10.66%	10.47%	10.42%
In offices outside the U.S.(4)	74,849	75,582	78,454	1,707	1,770	1,802	9.07	9.42	9.11
Total	$386,155	$383,211	$375,632	$10,051	$9,780	$9,609	10.35%	10.26%	10.15%
Corporate loans(8)
In U.S. offices	$136,852	$136,197	$133,944	$2,320	$2,216	$1,862	6.74%	6.54%	5.52%
In offices outside the U.S.(4)	163,505	160,213	152,710	3,451	3,502	3,585	8.40	8.79	9.31
Total	$300,357	$296,410	$286,654	$5,771	$5,718	$5,447	7.64%	7.76%	7.54%
Total loans(8)
In U.S. offices	$448,158	$443,826	$431,122	$10,664	$10,226	$9,669	9.47%	9.27%	8.90%
In offices outside the U.S.(4)	238,354	235,795	231,164	5,158	5,272	5,387	8.61	8.99	9.25
Total	$686,512	$679,621	$662,286	$15,822	$15,498	$15,056	9.17%	9.17%	9.02%
Other interest-earning assets(9)	$77,060	$70,486	$76,400	$1,174	$1,260	$1,176	6.06%	7.19%	6.11%
Total interest-earning assets	$2,282,116	$2,256,924	$2,206,171	$36,480	$36,009	$34,860	6.36%	6.42%	6.27%
Non-interest-earning assets(6)	$209,964	$199,565	$207,608
Total assets	$2,492,080	$2,456,489	$2,413,779

Nine Months—Assets	Average balance		Interest income		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2024	2023	2024	2023	2024	2023
Deposits with banks(4)	$256,298	$299,449	$8,407	$8,725	4.38%	3.90%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$145,744	$178,268	$9,739	$9,644	8.93%	7.23%
In offices outside the U.S.(4)	204,679	183,852	12,587	9,147	8.21	6.65
Total	$350,423	$362,120	$22,326	$18,791	8.51%	6.94%
Trading account assets(6)(7)
In U.S. offices	$230,632	$179,654	$8,260	$6,178	4.78%	4.60%
In offices outside the U.S.(4)	161,021	144,985	4,822	4,215	4.00	3.89
Total	$391,653	$324,639	$13,082	$10,393	4.46%	4.28%
Investments
In U.S. offices
Taxable	$312,685	$338,751	$6,162	$6,674	2.63%	2.63%
Exempt from U.S. income tax	11,217	11,539	341	344	4.06	3.99
In offices outside the U.S.(4)	184,988	160,819	7,871	6,324	5.68	5.26
Total	$508,890	$511,109	$14,374	$13,342	3.77%	3.49%
Consumer loans(8)
In U.S. offices	$308,135	$289,931	$24,392	$22,152	10.57%	10.22%
In offices outside the U.S.(4)	75,587	79,120	5,237	5,043	9.25	8.52
Total	$383,722	$369,051	$29,629	$27,195	10.31%	9.85%
Corporate loans(8)
In U.S. offices	$136,659	$135,798	$6,736	$5,389	6.58%	5.31%
In offices outside the U.S.(4)	161,248	151,689	10,512	9,847	8.71	8.68
Total	$297,907	$287,487	$17,248	$15,236	7.73%	7.09%
Total loans(8)
In U.S. offices	$444,794	$425,729	$31,128	$27,541	9.35%	8.65%
In offices outside the U.S.(4)	236,835	230,809	15,749	14,890	8.88	8.63
Total	$681,629	$656,538	$46,877	$42,431	9.19%	8.64%
Other interest-earning assets(9)	$74,182	$83,080	$3,669	$3,277	6.61%	5.27%
Total interest-earning assets	$2,263,075	$2,236,935	$108,735	$96,959	6.42%	5.80%
Non-interest-earning assets(6)	$203,227	$210,277
Total assets	$2,466,302	$2,447,212

(1)Interest income and Net interest income include TEGU of $24 million, $22 million and $23 million for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023, respectively, and $69 million and $80 million for the nine months ended September 30, 2024 and 2023, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2024	2024	2023	2024	2024	2023	2024	2024	2023
Deposits
In U.S. offices(4)	$558,464	$563,915	$586,909	$5,804	$5,747	$5,390	4.13%	4.10%	3.64%
In offices outside the U.S.(5)	550,603	544,818	534,254	4,515	4,488	4,240	3.26	3.31	3.15
Total	$1,109,067	$1,108,733	$1,121,163	$10,319	$10,235	$9,630	3.70%	3.71%	3.41%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$256,482	$243,792	$180,168	$4,848	$4,349	$3,780	7.52%	7.17%	8.32%
In offices outside the U.S.(5)	81,977	92,575	94,955	2,480	2,613	2,310	12.04	11.35	9.65
Total	$338,459	$336,367	$275,123	$7,328	$6,962	$6,090	8.61%	8.32%	8.78%
Trading account liabilities(7)(8)
In U.S. offices	$37,309	$39,110	$45,168	$445	$432	$453	4.75%	4.44%	3.98%
In offices outside the U.S.(5)	59,139	64,438	66,199	347	362	439	2.33	2.26	2.63
Total	$96,448	$103,548	$111,367	$792	$794	$892	3.27%	3.08%	3.18%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$84,704	$74,353	$87,040	$1,715	$1,626	$1,737	8.05%	8.80%	7.92%
In offices outside the U.S.(5)	37,551	32,924	30,395	294	282	219	3.11	3.44	2.86
Total	$122,255	$107,277	$117,435	$2,009	$1,908	$1,956	6.54%	7.15%	6.61%
Long-term debt(10)
In U.S. offices	$173,548	$167,043	$156,065	$2,604	$2,547	$2,389	5.97%	6.13%	6.07%
In offices outside the U.S.(5)	2,142	2,486	2,420	42	48	52	7.80	7.77	8.52
Total	$175,690	$169,529	$158,485	$2,646	$2,595	$2,441	5.99%	6.16%	6.11%
Total interest-bearing liabilities	$1,841,919	$1,825,454	$1,783,573	$23,094	$22,494	$21,009	4.99%	4.96%	4.67%
Non-interest-bearing deposits(11)	$201,995	$201,167	$193,938
Other non-interest-bearing liabilities(7)	238,781	222,322	226,515
Total liabilities	$2,282,695	$2,248,943	$2,204,026
Citigroup stockholders’ equity	$208,606	$206,749	$209,028
Noncontrolling interests	779	797	725
Total equity	$209,385	$207,546	$209,753
Total liabilities and stockholders’ equity	$2,492,080	$2,456,489	$2,413,779
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,312,747	$1,278,753	$1,287,260	$5,957	$5,720	$6,561	1.81%	1.80%	2.02%
In offices outside the U.S.(6)	969,369	978,171	918,911	7,429	7,795	7,290	3.05	3.21	3.15
Total	$2,282,116	$2,256,924	$2,206,171	$13,386	$13,515	$13,851	2.33%	2.41%	2.49%

Nine Months—Liabilities	Average balance		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2024	2023	2024	2023	2024	2023
Deposits
In U.S. offices(4)	$570,831	$595,461	$17,452	$14,805	4.08%	3.32%
In offices outside the U.S.(5)	545,835	538,056	13,513	11,260	3.31	2.80
Total	$1,116,666	$1,133,517	$30,965	$26,065	3.70%	3.07%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$238,392	$160,543	$13,507	$9,096	7.57%	7.58%
In offices outside the U.S.(5)	90,063	93,116	7,749	5,513	11.49	7.92
Total	$328,455	$253,659	$21,256	$14,609	8.64%	7.70%
Trading account liabilities(7)(8)
In U.S. offices	$39,821	$49,277	$1,317	$1,344	4.42%	3.65%
In offices outside the U.S.(5)	61,402	73,750	1,100	1,205	2.39	2.18
Total	$101,223	$123,027	$2,417	$2,549	3.19%	2.77%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$79,155	$90,041	$5,043	$4,827	8.51%	7.17%
In offices outside the U.S.(5)	33,556	39,356	830	555	3.30	1.89
Total	$112,711	$129,397	$5,873	$5,382	6.96%	5.56%
Long-term debt(10)
In U.S. offices	$168,906	$161,240	$7,651	$7,041	6.05%	5.84%
In offices outside the U.S.(5)	2,376	2,542	142	157	7.98	8.26
Total	$171,282	$163,782	$7,793	$7,198	6.08%	5.88%
Total interest-bearing liabilities	$1,830,337	$1,803,382	$68,304	$55,803	4.98%	4.14%
Non-interest-bearing deposits(11)	$199,134	$205,339
Other non-interest-bearing liabilities(7)	229,104	230,776
Total liabilities	$2,258,575	$2,239,497
Citigroup stockholders’ equity	$206,939	$207,071
Noncontrolling interests	788	644
Total equity	$207,727	$207,715
Total liabilities and stockholders’ equity	$2,466,302	$2,447,212
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,295,198	$1,321,446	$17,709	$20,977	1.83%	2.12%
In offices outside the U.S.(6)	967,877	915,491	22,722	20,179	3.14	2.95
Total	$2,263,075	$2,236,937	$40,431	$41,156	2.39%	2.46%

(1)Interest income and Net interest income include TEGU discussed in the table above.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Consists of other time deposits and savings deposits. Savings deposits are composed of insured money market accounts and other savings deposits.
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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of September 30, 2024, Citi estimates that the conservative features of the VAR calibration contribute an approximate 22% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of June 30, 2024, the add-on was 23%.
As presented in the table below, Citi’s average trading VAR for the third quarter of 2024 decreased 5% from the second quarter of 2024, primarily due to inventory changes in the Markets businesses.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2024	2024 Average	June 30, 2024	2024 Average	September 30, 2023	2023 Average
Interest rate	$75	$80	$79	$97	$109	$102
Credit spread	77	66	64	66	80	68
Covariance adjustment(1)	(44)	(49)	(48)	(56)	(59)	(49)
Fully diversified interest rate and credit spread(2)	$108	$97	$95	$107	$130	$121
Foreign exchange	48	44	49	45	72	36
Equity	45	39	36	23	27	23
Commodity	22	25	29	25	28	28
Covariance adjustment(1)	(115)	(96)	(113)	(85)	(116)	(89)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$108	$109	$96	$115	$141	$119
Specific risk-only component(3)	$(2)	$(6)	$(3)	$(5)	$(15)	$(9)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$110	$115	$99	$120	$156	$128
Incremental impact of the credit portfolio(4)	$9	$10	$10	$9	$6	$13
Total trading and credit portfolio VAR	$117	$119	$106	$124	$147	$132

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2024		2024		2023
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$62	$107	$76	$120	$85	$119
Credit spread	60	77	58	74	56	80
Fully diversified interest rate and credit spread	$77	$118	$88	$129	$105	$138
Foreign exchange	31	55	32	60	12	101
Equity	26	46	13	36	14	33
Commodity	17	31	20	32	22	31
Total trading	$82	$137	$92	$147	$99	$150
Total trading and credit portfolio	91	144	97	156	111	165

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	September 30, 2024
Total—all market risk factors, including general and specific risk
Average—during quarter	$107
High—during quarter	135
Low—during quarter	82

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
As of September 30, 2024, there was one back-testing exception observed for Citi’s Regulatory VAR in the last 12 months.
OTHER RISKS

For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2023 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of September 30, 2024. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 98% of Citi’s exposure to all countries as of September 30, 2024.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, in the case of the U.K., only 41% of corporate loans presented in the table below are to U.K. domiciled counterparties (45% for unfunded commitments), while the majority of the remaining loans are to counterparties domiciled in other European countries. Approximately 91% of the total U.K. funded loans and 87% of the total U.K. unfunded commitments were investment grade as of September 30, 2024.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	Services, Markets and Banking loans	Wealth loans(1)	Legacy Franchises loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q24	Total as of 2Q24	Total as of 3Q23(7)	Total as a % of Citi as of 3Q24
United Kingdom	$36.6	$5.3	$—	$3.2	$40.3	$17.4	$(5.3)	$5.2	$6.8	$109.5	$100.1	$97.2	6.1%
Mexico	9.2	0.1	23.5	0.4	6.8	4.2	(1.3)	20.0	1.8	64.7	70.9	69.2	3.6
Ireland	17.0	—	—	0.8	38.7	0.2	(0.3)	—	0.5	56.9	51.4	49.0	3.2
Hong Kong	11.0	21.0	—	0.4	5.0	2.5	(0.6)	11.1	0.5	50.9	49.1	44.2	2.8
Singapore	12.1	18.7	—	0.4	5.7	1.3	(0.6)	5.1	0.7	43.4	43.5	42.3	2.4
Brazil	12.1	—	—	—	3.0	6.2	(0.7)	4.9	1.8	27.3	27.9	32.8	1.5
India	9.0	—	—	0.6	4.0	1.6	(0.5)	9.3	2.1	26.1	23.9	22.3	1.5
South Korea	3.1	—	3.8	0.1	1.3	0.8	(0.5)	7.0	3.3	18.9	20.4	20.9	1.1
United Arab Emirates	6.6	1.5	—	0.3	4.7	0.3	(0.4)	4.4	(0.1)	17.3	17.2	16.4	1.0
Japan	2.1	—	—	0.1	3.7	5.8	(2.0)	4.8	2.1	16.6	14.8	15.9	0.9
China	6.0	—	—	0.5	1.0	1.6	(1.2)	7.9	(0.1)	15.7	17.2	18.6	0.9
Poland	3.3	—	1.6	—	3.4	0.9	(0.3)	5.7	1.0	15.6	18.1	13.0	0.9
Australia	7.2	0.2	—	—	6.0	1.6	(1.1)	0.6	0.2	14.7	16.7	16.5	0.8
Canada	1.4	1.5	—	0.1	5.8	2.9	(1.9)	2.9	1.9	14.6	15.5	16.5	0.8
Jersey	2.4	2.4	—	0.1	7.2	0.1	(0.1)	—	—	12.1	12.0	12.1	0.7
Germany	0.5	—	—	0.1	7.1	5.2	(4.1)	8.5	(6.7)	10.6	13.3	17.3	0.6
Malaysia	1.5	—	—	0.2	0.8	0.2	(0.2)	3.0	0.1	5.6	4.8	5.3	0.3
Taiwan	4.2	—	—	—	0.6	0.3	(0.1)	0.7	(0.2)	5.5	5.0	5.4	0.3
Indonesia	1.8	—	—	—	0.4	0.3	(0.1)	2.1	0.6	5.1	5.2	6.1	0.3
Thailand	1.1	—	—	0.2	0.4	—	—	2.7	0.7	5.1	4.1	3.4	0.3
Luxembourg	—	1.0	—	—	—	0.2	(0.4)	4.1	0.1	5.0	5.2	4.9	0.3
France	0.1	—	—	—	1.2	1.7	(4.8)	1.1	5.6	4.9	3.8	(2.5)	0.3
South Africa	1.6	—	—	—	0.7	0.3	(0.3)	2.6	(0.1)	4.8	4.4	4.6	0.3
Italy	1.2	—	—	0.1	2.4	1.3	(1.4)	—	1.1	4.7	3.9	3.5	0.3
Czech Republic	0.9	—	—	—	0.8	1.4	—	1.3	0.1	4.5	5.9	4.5	0.3
Total as a % of Citi’s total exposure													31.5%
Total as a % of Citi’s non-U.S. total exposure													90.9%

(1)    Wealth loans reflect funded loans, including those related to the Private Bank, net of unearned income. As of September 30, 2024, Private Bank loans in the table above totaled $19.3 billion, concentrated in Hong Kong ($5.3 billion), Singapore ($5.2 billion) and the U.K. ($4.4 billion).
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
(7)    As of September 30, 2023, $0.5 billion of All Other—Legacy Franchises loans were reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in Indonesia. There were no such balances to report as of September 30, 2024 or June 30, 2024. See “All Other—Legacy Franchises” above and Note 2.

Russia

Overview
In Russia, Citi’s remaining operations are conducted through Services, Markets, Banking and All Other—Legacy Franchises. Citi continues to monitor the war in Ukraine, related sanctions and economic conditions and continues to mitigate its Russia exposures and risks as appropriate.
Citi previously ended nearly all of the institutional banking services it offered in Russia and ceased soliciting any new business or new clients in the country, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations, as well as support its employees. In addition, Citi significantly reduced its All Other—Legacy Franchises consumer loan portfolio in Russia (reported as part of Asia Consumer), largely due to loan portfolio sales and its entry into a credit card referral agreement with a Russian bank. For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.

For additional information about Citi’s risks related to its Russia exposures, see “Risk Factors—Market-Related Risks,” “—Operational Risks” and “—Other Risks” in Citi’s 2023 Form 10-K.

Impact of the Russia–Ukraine War on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s remaining domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of U.S. dollars	September 30, 2024	June 30, 2024	September 30, 2023	Change 3Q24 vs. 2Q24
Loans	$—	$—	$0.2	$—
Investment securities(1)	0.2	0.3	0.4	(0.1)
Net MTM on derivatives/repos	—	0.9	1.2	(0.9)
Total hedges (on loans and CVA)	—	—	(0.1)	—
Unfunded(2)	—	—	—	—
Trading accounts assets	—	—	—	—
Country risk exposure	$0.2	$1.2	$1.7	$(1.0)
Cash on deposit and placements(3)	3.0	1.6	0.6	1.4
Deposit Insurance Agency(4)	5.8	5.3	3.5	0.5
National Settlements Depository(4)	—	—	—	—
Total third-party exposure(5)	$9.0	$8.1	$5.8	$0.9
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Russia exposure(6)	$9.1	$8.2	$5.9	$0.9

(1)    Investment securities include debt securities AFS, recorded at fair market value, primarily local government debt securities.
(2)    Unfunded exposure consists of unfunded corporate lending commitments, letters of credit and other contingencies.
(3)    Cash on deposit and placements are primarily with the Central Bank of Russia. The increase at September 30, 2024 was due to Citi’s inability to enter into reverse repos, thus the cash inflows from dividends received from Russian corporations on behalf of Citi’s clients were placed with the Central Bank of Russia.
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

During the third quarter of 2024, Citi’s Russia-related exposures increased by $0.9 billion, to $9.1 billion as presented in the table above. The increase in exposures was primarily driven by inflows from dividends received from Russian corporations on behalf of Citi’s clients, partially offset by depreciation of the Russian ruble. Approximately 82% of Citi’s $9.1 billion of total Russia-related exposures are corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government, of which $5.8 billion is held with the Deposit Insurance Agency.
Citi’s net investment in Russia was approximately $0.2 billion as of September 30, 2024 (up from $0.1 billion at June 30, 2024). This increase in the net investment was due to an increase in interest income and custody revenue during the quarter, partially offset by the impact from a net ACL build on other assets, driven by increases in transfer risk for safety and soundness considerations under U.S. banking law. For more information on transfer risk reserves, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
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
As of September 30, 2024, Citigroup’s ACL included a $0.1 billion remaining credit reserve for Citi’s direct Russian counterparties (largely unchanged from June 30, 2024). This balance does not include the additional reserves for transfer risk associated with exposures in Russia.

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $71 million to date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $42 million in estimated charges (approximately $1 million in Banking and $41 million in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see Note 2 and “Risk Factors” and “Managing
Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2023 Form 10-K.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2023 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of September 30, 2024, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi’s foreign entity in Russia, Citi would be required to (i) write off the net investment of approximately $0.2 billion (up from $0.1 billion at June 30, 2024), (ii) recognize a CTA loss of approximately $1.6 billion (unchanged from June 30, 2024) through earnings and (iii) recognize a loss of $0.7 billion (unchanged from June 30, 2024) on net intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve. The $1.6 billion CTA write-off through earnings under either event is expected to be largely equity neutral, since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI.

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

Board of Directors’ Role in Overseeing Related Risks
The Citigroup Board of Directors (Board) and the Board’s Risk Management Committee (RMC) and its other Committees receive regular reports from senior management regarding global geopolitical, macroeconomic and reputational impacts to Citi (including the war in Ukraine and its impact on Citi’s operations in Russia and Ukraine). The reports to the Board and its Committees from senior management who represent the impacted businesses and the international cluster, Independent Risk Management, Finance, Independent Compliance Risk Management, including those individuals responsible for sanctions compliance, and Human Resources, have included detailed information regarding financial impacts, impacts on capital, cybersecurity, strategic considerations, sanctions compliance, employee assistance and reputational risks, enabling the Board and its Committees to properly exercise their oversight responsibilities. In addition, senior management has provided updates to Citi’s Executive Management Team and the Board, outside of formal meetings, regarding cybersecurity matters (including Russia-specific risks).

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 215 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of September 30, 2024, Citi had $1.5 billion of direct exposures related to Ukraine (unchanged from June 30, 2024).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of September 30, 2024, Citi’s net investment in its Argentine operations was approximately $1.3 billion (compared to $1.4 billion at June 30, 2024). Citi uses the U.S. dollar (USD) as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary in accordance with GAAP. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Citi uses Argentina’s official market exchange rate to remeasure its net ARS-denominated assets into USD. As of September 30, 2024, the official ARS exchange rate was 971, which devalued by 6.5% against the USD during the third quarter of 2024.
The decrease in Citi’s net investment in Argentina during the quarter was primarily driven by capital repatriations from the onshore net investment, which were authorized by the Central Bank of Argentina (BCRA) on a one-time basis in April 2024 through the purchase of certain USD-denominated bonds (BOPREALs) issued by the BCRA in a primary auction, and subsequent sales of the bonds in the secondary market and remittances of the bond proceeds to the parent entity outside Argentina. During the third quarter, Citi remitted approximately $247 million in dividends from its net investment in Argentina, thereby reducing future FX devaluation risk. In total, $435 million of dividends were remitted in 2024 due to the sale proceeds of the BOPREALs.
In addition to the capital repatriation, Citi’s net investment in Argentina was also impacted by earnings from Citi’s normal onshore operations and interest income earned on the net investment, partially offset by FX translation losses on the net investment.
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

Of the $1.3 billion net investment in Argentina as of September 30, 2024, Citi’s net ARS exposure was approximately $0.9 billion (compared to $0.8 billion as of June 30, 2024). The net ARS exposure was reduced as of the end of the quarter as a result of Citi holding approximately $200 million of USD-denominated loans as well as approximately $200 million of certain local government bonds that are USD denominated. If Citi had not invested in such instruments to reduce its ARS exposure, Citi would have recognized additional translation losses during the third quarter of 2024. Given current economic conditions and the local capital, currency and regulatory limitations, Citi cannot guarantee the availability or effectiveness of such mechanisms to reduce its ARS exposure in the future.
In addition to reducing the ARS exposure, Citi also seeks to economically hedge the exposure to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of September 30, 2024, Citi hedged approximately $0.3 billion of its ARS exposure through offshore hedges, including NDF derivative instruments. Citi was unable to hedge its remaining ARS exposure, given the illiquidity of the offshore NDF market. To the extent that Citi is unable to execute or renew NDF contracts in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of such derivative positions used to economically hedge the exposure. Citi cannot predict the availability of hedging instruments in the future nor can it predict changes in foreign exchange rates and the resulting impact on earnings.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of September 30, 2024. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” in Citi’s 2023 Form 10-K.

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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of the third quarter of 2024. For information on the drivers of Citi’s ACL net build in the third quarter of 2024, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2023	1Q24 build (release)	1Q24 FX/ Other	Balance Mar. 31, 2024	2Q24 build (release)	2Q24 FX/ Other	Balance Jun. 30, 2024	3Q24 build (release)	3Q24 FX/Other	Balance Sep. 30, 2024	ACLL/EOP loans Sept. 30, 2024(1)
Services	$397	$34	$—	$431	$(100)	$(1)	$330	$7	$1	$338
Markets	820	120	—	940	(111)	(1)	828	37	(5)	860
Banking	1,376	(89)	(2)	1,285	(51)	(5)	1,229	62	11	1,302
Legacy Franchises corporate (Mexico SBMM and AFG)(1)(2)	121	(8)	3	116	(12)	(7)	97	(3)	(3)	91
Total corporate ACLL	$2,714	$57	$1	$2,772	$(274)	$(14)	$2,484	$103	$4	$2,591	0.89%
U.S. cards(3)(4)	$12,626	$326	$(1)	$12,951	$357	$—	$13,308	$10	$24	$13,342	8.15%
Retail Banking	476	11	—	487	25	(1)	511	31	—	542
Total USPB	$13,102	$337	$(1)	$13,438	$382	$(1)	$13,819	$41	$24	$13,884
Wealth	767	(190)	(1)	576	(43)	—	533	8	—	541
All Other consumer—managed basis(1)	1,562	(85)	33	1,510	11	(141)	1,380	58	(98)	1,340
Reconciling Items(1)	—	—	—	—	—	—	—	—	—	—
Total consumer ACLL	$15,431	$62	$31	$15,524	$350	$(142)	$15,732	$107	$(74)	$15,765	4.05%
Total ACLL	$18,145	$119	$32	$18,296	$76	$(156)	$18,216	$210	$(70)	$18,356	2.70%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,728	$(98)	$(1)	$1,629	$(8)	$(2)	$1,619	$105	$1	$1,725
Total ACLL and ACLUC (EOP)	$19,873	$21	$31	$19,925	$68	$(158)	$19,835	$315	$(69)	$20,081
Other(5)	1,883	14	(69)	1,828	107	75	2,010	160	(160)	2,010
Total ACL	$21,756	$35	$(38)	$21,753	$175	$(83)	$21,845	$475	$(229)	$22,091

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
(2)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG) (AFG was previously reported in Markets; all periods have been reclassified to reflect this move into Legacy Franchises), as well as other Legacy Holdings Assets corporate loans.
(3)    As of September 30, 2024, in USPB, Branded Cards ACLL/EOP loans was 6.5% and Retail Services ACLL/EOP loans was 11.7%.
(4)    The September 30, 2024 ACLL balance includes approximately $23 million related to an acquired portfolio, which is also reflected in the FX/Other column in this table.
(5)    Includes ACL on Other assets and Held-to-maturity debt securities. The ACL on Other assets includes ACL related to transfer risk associated with exposures outside the U.S. for safety and soundness considerations under U.S. banking law.

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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are the following:

•Transfer risk associated with exposures outside the U.S. for certain safety and soundness considerations under U.S. banking law
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Risk associated with consumer payment behavior given the elevated inflationary and interest rate environment

As of the third quarter of 2024, Citi’s qualitative component of the ACL increased quarter-over-quarter. The increase was driven by factors such as increases in transfer risk associated with exposures outside the U.S. for safety and soundness considerations under U.S. banking law and macroeconomic uncertainties, partially offset by a reduction in qualitative reserves associated with consumer payment behavior related to the elevated inflationary and interest rate environment.

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
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL for each quarterly reporting period from the third quarter of 2023 to the third quarter of 2024:

	Quarterly average
U.S. unemployment	4Q24	2Q25	4Q25	8-quarter average(1)
Citi forecast at 3Q23	4.4%	4.3%	4.3%	4.2%
Citi forecast at 4Q23	4.3	4.3	4.2	4.2
Citi forecast at 1Q24	4.1	4.1	4.0	4.0
Citi forecast at 2Q24	4.1	4.1	4.1	4.1
Citi forecast at 3Q24	4.4	4.4	4.3	4.2

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2024	2025	2026
Citi forecast at 3Q23	1.0%	2.0%	2.4%
Citi forecast at 4Q23	1.4	1.7	2.1
Citi forecast at 1Q24	2.3	1.8	2.0
Citi forecast at 2Q24	2.4	1.8	2.0
Citi forecast at 3Q24	2.6	1.8	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of the third quarter of 2024, U.S. real GDP growth is expected to slow during 2025, while the unemployment rate increases gradually into the first half of 2025 before gradually declining into 2026.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.6% in the first quarter of 2026. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2025 of 2.2%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied 100% weight to the downside scenario as of September 30, 2024 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.3 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of September 30, 2024.

3Q24 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the third quarter of 2024 was $22.1 billion, a slight increase from June 30, 2024. The net build of $0.5 billion in the quarter was primarily driven by changes in portfolio composition in Banking and Markets, an increase in transfer risk associated with unremittable corporate dividends in Services and loan growth in USPB. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of September 30, 2024. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL build was $0.1 billion in the third quarter of 2024, as a result of higher loan balances. This resulted in a September 30, 2024 ACLL balance of $15.8 billion, or 4.05% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased slightly to 8.15% at September 30, 2024, compared to 8.14% at June 30, 2024. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.08% at September 30, 2024, compared to 1.09% at June 30, 2024.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL build of $0.1 billion in the third quarter of 2024, largely driven by changes in portfolio composition in Banking and Markets. This resulted in a September 30, 2024 ACLL balance of $2.6 billion, or 0.89% of total funded corporate loans.

ACLUC
Citi had an ACLUC build of $0.1 billion in the third quarter of 2024, largely driven by changes in portfolio composition in Banking and Markets. The ACLUC reserve balance, included in Other liabilities, was $1.7 billion at September 30, 2024.

ACL on Other Financial Assets
Citi had an ACL build of $0.2 billion on other financial assets carried at amortized cost for the third quarter of 2024, primarily due to an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law. Including FX/Other, the ACL reserve balance of $2.0 billion remained unchanged from June 30, 2024. See Note 15 for additional information.

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

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except effective tax rate	2024	2023	2024	2023
Income from continuing operations before income tax expense	$4,390	$4,788	$13,244	$15,013
Provision for income taxes	1,116	1,203	3,299	3,824
Effective tax rate	25%	25%	25%	25%

Citi’s effective tax rate was 25% in the third quarter of 2024 and in the third quarter of 2023, with the rates for all periods including the impact of divestitures.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2024	December 31, 2023
Total U.S.	$26.8	$26.3
Total foreign	3.2	3.3
Total	$30.0	$29.6

At September 30, 2024, Citigroup had recorded net DTAs of approximately $30.0 billion, a decrease of $0.2 billion from June 30, 2024 and an increase of $0.4 billion from December 31, 2023. The decrease quarter-over-quarter was primarily from unrealized gains in Other comprehensive income and the year-to-date increase was primarily a result of Citi’s geographic mix of earnings. Of Citi’s $30.0 billion of net DTAs, $12.8 billion (compared to $13.6 billion at June 30, 2024) was deducted in calculating Citi’s regulatory capital, and the remaining $17.2 billion was appropriately risk weighted under the Basel III rules.
The $12.8 billion of DTAs deducted from regulatory capital was composed of $11.3 billion related to tax carry-forwards, with $3.1 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.6 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that realization of the net DTAs of $30.0 billion at September 30, 2024 is more-likely-than-not, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi, in its First Quarter of 2024 Form 10-Q, identified one transaction pursuant to Section 219, and Citi, in its Second Quarter of 2024 Form 10-Q, identified 27 transactions pursuant to Section 219. Citi did not identify any reportable activities pursuant to Section 219 during the third quarter of 2024.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations above, as well as those included in Citi’s Second Quarter of 2024 Form 10-Q, Citi’s First Quarter of 2024 Form 10-Q, Citi’s 2023 Form 10-K and Citi’s other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2023 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from continued macroeconomic, geopolitical and other challenges, uncertainties and volatility, including, among others, potential policy and other changes resulting from the incoming U.S. administration and Congress; government fiscal and monetary actions, such as continued interest rate reductions by central banks, changes in interest rate policy, continued reductions in central bank balance sheets, or other monetary policies, including their impacts on Citi’s net interest income; increases in unemployment rates; recessions or weak or slowing economic growth in the U.S., Europe and other regions or countries; any resurgence in inflation; geopolitical challenges, tensions and conflicts, including those related to conflicts in the Middle East and the Russia–Ukraine war; economic and other geopolitical challenges related to China, including slowing or weak economic growth, challenges in its real estate sector, banking and credit markets and tensions or conflicts between China and Taiwan and/or involving China and/or China and the U.S.; significant disruptions and volatility in financial markets, including foreign currency volatility and devaluations and continued strength in the U.S. dollar; and protracted or widespread trade tensions;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including annual recalibration of the Stress Capital Buffer (reduced effective October 1, 2024), recalibration of the GSIB surcharge, and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations, such as any changes resulting from the Basel III Endgame (capital proposal), changes to the method for calculating the GSIB surcharge and changes to aspects of the total loss-absorbing capacity (TLAC) requirements; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi; potential fiscal, monetary, tax, sanctions and other changes from the U.S. federal government, whether due to the incoming administration and Congress or otherwise; potential increased regulatory requirements and costs, such as potential changes in regulatory requirements relating to interest rate risk management; rapidly evolving legislative and regulatory requirements and other government initiatives in the EU, the U.S. and globally relating to climate change and other Environmental, Social and Governance (ESG) areas that vary and may conflict across jurisdictions, including any new disclosure requirements; and the potential impact these uncertainties and changes could have on Citi’s businesses, revenues, overall results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability to achieve its objectives, including expense savings and revenue growth, from its transformation, simplification and other strategic and other initiatives, which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, may result in higher-than-expected expenses, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control or mitigate, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions, regulatory requirements or changes and heightened regulatory and supervisory expectations and scrutiny;
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
•Citi’s ability to address shortcomings or deficiencies or guidance provided by the FRB or FDIC on its resolution plan submissions;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation and strategic and other initiatives, if Citi is unable to hire and retain qualified employees, particularly given the highly competitive environment for talent and other factors, such as potential attrition driven by, among other things, changes in worker expectations and regulation of employee compensation in the banking industry;
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal, regulatory and supervisory requirements; the introduction of mobile platforms and new or emerging technologies, such as artificial intelligence-driven solutions; potential mergers and acquisitions involving traditional financial services companies such as regional banks or credit card issuers; changes in the payments space; reliance on third parties for certain product and service offerings and any impact if a third party is unable to provide adequate support for such product and service offerings; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or to compete more effectively;
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
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from ongoing, continually evolving, sophisticated cybersecurity incidents that could result in, among other things, theft, loss, non-availability, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, deposit flight, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and regulatory action and other financial losses;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to higher than expected defaults by or a significant downgrade in credit ratings of consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, such as from indemnification obligations in connection with various transactions, including hedging or reinsurance arrangements related to those obligations, or Citi’s inability to liquidate or realize the fair value of its collateral, which risks can be heightened for vulnerable sectors, industries or countries impacted by macroeconomic, geopolitical, market and other challenges and uncertainties and volatilities;
•the potential impact on Citi’s liquidity, sources of funding and costs of funding if it does not effectively manage its liquidity or due to various other factors, including, among others, general disruptions in the financial markets; changes in fiscal and monetary policies; regulatory requirements, including changes in regulations; negative investor or counterparty perceptions of Citi’s creditworthiness; deposit outflows or unfavorable changes in deposit mix; competition for funding, including a decrease in demand for corporate debt securities; unexpected increases in cash or collateral requirements, and the consequent inability to monetize available liquidity resources; changes in Citi’s credit spreads; changes in interest rates; and changes in currency exchange rates;
•the impact of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities, or from negative actions on U.S. sovereign ratings, on Citi’s funding and liquidity as well as on the operations of certain of its businesses;
•the potential impact to Citi of significantly heightened regulatory and supervisory expectations and scrutiny in the U.S. and globally and ongoing interpretation and implementation of regulatory and legislative requirements and changes, with respect to, among other things, governance, infrastructure, data, risk management practices and controls, customer and client protection, market practices, anti-money laundering, increasingly complex sanctions and disclosure regimes and various regulatory reporting requirements, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight, material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions, enforcement proceedings, penalties and fines;
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the 2020 consent orders with the FRB and OCC and the amendment to the 2020 OCC consent order, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators, such as large civil monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends, changes to directors and/or officers and significant collateral consequences arising from such outcomes; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; strengthening or weakening of the U.S. dollar; changes in central bank interest rate and other monetary policies; unemployment, recessions or weak or slowing economic growth; the effects of potential policy and other changes resulting from the incoming U.S. administration and Congress; elevated inflation and hyperinflation; foreign exchange controls, including the inability to access indirect foreign exchange mechanisms; macroeconomic, geopolitical and domestic political challenges and uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; election outcomes; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; civil unrest; crime, corruption and fraud; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; confiscation of assets; and the need to record CTA and other losses, as well as additional reserves for expected losses for credit exposures based on the transfer risk associated with exposures outside the U.S. driven by safety and soundness considerations under U.S. banking law.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2024	2023	2024	2023
Revenues
Interest income	$36,456	$34,837	$108,666	$96,879
Interest expense	23,094	21,009	68,304	55,803
Net interest income	$13,362	$13,828	$40,362	$41,076
Commissions and fees	$2,695	$2,195	$8,081	$6,693
Principal transactions	3,219	3,008	9,367	9,475
Administration and other fiduciary fees	1,059	971	3,142	2,856
Realized gains on sales of investments, net	72	30	210	151
Impairment losses on investments:
Impairment losses on investments	(45)	(70)	(92)	(227)
(Provision) releases for credit losses on AFS debt securities(1)	4	(1)	—	(1)
Net impairment losses recognized in earnings	$(41)	$(71)	$(92)	$(228)
Other revenue	$(51)	$178	$488	$999
Total non-interest revenues	$6,953	$6,311	$21,196	$19,946
Total revenues, net of interest expense	$20,315	$20,139	$61,558	$61,022
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,382	$1,816	$7,163	$5,314
Provision (release) for credit losses on HTM debt securities	50	(3)	55	(24)
Provision for credit losses on other assets	110	56	226	630
Policyholder benefits and claims	28	25	73	63
Provision (release) for credit losses on unfunded lending commitments	105	(54)	(1)	(344)
Total provisions for credit losses and for benefits and claims(1)	$2,675	$1,840	$7,516	$5,639
Operating expenses
Compensation and benefits	$7,058	$7,424	$21,619	$22,350
Premises and equipment	606	620	1,788	1,813
Technology/communication	2,273	2,256	6,757	6,692
Advertising and marketing	282	324	790	1,016
Restructuring	9	—	270	—
Other operating	3,022	2,887	9,574	8,499
Total operating expenses	$13,250	$13,511	$40,798	$40,370
Income from continuing operations before income taxes	$4,390	$4,788	$13,244	$15,013
Provision for income taxes	1,116	1,203	3,299	3,824
Income from continuing operations	$3,274	$3,585	$9,945	$11,189
Discontinued operations
Income (loss) from discontinued operations	$(1)	$2	$(2)	$—
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$2	$(2)	$—
Net income before attribution to noncontrolling interests	$3,273	$3,587	$9,943	$11,189
Noncontrolling interests	35	41	117	122
Citigroup’s net income	$3,238	$3,546	$9,826	$11,067
Basic earnings per share(2)
Income from continuing operations	$1.53	$1.64	$4.67	$5.19
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$1.53	$1.64	$4.67	$5.19
Weighted-average common shares outstanding (in millions)	1,899.9	1,924.4	1,906.0	1,936.9

Diluted earnings per share(2)
Income from continuing operations	$1.51	$1.63	$4.61	$5.14
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$1.51	$1.63	$4.61	$5.14
Adjusted weighted-average diluted common shares outstanding (in millions)	1,940.3	1,951.7	1,943.1	1,961.5

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS debt securities to be included in revenue. The Total provisions for credit losses and for benefits and claims excludes the provision for credit losses on AFS debt securities, which is disclosed separately above.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Citigroup’s net income	$3,238	$3,546	$9,826	$11,067
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on debt securities	$1,335	$(169)	$1,397	$793
Debt valuation adjustment (DVA)	(150)	299	(457)	(645)
Cash flow hedges	(144)	731	633	1,263
Benefit plans liability adjustment	49	312	305	72
Currency translation adjustments (CTA), net of hedges	416	(1,496)	(2,272)	(632)
Excluded component of fair value hedges	(9)	(12)	(8)	(15)
Long-duration insurance contracts	(17)	23	5	22
Citigroup’s total other comprehensive income (loss)	$1,480	$(312)	$(397)	$858
Citigroup’s total comprehensive income	$4,718	$3,234	$9,429	$11,925
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$40	$(37)	$7	$9
Add: Net income (loss) attributable to noncontrolling interests	35	41	117	122
Total comprehensive income	$4,793	$3,238	$9,553	$12,056

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,266	$27,342
Deposits with banks, net of allowance	277,828	233,590
Securities borrowed and purchased under agreements to resell (including $147,955 and $206,059 as of September 30, 2024 and December 31, 2023, respectively, at fair value), net of allowance	285,928	345,700
Brokerage receivables, net of allowance	63,653	53,915
Trading account assets (including $215,744 and $197,156 pledged to creditors as of September 30, 2024 and December 31, 2023, respectively)	458,072	411,756
Investments:
Available-for-sale debt securities (including $2,579 and $11,868 pledged to creditors as of September 30, 2024 and December 31, 2023, respectively)	234,444	256,936
Held-to-maturity debt securities, net of allowance (fair value of which is $234,310 and $235,001 as of September 30, 2024 and December 31, 2023, respectively) (includes $76 and $71 pledged to creditors as of September 30, 2024 and December 31, 2023, respectively)	248,274	254,247
Equity securities (including $855 and $766 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	7,953	7,902
Total investments	$490,671	$519,085
Loans:
Consumer (including $302 and $313 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	389,151	389,197
Corporate (including $7,804 and $7,281 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	299,771	300,165
Loans, net of unearned income	$688,922	$689,362
Allowance for credit losses on loans (ACLL)	(18,356)	(18,145)
Total loans, net	$670,566	$671,217
Goodwill	19,691	20,098
Intangible assets (including MSRs of $683 and $691 as of September 30, 2024 and December 31, 2023, respectively)	4,121	4,421
Premises and equipment, net of depreciation and amortization	30,096	28,747
Other assets (including $15,230 and $12,290 as of September 30, 2024 and December 31, 2023, respectively, at fair value), net of allowance	104,771	95,963
Total assets	$2,430,663	$2,411,834

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2024	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2023
Liabilities
Deposits (including $4,112 and $2,440 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	$1,309,999	$1,308,681
Securities loaned and sold under agreements to repurchase (including $62,858 and $62,485 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	278,377	278,107
Brokerage payables (including $6,329 and $4,321 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	81,186	63,539
Trading account liabilities	142,534	155,345
Short-term borrowings (including $11,896 and $6,545 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	41,340	37,457
Long-term debt (including $117,286 and $116,338 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	299,081	286,619
Other liabilities, plus allowances	68,244	75,835
Total liabilities	$2,220,761	$2,205,583
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2024—654,000 and as of December 31, 2023—704,000, at aggregate liquidation value	$16,350	$17,600
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2024—3,099,718,745 and as of December 31, 2023—3,099,691,704	31	31
Additional paid-in capital	108,969	108,955
Retained earnings	204,770	198,905
Treasury stock, at cost: September 30, 2024—1,208,453,942 shares and December 31, 2023— 1,196,577,865 shares	(75,840)	(75,238)
Accumulated other comprehensive income (loss) (AOCI)	(45,197)	(44,800)
Total Citigroup stockholders’ equity	$209,083	$205,453
Noncontrolling interests	819	798
Total equity	$209,902	$206,251
Total liabilities and equity	$2,430,663	$2,411,834

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Preferred stock at aggregate liquidation value
Balance, beginning of period	$18,100	$20,245	$17,600	$18,995
Issuance of new preferred stock	1,500	1,500	3,800	2,750
Redemption of preferred stock	(3,250)	(2,250)	(5,050)	(2,250)
Balance, end of period	$16,350	$19,495	$16,350	$19,495
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,816	$108,610	$108,986	$108,489
Employee benefit plans	174	170	37	296
Other	10	8	(23)	3
Balance, end of period	$109,000	$108,788	$109,000	$108,788
Retained earnings
Balance, beginning of period	$202,913	$199,976	$198,905	$194,734
Adjustment to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	—	—	290
Adjusted balance, beginning of period	$202,913	$199,976	$198,905	$195,024
Citigroup’s net income	3,238	3,546	9,826	11,067
Common dividends(2)	(1,089)	(1,038)	(3,143)	(3,042)
Preferred dividends	(277)	(333)	(798)	(898)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(15)	(16)	(20)	(16)
Balance, end of period	$204,770	$202,135	$204,770	$202,135
Treasury stock, at cost
Balance, beginning of period	$(74,842)	$(74,247)	$(75,238)	$(73,967)
Employee benefit plans(3)	2	9	898	729
Treasury stock acquired(4)	(1,000)	(500)	(1,500)	(1,500)
Balance, end of period	$(75,840)	$(74,738)	$(75,840)	$(74,738)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(46,677)	$(45,865)	$(44,800)	$(47,062)
Adjustment to opening balance, net of taxes(5)	—	—	—	27
Adjusted balance, beginning of period	$(46,677)	$(45,865)	$(44,800)	$(47,035)
Citigroup’s total other comprehensive income	1,480	(312)	(397)	858
Balance, end of period	$(45,197)	$(46,177)	$(45,197)	$(46,177)
Total Citigroup common stockholders’ equity	$192,733	$190,008	$192,733	$190,008
Total Citigroup stockholders’ equity	$209,083	$209,503	$209,083	$209,503
Noncontrolling interests
Balance, beginning of period	$834	$703	$798	$649
Transactions between Citigroup and the noncontrolling-interest shareholders	—	(15)	(9)	(14)
Net income attributable to noncontrolling-interest shareholders	35	41	117	122
Distributions paid to noncontrolling-interest shareholders	(90)	—	(94)	(82)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	40	(37)	7	9
Other	—	—	—	8
Net change in noncontrolling interests	$(15)	$(11)	$21	$43
Balance, end of period	$819	$692	$819	$692
Total equity	$209,902	$210,195	$209,902	$210,195

(1)    See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)    Common dividends declared were $0.56 for 3Q24, $0.53 per share for both 1Q24 and 2Q24, $0.53 for 3Q23 and $0.51 per share for both 1Q23 and 2Q23.
(3)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors–approved common stock repurchase program.
(5)    See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2024	2023
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$9,943	$11,189
Net income attributable to noncontrolling interests	117	122
Citigroup’s net income	$9,826	$11,067
Income (loss) from discontinued operations, net of taxes	(2)	—
Income from continuing operations—excluding noncontrolling interests	$9,828	$11,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	—	(1,462)
Depreciation and amortization	3,292	3,388
Deferred income taxes	(1,574)	(979)
Provisions for credit losses and for benefits and claims	7,516	5,639
Realized gains from sales of investments	(210)	(151)
Impairment losses on investments and other assets	92	227
Change in trading account assets	(46,456)	(72,397)
Change in trading account liabilities	(12,811)	(6,023)
Change in brokerage receivables net of brokerage payables	7,909	(6,144)
Change in loans held-for-sale (HFS)	(3,211)	2,117
Change in other assets	(4,327)	(7,134)
Change in other liabilities(2)	(7,663)	(3,715)
Other, net	3,150	6,817
Total adjustments	$(54,293)	$(79,817)
Net cash provided by (used in) operating activities of continuing operations	$(44,465)	$(68,750)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$59,772	$30,342
Change in loans	(10,257)	(17,733)
Purchase of portfolio of consumer loans	(700)	—
Proceeds from sales and securitizations of loans	3,368	3,397
Net payment due to transfer of net liabilities associated with divestitures(1)	—	(1,166)
Available-for-sale (AFS) debt securities
Purchases of investments	(181,245)	(171,154)
Proceeds from sales of investments	40,839	35,580
Proceeds from maturities of investments	164,025	149,049
Held-to-maturity (HTM) debt securities
Purchases of investments	(11,878)	(734)
Proceeds from maturities of investments	17,340	6,955
Capital expenditures on premises and equipment and capitalized software	(4,812)	(4,818)
Proceeds from sales of premises and equipment and repossessed assets	201	16
Other, net	1,848	273
Net cash provided by (used in) investing activities of continuing operations	$78,501	$30,007
Cash flows from financing activities of continuing operations
Dividends paid	$(3,885)	$(3,899)
Issuance of preferred stock	3,786	2,739
Redemption of preferred stock	(5,050)	(750)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2024	2023
Treasury stock acquired	$(1,506)	$(1,429)
Stock tendered for payment of withholding taxes	(448)	(324)
Change in securities loaned and sold under agreements to repurchase	270	54,326
Issuance of long-term debt	78,163	52,465
Payments and redemptions of long-term debt	(67,529)	(50,296)
Change in deposits	1,318	(92,448)
Change in short-term borrowings	3,883	(5,430)
Net cash provided by (used in) financing activities of continuing operations	$9,002	$(45,046)
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(876)	$(4,249)
Change in cash, due from banks and deposits with banks	42,162	(88,038)
Cash, due from banks and deposits with banks at beginning of period	260,932	342,025
Cash, due from banks and deposits with banks at end of period	$303,094	$253,987
Cash and due from banks (including segregated cash and other deposits)	$25,266	$26,548
Deposits with banks, net of allowance	277,828	227,439
Cash, due from banks and deposits with banks at end of period	$303,094	$253,987
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes(3)	$4,464	$4,071
Cash paid during the period for interest	67,152	51,873
Non-cash investing activities(1)(4)(5)
Transfer of investment securities from HTM to AFS	$—	$3,324
Transfers to loans HFS (Other assets) from loans HFI	3,861	6,031
Transfers from loans HFS (Other assets) to loans HFI	—	322
Non-cash financing activities(1)(5)
Non-cash redemption of preferred stock and increase in short-term borrowings	$—	$1,500

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment and restructuring charges (see Note 9).
(3)    Includes net cash paid (received) for purchases and sales of nonrefundable, transferable tax credits.
(4)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer.
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of September 30, 2024.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (First Quarter of 2024 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Second Quarter of 2024 Form 10-Q).
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
ACCOUNTING CHANGES

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU was issued to address diversity in practice whereby certain entities included the impact of contractual restrictions when valuing equity securities, and it clarifies that a contractual restriction on the sale of an equity security should not be considered part of the unit of account of the equity security and, therefore, should not be considered in measuring fair value. The ASU also includes requirements for entities to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions.
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

See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for a discussion of 2023 accounting changes.

FUTURE ACCOUNTING CHANGES

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures of expenses by requiring public business entities to provide further disaggregation of relevant expense captions (i.e., employee compensation, depreciation, intangible asset amortization) in a separate note to the financial statements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses.
The ASU is required to be adopted on a retrospective or prospective basis and will be effective for Citi for its annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. Citi is currently evaluating the impact on its disclosures.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance requires that public business entities disclose on an annual basis a tabular rate reconciliation in eight specific categories disaggregated by nature and for foreign tax effects by jurisdiction that meet a 5% of pretax income multiplied by the applicable statutory tax rate or greater threshold annually. The eight categories include state and local income taxes, net of federal income tax effect; foreign tax effects; enactment of new tax laws; enactment of new tax credits; effect of cross-border tax laws; valuation allowances; nontaxable items and nondeductible items; and changes in unrecognized tax benefits. Additional disclosures include qualitative description of the state and local jurisdictions that contribute to the majority (greater than 50%) of the effect of the state and local income tax category and explanation of the nature and effect of changes in individual reconciling items. The guidance also requires entities annually to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and by jurisdiction identified based on the same 5% quantitative threshold.
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
Citi plans to adopt the ASU on a retrospective basis for its annual period ending December 31, 2024 and for the interim period beginning January 1, 2025.

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
Citi’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within All Other.
Citi’s Income (loss) from discontinued operations, net of taxes was $(1) million and $2 million for the three months ended September 30, 2024 and 2023, and $(2) million and $0 million for the nine months ended September 30, 2024 and 2023, respectively.
Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
As of September 30, 2024, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises: Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. Of the nine sale agreements, the five included in the table below were identified as significant disposals. The gains and losses included in the footnotes to the table below represent life-to-date amounts, which are periodically updated due to post-closing purchase price adjustments. As of September 30, 2024, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals:

			Income (loss) before taxes(6)
In millions of dollars			Three Months Ended September 30,		Nine Months Ended September 30,
Consumer banking business in	Sale agreement date	Closing date	2024	2023	2024	2023
Australia(1)	8/9/2021	6/1/2022	$—	$—	$—	$—
Philippines(2)	12/23/2021	8/1/2022	—	—	—	—
Thailand(3)	1/14/2022	11/1/2022	—	—	—	—
India(4)	3/30/2022	3/1/2023	—	—	—	2
Taiwan(5)	1/28/2022	8/12/2023	—	(1)	—	91

(1)    On June 1, 2022, Citi completed the sale of its Australia consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $9.4 billion in assets, including $9.3 billion of loans (net of allowance of $140 million) and excluding goodwill. The total amount of liabilities was $7.3 billion, including $6.8 billion in deposits. The transaction generated a pretax loss on sale of approximately $768 million ($644 million after-tax), subject to closing adjustments, recorded in Other revenue. The loss on sale primarily reflected the impact of an approximate pretax $620 million CTA loss (net of hedges) ($470 million after-tax) already reflected in the AOCI component of equity. The sale closed on June 1, 2022, and the CTA-related balance was removed from AOCI, resulting in a neutral CTA impact to Citi’s CET1 Capital. The income before taxes in the above table for Australia reflects Citi’s ownership through June 1, 2022.
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
(4)    On March 1, 2023, Citi completed the sale of its India consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $5.2 billion in assets, including $3.4 billion of loans (net of allowance of $32 million) and excluding goodwill. The total amount of liabilities was $5.2 billion, including $5.1 billion in deposits. The sale resulted in a pretax gain on sale of approximately $1.0 billion ($718 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes in the above table for India reflects Citi’s ownership through March 1, 2023.
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

Citi did not have any other significant disposals as of September 30, 2024.
As of November 7, 2024, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Other Business Exits

Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi disclosed its decision to wind down and close its Korea consumer banking business, which is reported in All Other—Legacy Franchises. In connection with the announcement, Citibank Korea Inc. (CKI) commenced a voluntary early termination program (Korea VERP). Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by those employees, at which time related charges are recorded in Compensation and benefit expenses.
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

Wind-Down Charges
The following tables provide details on Citi’s Russia wind-down charges:

	Three Months Ended September 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$3	$—	$3
Vendor termination and other costs(2)	1	—	1
Total	$4	$—	$4

	Program-to-date September 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$41	$10	$51
Vendor termination and other costs(2)	20	—	20
Total	$61	$10	$71

	Estimated additional charges as of September 30, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$19	$1	$20
Vendor termination and other costs(2)	22	—	22
Total	$41	$1	$42

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
During the third quarter of 2024, Citi reallocated certain deposit balances from Markets to All Other, to consolidate funding strategies across the Company. This change had no material impact to operating results of Markets or All Other. Prior periods were not reclassified and Citi’s consolidated results remained unchanged for all periods presented.
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

	Three Months Ended September 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking		USPB
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$3,435	$3,440	$1,405	$1,695	$527	$555	$5,293	$5,175
Non-interest revenue	1,593	1,196	3,412	3,053	1,070	818	(248)	(258)
Total revenues, net of interest expense	$5,028	$4,636	$4,817	$4,748	$1,597	$1,373	$5,045	$4,917
Provisions for credit losses and for benefits and claims	$127	$95	$141	$162	$177	$(56)	$1,909	$1,459
Provision (benefits) for income taxes	630	666	248	211	68	47	157	221
Income (loss) from continuing operations	1,683	1,355	1,089	1,065	236	157	522	756
Identifiable assets (September 30, 2024 and December 31, 2023)	$608	$586	$1,002	$1,008	$151	$148	$245	$242
Average loans	87	83	119	108	88	89	210	196
Average deposits	825	797	19	23	1	1	85	110

	Wealth		All Other(1)		Reconciling Items(1)		Total Citi
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$1,233	$1,164	$1,469	$1,799	$—	$—	$13,362	$13,828
Non-interest revenue	769	667	356	439	1	396	6,953	6,311
Total revenues, net of interest expense	$2,002	$1,831	$1,825	$2,238	$1	$396	$20,315	$20,139
Provisions for credit losses and for benefits and claims	$33	$(2)	$289	$199	$(1)	$(17)	$2,675	$1,840
Provision (benefits) for income taxes	85	32	(52)	(59)	(20)	85	1,116	1,203
Income (loss) from continuing operations	283	132	(494)	(94)	(45)	214	3,274	3,585
Identifiable assets (September 30, 2024 and December 31, 2023)	$230	$229	$195	$199			$2,431	$2,412
Average loans	150	151	33	35			687	662
Average deposits	316	305	65	79			1,311	1,315

	Nine Months Ended September 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking		USPB
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$9,977	$9,809	$5,149	$5,246	$1,636	$1,610	$15,622	$14,912
Non-interest revenue	4,497	3,776	10,111	10,037	3,324	2,127	(480)	(665)
Total revenues, net of interest expense	$14,474	$13,585	$15,260	$15,283	$4,960	$3,737	$15,142	$14,247
Provisions for credit losses and for benefits and claims	$164	$304	$329	$229	$16	$(327)	$6,428	$4,633
Provision (benefits) for income taxes	1,626	1,952	924	1,166	346	83	306	487
Income (loss) from continuing operations	4,696	3,894	3,979	4,066	1,172	265	990	1,619
Average loans	$84	$81	$119	$109	$89	$92	$207	$189
Average deposits	812	814	23	23	1	1	93	111

	Wealth		All Other(1)		Reconciling Items(1)		Total Citi
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$3,261	$3,371	$4,717	$6,128	$—	$—	$40,362	$41,076
Non-interest revenue	2,248	1,986	1,474	1,277	22	1,408	21,196	19,946
Total revenues, net of interest expense	$5,509	$5,357	$6,191	$7,405	$22	$1,408	$61,558	$61,022
Provisions for credit losses and for benefits and claims	$(146)	$(7)	$718	$844	$7	$(37)	$7,516	$5,639
Provision (benefits) for income taxes	202	104	(29)	(377)	(76)	409	3,299	3,824
Income (loss) from continuing operations	668	398	(1,389)	177	(171)	770	9,945	11,189
Average loans	$150	$150	$33	$36			$682	$657
Average deposits	316	311	71	79			1,316	1,339

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

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024(1)	2023(2)	2024(3)	2023(4)
Total segments and All Other—income from continuing operations(5)	$3,319	$3,371	$10,116	$10,419
Divestiture-related impact on:
Total revenues, net of interest expense	1	396	22	1,408
Total operating expenses	67	114	262	266
Provision (release) for credit losses	(1)	(17)	7	(37)
Provision (benefits) for income taxes	(20)	85	(76)	409
Income from continuing operations	$3,274	$3,585	$9,945	$11,189

(1)    The three months ended September 30, 2024 includes approximately $67 million in operating expenses (approximately $46 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The three months ended September 30, 2023 includes an approximate $403 million gain on sale recorded in revenue (approximately $284 million after various taxes) related to Citi’s sale of the Taiwan consumer banking business and approximately $114 million in operating expenses (approximately $78 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
(3)    The nine months ended September 30, 2024 includes approximately $262 million in operating expenses (approximately $181 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(4)    The nine months ended September 30, 2023 includes an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after various taxes) related to Citi’s sale of the India consumer banking business and an approximate $403 million gain on sale recorded in revenue (approximately $284 million after various taxes) related to Citi’s sale of the Taiwan consumer banking business. In addition, the nine months ended September 30, 2023 includes approximately $266 million in operating expenses (approximately $188 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
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

This page intentionally left blank.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Interest income
Consumer loans	$10,051	$9,609	$29,629	$27,195
Corporate loans	5,754	5,432	17,200	15,186
Loan interest, including fees	$15,805	$15,041	$46,829	$42,381
Deposits with banks	3,050	2,645	8,407	8,725
Securities borrowed and purchased under agreements to resell	7,293	7,363	22,326	18,791
Investments, including dividends	4,683	4,719	14,353	13,314
Trading account assets(1)	4,451	3,893	13,082	10,391
Other interest-earning assets(2)	1,174	1,176	3,669	3,277
Total interest income	$36,456	$34,837	$108,666	$96,879
Interest expense
Deposits	$10,319	$9,630	$30,965	$26,065
Securities loaned and sold under agreements to repurchase	7,328	6,090	21,256	14,609
Trading account liabilities(1)	792	892	2,417	2,549
Short-term borrowings and other interest-bearing liabilities(3)	2,009	1,956	5,873	5,382
Long-term debt	2,646	2,441	7,793	7,198
Total interest expense	$23,094	$21,009	$68,304	$55,803
Net interest income	$13,362	$13,828	$40,362	$41,076
Provision for credit losses on loans	2,382	1,816	7,163	5,314
Net interest income after provision for credit losses on loans	$10,980	$12,012	$33,199	$35,762

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

The following table presents Commissions and fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Investment banking(1)	$944	$694	$2,692	$2,018
Brokerage commissions(2)	653	565	1,895	1,776
Credit and bank card income(3)
Interchange fees	3,052	3,015	9,074	8,944
Card-related loan fees	162	123	439	360
Card rewards and partner payments	(3,187)	(3,159)	(9,292)	(9,284)
Deposit-related fees(4)	324	325	1,005	924
Transactional service fees(5)	344	327	1,043	978
Corporate finance(6)	164	89	512	277
Insurance distribution revenue(7)	76	77	238	257
Insurance premiums(8)	23	26	72	72
Loan servicing	19	21	54	71
Other	121	92	349	300
Total(9)	$2,695	$2,195	$8,081	$6,693

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $43 million and $129 million of revenue related to variable consideration for the three and nine months ended September 30, 2024, respectively, and $44 million and $158 million for the three and nine months ended September 30, 2023, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USPB and Services.
(4)    Deposit-related fees are earned primarily by Services.
(5)    Transactional service fees are earned primarily by Services.
(6)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(7)    Insurance distribution revenue is earned primarily by Wealth and Legacy Franchises within All Other.
(8)    Insurance premiums are earned primarily by Legacy Franchises within All Other.
(9)    Commissions and fees include $(2,791) million and $(8,162) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and nine months ended September 30, 2024, respectively, and $(2,897) million and $(8,497) million for the three and nine months ended September 30, 2023, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K for additional information on Citi’s administration and other fiduciary fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Custody fees(1)	$520	$469	$1,562	$1,424
Fiduciary fees(2)	403	370	1,183	1,024
Guarantee fees	136	132	397	408
Total administration and other fiduciary fees(3)	$1,059	$971	$3,142	$2,856

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $136 million and $132 million for the three months ended September 30, 2024 and 2023, and $397 million and $408 million for the nine months ended September 30, 2024 and 2023, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Interest rate risks(1)	$659	$782	$1,744	$2,447
Foreign exchange risks(2)	1,505	1,464	4,313	4,598
Equity risks(3)(4)	663	308	1,964	1,147
Commodity and other risks(5)	383	475	1,007	1,443
Credit products and risks(6)	9	(21)	339	(160)
Total	$3,219	$3,008	$9,367	$9,475

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
(4)    The nine months ended September 30, 2024 include an approximate $400 million episodic gain related to the Visa B exchange completed in the second quarter of 2024.
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

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Net Expense (Benefit)
The following tables summarize the components of net expense (benefit) recognized in the Consolidated Statement of Income for the Company’s pension and postretirement benefit plans for Significant Plans and All Other Plans. Service cost is reported in Compensation and benefits expenses and all other components of the net periodic benefit cost are reported in Other operating expenses in the Consolidated Statement of Income.

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$28	$29	$—	$—	$—	$—
Interest cost on benefit obligation	119	124	105	105	4	4	25	27
Expected return on assets	(150)	(160)	(80)	(84)	(3)	(3)	(19)	(20)
Amortization of unrecognized:
Prior service (benefit)	—	—	(1)	(1)	(2)	(2)	(1)	(2)
Net actuarial loss (gain)	43	39	18	20	(2)	(3)	3	(4)
Settlement loss(1)	—	—	4	5	—	—	—	—
Total net expense (benefit)	$12	$3	$74	$74	$(3)	$(4)	$8	$1

(1)    Settlement loss relates to divestiture activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$87	$87	$—	$—	$1	$1
Interest cost on benefit obligation	355	374	323	305	12	13	82	79
Expected return on assets	(453)	(481)	(249)	(247)	(8)	(10)	(61)	(59)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(3)	(4)	(7)	(7)	(5)	(6)
Net actuarial loss (gain)	134	118	61	54	(7)	(8)	8	(14)
Curtailment (gain)(1)	—	—	—	(8)	—	—	—	—
Settlement loss(1)	—	—	6	9	—	—	—	—
Total net expense (benefit)	$37	$12	$225	$196	$(10)	$(12)	$25	$1

(1)    Curtailment and settlement relate to divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant pension and postretirement benefit plans:

	Nine Months Ended September 30, 2024
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,640	$7,030	$343	$1,208
Plans measured annually	(18)	(1,663)	—	(219)
Projected benefit obligation at beginning of year—Significant Plans	$9,622	$5,367	$343	$989
First-quarter activity	(244)	(76)	(12)	(3)
Second-quarter activity	(231)	(376)	(11)	(116)
Projected benefit obligation at June 30, 2024—Significant Plans	$9,147	$4,915	$320	$870
Service cost	—	11	—	—
Interest cost on benefit obligation	120	86	4	22
Actuarial loss	403	33	10	14
Benefits paid, net of participants’ contributions	(224)	(84)	(9)	(22)
Foreign exchange impact	—	(90)	—	(62)
Projected benefit obligation at period end—Significant Plans	$9,446	$4,871	$325	$822
Change in plan assets
Plan assets at fair value at beginning of year	$10,210	$6,426	$231	$970
Plans measured annually	—	(1,198)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$10,210	$5,228	$231	$961
First-quarter activity	(201)	(112)	—	(8)
Second-quarter activity	(203)	(275)	(14)	(88)
Plan assets at fair value at June 30, 2024—Significant Plans	$9,806	$4,841	$217	$865
Actual return on plan assets	474	160	9	63
Company contributions, net of reimbursements	14	5	(2)	—
Benefits paid, net of participants’ contributions	(224)	(84)	(9)	(22)
Foreign exchange impact	—	(16)	—	(63)
Plan assets at fair value at period end—Significant Plans	$10,070	$4,906	$215	$843
Qualified plans(1)	$1,126	$35	$(110)	$21
Nonqualified plans(2)	(502)	—	—	—
Funded status of the plans at period end—Significant Plans	$624	$35	$(110)	$21
Net amount recognized at period end
Benefit asset	$1,126	$797	$—	$21
Benefit liability	(502)	(762)	(110)	—
Net amount recognized on the balance sheet—Significant Plans	$624	$35	$(110)	$21
Amounts recognized in AOCI at period end(3)
Prior service (expense) benefit	$—	$(8)	$66	$24
Net actuarial (loss) gain	(6,287)	(1,366)	105	(221)
Net amount recognized in AOCI (pretax)—Significant Plans	$(6,287)	$(1,374)	$171	$(197)
Accumulated benefit obligation at period end—Significant Plans	$9,423	$4,662	$325	$822

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

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning of period balance, net of tax(1)(2)	$(5,794)	$(6,050)	$(5,995)	$(5,755)
Actuarial assumptions changes and plan experience	(458)	78	818	703
Net gain (loss) due to difference between actual and expected returns	466	(10)	(614)	(676)
Net amortization	56	181	47	135
Curtailment/settlement loss	4	8	5	1
Foreign exchange impact and other	20	148	124	(95)
Change in deferred taxes, net	(39)	(100)	(68)	4
Change, net of tax	$49	$305	$312	$72
End of period balance, net of tax(1)(2)	$(5,745)	$(5,745)	$(5,683)	$(5,683)

(1)See Note 19 for further discussion of net AOCI balance.
(2)Includes net of tax amounts for certain profit-sharing plans outside the U.S.

Plan Assumptions
Certain assumptions used in determining pension and postretirement benefit obligations and net expense (benefit) for the Company’s Significant Plans are presented in the following tables:

During the period	Three Months Ended
	Sept. 30, 2024	Jun. 30, 2024	Sep. 30, 2023
Discount rate
U.S. plans
Qualified pension	5.50%	5.30%	5.40%
Nonqualified pension	5.60	5.40	5.45
Postretirement benefit plan	5.60	5.40	5.50
Non-U.S. pension plans
Range	1.25–11.40	1.35–11.00	1.80–10.40
Weighted average	8.08	7.92	7.72
Non-U.S. postretirement benefit plan	11.40	11.05	10.40
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. pension plans
Range	4.30–9.60	4.20–9.60	4.50–9.90
Weighted average	6.48	6.51	6.56
Non-U.S. postretirement benefit plan	9.40	9.40	8.70

At period ended(1)	Sept. 30, 2024	Jun. 30, 2024	Sep. 30, 2023
Discount rate
U.S. plans
Qualified pension	4.90%	5.50%	6.05%
Nonqualified pension	4.95	5.60	6.10
Postretirement benefit plan	4.90	5.60	6.10
Non-U.S. pension plans
Range	0.95–11.05	1.25–11.40	1.85–11.55
Weighted average	7.77	8.08	8.35
Non-U.S. postretirement benefit plan	11.20	11.40	11.55
Expected return on assets
U.S. plans
Qualified pension	5.70	5.70	5.70
Postretirement benefit plan	5.70/3.00	5.70/3.00	5.70/3.00
Non-U.S. pension plans
Range	4.30–9.60	4.30–9.60	4.50–9.90
Weighted average	6.42	6.48	6.70
Non-U.S. postretirement benefit plan	9.40	9.40	8.70

(1)    Discount rates and expected return on assets at the end of each quarter are utilized in the following quarter’s expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly net expense (benefit) of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2024
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$6	$(6)
Non-U.S. plans	(2)	3
Postretirement
Non-U.S. plans	(1)	1

Contributions

For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2024.
The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2024 and 2023, as well as expected Company contributions for the remainder of 2024 and the actual contributions made in 2023:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Company contributions(2) for the nine months ended September 30	$43	$43	$80	$87	$8	$—	$7	$7
Company net contributions made during the remainder of the year	—	15	—	31	—	8	—	2
Company contributions expected to be made during the remainder of the year	16	—	21	—	2	—	3	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
U.S. plans	$141	$138	$439	$413
Non-U.S. plans	110	114	354	342

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$2	$2
Total service-related expense	$1	$1	$2	$2
Non-service-related expense	5	5	18	10
Total net expense	$6	$6	$20	$12

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
Citi has recorded net restructuring charges of approximately $1.051 billion program-to-date.
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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Balance at December 31, 2022	$—	$—	$—
4Q23 restructuring charges	687	94	781
4Q23 payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$237	$54	$291
Change in estimate(1)	(66)	—	(66)
Net restructuring charges	$171	$54	$225
Payments and utilization	$(127)	$(46)	$(173)
Foreign exchange	—	—	—
Balance at March 31, 2024	$731	$33	$764
Restructuring charges	$81	$—	$81
Change in estimate(1)(2)	(42)	(3)	(45)
Net restructuring charges	$39	$(3)	$36
Payments and utilization	$(497)	$(30)	$(527)
Foreign exchange	(1)	—	(1)
Balance at June 30, 2024	$272	$—	$272
Restructuring charges	$34	$—	$34
Change in estimate(1)	(25)	—	(25)
Net restructuring charges	$9	$—	$9
Payments and utilization	$(169)	$—	$(169)
Foreign exchange	(10)	—	(10)
Balance at September 30, 2024	$102	$—	$102

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2024	2023	2024	2023
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,274	$3,585	$9,945	$11,189
Less: Noncontrolling interests from continuing operations	35	41	117	122
Net income from continuing operations (for EPS purposes)	$3,239	$3,544	$9,828	$11,067
Income (loss) from discontinued operations, net of taxes	(1)	2	(2)	—
Citigroup’s net income	$3,238	$3,546	$9,826	$11,067
Less: Preferred dividends	277	333	798	898
Net income available to common shareholders	$2,961	$3,213	$9,028	$10,169
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	56	53	133	121
Net income allocated to common shareholders for basic EPS	$2,905	$3,160	$8,895	$10,048
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,899.9	1,924.4	1,906.0	1,936.9
Basic earnings per share(2)
Income from continuing operations	$1.53	$1.64	$4.67	$5.19
Discontinued operations	—	—	—	—
Net income per share—basic(4)	$1.53	$1.64	$4.67	$5.19
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$2,905	$3,160	$8,895	$10,048
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	20	16	54	42
Net income allocated to common shareholders for diluted EPS	$2,925	$3,176	$8,949	$10,090
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,899.9	1,924.4	1,906.0	1,936.9
Effect of dilutive securities(3)
Other employee plans	40.4	27.3	37.1	24.6
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,940.3	1,951.7	1,943.1	1,961.5
Diluted earnings per share(2)
Income from continuing operations	$1.51	$1.63	$4.61	$5.14
Discontinued operations	—	—	—	—
Net income per share—diluted(4)	$1.51	$1.63	$4.61	$5.14

(1)Other relevant items include issuance costs of $11 million and $5 million in the third quarter of 2024 related to the redemption of preferred stock series M and U, respectively, $8 million in the second quarter of 2024 related to the redemption of preferred stock Series D, $12 million in the first quarter of 2024 related to the remaining redemption of preferred stock Series J, and a benefit of $14 million in the second quarter of 2024 related to the reversal of the 1% excise tax on preferred stock redemptions during 2023 due to the IRS final regulations issued in June 2024. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 20. The total for this line also includes dividends and undistributed earnings ($40 million combined for the third quarter of 2024) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the three and nine months ended September 30, 2024 and 2023, there were no weighted-average options outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2024	December 31, 2023
Securities purchased under agreements to resell	$213,896	$267,319
Securities borrowed	72,036	78,408
Total, net(1)	$285,932	$345,727
Allowance for credit losses on securities purchased and borrowed(2)	(4)	(27)
Total, net of allowance	$285,928	$345,700

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$263,298	$264,958
Securities loaned	15,079	13,149
Total, net(1)	$278,377	$278,107

(1)    The above tables do not include securities-for-securities lending transactions of $6.3 billion and $4.3 billion at September 30, 2024 and December 31, 2023, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of September 30, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$534,884	$320,988	$213,896	$203,093	$10,803
Securities borrowed	92,763	20,727	72,036	21,950	50,086
Total	$627,647	$341,715	$285,932	$225,043	$60,889

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$584,286	$320,988	$263,298	$212,930	$50,368
Securities loaned	35,806	20,727	15,079	11,493	3,586
Total	$620,092	$341,715	$278,377	$224,423	$53,954

	As of December 31, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$515,533	$248,214	$267,319	$244,783	$22,536
Securities borrowed	97,881	19,473	78,408	25,433	52,975
Total	$613,414	$267,687	$345,727	$270,216	$75,511

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$513,172	$248,214	$264,958	$181,794	$83,164
Securities loaned	32,622	19,473	13,149	2,441	10,708
Total	$545,794	$267,687	$278,107	$184,235	$93,872

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$324,208	$154,200	$47,348	$58,530	$584,286
Securities loaned	27,057	142	513	8,094	35,806
Total	$351,265	$154,342	$47,861	$66,624	$620,092

	As of December 31, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$289,907	$134,870	$35,639	$52,756	$513,172
Securities loaned	24,997	—	1,270	6,355	32,622
Total	$314,904	$134,870	$36,909	$59,111	$545,794

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$272,578	$64	$272,642
State and municipal securities	166	13	179
Foreign government securities	167,853	546	168,399
Corporate bonds	17,635	231	17,866
Equity securities	19,266	34,652	53,918
Mortgage-backed securities	98,421	—	98,421
Asset-backed securities	2,430	—	2,430
Other	5,937	300	6,237
Total	$584,286	$35,806	$620,092

	As of December 31, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$223,343	$461	$223,804
State and municipal securities	447	2	449
Foreign government securities	174,661	118	174,779
Corporate bonds	12,403	195	12,598
Equity securities	5,853	31,574	37,427
Mortgage-backed securities	85,014	21	85,035
Asset-backed securities	3,032	178	3,210
Other	8,419	73	8,492
Total	$513,172	$32,622	$545,794

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2024	December 31, 2023
Receivables from customers	$19,657	$15,986
Receivables from brokers, dealers and clearing organizations	43,996	37,929
Total brokerage receivables(1)	$63,653	$53,915
Payables to customers	$57,731	$49,206
Payables to brokers, dealers and clearing organizations	23,455	14,333
Total brokerage payables(1)	$81,186	$63,539

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2024	December 31, 2023
Debt securities available-for-sale (AFS)	$234,444	$256,936
Debt securities held-to-maturity (HTM)(1)	248,274	254,247
Marketable equity securities carried at fair value(2)	207	258
Non-marketable equity securities carried at fair value(2)(5)	648	508
Non-marketable equity securities measured using the measurement alternative(3)	1,762	1,639
Non-marketable equity securities carried at cost(4)	5,336	5,497
Total investments(6)	$490,671	$519,085

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
(5)    Includes $25 million and $25 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at September 30, 2024 and December 31, 2023, respectively.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2024 and December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended September 30, 2024 and 2023.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Taxable interest	$4,513	$4,547	$13,841	$12,831
Interest exempt from U.S. federal income tax	78	83	239	252
Dividend income	92	89	273	231
Total interest and dividend income on investments	$4,683	$4,719	$14,353	$13,314

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Gross realized investment gains	$108	$83	$394	$262
Gross realized investment losses	(36)	(53)	(184)	(111)
Net realized gains on sales of investments	$72	$30	$210	$151

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2024					December 31, 2023
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$32,244	$211	$578	$—	$31,877	$30,279	$170	$734	$—	$29,715
Residential	628	—	3	—	625	426	—	3	—	423
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$32,873	$211	$581	$—	$32,503	$30,706	$170	$737	$—	$30,139
U.S. Treasury and federal agency securities
U.S. Treasury	$60,069	$60	$585	$—	$59,544	$81,684	$59	$1,382	$—	$80,361
Total U.S. Treasury and federal agency securities	$60,069	$60	$585	$—	$59,544	$81,684	$59	$1,382	$—	$80,361
State and municipal	$1,956	$9	$78	$—	$1,887	$2,204	$18	$91	$—	$2,131
Foreign government	129,843	629	832	—	129,640	132,045	528	1,375	—	131,198
Corporate	5,789	32	131	8	5,682	5,610	18	208	8	5,412
Asset-backed securities(1)	823	15	—	—	838	921	17	—	—	938
Other debt securities	4,350	2	2	—	4,350	6,754	4	1	—	6,757
Total debt securities AFS	$235,703	$958	$2,209	$8	$234,444	$259,924	$814	$3,794	$8	$256,936

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
(3)Amortized cost includes unallocated portfolio layer cumulative basis adjustments of $0.3 billion as of September 30, 2024. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio layer hedges cumulative basis adjustments were $0.4 billion and $(0.5) billion, respectively, as of September 30, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$11,165	$82	$9,121	$496	$20,286	$578
Residential	373	1	242	2	615	3
Total mortgage-backed securities	$11,538	$83	$9,363	$498	$20,901	$581
U.S. Treasury and federal agency securities
U.S. Treasury	$11,006	$66	$34,798	$519	$45,804	$585
Total U.S. Treasury and federal agency securities	$11,006	$66	$34,798	$519	$45,804	$585
State and municipal	$692	$41	$561	$37	$1,253	$78
Foreign government	21,201	230	21,560	602	42,761	832
Corporate	1,965	50	1,599	81	3,564	131
Asset-backed securities	2	—	—	—	2	—
Other debt securities	1,204	1	561	1	1,765	2
Total debt securities AFS	$47,608	$471	$68,442	$1,738	$116,050	$2,209
December 31, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,602	$86	$9,734	$648	$18,336	$734
Residential	352	1	34	2	386	3
Total mortgage-backed securities	$8,954	$87	$9,768	$650	$18,722	$737
U.S. Treasury and federal agency securities
U.S. Treasury	$11,851	$113	$57,669	$1,269	$69,520	$1,382
Total U.S. Treasury and federal agency securities	$11,851	$113	$57,669	$1,269	$69,520	$1,382
State and municipal	$906	$17	$324	$74	$1,230	$91
Foreign government	42,250	540	29,176	835	71,426	1,375
Corporate	2,319	103	1,619	105	3,938	208
Asset-backed securities	154	—	16	—	170	—
Other debt securities	1,864	1	228	—	2,092	1
Total debt securities AFS	$68,298	$861	$98,800	$2,933	$167,098	$3,794

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2024
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$19	$19
After 1 but within 5 years	871	863
After 5 but within 10 years	567	554
After 10 years	31,117	31,067
Total(2)	$32,574	$32,503
U.S. Treasury and federal agency securities
Due within 1 year	$37,761	$37,448
After 1 but within 5 years	22,105	21,914
After 5 but within 10 years	203	182
After 10 years	—	—
Total	$60,069	$59,544
State and municipal
Due within 1 year	$12	$12
After 1 but within 5 years	132	127
After 5 but within 10 years	478	467
After 10 years	1,334	1,281
Total	$1,956	$1,887
Foreign government
Due within 1 year	$56,098	$56,077
After 1 but within 5 years	68,476	68,368
After 5 but within 10 years	4,676	4,662
After 10 years	593	533
Total	$129,843	$129,640
All other(3)
Due within 1 year	$5,602	$5,593
After 1 but within 5 years	4,465	4,402
After 5 but within 10 years	843	846
After 10 years	52	29
Total	$10,962	$10,870
Total debt securities AFS(2)	$235,404	$234,444

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio layer cumulative basis adjustments of $0.3 billion as of September 30, 2024.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$74,315	$9	$7,113	$67,211
Non-U.S. residential	139	1	—	140
Commercial	1,142	5	110	1,037
Total mortgage-backed securities	$75,596	$15	$7,223	$68,388
U.S. Treasury securities	$131,350	$—	$6,371	$124,979
State and municipal	8,958	67	457	8,568
Foreign government	1,506	11	7	1,510
Asset-backed securities(2)	30,864	53	52	30,865
Total debt securities HTM, net	$248,274	$146	$14,110	$234,310
December 31, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$79,689	$7	$8,603	$71,093
Non-U.S. residential	198	—	—	198
Commercial	1,146	2	156	992
Total mortgage-backed securities	$81,033	$9	$8,759	$72,283
U.S. Treasury securities	$131,776	$—	$9,908	$121,868
State and municipal	9,182	73	477	8,778
Foreign government	2,210	—	58	2,152
Asset-backed securities(2)	30,046	9	135	29,920
Total debt securities HTM, net	$254,247	$91	$19,337	$235,001

(1)Amortized cost is reported net of ACL of $141 million and $95 million at September 30, 2024 and December 31, 2023, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2024
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$13	$13
After 1 but within 5 years	1,231	1,190
After 5 but within 10 years	785	750
After 10 years	73,567	66,435
Total	$75,596	$68,388
U.S. Treasury securities
Due within 1 year	$38,577	$38,023
After 1 but within 5 years	92,773	86,956
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$131,350	$124,979
State and municipal
Due within 1 year	$33	$33
After 1 but within 5 years	159	161
After 5 but within 10 years	1,724	1,666
After 10 years	7,042	6,708
Total	$8,958	$8,568
Foreign government
Due within 1 year	$811	$814
After 1 but within 5 years	695	696
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$1,506	$1,510
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	10,779	10,788
After 10 years	20,085	20,077
Total	$30,864	$30,865
Total debt securities HTM	$248,274	$234,310

(1)Amortized cost is reported net of ACL of $141 million at September 30, 2024.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at September 30, 2024 and December 31, 2023.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of September 30, 2024 and December 31, 2023.

Evaluating Investments for Impairment—AFS Debt Securities

Overview
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$13	$43	$36	$137

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $8 million and $8 million as of September 30, 2024 and December 31, 2023, respectively.

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2024 and December 31, 2023:

In millions of dollars	September 30, 2024	December 31, 2023
Measurement alternative:
Carrying value	$1,762	$1,639

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Measurement alternative(1):
Impairment losses	$32	$27	$56	$90
Downward changes for observable prices	1	4	2	24
Upward changes for observable prices	25	17	77	49

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2024
Measurement alternative:
Impairment losses	$385
Downward changes for observable prices	36
Upward changes for observable prices	1,027

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended September 30, 2024 and 2023, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2024	December 31, 2023
In North America offices(1)
Commercial and industrial	$58,403	$61,008
Financial institutions	38,796	39,393
Mortgage and real estate(2)	18,353	17,813
Installment and other	23,147	23,335
Lease financing	233	227
Total	$138,932	$141,776
In offices outside North America(1)
Commercial and industrial	$98,024	$93,402
Financial institutions	25,879	26,143
Mortgage and real estate(2)	7,900	7,197
Installment and other	25,693	27,907
Lease financing	41	48
Governments and official institutions	3,237	3,599
Total	$160,774	$158,296
Corporate loans, net of unearned income, excluding portfolio layer hedges cumulative basis adjustments(3)(4)(5)	$299,706	$300,072
Unallocated portfolio layer hedges cumulative basis adjustments(6)	$65	$93
Corporate loans, net of unearned income(3)(4)(5)	$299,771	$300,165

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($912) million and ($917) million at September 30, 2024 and December 31, 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2024 and December 31,
2023, which is included in Other assets on the Consolidated Balance Sheet.
(5)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three and nine months ended September 30, 2024 and 2023.
(6)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $1.5 billion and $3.8 billion of corporate loans during the three and nine months ended September 30, 2024, and $1.3 billion and $4.2 billion of corporate loans during the three and nine months ended September 30, 2023, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2024 or 2023.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$177	$79	$256	$353	$153,502	$154,111
Financial institutions	10	—	10	27	64,351	64,388
Mortgage and real estate	39	1	40	476	25,736	26,252
Lease financing	—	—	—	—	274	274
Other	53	10	63	88	46,726	46,877
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,804
Total(5)	$279	$90	$369	$944	$290,589	$299,706

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$308	$118	$426	$717	$150,308	$151,451
Financial institutions	9	7	16	51	64,993	65,060
Mortgage and real estate	66	3	69	868	24,001	24,938
Lease financing	—	—	—	—	275	275
Other	66	17	83	246	50,738	51,067
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,281
Total(5)	$449	$145	$594	$1,882	$290,315	$300,072

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
(5)Excludes $65 million and $93 million of unallocated portfolio layer cumulative basis adjustments at September 30, 2024 and December 31, 2023, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	September 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$38,306	$11,198	$5,627	$3,187	$1,636	$6,447	$34,525	$100,926
Financial institutions(4)	9,203	3,136	1,371	795	282	1,736	40,053	56,576
Mortgage and real estate	3,687	4,177	3,826	3,030	2,075	1,824	235	18,854
Other(5)	3,878	3,074	3,907	821	737	5,183	25,852	43,452
Total investment grade	$55,074	$21,585	$14,731	$7,833	$4,730	$15,190	$100,665	$219,808
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,506	$5,242	$3,929	$1,939	$284	$2,656	$19,275	$52,831
Financial institutions(4)	3,331	679	437	456	1	323	2,557	7,784
Mortgage and real estate	473	877	1,670	1,384	726	1,322	471	6,923
Other(5)	642	540	374	274	220	251	1,311	3,612
Non-accrual
Commercial and industrial(4)	32	40	43	28	15	39	156	353
Financial institutions	3	—	—	—	—	—	24	27
Mortgage and real estate	1	3	156	7	29	244	36	476
Other(5)	6	8	—	35	—	14	25	88
Total non-investment grade	$23,994	$7,389	$6,609	$4,123	$1,275	$4,849	$23,855	$72,094
Loans at fair value(6)								$7,804
Corporate loans, net of unearned income(7)	$79,068	$28,974	$21,340	$11,956	$6,005	$20,039	$124,520	$299,706

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$47,811	$7,738	$3,641	$2,279	$2,604	$6,907	$34,956	$105,936
Financial institutions(4)	11,002	2,356	2,834	424	557	1,847	36,715	55,735
Mortgage and real estate	3,628	4,433	3,595	2,544	1,238	1,582	66	17,086
Other(5)	4,653	5,781	1,072	1,029	812	5,302	29,335	47,984
Total investment grade	$67,094	$20,308	$11,142	$6,276	$5,211	$15,638	$101,072	$226,741
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,570	$4,785	$1,914	$1,359	$732	$2,526	$15,912	$44,798
Financial institutions(4)	4,207	748	1,084	56	194	260	2,725	9,274
Mortgage and real estate	1,034	1,234	1,378	947	755	1,016	620	6,984
Other(5)	653	434	248	158	211	155	1,253	3,112
Non-accrual
Commercial and industrial	53	46	84	35	45	93	361	717
Financial institutions(4)	—	—	—	—	—	—	51	51
Mortgage and real estate	118	233	8	38	110	308	53	868
Other(5)	8	—	41	—	55	12	130	246
Total non-investment grade	$23,643	$7,480	$4,757	$2,593	$2,102	$4,370	$21,105	$66,050
Loans at fair value(6)								$7,281
Corporate loans, net of unearned income	$90,737	$27,788	$15,899	$8,869	$7,313	$20,008	$122,177	$300,072

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
(7)Excludes $65 million and $93 million of unallocated portfolio layer hedges cumulative basis adjustments at September 30, 2024 and December 31, 2023, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the nine months ended September 30, 2024, by year of loan origination:

	For the Nine Months Ended September 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$10	$2	$3	$9	$4	$15	$167	$210
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	11	—	—	84	22	155
Other(1)	—	—	—	—	—	16	29	45
Total	$11	$39	$14	$9	$4	$116	$227	$420

The table below details gross credit losses recognized during the nine months ended September 30, 2023, by year of loan origination:

	For the Nine Months Ended September 30, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$9	$19	$1	$1	$—	$2	$73	$105
Financial institutions	—	—	—	—	—	—	38	38
Mortgage and real estate	—	—	—	1	—	2	1	4
Other(1)	—	—	—	—	—	—	50	50
Total	$9	$19	$1	$2	$—	$4	$162	$197

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	September 30, 2024		December 31, 2023
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$196	$93	$507	$168
Financial institutions	24	5	48	15
Mortgage and real estate	189	23	697	128
Other	58	19	185	51
Total non-accrual corporate loans with specific allowances	$467	$140	$1,437	$362
Non-accrual corporate loans without specific allowances
Commercial and industrial	$157	N/A	$210	N/A
Financial institutions	4	N/A	3	N/A
Mortgage and real estate	286	N/A	171	N/A
Lease financing	—	N/A	—	N/A
Other	30	N/A	61	N/A
Total non-accrual corporate loans without specific allowances	$477	N/A	$445	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and nine months ended September 30, 2024 was $28 million and $58 million, and for the three and nine months ended September 30, 2023 was $6 million and $31 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and nine months ended September 30, 2024 and September 30, 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Nine Months Ended September 30, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at September 30, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2024
Commercial and industrial	$4	$4	$—	6
Financial institutions	—	—	—	—
Mortgage and real estate	49	49	—	6
Other(5)	—	—	—	—
Total	$53	$53	$—
Nine Months Ended September 30, 2024
Commercial and industrial	$107	$107	$—	11
Financial institutions	—	—	—	—
Mortgage and real estate	130	130	—	7
Other(5)	—	—	—	—
Total	$237	$237	$—

	For the Three and Nine Months Ended September 30, 2023
In millions of dollars, except for weighted-average term extension	Total modifications balance at September 30, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2023
Commercial and industrial	$25	$25	$—	22
Financial institutions	—	—	—	—
Mortgage and real estate	35	35	—	55
Other(5)	—	—	—	—
Total	$60	$60	$—
Nine Months Ended September 30, 2023
Commercial and industrial	$93	$70	$23	28
Financial institutions	—	—	—	—
Mortgage and real estate	85	84	1	37
Other(5)	—	—	—	—
Total	$178	$154	$24

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of September 30, 2024 and September 30, 2023.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $924 million and $1 billion as of September 30, 2024 and September 30, 2023, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended September 30, 2024 and December 31, 2023:

	As of September 30, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$107	$107	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	130	130	—	—
Other(2)	—	—	—	—
Total	$237	$237	$—	$—

	As of December 31, 2023(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$198	$198	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	144	144	—	—
Other(2)	—	—	—	—
Total	$342	$342	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended September 30, 2024 and 2023. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

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
•Personal, small business and other loans are primarily composed of classifiably managed loans to customers of Wealth (mostly within the Private Bank) who are typically high credit quality borrowers who historically experienced minimal delinquencies and credit losses. Loans to these borrowers are generally well collateralized in the form of liquid securities and other forms of collateral.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,186	$395	$314	$231	$114,126	$110	$389	$499	$120
Home equity loans(7)(8)	3,137	28	77	—	3,242	25	133	158	—
Credit cards	158,833	2,356	2,510	—	163,699	—	—	—	2,510
Personal, small business and other(9)	33,157	97	53	1	33,308	6	52	58	3
Total	$308,313	$2,876	$2,954	$232	$314,375	$141	$574	$715	$2,633
In offices outside North America(5)
Residential mortgages(6)	$25,603	$40	$59	$—	$25,702	$—	$197	$197	$—
Credit cards	12,532	194	204	—	12,930	—	204	204	69
Personal, small business and other(9)	35,333	103	38	—	35,474	—	106	106	—
Total	$73,468	$337	$301	$—	$74,106	$—	$507	$507	$69
Total excluding portfolio layer cumulative basis adjustments	$381,781	$3,213	$3,255	$232	$388,481	$141	$1,081	$1,222	$2,702
Unallocated portfolio layer hedges cumulative basis adjustments(10)					$670
Total Citigroup(11)(12)					$389,151

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$107,720	$462	$294	$235	$108,711	$105	$384	$489	$120
Home equity loans(7)(8)	3,471	36	85	—	3,592	48	126	174	—
Credit cards	159,966	2,293	2,461	—	164,720	—	—	—	2,461
Personal, small business and other(9)	35,970	104	57	4	36,135	6	59	65	5
Total	$307,127	$2,895	$2,897	$239	$313,158	$159	$569	$728	$2,586
In offices outside North America(5)
Residential mortgages(6)	$26,309	$48	$69	$—	$26,426	$—	$243	$243	$—
Credit cards	13,797	209	227	—	14,233	—	211	211	88
Personal, small business and other(9)	35,233	107	40	—	35,380	—	133	133	—
Total	$75,339	$364	$336	$—	$76,039	$—	$587	$587	$88
Total Citigroup(11)(12)	$382,466	$3,259	$3,233	$239	$389,197	$159	$1,156	$1,315	$2,674

(1)Loans less than 30 days past due are presented as current.
(2)Includes $302 million and $313 million at September 30, 2024 and December 31, 2023, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $26.0 billion and $18.2 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at September 30, 2024. Excludes delinquencies on $29.2 billion and $17.0 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2023.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at September 30, 2024 and December 31, 2023, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $20.0 billion of residential mortgages outside North America related to Wealth at September 30, 2024. Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.9 billion of residential mortgages outside North America related to Wealth at December 31, 2023.
(7)Includes less than $0.1 billion and less than $0.1 billion at September 30, 2024 and December 31, 2023, respectively, of home equity loans in process of foreclosure.

(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of September 30, 2024, Wealth in North America includes $28.3 billion of loans, of which $26.0 billion are classifiably managed with 82% rated investment grade, and Wealth outside North America includes $26.3 billion of loans, of which $18.2 billion are classifiably managed with 58% rated investment grade. As of December 31, 2023, Wealth in North America includes $31.6 billion of loans, of which $29.2 billion are classifiably managed with 92% rated investment grade, and Wealth outside North America includes $24.9 billion of loans, of which $17.0 billion are classifiably managed with 74% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $883 million and $802 million at September 30, 2024 and December 31, 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at September 30, 2024 and December 31, 2023, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and nine months ended September 30, 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $1.2 billion, respectively. During the three and nine months ended September 30, 2023, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.3 billion and $0.8 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
In North America offices(1)
Residential first mortgages	$2	$2	$7	$8
Home equity loans	1	2	4	5
Credit cards	—	—	—	—
Personal, small business and other	1	1	1	2
Total	$4	$5	$12	$15
In offices outside North America(1)
Residential mortgages	$2	$2	$7	$7
Credit cards	—	—	—	—
Personal, small business and other	—	—	1	—
Total	$2	$2	$8	$7
Total Citigroup	$6	$7	$20	$22

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the three and nine months ended September 30, 2024, the Company sold and/or reclassified to held-for-sale $2 million and $61 million of consumer loans, respectively. During the three and nine months ended September 30, 2023, the Company sold and/or reclassified to held-for-sale $1 million and $1,831 million of consumer loans, respectively. The decline was mainly due to the reclassification of a larger mortgage portfolio to HFS in the first quarter of 2023. Except for the acquisition of an approximate $700 million credit card portfolio during the quarter, the Company did not have significant purchases of consumer loans classified as held-for-investment for the three and nine months ended September 30, 2024 or 2023. Loans held by a business for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available. With respect to Citi’s consumer loan portfolio outside of the U.S. as of September 30, 2024 and December 31, 2023 ($76.2 billion and $77.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	September 30, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2024	$92	$1,729	$8,187
2023	198	2,564	13,613
2022	382	3,211	16,299
2021	323	2,877	14,699
2020	228	2,131	12,356
Prior	1,602	4,987	21,098
Total residential first mortgages	$2,825	$17,499	$86,252	$—	$7,550	$114,126
Home equity line of credit (pre-reset)	$278	$797	$1,634
Home equity line of credit (post-reset)	61	78	76
Home equity term loans	49	94	116
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	49	93	113
Total home equity loans	$388	$969	$1,826	$—	$59	$3,242
Credit cards	$22,423	$58,214	$78,281
Revolving loans converted to term loans(4)	1,350	621	124
Total credit cards(5)	$23,773	$58,835	$78,405	$—	$2,063	$163,076
Personal, small business and other
2024	$58	$279	$910
2023	136	327	700
2022	151	216	334
2021	34	47	68
2020	3	4	6
Prior	96	155	153
Total personal, small business and other(6)(7)	$478	$1,028	$2,171	$26,022	$2,781	$32,480
Total(8)	$27,464	$78,331	$168,654	$26,022	$12,453	$312,924

FICO score distribution—U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2023	$163	$2,758	$14,309
2022	339	3,423	16,834
2021	270	3,107	15,094
2020	232	2,143	12,827
2019	138	1,382	6,266
Prior	1,377	4,122	16,164
Total residential first mortgages	$2,519	$16,935	$81,494	$—	$7,763	$108,711
Home equity line of credit (pre-reset)	$300	$905	$1,873
Home equity line of credit (post-reset)	61	76	69
Home equity term loans	56	111	136
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	2	1	2
2019	—	1	2
Prior	54	109	131
Total home equity loans	$417	$1,092	$2,078	$—	$5	$3,592
Credit cards	$21,899	$57,479	$81,168
Revolving loans converted to term loans(4)	1,011	490	108
Total credit cards(5)	$22,910	$57,969	$81,276	$—	$1,955	$164,110
Personal, small business and other
2023	$88	$343	$996
2022	204	351	583
2021	52	83	128
2020	6	9	14
2019	5	7	8
Prior	96	169	168
Total personal, small business and other(6)(7)	$451	$962	$1,897	$29,209	$2,739	$35,258
Total	$26,297	$76,958	$166,745	$29,209	$12,462	$311,671

(1)    The FICO bands in the tables are consistent with general industry peer presentations.
(2)    These personal, small business and other loans without a FICO score available include $26.0 billion and $29.2 billion of Private Bank loans as of September 30, 2024 and December 31, 2023, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of September 30, 2024 and December 31, 2023, approximately 82% and 92% of these loans, respectively, were rated investment grade.
(3)    FICO scores not available primarily relate to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)    Not included in the tables above are $35 million and $51 million of revolving credit card loans outside of the U.S. that were converted to term loans as of September 30, 2024 and December 31, 2023, respectively.
(5)    Excludes $623 million and $610 million of balances related to Canada for September 30, 2024 and December 31, 2023, respectively.
(6)    Excludes $828 million and $877 million of balances related to Canada for September 30, 2024 and December 31, 2023, respectively.
(7)    Includes approximately $25 million and $37 million of personal revolving loans that were converted to term loans for September 30, 2024 and December 31, 2023, respectively.
(8)    Excludes $670 million of unallocated portfolio layer hedges cumulative basis adjustments at September 30, 2024.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the nine months ended September 30, 2024 and 2023, by year of loan origination:

In millions of dollars	Nine Months Ended September 30, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	27
Total residential first mortgages	$28
Home equity line of credit (pre-reset)	$5
Home equity line of credit (post-reset)	1
Home equity term loans	1
Total home equity loans	$7
Credit cards	$6,787
Revolving loans converted to term loans	188
Total credit cards	$6,975
Personal, small business and other
2024	$101
2023	152
2022	131
2021	51
2020	20
Prior	129
Total personal, small business and other	$584
Total Citigroup	$7,594

In millions of dollars	Nine Months Ended September 30, 2023
Residential first mortgages
2023	$—
2022	2
2021	—
2020	1
2019	5
Prior	31
Total residential first mortgages	$39
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	2
Total home equity loans	$4
Credit cards	$4,598
Revolving loans converted to term loans	132
Total credit cards	$4,730
Personal, small business and other
2023	$110
2022	146
2021	83
2020	34
2019	38
Prior	132
Total personal, small business and other	$543
Total Citigroup	$5,316

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

LTV distribution—U.S. portfolio	September 30, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$7,881	$2,203	$—
2023	14,646	2,130	2
2022	18,864	1,987	54
2021	18,448	467	33
2020	15,587	264	1
Prior	29,438	373	25
Total residential first mortgages	$104,864	$7,424	$115	$1,723	$114,126
Home equity loans (pre-reset)	$2,619	$27	$49
Home equity loans (post-reset)	449	4	9
Total home equity loans	$3,068	$31	$58	$85	$3,242
Total(2)	$107,932	$7,455	$173	$1,808	$117,368

LTV distribution—U.S. portfolio	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$13,907	$3,769	$3
2022	17,736	3,900	52
2021	18,795	728	33
2020	16,094	306	1
2019	8,198	191	26
Prior	23,120	191	23
Total residential first mortgages	$97,850	$9,085	$138	$1,638	$108,711
Home equity loans (pre-reset)	$2,964	$29	$57
Home equity loans (post-reset)	476	5	12
Total home equity loans	$3,440	$34	$69	$49	$3,592
Total	$101,290	$9,119	$207	$1,687	$112,303

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $670 million of unallocated portfolio layer cumulative basis adjustments at September 30, 2024.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	September 30, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,339	$383	$—
2023	2,592	677	402
2022	2,812	515	670
2021	2,744	456	639
2020	1,903	335	174
Prior	8,487	164	9
Total	$20,877	$2,530	$1,894	$401	$25,702

LTV distribution—outside of U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$2,756	$1,007	$112
2022	3,229	807	439
2021	3,257	754	382
2020	2,286	454	62
2019	2,525	84	2
Prior	8,000	84	3
Total	$22,053	$3,190	$1,000	$183	$26,426

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of September 30, 2024 and December 31, 2023, mortgage portfolios outside of the U.S. had an average LTV of approximately 57% and 55%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at September 30, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	3Q24 NCL ratio	3Q23 NCL ratio
Residential mortgages(3)	$25,702	$—	$25,702	0.16%	0.23%	0.03%	(0.01)%
Credit cards	12,930	—	12,930	1.50	1.58	4.68	4.35
Personal, small business and other(4)	35,474	18,156	17,318	0.59	0.22	0.95	0.99
Total	$74,106	$18,156	$55,950	0.60%	0.54%	1.29%	1.24%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$26,426	$—	$26,426	0.18%	0.26%
Credit cards	14,233	—	14,233	1.47	1.59
Personal, small business and other(4)	35,380	17,007	18,373	0.58	0.22
Total	$76,039	$17,007	$59,032	0.62%	0.57%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of September 30, 2024 and December 31, 2023, approximately 58% and 74% of these loans, respectively, were rated investment grade.
(3)    Includes $20.0 billion and $19.9 billion as of September 30, 2024 and December 31, 2023, respectively, of residential mortgages related to Wealth.
(4)    Includes $26.3 billion and $24.9 billion as of September 30, 2024 and December 31, 2023, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. These loans continue to age and accrue interest in accordance with their original contractual terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and nine months ended September 30, 2024, $8 million and $22 million, respectively, of mortgage loans were enrolled in trial programs. During the three and nine months ended September 30, 2023, $12 million and $22 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $2 million and $5 million had gone through Chapter 7 bankruptcy during the three and nine months ended September 30, 2024, and $4 million and $6 million during the three and nine months ended September 30, 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and nine months ended September 30, 2024 and 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended September 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$29	$1	$13	$11	$4	$—	$—	1%	145	10
Home equity loans	—	—	—	—	—	—	—	—	—	—	—
Credit cards	0.29	471	471	—	—	—	—	—	25	—	—
Personal, small business and other	0.02	7	—	—	—	7	—	—	8	19	—
Total	0.16%	$507	$472	$13	$11	$11	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$13	$—	$—	$13	$—	$—	$—	—%	—	12
Credit cards	0.05	6	6	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	2	1	—	5	—	—	7	25	—
Total	0.04%	$27	$8	$1	$13	$5	$—	$—

			For the Three Months Ended September 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.05%	$48	$—	$25	$19	$4	$—	$—	1%	220	6
Home equity loans	0.03	1	—	—	1	—	—	—	2	146	6
Credit cards	0.22	339	339	—	—	—	—	—	22	—	—
Personal, small business and other	0.01	4	—	—	—	4	—	—	6	15	—
Total	0.13%	$392	$339	$25	$20	$8	$—	$—
In offices outside North America(4)
Residential mortgages	0.99%	$260	$—	$—	$7	$—	$253	$—	—%	1	1
Credit cards	0.10	13	13	—	—	—	—	—	18	—	—
Personal, small business and other	0.02	7	1	2	—	4	—	—	8	21	—
Total	0.37%	$280	$14	$2	$7	$4	$253	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended September 30, 2024 and 2023, Citi granted forgiveness of less than $1 million and less than $1 million in residential first mortgage loans, $30 million and $17 million in credit card loans and $1 million and $1 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2024 and 2023.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended September 30, 2024 and 2023.

			For the Nine Months Ended September 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.07%	$77	$1	$47	$22	$7	$—	$—	1%	171	9
Home equity loans	0.06	2	—	—	1	1	—	—	1	151	9
Credit cards	0.69	1,122	1,122	—	—	—	—	—	24	—	—
Personal, small business and other	0.05	18	1	—	1	16	—	—	8	18	7
Total	0.39%	$1,219	$1,124	$47	$24	$24	$—	$—
In offices outside North America(4)
Residential mortgages	0.16%	$41	$—	$—	$39	$2	$—	$—	2%	188	12
Credit cards	0.11	14	14	—	—	—	—	—	24	—	—
Personal, small business and other	0.06	21	4	4	—	13	—	—	7	24	—
Total	0.10%	$76	$18	$4	$39	$15	$—	$—

			For the Nine Months Ended September 30, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.14%	$145	$1	$53	$82	$9	$—	$—	1%	202	8
Home equity loans	0.55	21	—	—	8	13	—	—	2	122	8
Credit cards	0.49	756	756	—	—	—	—	—	22	—	—
Personal, small business and other	0.02	9	1	—	—	8	—	—	6	15	—
Total	0.31%	$931	$758	$53	$90	$30	$—	$—
In offices outside North America(4)
Residential mortgages	1.15%	$303	$—	$—	$25	$1	$277	$—	2%	3	4
Credit cards	0.24	33	32	—	—	1	—	—	18	28	—
Personal, small business and other	0.06	20	3	6	—	11	—	—	8	19	—
Total	0.47%	$356	$35	$6	$25	$13	$277	$—
(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the nine months ended September 30, 2024 and 2023, Citi granted forgiveness of $2 million and less than $1 million in residential first mortgage loans, $58 million and $38 million in credit card loans and $2 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2024 and 2023.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the nine months ended September 30, 2024 and 2023.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended September 30, 2024 and the year ended December 31, 2023:

	As of September 30, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$49	$18	$32	$—
Home equity loans	2	1	—	1	—
Credit cards	1,371	1,032	204	135	280
Personal, small business and other	23	20	2	1	2
Total(2)(3)	$1,495	$1,102	$224	$169	$282
In offices outside North America(1)
Residential mortgages	$90	$87	$2	$1	$1
Credit cards	17	15	1	1	—
Personal, small business and other	25	20	4	1	1
Total(2)(3)	$132	$122	$7	$3	$2

	As of December 31, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$164	$70	$22	$72	$—
Home equity loans	21	14	1	6	—
Credit cards	1,039	740	179	120	204
Personal, small business and other	14	12	1	1	1
Total(2)(3)	$1,238	$836	$203	$199	$205
In offices outside North America(1)
Residential mortgages	$334	$331	$2	$1	$—
Credit cards	43	37	3	3	4
Personal, small business and other	27	24	3	—	1
Total(2)(3)	$404	$392	$8	$4	$5

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and nine months ended September 30, 2024 and 2023. Default is defined as 60 days past due:

		For the Three Months Ended September 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$—	$6	$—	$1	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	105	105	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$113	$105	$6	$—	$2	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$1	$—	$—	$1	$—	$—

		For the Three Months Ended September 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$6	$—	$5	$1	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	61	61	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$67	$61	$5	$1	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$2	$2	$—	$—	$—	$—	$—

		For the Nine Months Ended September 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$25	$—	$22	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	178	178	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$204	$178	$22	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$3	$—	$—	$3	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	3	—	—	—	3	—	—
Total	$7	$1	$—	$3	$3	$—	$—

		For the Nine Months Ended September 30, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$1	$5	$1	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	93	93	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$100	$94	$5	$1	$—	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	3	3	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$7	$3	$—	$2	$2	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Allowance for credit losses on loans (ACLL) at beginning of period	$18,216	$17,496	$18,145	$16,974
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	—	—	—	(352)
Adjusted ACLL at beginning of period	$18,216	$17,496	$18,145	$16,622
Gross credit losses on loans	$(2,609)	$(2,000)	$(8,014)	$(5,513)
Gross recoveries on loans	437	363	1,256	1,070
Net credit losses on loans (NCLs)	$(2,172)	$(1,637)	$(6,758)	$(4,443)
Replenishment of NCLs	$2,172	$1,637	$6,758	$4,443
Net reserve builds (releases) for loans	254	100	636	787
Net specific reserve builds (releases) for loans	(44)	79	(231)	84
Total provision for credit losses on loans (PCLL)	$2,382	$1,816	$7,163	$5,314
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(2)	23	—	23	—
Other, net (see table below)	(93)	(46)	(217)	136
ACLL at end of period	$18,356	$17,629	$18,356	$17,629
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(3)	$1,619	$1,862	$1,728	$2,151
Provision (release) for credit losses on unfunded lending commitments	105	(54)	(1)	(344)
Other, net	1	(2)	(2)	(1)
ACLUC at end of period(3)	$1,725	$1,806	$1,725	$1,806
Total allowance for credit losses on loans, leases and unfunded lending commitments	$20,081	$19,435	$20,081	$19,435

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
FX translation and other	$(93)	$(46)	$(217)	$136
Other, net	$(93)	$(46)	$(217)	$136

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $37 million and $6 million during the three months ended September 30, 2024 and 2023 and $46 million and $19 million during the nine months ended September 30, 2024 and 2023, respectively.
(3)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	September 30, 2024			September 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,484	$15,732	$18,216	$2,630	$14,866	$17,496
Charge-offs	(113)	(2,496)	(2,609)	(72)	(1,928)	(2,000)
Recoveries	39	398	437	14	349	363
Replenishment of NCLs	74	2,098	2,172	58	1,579	1,637
Net reserve builds (releases)	143	111	254	25	75	100
Net specific reserve builds (releases)	(40)	(4)	(44)	77	2	79
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(2)	—	23	23	—	—	—
Other	4	(97)	(93)	(15)	(31)	(46)
Ending balance	$2,591	$15,765	$18,356	$2,717	$14,912	$17,629
	Nine Months Ended
	September 30, 2024			September 30, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$14,119	$16,974
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	—	—	—	(352)	(352)
Adjusted ACLL at beginning of period	$2,714	$15,431	$18,145	$2,855	$13,767	$16,622
Charge-offs	$(420)	$(7,594)	$(8,014)	$(197)	$(5,316)	$(5,513)
Recoveries	74	1,182	1,256	42	1,028	1,070
Replenishment of NCLs	346	6,412	6,758	155	4,288	4,443
Net reserve builds (releases)	115	521	636	(184)	971	787
Net specific reserve builds (releases)	(229)	(2)	(231)	49	35	84
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(2)	—	23	23	—	—	—
Other	(9)	(208)	(217)	(3)	139	136
Ending balance	$2,591	$15,765	$18,356	$2,717	$14,912	$17,629

	September 30, 2024			December 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated(1)	$2,451	$15,704	$18,155	$2,352	$15,391	$17,743
Individually evaluated	140	39	179	362	40	402
Purchased credit deteriorated	—	22	22	—	—	—
Total ACLL	$2,591	$15,765	$18,356	$2,714	$15,431	$18,145
Loans, net of unearned income
Collectively evaluated(1)	$291,023	$388,645	$679,668	$291,002	$388,711	$679,713
Individually evaluated	944	60	1,004	1,882	58	1,940
Purchased credit deteriorated	—	144	144	—	115	115
Held at fair value	7,804	302	8,106	7,281	313	7,594
Total loans, net of unearned income	$299,771	$389,151	$688,922	$300,165	$389,197	$689,362

(1)    See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)    Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $37 million and $6 million during the three months ended September 30, 2024 and 2023 and $46 million and $19 million during the nine months ended September 30, 2024 and 2023, respectively.

3Q24 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of September 30, 2024 was $20,081 million, a slight increase from $19,873 million at December 31, 2023, primarily reflecting the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment, partially offset by an improved macroeconomic outlook.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of September 30, 2024 was $15,765 million, an increase from $15,431 million at December 31, 2023. The increase was primarily driven by the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment.

Corporate ACLL
Citi’s total corporate ACLL as of September 30, 2024 was $2,591 million, a decrease from $2,714 million at December 31, 2023. The decrease was primarily driven by an improved macroeconomic outlook.

ACLUC
As of September 30, 2024, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,725 million, a slight decrease from $1,728 million at December 31, 2023. The decrease was primarily driven by an improved macroeconomic outlook, mostly offset by changes in portfolio composition.

Allowance for Credit Losses on HTM Debt Securities
The allowance for credit losses on HTM debt securities, which the Company has the intent and ability to hold, was $141 million and $95 million as of September 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$21	$33	$1,857	$1,911
Gross credit losses	—	—	(14)	(14)
Gross recoveries	—	—	8	8
Net credit losses (NCLs)	$—	$—	$(6)	$(6)
Replenishment of NCLs	$—	$—	$6	$6
Net reserve builds (releases)	2	(27)	129	104
Total provision for credit losses	$2	$(27)	$135	$110
Other, net	$—	$(2)	$(144)	$(146)
Allowance for credit losses on other assets at end of quarter	$23	$4	$1,842	$1,869
	Nine Months Ended September 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$31	$27	$1,730	$1,788
Gross credit losses	—	—	(42)	(42)
Gross recoveries	—	—	21	21
Net credit losses (NCLs)	$—	$—	$(21)	$(21)
Replenishment of NCLs	$—	$—	$21	$21
Net reserve builds (releases)	(9)	(22)	236	205
Total provision for credit losses	$(9)	$(22)	$257	$226
Other, net	$1	$(1)	$(124)	$(124)
Allowance for credit losses on other assets at end of quarter	$23	$4	$1,842	$1,869

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

For ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets(1)	Banking(1)	USPB	Wealth	All Other	Total
Balance at December 31, 2023	$2,214	$5,870	$1,039	$5,398	$4,469	$1,108	$20,098
Foreign currency translation	(27)	(82)	2	23	—	28	(56)
Balance at March 31, 2024	$2,187	$5,788	$1,041	$5,421	$4,469	$1,136	$20,042
Foreign currency translation	(57)	(62)	(18)	(92)	(1)	(108)	(338)
Balance at June 30, 2024	$2,130	$5,726	$1,023	$5,329	$4,468	$1,028	$19,704
Foreign currency translation	13	136	(10)	(63)	—	(73)	3
Divestitures(2)	—	—	—	—	(16)	—	(16)
Balance at September 30, 2024	$2,143	$5,862	$1,013	$5,266	$4,452	$955	$19,691

(1)    In 2023, goodwill of approximately $537 million was transferred from Banking to Markets related to business realignment. Prior-period amounts have been revised to conform with the current presentation. See Note 3 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
(2)    Goodwill allocated to the global fiduciary and trust administration services business was classified as HFS during the third quarter of 2024.

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of September 30, 2024. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
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

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2024			December 31, 2023
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,472	$843	$5,302	$4,365	$937
Credit card contract-related intangibles(2)	4,189	1,861	2,328	4,177	1,698	2,479
Other customer relationships	363	306	57	363	290	73
Present value of future profits	32	31	1	37	36	1
Indefinite-lived intangible assets	209	—	209	240	—	240
Intangible assets (excluding MSRs)	$10,108	$6,670	$3,438	$10,119	$6,389	$3,730
Mortgage servicing rights (MSRs)(3)	683	—	683	691	—	691
Total intangible assets	$10,791	$6,670	$4,121	$10,810	$6,389	$4,421

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2023	Acquisitions/renewals/ divestitures(1)	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2024
Purchased credit card relationships(2)	$937	$13	$(107)	$—	$—	$843
Credit card contract-related intangibles(3)	2,479	12	(164)	—	1	2,328
Other customer relationships	73	—	(16)	—	—	57
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	240	—	—	—	(31)	209
Intangible assets (excluding MSRs)	$3,730	$25	$(287)	$—	$(30)	$3,438
Mortgage servicing rights (MSRs)(4)	691					683
Total intangible assets	$4,421					$4,121

(1)The acquired intangibles during the period relate to a new card partnership with a 10-year term.
(2)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(3)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(4)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	September 30,	December 31,
In millions of dollars	2024(1)	2023
Non-interest-bearing deposits in U.S. offices	$118,034	$112,089
Interest-bearing deposits in U.S. offices (including $1,361 and $1,309 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	558,461	576,784
Total deposits in U.S. offices(1)	$676,495	$688,873
Non-interest-bearing deposits in offices outside the U.S.	$84,913	$88,988
Interest-bearing deposits in offices outside the U.S. (including $2,751 and $1,131 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	548,591	530,820
Total deposits in offices outside the U.S.(1)	$633,504	$619,808
Total deposits	$1,309,999	$1,308,681

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

Short-Term Borrowings

In millions of dollars	September 30, 2024	December 31, 2023
Commercial paper
Bank(1)	$11,267	$11,116
Broker-dealer and other(2)	11,688	9,106
Total commercial paper	$22,955	$20,222
Other borrowings(3)	18,385	17,235
Total	$41,340	$37,457

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2024 and December 31, 2023, collateralized short-term advances from Federal Home Loan Banks were $4.0 billion and $8.0 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2024	December 31, 2023
Citigroup Inc.(1)	$170,649	$162,309
Bank(2)	36,548	31,673
Broker-dealer and other(3)	91,884	92,637
Total	$299,081	$286,619

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2024 and December 31, 2023, collateralized long-term advances from the Federal Home Loan Banks were $11.5 billion and $11.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at September 30, 2024 and December 31, 2023.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2024:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2024
Balance, June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)
Other comprehensive income before reclassifications	1,381	(155)	(305)	1	416	(8)	(17)	1,313
Increase (decrease) due to amounts reclassified from AOCI	(46)	5	161	48	—	(1)	—	167
Change, net of taxes	$1,335	$(150)	$(144)	$49	$416	$(9)	$(17)	$1,480
Balance at September 30, 2024	$(2,347)	$(1,166)	$(773)	$(5,745)	$(35,157)	$(48)	$39	$(45,197)
Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	1,533	(474)	14	164	(2,272)	4	6	(1,025)
Increase (decrease) due to amounts reclassified from AOCI	(136)	17	619	141	—	(12)	(1)	628
Change, net of taxes	$1,397	$(457)	$633	$305	$(2,272)	$(8)	$5	$(397)
Balance at September 30, 2024	$(2,347)	$(1,166)	$(773)	$(5,745)	$(35,157)	$(48)	$39	$(45,197)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2023
Balance, June 30, 2023	$(5,036)	$(102)	$(1,990)	$(5,995)	$(32,773)	$5	$26	$(45,865)
Other comprehensive income before reclassifications	(176)	290	366	274	(1,496)	(3)	23	(722)
Increase (decrease) due to amounts reclassified from AOCI	7	9	365	38	—	(9)	—	410
Change, net of taxes	$(169)	$299	$731	$312	$(1,496)	$(12)	$23	$(312)
Balance at September 30, 2023	$(5,205)	$197	$(1,259)	$(5,683)	$(34,269)	$(7)	$49	$(46,177)
Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	812	(650)	166	(28)	(632)	8	22	(302)
Increase (decrease) due to amounts reclassified from AOCI	(19)	5	1,097	100	—	(23)	—	1,160
Change, net of taxes	$793	$(645)	$1,263	$72	$(632)	$(15)	$22	$858
Balance at September 30, 2023	$(5,205)	$197	$(1,259)	$(5,683)	$(34,269)	$(7)	$49	$(46,177)

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

(4)Primarily reflects the movement in (by order of impact) the Mexican peso, euro, Japanese yen, Singapore dollar, Malaysian ringgit, Polish zloty and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Egyptian pound, Brazilian real, Malaysian ringgit and Taiwan dollar against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Chilean peso, euro, Polish zloty and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2023. Primarily reflects the movement in (by order of impact) the Mexican peso, Russian ruble, Japanese yen, South Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2023. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $463 million and $519 million at September 30, 2024 and September 30, 2023, respectively.
(6)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2024
Balance, June 30, 2024	$(54,102)	$7,425	$(46,677)
Change in net unrealized gains (losses) on debt securities	1,781	(446)	1,335
Debt valuation adjustment (DVA)	(201)	51	(150)
Cash flow hedges	(171)	27	(144)
Benefit plans	88	(39)	49
Foreign currency translation adjustment (CTA)	638	(222)	416
Excluded component of fair value hedges	(10)	1	(9)
Long-duration insurance contracts	(26)	9	(17)
Change	$2,099	$(619)	$1,480
Balance at September 30, 2024	$(52,003)	$6,806	$(45,197)
Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	1,853	(456)	1,397
DVA	(608)	151	(457)
Cash flow hedges	843	(210)	633
Benefit plans	405	(100)	305
CTA	(2,071)	(201)	(2,272)
Excluded component of fair value hedges	(12)	4	(8)
Long-duration insurance contracts	9	(4)	5
Change	$419	$(816)	$(397)
Balance at September 30, 2024	$(52,003)	$6,806	$(45,197)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2023
Balance, June 30, 2023	$(53,964)	$8,099	$(45,865)
Change in net unrealized gains (losses) on debt securities	(227)	58	(169)
DVA	395	(96)	299
Cash flow hedges	958	(227)	731
Benefit plans	380	(68)	312
CTA	(1,532)	36	(1,496)
Excluded component of fair value hedges	(10)	(2)	(12)
Long-duration insurance contracts	33	(10)	23
Change	$(3)	$(309)	$(312)
Balance, September 30, 2023	$(53,967)	$7,790	$(46,177)
Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	1,095	(302)	793
DVA	(875)	230	(645)
Cash flow hedges	1,670	(407)	1,263
Benefit plans	68	4	72
CTA	(728)	96	(632)
Excluded component of fair value hedges	(14)	(1)	(15)
Long-duration insurance contracts	31	(9)	22
Change	$1,247	$(389)	$858
Balance, September 30, 2023	$(53,967)	$7,790	$(46,177)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Realized (gains) losses on sales of investments	$(72)	$(30)	$(210)	$(151)
Gross impairment losses	13	43	36	137
Subtotal, pretax	$(59)	$13	$(174)	$(14)
Tax effect	13	(6)	38	(5)
Net realized (gains) losses on investments, after-tax(1)	$(46)	$7	$(136)	$(19)
Realized DVA (gains) losses on fair value option liabilities, pretax	$7	$12	$23	$8
Tax effect	(2)	(3)	(6)	(3)
Net realized DVA, after-tax	$5	$9	$17	$5
Interest rate contracts	$212	$480	$814	$1,444
Foreign exchange contracts	1	1	3	3
Subtotal, pretax	$213	$481	$817	$1,447
Tax effect	(52)	(116)	(198)	(350)
Amortization of cash flow hedges, after-tax(2)	$161	$365	$619	$1,097
Amortization of unrecognized:
Prior service cost (benefit)	$(4)	$(6)	$(14)	$(17)
Net actuarial loss	62	52	196	152
Curtailment/settlement impact(3)	4	5	6	1
Subtotal, pretax	$62	$51	$188	$136
Tax effect	(14)	(13)	(47)	(36)
Amortization of benefit plans, after-tax(3)	$48	$38	$141	$100
Excluded component of fair value hedges, pretax	$(2)	$(12)	$(16)	$(31)
Tax effect	1	3	4	8
Excluded component of fair value hedges, after-tax	$(1)	$(9)	$(12)	$(23)
Long-duration contracts, pretax	$—	$—	$(1)	$—
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$—	$—	$(1)	$—
CTA, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
CTA, after-tax	$—	$—	$—	$—
Total amounts reclassified out of AOCI, pretax	$221	$545	$837	$1,546
Total tax effect	(54)	(135)	(209)	(386)
Total amounts reclassified out of AOCI, after-tax	$167	$410	$628	$1,160

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of September 30, 2024	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	September 30, 2024	December 31, 2023
Series D(1)	April 30, 2013	May 15, 2023	N/A	$1,000	1,250,000	$—	$1,250
Series J(2)	September 19, 2013	September 30, 2023	N/A	25	22,000,000	—	550
Series M(3)	April 30, 2014	May 15, 2024	N/A	1,000	1,750,000	—	1,750
Series P(4)	April 24, 2015	May 15, 2025	5.950%	1,000	2,000,000	2,000	2,000
Series T(5)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(6)	September 12, 2019	September 12, 2024	N/A	1,000	1,500,000	—	1,500
Series V(7)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(8)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(9)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(10)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(11)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(12)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(13)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	—
Series CC(14)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	—
Series DD(15)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	—
						$16,350	$17,600

(1)Citi redeemed Series D in its entirety on May 15, 2024.
(2)Citi redeemed the remaining Series J in its entirety on March 29, 2024.
(3)Citi redeemed Series M in its entirety on August 15, 2024.
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
(6)Citi redeemed Series U in its entirety on September 12, 2024.
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
(8)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 10, June 10, September 10 and December 10 at a fixed rate until, but excluding, December 10, 2025, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series W reset date and every five years thereafter equal to the five-year treasury rate plus 3.597%, in each case when, as and if declared by the Citi Board of Directors.
(9)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 18, May 18, August 18 and November 18 at a fixed rate until, but excluding, February 18, 2026, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series X reset date and every five years thereafter equal to the five-year treasury rate plus 3.417%, in each case when, as and if declared by the Citi Board of Directors.
(10)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2026, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series Y reset date and every five years thereafter equal to the five-year treasury rate plus 3.000%, in each case when, as and if declared by the Citi Board of Directors.
(11)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, May 15, 2028, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series Z reset date and every five years thereafter equal to the five-year treasury rate plus 3.209%, in each case when, as and if declared by the Citi Board of Directors.
(12)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2028, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series AA reset date and every five years thereafter equal to the five-year treasury rate plus 3.211%, in each case when, as and if declared by the Citi Board of Directors.
(13)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, May 15, 2029, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series BB reset date and every five years thereafter equal to the five-year treasury rate plus 2.905%, in each case when, as and if declared by the Citi Board of Directors.
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, August 15, 2029, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series CC reset date and every five years thereafter equal to the five-year treasury rate plus 2.693%, in each case when, as and if declared by the Citi Board of Directors.
(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, August 15, 2034, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series DD reset date and every ten years thereafter equal to the ten-year treasury rate plus 2.757%, in each case when, as and if declared by the Citi Board of Directors.
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,148	$29,148	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	121,689	—	121,689	2,971	—	—	126	3,097
Non-agency-sponsored	66,343	—	66,343	3,491	—	229	—	3,720
Citi-administered asset-backed commercial paper conduits	20,631	20,319	312	—	—	38	—	38
Collateralized loan obligations (CLOs)	3,064	—	3,064	1,157	—	—	—	1,157
Asset-based financing(5)	216,190	6,956	209,234	48,406	783	13,642	—	62,831
Municipal securities tender option bond trusts (TOBs)	989	989	—	—	—	—	—	—
Municipal investments	20,374	3	20,371	2,377	2,682	2,465	—	7,524
Client intermediation	392	82	310	20	—	—	54	74
Investment funds	726	65	661	4	15	102	—	121
Total	$479,546	$57,562	$421,984	$58,426	$3,480	$16,476	$180	$78,562

	As of December 31, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,852	$31,852	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,787	—	123,787	2,332	—	—	136	2,468
Non-agency-sponsored	64,963	—	64,963	3,751	—	129	—	3,880
Citi-administered asset-backed commercial paper conduits	21,097	21,097	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,562	—	5,562	2,344	—	—	—	2,344
Asset-based financing(5)	204,680	12,197	192,483	48,187	902	13,655	—	62,744
Municipal securities tender option bond trusts (TOBs)	1,493	883	610	12	—	417	—	429
Municipal investments	21,317	3	21,314	2,243	2,779	2,587	—	7,609
Client intermediation	368	86	282	37	—	—	—	37
Investment funds	545	70	475	3	10	95	—	108
Total	$475,664	$66,188	$409,476	$58,909	$3,691	$16,883	$136	$79,619

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2024 and December 31, 2023 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $7 billion and $6 billion in unconsolidated VIE assets and $245 million and $282 million in maximum exposure to loss as of September 30, 2024 and December 31, 2023, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2024 and December 31, 2023, the Company’s maximum exposure to loss related to these transactions was $7.3 billion and $8.5 billion, respectively (see Note 14 and Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K);
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

	September 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$89	$44
Trading account assets	6,153	11,350
Investments	877	767
Loans, net of unearned income
Consumer	32,229	35,141
Corporate	20,433	21,207
Loans, net of unearned income	$52,662	$56,348
Allowance for credit losses on loans (ACLL)	(2,385)	(2,481)
Total loans, net	$50,277	$53,867
Other assets	166	160
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$57,562	$66,188

	September 30,
	2024	December 31,
In millions of dollars	(Unaudited)	2023
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,963	$9,692
Long-term debt	5,916	8,443
Other liabilities	1,366	927
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$17,245	$19,062

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	September 30, 2024		December 31, 2023
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$229	$—	$129
Citi-administered asset-backed commercial paper conduits	—	38	—	—
Asset-based financing	—	13,642	—	13,655
Municipal securities tender option bond trusts (TOBs)	—	—	417	—
Municipal investments	—	2,465	—	2,587
Investment funds	—	102	—	95
Other	—	—	—	—
Total funding commitments	$—	$16,476	$417	$16,466

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2024	December 31, 2023
Cash	$—	$—
Trading account assets	3.7	1.9
Investments	5.0	8.3
Total loans, net of allowance	52.7	51.8
Other	0.6	0.6
Total assets	$62.0	$62.6

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the nine months ended September 30, 2024 and 2023.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.9	$2.7	$1.7	$0.6
Proceeds from new securitizations	3.0	2.7	1.7	0.5
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—	0.1
Purchases of previously transferred financial assets	—	—	—	—

	Nine Months Ended September 30,
	2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$5.8	$6.8	$4.1	$2.9
Proceeds from new securitizations	6.0	6.4	4.1	2.6
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1
Purchases of previously transferred financial assets	0.1	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and nine months ended September 30, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $44.8 million and $126.8 million for the three and nine months ended September 30, 2024, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and nine months ended September 30, 2023. Gains recognized on the securitization of non-agency-sponsored mortgages were $50.4 million and $64.1 million for the three and nine months ended September 30, 2023, respectively.

	September 30, 2024			December 31, 2023
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$696	$925	$1,030	$689	$943	$963

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023	2024	2023	2024	2023
Securitized assets
Residential mortgages(1)	$30.4	$28.2	$0.3	$0.5	$(0.7)	$(0.2)	$0.5	$4.4
Commercial and other	30.5	29.9	—	—	—	—	—	—
Total	$60.9	$58.1	$0.3	$0.5	$(0.7)	$(0.2)	$0.5	$4.4

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of September 30, 2024.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $683 million and $729 million at September 30, 2024 and 2023, respectively. The MSRs correspond to principal loan balances of $55 billion and $52 billion as of September 30, 2024 and 2023, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Balance, beginning of period	$709	$681	$691	$665
Originations	32	23	68	54
Changes in fair value of MSRs due to changes in inputs and assumptions	(40)	42	(23)	61
Other changes(1)	(18)	(17)	(53)	(51)
Balance, as of September 30	$683	$729	$683	$729

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Servicing fees	$30	$32	$95	$97
Late fees	—	1	1	3
Total MSR fees	$30	$33	$96	$100

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended September 30, 2024 and 2023. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2024 and December 31, 2023, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2024, Citi transferred agency securities with a fair value of approximately $6.3 billion and $17.0 billion to re-securitization entities, compared to approximately $4.3 billion and $12.8 billion for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.3 billion (including $1.5 billion related to re-securitization transactions executed in 2024), compared to $1.7 billion as of December 31, 2023 (including $930 million related to re-securitization transactions executed in 2023), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2024 and December 31, 2023 were approximately $79.0 billion and $84.1 billion, respectively.
As of September 30, 2024 and December 31, 2023, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2024 and December 31, 2023, the commercial paper conduits administered by Citi had approximately $20.3 billion and $21.1 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $18.7 billion and $16.7 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2024 and December 31, 2023, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 63 and 68 days, respectively.
Each asset purchased by the conduit is structured with transaction-specific credit enhancements, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Each credit enhancement is sized with the objective of approximating an investment-grade credit rating, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancement, the conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $2.1 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2024 and December 31, 2023, the Company owned $9.2 billion and $10.1 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2024 and December 31, 2023, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.6 billion and $1.2 billion as of September 30, 2024 and December 31, 2023, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2024		December 31, 2023
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$45,771	$9,396	$42,869	$8,831
Corporate loans	40,371	19,863	27,903	18,546
Other (including investment funds, airlines and shipping)	123,092	33,572	121,711	35,367
Total	$209,234	$62,831	$192,483	$62,744

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate contracts
Swaps	$288,367	$277,003	$18,656,456	$17,077,712
Futures and forwards	—	—	3,471,800	3,022,127
Written options	—	—	2,903,068	2,753,912
Purchased options	—	—	2,639,344	2,687,662
Total interest rate contracts	$288,367	$277,003	$27,670,668	$25,541,413
Foreign exchange contracts
Swaps	$38,142	$45,851	$8,609,176	$7,943,054
Futures, forwards and spot	50,341	49,779	5,203,348	3,737,063
Written options	—	—	1,168,997	778,397
Purchased options	—	—	1,162,814	771,134
Total foreign exchange contracts	$88,483	$95,630	$16,144,335	$13,229,648
Equity contracts
Swaps	$—	$—	$334,497	$317,117
Futures and forwards	—	—	74,762	72,592
Written options	—	—	608,335	544,315
Purchased options	—	—	470,621	428,949
Total equity contracts	$—	$—	$1,488,215	$1,362,973
Commodity and other contracts
Swaps	$—	$—	$79,070	$82,009
Futures and forwards	3,427	1,750	178,223	161,811
Written options	—	—	66,528	49,555
Purchased options	—	—	70,612	46,742
Total commodity and other contracts	$3,427	$1,750	$394,433	$340,117
Credit derivatives(1)
Protection sold	$—	$—	$514,599	$496,699
Protection purchased	—	—	600,021	567,627
Total credit derivatives	$—	$—	$1,114,620	$1,064,326
Total derivative notionals	$380,277	$374,383	$46,812,271	$41,538,477

(1)Credit derivatives are arrangements designed to allow one party (protection purchaser) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company enters into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk, and as a market-maker to facilitate client transactions.

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2024 and December 31, 2023. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at September 30, 2024	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$183	$571
Cleared	56	158
Interest rate contracts	$239	$729
Over-the-counter	$1,733	$1,477
Cleared	—	—
Foreign exchange contracts	$1,733	$1,477
Total derivatives instruments designated as ASC 815 hedges	$1,972	$2,206
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$100,207	$91,252
Cleared	43,120	42,974
Exchange traded	104	50
Interest rate contracts	$143,431	$134,276
Over-the-counter	$156,115	$152,524
Cleared	1,144	1,103
Exchange traded	4	—
Foreign exchange contracts	$157,263	$153,627
Over-the-counter	$22,551	$34,739
Cleared	—	—
Exchange traded	40,185	39,808
Equity contracts	$62,736	$74,547
Over-the-counter	$12,960	$15,407
Exchange traded	894	887
Commodity and other contracts	$13,854	$16,294
Over-the-counter	$6,001	$6,341
Cleared	2,021	1,873
Credit derivatives	$8,022	$8,214
Total derivatives instruments not designated as ASC 815 hedges	$385,306	$386,958
Total derivatives	$387,278	$389,164
Less: Netting agreements(3)	$(316,493)	$(316,493)
Less: Netting cash collateral received/paid(4)	(19,843)	(25,082)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$50,942	$47,589
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(308)	$(28)
Less: Non-cash collateral received/paid	(5,655)	(3,464)
Total net receivables/payables(5)	$44,979	$44,097

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $234 billion, $44 billion and $38 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $11 billion of derivative asset and $16 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Interest rate contracts	$(23)	$(16)	$(67)	$(47)
Foreign exchange	(60)	(46)	(182)	(113)
Total	$(83)	$(62)	$(249)	$(160)

Fair Value Hedges
For additional information regarding Citi’s fair value hedges, see Note 24 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(128)	$—	$19	$—	$(1,168)	$—	$(473)
Foreign exchange hedges	350	—	(577)	—	424	—	709	—
Commodity hedges(2)	9	—	289	—	1,240	—	(36)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$359	$(128)	$(288)	$19	$1,664	$(1,168)	$673	$(473)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$110	$—	$(21)	$—	$1,178	$—	$460
Foreign exchange hedges	(350)	—	577	—	(424)	—	(709)	—
Commodity hedges(2)	(9)	—	(289)	—	(1,240)	—	36	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(359)	$110	$288	$(21)	$(1,664)	$1,178	$(673)	$460
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(3)	51	—	9	—	54	—	33	—
Commodity hedges(2)(4)	102	—	100	—	269	—	201	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$153	$—	$109	$—	$323	$—	$234	$—

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
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(10) million and $(10) million for the three months ended September 30, 2024 and 2023, respectively. The amount of cross-currency basis included in AOCI was $(12) million and $(14) million for the nine months ended September 30, 2024 and 2023, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended September 30, 2024 includes gain (loss) of approximately $70 million and $32 million under the mark-to-market approach and amortization approach, respectively. The quarter ended September 30, 2023 includes gain (loss) of approximately $93 million and $7 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative basis adjustment becomes part of the carrying amount of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2024 and December 31, 2023, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2024
Debt securities AFS(2)(6)	$91,697	$277	$(68)
Consumer loans(3)	55,483	670	—
Corporate loans(4)	5,520	65	62
Long-term debt	151,843	237	(4,254)
As of December 31, 2023
Debt securities AFS(5)(6)	$111,886	$(925)	$(282)
Corporate loans(7)	4,968	93	(3)
Long-term debt	141,449	(908)	(5,160)

(1)Excludes physical commodities inventories with a carrying value of approximately $7 billion and $8 billion as of September 30, 2024 and December 31, 2023, respectively, which includes cumulative basis adjustments of approximately $(0.2) billion and $1.2 billion, respectively, for active hedges.
(2)These amounts include a cumulative basis adjustment of $299 million for active hedges and $86 million for de-designated hedges as of September 30, 2024, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the portfolio layer approach. The Company designated approximately $11 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $30 billion as of September 30, 2024) in a portfolio layer hedging relationship.
(3)All hedged consumer loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $14.9 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $55 billion as of September 30, 2024).
(4)All hedged corporate loans are designated in a fair value hedge using the portfolio layer approach. The Company designated approximately $3.7 billion as the hedged amount (from a closed portfolio of financial assets with a carrying value of $5.5 billion as of September 30, 2024).
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions of dollars	2024		2023		2024		2023
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(378)		$467		$(38)		$208
Foreign exchange contracts	(6)		10		(7)		15
Total gain (loss) recognized in AOCI	$(384)		$477		$(45)		$223
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(212)	$—	$(480)	$—	$(814)	$—	$(1,444)
Foreign exchange contracts	(1)	—	(1)	—	(3)	—	(3)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$(212)	$(1)	$(480)	$(3)	$(814)	$(3)	$(1,444)
Net pretax change in cash flow hedges included within AOCI		$(171)		$958		$772		$1,670

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2024 is approximately $(0.5) billion. The maximum length of time over which forecasted cash flows are hedged is 14 years.
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

The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(92) million and $1,158 million for the three and nine months ended September 30, 2024 and $363 million and $(586) million for the three and nine months ended September 30, 2023, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by reference entity and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,243	$7,320	$557,482	$505,828
Total return swaps and other	779	894	42,539	8,771
Total by instrument	$8,022	$8,214	$600,021	$514,599
By rating of reference entity
Investment grade	$4,184	$4,088	$458,741	$402,141
Non-investment grade	3,838	4,126	141,280	112,458
Total by rating of reference entity	$8,022	$8,214	$600,021	$514,599
By maturity
Within 1 year	$706	$1,480	$164,391	$139,057
From 1 to 5 years	5,487	5,216	355,461	314,820
After 5 years	1,829	1,518	80,169	60,722
Total by maturity	$8,022	$8,214	$600,021	$514,599

(1)The fair value amount receivable is composed of $2,574 million under protection purchased and $5,448 million under protection sold.
(2)The fair value amount payable is composed of $6,365 million under protection purchased and $1,849 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,686	$7,243	$539,522	$491,514
Total return swaps and other	653	839	28,105	5,185
Total by instrument	$8,339	$8,082	$567,627	$496,699
By rating of reference entity
Investment grade	$4,282	$4,138	$444,989	$393,115
Non-investment grade	4,057	3,944	122,638	103,584
Total by rating of reference entity	$8,339	$8,082	$567,627	$496,699
By maturity
Within 1 year	$986	$1,713	$155,910	$128,874
From 1 to 5 years	5,816	4,939	366,156	337,583
After 5 years	1,537	1,430	45,561	30,242
Total by maturity	$8,339	$8,082	$567,627	$496,699

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2024 and December 31, 2023 was $14 billion and $15 billion, respectively. The Company posted $12 billion and $12 billion as collateral for this exposure in the normal course of business as of September 30, 2024 and December 31, 2023, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2024, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $16 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $5.5 billion and $4.3 billion as of September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024, the fair value of these previously derecognized assets was $5.3 billion. The fair value of the total return swaps as of September 30, 2024 was $168 million recorded as gross derivative assets and $31 million recorded as gross derivative liabilities. At December 31, 2023, the fair value of these previously derecognized assets was $4.3 billion, and the fair value of the total return swaps was $121 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at September 30, 2024 and December 31, 2023:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2024	December 31, 2023
Counterparty CVA	$(531)	$(580)
Asset FVA	(478)	(562)
Citigroup (own credit) CVA	342	381
Liability FVA	213	255
Total CVA and FVA—derivative instruments	$(454)	$(506)
The table below summarizes pretax gains (losses) related to changes in CVA and FVA on derivative instruments, net of hedges (recorded in Principal transactions revenue in the Consolidated Statement of Income), and changes in debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities (recorded in Other comprehensive income in the Consolidated Statement of Comprehensive Income) for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Counterparty CVA	$(38)	$35	$(56)	$5
Asset FVA	1	(17)	87	77
Own credit CVA	(2)	14	(48)	(134)
Liability FVA	(13)	38	(42)	(5)
Total CVA and FVA—derivative instruments	$(52)	$70	$(59)	$(57)
DVA related to own FVO liabilities(1)	$(201)	$395	$(608)	$(875)
Total CVA, DVA and FVA	$(253)	$465	$(667)	$(932)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$465,704	$136	$465,840	$(317,885)	$147,955
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	77,641	731	78,372	—	78,372
Residential	—	477	71	548	—	548
Commercial	—	685	86	771	—	771
Total trading mortgage-backed securities	$—	$78,803	$888	$79,691	$—	$79,691
U.S. Treasury and federal agency securities	$131,604	$1,463	$—	$133,067	$—	$133,067
State and municipal	—	178	21	199	—	199
Foreign government	62,485	31,825	31	94,341	—	94,341
Corporate	1,851	18,862	260	20,973	—	20,973
Equity securities	49,421	6,744	286	56,451	—	56,451
Asset-backed securities	—	1,522	215	1,737	—	1,737
Other trading assets	—	20,121	550	20,671	—	20,671
Total trading non-derivative assets	$245,361	$159,518	$2,251	$407,130	$—	$407,130
Trading derivatives
Interest rate contracts	$31	$141,896	$1,743	$143,670
Foreign exchange contracts	—	158,414	582	158,996
Equity contracts	84	61,711	941	62,736
Commodity contracts	2	12,836	1,016	13,854
Credit derivatives	—	7,357	665	8,022
Total trading derivatives—before netting and collateral	$117	$382,214	$4,947	$387,278
Netting agreements					$(316,493)
Netting of cash collateral received					(19,843)
Total trading derivatives—after netting and collateral	$117	$382,214	$4,947	$387,278	$(336,336)	$50,942
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$31,845	$32	$31,877	$—	$31,877
Residential	—	598	27	625	—	625
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$32,444	$59	$32,503	$—	$32,503
U.S. Treasury and federal agency securities	$59,544	$—	$—	$59,544	$—	$59,544
State and municipal	—	1,451	436	1,887	—	1,887
Foreign government	60,706	68,922	12	129,640	—	129,640
Corporate	3,519	2,013	150	5,682	—	5,682
Marketable equity securities	195	2	10	207	—	207
Asset-backed securities	—	838	—	838	—	838
Other debt securities	—	4,350	—	4,350	—	4,350
Non-marketable equity securities(2)	—	—	623	623	—	623
Total investments	$123,964	$110,020	$1,290	$235,274	$—	$235,274

Table continues on the next page.

In millions of dollars at September 30, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,759	$347	$8,106	$—	$8,106
Mortgage servicing rights	—	—	683	683	—	683
Other financial assets	$6,322	$10,086	$25	$16,433	$—	$16,433
Total assets	$375,764	$1,135,301	$9,679	$1,520,744	$(654,221)	$866,523
Total as a percentage of gross assets(3)	24.7%	74.7%	0.6%
Liabilities
Interest-bearing deposits	$—	$4,070	$42	$4,112	$—	$4,112
Securities loaned and sold under agreements to repurchase	—	272,832	292	273,124	(210,266)	62,858
Trading account liabilities
Securities sold, not yet purchased	79,939	14,955	36	94,930	—	94,930
Other trading liabilities	—	15	—	15	—	15
Total trading account liabilities	$79,939	$14,970	$36	$94,945	$—	$94,945
Trading derivatives
Interest rate contracts	$22	$132,924	$2,059	$135,005
Foreign exchange contracts	—	154,525	579	155,104
Equity contracts	138	71,232	3,177	74,547
Commodity contracts	—	15,679	615	16,294
Credit derivatives	—	7,495	719	8,214
Total trading derivatives—before netting and collateral	$160	$381,855	$7,149	$389,164
Netting agreements					$(316,493)
Netting of cash collateral paid					(25,082)
Total trading derivatives—after netting and collateral	$160	$381,855	$7,149	$389,164	$(341,575)	$47,589
Short-term borrowings	$—	$11,675	$221	$11,896	$—	$11,896
Long-term debt	—	94,977	22,309	117,286	—	117,286
Other financial liabilities	$5,562	$792	$1	$6,355	$—	$6,355
Total liabilities	$85,661	$781,171	$30,050	$896,882	$(551,841)	$345,041
Total as a percentage of gross liabilities(3)	9.6%	87.1%	3.3%

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

Fair Value Levels

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$453,715	$139	$453,854	$(247,795)	$206,059
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	79,795	581	80,376	—	80,376
Residential	1	597	116	714	—	714
Commercial	—	464	202	666	—	666
Total trading mortgage-backed securities	$1	$80,856	$899	$81,756	$—	$81,756
U.S. Treasury and federal agency securities	$112,851	$2,398	$7	$115,256	$—	$115,256
State and municipal	—	594	3	597	—	597
Foreign government	44,203	28,238	54	72,495	—	72,495
Corporate	1,858	16,716	500	19,074	—	19,074
Equity securities	32,966	12,135	292	45,393	—	45,393
Asset-backed securities	—	1,223	531	1,754	—	1,754
Other trading assets	97	16,784	833	17,714	—	17,714
Total trading non-derivative assets	$191,976	$158,944	$3,119	$354,039	$—	$354,039
Trading derivatives
Interest rate contracts	$49	$156,307	$2,138	$158,494
Foreign exchange contracts	—	158,672	1,022	159,694
Equity contracts	8	41,870	1,400	43,278
Commodity contracts	2	16,456	1,111	17,569
Credit derivatives	—	7,564	775	8,339
Total trading derivatives—before netting and collateral	$59	$380,869	$6,446	$387,374
Netting agreements					$(308,431)
Netting of cash collateral received					(21,226)
Total trading derivatives—after netting and collateral	$59	$380,869	$6,446	$387,374	$(329,657)	$57,717
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,640	$75	$29,715	$—	$29,715
Residential	—	307	116	423	—	423
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$29,948	$191	$30,139	$—	$30,139
U.S. Treasury and federal agency securities	$80,062	$299	$—	$80,361	$—	$80,361
State and municipal	—	1,589	542	2,131	—	2,131
Foreign government	60,133	70,871	194	131,198	—	131,198
Corporate	2,680	2,370	362	5,412	—	5,412
Marketable equity securities	159	72	27	258	—	258
Asset-backed securities	—	938	—	938	—	938
Other debt securities	—	6,757	—	6,757	—	6,757
Non-marketable equity securities(2)	—	—	483	483	—	483
Total investments	$143,034	$112,844	$1,799	$257,677	$—	$257,677

Table continues on the next page.

In millions of dollars at December 31, 2023	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,167	$427	$7,594	$—	$7,594
Mortgage servicing rights	—	—	691	691	—	691
Other financial assets	$4,677	$8,321	$30	$13,028	$—	$13,028
Total assets	$339,746	$1,121,860	$12,651	$1,474,257	$(577,452)	$896,805
Total as a percentage of gross assets(3)	23.0%	76.1%	0.9%
Liabilities
Interest-bearing deposits	$—	$2,411	$29	$2,440	$—	$2,440
Securities loaned and sold under agreements to repurchase	—	228,048	390	228,438	(165,953)	62,485
Trading account liabilities
Securities sold, not yet purchased	91,163	13,460	35	104,658	—	104,658
Other trading liabilities	—	8	—	8	—	8
Total trading account liabilities	$91,163	$13,468	$35	$104,666	$—	$104,666
Trading derivatives
Interest rate contracts	$49	$149,914	$3,223	$153,186
Foreign exchange contracts	—	156,474	727	157,201
Equity contracts	18	44,894	3,034	47,946
Commodity contracts	—	17,964	832	18,796
Credit derivatives	—	7,234	848	8,082
Total trading derivatives—before netting and collateral	$67	$376,480	$8,664	$385,211
Netting agreements					$(308,431)
Netting of cash collateral paid					(26,101)
Total trading derivatives—after netting and collateral	$67	$376,480	$8,664	$385,211	$(334,532)	$50,679
Short-term borrowings	$—	$6,064	$481	$6,545	$—	$6,545
Long-term debt	—	77,958	38,380	116,338	—	116,338
Other financial liabilities	$4,298	$130	$6	$4,434	$—	$4,434
Total liabilities	$95,528	$704,559	$47,985	$848,072	$(500,485)	$347,587
Total as a percentage of gross liabilities(3)	11.3%	83.0%	5.7%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2024 and 2023. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$126	$12	$—	$—	$—	$45	$—	$—	$(47)	$136	$12
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	691	22	—	139	(160)	124	—	(85)	—	731	15
Residential	91	(6)	—	10	(18)	28	—	(34)	—	71	(1)
Commercial	166	—	—	11	(57)	21	—	(55)	—	86	(1)
Total trading mortgage-backed securities	$948	$16	$—	$160	$(235)	$173	$—	$(174)	$—	$888	$13
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	20	—	—	—	—	—	21	—
Foreign government	45	(3)	—	2	—	23	—	(36)	—	31	(1)
Corporate	315	15	—	61	(37)	120	—	(214)	—	260	13
Marketable equity securities	244	7	—	100	(15)	77	—	(127)	—	286	7
Asset-backed securities	244	(6)	—	21	(13)	53	—	(84)	—	215	—
Other trading assets	783	5	—	27	(97)	155	10	(327)	(6)	550	—
Total trading non-derivative assets	$2,580	$34	$—	$391	$(397)	$601	$10	$(962)	$(6)	$2,251	$32
Trading derivatives, net(4)
Interest rate contracts	$(1,028)	$(73)	$—	$39	$523	$3	$5	$(18)	$233	$(316)	$(248)
Foreign exchange contracts	551	(7)	—	13	(532)	(18)	—	(7)	3	3	(81)
Equity contracts	(2,050)	(119)	—	(59)	149	(102)	—	(13)	(42)	(2,236)	(272)
Commodity contracts	404	174	—	(9)	(126)	(78)	—	(47)	83	401	204
Credit derivatives	74	(119)	—	(6)	44	(47)	—	—	—	(54)	(93)
Total trading derivatives, net(4)	$(2,049)	$(144)	$—	$(22)	$58	$(242)	$5	$(85)	$277	$(2,202)	$(490)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$28	$—	$4	$—	$—	$4	$—	$(4)	$—	$32	$4
Residential	25	—	2	—	—	—	—	—	—	27	1
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$53	$—	$6	$—	$—	$4	$—	$(4)	$—	$59	$5
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	439	—	6	—	(1)	—	—	(8)	—	436	6
Foreign government	14	—	(2)	—	—	—	—	—	—	12	—
Corporate	112	—	(2)	21	(14)	60	—	(27)	—	150	—
Marketable equity securities	10	—	—	—	—	—	—	—	—	10	—
Asset-backed securities	—	—	—	—	—	3	—	(3)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	505	—	12	—	—	107	—	(1)	—	623	10
Total investments	$1,133	$—	$20	$21	$(15)	$174	$—	$(43)	$—	$1,290	$21
Loans	$301	$—	$36	$1	$(3)	$1	$12	$—	$(1)	$347	$39
Mortgage servicing rights	709	—	(40)	—	—	—	32	—	(18)	683	(40)
Other financial assets	21	—	1	—	—	—	24	(2)	(19)	25	—
Liabilities
Interest-bearing deposits	$41	$1	$1	$—	$(7)	$—	$15	$—	$(5)	$42	$1
Securities loaned and sold under agreements to repurchase	286	—	—	—	—	230	—	—	(224)	292	—
Trading account liabilities
Securities sold, not yet purchased	32	(9)	—	12	(16)	13	—	—	(14)	36	(3)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	201	(1)	—	49	(10)	—	107	—	(127)	221	(26)
Long-term debt	20,375	(1,720)	—	636	(857)	—	697	—	(262)	22,309	(1,868)
Other financial liabilities	3	—	—	—	—	—	—	—	(2)	1	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$4	$—	$—	$—	$111	$—	$—	$(118)	$136	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(17)	—	423	(445)	557	—	(368)	—	731	(6)
Residential	116	(9)	—	63	(76)	139	—	(162)	—	71	(3)
Commercial	202	17	—	50	(146)	152	—	(189)	—	86	(4)
Total trading mortgage-backed securities	$899	$(9)	$—	$536	$(667)	$848	$—	$(719)	$—	$888	$(13)
U.S. Treasury and federal agency securities	$7	$4	$—	$—	$(1)	$—	$—	$—	$(10)	$—	$—
State and municipal	3	—	—	20	—	—	—	(2)	—	21	—
Foreign government	54	(3)	—	14	(49)	186	—	(171)	—	31	—
Corporate	500	154	—	136	(425)	485	—	(582)	(8)	260	23
Marketable equity securities	292	(2)	—	230	(64)	137	—	(307)	—	286	(12)
Asset-backed securities	531	(24)	—	51	(191)	229	—	(381)	—	215	(5)
Other trading assets	833	170	—	179	(263)	350	16	(726)	(9)	550	41
Total trading non-derivative assets	$3,119	$290	$—	$1,166	$(1,660)	$2,235	$16	$(2,888)	$(27)	$2,251	$34
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(756)	$—	$169	$506	$83	$19	$(35)	$783	$(316)	$(252)
Foreign exchange contracts	295	500	—	51	(459)	(91)	—	(173)	(120)	3	(49)
Equity contracts	(1,634)	(345)	—	(130)	686	(670)	—	(68)	(75)	(2,236)	(563)
Commodity contracts	279	335	—	23	(138)	(67)	—	(64)	33	401	397
Credit derivatives	(73)	(19)	—	(4)	24	11	—	—	7	(54)	(78)
Total trading derivatives, net(4)	$(2,218)	$(285)	$—	$109	$619	$(734)	$19	$(340)	$628	$(2,202)	$(545)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$3	$—	$—	$7	$—	$(53)	$—	$32	$4
Residential	116	—	—	1	(90)	—	—	—	—	27	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$191	$—	$3	$1	$(90)	$7	$—	$(53)	$—	$59	$4
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(25)	—	(7)	—	—	(74)	—	436	(7)
Foreign government	194	—	(14)	6	(174)	36	—	(36)	—	12	—
Corporate	362	—	(9)	63	(293)	111	—	(84)	—	150	(2)
Marketable equity securities	27	—	(17)	—	—	—	—	—	—	10	—
Asset-backed securities	—	—	—	—	—	3	—	(3)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	483	—	4	—	—	167	—	(31)	—	623	10
Total investments	$1,799	$—	$(58)	$70	$(564)	$324	$—	$(281)	$—	$1,290	$5
Loans	$427	$—	$(16)	$664	$(894)	$2	$244	$—	$(80)	$347	$175
Mortgage servicing rights	691	—	(23)	—	—	—	68	—	(53)	683	(16)
Other financial assets	30	—	(1)	—	—	5	37	(4)	(42)	25	(1)
Liabilities
Interest-bearing deposits	$29	$1	$5	$51	$(40)	$—	$30	$—	$(22)	$42	$4
Securities loaned and sold under agreements to repurchase	390	—	—	—	—	668	—	—	(766)	292	—
Trading account liabilities
Securities sold, not yet purchased	35	(17)	—	26	(26)	109	—	—	(125)	36	(1)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(83)	—	69	(527)	1	318	—	(204)	221	(78)
Long-term debt	38,380	(293)	—	3,674	(22,587)	—	5,479	—	(2,930)	22,309	(1,021)
Other financial liabilities	6	—	—	—	—	—	5	—	(10)	1	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$140	$1	$—	$—	$—	$126	$—	$—	$(132)	$135	$9
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	659	(21)	—	93	(155)	92	—	(130)	—	538	(14)
Residential	145	(1)	—	31	(3)	52	—	(59)	—	165	(3)
Commercial	182	(8)	—	59	(25)	26	—	(29)	—	205	(8)
Total trading mortgage-backed securities	$986	$(30)	$—	$183	$(183)	$170	$—	$(218)	$—	$908	$(25)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	3	—	—	—	—	—	—	—	—	3	—
Foreign government	81	(23)	—	—	(31)	70	—	(28)	—	69	19
Corporate	581	224	—	38	(303)	624	—	(400)	—	764	(232)
Marketable equity securities	285	2	—	16	(10)	28	—	(58)	—	263	1
Asset-backed securities	539	6	—	15	(39)	297	—	(243)	—	575	2
Other trading assets	1,478	(332)	—	279	(198)	260	—	(514)	—	973	(114)
Total trading non-derivative assets	$3,953	$(153)	$—	$531	$(764)	$1,449	$—	$(1,461)	$—	$3,555	$(349)
Trading derivatives, net(4)
Interest rate contracts	$(1,962)	$(474)	$—	$(18)	$298	$51	$—	$49	$253	$(1,803)	$(637)
Foreign exchange contracts	700	158	—	1	(24)	50	—	(8)	(264)	613	159
Equity contracts	(1,563)	641	—	128	(145)	(346)	—	(21)	171	(1,135)	212
Commodity contracts	330	222	—	96	(149)	(389)	—	(2)	(59)	49	120
Credit derivatives	(155)	54	—	22	81	80	—	—	(9)	73	(16)
Total trading derivatives, net(4)	$(2,650)	$601	$—	$229	$61	$(554)	$—	$18	$92	$(2,203)	$(162)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$(3)	$—	$—	$—	$—	$29	$—
Residential	25	—	(1)	—	—	—	—	—	—	24	(1)
Total investment mortgage-backed securities	$57	$—	$(1)	$—	$(3)	$—	$—	$—	$—	$53	$(1)
U.S. Treasury and federal agency securities	$21	$—	$(1)	$—	$—	$—	$—	$—	$—	$20	$—
State and municipal	507	—	(29)	1	—	45	—	(31)	—	493	(29)
Foreign government	414	—	(12)	2	(179)	124	—	(153)	—	196	1
Corporate	290	—	—	—	—	15	—	(16)	—	289	—
Marketable equity securities	13	—	(2)	—	—	—	—	—	—	11	—
Asset-backed securities	1	—	(1)	30	—	—	—	—	—	30	—
Other debt securities	57	—	1	—	(58)	—	—	—	—	—	—
Non-marketable equity securities	404	—	21	6	—	—	—	—	—	431	(5)
Total investments	$1,764	$—	$(24)	$39	$(240)	$184	$—	$(200)	$—	$1,523	$(34)
Loans	$241	$—	$15	$—	$—	$—	$10	$—	$(1)	$265	$(82)
Mortgage servicing rights	681	—	42	—	—	—	23	—	(17)	729	41
Other financial assets	73	—	(22)	—	—	28	—	(2)	—	77	—
Liabilities
Interest-bearing deposits	$26	$—	$(10)	$49	$—	$—	$70	$—	$—	$155	$(11)
Securities loaned and sold under agreements to repurchase	627	(2)	—	—	—	—	—	—	(148)	481	1
Trading account liabilities
Securities sold, not yet purchased	62	—	—	11	(3)	61	—	—	(43)	88	(2)
Other trading liabilities	4	—	—	1	(2)	2	—	—	(4)	1	—
Short-term borrowings	296	—	—	16	(7)	1	181	—	(31)	456	(21)
Long-term debt	37,204	2,816	—	1,010	(1,336)	—	3,027	—	(1,439)	35,650	2,112
Other financial liabilities	23	—	—	—	—	—	26	(21)	—	28	—
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
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$4	$—	$—	$(2)	$263	$—	$—	$(279)	$135	$9
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	(31)	—	278	(421)	462	—	(350)	—	538	(34)
Residential	166	(2)	—	92	(65)	152	—	(178)	—	165	(17)
Commercial	145	(23)	—	163	(56)	76	—	(100)	—	205	(19)
Total trading mortgage-backed securities	$911	$(56)	$—	$533	$(542)	$690	$—	$(628)	$—	$908	$(70)
U.S. Treasury and federal agency securities	$1	$(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	7	(3)	—	19	—	—	—	(20)	—	3	(1)
Foreign government	119	(17)	—	8	(58)	131	—	(114)	—	69	22
Corporate	394	300	—	248	(481)	976	—	(673)	—	764	(185)
Marketable equity securities	192	11	—	42	(18)	125	—	(89)	—	263	10
Asset-backed securities	668	20	—	94	(120)	615	—	(702)	—	575	4
Other trading assets	648	69	—	540	(274)	728	—	(738)	—	973	(123)
Total trading non-derivative assets	$2,940	$323	$—	$1,484	$(1,493)	$3,265	$—	$(2,964)	$—	$3,555	$(343)
Trading derivatives, net(4)
Interest rate contracts	$355	$(2,163)	$—	$(220)	$(361)	$38	$—	$62	$486	$(1,803)	$(2,060)
Foreign exchange contracts	50	704	—	105	24	152	—	(89)	(333)	613	408
Equity contracts	(1,104)	(237)	—	61	661	(599)	—	(65)	148	(1,135)	(596)
Commodity contracts	278	85	—	270	91	(447)	—	(14)	(214)	49	12
Credit derivatives	(157)	(92)	—	19	217	82	—	—	4	73	(84)
Total trading derivatives, net(4)	$(578)	$(1,703)	$—	$235	$632	$(774)	$—	$(106)	$91	$(2,203)	$(2,320)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2023
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$(1)	$—	$(3)	$4	$—	$(1)	$—	$29	$(3)
Residential	41	—	(1)	—	—	—	—	(16)	—	24	(1)
Total investment mortgage-backed securities	$71	$—	$(2)	$—	$(3)	$4	$—	$(17)	$—	$53	$(4)
U.S. Treasury and federal agency securities	$—	$—	$(1)	$—	$—	$51	$—	$(30)	$—	$20	$—
State and municipal	586	—	(20)	2	(77)	46	—	(44)	—	493	(23)
Foreign government	608	—	(7)	27	(197)	647	—	(882)	—	196	1
Corporate	343	—	(1)	—	(61)	96	—	(88)	—	289	(4)
Marketable equity securities	10	—	1	—	—	—	—	—	—	11	—
Asset-backed securities	1	—	(1)	30	—	—	—	—	—	30	—
Other debt securities	—	—	1	—	(63)	62	—	—	—	—	—
Non-marketable equity securities	430	—	3	8	—	16	—	(26)	—	431	(5)
Total investments	$2,049	$—	$(27)	$67	$(401)	$922	$—	$(1,087)	$—	$1,523	$(35)
Loans	$1,361	$—	$(249)	$2	$(309)	$—	$116	$—	$(656)	$265	$(104)
Mortgage servicing rights	665	—	61	—	—	—	54	—	(51)	729	62
Other financial assets	57	—	(24)	—	(2)	50	—	(4)	—	77	—
Liabilities
Interest-bearing deposits	$15	$(7)	$(12)	$49	$(1)	$—	$83	$—	$(10)	$155	$(11)
Securities loaned and sold under agreements to repurchase	1,031	(8)	—	—	(24)	1,335	—	—	(1,869)	481	1
Trading account liabilities
Securities sold, not yet purchased	50	(13)	—	22	(34)	125	—	—	(88)	88	(2)
Other trading liabilities	3	2	—	4	(2)	2	—	—	(4)	1	—
Short-term borrowings	38	40	—	35	(23)	1	478	—	(33)	456	(31)
Long-term debt	36,117	2,589	—	4,238	(7,442)	—	7,371	—	(2,045)	35,650	841
Other financial liabilities	2	—	1	—	(1)	—	49	(21)	—	28	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2023 to September 30, 2024:

•During the three and nine months ended September 30, 2024, transfers of Long-term debt were $0.9 billion and $22.6 billion from Level 3 to Level 2, and $0.6 billion and $3.7 billion from Level 2 to Level 3, respectively. The Level 3 to Level 2 YTD transfers were primarily the result of enhanced significance testing of unobservable input for certain structured debt instruments. The Level 2 to Level 3 YTD transfers were primarily the result of certain unobservable inputs becoming more significant to the overall valuation of these instruments.

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
Differences between these tables and amounts presented in the Level 3 Fair Value Rollforward tables represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

As of September 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$136	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.65%	3.65%	3.65%
Mortgage-backed securities	$543	Price-based	Price	$0.56	$149.50	$33.43
	381	Yield analysis	Yield	4.41%	21.93%	7.69%
State and municipal, foreign government, corporate and other debt securities	$1,007	Price-based	Price	$—	$189.68	$94.98
	428	Model-based	Credit spread	35 bps	550 bps	337 bps
Marketable equity securities(5)	$250	Price-based	Price	$—	$14,350.67	$106.47
Asset-backed securities	$151	Price-based	Price	$0.69	$142.85	$76.18
	64	Yield analysis	Yield	6.31%	27.44%	8.74%
Non-marketable equities	$228	Comparables analysis	Illiquidity discount	7.40%	33.00%	14.35%
			Revenue multiple	4.30x	16.26x	11.95x
	222	Price-based	Price	$0.55	$3,190.93	$1,756.38
			Discount rate	9.25%	17.50%	13.15%
Derivatives—gross(6)
Interest rate contracts (gross)	$3,678	Model-based	IR normal volatility	0.28%	20.00%	2.32%
			Yield	(0.16)%	51.68%	4.51%
			Equity volatility	0.11%	266.80%	58.33%
			Inflation volatility	0.25%	6.34%	1.35%
Foreign exchange contracts (gross)	$1,128	Model-based	IR normal volatility	0.40%	1.32%	0.78%
			IR basis	(24.26)%	56.13%	3.32%
Equity contracts (gross)(7)	$4,059	Model-based	Equity volatility	0.11%	266.80%	54.32%
			Equity forward	66.73%	268.63%	105.70%
			Equity-FX correlation	(90.00)%	70.00%	(13.62)%
			Equity-Equity correlation	(36.22)%	99.00%	71.33%
			Recovery (in millions)	$8,628	$8,628	$8,628
			WAL	2.65 years	2.65 years	2.65 years
Commodity and other contracts (gross)	$1,602	Model-based	Forward price	3.24%	249.00%	113.46%
			Commodity volatility	13.77%	257.77%	42.83%
			Commodity correlation	7.30%	93.30%	48.25%
Credit derivatives (gross)	$940	Model-based	Credit spread	7 bps	574 bps	88 bps
			Recovery rate	20.00%	40.00%	37.43%
			Upfront points	0.94%	119.12%	55.28%
			Credit spread volatility	31.34%	112.70%	71.91%
	443	Price-based	Price	$41.00	$102.78	$83.78

As of September 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Other financial assets and liabilities (gross)	$26	Price-based	Price	$0.11	$111.48	$96.42
Loans and leases	$244	Model-based	Forward price	4.47%	228.95%	101.94%
			Equity volatility	34.90%	42.51%	37.30%
	103	Price-based	Price	$78.12	$99.56	$88.76
Mortgage servicing rights	$595	Cash flow	Yield	(1.20)%	12.00%	6.00%
	88	Model-based	WAL	3.5 years	8.33 years	7.03 years
Liabilities
Interest-bearing deposits	$42	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$292	Model-based	Interest rate	3.57%	4.82%	3.61%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$33	Price-based	Price	$—	$14,350.67	$22.71
Short-term borrowings and long-term debt	$22,305	Model-based	IR normal volatility	0.40%	20.00%	1.55%
			Equity volatility	0.11%	266.80%	69.41%
			Equity forward	66.73%	268.63%	104.63%
			Equity-IR correlation	(38.00)%	60.00%	27.87%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$139	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	4.00%	4.00%	4.00%
Mortgage-backed securities	$679	Price-based	Price	$1.67	$124.63	$55.39
	401	Yield analysis	Yield	4.63%	19.08%	8.93%
State and municipal, foreign government, corporate and other debt securities	$1,582	Price-based	Price	$0.01	$123.74	$79.71
	778	Model-based	Credit spread	35 bps	550 bps	304 bps
Marketable equity securities(5)	$259	Price-based	Price	$—	$12,189.17	$168.09
	38	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Asset-backed securities	$475	Price-based	Price	$3.50	$129.00	$65.87
	57	Yield analysis	Yield	5.93%	18.86%	8.57%
Non-marketable equities	$366	Comparables analysis	Illiquidity discount	8.00%	10.00%	8.82%
			PE ratio	9.30x	16.50x	11.37x
			Revenue multiple	2.80x	13.40x	12.28x
			EBITDA multiples	15.80x	15.80x	15.80x
	56	Cash flow	Discount to price	8.50%	8.50%	8.50%
	50	Price-based	Price	$0.40	$158.92	$56.78
Derivatives—gross(6)
Interest rate contracts (gross)	$5,237	Model-based	IR normal volatility	(0.07)%	15.00%	1.44%
			Interest rate	2.70%	5.40%	3.20%
Foreign exchange contracts (gross)	$1,652	Model-based	IR normal volatility	(0.07)%	12.05%	1.50%
			IR basis	(1.45)%	147.79%	7.11%
Equity contracts (gross)(7)	$4,239	Model-based	Equity volatility	0.10%	334.35%	38.35%
			Equity forward	54.14%	273.54%	101.44%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Equity-FX correlation	(79.00)%	70.00%	(7.66)%
			Equity-Equity correlation	(6.49)%	97.44%	80.42%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Commodity and other contracts (gross)	$1,943	Model-based	Forward price	31.70%	425.51%	134.65%
			Commodity volatility	14.72%	149.99%	37.03%
			Commodity correlation	(45.33)%	93.02%	45.03%
Credit derivatives (gross)	$1,135	Model-based	Credit spread	11.43 bps	1,519 bps	140.34 bps
			Credit spread volatility	23.94%	115.66%	42.76%
			Recovery rate	15.00%	75.00%	36.56%
	378	Price-based	Upfront points	1.25%	117.31%	58.10%
			Price	$37.67	$97.00	$79.54
Other financial assets and liabilities (gross)	$36	Price-based	Price	$0.01	$104.79	$90.87
Loans and leases	$316	Price-based	Price	$98.80	$98.80	$98.80
	111	Model-based	Forward price	33.48%	348.43%	115.47%
			Commodity volatility	26.51%	66.80%	31.79%
			Commodity correlation	(45.33)%	93.02%	(7.28)%
			Equity volatility	41.61%	45.40%	43.17%
Mortgage servicing rights	$595	Cash flow	WAL	1.00 years	8.76 years	1.29 years
	66	Model-based	Yield	—%	12.00%	8.06%
Liabilities
Interest-bearing deposits	$29	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	3.92%	5.27%	3.96%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$23	Price-based	Price	$—	$12,189.17	$28.70
	7	Yield analysis	Yield	7.46%	7.46%	7.46%
	5	Model-based	FX volatility	3.56%	28.13%	13.17%
Short-term borrowings and long-term debt	$38,794	Model-based	IR normal volatility	0.32%	20.00%	1.25%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2024
Loans HFS(1)	$596	$352	$244
Other real estate owned	9	—	9
Loans(2)	212	—	212
Non-marketable equity securities measured using the measurement alternative	102	—	102
Total assets at fair value on a nonrecurring basis	$919	$352	$567

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2023
Loans HFS(1)	$1,171	$495	$676
Other real estate owned	4	—	4
Loans(2)	328	—	328
Non-marketable equity securities measured using the measurement alternative	359	—	359
Total assets at fair value on a nonrecurring basis	$1,862	$495	$1,367

(1)Net of mark-to-market amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.
(2)Represents collateral-dependent loans held for investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of September 30, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$211	Price-based	Price	$95.73	$100.00	$97.91
Loans(5)	$149	Cash flow	Appraised value(4)	$12,000	$78,595,495	$40,009,156
	62	Recovery analysis
Non-marketable equity securities measured using the measurement alternative	$70	Price-based	Price	$1.23	$519.72	$110.65
	33	Comparable analysis	Revenue multiple	6.10x	9.19x	6.89x
			Illiquidity discount	18.40%	19.50%	18.95%
Other real estate owned	$7	Price-based	Appraised value(4)	$21,600	$342,000	$194,563
			Price	$—	$8,427.00	$123.38

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$674	Price-based	Price	$67.50	$100.00	$93.39
Loans(5)	$296	Recovery analysis	Appraised value(4)	$12,000	$75,997,078	$46,121,923
Non-marketable equity securities measured using the measurement alternative	$250	Price-based	Price	$1.57	$2,637.00	$1,114.06
	109	Comparable analysis	Revenue multiple	2.30x	35.70x	11.69x
Other real estate owned	$3	Price-based	Appraised value(4)	$401,042	$2,061,700	$155,696

(1)The tables above include the fair values for the items listed and may not foot to the total population for each category.
(2)Some inputs are shown as zero due to rounding.
(3)Weighted averages are calculated based on the fair values of the instruments.
(4)Appraised values are disclosed in whole dollars.
(5)Represents collateral-dependent loans held for investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Loans HFS	$(1)	$—	$(46)	$6
Other real estate owned	—	—	—	—
Loans(1)	(16)	(82)	(16)	(110)
Non-marketable equity securities measured using the measurement alternative	(8)	(12)	20	(69)
Total nonrecurring fair value gains (losses)	$(25)	$(94)	$(42)	$(173)

(1)Represents collateral-dependent loans held for investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The tables below therefore exclude items measured at fair value on a recurring basis presented in the tables above.

	September 30, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$253.6	$239.8	$126.5	$110.9	$2.4
Securities borrowed and purchased under agreements to resell	138.0	138.0	—	138.0	—
Loans(2)(3)	662.2	669.0	—	—	669.0
Other financial assets(3)(4)	403.8	403.8	284.9	18.2	100.7
Liabilities
Deposits(5)	$1,305.9	$1,305.7	$—	$1,305.7	$—
Securities loaned and sold under agreements to repurchase	215.5	215.5	—	215.5	—
Long-term debt(6)	181.7	186.8	—	175.8	11.0
Other financial liabilities(7)	146.4	146.4	—	27.9	118.5

	December 31, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$259.7	$240.6	$124.0	$114.1	$2.5
Securities borrowed and purchased under agreements to resell	139.6	139.7	—	139.7	—
Loans(2)(3)	663.3	673.2	—	—	673.2
Other financial assets(3)(4)	347.5	347.5	243.1	17.8	86.6
Liabilities
Deposits	$1,306.2	$1,305.9	$—	$1,116.5	$189.4
Securities loaned and sold under agreements to repurchase	215.6	215.6	—	215.6	—
Long-term debt(6)	170.3	173.4	—	168.0	5.4
Other financial liabilities(7)	132.8	132.8	—	29.2	103.6

(1)Includes $5.3 billion and $5.5 billion of non-marketable equity securities carried at cost at September 30, 2024 and December 31, 2023, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $18.4 billion for September 30, 2024 and $18.1 billion for December 31, 2023. In addition, the carrying values exclude $0.3 billion and $0.3 billion of lease finance receivables at September 30, 2024 and December 31, 2023, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2024 and December 31, 2023 were off-balance sheet liabilities of $15.2 billion and $14.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 23.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2024	2023	2024	2023
Assets
Securities borrowed and purchased under agreements to resell	$223	$69	$164	$59
Trading account assets	8	(14)	10	65
Loans
Certain corporate loans	(143)	1,036	1,235	1,362
Certain consumer loans	14	(10)	4	(9)
Total loans	$(129)	$1,026	$1,239	$1,353
Other assets
MSRs	$(40)	$42	$(23)	$61
Certain mortgage loans HFS(1)	43	(28)	48	(38)
Total other assets	$3	$14	$25	$23
Total assets	$105	$1,095	$1,438	$1,500
Liabilities
Interest-bearing deposits	$(43)	$18	$(106)	$(34)
Securities loaned and sold under agreements to repurchase	(70)	(63)	(44)	(82)
Trading account liabilities	(17)	(151)	(241)	1
Short-term borrowings(2)	(200)	144	(581)	232
Long-term debt(2)	(6,216)	2,443	(8,338)	(4,053)
Total liabilities	$(6,546)	$2,391	$(9,310)	$(3,936)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(201) million and a gain of $395 million for the three months ended September 30, 2024 and 2023, and a loss of $(608) million and $(875) million for the nine months ended September 30, 2024 and 2023, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	September 30, 2024		December 31, 2023
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,059	$8,106	$4,518	$7,594
Aggregate unpaid principal balance in excess of (less than) fair value	109	(71)	88	10
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	1

In addition to the amounts reported above, $280 million and $391 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2024 and December 31, 2023, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended September 30, 2024 and 2023 due to instrument-specific credit risk were a gain of $6 million and a loss of $(27) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$948	$571
Aggregate fair value in excess of (less than) unpaid principal balance	29	17
Balance of non-accrual loans or loans more than 90 days past due	1	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2024 and 2023 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	September 30, 2024	December 31, 2023
Interest rate linked	$60.3	$60.4
Foreign exchange linked	0.2	—
Equity linked	44.1	45.9
Commodity linked	6.4	5.3
Credit linked	6.3	4.7
Total	$117.3	$116.3

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	September 30, 2024	December 31, 2023
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$117,286	$116,338
Aggregate unpaid principal balance in excess of (less than) fair value	(2,281)	(2,842)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$11,896	$6,545
Aggregate unpaid principal balance in excess of (less than) fair value	(330)	(60)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at September 30, 2024 and December 31, 2023.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.6	$61.5	$79.1	$653
Performance guarantees	4.4	5.7	10.1	33
Derivative instruments considered to be guarantees	45.7	22.5	68.2	306
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	108.1	—	108.1	—
Card merchant processing(2)	123.8	—	123.8	—
Credit card arrangements with partners	0.2	0.1	0.3	4
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	135.3	—	135.3	—
Other	0.1	7.7	7.8	44
Total	$435.2	$98.5	$533.7	$1,040

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.8	$63.5	$81.3	$674
Performance guarantees	4.8	5.8	10.6	49
Derivative instruments considered to be guarantees	24.2	16.3	40.5	362
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	104.1	—	104.1	—
Card merchant processing(2)	138.0	—	138.0	—
Credit card arrangements with partners	0.2	0.2	0.4	5
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	27.7	—	27.7	—
Other	—	7.7	7.7	50
Total	$317.4	$94.7	$412.1	$1,156

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2024 and December 31, 2023, this maximum potential exposure was estimated to be approximately $124 billion and $138 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $12 million and $11 million at September 30, 2024 and December 31, 2023, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Carrying Value—Guarantees and Indemnifications
At September 30, 2024 and December 31, 2023, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.0 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $53.5 billion and $52.5 billion at September 30, 2024 and December 31, 2023, respectively. Securities and other marketable assets held as collateral amounted to $71.3 billion and $67.7 billion at September 30, 2024 and December 31, 2023, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.2 billion and $3.1 billion at September 30, 2024 and December 31, 2023, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.4	$11.7	$—	$79.1
Loans sold with recourse	—	—	1.0	1.0
Other	—	7.7	—	7.7
Total	$67.4	$19.4	$1.0	$87.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.5	$10.8	$—	$81.3
Loans sold with recourse	—	—	1.8	1.8
Other	—	7.7	—	7.7
Total	$70.5	$18.5	$1.8	$90.8

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
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	September 30, 2024	December 31, 2023
Commercial and similar letters of credit	$779	$3,349	$4,128	$5,345
One- to four-family residential mortgages	592	499	1,091	1,245
Revolving open-end loans secured by one- to four-family residential properties	5,287	16	5,303	5,495
Commercial real estate, construction and land development	11,458	1,629	13,087	15,266
Credit card lines	621,106	61,276	682,382	677,005
Commercial and other consumer loan commitments	225,558	112,186	337,744	312,300
Other commitments and contingencies(2)	4,911	201	5,112	5,146
Total	$869,691	$179,156	$1,048,847	$1,021,802

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of September 30, 2024 and December 31, 2023, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2024 and December 31, 2023, Citi had approximately $128.6 billion and $120.9 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $135.3 billion and $96.4 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2024	December 31, 2023
Cash and due from banks	$3,778	$3,479
Deposits with banks, net of allowance	16,293	15,538
Total	$20,071	$19,017

In addition to the restricted cash amounts presented above, at September 30, 2024 and December 31, 2023, approximately $5.8 billion and $3.9 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of September 30, 2024.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	September 30, 2024	December 31, 2023
ROU asset	$2,822	$2,801
Lease liability	2,991	2,974

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
At September 30, 2024, the Company had a future lease commitment scheduled to commence in April 2025 with fixed lease payments (undiscounted) totaling approximately $255 million over a 15-year lease term.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 27 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2024 Form 10-Q, Note 27 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2024 Form 10-Q and Note 30 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At September 30, 2024, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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

Foreign Exchange Matters
On September 2, 2024, in MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS, the U.K. Supreme Court scheduled a hearing for April 1 and 2, 2025 on the defendants’ appeal of the Court of Appeal’s November 9, 2023 decision. Additional information concerning this action is publicly available in court filings under the docket numbers 1336/7/7/19 in the U.K. Competition Appeal Tribunal, CA-2022-002002 in the Court of Appeal, and UKSC 2023/0177 in the U.K. Supreme Court.
On February 20, 2024, in GERTLER, ET AL. v. DEUTSCHE BANK AG, the parties filed a motion for the Tel Aviv Central District Court to approve a settlement agreement. On September 15, 2024, the parties responded to objections filed in connection with the proposed settlement agreement. A hearing has been set for December 26, 2024. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Sovereign Securities Matters
On July 29, 2024 in IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, certain defendants, including Citibanamex, moved to dismiss the third amended complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-2830 (S.D.N.Y.) (Oetken, J.) and 22-2039 (2d Cir.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Nine Months Ended
	September 30, 2024
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$2,454	$8,870
Total operating expenses	222	9,300
Provision for credit losses	—	15
Equity in undistributed income of subsidiaries	7,067	—
Income (loss) from continuing operations before income taxes	$9,299	$(445)
Provision (benefit) for income taxes	(527)	156
Net income (loss)	$9,826	$(601)

SUMMARIZED BALANCE SHEET

	September 30, 2024		December 31, 2023
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,021	$20,604	$3,011	$23,756
Securities borrowed and purchased under resale agreements	—	229,063	—	283,174
Trading account assets	435	315,659	461	273,379
Advances to subsidiaries	153,041	—	150,845	—
Investments in subsidiary bank holding company	179,577	—	172,125	—
Investments in non-bank subsidiaries	46,565	—	46,870	—
Other assets	14,941	170,885	14,202	167,609
Total assets	$398,580	$736,211	$387,514	$747,918
Securities loaned and sold under agreements to repurchase	$—	$300,713	$—	$309,862
Trading account liabilities	329	99,877	300	111,233
Short-term borrowings	—	26,629	—	20,481
Long-term debt	170,649	185,522	162,309	184,083
Advances from subsidiaries	15,838	—	16,724	—
Other liabilities	2,681	87,182	2,728	85,079
Stockholders’ equity	209,083	36,288	205,453	37,180
Total liabilities and equity	$398,580	$736,211	$387,514	$747,918

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

The following table summarizes Citi’s common share repurchases for the third quarter of 2024:

In thousands, except per share amounts	Total shares purchased	Average price paid per share
July 2024
Open market repurchases(1)	1,618	$64.90
Employee transactions(2)	—	—
August 2024
Open market repurchases(1)	10,922	59.06
Employee transactions(2)	—	—
September 2024
Open market repurchases(1)	4,147	60.27
Employee transactions(2)	—	—
Total for 3Q24	16,687	$59.93

(1)    Repurchases not made pursuant to any publicly announced plan or program.
(2)    During the third quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.56 per share for the third quarter of 2024, and on October 23, 2024, declared common dividends of $0.56 per share for the fourth quarter of 2024.
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
On October 23, 2024, Citi declared preferred dividends of approximately $257 million for the fourth quarter of 2024.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the third quarter of 2024, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

10.1*+	Form of Citigroup Inc. CAP Agreement (for awards to be granted in February 2025 and future years).

10.2*+	Form of Citigroup Inc. Performance Share Unit Award Agreement (for awards to be granted in February 2025 and future years).

10.3*+	Agreement between Andrew Sieg and Citibank, N.A. (dated March 20, 2023).

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended September 30, 2024, filed on November 7, 2024, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2024.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Robert Walsh
Robert Walsh
Interim Chief Accounting Officer
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
FINRA: Financial Industry Regulatory Authority
FRB: Federal Reserve Board
Freddie Mac: Federal Home Loan Mortgage Corporation
FVA: Funding valuation adjustment
FX: Foreign exchange
FX translation: The impact of converting non-U.S. dollar currencies into U.S. dollars.
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
Note: All “Note” references correspond to the Notes to the Consolidated Financial Statements herein, unless otherwise indicated.
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
S&P: Standard and Poor’s Global Ratings
SCB: Stress Capital Buffer
SEC: The U.S. Securities and Exchange Commission
SLR: Supplementary Leverage ratio. Represents Tier 1 Capital divided by Total Leverage Exposure.
SOFR: Secured Overnight Financing Rate
SPEs: Special purpose entities
Standardized Approach: Established through Basel III, the Standardized Approach aligns regulatory capital requirements more closely with the key elements of banking risk by introducing a wider differentiation of risk weights and a wider recognition of credit risk mitigation techniques, while avoiding excessive complexity. Accordingly, the Standardized Approach produces capital ratios more in line with the actual economic risks that banks face.
Tangible book value per share (TBVPS)*: Represents tangible common equity divided by EOP common shares outstanding.
Tangible common equity (TCE): Represents common stockholders’ equity less goodwill and identifiable intangible assets, other than MSRs.
Taxable equivalent basis: Represents the total revenue, net of interest expense for the business, adjusted for revenue from investments that receive tax credits and the impact of tax-exempt securities. This metric presents results on a level comparable to taxable investments and securities. GAAP measures on a taxable equivalent basis, including the metrics derived from these measures, are non-GAAP financial measures.
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
TEGU: taxable equivalent gross-up adjustments
TLAC: Total loss-absorbing capacity
Total ACL: Allowance for credit losses, which comprises the allowance for credit losses on loans (ACLL), allowance for credit losses on unfunded lending commitments (ACLUC), allowance for credit losses on HTM securities and allowance for credit losses on other assets.
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