Form 10-K
period 2024-12-31
CITIGROUP INC
filed 2025-02-21
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2024 was approximately $120.8 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2025: 1,884,479,551
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 29, 2025 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–32, 130–135,
137, 169–173,
314–315

1A.	Risk Factors	50–64

1B.	Unresolved Staff Comments	Not Applicable

1C.	Cybersecurity	56–58, 119–121

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 30 to the Consolidated Financial Statements	301–308

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	146–147, 179–181, 316–318

6.	Reserved

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7–32, 70–129

7A.	Quantitative and Qualitative Disclosures About Market Risk	70–129, 174–178, 198–238, 245–292

8.	Financial Statements and Supplementary Data	142–313

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	135–136

9B.	Other Information	317

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	319–321*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibit and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 29, 2025, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2024 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference, other than disclosure under the heading “Pay versus Performance” information responsive to Item 402(v) of Regulation S-K of SEC rules.

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

CITIGROUP’S 2024 ANNUAL REPORT ON FORM 10-K

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
At December 31, 2024, Citi had approximately 229,000 full-time employees, compared to approximately 239,000 at December 31, 2023. For additional information, see “Human Capital Resources and Management” below.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries. All “Note” references correspond to the Notes to the Consolidated Financial Statements herein, unless otherwise indicated.
For a list of certain terms and acronyms used in this Annual Report on Form 10-K and other Citigroup presentations, see “Glossary of Terms and Acronyms” at the end of this report.

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
For a discussion of 2023 versus 2022 results of operations of Services, Markets, Banking, Wealth, U.S. Personal Banking and All Other, see each respective business’s results of operations in Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2023 (Citigroup’s 2023 Annual Report on Form 10-K).
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, including certain reclassifications to align with Citi’s organizational simplification and strategy, for all periods presented.

Please see “Risk Factors” below for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

Non-GAAP Financial Measures
Citi prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and also presents certain non-GAAP financial measures (non-GAAP measures) that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures are not intended to be a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies.
Citi’s non-GAAP financial measures in this Form 10-K include:

•Revenues excluding the Argentina currency devaluation and/or divestiture-related impacts
•Expenses excluding the Federal Deposit Insurance Corporation (FDIC) special assessment and/or divestiture-related impacts
•Services and Treasury and Trade Solutions (TTS) revenues and/or non-interest revenues excluding the impact of the Argentina currency devaluation
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•All Other (managed basis), which excludes divestiture-related impacts
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

For more information on the Argentina currency devaluation and/or the FDIC special assessment, see “Executive Summary” below. Citi believes its results excluding the Argentina currency devaluation and the FDIC special assessment are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impacts of these items, as well as additional comparability to peer companies.
Citi’s results excluding divestiture-related impacts represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises. Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture- related impacts, see “Executive Summary” and “All Other— Divestiture-Related Impacts (Reconciling Items)” below.
Citi believes its results excluding divestiture-related impacts are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impacts of the divestiture-related impacts; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.
For more information on Services and TTS revenues and/or non-interest revenues excluding the impact of the Argentina currency devaluation, see “Executive Summary” and “Services” below.
For more information on Banking and Corporate Lending revenues excluding gain (loss) on loan hedges, see “Executive Summary” and “Banking” below. Citi believes that Banking and Corporate Lending revenues excluding gain (loss) on loan hedges are useful to investors, industry analysts and others because the gain (loss) on loan hedges are independent of Banking and Corporate Lending’s core operations and not indicative of the performance of the business operations.
For more information on TCE, RoTCE and TBVPS, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below. TCE, RoTCE and TBVPS are used by management, as well as investors, industry analysts and others, in assessing Citi’s use of equity. Citi believes TCE and RoTCE are useful to investors, industry analysts and others by providing alternative measures of capital strength and performance. Citi believes TBVPS provides additional useful information about the level of tangible assets in relation to Citi’s outstanding shares of common stock.
For more information on non-Markets net interest income, see “Market Risk—Non-Markets Net Interest Income” below. Management uses non-Markets net interest income to assess the performance of Citi’s lending, investing (including asset-liability management) and deposit-raising activities, apart from any volatility associated with Markets activities. Citi believes the use of this non-GAAP measure provides investors, industry analysts and others with an alternative measure to analyze the net interest income trends of Citi’s lending, investing and deposit-raising activities, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results of those activities; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.

Citigroup is managed pursuant to five operating segments: Services, Markets, Banking, Wealth and U.S. Personal Banking. Activities not assigned to the operating segments are included in All Other. For additional information, see the results of operations for each of the operating segments and All Other within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

# CITIGROUP REPORTABLE OPERATING SEGMENTS

| *Services* | *Markets* | *Banking* | *Wealth* | *U.S. Personal Banking (USPB)* |
|---|---|---|---|---|
| Treasury and Trade Solutions | Fixed Income Markets | Investment Banking | Private Bank | Branded Cards |
| Securities Services | Equity Markets | Corporate Lending | Wealth at Work | Retail Services |
| | | | Citigold | Retail Banking |

## *All Other*

Legacy Franchises

- Mexico Consumer, Small Business and Middle-Market Banking (Mexico Consumer/SBMM)
- Asia Consumer Banking (Asia Consumer)
- Legacy Holdings Assets

Corporate/Other

- Corporate Treasury managed activities
- Operations and Technology
- Global staff functions and corporate expenses
- Discontinued operations

# REGIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

As described further throughout this Executive Summary, Citi demonstrated improved overall business performance and continued progress on its strategic priorities in 2024:

•Citi and its five reportable operating segments each achieved positive operating leverage for 2024. Citi’s positive operating leverage in 2024 was driven by revenue growth of 3%, with record revenues in Services, Wealth and USPB, and disciplined expense management (down 4%), despite higher volume- and transformation-related expenses and other investments in risk and control initiatives. Excluding the impact of the FDIC special assessment in both 2024 and the prior year, expenses decreased 2%.
•Citi continued to advance its transformation, including its efforts to improve risk management, modernize technology and infrastructure and improve resiliency across the organization. Simultaneously, as a result of the July 2024 Civil Money Penalty Consent Orders and Consent Order Amendment, Citi recognized the need to accelerate progress in certain areas, particularly with regard to data quality management related to governance and regulatory reporting. (See “Citi’s Multiyear Transformation” below).
•Citi completed its organizational simplification announced in September 2023, resulting in a simpler management structure that aligns to and facilitates Citi’s strategy, while improving accountability and decision-making and advancing the execution of Citi’s transformation.
•As part of its strategic refresh, Citi continued to make progress on its remaining divestitures, including exits of its consumer banking operations in Korea and Poland and its overall operations in Russia. Additionally, Citi completed the separation of its Services, Markets, Banking and Wealth businesses in Mexico from its consumer banking and small business and middle-market banking operations in Mexico (Mexico Consumer/SBMM) in December 2024, an important milestone toward the planned initial public offering (IPO) of Citi’s Mexico Consumer/SBMM business. (See “All Other (Managed Basis)” below.)
•Citi returned $6.7 billion to common shareholders in the form of dividends ($4.2 billion) and share repurchases ($2.5 billion) in 2024. As previously disclosed, on January 13, 2025, Citigroup’s Board of Directors authorized a new, multiyear $20 billion common stock repurchase program, with planned repurchases of $1.5 billion during the first quarter of 2025, subject to market conditions and other factors. After the first quarter of 2025, Citi will continue to assess the level of common share repurchases on a quarter-by-quarter basis given uncertainty regarding regulatory capital requirements, among other factors.

2024 Results Summary

Citigroup
Citigroup reported net income of $12.7 billion, or $5.94 per share. This compared to net income of $9.2 billion, or $4.04 per share in the prior year, which included larger impacts from certain notable items, including an Argentina currency devaluation, an FDIC special assessment, restructuring charges related to Citi’s organizational simplification and an ACL build for transfer risk (see “Cost of Credit” below).
Net income increased 37% versus the prior year, driven by the higher revenues, lower expenses and a lower effective tax rate, partially offset by higher cost of credit. Citigroup’s effective tax rate was 25% in 2024 versus 27% in the prior year, largely driven by the geographic mix of earnings (see Note 10).
Citigroup revenues of $81.1 billion in 2024 increased 3% on a reported basis. This increase in revenues largely reflected an increase in non-interest revenue (up 15%), including the benefit of a smaller impact from the Argentina currency devaluation ($(253) million in 2024 versus approximately $(1.9) billion in 2023) as well as strength in underlying fee drivers in each of Citi’s reportable operating segments. The increase in non-interest revenue was partially offset by a decline in net interest income (down 1%). The decrease in net interest income primarily reflected lower revenues in All Other (managed basis), partially offset by higher interest-earning balance growth in U.S. Personal Banking (USPB). Excluding divestiture-related impacts, primarily related to gains on the sales of Citi’s India and Taiwan consumer banking businesses in the prior year, as well as the Argentina currency devaluation, revenues of $81.4 billion in 2024 also increased 3% versus the prior year.
Citigroup’s end-of-period loans were $694 billion, up 1% versus the prior year, largely driven by loan growth in USPB.
Citigroup’s end-of-period deposits were approximately $1.3 trillion, down 2% versus the prior year, largely due to a decrease in All Other (managed basis). For additional information about Citi’s deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk— Deposits” below.

Expenses
Citigroup’s operating expenses of $54.0 billion decreased 4% from the prior year. Excluding the FDIC special assessment ($203 million in 2024 versus approximately $1.7 billion in the prior year), expenses of $53.8 billion decreased 2%, driven by savings related to Citi’s organizational simplification and stranded cost reduction, as well as the lower restructuring charges ($259 million in 2024 versus $781 million in the prior year) and repositioning costs. The decrease was partially offset by higher volume-related expenses, investments in Citi’s transformation and other risk and controls initiatives, as well as the costs of the July 2024 Civil Money Penalty Consent Orders entered into with the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency (OCC).

Excluding the FDIC special assessment and divestiture-related impacts, expenses of $53.5 billion also decreased 2%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was $10.1 billion, compared to $9.2 billion in the prior year. The increase was driven by higher net credit losses in Branded Cards and Retail Services in USPB, reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was due to macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both card portfolios, with lower FICO band customers primarily driving the increase. The higher net credit losses were partially offset by a lower net build in the allowance for credit losses (ACL), primarily due to a smaller build related to transfer risk associated with exposures outside the U.S. (approximately $0.2 billion in 2024 versus $1.9 billion in 2023), driven by safety and soundness considerations under U.S. banking law. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $9.0 billion increased 40% from the prior year. Consumer net credit losses of $8.6 billion increased 39%, largely reflecting the continued rise in net credit loss rates in Branded Cards and Retail Services. Corporate net credit losses increased to $397 million from $250 million in the prior year.
Subject to evolving macroeconomic conditions, Citi expects to continue to experience an elevated net credit loss rate for full-year 2025 in line with 2024, with higher loss rates in the first half of the year in Branded Cards and Retail Services consistent with seasonal patterns. Citi also expects that its future ACL builds will be driven by both the macroeconomic environment and business volumes, among other factors. For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.
In January 2025, a series of wildfires affected the Los Angeles metropolitan area and surrounding regions, causing loss of life and the destruction of more than 16,000 structures. While Citi continues to assess the wildfires’ impact on its customers and clients in the affected areas, Citi does not currently expect the wildfires to have a direct material impact to its consumer or corporate credit portfolios or its overall results of operations.

Capital
Citigroup’s CET1 Capital ratio was 13.6% as of December 31, 2024, compared to 13.4% as of December 31, 2023, based on the Basel III Standardized Approach for determining risk weighted assets (RWA). The increase was primarily driven by net income and a decrease in RWA, partially offset by the payment of common and preferred dividends, as well as common share repurchases and net adverse movements in Accumulated other comprehensive income (AOCI).
In 2024, Citi repurchased $2.5 billion of common shares and paid $4.2 billion of common dividends (see “Unregistered
Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below).
For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” below.
Citigroup’s Supplementary Leverage ratio as of
December 31, 2024 was 5.8%, largely unchanged from December 31, 2023, as higher Tier 1 Capital was offset by an increase in Total Leverage Exposure. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $6.5 billion increased 40%, as higher revenue and lower cost of credit were partially offset by higher expenses.
Services revenues of $19.6 billion increased 9%, largely driven by a 28% increase in non-interest revenue and higher net interest income (up 1%). Excluding the impact of the Argentina currency devaluation ($(178) million in 2024 versus approximately $(1.2) billion in 2023), Services revenues increased 3% and its non-interest revenue increased 5%. The increase in net interest income reflected the benefit of higher deposit and loan volumes, largely offset by a decline in interest rates in Argentina.
TTS revenues of $14.5 billion increased 6% on a reported basis, driven by a 37% increase in non-interest revenue, partially offset by a 1% decrease in net interest income. Excluding the impact of the Argentina currency devaluation (approximately $(164) million in 2024 and approximately $(1.0) billion in 2023), non-interest revenue increased 3%, driven by an increase in cross-border transaction value, as well as an increase in U.S. dollar clearing and commercial card spend volume. The decrease in TTS net interest income was primarily driven by the decline in interest rates in Argentina.
Securities Services revenues of $5.1 billion increased 17%, driven by an 18% increase in non-interest revenue and a 15% increase in net interest income. The growth in non-interest revenue was primarily due to increased fees from higher AUC/AUA balances and continued elevated levels of corporate activity in Issuer Services, as well as the smaller impact from the currency devaluation in Argentina. The increase in net interest income was primarily due to higher spreads and volumes.
Services expenses of $10.6 billion increased 6%, primarily driven by continued investments in technology and platform modernization, other risk and controls and product innovation, as well as an Argentina-related transaction tax expense and higher legal expenses, partially offset by the impact of productivity savings. Cost of credit decreased to $276 million from $950 million in the prior year, primarily driven by a smaller ACL build for transfer risk associated with exposures outside of the U.S., driven by safety and soundness considerations under U.S. banking law.
For additional information on the results of operations of Services in 2024, see “Services” below.

Markets
Markets net income of $4.9 billion increased 27%, driven by higher revenues, partially offset by higher cost of credit.
Markets revenues of $19.8 billion increased 6%, driven by a 26% increase in Equity Markets and a 1% increase in Fixed Income Markets. The increase in Equity Markets was primarily driven by growth in cash equities, due to higher client activity and volumes, and equity derivatives on higher volatility, which also included the impact from an episodic gain related to the Visa B exchange. The increase was also driven by an increase in prime services. The increase in Fixed Income Markets was driven by growth in spread products and other fixed income (up 20%), partially offset by lower revenues in rates and currencies (down 6%). The increase in spread products and other fixed income revenues was largely driven by increased client activity due to growth in asset-backed financing, securitization activity and underwriting fees, partially offset by a decline in commodities revenues. The decline in rates and currencies revenues was primarily due to lower volatility and a strong prior-year performance, partially offset by the smaller impact of the Argentina currency devaluation.
Markets expenses of $13.2 billion were largely unchanged versus the prior year, as higher legal and volume-related expenses were offset by productivity savings. Cost of credit increased to $463 million from $438 million in the prior year, primarily driven by higher net credit losses for loans in spread products, partially offset by a smaller ACL build on other assets for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
For additional information on the results of operations of Markets in 2024, see “Markets” below.

Banking
Banking net income was $1.5 billion, compared to a net loss of $35 million in the prior year, driven by higher revenues, lower expenses and a higher benefit from cost of credit.
Banking revenues of $6.2 billion increased 32%, including a $180 million loss on loan hedges in 2024 versus a $443 million loss on loan hedges in the prior year. Excluding the losses on loan hedges, Banking revenues of $6.4 billion increased 24%, reflecting higher Investment Banking and Corporate Lending revenues. Investment Banking revenues of $3.6 billion increased 38%, due to a rebound in overall wallet activity and wallet share gains across all products. Corporate Lending revenues increased 23%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 9%, primarily driven by a smaller impact from the Argentina currency devaluation.
Banking expenses of $4.5 billion decreased 8%, primarily driven by benefits of prior repositioning and other actions to lower the expense base, partially offset by higher volume-related expenses. Cost of credit was a benefit of $224 million, compared to a benefit of $143 million in the prior year, driven by an ACL release on other assets, primarily due to lower transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
For additional information on the results of operations of Banking in 2024, see “Banking” below.

Wealth
Wealth net income of $1.0 billion increased 139%, reflecting higher revenues, lower expenses and a higher benefit from cost of credit.
Wealth revenues of $7.5 billion increased 7%, largely driven by higher non-interest revenue (up 15%), reflecting higher investment fee revenues in Citigold, Wealth at Work and the Private Bank on growth in client investment assets, as well as an increase in net interest income (up 2%). The increase in net interest income was mainly due to higher average deposit spreads and volumes, partially offset by higher mortgage funding costs in the Private Bank and Wealth at Work.
Wealth expenses decreased 2% to $6.4 billion, primarily driven by benefits from prior repositioning and restructuring actions, partially offset by higher volume-related expenses and technology investments focused on risk and controls and platform enhancements. Cost of credit was a net benefit of $126 million, compared to a net benefit of $3 million in the prior year, largely driven by a higher net ACL release due to a change in the ACL associated with the margin lending portfolio.
For additional information on the results of operations of Wealth in 2024, see “Wealth” below.

U.S. Personal Banking
USPB net income of $1.4 billion decreased 24%, driven by higher cost of credit, partially offset by higher revenues and lower expenses.
USPB revenues of $20.4 billion increased 6%, due to higher net interest income (up 5%), driven by strong loan growth, primarily in cards, as well as higher non-interest revenue (up 24%) due to lower partner payments in Retail Services. Branded Cards revenues of $10.7 billion increased 7%, primarily driven by higher net interest income, reflecting interest-earning balance growth (up 9%) from lower payment rates and card spend volume growth. Retail Services revenues of $7.1 billion increased 8%, primarily driven by higher non-interest revenue due to the lower partner payments, as a result of higher net credit losses, as well as higher net interest income on growth in interest-earning balances (up 3%). Retail Banking revenues of $2.6 billion decreased 1%, primarily driven by the impact of the transfers of certain relationships and the associated deposit balances to Wealth, partially offset by higher deposit spreads, as well as mortgage and installment loan growth.
USPB expenses of $10 billion decreased 1%, primarily driven by continued productivity savings and lower technology costs, partially offset by higher volume-related expenses. Cost of credit increased to $8.6 billion, compared to $6.7 billion in the prior year. The increase was driven by higher net credit losses (up 45%), primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years, as well as macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. The higher net credit losses were partially offset by a lower ACL build for loans.
For additional information on the results of operations of USPB in 2024, see “U.S. Personal Banking” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $2.4 billion, compared to a net loss of $2.1 billion in the prior year, driven by lower revenues and lower income tax benefits, partially offset by lower expenses and lower cost of credit.
All Other (managed basis) revenues decreased 20%, driven by lower revenues in Corporate/Other and Legacy Franchises. The decline in Corporate/Other was largely driven by net investment securities losses due to the repositioning of the investment securities portfolio and higher funding costs. Legacy Franchises (managed basis) revenues declined 6%, due to lower revenues in Asia Consumer (managed basis) and Legacy Holdings Assets, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis).
All Other (managed basis) expenses decreased 19%, primarily driven by the lower FDIC special assessment ($203 million in 2024 versus approximately $1.7 billion in the prior year) and a reduction from the closed exits and wind-downs, as well as the lower restructuring charges ($259 million in 2024 versus $781 million in 2023), partially offset by the civil money penalties imposed by the FRB and OCC in July 2024. Cost of credit was $1.1 billion, compared to $1.3 billion in the prior year, largely driven by a smaller ACL build for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
For additional information on the results of operations of All Other (managed basis) in 2024, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.
Macroeconomic and Other Risks and Uncertainties
Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia–Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.
For example, on February 1, 2025 the new U.S. administration announced the imposition of new tariffs on imports from China, Mexico and Canada, although the tariffs for Mexico and Canada were delayed for 30 days. China responded with tariffs against certain imports from the U.S. Additionally, on February 10, 2025, the U.S. administration announced global 25% tariffs on steel and aluminum imports. The U.S. administration has also announced plans for reciprocal tariffs on all U.S. trading partners. While the resulting impacts are difficult to predict at this time, these and other tariffs, whether imposed by the U.S. or by any other country, may result in disruption of supply chains, increased inflationary pressures and higher interest rates.
These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect Citi’s customers, clients, businesses, funding costs, cost of credit and overall results of operations and financial condition during 2025. For a further discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during 2025, see “Executive Summary” above and “Risk Factors,” each respective business’s results of operations and “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” below.

CITI’S MULTIYEAR TRANSFORMATION

Overview
As previously disclosed, Citi’s transformation, including the remediation of its consent orders with the FRB and OCC, is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Citi’s transformation is addressing decades of underinvestment in its infrastructure, going beyond remedying regulatory concerns to intentionally transform how the organization operates, and making investments that not only support current needs, but also benefit the Company over the long term.
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
Citi may continue to experience significant challenges in progressing the transformation and satisfying the regulators’ expectations in both sufficiency and timing, particularly with regard to data quality management related to governance and regulatory reporting. The regulators may also identify additional risk and control issues that could result in further regulatory actions. For additional information about these regulatory risks, see “Risk Factors—Compliance Risks” below.
Notwithstanding the 2024 Consent Orders and the Amendment, Citi’s transformation target outcomes remain focused on changing its business and operating models such that they simultaneously (i) strengthen controls, enhance data quality, reduce risk and improve Citi’s regulatory compliance and its culture, and (ii) enhance Citi’s value to customers, clients and shareholders.

Transformation Focus Areas and Status
Over the last several years, Citi has made key investments to, among other things, consolidate and modernize its infrastructure, simplify and automate manual processes, and enhance technology, data and analytics. In particular, Citi’s transformation-related expenses include costs related to risk and controls, data and finance programs and other 2020 Consent Order programs, as well as spending on certain other regulatory initiatives unrelated to the 2020 Consent Orders, and spending on enterprise-wide technology infrastructure and the Transformation Bonus Program (see below).
Citi completed significant planning and foundational work for the transformation in 2021 and 2022. In 2023, Citi progressed its transformation efforts into implementation mode and those efforts continued in 2024.
In 2024, Citi’s transformation-related expenses increased 1% to approximately $2.9 billion from the prior year, largely driven by increased spending on certain programs, including data, largely offset by a reduction in the payout under the Transformation Bonus Program.
Citi’s transformation initiatives will continue to entail significant investments during 2025 and beyond. Citi’s transformation initiatives in 2025 will continue to focus on (i) automating regulatory processes and remediating data quality issues, particularly related to regulatory reporting, and (ii) further strengthening stress testing and resolution and recovery capabilities.

Progress
Notwithstanding Citi’s investments and remediation efforts, as set forth in the FRB’s 2024 Civil Money Penalty Consent Order, the FRB found that, based on examinations conducted by the Federal Reserve Bank of New York, Citigroup had ongoing deficiencies related to its data quality management program and inadequate measures for managing and controlling its data quality risks. In addition, as set forth in the OCC’s 2024 Civil Money Penalty Consent Order and the Amendment, the OCC deemed that Citibank had failed to make sufficient and sustainable progress toward achieving compliance with the OCC’s 2020 Consent Order. As a result, Citi has made changes to its governance and structure of its data program as well as increased the level of investment in the program. For additional information about Citi’s transformation investments, see “Transformation Focus Areas and Status” above.
Despite the ongoing regulatory challenges and risks, Citi’s transformation progress includes the following:

Improved Risk Management
•Closed the 2013 Consent Order with the FRB related to anti-money laundering and Bank Secrecy Act deficiencies
•Built greater efficiency and scale in the risk management of Citi’s global spread products business, with 99% of risk computations now occurring on cloud-based infrastructure
•Approximately 90% of derivative trades now subject to full revaluation each month using automated independent price verification
•Approximately 76% of all product data onboarded to strategic data redistribution platforms with stronger data quality controls
•Consolidated four new activity risk management platforms into one modern platform
•Implemented key technology capabilities for target state wholesale credit analysis, simplifying the process and execution of policy requirements
•Faster and more frequent stress testing for geopolitical risks, natural disasters and industry-specific events

Modernization
•Retired or replaced 714 legacy applications in 2024 with new, modern applications
•Launched a new regulatory reporting platform with advanced capabilities to improve quality and efficiency

•Scaled automated controls in Markets, including transaction monitoring (over 750 million trading records monthly) and Regulation W compliance (approximately 400,000 transactions monthly)
•Consolidated 20 cash equities platforms into one modern platform
•Reduced time to book new or amended loans in North America by over 50%

Resiliency
•Improved resiliency and reduced downtime by simplifying system restoration to a single click for approximately 26% of critical applications
•Reduced data center consumption through migration of workload to a private cloud and streamlined and reduced the time involved in the cloud onboarding process from over seven weeks to two weeks
•Upgraded 100% of Citi’s more than 2,300 ATMs in North America, Singapore, Hong Kong and the UAE to next-generation software for better customer security and monitoring

Organizational Simplification
During the first quarter of 2024, Citi completed its organizational simplification announced in September 2023. The result is a simpler management structure that aligns to and facilitates Citi’s strategy, while improving accountability and decision-making. Citi’s operating model changes included elimination of the Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises operating segments and resulted in the five current reportable operating segments—Services, Markets, Banking, Wealth and U.S. Personal Banking—and a new financial reporting structure. Activities not assigned to the reportable operating segments are reflected in All Other, including Legacy Franchises and Corporate/Other. Citi also exited certain institutional business lines and consolidated its regional structure from four to two regions, consisting of North America and International. Citi’s organizational simplification efforts also assist in advancing the execution of the transformation.

FRB and OCC Consent Orders Compliance
As previously disclosed, on July 10, 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup in the amount of approximately $61 million, and the OCC entered into a Civil Money Penalty Consent Order with Citibank, a wholly owned subsidiary of Citigroup, in the amount of $75 million. The OCC and Citibank also entered into an Amendment to the October 7, 2020 OCC Consent Order. The Amendment requires Citibank to formalize a process to determine whether sufficient resources are being appropriately allocated toward achieving timely and sustainable compliance with the OCC’s 2020 Consent Order, including any requirements on which Citibank is not making sufficient and sustainable progress (such process, the Resource Review Plan). Copies of the 2024 Consent Orders and the Amendment were included as exhibits to Citi’s July 10, 2024 Form 8-K. For additional information regarding the 2024
Consent Orders and the Amendment, see the July 10, 2024 Form 8-K.
As discussed above, Citi’s transformation efforts include effective implementation of the October 7, 2020 FRB and OCC Consent Orders issued to Citigroup and Citibank, respectively. The 2020 Consent Orders require Citigroup and Citibank to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis, detailing the results and status of improvements relating principally to various aspects of (i) enterprise-wide risk management, (ii) compliance risk management, (iii) data quality management related to governance, and (iv) internal controls. Citi continues to work constructively with the FRB and OCC and provide additional information regarding its plans and progress to both regulators on an ongoing basis. Citi will continue to reflect their feedback in its project plans and execution efforts. Although there are no restrictions on Citi’s ability to serve its clients, the 2020 OCC Consent Order requires Citibank to obtain prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions. For additional information about the requirements under the 2020 Consent Orders, see Citi’s Current Report on Form 8-K filed with the SEC on October 9, 2020.

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
While every member of Citi’s executive management team, or EMT, is involved in the transformation and plays a key, direct role in its implementation, Citi’s CEO has taken a leading role in managing the effort. As part of this effort, Citi’s CEO has assembled a team consisting of long-tenured employees and new hires from across various disciplines and areas of expertise and experience, along with representatives from each of Citi’s businesses and functions, to lead the various transformation programs. Citi is focusing the Company’s most senior talent on this effort and has a detailed, integrated approach to execute on the transformation. Citi’s Transformation Steering Committee, chaired by Citi’s CEO, sets the overall direction for the transformation and communicates progress to the Citigroup Board of Directors, as well as seeks input and feedback from the Board.
In 2023, Citi appointed a Chief Operating Officer, who reports to the CEO and is responsible for running Citi’s overall transformation efforts, as well as leading Citi’s efforts to improve operating efficiency and returns along with Citi’s enterprise-wide effort to strengthen its risk and controls and data quality, and modernize infrastructure, while simplifying the Company. In 2024, Citi hired a new Head of Technology and Business Enablement, who reports to the CEO and works closely with Citi’s transformation team to drive improvements to data quality and modernize infrastructure, while driving simplification and automation across Citi.

Transformation Bonus Program
In 2021, the Compensation, Performance Management and Culture Committee (the Compensation Committee) of Citigroup’s Board of Directors approved a long-term performance-based bonus program to incentivize effective execution in connection with the transformation and remediation of the consent orders and to drive change in Citi’s risk and control environment and culture (the Transformation Bonus Program, or the Program). There are approximately 200 senior employees who were deemed critical to the execution of the transformation and are therefore eligible for the Program.
Performance is measured, and the bonus, if any, payable pursuant to the Transformation Bonus Program is paid in three tranches, each representing a separate performance period.
Well-defined goals and related metrics are established for each of the three tranches, which may reflect qualitative considerations, including regulatory actions. At the end of each year, the Compensation Committee determines the appropriate level of payout given the accomplishments for the performance period relative to the specific goals and related metrics. The maximum portion of the bonus payable for each tranche was 25% for the first tranche, 25% for the second tranche and is 50% for the third tranche.
For additional information on the Transformation Bonus Program, including the Compensation Committee’s determination with respect to performance metrics, targets and achievements for the first and second performance measurement periods under the Program, see “Citi’s Multiyear Transformation” in Citi’s Second Quarter of 2024 Form 10-Q and Citi’s 2024 Proxy Statement for Citigroup’s Annual Meeting of Stockholders. For additional information on the Compensation Committee’s determination with respect to performance metrics, targets and achievements for the third performance measurement period under the Program covering calendar year 2024, see Citi’s upcoming 2025 Annual Meeting Proxy Statement to be filed with the SEC in March 2025.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2024	2023	2022	2021	2020
Net interest income	$54,095	$54,900	$48,668	$42,494	$44,751
Non-interest revenue	27,044	23,562	26,670	29,390	30,750
Revenues, net of interest expense	$81,139	$78,462	$75,338	$71,884	$75,501
Operating expenses	53,984	56,366	51,292	48,193	44,374
Provisions for credit losses and for benefits and claims	10,109	9,186	5,239	(3,778)	17,495
Income from continuing operations before income taxes	$17,046	$12,910	$18,807	$27,469	$13,632
Income taxes	4,211	3,528	3,642	5,451	2,525
Income from continuing operations	$12,835	$9,382	$15,165	$22,018	$11,107
Income (loss) from discontinued operations, net of taxes	(2)	(1)	(231)	7	(20)
Net income before attribution of noncontrolling interests	$12,833	$9,381	$14,934	$22,025	$11,087
Net income attributable to noncontrolling interests	151	153	89	73	40
Citigroup’s net income	$12,682	$9,228	$14,845	$21,952	$11,047
Earnings per share
Basic
Income from continuing operations	$6.03	$4.07	$7.16	$10.21	$4.75
Net income	6.03	4.07	7.04	10.21	4.74
Diluted
Income from continuing operations	$5.95	$4.04	$7.11	$10.14	$4.73
Net income	5.94	4.04	7.00	10.14	4.72
Dividends declared per common share	2.18	2.08	2.04	2.04	2.04
Common dividends	$4,218	$4,076	$4,028	$4,196	$4,299
Preferred dividends	1,054	1,198	1,032	1,040	1,095
Common share repurchases	2,500	2,000	3,250	7,600	2,925

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff or as otherwise noted	2024	2023	2022	2021	2020
At December 31:
Total assets	$2,352,945	$2,411,834	$2,416,676	$2,291,413	$2,260,090
Total deposits	1,284,458	1,308,681	1,365,954	1,317,230	1,280,671
Long-term debt	287,300	286,619	271,606	254,374	271,686
Citigroup common stockholders’ equity	190,748	187,853	182,194	182,977	179,962
Total Citigroup stockholders’ equity	208,598	205,453	201,189	201,972	199,442
Average assets	2,468,431	2,442,233	2,396,023	2,347,709	2,226,454
Direct staff (in thousands)	229	239	240	223	210
Performance metrics
Return on average assets	0.51%	0.38%	0.62%	0.94%	0.50%
Return on average common stockholders’ equity(1)	6.1	4.3	7.7	11.5	5.7
Return on average total stockholders’ equity(1)	6.1	4.5	7.5	10.9	5.7
Return on tangible common equity (RoTCE)(2)	7.0	4.9	8.9	13.4	6.6
Operating leverage(3)	764 bps	(575) bps	(163) bps	(1,340) bps	(314) bps
Efficiency ratio (total operating expenses/total revenues, net)	66.5	71.8	68.1	67.0	58.8
Basel III ratios
CET1 Capital(4)	13.63%	13.37%	13.03%	12.25%	11.51%
Tier 1 Capital(4)	15.31	15.02	14.80	13.91	13.06
Total Capital(4)	15.42	15.13	15.46	16.04	15.33
Supplementary Leverage ratio	5.85	5.82	5.82	5.73	6.99
Citigroup common stockholders’ equity to assets	8.11%	7.79%	7.54%	7.99%	7.96%
Total Citigroup stockholders’ equity to assets	8.87	8.52	8.33	8.81	8.82
Dividend payout ratio(5)	37	51	29	20	43
Total payout ratio(6)	58	76	53	56	73
Book value per common share	$101.62	$98.71	$94.06	$92.21	$86.43
Tangible book value per share (TBVPS)(2)	89.34	86.19	81.65	79.16	73.67

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
(3)    Represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(4)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of December 31, 2024, 2023, 2022 and 2021, and were derived under the Basel III Advanced Approaches framework as of December 31, 2020. Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
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

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

In millions of dollars	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Services	$19,649	$18,102	$15,665	9%	16%
Markets	19,836	18,649	19,945	6	(6)
Banking	6,201	4,715	5,527	32	(15)
Wealth	7,512	7,021	7,355	7	(5)
USPB	20,374	19,187	16,872	6	14
All Other—managed basis(1)	7,541	9,442	9,120	(20)	4
All Other—divestiture-related impacts (Reconciling Items)(1)	26	1,346	854	(98)	58
Total Citigroup net revenues	$81,139	$78,462	$75,338	3%	4%

INCOME

In millions of dollars	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Income (loss) from continuing operations
Services	$6,584	$4,701	$4,948	40%	(5)%
Markets	5,005	3,938	5,852	27	(33)
Banking	1,529	(31)	334	NM	NM
Wealth	1,002	419	995	139	(58)
USPB	1,382	1,820	2,770	(24)	(34)
All Other—managed basis(1)	(2,460)	(2,124)	450	(16)	NM
All Other—divestiture-related impacts (Reconciling Items)(1)	(207)	659	(184)	NM	NM
Income from continuing operations	$12,835	$9,382	$15,165	37%	(38)%
Discontinued operations	$(2)	$(1)	$(231)	(100)%	100%
Less: Net income attributable to noncontrolling interests	151	153	89	(1)	72
Citigroup’s net income	$12,682	$9,228	$14,845	37%	(38)%
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
NM Not meaningful

SELECT BALANCE SHEET ITEMS BY SEGMENT(1)—DECEMBER 31, 2024

In millions of dollars	Services	Markets	Banking	Wealth	USPB	All Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt(3)	Total Citigroup consolidated

Cash and deposits with banks, net of allowance	$15,281	$80,175	$1,350	$1,858	$2,975	$174,893	$—	$276,532
Securities borrowed and purchased under agreements to resell, net of allowance	8,886	262,130	—	360	—	2,686	—	274,062
Trading account assets	49	428,656	831	1,126	292	11,793	—	442,747
Investments, net of allowance	606	120,107	937	1	—	355,006	—	476,657
Loans, net of unearned income and allowance for credit losses on loans	87,596	124,253	80,915	146,988	207,571	28,591	—	675,914

Deposits	$807,002	$12,713	$564	$312,795	$89,432	$61,952	$—	$1,284,458
Securities loaned and sold under agreements to repurchase	552	251,852	—	48	—	2,303	—	254,755
Trading account liabilities	1,067	132,097	4	328	193	157	—	133,846
Short-term borrowings	117	43,439	2	2	—	4,945	—	48,505
Long-term debt(3)	—	93,138	—	392	—	29,746	164,024	287,300

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

SERVICES

Services includes Treasury and Trade Solutions (TTS) and Securities Services. TTS provides an integrated suite of tailored cash management, payments and trade and working capital solutions to multinational corporations, financial institutions and public sector organizations. Securities Services provides a comprehensive product offering, connecting clients to global markets across the entire investment cycle, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions that can be tailored to meet clients’ needs.
Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue through generating deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income. Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration and is recognized when the associated service is provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues also include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients.
At December 31, 2024, Services had $584 billion in assets and $807 billion in deposits. Securities Services managed $25.4 trillion in assets under custody and administration, of which Citi provided both custody and administrative services to certain clients related to $1.9 trillion of such assets.

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income (including dividends)	$13,423	$13,251	$10,365	1%	28%
Fee revenue
Commissions and fees	3,327	3,125	2,887	6	8
Administration and other fiduciary fees, and other	2,716	2,501	2,483	9	1
Total fee revenue	$6,043	$5,626	$5,370	7%	5%
Principal transactions	959	1,006	854	(5)	18
All other(1)	(776)	(1,781)	(924)	56	(93)
Total non-interest revenue	$6,226	$4,851	$5,300	28%	(8)%
Total revenues, net of interest expense	$19,649	$18,102	$15,665	9%	16%
Total operating expenses	$10,599	$10,031	$8,734	6%	15%
Net credit losses on loans	48	40	51	20	(22)
Credit reserve build (release) for loans	(130)	47	128	NM	(63)
Provision for credit losses on unfunded lending commitments	17	(18)	24	NM	NM
Provisions for credit losses on other assets and HTM debt securities	341	881	4	(61)	NM
Provision (release) for credit losses	$276	$950	$207	(71)%	NM
Income from continuing operations before taxes	$8,774	$7,121	$6,724	23%	6%
Income taxes	2,190	2,420	1,776	(10)	36
Income from continuing operations	$6,584	$4,701	$4,948	40%	(5)%
Noncontrolling interests	101	66	36	53	83
Net income	$6,483	$4,635	$4,912	40%	(6)%
Balance Sheet data (in billions of dollars)
EOP assets	$584	$586	$600	—%	(2)%
Average assets	586	583	546	1	7
Efficiency ratio	54%	55%	56%
Revenue by component
Net interest income	$10,923	$11,085	$8,884	(1)%	25%
Non-interest revenue	3,609	2,631	2,954	37	(11)
Treasury and Trade Solutions (TTS)	$14,532	$13,716	$11,838	6%	16%
Net interest income	$2,500	$2,166	$1,481	15%	46%
Non-interest revenue	2,617	2,220	2,346	18	(5)
Securities Services	$5,117	$4,386	$3,827	17%	15%
Total Services	$19,649	$18,102	$15,665	9%	16%

Revenue by geography
North America	$5,415	$5,131	$4,782	6%	7%
International	14,234	12,971	10,883	10	19
Total	$19,649	$18,102	$15,665	9%	16%
International revenue by cluster
United Kingdom	$1,972	$1,811	$1,426	9%	27%
Japan, Asia North and Australia (JANA)	2,678	2,469	2,097	8	18
LATAM	2,734	2,512	2,193	9	15
Asia South	2,428	2,161	1,779	12	21
Europe	2,283	2,231	1,763	2	27
Middle East and Africa (MEA)	2,139	1,787	1,625	20	10
Total	$14,234	$12,971	$10,883	10%	19%
Key drivers(2)
Average loans by component (in billions of dollars)
TTS	$84	$80	$80	5%	—%
Securities Services	1	1	2	—	(50)
Total	$85	$81	$82	5%	(1)%
ACLL as a percentage of EOP loans(3)	0.30%	0.47%	0.46%
Average deposits by component (in billions of dollars)
TTS	$689	$688	$676	—%	2%
Securities Services	130	123	133	6	(8)
Total	$819	$811	$809	1%	—%
Cross-border transaction value (in billions of dollars)	$379.7	$358.0	$311.6	6%	15%
U.S. dollar clearing volume (in millions)(4)	168.0	157.3	148.6	7	6
Commercial card spend volume (in billions of dollars)	$70.4	$66.8	$57.4	5	16

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
(4)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

2024 vs. 2023
Net income of $6.5 billion increased 40%, driven by higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 9%, driven by higher non-interest revenue in TTS and Securities Services, as well as higher net interest income. Excluding the impact of the Argentina currency devaluation (approximately $(178) million, compared to approximately $(1.2) billion in the prior year), revenues increased 3%.
Non-interest revenue increased 28%, largely due to the smaller impact from the Argentina currency devaluation. Excluding the impact of the Argentina currency devaluation, non-interest revenue increased 5%, driven by continued strength across underlying fee drivers in TTS and Securities Services. Net interest income increased 1%, as the benefit of higher deposit and loan volumes was largely offset by a decline in interest rates in Argentina. Average deposits increased 1%, primarily driven by growth in Securities Services. Citi continued to increase operating deposits in both TTS and Securities Services.
TTS revenues increased 6%, primarily driven by a 37% increase in non-interest revenue, partially offset by a 1%
decrease in net interest income. The increase in non-interest revenue was largely driven by the smaller impact from the Argentina currency devaluation (approximately $(164) million, compared to approximately $(1.0) billion in the prior year). Excluding the Argentina currency devaluation, non-interest revenue grew 3%, reflecting growth in underlying fee drivers, including cross-border transaction value (up 6%), U.S. dollar clearing volume (up 7%) and commercial card spend volume (up 5%). The decrease in net interest income was primarily driven by the decline in interest rates in Argentina. Average deposits were largely unchanged, as growth in International was offset by a decrease in North America. For additional information about Citi’s exposure in Argentina, see “Managing Global Risk—Other Risk—Country Risk—Argentina” below.
Securities Services revenues increased 17%, driven by a 15% increase in net interest income, primarily due to higher spreads and volumes, and an 18% increase in non-interest revenue. The increase in spreads was driven by higher interest rates and deposit mix across currencies. Average deposits increased 6%, driven by growth in both North America and International. The growth in non-interest revenue was primarily driven by increased fees from higher AUC/AUA balances and continued elevated levels of corporate activity in Issuer Services, as well as the smaller impact from the Argentina currency devaluation. AUC/AUA balances increased 8%, benefiting from higher market valuations, new client onboarding and deepening share of existing client wallet.
Expenses increased 6%, primarily driven by continued investments in technology and platform modernization, other risk and controls and product innovation, as well as an Argentina-related transaction tax expense and higher legal expenses, partially offset by the impact of productivity savings.
Provisions were $276 million, compared to $950 million in the prior year, primarily driven by a lower ACL build on other assets.
The net ACL build was $228 million, compared to $910 million in the prior year. The lower net ACL build was primarily due to a smaller build for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
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
For additional information about trends, uncertainties and risks related to Services’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below.

MARKETS

Markets provides corporate, institutional and public sector clients around the world with a full range of sales and trading services across equities, foreign exchange, rates, spread products and commodities. The range of services includes market-making across asset classes, risk management solutions, financing and prime brokerage.
As a market maker, Markets facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Fee revenue is earned through providing clients with a range of services including but not limited to trading, financing, brokerage, securitization and underwriting. Other primarily includes realized gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts and other non-recurring gains and losses. Interest income earned on assets held, less interest paid on long- and short-term debt, secured funding transactions and customer deposits, is recorded as Net interest income.
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

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income (including dividends)	$7,005	$7,233	$5,768	(3)%	25%
Fee revenue
Brokerage and fees	1,402	1,381	1,452	2	(5)
Investment banking fees(1)	426	392	482	9	(19)
Other(2)	238	147	138	62	7
Total fee revenue	$2,066	$1,920	$2,072	8%	(7)%
Principal transactions	11,201	10,472	12,994	7	(19)
All other(2)	(436)	(976)	(889)	55	(10)
Total non-interest revenue	$12,831	$11,416	$14,177	12%	(19)%
Total revenues, net of interest expense(3)	$19,836	$18,649	$19,945	6%	(6)%
Total operating expenses	$13,202	$13,258	$12,453	—%	6%
Net credit losses (recoveries) on loans	168	32	(4)	425	NM
Credit reserve build (release) for loans	213	202	50	5	NM
Provision (release) for credit losses on unfunded lending commitments	17	5	3	240	67
Provisions for credit losses on other assets and HTM debt securities	65	199	68	(67)	NM
Provision (release) for credit losses	$463	$438	$117	6%	NM
Income (loss) from continuing operations before taxes	$6,171	$4,953	$7,375	25%	(33)%
Income taxes (benefits)	1,166	1,015	1,523	15	(33)
Income (loss) from continuing operations	$5,005	$3,938	$5,852	27%	(33)%
Noncontrolling interests	75	67	52	12	29
Net income (loss)	$4,930	$3,871	$5,800	27%	(33)%
Balance Sheet data (in billions of dollars)
EOP assets	$949	$1,008	$963	(6)%	5%
Average assets	1,063	1,026	999	4	3
Efficiency ratio	67%	71%	62%
Revenue by component
Fixed Income Markets	$14,750	$14,612	$15,494	1%	(6)%
Equity Markets	5,086	4,037	4,451	26	(9)
Total	$19,836	$18,649	$19,945	6%	(6)%

Rates and currencies	$10,152	$10,794	$11,462	(6)%	(6)%
Spread products/other fixed income	4,598	3,818	4,032	20	(5)
Total Fixed Income Markets revenues	$14,750	$14,612	$15,494	1%	(6)%
Revenue by geography
North America	$7,562	$6,839	$6,726	11%	2%
International	12,274	11,810	13,219	4	(11)
Total	$19,836	$18,649	$19,945	6%	(6)%
International revenue by cluster
United Kingdom	$4,099	$4,383	$5,650	(6)%	(22)%
Japan, Asia North and Australia (JANA)	2,546	2,370	2,401	7	(1)
LATAM	1,962	1,444	1,584	36	(9)
Asia South	1,618	1,404	1,388	15	1
Europe	935	1,086	913	(14)	19
Middle East and Africa (MEA)	1,114	1,123	1,283	(1)	(12)
Total	$12,274	$11,810	$13,219	4%	(11)%
Key drivers(4) (in billions of dollars)
Average loans	$120	$110	$111	9%	(1)%
NCLs as a percentage of average loans	0.14%	0.03%	—%
ACLL as a percentage of EOP loans(5)	0.88%	0.71%	0.58%
Average trading account assets	436	379	334	15	13
Average deposits	21	23	21	(9)	10

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
NM Not meaningful

2024 vs. 2023
Net income of $4.9 billion increased 27%, driven by higher revenues, partially offset by higher cost of credit.
Revenues increased 6%, driven by higher Equity Markets and Fixed Income Markets revenues. Citi expects that revenues in its Markets businesses will reflect the overall market environment during 2025.
Fixed Income Markets revenues increased 1%, driven by spread products and other fixed income, partially offset by lower revenues in rates and currencies. Rates and currencies revenues decreased 6%, largely reflecting lower volatility and a strong prior-year performance, partially offset by the smaller impact of the Argentina currency devaluation. Spread products and other fixed income revenues increased 20%, largely driven by increased client activity due to growth in asset-backed financing, securitization activity and underwriting fees. These increases were partially offset by a decline in commodities revenues on lower overall volatility.
Equity Markets revenues increased 26%, driven by growth in cash equities due to higher client activity and volumes. The increase in revenues was also due to growth in equity derivative revenues on higher volatility, which also included the impact from an episodic gain related to the Visa B exchange. The increase in revenues was also driven by growth in prime services, as Equity Markets continued to experience an increase in prime balances.
Expenses were largely unchanged, as higher legal expenses and higher volume-related expenses were offset by productivity savings.
Provisions were $463 million, compared to $438 million in the prior year, primarily driven by higher net credit losses, partially offset by a lower ACL build on other assets.
Net credit losses were $168 million, compared to $32 million in the prior year, largely driven by higher losses on loans in spread products.
The net ACL build was $295 million, compared to a net build of $406 million in the prior year. The lower net ACL build was primarily due to a smaller build for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
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
For additional information about trends, uncertainties and risks related to Markets’ future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below.

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
At December 31, 2024, Banking had $143 billion in assets including $82 billion in loans and $0.6 billion in deposits.

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income (including dividends)	$2,157	$2,161	$2,130	—%	1%
Fee revenue
Investment banking fees(1)	3,857	2,713	3,052	42	(11)
Other	174	160	175	9	(9)
Total fee revenue	$4,031	$2,873	$3,227	40%	(11)%
Principal transactions	(759)	(938)	(133)	19	NM
All other(2)	772	619	303	25	NM
Total non-interest revenue	$4,044	$2,554	$3,397	58%	(25)%
Total revenues, net of interest expense	6,201	4,715	5,527	32	(15)
Total operating expenses	$4,477	$4,877	$4,460	(8)%	9%
Net credit losses on loans	149	169	107	(12)	58
Credit reserve build (release) for loans	(200)	(345)	321	42	NM
Provision (release) for credit losses on unfunded lending commitments	(128)	(354)	158	64	NM
Provisions (releases) for credit losses on other assets and HTM debt securities	(45)	387	18	NM	NM
Provisions (releases) for credit losses	$(224)	$(143)	$604	(57)%	NM
Income (loss) from continuing operations before taxes	$1,948	$(19)	$463	NM	NM
Income taxes (benefits)	419	12	129	NM	(91)%
Income (loss) from continuing operations	$1,529	$(31)	$334	NM	NM
Noncontrolling interests	5	4	(3)	25%	NM
Net income (loss)	$1,524	$(35)	$337	NM	NM
Balance Sheet data (in billions of dollars)
EOP assets	$143	$148	$152	(3)%	(3)%
Average assets	152	153	159	(1)	(4)
Efficiency ratio	72%	103%	81%
Revenue by component
Total Investment Banking	$3,637	$2,632	$2,608	38%	1%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	2,744	2,526	2,612	9	(3)
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$6,381	$5,158	$5,220	24%	(1)%
Gain (loss) on loan hedges(2)(3)	(180)	(443)	307	59	NM
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$6,201	$4,715	$5,527	32%	(15)%
Business metrics—investment banking fees
Advisory	$1,245	$1,017	$1,332	22%	(24)%
Equity underwriting (Equity Capital Markets (ECM))	688	500	621	38	(19)
Debt underwriting (Debt Capital Markets (DCM))	1,924	1,196	1,099	61	9
Total	$3,857	$2,713	$3,052	42%	(11)%
Revenue by geography
North America	$3,097	$1,898	$2,563	63%	(26)%

International	3,104	2,817	2,964	10	(5)
Total	$6,201	$4,715	$5,527	32%	(15)%
International revenue by cluster
United Kingdom	$686	$637	$635	8%	—%
Japan, Asia North and Australia (JANA)	524	591	662	(11)	(11)
LATAM	662	522	502	27	4
Asia South	411	381	423	8	(10)
Europe	588	498	468	18	6
Middle East and Africa (MEA)	233	188	274	24	(31)
Total	$3,104	$2,817	$2,964	10%	(5)%
Key drivers(4) (in billions of dollars)
Average loans	$88	$92	$100	(4)%	(8)%
NCLs as a percentage of average loans	0.17%	0.18%	0.11%
ACLL as a percentage of EOP loans(5)	1.42%	1.59%	1.88%
Average deposits	1	1	1	—	—

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

2024 vs. 2023
Net income was $1.5 billion, compared to a net loss of $35 million in the prior year, driven by higher revenues, lower expenses and a higher benefit from cost of credit.
Revenues increased 32% (including losses on loan hedges), reflecting higher Investment Banking and Corporate Lending revenues, along with a lower loss on loan hedges ($180 million versus $443 million in the prior year). Excluding the impact of losses on loan hedges, Banking revenues increased 24%.
Investment Banking revenues increased 38%, reflecting a 42% increase in investment banking fees, due to a rebound in overall wallet activity and wallet share gains across all products. DCM underwriting fees increased 61%, benefiting from near record debt issuance, particularly in investment grade and higher leveraged finance activity. Advisory fees increased 22%, due to strong announced deal volume from earlier in the year coming to fruition as those transactions closed. Equity underwriting fees increased 38%, due to stronger follow-on and convertibles activity.
Corporate Lending revenues increased 23%, including the impact of gain (loss) on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 9%, primarily driven by a smaller impact from the currency devaluation in Argentina.
Expenses decreased 8%, primarily driven by benefits of prior repositioning actions and other actions to lower the expense base, partially offset by higher volume-related expenses.
Provisions reflected a benefit of $224 million, compared to a benefit of $143 million in the prior year, primarily driven by an ACL release on other assets.
The net ACL release was $373 million, compared to a net release of $312 million in the prior year, primarily due to lower transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law. The net ACL releases on loans and unfunded lending commitments in 2024 were primarily driven by improved macroeconomic conditions.
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
For additional information about trends, uncertainties and risks related to Banking’s future results, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below.

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
At December 31, 2024, Wealth had $313 billion in deposits, $587 billion in client investment assets and $148 billion in loans, including $89 billion in mortgage loans, $29 billion in margin loans, $24 billion in personal, small business and other loans and $5 billion in outstanding credit card balances. In addition, Wealth had net new investment asset flows of $42 billion during 2024. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income	$4,508	$4,413	$4,681	2%	(6)%
Fee revenue
Commissions and fees	1,409	1,204	1,206	17	—
Other(1)	949	802	858	18	(7)
Total fee revenue	$2,358	$2,006	$2,064	18%	(3)%
All other(2)	646	602	610	7	(1)
Total non-interest revenue	$3,004	$2,608	$2,674	15%	(2)%
Total revenues, net of interest expense	7,512	7,021	7,355	7	(5)
Total operating expenses	$6,355	$6,485	$5,912	(2)%	10%
Net credit losses on loans	121	98	103	23	(5)
Credit reserve build (release) for loans	(236)	(85)	190	(178)	NM
Provision (release) for credit losses on unfunded lending commitments	(9)	(12)	12	25	NM
Provisions for benefits and claims (PBC), and other assets	(2)	(4)	2	50	NM
Provisions (releases) for credit losses and PBC	$(126)	$(3)	$307	NM	NM
Income from continuing operations before taxes	$1,283	$539	$1,136	138%	(53)%
Income taxes	281	120	141	134	(15)
Income from continuing operations	$1,002	$419	$995	139%	(58)%
Noncontrolling interests	—	—	—	—	—
Net income	$1,002	$419	$995	139%	(58)%
Balance Sheet data (in billions of dollars)
EOP assets	$224	$229	$256	(2)%	(11)%
Average assets	231	244	256	(5)	(5)
Efficiency ratio	85%	92%	80%
Revenue by component
Private Bank	$2,386	$2,332	$2,811	2%	(17)%
Wealth at Work	876	862	730	2	18
Citigold	4,250	3,827	3,814	11	—
Total	$7,512	$7,021	$7,355	7%	(5)%
Revenue by geography
North America	$3,628	$3,615	$3,927	—%	(8)%
International	3,884	3,406	3,428	14	(1)
Total	$7,512	$7,021	$7,355	7%	(5)%

International revenue by cluster
United Kingdom	$336	$288	$356	17%	(19)%
Japan, Asia North and Australia (JANA)	1,365	1,152	1,159	18	(1)
LATAM	129	118	203	9	(42)
Asia South	1,369	1,199	1,093	14	10
Europe	301	301	310	—	(3)
Middle East and Africa (MEA)	384	348	307	10	13
Total	$3,884	$3,406	$3,428	14%	(1)%
Key drivers(3) (in billions of dollars)
EOP client balances
Client investment assets(4)	$587	$496	$441	18%	12%
Deposits	313	319	318	(2)	—
Loans	148	151	149	(3)	1
Total	$1,048	$966	$908	8%	6%
Average loans	$149	$150	$150	(1)%	—%
ACLL as a percentage of EOP loans	0.36%	0.51%	0.59%
(1)    Primarily related to fiduciary and administrative fees.
(2)    Primarily related to principal transactions revenue including FX translation.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Includes assets under management, and trust and custody assets.
NM Not meaningful

2024 vs. 2023
Net income was $1.0 billion, compared to $419 million in the prior year, reflecting higher revenues, lower expenses and a higher benefit from cost of credit.
Revenues increased 7%, largely driven by an increase in non-interest revenue (up 15%), reflecting higher investment fee revenues on growth in client investment assets, as well as an increase in net interest income (up 2%). The increase in net interest income was mainly due to higher average deposit spreads and volumes, partially offset by higher mortgage funding costs.
Client balances increased 8%, primarily driven by higher client investment assets (up 18%), reflecting strong net new investment assets generation and higher market valuations.
Average deposits increased 2%, reflecting the transfers of relationships and the associated deposits from USPB ($17 billion at the time of transfer over the last 12 months), partially offset by a shift in deposits to higher-yielding investments on Citi’s platform. Average loans decreased 1%, as Wealth continued to optimize capital usage.
Private Bank and Wealth at Work revenues both increased 2%, driven by the improved deposit spreads and the higher investment fee revenues, partially offset by the higher mortgage funding costs.
Citigold revenues increased 11%, driven by the higher investment fee revenues, as well as higher deposit spreads and volumes, reflecting the transfer of relationships and the associated deposits from USPB.

Expenses decreased 2%, mainly driven by benefits from prior repositioning and restructuring actions, partially offset by higher volume-related expenses and technology investments focused on risk and controls and platform enhancements.
Provisions were a benefit of $126 million, compared to a benefit of $3 million in the prior year, largely driven by a higher net ACL release. The higher net ACL release was primarily due to a change in the ACL associated with the margin lending portfolio.
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
In December 2024, Citi announced a 10-year extension and expansion of its co-branded credit card partnership with American Airlines. In addition, Citi reached an agreement to acquire the Barclays American Airlines co-branded card portfolio and will begin transitioning cardmembers to the Citi portfolio in 2026. With the acquisition of the Barclays portfolio, Citi will become American Airlines’ exclusive credit card issuing partner in 2026.
At December 31, 2024, USPB had 642 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Los Angeles, San Francisco, Washington, D.C. and Miami. USPB had $171 billion in outstanding credit card balances, $89 billion in deposits, $46 billion in mortgages and $5 billion in personal and small business loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income	$21,103	$20,150	$18,062	5%	12%
Fee revenue
Interchange fees	9,910	9,674	9,190	2	5
Card rewards and partner payments	(11,226)	(11,083)	(10,862)	(1)	(2)
Other(1)	468	349	462	34	(24)
Total fee revenue	$(848)	$(1,060)	$(1,210)	20%	12%
All other(2)	119	97	20	23	NM
Total non-interest revenue	$(729)	$(963)	$(1,190)	24%	19%
Total revenues, net of interest expense	20,374	19,187	16,872	6	14
Total operating expenses	$9,965	$10,102	$9,782	(1)%	3%
Net credit losses on loans	7,579	5,234	2,918	45	79
Credit reserve build (release) for loans	1,006	1,464	517	(31)	NM
Provision for credit losses on unfunded lending commitments	—	1	(1)	(100)	NM
Provisions for benefits and claims (PBC), and other assets	13	8	14	63	(43)
Provisions for credit losses and PBC	$8,598	$6,707	$3,448	28%	95%
Income from continuing operations before taxes	$1,811	$2,378	$3,642	(24)%	(35)%
Income taxes	429	558	872	(23)	(36)
Income from continuing operations	$1,382	$1,820	$2,770	(24)%	(34)%
Noncontrolling interests	—	—	—	—	—
Net income	$1,382	$1,820	$2,770	(24)%	(34)%
Balance Sheet data (in billions of dollars)
EOP assets	$252	$242	$231	4%	5%
Average assets	241	231	213	4	8
Efficiency ratio	49%	53%	58%
Revenue by component
Branded Cards	$10,702	$9,988	$8,962	7%	11%
Retail Services	7,114	6,617	5,469	8	21
Retail Banking	2,558	2,582	2,441	(1)	6
Total	$20,374	$19,187	$16,872	6%	14%
Key Drivers(3)
Average loans and deposits (in billions of dollars)
Average loans	$209	$193	$171	8%	13%
ACLL as a percentage of EOP loans(4)	6.38%	6.28%	6.31%
Average deposits	91	110	115	(17)	(4)

Credit card spend volume (in billions of dollars)
Branded Cards	$516.1	$497.4	$474.6	4%	5%
Retail Services	90.6	94.9	99.1	(5)	(4)
New account acquisitions(5) (in thousands of accounts)
Branded Cards	4,667	4,546	4,173	3%	9%
Retail Services	7,882	9,138	9,957	(14)	(8)
(1)    Primarily related to retail banking and credit card-related fees.
(2)    Primarily related to revenue incentives from card networks and partners.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Excludes loans that are carried at fair value for all periods.
(5)    Represents the number of new credit card accounts opened.
NM Not meaningful

2024 vs. 2023
Net income was $1.4 billion, compared to $1.8 billion in the prior year, reflecting higher cost of credit, partially offset by higher revenues and lower expenses.
Revenues increased 6%, due to higher net interest income (up 5%), driven by strong loan growth, primarily in cards, as well as higher non-interest revenue (up 24%). The increase in non-interest revenue was largely driven by lower partner payments in Retail Services, due to higher net credit losses, and an increase in interchange fees (see Note 5), driven by higher card spend volume in Branded Cards. The increase in non-interest revenue was partially offset by an increase in rewards costs in Branded Cards, driven by the higher card spend volume.
Cards revenues increased 7%. Branded Cards revenues increased 7%, primarily driven by interest-earning balance growth (up 9%), as payment rates continued to moderate, and card spend volume growth. Branded Cards average loans increased 9%, also reflecting the lower card payment rates and higher card spend volume. Branded Cards spend volume increased 4%, driven by higher FICO band customers.
Retail Services revenues increased 8%, primarily driven by higher non-interest revenue due to the lower partner payments, driven by the higher net credit losses (see “Provisions” below and Note 5), as well as higher net interest income on growth in interest-earning balances. Retail Services average loans increased 3%, largely reflecting lower card payment rates, partially offset by lower card spend volume. Retail Services card spend volume decreased 5%, primarily due to lower in-store foot traffic.
Retail Banking revenues decreased 1%, driven by the impact of the transfers of certain relationships and the associated deposit balances to Wealth, partially offset by higher deposit spreads, as well as mortgage and installment loan growth. Average mortgage loans increased 15%, primarily driven by lower refinancings due to higher interest rates and higher mortgage originations. Average deposits decreased 17%, largely reflecting the transfer of certain relationships and the associated deposit balances to Wealth ($17 billion at the time of transfer over the last 12 months).

Expenses decreased 1%, driven by continued productivity savings and lower technology costs, partially offset by higher volume-related expenses.
Provisions were $8.6 billion, compared to $6.7 billion in the prior year, largely driven by higher net credit losses, partially offset by a lower ACL build for loans.
Net credit losses of $7.6 billion increased 45%, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase. Branded Cards net credit losses of $4.0 billion and Retail Services net credit losses of $3.2 billion increased 51% and 39%, respectively.
The net ACL build was $1.0 billion, compared to $1.5 billion in the prior year. The net ACL build on loans was primarily driven by the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment, as well as growth in cards balances.
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

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

All Other includes activities not assigned to the reportable operating segments (Services, Markets, Banking, Wealth and USPB), which are reported within Legacy Franchises and Corporate/Other. For additional information about Legacy Franchises and Corporate/Other, see “All Other (Managed Basis)” below.
All Other (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively known as Mexico Consumer/SBMM, within Legacy Franchises. Legacy Franchises (managed basis) results also exclude these divestiture-related impacts. Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).
The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are fully reflected on each respective line item in Citi’s Consolidated Statement of Income.

	2024			2023			2022
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)
Net interest income	$5,899	$—	$5,899	$7,692	$—	$7,692	$7,662	$—	$7,662
Non-interest revenue	1,668	26	1,642	3,096	1,346	1,750	2,312	854	1,458
Total revenues, net of interest expense	$7,567	$26	$7,541	$10,788	$1,346	$9,442	$9,974	$854	$9,120
Total operating expenses	$9,386	$318	$9,068	$11,613	$372	$11,241	$9,951	$696	$9,255
Net credit losses on loans	935	7	928	864	(6)	870	614	(156)	770
Credit reserve build (release) for loans	73	—	73	66	(61)	127	(250)	259	(509)
Provision for credit losses on unfunded lending commitments	(16)	—	(16)	(47)	—	(47)	95	(27)	122
Provisions for benefits and claims (PBC), other assets and HTM debt securities	130	—	130	354	—	354	97	—	97
Provisions (benefits) for credit losses and PBC	$1,122	$7	$1,115	$1,237	$(67)	$1,304	$556	$76	$480
Income (loss) from continuing operations before taxes	$(2,941)	$(299)	$(2,642)	$(2,062)	$1,041	$(3,103)	$(533)	$82	$(615)
Income taxes (benefits)	(274)	(92)	(182)	(597)	382	(979)	(799)	266	(1,065)
Income (loss) from continuing operations	$(2,667)	$(207)	$(2,460)	$(1,465)	$659	$(2,124)	$266	$(184)	$450
Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	(1)	—	(1)	(231)	—	(231)
Noncontrolling interests	(30)	—	(30)	16	—	16	4	—	4
Net income (loss)	$(2,639)	$(207)	$(2,432)	$(1,482)	$659	$(2,141)	$31	$(184)	$215
Asia Consumer revenues	$845	$26	$819	$2,870	$1,346	$1,524	$3,780	$854	$2,926

(1)    2024 includes approximately $318 million (approximately $220 million after-tax) in operating expenses, primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    2023 includes (i) an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after-tax) related to the India consumer banking business sale; (ii) an approximate $403 million gain on sale recorded in revenue (approximately $284 million after-tax) related to the Taiwan consumer banking business sale; and (iii) approximately $372 million (approximately $263 million after-tax) in operating expenses, primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(3)    2022 includes (i) an approximate $535 million (approximately $489 million after-tax) goodwill write-down due to resegmentation and the timing of Asia consumer banking business divestitures; (ii) an approximate $616 million gain on sale recorded in revenue (approximately $290 million after-tax) related to the Philippines consumer banking business sale; (iii) an approximate $209 million gain on sale recorded in revenue (approximately $115 million after-tax) related to the Thailand consumer banking business sale; and (iv) approximately $161 million (approximately $108 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.

ALL OTHER—Managed Basis

At December 31, 2024, All Other (managed basis) had $201 billion in assets, primarily related to Mexico Consumer/SBMM and Asia Consumer reported within Legacy Franchises (managed basis), as well as Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes:

•Mexico Consumer/SBMM;
•Asia Consumer Banking (Asia Consumer), representing the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia); and
•Legacy Holdings Assets, primarily $2.0 billion of legacy consumer mortgage loans in North America, as well as the U.K. retail banking business, both of which Citi continues to wind down.

Since announcing its intention to exit consumer banking across 14 markets in Asia, Europe, the Middle East and Mexico as part of its strategic refresh, Citi has now closed sales in nine of those markets, has a sale process underway in Poland and has continued to make progress on its wind-downs in Korea and Russia. The previously announced wind-down of Citi’s consumer business in China is substantially complete. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.
Mexico Consumer/SBMM operates primarily through Banamex and provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, as well as retirement fund administration and insurance products through certain Banamex affiliate entities. As previously disclosed, Citi completed the separation of Mexico Consumer/SBMM from its Services, Markets, Banking and Wealth businesses in Mexico in the fourth quarter of 2024, and intends to pursue an IPO of Mexico Consumer/SBMM, the timing of which will be driven by regulatory approvals and market conditions. Citi will retain its Services, Markets, Banking and Wealth businesses in Mexico.
At December 31, 2024, on a combined basis, Legacy Franchises (managed basis) had 1,317 retail branches, $42 billion in deposits, $16 billion in retail banking loans and $8 billion in outstanding credit card balances, while Mexico SBMM had $6 billion in outstanding corporate loans. For additional information on the loans and deposits of Mexico Consumer/SBMM and Asia Consumer, see “Mexico Consumer/SBMM—” and “Asia Consumer—key indicators” in the table below.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

In millions of dollars, except as otherwise noted	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Net interest income	$5,899	$7,692	$7,662	(23)%	—%
Non-interest revenue	1,642	1,750	1,458	(6)	20
Total revenues, net of interest expense	$7,541	$9,442	$9,120	(20)%	4%
Total operating expenses	$9,068	$11,241	$9,255	(19)%	21%
Net credit losses on loans	928	870	770	7	13
Credit reserve build (release) for loans	73	127	(509)	(43)	NM
Provision (release) for credit losses on unfunded lending commitments	(16)	(47)	122	66	NM
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	130	354	97	(63)	NM
Provisions for credit losses and PBC	$1,115	$1,304	$480	(14)%	NM
Income (loss) from continuing operations before taxes	$(2,642)	$(3,103)	$(615)	15%	NM
Income taxes (benefits)	(182)	(979)	(1,065)	81	8%
Income (loss) from continuing operations	$(2,460)	$(2,124)	$450	(16)%	NM
Income (loss) from discontinued operations, net of taxes	(2)	(1)	(231)	(100)	100%
Noncontrolling interests	(30)	16	4	NM	NM
Net income (loss)	$(2,432)	$(2,141)	$215	(14)%	NM
Balance Sheet data (in billions of dollars)
EOP assets	$201	$199	$215	1%	(7)%
Average assets	195	205	223	(5)	(8)
Revenue by reporting unit and component
Mexico Consumer/SBMM	$6,172	$5,693	$4,651	8%	22%
Asia Consumer	819	1,524	2,926	(46)	(48)
Legacy Holdings Assets	(118)	110	33	NM	NM
Corporate/Other	668	2,115	1,510	(68)	40
Total	$7,541	$9,442	$9,120	(20)%	4%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$23.1	$25.2	$20.5	(8)%	23%
EOP deposits	34.1	40.2	34.8	(15)	16
Average loans	24.4	22.8	18.7	7	22
NCLs as a percentage of average loans (Mexico Consumer only)	4.52%	4.01%	3.50%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.43	1.35	1.28
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.41	1.35	1.26
Asia Consumer—key indicators(1) (in billions of dollars)
EOP loans	$4.7	$7.4	$13.3	(36)%	(44)%
EOP deposits	7.5	9.5	14.5	(21)	(34)
Average loans	5.9	9.5	17.4	(38)	(45)
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.2	$2.8	$3.4	(21)%	(18)%

Note: Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation effective as of the second quarter of 2024, for all periods presented. During the second quarter of 2024, Citi made certain reclassifications to align with its organizational simplification and strategy. In connection therewith, Citi transferred the retail banking business in the U.K., which is being wound down, from Wealth to Legacy Franchises (managed basis) within All Other (managed basis).
(1)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under HFS accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

2024 vs. 2023
Net loss was $2.4 billion, compared to a net loss of $2.1 billion in the prior year, driven by lower revenues and lower income tax benefits due to the absence of discrete tax benefits recognized in the prior year, partially offset by lower expenses and lower cost of credit.
All Other (managed basis) revenues of $7.5 billion decreased 20%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues of $6.9 billion decreased 6%, due to lower revenues in Asia Consumer (managed basis) and Legacy Holdings Assets, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis).
Mexico Consumer/SBMM (managed basis) revenues of $6.2 billion increased 8%, primarily due to higher loan balances in retail banking, cards and SBMM, and higher deposits in SBMM.
Asia Consumer (managed basis) revenues of $819 million decreased 46%, primarily driven by the reduction from the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased to $(118) million, compared to $110 million in the prior year, primarily due to higher funding costs related to the transfer of the retail banking business in the U.K.
Corporate/Other revenues decreased to $668 million, compared to $2.1 billion in the prior year, largely driven by the net investment securities losses due to the repositioning of the investment securities portfolio and higher funding costs.

Expenses decreased 19%, primarily driven by lower FDIC expenses ($203 million in 2024 versus approximately $1.7 billion in the prior year) and the reduction from the closed exits and wind-downs, as well as lower restructuring charges ($259 million in 2024 versus $781 million in the prior year), partially offset by the costs of the July 2024 Consent Orders entered into with the FRB and OCC.
Provisions were $1.1 billion, compared to $1.3 billion in the prior year, largely driven by a smaller ACL build for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law, partially offset by a 7% increase in net credit losses, primarily driven by the ongoing normalization from post-pandemic lows in Mexico Consumer.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above and “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.

CAPITAL RESOURCES

Overview
Citi uses capital principally to support its businesses and to absorb potential losses, including credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock and noncumulative perpetual preferred stock, among other issuances. Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards, as well as the impact of future events on Citi’s business results, such as acquisitions and divestitures and changes in interest and foreign exchange rates.
During 2024, Citi returned a total of $6.7 billion of capital to common shareholders in the form of $4.2 billion in dividends and $2.5 billion in share repurchases (approximately 44 million common shares).
For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.56 per share for the fourth quarter of 2024, and on January 11, 2025, declared common dividends of $0.56 per share for the first quarter of 2025. Citi plans to maintain a quarterly common dividend of $0.56 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.
On January 13, 2025, Citigroup’s Board of Directors authorized a new, multiyear $20 billion common stock repurchase program, beginning in the first quarter of 2025. Repurchases by Citigroup under this common stock repurchase program are subject to quarterly approval by Citigroup’s Board of Directors; may be effected from time to time through open market purchases, trading plans established in accordance with SEC rules or other means; and, as determined by Citigroup, may be subject to satisfactory market conditions, Citigroup’s capital position and capital requirements, applicable legal requirements and other factors.
As previously announced, during the first quarter of 2025, Citi plans to repurchase $1.5 billion of common shares, subject to market conditions and other factors. After the first quarter of 2025, Citi will continue to assess common share repurchases on a quarter-by-quarter basis.
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
Citi’s Chief Risk Officer (CRO) and Chief Financial Officer (CFO) co-chair Citigroup’s Capital Committee, which includes Citi’s Treasurer and other senior executives. The Citigroup Capital Committee, with oversight from the Risk Management Committee of Citigroup’s Board of Directors, has responsibility for Citi’s aggregate capital structure, including the capital assessment and planning process, which is integrated into Citi’s capital plan. Balance sheet management, including oversight of capital adequacy for Citigroup’s subsidiaries, is governed by each entity’s Asset and Liability Committee, where applicable.
For additional information regarding Citi’s capital planning and stress testing exercises, see “Stress Testing Component of Capital Planning” below.

Current Regulatory Capital Standards
Citi is subject to regulatory capital rules issued by the FRB, in coordination with the OCC and FDIC, including the U.S. implementation of the Basel III rules (for information on potential changes to the Basel III rules, see “Regulatory Capital Standards and Developments” and “Risk Factors—Strategic Risks” below). These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios. Banking and broker-dealer subsidiaries of Citigroup are also subject to local capital requirements in the jurisdictions in which they operate, which impact allocations of capital within Citigroup, and may restrict the ability to remit earnings to Citigroup. The availability of such earnings may impact the ability of Citigroup to engage in return of capital to common shareholders in the form of dividends and share repurchases, absorb potential losses and support business growth.

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
Under the U.S. Basel III rules, Citigroup is required to maintain several regulatory capital buffers above the stated minimum capital requirements to avoid certain limitations on capital distributions and discretionary bonus payments to executive officers. Accordingly, for the fourth quarter of 2024, Citigroup’s required regulatory CET1 Capital ratio was 12.1% under the Standardized Approach (incorporating its Stress Capital Buffer of 4.1% and GSIB (Global Systemically

Important Bank) surcharge of 3.5%) and 10.5% under the Advanced Approaches (inclusive of the fixed 2.5% Capital Conservation Buffer and GSIB surcharge of 3.5%).
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
Citigroup and Citibank elected the modified CECL transition provision provided by the rule. Accordingly, the Day One regulatory capital effects resulting from adoption of the CECL methodology, as well as the ongoing adjustments for 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021, started to be phased in on January 1, 2022 and were fully reflected in Citi’s regulatory capital as of January 1, 2025.
As of December 31, 2024, Citigroup’s reported Standardized Approach CET1 Capital ratio of 13.6% benefited from the deferrals of the CECL transition provision by 8 basis points. For additional information on Citigroup’s and Citibank’s regulatory capital ratios excluding the impact of the CECL transition provision, see “Capital Resources (Full Adoption of CECL)” below.

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
As of December 31, 2024, Citi’s regulatory capital ratios exceeded the regulatory capital requirements. Accordingly,

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
As of October 1, 2024, Citi’s required regulatory CET1 Capital ratio decreased to 12.1% from 12.3% under the Standardized Approach, incorporating the 4.1% SCB through September 30, 2025 and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.

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
Citi, as a GSIB, is annually required to calculate a surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (method 1) is based on the Basel Committee’s GSIB methodology. Under the second method (method 2), the substitutability category under the Basel Committee’s GSIB methodology is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges calculated during 2025 will be based on 2024 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will be higher than its surcharge determined under method 1.
Should a GSIB’s systemic importance change year-over-year, such that it becomes subject to a higher GSIB surcharge, the higher surcharge would become effective on January 1 of the year that is one full calendar year after the increased GSIB surcharge was calculated (e.g., a higher surcharge calculated in 2025 using data as of December 31, 2024 would not become effective until January 1, 2027). However, if a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge on January 1 of the year immediately following the calendar year in which the decreased GSIB surcharge was calculated (e.g., a lower surcharge calculated in 2025 using data as of December 31, 2024 would become effective January 1, 2026).
The following table presents Citi’s effective GSIB surcharge as determined under method 1 and method 2 during 2024 and 2023:

	2024	2023
Method 1	2.0%	2.0%
Method 2	3.5	3.5

Citi’s GSIB surcharge effective during 2024 and 2023 was 3.5%, as derived under the higher method 2 result. For 2025, Citi’s GSIB surcharge remains unchanged at 3.5%, as derived under the higher method 2 result.
Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge. Based on Citi’s method 2 result as of December 31, 2023 and as of December 31, 2024, Citi’s GSIB surcharge is expected to remain at 3.5% for 2026.

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
Accordingly, an insured depository institution, such as Citibank, must maintain minimum CET1 Capital, Tier 1 Capital, Total Capital and Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” Citibank was “well capitalized” as of December 31, 2024.
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
Citigroup and Citibank are required to disclose the results of their company-run stress tests.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of December 31, 2024, September 30, 2024 and December 31, 2023:

	Advanced Approaches(1)			Standardized Approach(2)
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024	September 30, 2024	December 31, 2023
CET1 Capital ratio	10.5%	10.5%	10.5%	12.1%	12.3%	12.3%
Tier 1 Capital ratio	12.0	12.0	12.0	13.6	13.8	13.8
Total Capital ratio	14.0	14.0	14.0	15.6	15.8	15.8

(1)For all periods presented, Citi’s required risk-based capital ratios under the Advanced Approaches included the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge (all of which must be composed of CET1 Capital).
(2)Beginning October 1, 2024, Citi’s required risk-based capital ratios under the Standardized Approach included the 4.1% SCB through September 30, 2025 and 3.5% GSIB surcharge (all of which must be composed of CET1 Capital). For prior periods presented, Citi’s required risk-based capital ratios under the Standardized Approach included the 4.3% SCB and 3.5% GSIB surcharge. See “Regulatory Capital Buffers” above.

The following tables present Citi’s capital components and ratios as of December 31, 2024, September 30, 2024 and December 31, 2023:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024	September 30, 2024	December 31, 2023
CET1 Capital(1)	$155,363	$158,106	$153,595	$155,363	$158,106	$153,595
Tier 1 Capital(1)	174,527	175,788	172,504	174,527	175,788	172,504
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	197,371	197,784	191,919	205,827	206,434	201,768
Total Risk-Weighted Assets	1,280,190	1,300,152	1,268,723	1,139,988	1,153,150	1,148,608
Credit Risk(1)	$901,345	$918,595	$910,226	$1,073,354	$1,085,499	$1,087,019
Market Risk	66,221	67,269	61,194	66,634	67,651	61,589
Operational Risk	312,624	314,288	297,303	—	—	—
CET1 Capital ratio(2)	12.14%	12.16%	12.11%	13.63%	13.71%	13.37%
Tier 1 Capital ratio(2)	13.63	13.52	13.60	15.31	15.24	15.02
Total Capital ratio(2)	15.42	15.21	15.13	18.06	17.90	17.57

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2024	September 30, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(1)(3)		$2,433,364	$2,455,486	$2,394,272
Total Leverage Exposure(1)(4)		2,985,418	3,005,709	2,964,954
Leverage ratio	4.0%	7.17%	7.16%	7.20%
Supplementary Leverage ratio	5.0	5.85	5.85	5.82

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the CECL standard. See “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above.
(2)Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented. As of September 30, 2024, the Total Capital ratio under the Basel III Advanced Approaches framework was the most binding ratio. For all other periods presented, the CET1 Capital ratio under the Basel III Standardized Approach was the most binding ratio.
(3)Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at December 31, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of December 31, 2024.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.6% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 12.1% as of such date under the Standardized Approach. This compares to a CET1 Capital ratio of 13.7% as of September 30, 2024 and 13.4% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 12.3% as of such dates under the Standardized Approach.
Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 12.1% as of December 31, 2024, 12.2% as of September 30, 2024, and 12.1% as of December 31, 2023, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches from September 30, 2024, driven primarily by net adverse movements in AOCI and the payment of common and preferred dividends as well as common share repurchases, partially offset by net income and decreases in Standardized Approach RWA and Advanced Approaches RWA.
Citi’s CET1 Capital ratio increased under the Standardized Approach from year-end 2023, driven primarily by net income and a decrease in RWA, partially offset by the payment of common and preferred dividends, common share repurchases and net adverse movements in AOCI.
Citi’s CET1 Capital ratio under the Advanced Approaches framework was largely unchanged from year-end 2023, as the payment of common and preferred dividends, common share repurchases, net adverse movements in AOCI and an increase in RWA were offset by net income.

Components of Citigroup Capital

In millions of dollars	December 31, 2024	December 31, 2023
CET1 Capital
Citigroup common stockholders’ equity(1)	$190,815	$187,937
Add: Qualifying noncontrolling interests	186	153
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	757	1,514
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(220)	(1,406)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(910)	(410)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	17,994	18,778
Identifiable intangible assets other than MSRs, net of related DTLs	3,357	3,349
Less: Defined benefit pension plan net assets and other	1,504	1,317
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,628	12,075
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	3,042	2,306
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$155,363	$153,595
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,783	$17,516
Qualifying trust preferred securities(6)	1,422	1,413
Qualifying noncontrolling interests	30	29
Regulatory capital deductions:
Less: Other	71	49
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,164	$18,909
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$174,527	$172,504
Tier 2 Capital
Qualifying subordinated debt	$18,185	$16,137
Qualifying noncontrolling interests	38	37
Eligible allowance for credit losses(2)(7)	13,560	13,703
Regulatory capital deduction:
Less: Other	483	613
Total Tier 2 Capital (Standardized Approach)	$31,300	$29,264
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$205,827	$201,768
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,456)	$(9,849)
Total Tier 2 Capital (Advanced Approaches)	$22,844	$19,415
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$197,371	$191,919

(1)Issuance costs of $67 million and $84 million related to outstanding noncumulative perpetual preferred stock at December 31, 2024 and 2023, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $29.8 billion of net DTAs at December 31, 2024, $11.6 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.0 billion of DTAs arising from temporary differences that exceeded the 10% limitation, were excluded from Citi’s CET1 Capital as of December 31, 2024. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At December 31, 2024 and 2023, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.1 billion and $3.9 billion at December 31, 2024 and 2023, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three months ended December 31, 2024	Twelve months ended December 31, 2024
CET1 Capital, beginning of period	$158,106	$153,595
Net income (loss)	2,856	12,682
Common and preferred dividends declared	(1,331)	(5,271)
Treasury stock	(1,002)	(1,604)
Common stock and additional paid-in capital	152	145
CTA net of hedges, net of tax	(2,891)	(5,161)
Unrealized gains (losses) on debt securities AFS, net of tax	(489)	907
Defined benefit plans liability adjustment, net of tax	118	423
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	49	89
Other Accumulated other comprehensive income (loss) (AOCI)	9	4
Goodwill, net of related DTLs	403	784
Identifiable intangible assets other than MSRs, net of related DTLs	(296)	(8)
Defined benefit pension plan net assets	(34)	(133)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(310)	447
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	29	(736)
CECL transition provision	—	(757)
Other	(6)	(43)
Net change in CET1 Capital	$(2,743)	$1,768
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$155,363	$155,363
Additional Tier 1 Capital, beginning of period	$17,682	$18,909
Qualifying perpetual preferred stock	1,496	267
Qualifying trust preferred securities	2	9
Other	(16)	(21)
Net change in Additional Tier 1 Capital	$1,482	$255
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$174,527	$174,527
Tier 2 Capital, beginning of period (Standardized Approach)	$30,646	$29,264
Qualifying subordinated debt	642	2,048
Eligible allowance for credit losses	(150)	(143)
Other	162	131
Net change in Tier 2 Capital (Standardized Approach)	$654	$2,036
Tier 2 Capital, end of period (Standardized Approach)	$31,300	$31,300
Total Capital, end of period (Standardized Approach)	$205,827	$205,827
Tier 2 Capital, beginning of period (Advanced Approaches)	$21,996	$19,415
Qualifying subordinated debt	642	2,048
Excess of eligible credit reserves over expected credit losses	44	1,250
Other	162	131
Net change in Tier 2 Capital (Advanced Approaches)	$848	$3,429
Tier 2 Capital, end of period (Advanced Approaches)	$22,844	$22,844
Total Capital, end of period (Advanced Approaches)	$197,371	$197,371
(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three months ended December 31, 2024	Twelve months ended December 31, 2024
Total Risk-Weighted Assets, beginning of period	$1,153,150	$1,148,608
General credit risk exposures(1)	(2,728)	(1,905)
Derivatives(2)	(4,542)	(6,898)
Repo-style transactions(3)	(5,513)	308
Securitization exposures	361	972
Equity exposures(4)	262	(7,914)
Other exposures	15	1,772
Net change in Credit Risk-Weighted Assets	$(12,145)	$(13,665)
Net change in Market Risk-Weighted Assets(5)	$(1,017)	$5,045
Total Risk-Weighted Assets, end of period	$1,139,988	$1,139,988

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three and 12 months ended December 31, 2024, attributable to changes in lending exposures and hedging activities, partially offset by an increase in card activities.
(2)Derivatives decreased during the three and 12 months ended December 31, 2024, mainly driven by changes in exposures.
(3)Repo-style transactions include repurchase and reverse repurchase transactions, as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended December 31, 2024, mainly due to business activities.
(4)Equity exposures decreased during the 12 months ended December 31, 2024, primarily driven by activities related to the Visa B exchange completed in the second quarter of 2024.
(5)Market risk increased during the 12 months ended December 31, 2024, primarily due to model changes, model parameter updates and changes in exposures.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three months ended December 31, 2024	Twelve months ended December 31, 2024
Total Risk-Weighted Assets, beginning of period	$1,300,152	$1,268,723
General credit risk exposures(1)	3,212	24,303
Derivatives(2)	(18,739)	(20,146)
Repo-style transactions(3)	(3,743)	(10,473)
Securitization exposures(4)	1,505	2,183
Equity exposures(5)	270	(8,234)
Other exposures(6)	245	3,486
Net change in Credit Risk-Weighted Assets	$(17,250)	$(8,881)
Net change in Market Risk-Weighted Assets(7)	$(1,048)	$5,027
Net change in Operational Risk-Weighted Assets(8)	$(1,664)	$15,321
Total Risk-Weighted Assets, end of period	$1,280,190	$1,280,190

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and 12 months ended December 31, 2024, mainly driven by card activities, lending exposures and deposits, as well as model enhancements and risk-weighting parameter updates.
(2)Derivative exposures decreased during the three and 12 months ended December 31, 2024, primarily driven by model enhancements and changes in exposures.
(3)Repo-style transactions decreased during the three and 12 months ended December 31, 2024, primarily driven by business activities.
(4)Securitizations exposures increased during the three and 12 months ended December 31, 2024, mainly driven by changes in exposures and risk-weighting parameters.
(5)Equity exposures decreased during the 12 months ended December 31, 2024, primarily driven by activities related to the Visa B exchange completed in the second quarter of 2024.
(6)Other exposures increased during the 12 months ended December 31, 2024, mainly due to accounts receivable and other broad-based increases.
(7)Market risk increased during the 12 months ended December 31, 2024, primarily due to model changes, model parameter updates and changes in exposures.
(8)Operational risk decreased during the three months ended December 31, 2024, primarily driven by loss frequency decreases, and increased during the 12 months ended December 31, 2024, mainly due to both loss frequency and loss severity increases.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of December 31, 2024, September 30, 2024 and December 31, 2023:

In millions of dollars, except ratios	December 31, 2024	September 30, 2024	December 31, 2023
Tier 1 Capital	$174,527	$175,788	$172,504
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,494,016	$2,515,063	$2,432,146
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	136,931	150,462	164,148
Effective notional of sold credit derivatives, net(4)	36,507	34,420	33,817
Counterparty credit risk for repo-style transactions(5)	23,391	22,072	22,510
Other off-balance sheet exposures	332,169	321,043	350,207
Total of certain off-balance sheet exposures	$528,998	$527,997	$570,682
Less: Tier 1 Capital deductions	37,596	37,351	37,874
Total Leverage Exposure	$2,985,418	$3,005,709	$2,964,954
Supplementary Leverage ratio	5.85%	5.85%	5.82%

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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at December 31, 2024, September 30, 2024 and December 31, 2023. The ratios remained largely unchanged as changes in Tier 1 Capital were offset by changes in Total Leverage Exposure.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2024, September 30, 2024 and December 31, 2023:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024	September 30, 2024	December 31, 2023
CET1 Capital(2)		$153,483	$153,533	$147,109	$153,483	$153,533	$147,109
Tier 1 Capital(2)		155,613	155,665	149,238	155,613	155,665	149,238
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		165,581	167,687	160,706	173,060	175,165	168,571
Total Risk-Weighted Assets		1,109,387	1,101,907	1,057,194	998,817	993,917	983,960
Credit Risk(2)		$811,464	$803,333	$769,940	$953,377	$949,115	$937,319
Market Risk		45,383	44,710	46,540	45,440	44,802	46,641
Operational Risk		252,540	253,864	240,714	—	—	—
CET1 Capital ratio(4)(5)	7.0%	13.83%	13.93%	13.92%	15.37%	15.45%	14.95%
Tier 1 Capital ratio(4)(5)	8.5	14.03	14.13	14.12	15.58	15.66	15.17
Total Capital ratio(4)(5)	10.5	14.93	15.22	15.20	17.33	17.62	17.13

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2024	September 30, 2024	December 31, 2023
Quarterly Adjusted Average Total Assets(2)(6)		$1,726,312	$1,721,363	$1,666,609
Total Leverage Exposure(2)(7)		2,195,386	2,185,316	2,166,334
Leverage ratio(5)	5.0%	9.01%	9.04%	8.95%
Supplementary Leverage ratio(5)	6.0	7.09	7.12	6.89

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

As presented in the table above, Citibank’s capital ratios at December 31, 2024 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of December 31, 2024.
Citibank’s Supplementary Leverage ratio was 7.1% at December 31, 2024 and September 30, 2024 compared to 6.9% at December 31, 2023. The increase in the ratio was primarily driven by net income, partially offset by the payment of common and preferred dividends and an increase in Total Leverage Exposure.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the hypothetical sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach RWA and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of December 31, 2024. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, RWA, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Total Capital	Impact of $1 billion change in RWA
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.1	0.8	1.2
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	0.9	1.2	0.9	1.3	0.9	1.3
Standardized Approach	1.0	1.5	1.0	1.6	1.0	1.7

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At December 31, 2024, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $18 billion, which exceeded the minimum requirement by $13 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $26 billion at December 31, 2024, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2024.

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
The RWA-based TLAC buffer equals the 2.5% Capital Conservation Buffer, plus any applicable Countercyclical Capital Buffer (currently 0%), plus the GSIB’s capital surcharge as determined under method 1 of the GSIB surcharge rule (2.0% for Citi for 2024). Accordingly, Citi’s total current minimum TLAC requirement was 22.5% of RWA for 2024.

Minimum Long-Term Debt (LTD) Requirement
The minimum LTD requirement is the greater of (i) 6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.5% for Citi for 2024), for a total current requirement of 9.5% of RWA for Citi, and (ii) 4.5% of the GSIB’s total leverage exposure.

The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	December 31, 2024
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$331	$144
% of Advanced Approaches risk- weighted assets	25.9%	11.2%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$43	$22
% of Total Leverage Exposure	11.1%	4.8%
Regulatory requirement	9.5	4.5
Surplus amount	$47	$9

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of December 31, 2024, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $9 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” below.

Capital Resources (Full Adoption of CECL)
The following tables present Citigroup’s and Citibank’s capital components and ratios under a hypothetical scenario where the full impact of CECL is reflected as of December 31, 2024(1):

	Citigroup				Citibank
	Required Capital Ratios, Advanced Approaches	Required Capital Ratios, Standardized Approach	Advanced Approaches	Standardized Approach	Required Capital Ratios(2)	Advanced Approaches	Standardized Approach
CET1 Capital ratio	10.5%	12.1%	12.06%	13.55%	7.0%	13.77%	15.30%
Tier 1 Capital ratio	12.0	13.6	13.56	15.23	8.5	13.97	15.51
Total Capital ratio	14.0	15.6	15.35	17.98	10.5	14.86	17.26

	Required Capital Ratios	Citigroup	Required Capital Ratios	Citibank
Leverage ratio	4.0%	7.13%	5.0%	8.98%
Supplementary Leverage ratio	5.0	5.81	6.0	7.06

(1)The capital effects resulting from adoption of the CECL methodology were fully reflected in Citi’s regulatory capital as of January 1, 2025. See footnote 2 to the “Components of Citigroup Capital” table above.
(2)Citibank’s required capital ratios were the same under the Standardized Approach and the Advanced Approaches framework.

Regulatory Capital Standards and Developments

Basel III Revisions
On July 27, 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame (capital proposal), that would amend U.S. regulatory capital requirements. Citi continues to monitor developments related to this rulemaking, including as a result of new leadership at the U.S. banking agencies.
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
If adopted as proposed, the capital proposal’s impact on RWA amounts would also affect several other requirements including TLAC, external long-term debt and the short-term wholesale funding score included in the GSIB surcharge under method 2 (see “GSIB Surcharge” below). The proposal has a three-year transition period that would begin July 1, 2025. If finalized as proposed, the capital proposal would materially increase Citi’s required regulatory capital.
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

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
As defined by Citi, tangible common equity (TCE) represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). Return on tangible common equity (RoTCE) represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share (TBVPS) represents average TCE divided by average common shares outstanding. Other companies may calculate these measures differently.

	At December 31,
In millions of dollars or shares, except per share amounts	2024	2023	2022	2021	2020
Total Citigroup stockholders’ equity	$208,598	$205,453	$201,189	$201,972	$199,442
Less: Preferred stock	17,850	17,600	18,995	18,995	19,480
Common stockholders’ equity	$190,748	$187,853	$182,194	$182,977	$179,962
Less:
Goodwill	19,300	20,098	19,691	21,299	22,162
Identifiable intangible assets (other than MSRs)	3,734	3,730	3,763	4,091	4,411
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	16	—	589	510	—
Tangible common equity (TCE)	$167,698	$164,025	$158,151	$157,077	$153,389
Common shares outstanding (CSO)	1,877.1	1,903.1	1,937.0	1,984.4	2,082.1
Book value per share (common stockholders’ equity/CSO)	$101.62	$98.71	$94.06	$92.21	$86.43
Tangible book value per share (TCE/CSO)	89.34	86.19	81.65	79.16	73.67
	For the year ended December 31,
In millions of dollars	2024	2023	2022	2021	2020
Net income available to common shareholders	$11,628	$8,030	$13,813	$20,912	$9,952
Average common stockholders’ equity	$190,070	$187,730	$180,093	$182,421	$175,508
Less:
Average goodwill	19,732	20,313	19,354	21,771	21,315
Average intangible assets (other than MSRs)	3,611	3,835	3,924	4,244	4,301
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	6	226	872	153	—
Average TCE	$166,721	$163,356	$155,943	$156,253	$149,892
Return on average common stockholders’ equity	6.1%	4.3%	7.7%	11.5%	5.7%
RoTCE	7.0	4.9	8.9	13.4	6.6

RISK FACTORS

The following discussion presents what management currently believes could be the material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties that Citi may face. For additional information about risks and uncertainties that could impact Citi, see “Executive Summary,” “Citi’s Multiyear Transformation” and each respective business’s results of operations above and “Managing Global Risk” below. The following risk factors are categorized to improve the readability and usefulness of the risk factor disclosure, and, while the headings and risk factors generally align with Citi’s risk categorization, in certain instances the risk factors may not directly correspond with how Citi categorizes or manages its risks.

MARKET-RELATED RISKS

Macroeconomic, Geopolitical and Other Challenges and Uncertainties Could Continue to Have a Negative Impact on Citi.
Citi has experienced, and could experience in the future, negative impacts to its businesses, results of operations and financial condition as a result of various macroeconomic, geopolitical and other challenges, uncertainties and volatility. These include, among other things, any resurgence in inflation; government fiscal and monetary actions or expected actions, including changes in interest rate policy, reductions in central bank balance sheets or other monetary policies; and increases in unemployment rates, recessions or weak or slowing economic growth in the U.S., Europe and other regions or countries. These impacts could adversely affect Citi’s consumer and institutional clients, businesses, cost of credit and overall results of operations.
For example, inflation could resurge if the FRB were to reduce interest rates prematurely and/or at too accelerated a pace, or if certain policies were further pursued in the U.S., including those related to trade, tariffs and immigration.
Interest rates on loans Citi makes are typically based off or set at a spread over a benchmark interest rate and would likely decline or rise as benchmark rates decline or rise, respectively. A decline in interest rates would generally be expected to result in lower overall net interest income for Citi, although Corporate Treasury has various tools to manage Citi’s total interest rate risk position (see “Managing Global Risk— Market Risk—Market Risk of Non-Trading Portfolios” below). In addition, Citi’s net interest income could be adversely affected due to a flattening (a lower spread between shorter-term versus longer-term interest rates) or inversion (shorter-term interest rates exceeding longer-term interest rates) of the interest rate yield curve, as Citi typically pays interest on deposits based on shorter-term interest rates and earns money on loans based on longer-term interest rates. For additional information on Citi’s interest rate risk, see
“Managing Global Risk—Market Risk—Banking Book Interest Rate Risk” below.
Additional areas of uncertainty include, among others, geopolitical challenges, tensions and conflicts, including those related to the Russia–Ukraine war (see below) and conflicts in the Middle East; potential policies and priorities resulting from the new U.S. administration; economic and geopolitical challenges related to China, including weak economic growth, related policy actions, challenges in the Chinese real estate sector, banking and credit markets, trade restrictions, and tensions or conflicts between China and Taiwan and/or China and the U.S.; high and rising government debt levels in the U.S. and other countries; significant volatility and disruptions in financial markets, including foreign currency volatility and devaluations; natural disasters; and pandemics.
For example, the Russia–Ukraine war could have further negative impacts on regional and global energy and other commodities and financial markets and macroeconomic conditions, adversely impacting jurisdictions where Citi operates and its customers, clients or employees. In addition, Citi’s remaining operations in Russia subject Citi to various other risks, including foreign currency volatility, such as appreciations or devaluations; restrictions arising from retaliatory Russian laws and regulations on the conduct of Citi’s remaining businesses, including, without limitation, its provision of certain securities services to customers; sanctions or asset freezes; and other deconsolidation events. For additional information about these Russia-related risks, see the operational processes and systems, cybersecurity and emerging markets risk factors and “Managing Global Risk—Other Risks—Country Risk—Russia” below.

STRATEGIC RISKS

Citi’s Ability to Return Capital to Common Shareholders Substantially Depends on Regulatory Capital Requirements, Including the Results of the CCAR Process and Dodd-Frank Act Regulatory Stress Tests, and Other Factors.
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock dividend or through share repurchases, substantially depends, among other things, on its regulatory capital requirements, including the annual recalibration of the Stress Capital Buffer (SCB), which is based upon the results of the CCAR process required by the FRB, and recalibration of the GSIB surcharge, as well as the supervisory expectations and assessments regarding individual institutions.
The FRB’s annual stress testing requirements are integrated into ongoing regulatory capital requirements. Citi’s SCB equals the maximum projected decline in its CET1 Capital ratio under the supervisory severely adverse scenario over a nine-quarter CCAR measurement period, plus four quarters of planned common stock dividends as a percentage of Citi’s risk-weighted assets, subject to a minimum requirement of 2.5%. The SCB is calculated by the FRB using its proprietary data and modeling of each firm’s results. Accordingly, Citi’s SCB may go up, based on the supervisory stress test results, thus potentially resulting in an increase in Citi’s required regulatory CET1 Capital ratio under the

Standardized Approach. In addition, a breach of the SCB and other regulatory capital buffers may result in gradual limitations on capital distributions and discretionary bonus payments to executive officers. For additional information on the SCB, see “Capital Resources—Regulatory Capital Buffers” above.
Moreover, changes in regulatory capital rules, requirements or interpretations could materially increase Citi’s required regulatory capital. For example, the U.S. banking regulators proposed a number of changes to the U.S. regulatory capital framework, including, but not limited to, significant revisions to the U.S. Basel III rules. These potential changes, if adopted as originally proposed, would likely impact Citi’s regulatory capital position and materially increase Citi’s regulatory capital requirements, and thus adversely impact the extent to which Citi is able to return capital to shareholders (see “Capital Resources—Regulatory Capital Standards and Developments” above).
Citi’s ability to return capital also depends on its results of operations and financial condition, including the capital impact related to its remaining divestitures, such as, among other things, any temporary capital impact from CTA losses, net of hedges (see the incorrect assumptions or estimates and the emerging markets risk factors below); Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach, as well as the Supplementary Leverage ratio (SLR); its implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and deferred tax asset (DTA) utilization (see the ability to utilize DTA risk factor below).
All firms subject to CCAR requirements, including Citi, will continue to be subject to a rigorous regulatory evaluation of capital planning practices and other reviews and examinations, including, but not limited to data quality, which is a key regulatory focus, governance, risk management and internal controls. For example, the FRB has stated that it expects capital adequacy practices to continue to evolve and to likely be determined by its yearly cross-firm review of capital plan submissions. Similarly, the FRB has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may continue to be altered, including the number and severity of the stress test scenarios, the FRB modeling of Citi’s balance sheet, pre-provision net revenue and stress losses, and the addition of components deemed important by the FRB. Additionally, Citi’s ability to return capital may be adversely impacted if a regulatory evaluation or examination were to result in negative findings regarding absolute capital levels or other aspects of Citi’s or any of its subsidiaries’ operations, including as a result of the imposition of additional capital buffers, limitations on capital distributions or otherwise. For information on limitations on Citi’s ability to return capital to common shareholders, as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Overview” and “Capital Resources—Stress Testing Component of Capital Planning” above and the risk management and legal and regulatory proceedings risk factors below.
In October 2024, the FRB announced that it will maintain its current framework for calculating allowances on loans in the supervisory stress test through the 2025 stress test cycle, while continuing to evaluate appropriate future enhancements to this framework. The impacts on Citi’s capital adequacy of any potential incorporation by the FRB of CECL into its supervisory stress tests in future stress test cycles, and of other potential regulatory changes in the FRB’s stress testing methodologies, remain unclear. For additional information regarding the CECL methodology, including the transition provisions related to the adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Current Regulatory Capital Standards—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and Note 1.
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

Citi Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Citi, its management and its businesses continue to face regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the ongoing regulatory and legislative uncertainties and changes facing Citi are too numerous to list completely, examples include, but are not limited to (i) potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi, including, among others, significant revisions to the U.S. Basel III rules (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards and Developments” above) and (ii) potential fiscal, monetary, tax, sanctions, human capital and other changes promulgated by the U.S. federal government and other governments (see the macroeconomic and geopolitical risk factor above and the ability to utilize DTAs risk factor below). References to “regulatory” refer to both formal regulation and the views and expectations of Citi’s regulators in their supervisory and enforcement roles, which, as they change over time, can have a major impact. In particular, U.S. regulators have indicated that the level of their expectations is increasing and prompt negative examination findings/ratings and enforcements actions are more likely.
Additionally, U.S. and international regulatory and legislative initiatives have not always been undertaken or implemented on a coordinated basis, and areas of divergence have developed and continue to develop with respect to their scope, interpretation, timing, structure or approach, leading to inconsistent or even conflicting requirements, including within a single jurisdiction.
Further, ongoing regulatory and legislative uncertainties and changes make Citi’s long-term business, balance sheet and strategic budget planning difficult, subject to change and potentially more costly and may impact its results of operations. U.S. and other regulators globally have implemented and continue to discuss various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. Business planning must necessarily be based on possible or proposed rules or outcomes, which can change significantly upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change. Regulatory and legislative changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory changes risk factor below) and can adversely affect Citi’s competitive position, as well as its businesses, revenues, results of operations and financial condition.

Citi’s Ability to Achieve Its Objectives from Its Transformation, Simplification and Other Priorities May Not Be as Successful as It Projects or Expects.
As part of its multiyear transformation, Citi continues to make significant investments and undertake substantial actions across the Company to improve its risk and controls environment, modernize its data and technology infrastructure and further enhance safety and soundness (see “Executive Summary” and “Citi’s Multiyear Transformation” above and the legal and regulatory proceedings risk factor below).
Citi has also been pursuing overall simplification initiatives that have included management and operating model changes and actions to enhance focus on clients and reduce expenses. Citi’s simplification actions also include completing its remaining divestitures, including the planned IPO of Mexico Consumer/SBMM. These simplification initiatives involve various execution challenges, may take longer than expected and may result in higher than expected expenses, CTA and other losses or other negative financial or strategic impacts, which could be material, and litigation and regulatory scrutiny (for information about potential CTA impacts, see the capital return risk factor above and the incorrect assumptions or estimates and emerging markets risk factors below).
Additionally, Citi continues to make business-led investments, as part of the execution of its strategic priorities. For example, Citi has been making investments across the Company, including hiring front office employees in key strategic markets and businesses; enhancing product capabilities and platforms to grow key businesses, improve client digital experiences and add scalability; and implementing new capabilities and partnerships. These business-led investments are designed to reduce expenses and grow revenues as well as result in retention and efficiency improvements.
Citi’s transformation, as well as its simplification and business investment initiatives, involve significant complexities and uncertainties. In addition, there is inherent risk that these initiatives will not be as productive or effective as Citi expects, or at all. Conversely, failure to adequately invest in and upgrade Citi’s technology and processes or properly implement its enterprise-wide simplification could result in Citi’s inability to meet regulatory expectations, be sufficiently competitive, serve clients effectively and avoid disruptions to its businesses and operational errors (see the operational processes and systems and legal and regulatory proceedings risk factors below).
Citi’s ability to achieve its expected returns, including expense savings and revenue growth objectives, and operational improvements from these priorities depends, in part, on factors that it cannot control, including, among others, macroeconomic challenges and uncertainties; customer, client and competitor actions; and ongoing regulatory requirements or changes.
Moreover, Citi’s transformation, simplification and other priorities may continue to evolve as its business strategies, the market environment and regulatory expectations change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness.

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
Physical risks from climate change include acute risks, such as wildfires, hurricanes, floods and droughts, as well as consequences of chronic changes in climate, such as rising sea levels, prolonged droughts and systemic changes to geographies and any resulting population migration. For example, physical risks could have adverse financial, operational and other impacts on Citi, both directly on its business and operations, and indirectly as a result of impacts to Citi’s clients, customers, vendors and other counterparties. These impacts can include destruction, damage or impairment of owned or leased properties and other assets, destruction or deterioration of the value of collateral, such as real estate, disruptions to business operations and supply chains, and reduced availability or increase in the cost of insurance. Physical risks can also impact Citi’s credit risk exposures, for example, in its mortgage and commercial real estate lending businesses.
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

Moreover, increasing legislative and regulatory changes and uncertainties regarding climate-related risk management and disclosures may result in increased regulatory, compliance, credit, reputational and other risks and costs for Citi. In addition, Citi could face increased regulatory scrutiny and reputation and litigation risks as a result of its climate risk, sustainability and other environmental and social commitments, disclosures, marketing and positioning. For example, any actual or perceived overstatement of the environmental benefits of Citi’s actions may result in legal or regulatory actions and/or reputational harm.
Even as some regulators seek to mandate additional disclosure of climate-related information, Citi’s ability to comply with such requirements and conduct more robust climate-related risk analyses may be hampered by lack of information and reliable data. Data on climate-related risks is limited in availability, often based on estimated or unverified figures, collected and reported on a time-lag, and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections continue to evolve.
Additionally, if Citi is unable to achieve its objectives or commitments relating to climate change, its businesses, reputation, attractiveness to certain investors and efforts to recruit and retain employees may suffer. For example, Citi’s approach to supporting client decarbonization in a gradual and orderly way, while promoting energy security, may lead to both continued exposure to carbon-intensive activity and increased reputation risks from stakeholders with divergent points of view. Citi may also face challenges and scrutiny from stakeholders with varied views on climate change that may impact its ability to conduct certain business.
For information on Citi’s climate and other sustainability initiatives, see “Net Zero and Sustainability” below. For additional information on Citi’s management of climate risk, see “Managing Global Risk—Strategic Risk—Climate Risk” below.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2024, Citi’s net DTAs were $29.8 billion, net of a valuation allowance of $4.3 billion, of which $12.8 billion was deducted from Citi’s CET1 Capital under the U.S. Basel III rules. Of this deducted amount, $11.6 billion related to net operating losses, foreign tax credit and general business credit carry-forwards, with $3.0 billion related to temporary differences in excess of the 10%/15% regulatory limitations, reduced by $1.8 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.
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
The new U.S. administration has discussed potential reductions to the U.S. federal corporate tax rate and changes to the U.S. approach to the Organization for Economic Cooperation and Development (OECD) Pillar 2 framework. It is unclear whether any corporate tax rate reduction would apply to services companies like Citi. If the U.S. federal corporate tax rate applicable to Citi is reduced, Citi may benefit on a prospective net income basis, but the reduction could result in a material decrease in the value of Citi’s DTAs, which would also result in a material reduction to Citi’s net income during the period in which the change is enacted. Citi’s regulatory capital could also be reduced if the decrease in the value of Citi’s DTAs exceeds certain levels.
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
For example, the OECD Pillar 2 framework contemplates a 15% global minimum tax with respect to earnings in each country. The majority of EU member states have adopted the OECD Pillar 2 rules, and other non-U.S. countries have similarly adopted or are expected to adopt the rules. Under these rules, Citi will be required to pay a “top-up” tax to the extent that Citi’s effective tax rate in any given country is below 15%. Beginning in 2024, countries that adopted the OECD Pillar 2 rules can collect the top-up tax only with respect to earnings of entities in their jurisdiction or subsidiaries of such entities. Beginning in 2025, all countries that have adopted the OECD Pillar 2 rules can collect a share of the top-up tax owed with respect to any member of the Pillar 2 multinational group. While Citi does not currently expect the rules to have a material impact on its earnings, many aspects of the application of the rules and their implementation remain uncertain. Separately, the new U.S. administration has stated its opposition to the application of the global minimum tax to U.S. companies’ U.S. operations, and has indicated it may take retaliatory measures against other countries that seek to collect the minimum tax with respect to the U.S. operations of U.S. companies. Citi is closely monitoring developments relating to the Pillar 2 negotiations to determine their potential impact.
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

A Deterioration in or Failure to Maintain Citi’s Co-Branding or Private Label Credit Card Relationships Could Have a Negative Impact on Citi.
Citi has co-branding and private label relationships with various retailers and merchants through its Branded Cards and Retail Services credit card businesses in USPB, whereby in the ordinary course of business Citi issues credit cards to consumers, including customers of the retailers or merchants. The five largest relationships across both businesses in USPB constituted an aggregate of approximately 12% of Citi’s revenues in 2024 (see “U.S. Personal Banking” above). Citi’s co-branding and private label agreements often provide for shared economics between the parties and generally have a fixed term.
Competition among credit card issuers, including Citi, for these relationships is significant, and Citi may not be able to maintain such relationships on existing terms or at all. Citi’s co-branding and private label relationships could also be negatively impacted by, among other things, the general economic environment, including the impacts stemming from potential increases in unemployment, inflation or interest rates or lower economic growth rates, as well as a risk of recession; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures, any reduction in air and business travel, or other operational difficulties of the retailer or merchant; changes in partner business strategies, including changes in products and services offered; termination or non-renewal of partner agreements, including early termination due to a contractual breach or exercise of other early termination right; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to a challenging macroeconomic environment or otherwise.
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
In addition, a wholly owned, direct subsidiary of Citigroup serves as a resolution funding vehicle (the intermediate holding company, or IHC) to which Citigroup has transferred, and has agreed to transfer on an ongoing basis, certain assets. The obligations of Citigroup and of the IHC, respectively, under the amended and restated secured support agreement, are secured on a senior basis by the assets of Citigroup (other than shares in subsidiaries of the parent company and certain other assets), and the assets of the IHC, as applicable. As a result, claims of the operating material legal entities against the assets of Citigroup with respect to such secured assets are effectively senior to unsecured obligations of Citigroup. Citi’s single point of entry resolution plan strategy and the obligations under the amended and restated secured support agreement may result in the recapitalization of and/or provision of liquidity to Citi’s operating material legal entities, and the commencement of bankruptcy proceedings by Citigroup at an earlier stage of financial stress than might otherwise occur without such mechanisms in place.
In line with the FRB’s total loss-absorbing capacity (TLAC) rule, Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—would bear any losses resulting from Citigroup’s bankruptcy. Accordingly, any value realized by holders of its unsecured long-term debt may not be sufficient to repay the amounts owed to such debt holders in the event of a bankruptcy or other resolution proceeding of Citigroup. For additional information on Citi’s single point of entry resolution plan strategy and the IHC and secured support agreement, see “Managing Global Risk—Liquidity Risk” below.
On November 22, 2022, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2021 by the eight U.S. GSIBs, including Citigroup. The FRB and FDIC jointly identified one shortcoming in Citigroup’s 2021 resolution plan. The shortcoming related to data integrity and data quality management issues, specifically, weaknesses in Citi’s processes and practices for producing certain data that could materially impact its resolution capabilities. On June 20, 2024, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2023 by the eight U.S. GSIBs, including Citigroup. The FRB and FDIC jointly identified one shortcoming in Citigroup’s 2023 resolution plan regarding Citi’s derivatives unwind capabilities. If a shortcoming is not satisfactorily explained or addressed before, or in, the submission of the next resolution plan, the shortcoming may be found to be a deficiency in the next resolution plan (see discussion below). Citi is required to submit a targeted resolution plan by July 1, 2025. More generally, data continues to be a subject of regulatory focus, and Citi continues to work on enhancing its data availability and quality (see “Citi’s Multiyear Transformation” above and the legal and regulatory proceedings risk factor below).
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

Citi’s Performance and Its Ability to Effectively Execute Its Transformation, Simplification and Other Priorities Could Be Negatively Impacted if It Is Not Able to Hire and Retain Qualified Employees.
Citi’s performance and the performance of its individual businesses largely depend on the talents and efforts of its diverse and highly qualified employees. Specifically, Citi’s continued ability to compete in each of its lines of business, to manage its businesses effectively and to execute its transformation, simplification and other priorities, including, for example, hiring employees to grow businesses or hiring employees to support Citi’s priorities, depends on its ability to hire new employees and to retain and motivate its existing employees. If Citi is unable to continue to hire, retain and motivate highly qualified employees, Citi’s performance, including its competitive position, the execution of its transformation, simplification and other priorities and its results of operations could be negatively impacted.
Citi’s ability to attract, retain and motivate employees depends on numerous factors, some of which are outside of Citi’s control. For example, the competition for talent continues to be particularly intense due to various factors, such as changes in worker expectations, concerns and preferences, including demands for remote work options and other job flexibility. Also, the banking industry generally is subject to more comprehensive regulation of employee compensation than other industries, including deferral and clawback requirements for incentive compensation, which can make it unusually challenging for Citi to compete in labor markets against businesses, including, for example, technology companies, that are not subject to such regulation. In addition, Citi recently completed a significant organizational simplification initiative, which included reducing management layers and significant reductions in functional roles that could continue to impact its ability to attract and retain employees.
Other factors that could impact Citi’s ability to attract, retain and motivate employees include, among other things, Citi’s presence in a particular market or region, the professional and development opportunities it offers, its reputation and its diversity. For information on Citi’s employee and workforce management, see “Human Capital Resources and Management” below.

Citi Faces Increased Competitive Challenges, Including from Financial Services and Other Companies and Emerging Technologies.
Citi operates in an increasingly evolving and competitive business environment, which includes both financial and non-financial services firms, such as traditional banks, online banks, private credit and financial technology companies and others. These companies compete on the basis of, among other factors, size, reach, quality and type of products and services offered, price, technology and reputation. Certain competitors may be subject to different and, in some cases, less stringent legal, regulatory and supervisory requirements, whether due to size, jurisdiction, entity type or other factors, placing Citi at a competitive disadvantage. Moreover, new or rapidly developing technologies with the potential to have significant economic or social effects (emerging technologies) also pose competitive challenges for Citi.
For example, Citi competes with other financial services companies in the U.S. and globally that have grown rapidly over the last several years or have introduced new products and services. Potential mergers and acquisitions involving traditional financial services companies, such as regional banks or credit card issuers, as well as networks and merchant acquirers, may also increase competition and impact Citi’s ability to offer competitive pricing and rewards. Non-traditional financial services firms, such as private credit, financial technology and digital asset companies, are less regulated and supervised and continue to expand their offerings of services traditionally provided by financial institutions.
In addition, emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. Clients and investors have shown increased interest in these technologies, prompting financial services firms and other market participants to develop related products and services. As blockchain and digital assets continue to evolve, customer demand for enhanced offerings may increase. Failure to strategically embrace the potential of emerging technologies may result in a competitive disadvantage to Citi. The new U.S. administration has stated its support for the growth and use of digital assets and blockchain technology, including a more favorable regulatory approach to crypto assets. Citi may not be able to provide the same or similar products and services for legal or regulatory reasons, which may be exacerbated by rapidly evolving and conflicting regulatory requirements, as well as increased compliance and other risks. Further, the introduction of mobile platforms and emerging technologies, such as artificial intelligence (AI) and digital assets, and changes in the payments space (e.g., instant and 24/7 payments) are accelerating, and, as a result, certain of Citi’s products and services could become less competitive.
Increased competition and emerging technologies have required and could require Citi to change or adapt its products and services, as well as invest in and develop related infrastructure, to attract and retain customers or clients or to compete more effectively with competitors, including new market entrants.
Simultaneously, as Citi develops new products and services leveraging emerging technologies, new risks may emerge that, if not designed and governed adequately, may result in control gaps and in Citi operating outside of its risk appetite. For example, the use or development of emerging technologies, such as AI or digital assets, without sufficient controls, governance and risk management may result in increased risks across various risk categories (for additional information, see the operational processes and systems risk factor below).
As another example, instant and 24/7 payments products could be accompanied by challenges to forecasting and managing liquidity, as well as increased operational and compliance risks. Additionally, the growth of certain competitors has increased market and counterparty credit risks, with such risks particularly heightened in the case of a challenging macroeconomic environment (see the risk factor on credit and concentrations of risk below).
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
To the extent that Citi is not able to compete effectively with other financial services companies, including private credit and financial technology companies, and non-financial services firms, or adequately assess the competitive landscape, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitors, see the co-brand and private label cards and qualified employees risk factors above and “Supervision, Regulation and Other—Competition” below.

OPERATIONAL RISKS

A Failure or Disruption of Citi’s Operational Processes or Systems Could Negatively Impact Its Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
Citi’s global operations rely heavily on its technology systems and infrastructure, including the accurate, complete, timely and secure processing, management, storage and transmission of data, including confidential transactions, and other information, as well as the monitoring of a substantial amount of data and complex transactions in real time. Citi obtains and stores an extensive amount of personal and client-specific information for its consumer and institutional customers and clients, and must accurately record and reflect their account transactions.
Citi’s operations must also comply with complex and evolving laws, regulations and heightened regulatory expectations in the jurisdictions in which it operates (see the implementation and interpretation of regulatory changes and legal proceedings risk factors below). With the proliferation of emerging technologies, including AI, and the use of the internet, mobile devices and cloud services to conduct financial transactions, and customers’ and clients’ increasing use of online banking and trading systems and other platforms, large global financial institutions such as Citi have been, and will continue to be, subject to an ever-increasing risk of operational loss, failure or disruption.
Citi has been working with AI and machine learning for a period of time and has more recently begun using Generative AI, a type of artificial intelligence that uses generative models to create text and other content. Generative AI tools are available to employees within parts of the Company, and in the future Citi may more broadly use, develop and incorporate Generative AI within its technology platform and services, systems and its businesses and functions. While Citi has policies which govern the use of emerging technologies, ineffective, inadequate or faulty Generative AI development or deployment practices by Citi or third parties could result in unintended consequences, such as AI algorithms that produce inaccurate or incomplete output or output based on biased, incomplete and/or inaccurate datasets, or cause other issues, concerns or deficiencies. Moreover, the use of increasingly sophisticated AI technologies by malicious actors and others has increased the risk of fraud, including identity theft and bypassing of verification controls, and failure to effectively manage such risks could result in misappropriation of funds, unauthorized transactions, exposure of sensitive client or Company information, reputational harm and increased litigation and regulatory risk. In addition, compliance with new or changing laws, regulations or industry standards relating to AI may impose additional operational risks and costs.
Although Citi has continued to upgrade its technology, including systems to automate processes and gain efficiencies, operational incidents are unpredictable and can arise from numerous sources, not all of which are fully within Citi’s control. These include, among others, operational or execution failures or deficiencies by third parties and third parties that provide products or services to Citi (e.g., cloud service providers), including such third parties’ downstream service providers, other market participants or those that otherwise have an ongoing partnership or business relationship with Citi; deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact internal or external reporting and decision-making; cyber or information security incidents (see the cybersecurity risk factor below); human error, such as manual transaction processing errors (e.g., erroneous payments to lenders or manual errors by traders that cause system and market disruptions or losses), which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failures of or cyber incidents involving computer servers or infrastructure, including software updates and cloud services; or other similar losses or damage to Citi’s property or assets (see also the climate change risk factor above). Additionally, Citi’s ability to effectively maintain and upgrade systems and infrastructure can become more challenging as the speed, frequency, volume, interconnectivity and complexity of transactions continue to increase.
For example, operational incidents can arise due to failures by third parties with which Citi does business, such as failures by internet, mobile technology and cloud service providers or other vendors to adequately follow procedures or processes, safeguard their systems or prevent system disruptions or cyberattacks. Failure by Citi to develop, implement and operate a third-party risk management program commensurate with the level of risk, complexity and nature of its third-party relationships can also result in operational incidents. In addition, Citi has experienced and could experience further losses associated with manual transaction processing errors, including erroneous payments to lenders or manual errors by Citi traders that cause system and market disruptions and losses for Citi and its clients. Irrespective of the sophistication of the technology utilized by Citi, there will always be some room for human and other errors. In view of the large transactions in which Citi engages, such errors have in the past resulted, and could result, in significant losses. While Citi has change management processes in place to appropriately upgrade its operational processes and systems to ensure that any changes introduced do not adversely impact security and operational continuity, such change management can fail or be ineffective. Furthermore, when Citi introduces new products, systems or processes, new operational risks that may arise from those changes may not be identified, or adequate controls to mitigate the identified risks may not be appropriately implemented or operate as designed.
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
Citi will need to continue to increase its operational resilience, ensuring important business services and their impact tolerance time and severity scales are clearly defined. Failure to do so could expose Citi to service disruptions identified through scenario testing, leading to harms to Citi clients, market integrity, financial stability or Citi safety and soundness.
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
Citi’s computer systems, software and networks are subject to ongoing attempted cyberattacks, such as unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, phishing, malware, ransomware, computer viruses or other malicious code and other similar events. These threats can arise from external parties, including cyber criminals, cyber terrorists, hacktivists (individuals or groups using cyberattacks to promote a political or social agenda) and nation-state actors, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. For example, nation-state actors have recently targeted critical U.S. infrastructure with cyberattacks.
Citi develops its own software and relies on third-party applications and software, which are susceptible to vulnerability exploitations. Software leveraged in financial services and other industries continues to be impacted by an increasing number of zero-day vulnerabilities, thus increasing inherent cyber risk to Citi.
The increasing use of mobile and other digital banking platforms and services, cloud technologies, new and emerging technologies (such as AI) and connectivity solutions to facilitate remote working for Citi’s employees all increase Citi’s exposure to cybersecurity risks. Citi is also susceptible to cyberattacks given, among other things, its size and scale, high-profile brand, global footprint and prominent role in the financial system, as well as the ongoing wind-down of its businesses in Russia (see the emerging markets risk factor and “Managing Global Risk—Other Risks—Country Risk—Russia” below). Additionally, Citi continues to operate in multiple jurisdictions in the midst of geopolitical unrest or uncertainties, including the Russia–Ukraine war and the conflicts in the Middle East, which could expose Citi to heightened risk of insider threat, cyber threats from nation-state actors, hacktivism or other cyber incidents.
Citi continues to experience increased exposure to cyberattacks through third parties, in part because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses. Third parties with which Citi does business, as well as retailers and other third parties with which Citi’s customers do business, and any such third parties’ downstream service providers, also pose cybersecurity risks, particularly where activities of customers are beyond Citi’s security and control systems. For example, Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of, or access to, Citi websites. This could lead to compromise or the potential to introduce vulnerable or malicious code, resulting in security breaches or business disruptions impacting Citi customers, employees or operations. While many of Citi’s agreements with third parties include indemnification provisions, Citi may not be able to recover sufficiently under these provisions, or at all, to adequately offset any losses and other adverse impacts Citi may incur from third-party cyber incidents.
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
Despite the significant resources Citi allocates to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention systems and firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide sufficient security. Because the techniques used to initiate cyberattacks change frequently or, in some cases, are not recognized until launched or even later, Citi may be unable to implement effective preventive measures or otherwise proactively address these methods. In addition, cyber threats and cyberattack techniques change, develop and evolve rapidly, including from emerging technologies such as AI, cloud computing and quantum computing. Given the frequency and sophistication of cyberattacks, the determination of the severity and potential impact of a cyber incident may not become apparent for a substantial period of time following detection of the incident. Also, while Citi strives to implement measures to reduce the exposure resulting from outsourcing risks, such as performing security control assessments of third-party vendors and limiting third-party access to the least privileged level necessary to perform job functions, these measures cannot prevent all third-party-related cyberattacks or data breaches. In addition, the risk of insider threats may continue to be elevated in the near term due to Citi’s recent overall simplification initiatives, including streamlining its global staff functions.
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer, client or employee information; damage to Citi’s reputation with its clients, other counterparties and the market; customer dissatisfaction; and additional costs to Citi, including expenses such as repairing or replacing systems, replacing customer payment cards, credit monitoring or adding new personnel or protection technologies. Cyber incidents can also result in regulatory penalties, loss of revenues, deposit flight, exposure to litigation and regulatory action and other financial losses, including loss of funds to both Citi and its clients and customers, and disruption to Citi’s operational systems (see the operational processes and systems risk factor above).
Moreover, the increasing risk of cyber incidents has resulted in increased legislative and regulatory action on cybersecurity, including, among other things, scrutiny of firms’ cybersecurity protection processes and services, laws and regulations to enhance protection of consumers’ personal data and mandated disclosure on cybersecurity matters.
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
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including, among other items, the estimate of the ACL; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities; and the assessment of goodwill and other assets for impairment. These assumptions, judgments and estimates are inherently limited because they involve techniques, which could include the use of historical data and AI, that cannot anticipate or model every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specific impact and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not hold in times of market stress, limited liquidity or other unforeseen circumstances.
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
For example, the CECL methodology requires that Citi provide reserves for a current estimate of lifetime expected credit losses for its loan portfolios and other financial assets, as applicable, at the time those assets are originated or acquired. This estimate is adjusted each period for changes in expected lifetime credit losses. Citi’s ACL estimate is subject to judgments and depends upon its CECL models and assumptions; forecasted macroeconomic conditions, including, among other things, the U.S. unemployment rate and U.S. inflation-adjusted gross domestic product (real GDP); and the credit indicators, composition and other characteristics of Citi’s loan portfolios and other applicable financial assets. These model assumptions and forecasted macroeconomic conditions will change over time, resulting in variability in Citi’s ACL and, thus, impact its results of operations and financial condition, as well as regulatory capital due to the CECL phase-in (see the capital return risk factor above). For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 16.
Moreover, Citi has incurred losses related to its foreign operations that are reported in the CTA components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale, substantial liquidation or other deconsolidation event of any foreign operations, such as those related to Citi’s remaining divestitures or legacy businesses, would result in reclassification of any foreign CTA component of AOCI related to that foreign operation, including related hedges and taxes, into Citi’s earnings. For example, Citi could incur a significant loss on sale due to CTA losses related to any such divestitures (see the capital risk factor above and the emerging markets risk factor below). The majority of these losses would be regulatory capital neutral at the completion of the divestiture. For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 and 21.

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
Citi utilizes a broad and diversified set of risk management and other processes and strategies, including the use of models in analyzing and monitoring the various risks Citi assumes in conducting its activities. For example, Citi uses models across the Company as part of its comprehensive stress testing initiatives. Citi also relies on data to aggregate, assess and manage various risk exposures. Management of these risks and the reliability of the data are made more challenging within a large, global financial institution, such as Citi, particularly due to complex, diverse and rapidly changing financial markets and conditions in which Citi operates. Unexpected losses can result from untimely, inaccurate or incomplete processes and data. In 2020 Citigroup and Citibank entered into Consent Orders with the FRB and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management related to governance, and internal controls (see the legal and regulatory proceedings risk factor below).
In addition, Citi’s risk management and other processes, strategies and models are inherently limited because they involve techniques, including the use of historical data in many circumstances, assumptions and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates, particularly given various macroeconomic, geopolitical and other challenges and uncertainties (see the macroeconomic challenges and uncertainties risk factor above), nor can they anticipate the specifics and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not necessarily hold in times of market stress, limited liquidity or other unforeseen circumstances, or identify changes in markets or client behaviors not yet inherent in historical data.
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
Moreover, Citi’s Basel III regulatory capital models, including its credit, market and operational risk models, currently remain subject to ongoing regulatory review and approval, which may result in refinements, modifications or enhancements (required or otherwise) to these models. Citi is required to notify and obtain preapproval from both the OCC and FRB prior to implementing certain risk-weighted asset treatments, as well as certain model changes, resulting in a more challenging environment within which Citi must operate in managing its risk-weighted assets. Modifications or requirements resulting from these ongoing reviews, as well as any future changes or guidance provided by the U.S. banking regulators regarding the U.S. regulatory capital framework applicable to Citi, including, but not limited to, potential revisions to the U.S. Basel III rules (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards and Developments” above), have resulted, and could continue to result, in significant changes to Citi’s risk-weighted assets. These changes can negatively impact Citi’s capital ratios and its ability to meet its regulatory capital requirements.

CREDIT RISKS

Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Citi has credit exposures to consumer, corporate and public sector borrowers and other counterparties in the U.S. and various countries and jurisdictions globally, including end-of-period consumer loans of $393 billion and end-of-period corporate loans of $301 billion at December 31, 2024. For additional information on Citi’s corporate and consumer loan portfolios, see “Managing Global Risk—Corporate Credit” and “—Consumer Credit” below. For information on Citi’s credit and country risk, see also each respective business’s results of operations above and “Managing Global Risk—Other Risks—Country Risk” below and Notes 15 and 16.
A default by or a significant downgrade in the credit ratings of a borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Additionally, despite Citi’s target client strategy, various macroeconomic, geopolitical, market and other factors, among other things, can increase Citi’s credit risk and credit costs, particularly for vulnerable sectors, industries or countries (see the macroeconomic challenges and uncertainties and co-branding and private label credit card risk factors above and the emerging markets risk factor below). For example, a weakening of economic conditions can adversely affect borrowers’ ability to repay their obligations, as well as result in Citi being unable to liquidate the collateral it holds or forced to liquidate the collateral at prices that do not cover the full amount owed to Citi.
Citi is also a member of various central clearing counterparties and could incur financial losses as a result of defaults by other clearing members due to the requirements of clearing members to share losses. Additionally, due to the interconnectedness among financial institutions, concerns about the creditworthiness of or defaults by a financial institution could spread to other financial market participants and result in market-wide losses and disruption. For example, the failure of regional banks and other banking stresses in recent years resulted in market volatility across the financial sector.
While Citi provides reserves for expected losses for its credit exposures, as applicable, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. For additional information, see the incorrect assumptions or estimates risk factor above.
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

LIQUIDITY RISKS

Citi’s Businesses, Results of Operations and Financial Condition Could Be Negatively Impacted if It Does Not Effectively Manage Its Liquidity.
As a large, global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity, sources of funding and costs of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets; changes in fiscal and monetary policies; regulatory requirements, including changes in regulations; negative investor or counterparty perceptions of Citi’s creditworthiness; deposit outflows or unfavorable changes in deposit mix; unexpected increases in cash or collateral requirements; credit ratings; and the consequent inability to monetize available liquidity resources. In addition, Citi competes with other banks and financial institutions for both institutional and consumer deposits, which represent Citi’s most stable and lowest cost source of long-term funding. The competition for deposits has continued to increase in recent years, including as a result of quantitative tightening by central banks and fixed income alternatives for customer funds.
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
Citi’s ability to obtain funding may be impaired and its cost of funding could also increase if other market participants are seeking to access the markets at the same time or to a greater extent than expected, or if market appetite for corporate debt securities declines, as is likely to occur in a liquidity stress event or other market crisis. In such circumstances, Citi’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time or a liquid market does not exist for such assets. Additionally, unexpected changes in client needs due to idiosyncratic events or market conditions could result in greater than expected drawdowns from off-balance sheet committed facilities. A sudden drop in market liquidity could also cause a temporary or protracted dislocation of capital markets activity. In addition, clearing organizations, central banks, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral during challenging market conditions, which could further impair Citi’s liquidity. If Citi fails to effectively manage its liquidity, its businesses, results of operations and financial condition could be negatively impacted.
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

A Ratings Downgrade Could Adversely Impact Citi’s Funding and Liquidity.
The credit rating agencies, such as Fitch Ratings, Moody’s Ratings and S&P Global Ratings, continuously evaluate Citi and certain of its subsidiaries. Their ratings of Citi and its rated subsidiaries’ long-term debt and short-term obligations are based on firm-specific factors, including the financial strength of Citi and such subsidiaries, as well as factors that are not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating methodologies and assumptions, potential impact from negative actions on U.S. sovereign ratings and conditions affecting the financial services industry and markets generally.
A ratings downgrade could result from, among other factors, delays or missteps in Citi’s transformation efforts, including risk management and internal controls improvements, public statements by Citi’s management or regulators, operational risk charges, control failures, substantial failure to meet cost targets, deterioration in Citi’s funding structure or liquidity, declines in profitability, significant increases in risk appetite or material reductions in regulatory capitalization levels.
Citi and its subsidiaries may not be able to maintain their current respective ratings and outlooks. Ratings downgrades could negatively impact Citi and its rated subsidiaries’ ability to access the capital markets and other sources of funds as well as increase credit spreads and the costs of those funds. A ratings downgrade could also have a negative impact on Citi and its rated subsidiaries’ ability to obtain funding and liquidity due to reduced funding capacity and the impact from derivative triggers, which could require Citi and its rated subsidiaries to meet cash obligations and collateral requirements or permit counterparties to terminate certain contracts. In addition, a ratings downgrade could have a negative impact on other funding sources such as secured financing and other margined transactions for which there may be no explicit triggers.
Furthermore, a credit ratings downgrade could have impacts that may not be currently known to Citi or are not possible to quantify. Some of Citi’s counterparties and clients could have ratings limitations on their permissible counterparties, of which Citi may or may not be aware. Certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain market instruments, and limit or withdraw deposits placed with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank’s credit ratings, see “Managing Global Risk—Liquidity Risk—Potential Impacts of Ratings Downgrades” below.

COMPLIANCE RISKS

Significantly Heightened Regulatory Expectations and Scrutiny in the U.S. and Globally and Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes Have Increased Citi’s Compliance, Regulatory and Other Risks and Costs.
Large financial institutions, such as Citi, face significantly heightened regulatory and supervisory expectations and scrutiny in the U.S. and globally, including with respect to, among other things, governance, infrastructure, data and risk management practices and controls. These regulatory and supervisory expectations extend to employees and agents and also include, among other things, those related to customer and client protection, market practices, anti-money laundering, increasingly complex sanctions and disclosure regimes and various regulatory reporting requirements.
U.S. financial institutions also face increased expectations and scrutiny in the wake of the failures of several regional banks and other banking stresses in 2023. In addition, Citi is continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions in which it does business, which may overlap or conflict across jurisdictions, resulting in substantial compliance, regulatory and other risks and costs.
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
Moreover, over the past several years, Citi has been required to implement a large number of regulatory, supervisory and legislative changes, including new regulatory, supervisory or legislative requirements or regimes, across its businesses and functions, and these changes continue. The changes themselves may be complex and subject to interpretation, and result in changes to Citi’s businesses. In addition, the changes require continued substantial technology and other investments. In some cases, Citi’s implementation of a regulatory or legislative requirement is occurring simultaneously with changing or conflicting regulatory guidance from multiple jurisdictions (including various U.S. states) and regulators, legal challenges or legislative action to modify or repeal existing rules or enact new rules.
Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) the U.S. regulatory capital framework and requirements, which have continued to evolve (see the capital return risk factor and “Capital Resources” above); (ii) various laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws; and (iii) the EU’s Corporate Sustainability Reporting Directive, which may overlap but also diverge from climate-related disclosure requirements expected to come into effect in other jurisdictions.

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Examinations, Investigations, Consent Orders and Related Compliance Efforts and Other Inquiries That Could Result in Large Monetary Penalties, Supervisory or Enforcement Orders, Business Restrictions, Limitations on Dividends, Changes to Directors and/or Officers and Collateral Consequences Arising from Such Outcomes.
Citi’s regulators have broad powers and discretion under their prudential and supervisory authority, and have pursued active inspection and investigatory oversight. At any given time, Citi is a party to a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations. Additionally, Citi remains subject to governmental and regulatory investigations, consent orders (see discussion below) and related compliance efforts, and other inquiries. Citi could also be subject to enforcement proceedings and negative regulatory evaluation or examination findings not only because of violations of laws and regulations, but also due to failures, as determined by its regulators, to have adequate policies and procedures, or to remedy deficiencies on a timely basis (see also the capital return and resolution plan risk factors above). Citi could face further scrutiny and consequences from regulators for failing to timely resolve open regulatory issues or having repeat regulatory issues.
As previously disclosed, the 2020 FRB Consent Order and the 2020 OCC Consent Order require Citigroup and Citibank, respectively, to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements relating principally to various aspects of enterprise-wide risk management, compliance, data quality management related to governance, and internal controls. These improvements will result in continued significant investments by Citi during 2025 and beyond, as an essential part of Citi’s broader transformation efforts to enhance its risk, controls, data and finance infrastructure and compliance (see the transformation, simplification and other priorities-related risk factor above).
Additionally, on July 10, 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup, and the OCC entered into a Civil Money Penalty Consent Order with Citibank. The OCC and Citibank also entered into an Amendment to the OCC’s 2020 Consent Order (the Amendment). The FRB found that Citigroup had ongoing deficiencies related to its data quality management program and had inadequate measures for managing and controlling its data quality risks. The OCC found that Citibank had failed to make sufficient and sustainable progress toward achieving compliance with its 2020 Consent Order.
The Amendment requires Citibank to formalize a process to determine whether sufficient resources are being appropriately allocated toward achieving timely and sustainable compliance with the OCC’s 2020 Consent Order, including any requirements on which Citibank is not making sufficient and sustainable progress (such process, the Resource Review Plan). There can be no assurance that the Resource

Review Plan and other efforts by Citi to address the deficiencies and resolve the OCC and FRB Consent Orders will occur in a manner satisfactory, in both timing and sufficiency, to the FRB and OCC. (For additional information, see “Citi’s Multiyear Transformation” above.)
Although there are no restrictions on Citi’s ability to serve its clients, the OCC Consent Order requires Citibank to obtain prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions.
Moreover, the OCC Consent Order provides that the OCC has the right to assess future civil money penalties or take other supervisory and/or enforcement actions. Such actions by the OCC could include imposing business restrictions, including possible additional limitations on the declaration or payment of dividends by Citibank and changes in directors and/or senior executive officers. More generally, the OCC and/or the FRB could again take enforcement or other actions if the regulatory agency believes that Citi has not met regulatory expectations regarding compliance with the consent orders.
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
U.S. and non-U.S. regulators have been increasingly focused on the culture of financial services firms, including Citi, as well as “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third parties, that could harm clients, customers, employees or the integrity of the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto, failures to safeguard a party’s personal information or failures to identify and manage conflicts of interest.
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
Moreover, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. For example, U.S. and certain non-U.S. governmental entities have increasingly brought criminal actions against, or have sought and obtained criminal guilty pleas or deferred prosecution agreements from, financial institutions and individual employees. These types of actions by U.S. and other governments may, in the future, have significant collateral consequences for Citi, including loss of customers and business, operational loss and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi substantial reputational harm.
Additionally, many large claims—both private civil and regulatory—asserted against Citi are highly complex, slow to develop and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, Citi’s estimates of, and changes to, these accruals involve significant judgment and may be subject to significant uncertainty, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued (see the incorrect assumptions or estimates risk factor above). In addition, certain settlements are subject to court approval and may not be approved. Furthermore, regulators may be more likely to pursue investigations or proceedings against financial institutions, such as Citi, that have previously been the subject of other regulatory actions.
For further information on Citi’s legal and regulatory proceedings, see Note 30.

OTHER RISKS

Citi’s Emerging Markets Presence Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
Citi’s presence in the emerging markets subjects it to various risks. During 2024, emerging markets revenues accounted for approximately 28% of Citi’s total revenues (based, beginning in 2024, on the IMF and FFIEC classifications, which resulted in the exclusion of certain countries that Citi previously classified as emerging markets).
Emerging market risks include, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility, including devaluations and strength in the U.S. dollar; central bank interest rate and other monetary policies, including the impact of sustained high interest rates in the U.S.; unemployment, recessions or weak or slowing economic growth; elevated inflation and hyperinflation; foreign exchange controls, including an inability to access indirect foreign exchange mechanisms; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatility, including with respect to China, the Russia–Ukraine war and conflicts in the Middle East; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; the effects of potential policy and other changes resulting from the new U.S. administration, including those related to Mexico; the effects of potential policy and other changes resulting from the new Mexican administration and Congress, including judicial reforms; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; civil unrest; crime, corruption and fraud; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets; and these risks can be exacerbated in the event of a deterioration in the relationship between the U.S. and an emerging market country.
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
In the event of a loss of control of AO Citibank in Russia, Citi would be required to (i) write off its remaining nominal net investment, (ii) recognize a CTA loss of approximately $1.6 billion through earnings and (iii) recognize a loss of $0.9 billion on intercompany liabilities owed by AO Citibank to other Citi entities outside of Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve. For additional information about these risks and related potential impacts, see the operational processes and systems and cybersecurity risk factors above and “Managing Global Risk—Other Risks—Country Risk—Russia” below.

In addition, political turmoil and instability; geopolitical challenges, tensions and conflicts (including those related to China, the Russia–Ukraine war and the conflicts in the Middle East); terrorism; and other instabilities have occurred in various regions and emerging market countries across the globe, which impact Citi’s businesses, results of operations and financial conditions in those countries where Citi operates and have required, and may continue to require, management time and attention and other resources, such as managing the impact of sanctions and their effect on Citi’s operations in certain emerging market countries. For additional information, see the macroeconomic challenges and uncertainties risk factor above.

NET ZERO AND SUSTAINABILITY

This section summarizes Citi’s net zero commitment, sustainable operations and sustainable finance goals. For information regarding Citi’s management of climate risk, see “Managing Global Risk—Strategic Risk—Climate Risk” below.

Net Zero Emissions by 2050
As previously disclosed, Citi has committed to achieving net zero greenhouse gas (GHG) emissions associated with its financing by 2050, and net zero GHG emissions for its own operations by 2030. This commitment spans Citi’s select lending portfolios, capital markets business and operational footprint.

Citi’s Net Zero Plan:

•Implementation Strategy: Engage with and assess clients to determine transition opportunities.
•Engagement Strategy: Solicit feedback from clients, investors and other stakeholders as this work continues to evolve.
•Metrics and Targets: Calculate financed emissions metrics for each applicable carbon-intensive sector and report on progress for emissions reductions targets for 2030 and beyond.

Progress on Citi’s Net Zero Financing Commitment:

•Citi has published interim 2030 emissions targets for 10 loan portfolios: aluminum, auto manufacturing, aviation, cement, commercial real estate (North America), energy, power, shipping, steel and thermal coal mining. Three of these targets (auto manufacturing, energy and power) include facilitated emissions from capital markets activities as well.
•In 2024, Citi completed the initial assessments in the auto manufacturing and steel sectors, to complement those in the energy and power sectors concluded in 2023, to better understand their strategies and approach to the climate transition.

Citi recognizes that energy transition, energy security and economic growth are not mutually exclusive and must be addressed simultaneously. Citi works on executing its climate commitments and supports its clients in financing their transition to low-carbon business models, while also working with clients to prioritize global energy security, including for emerging markets where access to affordable energy is a top concern.

Sustainable Operations
In addition to the 2030 net zero GHG emissions commitment for its own operations, Citi measures progress against operational footprint goals, which include efforts to reduce the environmental impact of its facilities through reductions in emissions, energy usage, water consumption and waste generation. In 2024, Citi made progress toward these goals by increasing on-site solar generation, promoting initiatives on waste diversion and recycling, and employing more carbon-efficient techniques for building renovations.

Sustainable Finance
Citi’s $1 Trillion Sustainable Finance Goal, as previously disclosed, is an integrated effort across the organization to finance and facilitate $1 trillion in environmental and social finance activities with product and service offerings across multiple lines of business.

Additional Information
The “Citi Climate Report,” formerly the “Task Force on Climate-Related Financial Disclosure (TCFD) Report,” provides additional information on Citi’s continued progress to manage climate risk and its Net Zero Plan, including information on financed and facilitated emissions and 2030 interim emissions reduction targets. For additional information on Citi’s environmental and social policies and priorities, click on “Our Impact” on Citi’s website at www.citigroup.com. For information on Citi’s environmental and social governance, see Citi’s 2025 Annual Meeting Proxy Statement to be filed with the SEC in March 2025.
Citi’s climate reporting and any other environmental and social governance-related reports and information included elsewhere on Citi’s website are not incorporated by reference into, and do not form any part of, this Form 10-K.

HUMAN CAPITAL RESOURCES AND MANAGEMENT

Citi strives to deliver to its full potential by focusing on its strategic priority of attracting and retaining highly qualified and motivated employees. Citi’s vision remains—to be the preeminent banking partner for institutions with cross-border needs, a global leader in wealth management and a valued personal bank in the U.S. Citi is structured around five core interconnected businesses—Services, Markets, Banking, Wealth and USPB, a centralized client organization to strengthen how Citi delivers for clients across the Company and an international unit to oversee the local delivery of the Company’s services and products to clients in each of the markets where Citi has an on-the-ground presence to serve and support large and mid-sized companies. Citi seeks to enhance the competitive strength of its workforce through the following efforts:

•    Continuously innovating its efforts to recruit, train, develop, compensate, promote and engage employees
•    Actively seeking and listening to diverse perspectives at all levels of the organization
•    Providing compensation programs that are competitive in the market and aligned to strategic objectives

Workforce Size and Distribution
As of December 31, 2024, Citi employed approximately 229,000 people in over 90 countries. The Company’s workforce is constantly evolving and developing, benefiting from a strong mix of internal and external hiring into new and existing positions. In 2024, Citi welcomed over 24,000 new employees in addition to 39,700 roles filled by existing employees through internal mobility, including promotions. Citi also maintains connections with former employees through its alumni network, and in 2024, welcomed more than 3,400 individuals back to Citi.

The following table presents the geographic distribution of Citi’s employees by segment, component and gender:

Segment or component(1)(2) (in thousands)	North America	International(3)	Total(4)	Women	Men
Services	4	20	24	51.8%	48.2%
Markets	3	6	9	38.8	61.2
Banking	2	6	8	43.5	56.5
Wealth	5	7	12	50.9	49.1
USPB	19	2	21	64.1	35.9
All Other, including Legacy Franchises, Operations and Technology, and Global Staff Functions	53	102	155	47.6	52.4
Total	86	143	229	49.2%	50.8%

(1)    Employee distribution is based on business and region, which may not reflect where the employee physically resides.
(2)    See Note 3 for compensation by reportable segment. Compensation expense related to services provided by employees in the Corporate/Other unit within All Other is allocated to each respective reportable segment, as applicable, through non-compensation expense.
(3)    Mexico is included in International.
(4)    Part-time employees represented less than 1.0% of Citi’s global workforce.

Talent Management
Citi is committed to a workforce consisting of the best talent from the broadest pools available to drive innovation and best serve its clients, customers and communities.

Driving a Culture of Excellence and Accountability
Citi’s talent and culture initiatives focus on fostering a culture of excellence and accountability that is supported by strong risk and controls management.
Citi’s Leadership Principles of “taking ownership, delivering with pride and succeeding together” have been reinforced through a behavioral science-led campaign, Citi’s New Way, which reinforces the key working habits that support Citi’s leadership culture.
Citi’s performance management approach emphasizes the Leadership Principles through a four-pillar system, evaluating what employees deliver against financial, risk and controls, and client and franchise goals, as well as how employees deliver from a leadership perspective. The performance management and incentive compensation processes, policies and frameworks promote accountability and consistency, in particular for risk and controls.
Citi’s culture initiatives are also supported by changes in the way Citi identifies, assesses, develops and promotes talent, particularly at the most senior levels of the organization.

Workforce Development
Citi’s numerous programmatic offerings aim to reinforce its culture and values, foster understanding of compliance requirements and develop competencies required to deliver excellence to its clients. Citi encourages career growth and development by offering broad and diverse opportunities to employees, including the following:

•Providing a range of internal development and rotational programs to employees at all levels, including an extensive leadership curriculum, allowing the opportunity to build the skills needed to transition to supervisory and managerial roles. Citi’s tuition assistance program further enables employees in North America to pursue their educational goals.
•Continuing to focus on internal talent development and aims to provide employees with career growth opportunities. There was a total of 39,700 mobility opportunities filled in 2024. These opportunities are particularly important as Citi focuses on providing career paths for its internal talent base as part of its efforts to increase organic growth within the organization.
•Continuing to encourage all employees to create developmental plans and consider the competencies and skills they need to develop in order to achieve their career aspirations. In 2023, Citi launched a “Development 365” campaign that drove significant increases in the number of employees across Citi who had developmental plans and conversations with their managers.
Pay Transparency and Pay Equity
In addition, Citi has continued its effort to support its global workforce, including taking actions with respect to pay equity.
Citi values pay transparency and has taken significant action to provide managers and other employees with greater clarity about Citi’s compensation philosophy. Citi has introduced market-based salary structures and bonus opportunity guidelines in various countries worldwide, and posts salary ranges on all external U.S. job postings, which aligns with strategic objectives of pay equity and transparency.
In addition, Citi has focused on measuring and addressing pay equity within the organization.
Citi’s annual pay equity analysis for 2024 determined that on an adjusted basis, global gender and U.S. racial pay gaps are in each case less than 1%. The adjusted pay gap is a true measure of pay equity, or “like for like,” that compares the compensation of women to men and U.S. minorities to non-minorities when adjusting for factors such as job function, title/level and geography.

Benefits and Well-being
Citi is proud to provide a wide range of benefits that support its employees’ mental, social, physical and financial well-being through various life stages and events. Such benefits contribute to Citi’s ability to attract, engage and retain employees.
Among the benefits Citi offers are mental health counseling for employees and their family members, access to onsite medical care clinics, fitness centers, subsidized gym memberships and virtual physical therapy in several locations, and leave programs, including parental and caregiver leaves in certain locations to continue to support employees and their families.
In addition, Citi was the first major U.S. bank to publicly embrace a flexible, hybrid work model, which Citi fully implemented across the organization. Most of Citi’s employees now work in hybrid roles, working remotely up to two days a week.

This page intentionally left blank.

Managing Global Risk—Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the FRB, on Citi’s Investor Relations website.
These Pillar 3 disclosures are not incorporated by reference into, and do not form any part of, this Form 10-K.

MANAGING GLOBAL RISK

Overview
For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi has established an Enterprise Risk Management (ERM) Framework to ensure that all of Citi’s risks are managed appropriately and consistently across the Company and at an aggregate, enterprise-wide level. Citi’s culture drives a strong risk and control environment, and is at the heart of the ERM Framework, underpinning the way Citi conducts business. The activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition (see below) and the key Leadership Principles that support it, as well as Citi’s risk appetite. As discussed above, Citi also continues its efforts to comply with the 2020 FRB and OCC Consent Orders and the OCC’s 2024 Consent Order Amendment, relating principally to various aspects of risk management, compliance, data quality management related to governance, and internal controls (see “Citi’s Multiyear
Transformation—FRB and OCC Consent Orders
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
As discussed in “Human Capital Resources and Management” above, Citi has designed Leadership Principles that represent the qualities, behaviors and expectations all employees must exhibit to deliver on Citi’s mission of enabling growth and economic progress. The Leadership Principles inform Citi’s ERM Framework and contribute to creating a culture that drives client, control and operational excellence. Citi employees share a common responsibility to uphold these Leadership Principles and hold themselves to the highest standards of ethics and professional behavior in dealing with Citi’s clients, business colleagues, shareholders, communities and each other.
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
•Governance—the committee structure and reporting arrangements that support the appropriate oversight of risk management activities at the Board and Executive
Management Team levels and establish Citi’s Lines of Defense model;
•Risk Management—the end-to-end risk management cycle including the identification, measurement, monitoring, controlling and reporting of all risks including top, material, growing, idiosyncratic and emerging risks, and aggregated to an enterprise-wide level; and
•Enterprise Programs—the key risk management programs performed across the risk management lifecycle for all risk categories.

Each of these pillars is underpinned by supporting capabilities covering people, infrastructure and tools that are in place to enable the execution of the ERM Framework. Controls are established to mitigate the risks associated with the execution of these pillars and supporting capabilities.
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
•Market risk (trading and non-trading): Market risk of trading portfolios is the risk of economic or trading loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as interest rates, equity and commodity prices, foreign exchange rates or credit spreads. Market risk of non-trading portfolios is the impact of adverse changes in market variables such as interest rates, foreign exchange rates, credit spreads and equity prices on Citi’s net interest income, economic value of equity or AOCI.
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
•Strategic risk is the risk of a sustained impact (not episodic impact) to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization or capital, arising from the external factors affecting the Company’s operating environment, as well as the risks associated with defining the strategy and executing the strategy, which are identified, measured and managed as part of the Strategic Risk Framework at the Enterprise Level.

Additionally, Citi categorizes and summarizes risks that span the above risk categories, such as concentration risk, country risk and climate risk.
Citi uses a lines of defense model as a key component of its ERM Framework to manage its risks. As discussed below, the lines of defense model brings together risk-taking, risk oversight and risk assurance under one umbrella and provides an avenue for risk accountability of the first line of defense, a construct for effective challenge by the second line of defense (Independent Risk Management and Independent Compliance Risk Management), and empowers independent risk assurance by the third line of defense (Internal Audit). In addition, the lines of defense model includes organizational units tasked with supporting a strong control environment (enterprise support functions). The first, second and third lines of defense, along with enterprise support functions, have distinct roles and responsibilities and are empowered to perform relevant risk management processes and responsibilities in order to manage Citi’s risks in a consistent and effective manner.

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
The first line of defense is composed of Citi’s operating segments (i.e., Services, Markets, Banking, Wealth, U.S. Personal Banking), as well as International, North America and All Other (including certain corporate functions (i.e., Chief Operating Office, Enterprise Services and Public
Affairs, Finance, Technology and Business Enablement). In addition, the first line of defense includes the front line unit activities of other organizational units. Front line units may also include lower-level enterprise support functions and/or conduct enterprise support activities—see “Enterprise Support Functions” below.

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
IRM is organized to align to businesses, risk categories, legal entities/clusters and Company-wide, cross-risk functions or processes. Each of these units reports to a member of the Risk Management Executive Council, who all report to the Citigroup CRO.

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
ICRM is aligned by business, function and geography to provide compliance risk management advice and credible challenge on day-to-day matters and strategic decision-making for key initiatives. ICRM also has program-level Enterprise Compliance units responsible for setting standards and establishing priorities for program-related compliance efforts. The CCO reports to Citi’s Chief Legal Officer and ICRM is organizationally part of the Global Legal Affairs & Compliance group. In addition, the CCO has matrix reporting into the CRO and is part of the Risk Management Executive Council.

Third Line of Defense: Internal Audit
Internal Audit is independent of the first line, second line and enterprise support functions. The role of Internal Audit is to provide independent, objective, reliable, valued and timely assurance to the Board, its Audit Committee, Citi senior management and regulators over the effectiveness of governance, risk management and controls that mitigate current and evolving risks and enhance the control culture within Citi. The Citi Chief Auditor manages Internal Audit and reports functionally to the Chair of the Citi Audit Committee and administratively to Citi’s CEO. The Citi Chief Auditor has unrestricted access to the Board and the Board Audit Committee to address risks and issues identified through Internal Audit’s activities.

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

Board and Executive Management Committees
The Board executes its responsibilities either directly or through its committees. The Board has delegated authority to the following Board standing committees to help fulfill its oversight and risk management responsibilities:
•Audit Committee: assists the Board in fulfilling its oversight responsibility relating to (i) the integrity of Citigroup’s consolidated financial statements, financial reporting process and systems of internal accounting and financial controls, (ii) the performance of the internal audit function (Internal Audit), (iii) the annual independent integrated audit of Citigroup’s consolidated financial statements and effectiveness of Citigroup’s internal control over financial reporting, the engagement of the independent registered public accounting firm (Independent Auditors) and the evaluation of the Independent Auditors’ qualifications, independence and performance, (iv) holding management accountable for the effectiveness of Citigroup’s control environment and status of corrective actions, including the timely remediation of control breaks (including, without limitation, significant compliance or operational control breaks), (v) policy standards and guidelines for risk assessment and risk management, (vi) Citigroup’s compliance with legal and regulatory requirements, including Citigroup’s disclosure controls and procedures and (vii) the fulfillment of the other responsibilities set out in the Audit Committee’s Charter.
•Compensation, Performance Management and Culture Committee: is responsible for overseeing compensation of employees of the Company and its subsidiaries and affiliates and Citi management’s sustained focus on fostering a principled culture of sound ethics, responsible conduct and accountability within the organization. The Committee regularly reviews Citi’s management resources and the performance of senior management. The Committee is responsible for determining the compensation for the Chief Executive Officer and approving the compensation of other executive officers of the Company and members of Citi’s Executive Management Team. The Committee is also responsible for approving the incentive compensation structure for other members of senior management and certain highly compensated employees (including discretionary incentive awards to covered employees as defined in applicable bank regulatory guidance), in accordance with guidelines established by the Committee from time to time. The Committee also has broad oversight over compliance with bank regulatory guidance governing Citi’s incentive compensation.
•Nomination, Governance and Public Affairs Committee: is responsible for (i) identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of stockholders, (ii) leading the Board in its annual review of the Board’s performance, (iii) recommending to the Board directors for each committee for appointment by the Board, (iv) reviewing the Company’s policies and programs that relate to public issues of significance to the

Company and the public at large and (v) reviewing the Company’s relationships with external constituencies and issues that impact the Company’s reputation, and advising management as to its approach to each.
•Risk Management Committee: assists the Board in fulfilling its responsibility with respect to (i) oversight of Citigroup’s risk management framework and risk culture, including the significant policies and practices used in managing credit, market (trading and non-trading), liquidity, strategic, operational, compliance and reputation, including those pertaining to capital management, and (ii) oversight of the performance of the Global Risk Review (GRR) credit and collateral review function. The Committee reports to the Board of Directors regarding Citigroup’s risk profile, as well as management’s adherence to its risk management framework, including the significant policies and practices employed to manage risks in Citigroup, as well as the overall adequacy of the Risk Management function.
•Technology Committee: assists the Board in fulfilling its responsibility for oversight of the Company and its subsidiaries and affiliates with respect to (i) the planning and execution of Citigroup’s technology strategy and operating plan, (ii) the development of Citi’s target state operating model and architecture, (iii) technology-based risk management, including risk management framework, risk appetite and risk exposures of the Company, including cybersecurity, (iv) resource and talent planning of the Technology function and (v) the Company’s third-party management policies, practices and standards that relate to Technology.

In addition to the above, the Board has established the following ad hoc committee:

•Transformation Oversight Committee: provides oversight of the actions of Citi’s management to develop and execute a transformation of Citi’s risk and control environment pursuant to the FRB and OCC Consent Orders (see “Citi’s Multiyear Transformation—FRB and OCC Consent Orders Compliance” above).

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
•Group Business Risk and Control Committee (GBRCC): provides governance oversight of Citi’s compliance and operational risks and is responsible for ensuring that these risks are adequately identified, monitored, reported, managed and escalated, and that appropriate action is taken.
•Group Reputation Risk Committee (GRRC): provides governance oversight for reputation risk management across Citi, while promoting the culture of risk awareness and high standards of culture and conduct.
•Group Risk Management Committee (GRMC): the primary senior executive level committee responsible for (i) overseeing the execution of Citigroup’s ERM Framework, (ii) monitoring Citi’s risk profile at an aggregate level inclusive of individual risk categories, (iii) ensuring that Citi’s risk profile remains consistent with its approved risk appetite and (iv) discussing material and emerging risks facing the Company. The Committee also provides comprehensive Group-wide coverage of credit risk, market risk (trading) and strategic risk.

In addition to the Executive Management committees listed above, management may establish ad-hoc committees in response to regulatory feedback or to manage additional activities when deemed necessary.

The figure below illustrates the reporting lines between the Board and Executive Management committees:

CREDIT RISK

Overview
Credit risk is the risk of loss resulting from the decline in credit quality of a client, customer or counterparty (or downgrade risk) or the failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations. For example, credit risk can arise from a deterioration in (i) the operating and financial performance of a borrower or (ii) a decline in the quality or value of any underlying collateral, both of which may also be impacted by adverse changes in macroeconomic, geopolitical, market and other factors. Credit risk is one of the most significant risks Citi faces as an institution (see “Risk Factors—Credit Risks” above). Credit risk arises in many of Citigroup’s business activities, including:

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
Citi’s loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment, reporting unit and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate institutional and public sector clients around the world and consumer loans to retail and small business customers.
The credit risk associated with Citi’s credit exposures is a function of the idiosyncratic creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its allowance for credit losses (ACL) process (see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below and Notes 1 and 16), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties. See Notes 15 and 16 for additional information on Citi’s credit risk management.

Loans
The table below details the average loans, by segment and/or business, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	4Q24	3Q24	4Q23
Services	$87	$87	$83
Markets	122	119	115
Banking	84	88	89
Wealth	148	150	150
USPB
Branded Cards	$113	$111	$107
Retail Services	52	51	52
Retail Banking	51	48	43
Total USPB	$216	$210	$202
All Other	$31	$33	$36
Total Citigroup loans (AVG)	$688	$687	$675
Total Citigroup loans (EOP)	$694	$689	$689

On an average basis, loans increased 2% year-over-year and were relatively unchanged sequentially. The year-over-year increase was largely due to growth in USPB, Markets and Services.
As of the fourth quarter of 2024, average loans for:

•Services increased 5% year-over-year, primarily driven by strong demand in TTS for export and agency finance, as well as working capital loans.
•Markets increased 6% year-over-year, largely driven by asset-backed securitization lending and North America residential financing in spread products.
•Banking decreased 6% year-over-year, primarily driven by regulatory capital optimization efforts.
•Wealth decreased 1%, primarily driven by regulatory capital optimization efforts.
•USPB increased 7% year-over-year, driven by growth in Retail Banking due to an increase in mortgage loans as a result of lower refinancings due to a higher interest rate environment and higher mortgage originations, as well as Branded Cards due to lower card payment rates and higher card spend volume.

End-of-period loans increased 1% year-over-year and sequentially. The year-over-year increase was largely due to growth in Branded Cards and Retail Banking in USPB, as well as growth in Markets and Services.

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

Corporate Credit Portfolio
The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	December 31, 2024				September 30, 2024				December 31, 2023
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$133	$122	$39	$294	$137	$118	$37	$292	$132	$122	$39	$293
Unfunded lending commitments (off-balance sheet)(2)	131	274	24	429	132	285	25	442	134	268	18	420
Total exposure	$264	$396	$63	$723	$269	$403	$62	$734	$266	$390	$57	$713

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentages of this portfolio across North America and the clusters within International, based on Citi’s internal management geography (see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	December 31, 2024	September 30, 2024	December 31, 2023
North America	56%	57%	56%
International	44	43	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
United Kingdom	11%	11%	10%
Japan, Asia North and Australia (JANA)	7	7	7
LATAM	6	6	8
Asia South	5	5	5
Europe	12	11	11
Middle East and Africa (MEA)	3	3	3

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2024	September 30, 2024	December 31, 2023
AAA/AA/A	49%	49%	50%
BBB	30	33	33
BB/B	19	17	16
CCC or below	2	1	1
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of December 31, 2024. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.
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
Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	December 31, 2024	September 30, 2024	December 31, 2023
Transportation and industrials	20%	20%	21%
Technology, media and telecom	12	12	12
Banks and finance companies(1)	12	11	12
Consumer retail	11	12	11
Real estate	11	10	10
Commercial	8	7	8
Residential	3	3	2
Power, chemicals, metals and mining	9	8	8
Energy and commodities	6	6	7
Health	5	5	5
Insurance	4	5	4
Public sector	4	4	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	3	3
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$144,381	$57,166	$87,215	$106,336	$32,849	$4,944	$252	$73	$19	$(7,643)
Autos(4)	50,266	23,427	26,839	40,758	8,591	909	8	3	4	(2,420)
Transportation	26,138	11,416	14,722	19,460	5,792	795	91	3	(7)	(1,165)
Industrials	67,977	22,323	45,654	46,118	18,466	3,240	153	67	22	(4,058)
Technology, media and telecom	88,797	29,534	59,263	68,615	16,776	3,217	189	68	55	(6,720)
Banks and finance companies	86,500	56,716	29,784	76,754	8,625	882	239	7	5	(560)
Consumer retail	80,871	32,212	48,659	57,425	19,579	3,676	191	30	43	(5,423)
Real estate	74,481	53,186	21,295	61,430	8,976	3,545	530	6	173	(813)
Commercial	55,810	36,200	19,610	42,960	8,782	3,545	523	6	156	(813)
Residential	18,671	16,986	1,685	18,470	194	—	7	—	17	—
Power, chemicals, metals and mining	66,669	18,504	48,165	49,383	12,653	4,416	217	35	75	(5,267)
Power	32,185	5,092	27,093	27,204	4,414	417	150	1	48	(2,406)
Chemicals	20,618	7,529	13,089	12,747	5,034	2,779	58	33	28	(2,064)
Metals and mining	13,866	5,883	7,983	9,432	3,205	1,220	9	1	(1)	(797)
Energy and commodities(5)	41,919	11,686	30,233	33,899	7,266	555	199	3	(5)	(3,153)
Health	39,028	8,537	30,491	29,579	8,018	1,411	20	19	13	(3,267)
Insurance	28,317	2,115	26,202	26,734	1,560	17	6	2	—	(4,089)
Public sector	26,022	13,209	12,813	23,344	2,308	360	10	28	7	(678)
Asset managers and funds	19,648	5,258	14,390	17,679	1,788	181	—	—	(4)	(97)
Financial markets infrastructure	17,368	181	17,187	17,238	130	—	—	—	—	(29)
Securities firms	1,876	590	1,286	1,407	468	1	—	—	—	(20)
Other industries(6)	7,213	4,733	2,480	4,979	2,099	114	21	42	16	(51)
Total	$723,090	$293,627	$429,463	$574,802	$123,095	$23,319	$1,874	$313	$397	$(37,810)

(1)    Funded excludes loans carried at fair value of $7.8 billion at December 31, 2024.
(2)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $37.8 billion of purchased credit protection, $34.8 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $22.9 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.5 billion ($10.5 billion of which was funded exposure with 100% rated investment grade) as of December 31, 2024.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of December 31, 2024, Citi’s total exposure to these energy-related entities was approximately $4.4 billion, of which approximately $2.1 billion consisted of direct outstanding funded loans.
(6)    Includes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.
Exposure to Commercial Real Estate
As of December 31, 2024 and 2023, Citi’s total credit exposure to commercial real estate (CRE) was $65 billion and $66 billion, including $6 billion and $8 billion of exposure related to office buildings, respectively. This total CRE exposure consisted of approximately $56 billion and $55 billion, respectively, related to corporate clients, included in the real estate category in the tables above and below. Total CRE exposure also includes approximately $9 billion and $11 billion, respectively, related to Wealth clients that is not in the tables as they are not considered corporate exposures.
In addition, as of December 31, 2024, approximately 78% of Citi’s total CRE exposure was rated investment grade and more than 75% was to borrowers in the U.S (compared to approximately 80% rated investment grade and more than 77% to borrowers in the U.S. as of December 31, 2023).
As of December 31, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.60%, and there were $574 million of non-accrual CRE loans. As of December 31, 2023, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.49%, and there were $759 million of non-accrual CRE loans.

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
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of December 31, 2023, Citi’s total exposure to these energy-related entities was approximately $4.9 billion, of which approximately $2.5 billion consisted of direct outstanding funded loans.
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
At December 31, 2024, September 30, 2024 and December 31, 2023, Banking had economic hedges on the corporate credit portfolio of $37.8 billion, $39.7 billion and $35.9 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2024	September 30, 2024	December 31, 2023
AAA/AA/A	44%	44%	45%
BBB	45	47	44
BB/B	10	8	10
CCC or below	1	1	1
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate Loans

In millions of dollars at December 31, 2024	Due within 1 year	Over 1 year but within 5 years	Over 5 years but within 15 years	Over 15 years	Total
Corporate loans
In North America offices(1)
Commercial and industrial	$24,848	$30,481	$2,335	$66	$57,730
Financial institutions	16,283	24,960	426	146	41,815
Mortgage and real estate(2)	8,495	3,716	4,791	1,409	18,411
Installment and other	14,699	9,664	1,044	122	25,529
Lease financing	166	69	—	—	235
Total	$64,491	$68,890	$8,596	$1,743	$143,720
In offices outside North America(1)
Commercial and industrial	$63,633	$21,369	$7,845	$9	$92,856
Financial institutions	15,808	8,985	2,333	150	27,276
Mortgage and real estate(2)	3,057	4,202	810	67	8,136
Installment and other	4,530	15,350	3,819	2,101	25,800
Lease financing	3	24	13	—	40
Governments and official institutions	885	746	1,384	615	3,630
Total	$87,916	$50,676	$16,204	$2,942	$157,738
Corporate loans, net of unearned income(3)(4)	$152,407	$119,566	$24,800	$4,685	$301,458
Loans at fixed interest rates(5)
Commercial and industrial		$4,255	$1,091	$16
Financial institutions		1,374	59	146
Mortgage and real estate(2)		1,191	4,725	1,006
Other(6)		3,169	377	122
Lease financing		77	—	—
Total		$10,066	$6,252	$1,290
Loans at floating or adjustable interest rates(4)
Commercial and industrial		$47,595	$9,089	$59
Financial institutions		32,571	2,700	150
Mortgage and real estate(2)		6,727	876	470
Other(6)		22,591	5,870	2,716
Lease financing		16	13	—
Total		$109,500	$18,548	$3,395
Total fixed/variable pricing of corporate loans with maturities due after one year, net of unearned income(3)(4)		$119,566	$24,800	$4,685

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
(3)    Corporate loans are net of unearned income of $(969) million. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)    Excludes $(72) million of unallocated portfolio-layer cumulative basis adjustments at December 31, 2024.
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

USPB provides credit cards, consumer mortgages, personal loans, small business banking and retail banking, and Wealth offers wealth management lending and other products globally that range from the affluent to ultra-high net worth customer segments through the Private Bank, Wealth at Work and Citigold. USPB’s retail banking products include a generally prime portfolio built through well-defined lending parameters within Citi’s risk appetite framework.
All Other—Legacy Franchises also provides such products in its remaining markets through Mexico Consumer and Asia Consumer (Korea, Poland and Russia).

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	4Q23	1Q24	2Q24	3Q24	4Q24
Wealth(2)(3)
Mortgages(4)	$89.9	$90.2	$92.0	$91.5	$89.0
Margin lending(5)	29.4	27.3	27.6	28.1	29.4
Personal, small business and other(6)	27.1	26.7	25.9	26.4	24.1
Cards	5.0	4.7	4.9	5.0	5.0
Total	$151.4	$148.9	$150.4	$151.0	$147.5
USPB
Branded Cards	$111.1	$108.0	$111.8	$112.1	$117.3
Retail Services	53.6	50.8	51.7	51.6	53.8
Retail Banking	44.4	45.6	46.2	49.4	50.6
Mortgages(4)	39.9	41.0	41.4	44.4	45.5
Personal, small business and other	4.5	4.6	4.8	5.0	5.1
Total	$209.1	$204.4	$209.7	$213.1	$221.7
All Other—Legacy Franchises
Mexico Consumer (excludes Mexico SBMM)	$18.7	$19.6	$18.2	$17.4	$17.2
Asia Consumer(7)	7.4	6.5	5.6	5.5	4.7
Legacy Holdings Assets(8)	2.6	2.4	2.2	2.2	2.0
Total	$28.7	$28.5	$26.0	$25.1	$23.9
Total consumer loans	$389.2	$381.8	$386.1	$389.2	$393.1

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $98.0 billion, $99.8 billion, $100.9 billion, $100.0 billion and $101.6 billion of loans in North America as of December 31, 2024, September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 15.
(3)Consists of $49.5 billion, $51.2 billion, $49.5 billion, $48.9 billion and $49.8 billion of loans outside North America as of December 31, 2024, September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023, respectively.
(4)See Note 15 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(5)At December 31, 2024, includes approximately $24 billion of classifiably managed loans fully collateralized by eligible financial assets and securities that have experienced very low historical net credit losses. Approximately 63% of the classifiably managed portion of these loans is investment grade.
(6)At December 31, 2024, includes approximately $20 billion of classifiably managed loans. Approximately 83% of these loans are fully collateralized (consisting primarily of marketable investment securities, commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses. As discussed below, approximately 83% of the classifiably managed portion of these loans is investment grade.
(7)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios—Korea, Poland and Russia—as well as China until the completion of the sales of substantially all portfolios in July 2024.
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
As of December 31, 2024, approximately 77% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, which generally drives the overall credit performance of USPB, as Branded Cards and Retail Services net credit losses represented approximately 95% of total USPB net credit losses for the fourth quarter of 2024. As of December 31, 2024, Branded Cards and Retail Services represented 69% and 31%, respectively, of EOP cards loans in USPB.
As presented in the chart above, the fourth quarter of 2024 net credit loss rate in USPB was broadly stable quarter-over-quarter. The net credit loss rate increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios, with lower FICO band customers primarily driving the increase.

Branded Cards

USPB’s Branded Cards portfolio consists of both proprietary Citi branded cards portfolios (Value, Rewards and Cash) and co-branded cards portfolios (including Costco and American Airlines). Citi’s Branded Cards portfolio benefits from a diverse combination of products. Citi’s proprietary cards provide customers with a suite of products with rewards, cash rebates and lending solutions, while co-branded cards provide significant affinity benefits through partnerships with large-scale partners across the airline, retail and telecom sectors.
As presented in the chart above, the fourth quarter of 2024 net credit loss rate in Branded Cards was broadly stable quarter-over-quarter. The net credit loss rate increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.

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
As presented in the chart above, the fourth quarter of 2024
net credit loss rate in Retail Services increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment, with lower FICO band customers primarily driving the increase.
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
As presented in the chart above, the fourth quarter of 2024 net credit loss rate in Retail Banking increased quarter-over-
quarter and year-over-year, primarily driven by consumer overdraft loans.
The 90+ days past due delinquency rate was largely unchanged quarter-over-quarter and decreased year-over-year. The decrease was primarily driven by lower delinquencies in consumer mortgages.

Wealth

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

As of December 31, 2024, approximately $43 billion, or 29%, of the portfolios were classifiably managed and primarily consisted of mortgage loans, margin loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 72% were rated investment grade. While the 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, the net credit loss rates presented were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the fourth quarter of 2024 net credit loss rate in Wealth was broadly stable quarter-over-quarter and year-over-year. The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, primarily driven by consumer mortgages. The low net credit loss and the 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer operates in Mexico through Banamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of December 31, 2024, approximately 40% of Mexico Consumer EOP loans consisted of credit card loans, which generally drives the overall credit performance of Mexico Consumer, as the cards net credit losses represented approximately 60% of total Mexico Consumer net credit losses for the fourth quarter of 2024.
As presented in the chart above, the fourth quarter of 2024 net credit loss rate and the 90+ days past due delinquency rate in Mexico Consumer increased quarter-over-quarter and year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.

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

Branded Cards

FICO distribution(1)	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
≥ 740	56%	55%	57%
660–739	33	34	33
< 660	11	11	10
Total	100%	100%	100%

Retail Services

FICO distribution(1)	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
≥ 740	36%	34%	36%
660–739	41	42	41
< 660	23	24	23
Total	100%	100%	100%

(1)Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of both Branded Cards and Retail Services portfolios was broadly stable quarter-over-quarter and year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 15 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2024	2024	2023	2022	2024	2023	2022
Wealth delinquency-managed loans(3)	$104.1	$260	$191	$186	$242	$312	$317
Ratio		0.25%	0.18%	0.19%	0.23%	0.30%	0.32%
Wealth classifiably managed loans(4)	$43.4	N/A	N/A	N/A	N/A	N/A	N/A
USPB(5)(6)
Total	$221.7	$2,871	$2,635	$1,578	$2,604	$2,563	$1,720
Ratio		1.30%	1.26%	0.84%	1.18%	1.23%	0.92%
Cards(6)
Total	171.1	2,705	2,461	1,415	2,333	2,293	1,511
Ratio		1.58%	1.49%	0.94%	1.36%	1.39%	1.00%
Branded Cards	117.3	1,383	1,194	629	1,210	1,143	693
Ratio		1.18%	1.07%	0.63%	1.03%	1.03%	0.69%
Retail Services	53.8	1,322	1,267	786	1,123	1,150	818
Ratio		2.46%	2.36%	1.56%	2.09%	2.15%	1.62%
Retail Banking(5)	50.6	166	174	163	271	270	209
Ratio		0.33%	0.40%	0.45%	0.54%	0.62%	0.57%
All Other
Total	$23.9	$341	$407	$389	$329	$384	$335
Ratio		1.44%	1.43%	1.26%	1.39%	1.35%	1.08%
Mexico Consumer	17.2	246	252	190	242	252	186
Ratio		1.43%	1.35%	1.28%	1.41%	1.35%	1.26%
Asia Consumer(7)(8)	4.7	23	51	49	27	59	70
Ratio		0.49%	0.69%	0.37%	0.57%	0.80%	0.53%
Legacy Holdings Assets (consumer)(9)	2.0	72	104	150	60	73	79
Ratio		4.00%	4.33%	5.36%	3.33%	3.04%	2.82%
Total Citigroup consumer	$393.1	$3,472	$3,233	$2,153	$3,175	$3,259	$2,372
Ratio		0.99%	0.94%	0.68%	0.91%	0.95%	0.75%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of December 31, 2024, 2023 and 2022, 72%, 85% and 96% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $69 million ($0.5 billion), $63 million ($0.5 billion) and $89 million ($0.6 billion) at December 31, 2024, 2023 and 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $66 million, $73 million and $70 million at December 31, 2024, 2023 and 2022, respectively. The EOP loans in the table include the guaranteed loans.
(6)The 90+ days past due balances for Branded Cards and Retail Services are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(7)Asia Consumer includes delinquencies and loans in Poland and Russia for all periods presented.
(8)Citi has entered into agreements to sell certain Asia Consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet, and, hence, the loans and related delinquencies and ratios are not included in this table. The most recent reclassifications commenced as follows: Taiwan and Indonesia in the first quarter of 2022; Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. See Note 2.

(9)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $66 million ($0.2 billion), $67 million ($0.2 billion) and $90 million ($0.3 billion) at December 31, 2024, 2023 and 2022, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $34 million, $36 million and $37 million at December 31, 2024, 2023 and 2022, respectively. The EOP loans in the table include the guaranteed loans.
N/A    Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2024	2024	2023	2022
Wealth	$149.4	$121	$98	$103
Ratio		0.08%	0.07%	0.07%
USPB
Total	$209.2	$7,579	$5,234	$2,918
Ratio		3.62%	2.72%	1.71%
Cards
Total	161.8	7,245	4,981	2,640
Ratio		4.48%	3.29%	1.95%
Branded Cards	110.3	4,015	2,664	1,384
Ratio		3.64%	2.62%	1.54%
Retail Services	51.5	3,230	2,317	1,256
Ratio		6.27%	4.64%	2.74%
Retail Banking	47.4	334	253	278
Ratio		0.70%	0.62%	0.79%
All Other—Legacy Franchises (managed basis)(3)
Total	$26.3	$896	$861	$746
Ratio		3.41%	2.94%	2.16%
Mexico Consumer	18.3	828	682	476
Ratio		4.52%	4.01%	3.50%
Asia Consumer (managed basis)(3)(4)(5)	5.9	67	198	316
Ratio		1.14%	2.08%	1.82%
Legacy Holdings Assets (consumer)	2.1	1	(19)	(46)
Ratio		0.05%	(0.68)%	(1.27)%
Reconciling Items(3)		$7	$(6)	$(156)
Total Citigroup	$384.9	$8,603	$6,187	$3,611
Ratio		2.24%	1.66%	1.02%

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
(5)Approximately $0 million, $25 million and $155 million in NCLs relating to certain Asia Consumer businesses classified as held-for-sale in Other assets and Other liabilities on the Consolidated Balance Sheet were recorded as a reduction in revenue (Other revenue) in 2024, 2023 and 2022, respectively. Accordingly, these NCLs are not included in this table. See footnote 3 to this table.

Loan Maturities and Fixed/Variable Pricing of Consumer Loans

Loan Maturities

In millions of dollars at December 31, 2024	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
In North America offices
Residential first mortgages	$2	$272	$2,738	$111,581	$114,593
Home equity loans	6	15	1,247	1,873	3,141
Credit cards(1)	168,789	2,270	—	—	171,059
Personal, small business and other	17,844	13,853	1,288	170	33,155
Total	$186,641	$16,410	$5,273	$113,624	$321,948
In offices outside North America
Residential mortgages	$165	$215	$3,899	$20,177	$24,456
Credit cards(1)	12,895	32	—	—	12,927
Personal, small business and other	26,932	6,440	230	393	33,995
Total	$39,992	$6,687	$4,129	$20,570	$71,378
Total Consumer	$226,633	$23,097	$9,402	$134,194	$393,326

(1)Credit card loans with maturities greater than one year represent loan modifications to borrowers experiencing financial difficulty and are at fixed interest rates.

Fixed/Variable Pricing

In millions of dollars at December 31, 2024	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
Loans at fixed interest rates
Residential first mortgages	$52	$344	$3,887	$69,660	$73,943
Home equity loans	4	11	220	203	438
Credit cards(1)	49,549	2,302	—	—	51,851
Personal, small business and other	13,370	7,769	286	141	21,566
Total	$62,975	$10,426	$4,393	$70,004	$147,798
Loans at floating or adjustable interest rates
Residential first mortgages	$115	$143	$2,750	$62,098	$65,106
Home equity loans	2	4	1,027	1,670	2,703
Credit cards(1)	132,135	—	—	—	132,135
Personal, small business and other	31,406	12,524	1,232	422	45,584
Total	$163,658	$12,671	$5,009	$64,190	$245,528
Total Consumer	$226,633	$23,097	$9,402	$134,194	$393,326

(1)Credit card loans with maturities greater than one year represent loan modifications to borrowers experiencing financial difficulty and are at fixed interest rates.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	December 31,
In millions of dollars	2024	2023	2022	2021	2020
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$114,593	$108,711	$96,039	$83,361	$83,956
Home equity loans(2)	3,141	3,592	4,580	5,745	7,890
Credit cards	171,059	164,720	150,643	133,868	130,385
Personal, small business and other	33,155	36,135	37,752	40,713	39,259
Total	$321,948	$313,158	$289,014	$263,687	$261,490
In offices outside North America(1)
Residential mortgages(2)	$24,456	$26,426	$28,114	$37,889	$42,817
Credit cards	12,927	14,233	12,955	17,808	22,692
Personal, small business and other	33,995	35,380	37,984	57,150	59,475
Total	$71,378	$76,039	$79,053	$112,847	$124,984
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$393,326	$389,197	$368,067	$376,534	$386,474
Unallocated portfolio-layer cumulative basis adjustments	$(224)	$—	$—	$—	$—
Consumer loans, net of unearned income(3)	$393,102	$389,197	$368,067	$376,534	$386,474
Corporate loans
In North America offices(1)
Commercial and industrial	$57,730	$61,008	$56,176	$48,364	$53,930
Financial institutions	41,815	39,393	43,399	49,804	39,390
Mortgage and real estate(2)	18,411	17,813	17,829	15,965	16,522
Installment and other(4)	25,529	23,335	23,767	20,143	17,362
Lease financing	235	227	308	415	673
Total	$143,720	$141,776	$141,479	$134,691	$127,877
In offices outside North America(1)
Commercial and industrial	$92,856	$93,402	$93,967	$102,735	$103,234
Financial institutions	27,276	26,143	21,931	22,158	25,111
Mortgage and real estate(2)	8,136	7,197	4,179	4,374	5,277
Installment and other(4)	25,800	27,907	23,347	22,812	24,034
Lease financing	40	48	46	40	65
Governments and official institutions	3,630	3,599	4,205	4,423	3,811
Total	$157,738	$158,296	$147,675	$156,542	$161,532
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$301,458	$300,072	$289,154	$291,233	$289,409
Unallocated portfolio-layer cumulative basis adjustments	$(72)	$93	$—	$—	$—
Corporate loans, net of unearned income(5)	$301,386	$300,165	$289,154	$291,233	$289,409
Total loans—net of unearned income	$694,488	$689,362	$657,221	$667,767	$675,883
Allowance for credit losses on loans (ACLL)	(18,574)	(18,145)	(16,974)	(16,455)	(24,956)
Total loans—net of unearned income and ACLL	$675,914	$671,217	$640,247	$651,312	$650,927
ACLL as a percentage of total loans— net of unearned income(6)	2.71%	2.66%	2.60%	2.49%	3.73%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.08%	3.97%	3.84%	3.73%	5.22%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.87%	0.93%	1.01%	0.85%	1.69%

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
(3)    Consumer loans are net of unearned income of $889 million, $802 million, $712 million, $629 million and $692 million at December 31, 2024, 2023, 2022, 2021 and 2020, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)    Installment and other includes loans to SPEs and TTS commercial cards.
(5)    Corporate loans include Mexico SBMM loans and are net of unearned income of $(969) million, $(917) million, $(797) million, $(770) million and $(787) million at December 31, 2024, 2023, 2022, 2021 and 2020, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)    Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2024	2023	2022	2021	2020
Allowance for credit losses on loans (ACLL) at beginning of year	$18,145	$16,974	$16,455	$24,956	$12,783
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	(352)	—	—	—
Financial instruments—credit losses (CECL)(2)	—	—	—	—	4,201
Variable post-charge-off third-party collection costs	—	—	—	—	(443)
Adjusted ACLL at beginning of year	$18,145	$16,622	$16,455	$24,956	$16,541
Provision for credit losses on loans (PCLL)
Consumer	$9,459	$7,665	$4,128	$(1,159)	$12,222
Corporate	267	121	617	(1,944)	3,700
Total	$9,726	$7,786	$4,745	$(3,103)	$15,922
Gross credit losses on loans
Consumer
In U.S. offices	$8,989	$6,339	$3,944	$4,076	$6,141
In offices outside the U.S.	1,212	1,214	934	2,144	2,146
Corporate
Commercial and industrial, and other
In U.S. offices	149	129	110	228	466
In offices outside the U.S.	170	119	81	259	409
Loans to financial institutions
In U.S. offices	—	4	—	1	14
In offices outside the U.S.	10	36	80	1	12
Mortgage and real estate
In U.S. offices	144	31	—	10	71
In offices outside the U.S.	20	9	7	1	4
Total	$10,694	$7,881	$5,156	$6,720	$9,263
Gross recoveries on loans
Consumer
In U.S. offices	$1,406	$1,124	$1,045	$1,215	$1,094
In offices outside the U.S.	192	242	222	496	482
Corporate
Commercial and industrial, and other
In U.S. offices	51	38	44	57	34
In offices outside the U.S.	35	37	46	54	27
Loans to financial institutions
In U.S. offices	5	—	6	2	—
In offices outside the U.S.	4	—	3	1	14
Mortgage and real estate
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	1	3	1	—	1

Total	$1,694	$1,444	$1,367	$1,825	$1,652
Net credit losses on loans (NCLs)
In U.S. offices	$7,820	$5,341	$2,959	$3,041	$5,564
In offices outside the U.S.	1,180	1,096	830	1,854	2,047
Total	$9,000	$6,437	$3,789	$4,895	$7,611
Other—net(3)(4)(5)(6)(7)(8)	$(297)	$174	$(437)	$(503)	$104
Allowance for credit losses on loans (ACLL) at end of year	$18,574	$18,145	$16,974	$16,455	$24,956
ACLL as a percentage of EOP loans(9)	2.71%	2.66%	2.60%	2.49%	3.73%
Allowance for credit losses on unfunded lending commitments (ACLUC)(10)	$1,601	$1,728	$2,151	$1,871	$2,655
Total ACLL and ACLUC	$20,175	$19,873	$19,125	$18,326	$27,611
Net consumer credit losses on loans	$8,603	$6,187	$3,611	$4,509	$6,711
As a percentage of average consumer loans	2.24%	1.66%	1.02%	1.20%	1.77%
Net corporate credit losses on loans	$397	$250	$178	$386	$900
As a percentage of average corporate loans	0.13%	0.09%	0.06%	0.13%	0.29%
ACLL by type at end of year(11)
Consumer	$16,018	$15,431	$14,119	$14,040	$20,180
Corporate	2,556	2,714	2,855	2,415	4,776
Total	$18,574	$18,145	$16,974	$16,455	$24,956

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
(4)2024 includes an approximate $300 million decrease related to FX translation, as well as an initial allowance for credit losses on newly purchased credit-deteriorated assets during the year.
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
(9)December 31, 2024, 2023, 2022, 2021 and 2020 exclude $8.0 billion, $7.6 billion, $5.4 billion, $6.1 billion and $6.9 billion, respectively, of loans that are carried at fair value.
(10)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(11)The ACLL represents management’s estimate of expected credit losses in the portfolio and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	December 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.6	$171.1	7.9%
North America mortgages(3)	0.1	117.2	0.1
North America other(3)	0.7	33.2	2.1
International cards	0.9	12.9	7.0
International other(3)	0.7	58.4	1.2
Total(1)	$16.0	$392.8	4.1%
Corporate(4)
Commercial and industrial	$1.3	$148.7	0.9%
Financial institutions	0.4	68.4	0.6
Mortgage and real estate(4)	0.7	26.4	2.7
Installment and other	0.2	50.1	0.4
Total(1)	$2.6	$293.6	0.9%
Loans at fair value(1)	N/A	$8.0	N/A
Total Citigroup	$18.6	$694.5	2.7%

	December 31, 2023
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$12.6	$164.7	7.7%
North America mortgages(3)	0.2	112.0	0.2
North America other(3)	0.7	36.2	1.9
International cards	0.9	14.2	6.3
International other(3)	1.0	61.8	1.6
Total(1)	$15.4	$388.9	4.0%
Corporate(4)
Commercial and industrial	$1.7	$151.5	1.1%
Financial institutions	0.3	65.1	0.5
Mortgage and real estate(4)	0.6	24.9	2.4
Installment and other	0.1	51.4	0.2
Total(1)	$2.7	$292.9	0.9%
Loans at fair value(1)	N/A	$7.6	N/A
Total Citigroup	$18.1	$689.4	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of December 31, 2024, the $13.6 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on 4Q24 NCLs). As of December 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.3%. As of December 31, 2023, the $12.6 billion of ACLL represented approximately 25 months of coincident net credit loss coverage (based on 4Q23 NCLs). As of December 31, 2023, Branded Cards ACLL as a percentage of EOP loans was 6.0% and Retail Services ACLL as a percentage of EOP loans was 11.1%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2024
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$57,166	$460	0.8%
Banks and finance companies	56,716	307	0.5
Real estate(2)	53,186	717	1.3
Commercial	36,200	645	1.8
Residential	16,986	72	0.4
Consumer retail	32,212	258	0.8
Technology, media and telecom	29,534	238	0.8
Power, chemicals, metals and mining	18,504	257	1.4
Public sector	13,209	47	0.4
Energy and commodities	11,686	136	1.2
Health	8,537	77	0.9
Asset managers and funds	5,258	28	0.5
Insurance	2,115	8	0.4
Securities firms	590	9	1.5
Financial markets infrastructure	181	1	0.6
Other industries(3)	4,733	13	0.3
Total(4)	$293,627	$2,556	0.9%

(1)    Funded exposure excludes loans carried at fair value of $7.8 billion that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2024, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.60%.
(3)    Includes $0.6 billion of funded exposure at December 31, 2024, primarily related to commercial credit card delinquency-managed loans.
(4)    As of December 31, 2024, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2% of funded non-investment-grade
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
•Consumer mortgage loans, other than Federal Housing Administration (FHA)–insured loans, are classified as non-accrual within 60 days of notification that the borrower has filed for bankruptcy. Uninsured consumer mortgage loans are classified as non-accrual if the loan is 90 days or more past due. In addition, home equity loans are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.
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

	December 31,
In millions of dollars	2024	2023	2022	2021	2020
Corporate non-accrual loans by region(1)(2)(3)
North America	$757	$978	$138	$510	$1,486
International	620	904	984	1,043	1,560
Total	$1,377	$1,882	$1,122	$1,553	$3,046
International NAL by cluster
United Kingdom	$190	$268	$288	$227	$422
Japan, Asia North and Australia (JANA)	22	70	50	82	118
LATAM	301	367	429	568	719
Asia South	17	35	3	26	94
Europe	58	139	117	88	193
Middle East and Africa (MEA)	32	25	97	52	14
Corporate non-accrual loans(1)(2)(3)
Banking	$498	$799	$757	$1,166	$2,595
Services	65	103	153	70	79
Markets	715	791	13	85	193
Mexico SBMM	99	189	199	232	179
Total	$1,377	$1,882	$1,122	$1,553	$3,046
Consumer non-accrual loans(1)
Wealth	$404	$288	$259	$336	$494
USPB	290	291	282	344	456
Mexico Consumer	411	479	457	524	774
Asia Consumer(4)	19	22	30	209	296
Legacy Holdings Assets (consumer)	186	235	289	413	602
Total	$1,310	$1,315	$1,317	$1,826	$2,622
Total non-accrual loans	$2,687	$3,197	$2,439	$3,379	$5,668

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
(2)Approximately 61%, 50%, 50%, 56% and 64% of Citi’s corporate non-accrual loans remain current on interest and principal payments at December 31, 2024, 2023, 2022, 2021 and 2020, respectively.
(3)The December 31, 2024 total corporate non-accrual loans represented 0.46% of total corporate loans.
(4)    Asia Consumer includes balances in Poland and Russia for all periods presented and in Bahrain for December 31, 2021 and 2020.

The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2024			December 31, 2023
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,882	$1,315	$3,197	$1,122	$1,317	$2,439
Additions	1,517	1,966	3,483	2,103	1,702	3,805
Sales and transfers to HFS	(443)	(14)	(457)	(110)	(22)	(132)
Returned to performing	(269)	(206)	(475)	(141)	(315)	(456)
Paydowns/settlements	(934)	(531)	(1,465)	(819)	(476)	(1,295)
Charge-offs	(372)	(951)	(1,323)	(264)	(851)	(1,115)
Other	(4)	(269)	(273)	(9)	(40)	(49)
Ending balance	$1,377	$1,310	$2,687	$1,882	$1,315	$3,197

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2024	2023	2022	2021	2020
OREO
North America	$9	$17	$10	$15	$19
International(1)	9	19	5	12	24
Total OREO	$18	$36	$15	$27	$43
Non-accrual assets
Corporate non-accrual loans	$1,377	$1,882	$1,122	$1,553	$3,046
Consumer non-accrual loans	1,310	1,315	1,317	1,826	2,622
Non-accrual loans (NAL)	$2,687	$3,197	$2,439	$3,379	$5,668
OREO	18	36	15	27	43
Non-accrual assets (NAA)	$2,705	$3,233	$2,454	$3,406	$5,711
NAL as a percentage of total loans	0.39%	0.46%	0.37%	0.51%	0.84%
NAA as a percentage of total assets	0.11	0.13	0.10	0.15	0.25
ACLL as a percentage of NAL(2)	691	568	696	487	440

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
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, but not limited to, those related to resolution planning (see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:

•Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and
•Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Limited and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Banamex).

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
Citi’s liquidity is managed centrally by Corporate Treasury, reported within Corporate/Other in All Other, in conjunction with regional and in-country treasurers with oversight provided by Independent Risk Management and various Asset and Liability Committees (ALCOs) at the individual entity, region, country and business levels. Pursuant to this approach, Citi’s HQLA are managed with emphasis on asset/liability management and entity-level liquidity adequacy throughout Citi.
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
As a supplement to Citigroup’s ALCO, Citi’s Funding and Liquidity Risk Committee (FLRC) is focused on funding and liquidity risk matters. The FLRC reviews and discusses the funding and liquidity risk profile of, as well as risk management practices for, Citigroup and Citibank and reports its findings and recommendations to each relevant ALCO as appropriate.

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
Available cash	$227.1	$211.6	$200.6	$7.7	$6.9	$5.6	$234.8	$218.5	$206.2
U.S. sovereign	191.2	205.0	131.6	46.8	43.2	74.3	238.0	248.2	205.9
U.S. agency/agency MBS	26.6	28.2	51.0	2.1	2.0	3.1	28.7	30.2	54.1
Foreign government debt(1)	44.2	38.1	76.0	12.6	16.2	18.0	56.8	54.3	94.0
Other investment grade	—	—	0.2	0.1	—	0.1	0.1	—	0.3
Total HQLA (AVG)	$489.1	$482.9	$459.4	$69.3	$68.3	$101.1	$558.4	$551.2	$560.5

Note: The amounts in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts applicable under the U.S. LCR rule. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act. Changes in HQLA line categories from the prior-year period were primarily driven by the reallocation of nontransferable HQLA, which did not change total average HQLA, and thus did not impact Citi’s LCR ratio.
(1)     Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, the United Kingdom, Mexico and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the fourth quarter of 2024, primarily driven by an increase in average wholesale funding.
As of December 31, 2024, Citigroup had approximately $933 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($554 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($227 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($152 billion).

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
The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
HQLA	$558.4	$551.2	$560.5
Net outflows	480.8	469.6	482.7
LCR	116%	117%	116%
HQLA in excess of net outflows	$77.6	$81.6	$77.8

Note: The amounts are presented on an average basis.

As of December 31, 2024, Citigroup’s average LCR decreased from the quarter ended September 30, 2024. The decrease was primarily driven by increased market activity and client lending within Citi’s broker-dealer subsidiaries, partially offset by the increase in average HQLA.
In addition, considering Citi’s total available liquidity resources at quarter end of $933 billion, Citi maintained approximately $452 billion of excess liquidity resources above the stressed average net outflow of approximately $481 billion, presented in the LCR table above.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
The NSFR measures the availability of an institution’s stable funding against the required stable funding in accordance with a calculation required by the rule. The ratio of available stable funding to required stable funding must be greater than 100%.
In general, an institution’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding is based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liability classes.
For the quarter ended December 31, 2024, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended December 31, 2024 and September 30, 2024, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-K).

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment securities portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. EOP cash and investments decreased 5% quarter-over-quarter, primarily driven by reductions in deposits and total long-term debt. At December 31, 2024, Citi’s EOP cash and Investment securities comprised approximately 32% of total assets:

In billions of dollars	4Q24	3Q24	4Q23
Cash and due from banks	$30	$26	$27
Deposits with banks	284	266	252
Investment securities	484	500	516
Total Citigroup cash and investment securities (AVG)	$798	$792	$795
Total Citigroup cash and investment securities (EOP)	$753	$794	$780

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	4Q24	3Q24	4Q23
Services	$839	$825	$803
TTS	704	690	681
Securities Services	135	135	122
Markets(1)	15	19	23
Banking	1	1	1
Wealth	315	316	307
USPB	86	85	105
All Other—Legacy Franchises	42	45	52
All Other—Corporate/Other(1)	22	20	29
Total Citigroup deposits (AVG)	$1,320	$1,311	$1,320
Total Citigroup deposits (EOP)	$1,284	$1,310	$1,309

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
End-of-period deposits decreased 2% year-over-year, primarily driven by declines in Legacy Franchises, reflecting the continued wind-downs, the impact of FX translation and reductions of corporate certificates of deposit in Corporate/Other. End-of-period deposits decreased 2% sequentially, primarily driven by temporary reductions at year end in Services.
On an average basis, deposits were relatively flat year-over-year and increased 1% sequentially, primarily driven by Services. In the fourth quarter of 2024, average deposits for:

•Services increased 4% year-over-year, as TTS increased 3% due to deepened client relationships and growth in operational deposits, and Securities Services increased 11% driven by AUC growth.
•USPB decreased 18% year-over-year, as the transfer of certain relationships and the associated deposits to Wealth more than offset underlying deposit growth.
•Wealth increased 3% year-over-year, largely reflecting the transfer of certain relationships and the associated deposits from USPB, partially offset by the shift in deposits to higher-yielding investments on Citi’s platform.
•All Other decreased 21% year-over-year, primarily reflecting the continued wind-downs, the impact of FX translation of deposits in Legacy Franchises and reductions of corporate certificates of deposit in Corporate/Other.

The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $820 billion) and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, nearly 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with $402 billion of USPB and Wealth deposits as of year end, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB, and across regions and products. As of year end, approximately 66% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 39% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.

Weighted-Average Maturity (WAM)
The following table presents Citigroup and its affiliates’
(including Citibank) WAM of unsecured long-term debt issued with a remaining life greater than one year:

WAM in years	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
Unsecured debt	7.3	7.5	7.5
Non-bank benchmark debt	6.9	7.0	7.0
Customer-related debt	8.7	8.6	8.6
TLAC-eligible debt	8.4	8.5	8.6

The WAM is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity where the option is not held by the issuer, the WAM is calculated based on the earliest date an option becomes exercisable.

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
Non-bank(1)
Benchmark debt:
Senior debt	$107.4	$114.0	$110.3
Subordinated debt	28.7	27.9	24.9
Trust preferred	1.6	1.6	1.6
Customer-related debt	103.3	108.8	110.1
Local country and other(2)	10.8	10.3	8.0
Total non-bank	$251.8	$262.6	$254.9
Bank
FHLB borrowings	$8.5	$11.5	$11.5
Securitizations(3)	5.1	5.4	6.7
Citibank benchmark senior debt	19.4	16.9	10.1
Local country and other(2)	2.5	2.7	3.4
Total bank	$35.5	$36.5	$31.7
Total long-term debt	$287.3	$299.1	$286.6

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)    Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2024, non-bank included $87.8 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)    Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)    Predominantly credit card securitizations, primarily backed by Branded Cards receivables.

Citi’s total long-term debt outstanding was essentially unchanged year-over-year. Sequentially, long-term debt outstanding decreased 4%, largely related to net maturities of senior benchmark debt at the bank and non-bank entities and customer-related debt issuances at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During 2024, Citi redeemed or repurchased an aggregate of $46.8 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2024		2023		2022
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$13.9	$11.7	$10.2	$—	$15.4	$27.3
Subordinated debt	1.0	4.9	1.3	3.2	0.9	—
Trust preferred	—	—	—	—	0.1	—
Customer-related debt	59.2	56.7	42.1	40.1	27.0	65.1
Local country and other	6.1	8.8	3.1	3.9	2.8	3.5
Total non-bank	$80.2	$82.1	$56.7	$47.2	$46.2	$95.9
Bank
FHLB borrowings	$7.0	$4.0	$4.3	$8.5	$5.3	$7.3
Securitizations	1.7	—	2.4	1.5	2.1	0.2
Citibank benchmark senior debt	2.7	12.0	—	7.5	0.9	—
Local country and other	1.4	1.0	1.6	1.1	2.6	1.3
Total bank	$12.8	$17.0	$8.3	$18.6	$10.9	$8.8
Total	$93.0	$99.1	$65.0	$65.8	$57.1	$104.7

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2024, as well as its aggregate expected remaining long-term debt maturities by year as of December 31, 2024:

	Maturities
In billions of dollars	2024	2025	2026	2027	2028	2029	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$13.9	$3.9	$24.3	$7.2	$16.6	$3.5	$51.9	$107.4
Subordinated debt	1.0	5.2	2.4	3.6	2.0	—	15.5	28.7
Trust preferred	—	—	—	—	—	—	1.6	1.6
Customer-related debt	59.2	20.8	12.4	13.2	7.1	9.6	40.2	103.3
Local country and other	6.1	2.0	1.0	1.0	1.0	1.3	4.5	10.8
Total non-bank	$80.2	$31.9	$40.1	$25.0	$26.7	$14.4	$113.7	$251.8
Bank
FHLB borrowings	$7.0	$6.5	$2.0	$—	$—	$—	$—	$8.5
Securitizations	1.7	0.9	—	1.9	—	0.8	1.5	5.1
Citibank benchmark senior debt	2.7	2.5	8.0	3.0	2.5	1.5	1.9	19.4
Local country and other	1.4	0.1	0.7	0.4	0.1	1.1	0.1	2.5
Total bank	$12.8	$10.0	$10.7	$5.3	$2.6	$3.4	$3.5	$35.5
Total long-term debt	$93.0	$41.9	$50.8	$30.3	$29.3	$17.8	$117.2	$287.3

Resolution Plan
Citigroup is required under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the rules promulgated by the FDIC and FRB to periodically submit a plan for Citi’s rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure. For additional information on risks related to the application of resolution plan requirements, see “Risk Factors—Strategic Risks” above. Citigroup alternates between submitting a full resolution plan and a targeted resolution plan on a biennial cycle.
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
Secured funding of $255 billion as of December 31, 2024 decreased 8% both year-over-year and sequentially, largely driven by lower financing to support trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended December 31, 2024, on an average basis, secured funding was $318 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $49 billion as of December 31, 2024 increased 29% year-over-year, reflecting higher commercial paper issuances at the broker-dealer subsidiaries, as Citi continues to diversify its funding profile, and increased 17% sequentially, driven by the commercial paper issuances and normal business activity (see Note 19 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

CREDIT RATINGS
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below presents the ratings for Citigroup and Citibank as of December 31, 2024. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holding Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of December 31, 2024.

Ratings as of December 31, 2024

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2024, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from September 30, 2024, for Citigroup Inc., and $0.1 billion, unchanged from September 30, 2024, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of December 31, 2024, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, compared to $0.2 billion as of September 30, 2024. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of December 31, 2024, Citibank had liquidity commitments of approximately $14.9 billion to consolidated asset-backed commercial paper conduits (compared to $11.0 billion at December 31, 2023) (see Note 23).

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
Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citi’s overall risk appetite. These limits are monitored by the Risk organization, including various regional, legal entity and business Risk Management committees, Citi’s country and business Asset and Liability Committees and the Citigroup Risk Management and Asset and Liability Committees. In all cases, the businesses are ultimately responsible for the market risks taken and for remaining within their defined limits.

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

Banking Book Interest Rate Risk
For interest rate risk purposes, Citi’s non-trading portfolios are referred to as the Banking Book. Management of interest rate risk in the Banking Book is governed by Citi’s Non-Trading Market Risk Policy. Citigroup’s Asset and Liability Committee (ALCO) establishes Citi’s risk appetite and related limits for interest rate risk in the Banking Book, which are subject to approval by Citigroup’s Board of Directors.
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

As part of their ongoing activities, Citi’s businesses generate interest rate-sensitive positions from their client-facing products, such as loans and deposits. Interest rate risk is transferred via Citi’s funds transfer-pricing process to Citi Corporate Treasury. Citi Corporate Treasury uses various tools to manage the total interest rate risk position within the established risk appetite and target Citi’s desired risk profile, including its investment securities portfolio, company-issued debt and interest rate derivatives.
In addition, Citi uses multiple metrics to measure its Banking Book interest rate risk. Interest Rate Exposure (IRE) is a key metric that analyzes the impact of a range of scenarios on Citi’s Banking Book net interest income versus a base case. IRE does not represent a forecast of Citi’s net interest income.
The scenarios, methodologies and assumptions used in Citi’s IRE analysis are periodically evaluated and enhanced in response to changes in the market environment, changes in Citi’s balance sheet composition, enhancements in Citi’s modeling and other factors.
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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(93)	$(227)	$(33)
All other currencies	1,068	1,388	1,219
Total net interest income	$975	$1,161	$1,186
As a percentage of average interest-earning assets	0.04%	0.05%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,111)	$(1,084)	$(829)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(13)	(14)	(12)

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

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of December 31, 2024 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.

All other currencies of $1.1 billion as of December 31, 2024 in the table above includes the impact from the following top five non-U.S. dollar currencies by absolute size: approximately $(0.2) billion from the euro, $0.2 billion from the British pound sterling, and approximately $0.1 billion each from the Chinese yuan, Swiss franc and Indian rupee. The remaining impact is spread across more than 30 additional currencies.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.0 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately six months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies in which Citi has invested capital as of December 31, 2024. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6	Scenario 7	Scenario 8
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(93)	$(302)	$240	$(182)	$(456)	$(661)	$(144)	$(1,261)
All other currencies(1)	1,068	898	171	(170)	(836)	(997)	2,107	(1,954)
Total	$975	$596	$411	$(352)	$(1,292)	$(1,658)	$1,963	$(3,215)
Estimated initial impact to AOCI (after-tax)(2)	$(1,111)	$(1,239)	$(89)	$(387)	$1,242	$880	$(2,336)	$1,388

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
(1)The Scenario 1 impact of $1,068 million consists of the following top five non-U.S. dollar currencies as of December 31, 2024 by absolute size: approximately $(0.2) billion from the euro, $0.2 billion from the British pound sterling, and approximately $0.1 billion each from the Chinese yuan, Swiss franc and Indian rupee. The remaining balance is spread across more than 30 additional currencies.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As presented in the table above, the estimated impact to Citi’s net interest income is larger in the short end compared to the long end as Citi’s Banking Book has relatively higher interest rate exposure to the short end of the yield curve. For the U.S. dollar, exposure to downward rate shocks is larger in magnitude than to upward rate shocks. This is because of the lower benefit to net interest income from Citi’s deposit base at higher rate levels, as well as the prepayment effects on mortgage loans and mortgage-backed securities.
The magnitude of the impact to AOCI is greater in the short end compared to the long end. This is because Citi’s investment portfolio and pension liabilities are more sensitive to rates at shorter- and intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI
and Capital
As of December 31, 2024, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation in the value of the euro, Mexican peso and Indian rupee.
This reduction in the TCE does not reflect any mitigating actions Citi may take, including ongoing management of its foreign currency translation exposure. TCE is used as a simplified metric to manage CET1 capital ratio volatility. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s RWA denominated in those same currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s CET1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital compared to an unanticipated parallel shock, as described above.
The effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates (versus the U.S. dollar), and the quarterly impact of these changes on Citi’s TCE and CET1 Capital ratio, are presented in the table below. See Note 21 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars	Dec. 31, 2024	Sept. 30, 2024	Dec. 31, 2023
Change in FX spot rate(1)	(6.1)%	2.5%	3.2%
Change in TCE due to FX translation, net of hedges	$(2,465)	$421	$960
As a percentage of TCE	(1.5)%	0.2%	0.6%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2024		2023		2022		Change 2024 vs. 2023		Change 2023 vs. 2022
Interest income(1)	$143,807		$133,359		$74,573		8%		79%
Interest expense(2)	89,618		78,358		25,740		14		204
Net interest income, taxable equivalent basis(1)	$54,189		$55,001		$48,833		(1)%		13%
Interest income—average rate(3)	6.36%		5.97%		3.43%		39	bps	254	bps
Interest expense—average rate	4.90		4.35		1.48		55	bps	287	bps
Net interest margin(3)(4)	2.40		2.46		2.25		(6)	bps	21	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.37%		4.58%		2.99%		(21)	bps	159	bps
10-year U.S. Treasury note—average rate	4.21		3.96		2.95		25	bps	101	bps
10-year vs. two-year spread	(16)	bps	(62)	bps	(4)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $94 million, $101 million and $165 million for 2024, 2023 and 2022, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)    The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)    Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

In millions of dollars	2024	2023	2022
Net interest income—taxable equivalent basis(1) per above	$54,189	$55,001	$48,833
Markets net interest income—taxable equivalent basis(1)	7,099	7,334	5,933
Non-Markets net interest income—taxable equivalent basis(1)	$47,090	$47,667	$42,900

(1)    Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the fourth quarter of 2024 was $13.7 billion on a reported basis and $13.8 billion on a taxable equivalent basis, a decrease of $0.1 billion from the prior-year period, primarily driven by Markets (down approximately $0.1 billion), partially offset by non-Markets (up approximately $0.04 billion). The decline in Markets net interest income was primarily driven by higher funding costs related to trading inventory in Fixed Income Markets.
The increase in non-Markets net interest income was largely due to loan growth in cards in USPB and maturing assets in Citi’s securities portfolio being reinvested at higher yields, partially offset by net investment securities losses reflecting the repositioning of the investment securities portfolio.
Citi’s net interest margin was 2.42% on a taxable equivalent basis in the fourth quarter of 2024, an increase of nine basis points from the prior quarter, largely driven by higher Markets net interest margin.
Citi’s net interest income for 2024 decreased 1%, or approximately $0.8 billion, to $54.1 billion ($54.2 billion on a taxable equivalent basis) versus the prior year. The decrease was primarily due to a decrease in non-Markets net interest income, largely driven by higher funding costs in the mortgage-backed securities portfolio in Corporate Treasury within All Other and lower revenue from Citi’s net investment in Argentina, partially offset by growth in USPB and Wealth.
In 2024, Citi’s net interest margin decreased to 2.40% on a taxable equivalent basis, compared to 2.46% in 2023, primarily driven by lower revenue from Citi’s net investment in Argentina and higher funding cost.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Assets	Average balance			Interest income			% Average rate
In millions of dollars, except rates	2024	2023	2022	2024	2023	2022	2024	2023	2022
Deposits with banks(4)	$263,236	$287,518	$262,504	$11,417	$11,238	$4,515	4.34%	3.91%	1.72%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$149,521	$171,307	$188,672	$13,492	$13,194	$3,933	9.02%	7.70%	2.08%
In offices outside the U.S.(4)	194,417	189,548	164,675	15,681	13,693	3,221	8.07	7.22	1.96
Total	$343,938	$360,855	$353,347	$29,173	$26,887	$7,154	8.48%	7.45%	2.02%
Trading account assets(6)(7)
In U.S. offices	$233,698	$187,318	$142,146	$11,103	$8,808	$4,005	4.75%	4.70%	2.82%
In offices outside the U.S.(4)	162,227	144,684	132,046	6,473	5,652	3,422	3.99	3.91	2.59
Total	$395,925	$332,002	$274,192	$17,576	$14,460	$7,427	4.44%	4.36%	2.71%
Investments
In U.S. offices
Taxable	$307,066	$335,975	$355,012	$7,952	$8,903	$5,642	2.59%	2.65%	1.59%
Exempt from U.S. income tax	11,170	11,502	11,742	441	454	424	3.95	3.95	3.61
In offices outside the U.S.(4)	184,536	164,923	150,968	10,299	8,978	5,210	5.58	5.44	3.45
Total	$502,772	$512,400	$517,722	$18,692	$18,335	$11,276	3.72%	3.58%	2.18%
Consumer loans(8)
In U.S. offices	$309,668	$293,476	$268,910	$32,684	$30,127	$23,127	10.55%	10.27%	8.60%
In offices outside the U.S.(4)	75,215	78,420	86,497	6,858	6,737	5,264	9.12	8.59	6.09
Total	$384,883	$371,896	$355,407	$39,542	$36,864	$28,391	10.27%	9.91%	7.99%
Corporate loans(8)
In U.S. offices	$137,047	$136,065	$139,906	$8,944	$7,561	$5,417	6.53%	5.56%	3.87%
In offices outside the U.S.(4)	161,294	153,111	158,008	13,682	13,507	7,528	8.48	8.82	4.76
Total	$298,341	$289,176	$297,914	$22,626	$21,068	$12,945	7.58%	7.29%	4.35%
Total loans(8)
In U.S. offices	$446,715	$429,541	$408,816	$41,628	$37,688	$28,544	9.32%	8.77%	6.98%
In offices outside the U.S.(4)	236,509	231,531	244,505	20,540	20,244	12,792	8.68	8.74	5.23
Total	$683,224	$661,072	$653,321	$62,168	$57,932	$41,336	9.10%	8.76%	6.33%
Other interest-earning assets(9)	$73,418	$81,431	$112,549	$4,781	$4,507	$2,865	6.51%	5.53%	2.55%
Total interest-earning assets	$2,262,513	$2,235,278	$2,173,635	$143,807	$133,359	$74,573	6.36%	5.97%	3.43%
Non-interest-earning assets(6)	$205,918	$206,955	$222,388
Total assets	$2,468,431	$2,442,233	$2,396,023
(1)Interest income and Net interest income include TEGU of $94 million, $101 million and $165 million for 2024, 2023 and 2022, respectively.
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
(9)Includes assets from businesses held-for-sale (see Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Liabilities	Average balance			Interest expense			% Average rate
In millions of dollars, except rates	2024	2023	2022	2024	2023	2022	2024	2023	2022
Deposits
In U.S. offices(4)	$570,048	$594,588	$572,394	$22,720	$20,602	$5,986	3.99%	3.46%	1.05%
In offices outside the U.S.(5)	546,583	536,749	516,329	17,606	15,698	5,573	3.22	2.92	1.08
Total	$1,116,631	$1,131,337	$1,088,723	$40,326	$36,300	$11,559	3.61%	3.21%	1.06%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$237,486	$168,319	$112,771	$18,130	$13,152	$2,816	7.63%	7.81%	2.50%
In offices outside the U.S.(5)	88,272	93,962	94,936	9,754	8,287	1,639	11.05	8.82	1.73
Total	$325,758	$262,281	$207,707	$27,884	$21,439	$4,455	8.56%	8.17%	2.14%
Trading account liabilities(7)(8)
In U.S. offices	$39,926	$47,394	$52,166	$1,858	$1,806	$697	4.65%	3.81%	1.34%
In offices outside the U.S.(5)	58,892	71,476	70,102	1,492	1,621	740	2.53	2.27	1.06
Total	$98,818	$118,870	$122,268	$3,350	$3,427	$1,437	3.39%	2.88%	1.18%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$81,533	$90,000	$95,054	$6,568	$6,661	$2,161	8.06%	7.40%	2.27%
In offices outside the U.S.(5)	33,751	36,061	55,133	1,135	777	327	3.36	2.15	0.59
Total	$115,284	$126,061	$150,187	$7,703	$7,438	$2,488	6.68%	5.90%	1.66%
Long-term debt(10)
In U.S. offices	$170,556	$161,650	$166,063	$10,181	$9,544	$5,625	5.97%	5.90%	3.39%
In offices outside the U.S.(5)	2,228	2,524	3,592	174	210	176	7.81	8.32	4.90
Total	$172,784	$164,174	$169,655	$10,355	$9,754	$5,801	5.99%	5.94%	3.42%
Total interest-bearing liabilities	$1,829,275	$1,802,723	$1,738,540	$89,618	$78,358	$25,740	4.90%	4.35%	1.48%
Non-interest-bearing deposits(11)	$200,319	$202,736	$244,741
Other non-interest-bearing liabilities(7)	230,757	228,887	213,135
Total liabilities	$2,260,351	$2,234,346	$2,196,416
Citigroup stockholders’ equity	$207,292	$207,207	$199,088
Noncontrolling interests	788	680	519
Total equity	$208,080	$207,887	$199,607
Total liabilities and stockholders’ equity	$2,468,431	$2,442,233	$2,396,023
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,303,259	$1,314,455	$1,272,223	$24,520	$27,222	$28,802	1.88%	2.07%	2.26%
In offices outside the U.S.(6)	959,254	920,823	901,412	29,669	27,779	20,031	3.09	3.02	2.22
Total	$2,262,513	$2,235,278	$2,173,635	$54,189	$55,001	$48,833	2.40%	2.46%	2.25%

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
(11)Includes non-interest-bearing deposits in both the U.S. and outside of the U.S.
(12)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2024 vs. 2023			2023 vs. 2022
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits with banks(3)	$(994)	$1,173	$179	$468	$6,255	$6,723
Securities borrowed and purchased under agreements to resell
In U.S. offices	$(1,800)	$2,098	$298	$(394)	$9,655	$9,261
In offices outside the U.S.(3)	359	1,629	1,988	556	9,916	10,472
Total	$(1,441)	$3,727	$2,286	$162	$19,571	$19,733
Trading account assets(4)
In U.S. offices	$2,203	$92	$2,295	$1,547	$3,256	$4,803
In offices outside the U.S.(3)	698	123	821	354	1,876	2,230
Total	$2,901	$215	$3,116	$1,901	$5,132	$7,033
Investments(1)
In U.S. offices	$(774)	$(190)	$(964)	$(334)	$3,625	$3,291
In offices outside the U.S.(3)	1,090	231	1,321	520	3,248	3,768
Total	$316	$41	$357	$186	$6,873	$7,059
Consumer loans (net of unearned income)(5)
In U.S. offices	$1,693	$864	$2,557	$2,244	$4,756	$7,000
In offices outside the U.S.(3)	(282)	403	121	(529)	2,002	1,473
Total	$1,411	$1,267	$2,678	$1,715	$6,758	$8,473
Corporate loans (net of unearned income)(5)
In U.S. offices	$55	$1,328	$1,383	$(153)	$2,297	$2,144
In offices outside the U.S.(3)	706	(531)	175	(240)	6,219	5,979
Total	$761	$797	$1,558	$(393)	$8,516	$8,123
Loans (net of unearned income)(5)
In U.S. offices	$1,748	$2,192	$3,940	$2,091	$7,053	$9,144
In offices outside the U.S.(3)	424	(128)	296	(769)	8,221	7,452
Total	$2,172	$2,064	$4,236	$1,322	$15,274	$16,596
Other interest-earning assets(6)	$(472)	$746	$274	$(969)	$2,611	$1,642
Total interest income	$2,482	$7,966	$10,448	$3,070	$55,716	$58,786

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	2024 vs. 2023			2023 vs. 2022
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits
In U.S. offices	$(878)	$2,996	$2,118	$241	$14,375	$14,616
In offices outside the U.S.(3)	292	1,616	1,908	229	9,896	10,125
Total	$(586)	$4,612	$4,026	$470	$24,271	$24,741
Securities loaned and sold under agreements to repurchase
In U.S. offices	$5,287	$(309)	$4,978	$1,942	$8,394	$10,336
In offices outside the U.S.(3)	(526)	1,993	1,467	(17)	6,665	6,648
Total	$4,761	$1,684	$6,445	$1,925	$15,059	$16,984
Trading account liabilities(4)
In U.S. offices	$(311)	$363	$52	$(69)	$1,178	$1,109
In offices outside the U.S.(3)	(305)	176	(129)	15	866	881
Total	$(616)	$539	$(77)	$(54)	$2,044	$1,990
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$(655)	$562	$(93)	$(121)	$4,621	$4,500
In offices outside the U.S.(3)	(53)	411	358	(148)	598	450
Total	$(708)	$973	$265	$(269)	$5,219	$4,950
Long-term debt
In U.S. offices	$531	$106	$637	$(153)	$4,072	$3,919
In offices outside the U.S.(3)	(24)	(12)	(36)	(63)	97	34
Total	$507	$94	$601	$(216)	$4,169	$3,953
Total interest expense	$3,358	$7,902	$11,260	$1,856	$50,762	$52,618
Net interest income	$(876)	$64	$(812)	$1,215	$4,953	$6,168

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
(5)Includes Brokerage payables.

MARKET RISK OF TRADING PORTFOLIOS
Trading portfolios include positions resulting from market-making activities, hedges of certain available-for-sale (AFS) debt securities, the CVA relating to derivative counterparties and all associated hedges, fair value option loans and hedges of the loan portfolio within capital markets origination. Management of the market risk of Citi’s trading portfolio is governed by the Mark-to-Market Risk Policy and the Markets Risk Management Committee.
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
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As presented in the chart below, Citi achieved positive trading-related revenue for 98.5% of the trading days in 2024.

Daily Trading-Related Revenue (Loss)(1)—12 Months Ended December 31, 2024
In millions of dollars

(1)     Reflects the effects of asymmetrical accounting for economic hedges of certain AFS debt securities. Specifically, the change in the fair value of hedging derivatives is included in trading-related revenue, while the offsetting change in the fair value of hedged AFS debt securities is included in AOCI and not reflected above.

Factor Sensitivities
When managing market risk for its trading portfolios, Citi uses factor sensitivities to measure the change in value of a position for a defined change in a market risk factor, such as a change in the value of a U.S. Treasury bond for a one-basis-point change in interest rates. Citi’s Global Market Risk function, within the Independent Risk Management organization, works to ensure that factor sensitivities are calculated, monitored and limited for all material risks taken in the trading portfolios.

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
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. The Monte Carlo simulation involves approximately 550,000 market factors, making use of approximately 480,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. As of December 31, 2024, Citi estimates that the conservative features of the VaR calibration contribute an approximate 24% add-on to what would be a VaR estimated under the assumption of stable and perfectly, normally distributed markets.
As presented in the table below, Citi’s average trading VaR decreased $10 million from 2023 to 2024, due to reduced volatility and changes in exposure. Citi’s average trading and credit portfolio VaR decreased $15 million, in line with the decline in average trading VaR.

Year-end and Average Trading VaR and Trading and Credit Portfolio VaR

In millions of dollars	December 31, 2024	2024 Average	December 31, 2023	2023 Average
Interest rate	$96	$95	$121	$119
Credit spread	77	67	59	69
Covariance adjustment(1)	(49)	(52)	(47)	(50)
Fully diversified interest rate and credit spread(2)	$124	$110	$133	$138
Foreign exchange	56	54	134	33
Equity	29	31	38	26
Commodity	25	22	19	31
Covariance adjustment(1)	(108)	(92)	(132)	(93)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$126	$125	$192	$135
Specific risk-only component(3)	$11	$(3)	$(6)	$(7)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$115	$128	$198	$142
Incremental impact of the credit portfolio(4)	$4	$8	$10	$13
Total trading and credit portfolio VaR	$130	$133	$202	$148

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

The table below provides the range of market factor VaRs associated with Citi’s total trading VaR, inclusive of specific risk:

	2024		2023
In millions of dollars	Low	High	Low	High
Interest rate	$62	$132	$85	$186
Credit spread	55	83	54	88
Fully diversified interest rate and credit spread	$77	$145	$105	$211
Foreign exchange	31	111	12	134
Equity	13	84	3	88
Commodity	14	32	17	47
Total trading	$82	$185	$99	$214
Total trading and credit portfolio	91	196	111	225

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	December 31, 2024
Total—all market risk factors, including general and specific risk	$126
Average—during year	$123
High—during year	182
Low—during year	82

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

The following graph presents the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VaR during 2024. During 2024, no back-testing exceptions were observed at the Citigroup level.
The difference between the 58.8% of days with buy-and-hold gains for Regulatory VaR back-testing and the 98.5% of days with trading, net interest and other revenue associated with Citi’s trading businesses, presented in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VaR and Risk Management VaR.

Regulatory Trading VaR and Associated Buy-and-Hold Profit and Loss(1)—12 Months Ended December 31, 2024
In millions of dollars

One Day 99% Regulatory VaR and Associated Buy-and-Hold Profit and Loss
75
50
25
0
-25
-50
-75
-100
-125
-150
08-Jan-24
17-Jan-24
26-Jan-24
06-Feb-24
15-Feb-24
26-Feb-24
06-Mar-24
15-Mar-24
26-Mar-24
04-Apr-24
15-Apr-24
24-Apr-24
03-May-24
14-May-24
23-May-24
03-Jun-24
12-Jun-24
21-Jun-24
02-Jul-24
11-Jul-24
22-Jul-24
31-Jul-24
09-Aug-24
20-Aug-24
29-Aug-24
09-Sept-24
18-Sept-24
27-Sept-24
08-Oct-24
17-Oct-24
28-Oct-24
06-Nov-24
15-Nov-24
26-Nov-24
05-Dec-24
16-Dec-24
26-Dec-24
Regulatory Buy-and-Hold P&L
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

OPERATIONAL RISK

Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes, human error or systems errors, or external events. As discussed further below, operational risk includes cybersecurity risk. It also includes legal risk, which is the risk of loss (including litigation costs, settlements and regulatory fines) resulting from the failure of Citi to comply with laws, regulations, prudent ethical standards and contractual obligations in any aspect of its businesses, but excludes strategic and reputation risks. Citi also recognizes the impact of operational risk on the reputation risk associated with Citi’s business activities.
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
Citi’s Independent Operational Risk Management group has established a global Operational Risk Management Framework with policies and practices for identification, measurement, monitoring, controlling and reporting operational risks and the overall operating effectiveness of the internal control environment. As part of this framework, Citi has defined its operational risk appetite and established a Manager’s Control Assessment (MCA) process for self-identification of significant operational risks, assessment of the performance of key controls and mitigation of residual risk above acceptable levels.
Each Citi operating segment must implement operational risk management processes consistent with the requirements of this framework. This includes:

•understanding and assessing the operational risks they are exposed to;
•designing, executing and testing controls that mitigate identified risks;
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
Citi has a governance structure for the oversight of operational risk exposures through Business Risk and Controls Committees (BRCCs), which are focused at the group, business or function, or geography level. BRCCs provide channels to inform and escalate to senior management about operational risk exposures, control issues and operational risk events, and allow them to take and document decisions around the mitigation, remediation or acceptance of operational risk exposures.
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
Information about businesses’ key operational risks, historical operational risk losses and the control environment is reported by each major business segment and functional area. Citi’s operational risk profile and related information is summarized and reported to senior management, as well as to the Audit and Risk Committees of Citigroup’s Board of Directors by the Head of Operational Risk Management.
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
Citi has a mature cybersecurity threat identification and management program that relies on an industry-aligned, risk-based, defense-in-depth approach, including an internal cybersecurity intelligence center, participation in industry and government information-sharing programs, vulnerability assessment and scanning tools, intrusion detection and prevention systems, security incident and event management systems, firewalls, penetration testing, adversary emulation exercises, data management (including classification, encryption at rest and in transit, and access management), multi-factor authentication requirements and other logical, physical and technical controls designed to prevent, deter, mitigate and respond to cybersecurity threats.
Citi’s cyber and information security program is supported by comprehensive governance, including policies, standards and procedures that dictate requirements and best practices around various program aspects, including, but not limited to, third-party risk management, data management, asset management, information security practices, security incident management and regulatory compliance. Citi’s Chief Information Security Organization’s risks and controls are measured against its Cybersecurity Risk Appetite Statement, which was initially approved by the Risk Management Committee of the Board of Directors and is reapproved annually by Citi’s Risk Committee, chaired by Citi’s Chief Risk Officer. Citi’s Cybersecurity Risk Appetite Statement leverages key risk indicators to establish enterprise risk tolerance and define risk management strategy with respect to cyber and information security. Further, Citi actively participates in financial industry, government and cross-sector knowledge-sharing groups to enhance individual and collective cybersecurity preparedness and resilience.

Cybersecurity Risk Management and Governance
Citi’s technology and cybersecurity risk management program is built on Citi’s three lines of defense, each of which is integrated into Citi’s overall risk management systems and processes.
Citi’s Chief Information Security Office, which is led by Citi’s Head of Foundational Services and Chief Information Security Officer (CISO), serves as the first line of defense. This office provides frontline business, operational and technical controls and capabilities to (1) protect against cybersecurity risks, and (2) respond to cyber incidents, including data breaches. Citi manages cybersecurity threats through its state-of-the-art fusion centers, which serve as central commands for monitoring and coordinating responses to cyber threats.
Citi’s Chief Information Security Organization is responsible for application and infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments (including cybersecurity risk assessments associated with Citi’s use of products and services from vendors and other third-party providers), employee awareness and training programs, and security incident management. In each case, the enterprise information security team works in coordination with a network of information security officers who are embedded within Citi’s global businesses and functions, consistent with Citi’s philosophy that all Citi stakeholders have a responsibility in managing cyber and information security risks.
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
Citi recognizes the risks associated with outsourcing services to, sharing data with, and/or technologically interacting with third parties. Citi has built a robust third-party information security risk management program that governs third-party engagements from selection, to the establishment of legal agreements that govern the relationship, to ongoing monitoring through the duration of the relationship. Third-party risk management includes reliance on contractual requirements around data and cybersecurity, vulnerability assessments, third-party information security assessments performed at intervals determined by risk level, governance to manage end-of-life and end-of-vendor-support risks, and third-party incident response protocols.

Management Governance
Citi’s Head of Technology and Business Enablement, who reports directly to Citi’s CEO, has overall responsibility for Citi’s first line of defense cyber and information security and technology programs. Citi’s Head of Technology and Business Enablement has over 30 years of experience in the financial services industry. Prior to joining Citi, he was Senior Partner at PriceWaterhouseCoopers where he oversaw the firm’s strategy and execution. For additional information, see “Corporate Information—Executive Officers” below.
Citi’s Head of Foundational Services and CISO, who reports directly to Citi’s Head of Technology and Business Enablement, has primary responsibility to assess and manage Citi’s material risks from cybersecurity threats. Citi’s CISO has decades of experience in managing cybersecurity risks from prior roles as Deutsche Bank’s Chief Security Officer, the Chief Information Officer for the Central Intelligence Agency and the Chief Information Officer for the U.S. Intelligence Community. The CISO is supported by a team of subject matter experts in security operations, network architecture, cyber and information security governance and cybersecurity operations. Citi’s Chief Information Security Office employs approximately 3,400 individuals to manage its operations.
Citi’s Chief Technology Officer (CTO) and Head of Emerging Technology and Strategic Partnerships, who also reports to Citi’s Chief Information Officer, has primary responsibility for technology policy, innovation enablement and strategy. Citi’s CTO has served in various technology roles at Citi since 2012, including most recently as Group Head of Engineering and Architecture. Prior to joining Citi, the CTO worked in equity linked technology at Bank of America Merrill Lynch.
Multiple management committees and functions also support Citi’s cyber and information security management.
The Chief Information Officer Committee (CIOC), which consists of, among others, the Head of Technology and Business Enablement, Citi’s Co-Chief Information Officers (who report to the Head of Technology and Business Enablement), the CISO, and the Head of TCCORO (who reports both to Citi’s Head of Operational Risk within the Risk organization and its Head of Global Functions Compliance within the Global Legal and Compliance organization), serves as an escalation forum for items requiring the attention of technology senior management, including approval of policies, and reports items requiring further escalation to the Technology Committee of the Board of Directors, as appropriate.
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

Board Governance
Citigroup’s Board of Directors and its committees provide oversight of senior management’s efforts to mitigate cybersecurity risk and respond to cybersecurity incidents. Citi’s Board includes members with cybersecurity expertise and experience.
Citigroup’s full Board is briefed annually on cybersecurity risks and receives updates as needed on Citi’s cyber and information security program, including changes to the threat landscape and a roadmap for progress around addressing related risks. Additionally, Citigroup’s Board participates in cybersecurity exercises to improve preparedness to address cybersecurity incidents.
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
For additional information on the Board’s oversight of cybersecurity risk management, see Citi’s upcoming 2025 Annual Meeting Proxy Statement to be filed with the SEC in March 2025.

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

Citi carries out its objectives and fulfills its responsibilities through the CRM Framework, which is composed of the following integrated key activities, to holistically manage compliance risk:

•Management of Citi’s compliance with laws, rules and regulations by identifying and analyzing changes, assessing the impact and implementing appropriate policies, processes and controls;
•Developing and providing compliance training to ensure employees are aware of and understand the key laws, rules and regulations;
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

As discussed above, Citi is working to address the FRB and OCC Consent Orders and the OCC’s 2024 Consent Order Amendment, which include improvements to Citi’s CRM Framework and its enterprise-wide application (see “Citi’s Multiyear Transformation—FRB and OCC Consent Orders Compliance” above).

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
In this context, external factors affecting Citi’s operating environment are the economic environment, geopolitical/political landscape, industry/competitive landscape, environmental, customer/client behavior, regulatory/legislative environment and trends related to investors/shareholders. Material strategic risks that Citi is monitoring include the impacts of adverse changes in inflation and interest rates in the U.S., as well as macroeconomic uncertainties driven by weak global growth, tariffs and geopolitical issues, including the Middle East conflict, the Russia–Ukraine war and U.S.–China tensions, and increased regulatory requirements. In addition to external factors affecting Citi’s operating environment, Citi also monitors risks related to the execution of its strategy, with heightened focus on delivering the transformation of its risk and control environment pursuant to the 2020 FRB and OCC Consent Orders and the 2024 Amendment to the OCC’s Consent Order.
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

Climate Risk
Climate change presents near- and long-term risks to Citi and its clients and customers, with the risks expected to increase over time. Climate risk refers to the risk of loss arising from climate change and comprises both physical risk and transition risk.
Climate risk is an overarching risk that can act as a driver of other categories of risk, such as credit risk from obligors exposed to high climate risk, strategic risks if Citi fails to consider transition risk in client selection, reputational risk from increased stakeholder concerns about financing or failing to finance high-carbon industries and operational risk from physical risks to Citi’s facilities. Citi continues to make progress toward embedding climate-related considerations into its overarching risk management approach, driven by the materiality of the financial and strategic risk considerations. For additional information on climate risk, see “Risk Factors—Strategic Risks” above.
Citi continues to develop globally consistent principles and approaches for managing climate risk across the Company through its Climate Risk Management Framework (Climate RMF). The Climate RMF provides information on the governance, roles and responsibilities, and principles to support the identification, measurement, monitoring, controlling and reporting of climate risks.
Citi continues to enhance its methodologies for quantifying how climate risks could impact the individual credit profiles of its clients across various sectors. Citi has developed and embedded sector-specific climate risk assessments in its credit underwriting process for certain sectors that have been identified as higher climate risk. Such climate risk assessments are designed to incorporate publicly available client disclosures and data from third-party providers and facilitate conversations with clients on their most material climate risks and management plans for adaptation and mitigation. These assessments help Citi to better understand its clients’ businesses and climate-related risks, and support their financial needs.
Citi also reviews factors related to climate risk associated with financed projects and clients in certain sectors under its Environmental and Social Risk Management (ESRM) Policy. Citi’s ESRM Policy describes sector approaches to certain high-carbon sectors, including thermal coal mining and power.
Furthermore, Citi participates in financial industry and regulatory initiatives that inform the measurement and assessment of potential financial risks of climate change, including scenario analysis. Citi also continues to monitor and actively engage with regulators on climate risk and sustainable finance developments.
For additional information about sustainability at Citi, see “Net Zero and Sustainability” above.

OTHER RISKS

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of December 31, 2024. (Including the U.S., Citi’s top 25 exposures by country would represent approximately 98% of Citi’s exposure to all countries as of December 31, 2024.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 43% of corporate loans presented in the table below are to U.K. domiciled counterparties (47% for unfunded commitments), with the balance of the loans predominately to counterparties domiciled in other European countries. Approximately 90% of the total U.K. funded loans and 87% of the total U.K. unfunded commitments were investment grade as of December 31, 2024.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For additional information on Citi’s country exposure, see “FFIEC—Cross-Border Claims on Third Parties and Local Country Assets” below.

In billions of dollars	Services, Markets and Banking loans	Wealth loans(1)	Legacy Franchises loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 4Q24	Total as of 3Q24	Total as of 4Q23(7)	Total as a % of Citi as of 4Q24
United Kingdom	$38.1	$4.6	$—	$2.6	$43.4	$15.1	$(4.5)	$6.7	$3.2	$109.2	$109.5	$104.8	6.2%
Mexico	9.4	0.1	23.1	0.3	6.7	8.4	(3.4)	19.8	1.0	65.4	64.7	72.4	3.7
Ireland	15.9	—	—	0.9	44.6	0.2	(0.2)	—	0.6	62.0	56.9	51.7	3.5
Hong Kong	11.4	21.5	—	0.3	4.9	1.4	(0.5)	10.6	0.6	50.2	50.9	44.2	2.8
Singapore	12.3	17.4	—	0.3	5.8	1.2	(0.5)	5.5	0.7	42.7	43.4	43.7	2.4
India	9.1	—	—	0.3	3.5	2.5	(0.4)	8.5	1.9	25.4	26.1	22.4	1.4
Brazil	12.0	—	—	—	2.7	5.0	(0.6)	4.7	1.4	25.2	27.3	33.3	1.4
United Arab Emirates	7.2	1.5	—	0.6	5.1	0.2	(0.3)	5.3	—	19.6	17.3	17.3	1.1
South Korea	2.5	—	3.2	—	1.1	1.2	(0.5)	6.7	3.4	17.6	18.9	18.4	1.0
Canada	1.3	1.3	—	0.1	6.1	3.3	(1.4)	2.9	3.6	17.2	14.6	14.3	1.0
Poland	3.3	—	1.5	—	3.8	0.3	(0.2)	6.3	1.3	16.3	15.6	15.1	0.9
Japan	1.9	—	—	0.1	3.5	6.1	(1.7)	4.6	0.8	15.3	16.6	14.4	0.9
China	5.3	—	—	0.5	0.9	1.2	(1.1)	8.1	(0.2)	14.7	15.7	18.9	0.8
Australia	6.2	0.1	—	—	5.0	1.8	(0.8)	0.9	0.6	13.8	14.7	15.0	0.8
Jersey	2.5	2.2	—	—	6.2	—	—	—	—	10.9	12.1	11.6	0.6
Germany	0.4	—	—	0.1	6.8	6.2	(3.8)	6.7	(5.5)	10.9	10.6	21.5	0.6
Taiwan	4.2	—	—	—	0.5	0.4	(0.1)	0.8	(0.3)	5.5	5.5	4.4	0.3
Malaysia	1.5	—	—	0.1	0.8	0.1	(0.2)	2.8	0.1	5.2	5.6	5.3	0.3
Luxembourg	—	1.1	—	—	—	0.2	(0.4)	3.9	0.2	5.0	5.0	5.1	0.3
Thailand	1.0	—	—	0.1	0.5	—	—	2.6	0.6	4.8	5.1	3.7	0.3
Indonesia	1.7	—	—	—	0.4	—	(0.1)	2.2	0.6	4.8	5.1	4.5	0.3
South Africa	1.6	—	—	—	0.6	0.3	(0.2)	2.2	0.2	4.7	4.8	4.4	0.3
Czech Republic	0.9	—	—	—	0.7	1.5	—	1.3	0.1	4.5	4.5	5.2	0.3
Philippines	0.6	—	—	—	0.2	1.6	(0.5)	2.1	0.5	4.5	3.3	4.3	0.3
Spain	0.4	—	—	—	2.6	0.3	(1.2)	—	1.7	3.8	3.9	2.7	0.2
Total as a % of Citi’s total exposure													31.7%
Total as a % of Citi’s non-U.S. total exposure													91.5%

(1)    Wealth loans reflect funded corporate loans and Private Bank loans, net of unearned income. As of December 31, 2024, Private Bank loans in the table above totaled $18.6 billion, concentrated in Hong Kong ($5.9 billion), Singapore ($4.8 billion) and the U.K. ($3.8 billion).
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
(7)    As of December 31, 2023, $0.3 billion of All Other—Legacy Franchises loans were reclassified to HFS as a result of Citi’s agreement to sell its credit card portfolio in China. There were no such balances to report as of December 31, 2024 or September 30, 2024. See “All Other—Legacy Franchises” above and Note 2.

Russia

Overview
Citi previously ended nearly all of the institutional banking services it offered in Russia and ceased soliciting any new business or new clients in the country, with the remaining services only those necessary to fulfill its remaining legal and regulatory obligations, as well as support its employees.
Citi’s net investment in Russia was less than $0.1 billion as of December 31, 2024 (down from $0.2 billion at September 30, 2024). The decrease in the net investment was driven by increases in transfer risk associated with safety and soundness considerations under U.S. banking law, partially offset by an increase in interest income and custody revenue during the quarter. For more information on transfer risk reserves, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
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

The following table summarizes Citi’s and its clients’ Russia-related exposures:

In billions of U.S. dollars	December 31, 2024	September 30, 2024	December 31, 2023	Change 4Q24 vs. 3Q24
Loans	$—	$—	$0.1	$—
Investment securities(1)	0.1	0.2	0.4	(0.1)
Net MTM on derivatives/repos	—	—	0.9	—
Cash on deposit and placements(2)	1.4	1.3	0.4	0.1
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Citi exposure	$1.6	$1.6	$1.9	$—
Deposit Insurance Agency (DIA)(3)	$7.2	$5.8	$3.9	$1.4
Net MTM on derivatives/repos	—	—	0.5	—
Cash on deposit and placements(2)	0.2	1.7	0.3	(1.5)
Total clients’ exposure(4)	$7.4	$7.5	$4.7	$(0.1)
Total Citi and clients’ Russia-related exposure(5)	$9.0	$9.1	$6.6	$(0.1)

(1)    Investment securities include debt securities AFS, recorded at fair market value, primarily local government debt securities.
(2)    Cash on deposit and placements are primarily with the Central Bank of Russia. Due to sanctions restrictions, as well as Citi being unable to enter into reverse repos beginning in the third quarter of 2024, any excess liquidity is placed with the Central Bank of Russia.
(3)    Represents dividends relating to Russian securities held by Citi in its role as custodian for clients in Russia, which Citi is required by local regulation to hold at the DIA. Citi is unable to remit these funds, which are held at clients’ risk, to these clients due to restrictions imposed by the Russian government.
(4)    Clients’ exposure of $7.4 billion as of December 31, 2024, primarily consists of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA.
(5)    Citigroup’s CTA loss of $1.6 billion as of December 31, 2024 included in its AOCI related to its indirect subsidiary, AO Citibank, and $0.9 billion of intercompany liabilities owed by AO Citibank to other Citi entities outside Russia are excluded from the above table. Citi has separately described these amounts in “Deconsolidation Risk” below.

During the fourth quarter of 2024, Citi’s Russia-related exposures remained unchanged at $1.6 billion at December 31, 2024. Total clients’ exposures decreased $0.1 billion to $7.4 billion, primarily driven by depreciation of the Russian ruble, partially offset by inflows from dividends received from Russian corporations on behalf of Citi’s clients. As discussed in the table above, clients’ exposures primarily consist of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA at clients’ risk.
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

Earnings and Other Impacts on Citi’s Businesses
Services, Markets, Banking and All Other—Legacy Franchises results have been impacted by various macroeconomic factors and volatilities, including the war in Ukraine and its direct and indirect impacts on the European and global economies. For a broader discussion of the impacts of these factors and volatilities on Citi’s businesses, see “Executive Summary” and each business’s results of operations above.
As of December 31, 2024, Citigroup’s ACL included less than $0.1 billion of remaining credit reserves for Citi’s direct Russian counterparties (largely unchanged from September 30, 2024). This balance does not include the additional reserves for transfer risk associated with exposures in Russia.

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $73 million to date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $30 million in estimated charges (in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Risk Factors” above and Note 2.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” above).
As of December 31, 2024, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered. Examples of factors that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi would be required to (i) write off the net investment of less than $0.1 billion (compared to $0.2 billion as of September 30, 2024), (ii) recognize a CTA loss of approximately $1.6 billion (unchanged from September 30, 2024) through earnings and (iii) recognize a loss of $0.9 billion (a $0.2 billion increase from September 30, 2024) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve. The $1.6 billion CTA write-off through earnings under either event is expected to be largely equity neutral, since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI.

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

Reputational Risks
Citi has continued its efforts to enhance and protect its reputation with its employees, clients, customers, investors, regulators and the public. Citi’s response to the war in Ukraine, including any action or inaction, may have a negative impact on Citi’s reputation with some or all of these parties.
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

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 220 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of December 31, 2024, Citi had $1.7 billion of direct exposures related to Ukraine (an increase of $0.2 billion from September 30, 2024).

Argentina
Citi operates in Argentina through Services, Markets and Banking. As of December 31, 2024, Citi’s net investment in its Argentine operations was approximately $1.5 billion (compared to $1.3 billion at September 30, 2024). Citi uses the U.S. dollar (USD) as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary in accordance with GAAP. Citi therefore records the impact of exchange rate fluctuations on its net Argentine peso (ARS)–denominated assets directly in earnings. Citi uses Argentina’s official market exchange rate to remeasure its net ARS-denominated assets into USD. As of December 31, 2024, the official ARS exchange rate was 1,032, which devalued by 6.3% against the USD during the fourth quarter of 2024.
The increase in Citi’s net investment in Argentina in the fourth quarter of 2024 was largely due to earnings from Citi’s normal onshore operations and a reserve release, driven by a decrease in transfer risk for safety and soundness considerations under U.S. banking law. The increase was partially offset by FX translation losses on the net investment.
The Central Bank of Argentina (BCRA) continues to maintain certain capital and currency controls that generally restrict Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations. The capital and currency controls have resulted in indirect foreign exchange mechanisms that some Argentine entities may use to obtain USD, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is generally precluded from accessing these alternative mechanisms, and under U.S. GAAP, these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into USD. If Argentina’s official exchange rate further converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur additional translation losses on its net investment in Argentina. Accordingly, Citi seeks to reduce its overall ARS exposure in

Argentina while complying with local capital and currency exposure limitations.
Of the $1.5 billion net investment in Argentina as of December 31, 2024, Citi’s net ARS exposure was approximately $1.1 billion (compared to $0.9 billion as of September 30, 2024). Citi’s net ARS exposure is less than its total net investment in Argentina as a result of Citi holding approximately $175 million of USD-denominated loans as well as approximately $200 million of certain local government bonds that are USD denominated. If Citi had not invested in such instruments to reduce its ARS exposure, Citi would have recognized additional translation losses during the fourth quarter of 2024. Given current economic conditions and the local capital, currency and regulatory limitations, Citi cannot guarantee the availability or effectiveness of such mechanisms to reduce its ARS exposure in the future.
In addition to reducing the ARS exposure, Citi also seeks to economically hedge the exposure to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of December 31, 2024, Citi hedged approximately $0.4 billion of its ARS exposure through offshore hedges, including NDF derivative instruments. Citi was unable to hedge its remaining ARS exposure, given the illiquidity of the offshore NDF market. To the extent that Citi is unable to execute or renew NDF contracts in the future, Citi would record devaluations on its net ARS-denominated assets in earnings, without any benefit from a change in the fair value of such derivative positions used to economically hedge the exposure. Citi cannot predict the availability of hedging instruments in the future nor can it predict changes in foreign exchange rates and the resulting impact on earnings.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of December 31, 2024. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” above.

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

The tables below present each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2024
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$6.0	$30.2	$34.3	$18.4	$13.7	$69.6	$88.9	$28.0	$52.8	$50.6
Mexico	4.5	29.2	15.7	35.2	2.3	44.7	84.7	24.0	5.3	4.1
Cayman Islands	—	—	67.6	8.0	4.9	42.4	75.6	25.0	1.1	1.2
Japan	21.5	28.8	13.4	5.0	8.7	43.5	68.8	17.6	14.4	12.8
France	17.7	14.8	11.9	6.8	11.1	29.9	51.2	75.1	47.5	45.1
Singapore	1.3	20.0	7.5	16.7	1.7	36.8	45.5	17.3	0.4	0.3
Germany	2.9	21.4	7.6	6.7	7.8	24.3	38.6	14.1	36.7	33.8
Hong Kong	1.5	12.6	3.2	20.9	2.4	33.5	38.2	11.5	0.8	0.7
South Korea	5.4	18.5	4.0	9.5	8.2	28.1	37.3	6.2	3.5	2.6
India	2.1	17.3	5.5	11.2	5.8	27.1	36.1	3.7	0.5	0.3
Brazil	2.8	14.9	4.6	13.1	5.5	29.8	35.5	2.6	4.0	3.6
China	4.1	15.4	5.1	10.3	11.7	27.9	34.9	2.3	6.3	4.4
Canada	3.3	12.9	9.1	4.9	5.0	25.1	30.1	10.8	5.2	5.0
Netherlands	2.8	16.2	3.8	6.6	4.6	24.9	29.5	10.0	22.8	21.4
Ireland	0.1	4.1	11.7	3.6	1.5	18.3	19.4	11.1	2.6	2.4
Australia	1.3	6.0	8.7	3.3	2.6	16.0	19.2	4.8	1.6	1.5
Switzerland	1.3	9.8	1.6	5.2	2.4	16.5	17.9	8.2	13.6	12.2

	December 31, 2023
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
Cayman Islands	$—	$—	$153.3	$9.4	$5.2	$129.3	$162.7	$28.6	$1.5	$1.5
United Kingdom	5.5	23.8	43.7	19.5	11.9	59.8	92.5	29.9	63.2	62.4
Japan	29.8	29.6	19.9	8.3	16.3	61.1	87.6	12.8	14.1	11.9
Mexico	3.1	32.8	11.8	36.2	2.9	45.1	83.9	27.1	5.9	4.7
Germany	3.7	39.8	16.1	8.6	10.7	46.2	68.2	24.0	42.3	40.7
France	17.2	11.2	22.7	7.6	11.0	42.4	58.7	67.4	53.9	53.0
Singapore	1.9	18.7	8.8	17.1	1.6	38.6	46.5	17.9	0.9	0.8
Hong Kong	2.5	13.1	3.3	21.3	3.8	35.1	40.2	12.0	1.8	1.6
South Korea	5.3	17.2	4.9	12.2	7.7	30.7	39.6	9.5	5.8	4.8
Brazil	3.5	15.5	4.3	15.3	7.0	29.4	38.6	2.5	4.8	5.0
China	5.6	18.7	2.7	10.7	13.3	31.5	37.7	5.0	7.0	6.4
India	1.9	15.7	4.9	8.8	4.4	23.8	31.3	3.7	1.0	0.7
Canada	3.5	12.7	7.6	5.0	5.0	23.7	28.8	11.2	5.4	4.8
Netherlands	3.9	11.1	3.9	6.8	4.6	21.1	25.7	8.7	26.7	27.0
Australia	5.4	7.4	9.0	3.3	4.0	21.2	25.1	5.4	2.9	2.7
Ireland	0.1	3.7	14.3	3.5	2.3	20.4	21.6	7.5	2.7	2.6
Switzerland	4.9	9.2	1.1	5.2	2.6	17.3	20.4	7.9	15.6	15.0

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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of December 31, 2024 and 2023, as well as builds and releases during 2024. For information on the drivers of Citi’s ACL net build in the fourth quarter of 2024, see below. See Note 1 for additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL).

	ACL
In millions of dollars	Balance Dec. 31, 2023	Build (release)					2024 FX/Other	Balance Dec. 31, 2024	ACLL/EOP loans Dec. 31, 2024(1)
		1Q24	2Q24	3Q24	4Q24	2024
Services	$397	$34	$(100)	$7	$(71)	$(130)	$(3)	$264
Markets	820	120	(111)	37	167	213	(3)	1,030
Banking	1,376	(89)	(51)	62	(122)	(200)	(9)	1,167
Legacy Franchises corporate (Mexico SBMM and AFG)(1)(2)	121	(8)	(12)	(3)	10	(13)	(13)	95
Total corporate ACLL	$2,714	$57	$(274)	$103	$(16)	$(130)	$(28)	$2,556	0.87%
U.S. cards(3)(4)	$12,626	$326	$357	$10	$221	$914	$20	$13,560	7.93%
Retail Banking	476	11	25	31	25	92	1	569
Total USPB	$13,102	$337	$382	$41	$246	$1,006	$21	$14,129
Wealth	767	(190)	(43)	8	(11)	(236)	(2)	529
All Other consumer—managed basis(1)	1,562	(85)	11	58	102	86	(288)	1,360
Reconciling Items(1)	—	—	—	—	—	—	—	—
Total consumer ACLL	$15,431	$62	$350	$107	$337	$856	$(269)	$16,018	4.08%
Total ACLL	$18,145	$119	$76	$210	$321	$726	$(297)	$18,574	2.71%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,728	$(98)	$(8)	$105	$(118)	$(119)	$(8)	$1,601
Total ACLL and ACLUC	$19,873	$21	$68	$315	$203	$607	$(305)	$20,175
Other(5)	1,883	14	107	160	131	412	(293)	2,002
Total ACL	$21,756	$35	$175	$475	$334	$1,019	$(598)	$22,177
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
(3)    As of December 31, 2024, in USPB, Branded Cards ACLL/EOP loans was 6.4% and Retail Services ACLL/EOP loans was 11.3%.
(4)    The December 31, 2024 ACLL balance includes approximately $20 million related to an acquired portfolio, which is also reflected in the FX/Other column in this table.
(5)    Includes ACL on Other assets and Held-to-maturity debt securities. The ACL on Other assets includes ACL related to transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.
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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are the following:

•Transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to potential global recession, inflation, interest rates, commodity prices and geopolitical tensions
•Risk associated with consumer payment behavior given the elevated inflationary and interest rate environment

As of the fourth quarter of 2024, Citi’s qualitative component of the ACL decreased quarter-over-quarter. The decrease was driven by factors such as a release related to reserves for specific risks and uncertainties impacting vulnerable industries and regions.

Macroeconomic Variables
As further discussed below, Citi considers various global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the quantitative component of the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the macroeconomic variables that most significantly affect its estimate of the ACL.

The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from 4Q23 to 4Q24:

	Quarterly average
U.S. unemployment	1Q25	3Q25	1Q26	8-quarter average(1)
Citi forecast at 4Q23	4.3%	4.2%	4.2%	4.2%
Citi forecast at 1Q24	4.1	4.1	3.9	4.0
Citi forecast at 2Q24	4.1	4.1	3.9	4.1
Citi forecast at 3Q24	4.4	4.4	3.9	4.2
Citi forecast at 4Q24	4.2	4.3	4.1	4.2
(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2024	2025	2026
Citi forecast at 4Q23	1.4%	1.7%	2.1%
Citi forecast at 1Q24	2.3	1.8	2.0
Citi forecast at 2Q24	2.4	1.8	2.0
Citi forecast at 3Q24	2.6	1.8	2.0
Citi forecast at 4Q24	2.7	2.2	2.1

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of the fourth quarter of 2024, U.S. real GDP growth is expected to slow during 2025 and 2026, while the unemployment rate is expected to increase in 2025, but decline in 2026.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.4% in the second quarter of 2026. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2025 of 1.8%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied

100% weight to the downside scenario as of December 31, 2024 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.3 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of December 31, 2024.

4Q24 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the fourth quarter of 2024 was $22.2 billion, a slight increase from September 30, 2024. The net build of $0.3 billion in the quarter was primarily driven by growth in cards balances in USPB. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of December 31, 2024. See Note 16 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is largely driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL build was $0.3 billion in the fourth quarter of 2024, primarily driven by growth in U.S. cards balances. This resulted in a December 31, 2024 ACLL balance of $16.0 billion, or 4.08% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 7.93% at December 31, 2024, due to seasonal improvement, compared to 8.15% at September 30, 2024. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.11% at December 31, 2024, compared to 1.08% at September 30, 2024.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL release of less than $0.1 billion in the fourth quarter of 2024, largely driven by a release for specific risks and uncertainties impacting vulnerable industries and regions in Banking and lower transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law in Services, partially offset by a build for changes in portfolio composition in Markets. This resulted in a December 31, 2024 ACLL balance of $2.6 billion, or 0.87% of total funded corporate loans.

ACLUC
Citi had an ACLUC release of $0.1 billion in the fourth quarter of 2024, largely driven by a release for specific risks and uncertainties impacting vulnerable industries and regions. The ACLUC reserve balance, included in Other liabilities, was $1.6 billion at December 31, 2024.

ACL on Other Financial Assets
Citi had an ACL build of $0.1 billion on other financial assets carried at amortized cost for the fourth quarter of 2024, primarily due to an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law. Including FX/Other, the ACL reserve balance of $2.0 billion remained unchanged from September 30, 2024. See Note 16 for additional information.

Regulatory Capital Impact
Citi elected the modified CECL transition provision for regulatory capital purposes provided by the U.S. banking agencies’ final rule. Accordingly, the Day One regulatory capital effects resulting from the adoption of CECL, as well as the ongoing adjustments for 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021, started to be phased in on January 1, 2022 and were fully reflected in Citi’s regulatory capital as of January 1, 2025.

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
Citigroup’s activities were conducted through the reportable operating segments: Services, Markets, Banking, Wealth and USPB, with the remaining operations recorded in All Other, which includes activities not assigned to a specific operating segment as well as discontinued operations. Goodwill impairment testing is performed at the level below the operating segment (referred to as a reporting unit).
Citi performed its annual goodwill impairment test, which resulted in no impairment of any of Citi’s reporting units’ goodwill. No additional triggering events were identified and no goodwill was impaired during 2024. For each of the Company’s reporting units, fair value exceeded carrying value by at least 10%.
Citi utilizes allocated tangible common equity as a proxy for the carrying value of its reporting units for purposes of goodwill impairment testing. The allocated equity in the reporting units is determined based on the capital the business would require if it were operating as a standalone entity, incorporating sufficient capital to be in compliance with both current and expected regulatory capital requirements, including capital for specifically identified goodwill and intangible assets. The capital allocated to the reporting units is incorporated into the annual budget process, which is approved by Citigroup’s Board of Directors.

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
Citi engaged an independent valuation specialist to assist in Citi’s valuation of all the reporting units, primarily employing both the income and market approach to determine the fair value of the reporting units. The income approach utilized discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections. The market approach utilizes observable market data from comparable publicly traded companies, such as price-to-earnings or price-to-tangible book value ratios, to estimate a reporting unit’s fair value. Management uses judgment in the selection of comparable companies and includes those with the most similar business activities.
The income approach employs a capital asset pricing model in estimating the discount rate. Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of October 1, 2024. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is as global. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, as well as deterioration in economic or market conditions, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Notes 1 and 17 for additional information on goodwill, including the changes in the goodwill balance year-over-year and the segments’ goodwill balances as of December 31, 2024.

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

The Inflation Reduction Act was signed into law on August 16, 2022. The Act includes a new corporate alternative minimum tax (AMT) and a 1% excise tax on share repurchases, both effective January 1, 2023. The corporate AMT is a 15% minimum tax on financial statement income after adjusting for foreign taxes paid. Corporate AMT paid in one year is creditable against regular corporate tax liability in future years. Citi does not expect to pay material amounts of corporate AMT given its profitability and tax profile.
The 1% excise tax is a non-deductible tax on the fair market value of stock repurchased in the taxable year, reduced by the fair market value of any stock issued in the same year. See Note 11 for the 2024 impact on earnings per share related to the excise tax.

Deferred Tax Assets and Valuation Allowances (VA)
At December 31, 2024, Citi had net DTAs of $29.8 billion. In the fourth quarter of 2024, Citi’s DTAs decreased by $0.2 billion, primarily as a result of the geographic mix of earnings. On a full-year basis, Citi’s DTAs increased by $0.2 billion from $29.6 billion at December 31, 2023.
Of Citi’s total net DTAs of $29.8 billion as of December 31, 2024, $12.8 billion, primarily related to tax carry-forwards, was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are also deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter and year ended December 31, 2024, Citi had $3.0 billion of disallowed temporary difference DTAs (included in the $12.8 billion above). The remaining $17.0 billion of net DTAs as of December 31, 2024 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.
Citi’s total VA at December 31, 2024 was $4.3 billion, an increase of $0.7 billion from $3.6 billion at December 31, 2023. The increase was primarily driven by the generation of current-year FTCs in the branch basket. Citi’s VA of $4.3 billion is composed of $3.3 billion on its FTC branch basket carry-forwards, $0.6 billion on its U.S. residual DTA related to its non-U.S. branches, $0.3 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards.
As stated above with regard to the impact of non-U.S.
branches on Citi’s earnings, the level of branch pretax income, the local branch tax rate and the allocations of ODL and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. Additional ODL
was created in 2024 as a result of reduced taxable income.
Recognized FTC carry-forwards in the general basket comprised approximately $0.7 billion of Citi’s DTAs as of December 31, 2024, compared to approximately $1.2 billion as of December 31, 2023. The decrease in FTCs year-over-year was primarily due to current-year usage. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi had an ODL of approximately $9 billion at December 31, 2024, which allows Citi to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 10 for a description of the ODL.)

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
Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $29.8 billion at December 31, 2024 is more-likely-than-not, based on management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its VAs into consideration.
See Note 10 for additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2024 (including the FTCs and applicable expiration dates of the FTCs). For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above and Note 10.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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

Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2024.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations and (ii) the factors listed and described under “Risk Factors” above.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the fair value of certain Level 3 assets and liabilities measured on a recurring basis
As described in Notes 1 and 26 to the consolidated financial statements, the Company’s assets and liabilities recorded at fair value on a recurring basis were $834,645 million, net and $317,033 million, net, respectively, at December 31, 2024. The Company estimated the fair value of Level 3 assets and liabilities measured on a recurring basis ($9,194 million and $28,755 million, respectively, at December 31, 2024) utilizing various valuation techniques with one or more significant inputs or significant value drivers being unobservable including, but not limited to, complex internal valuation models, alternative pricing procedures or comparables analysis and discounted cash flows.
We identified the assessment of the measurement of fair value for certain Level 3 assets and liabilities recorded at fair value on a recurring basis as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the Level 3 fair values due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the fair value methodology, including methods, models and significant assumptions used to estimate fair value. Significant assumptions include the use of proxy information, the extrapolation and interpolation of proxy information, and the use of historic pricing information as well as certain model assumptions. The assessment also included an evaluation of the conceptual soundness and performance of the valuation models.
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

Assessment of the allowance for credit losses collectively evaluated for impairment
As described in Notes 1 and 16 to the consolidated financial statements, the Company’s total allowance for credit losses on loans, leases and unfunded lending commitments was $20,175 million as of December 31, 2024, which includes the allowance related to loans and unfunded lending commitments collectively evaluated for impairment (the collective ACLL). The expected credit losses for the quantitative component of the collective ACLL is the product of multiplying the probability of default (PD), loss given default (LGD), and exposure at default (EAD), which are determined utilizing models, for consumer and corporate loans. The PD, LGD, and EAD assumptions are determined based on three macroeconomic scenarios (base, downside and upside) multiplied by their respective scenario weights. The macroeconomic scenario weights are estimated based on a statistical model, which takes into consideration both internal and external forecasted macroeconomic variables over a reasonable and supportable period, after which mean reversion reflecting historical loss experience is used for the remaining life of the loan to estimate expected credit losses. The qualitative component considers, among other things, certain portfolio characteristics and idiosyncratic events. For consumer U.S. credit cards, the Company utilizes the payment rate approach to determine the payments needed to pay off the end-of-period balance in the estimation of the EAD. This approach incorporates payment rate curves and is used to estimate EAD. Reserves for unconditionally cancelable accounts are based on the expected life of the balance as of the evaluation date and do not include undrawn commitments that are unconditionally cancelable. In addition, the models for the delinquency-managed portfolios take into account leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, and costs to sell. The models for classifiably managed portfolios consider the credit quality as measured by risk ratings and economic factors.
We identified the assessment of the collective ACLL, specifically the quantitative component for the consumer U.S. credit cards which applies the delinquency-managed model and corporate loan portfolios which applies the classifiably managed model, and the qualitative component for the corporate portfolio as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the various components of the collective ACLL methodology, including the methods and models used to estimate the PD, LGD, and EAD and certain significant assumptions for the Company’s quantitative and qualitative components. The significant assumptions for consumer U.S. credit card loans encompass expected life as well as the reasonable and supportable forecasts for significant macroeconomic variables. The significant macroeconomic variables include U.S. unemployment (UER) and U.S. housing prices (HPI), which are utilized by the models. The significant assumptions for corporate loans encompass risk ratings, credit conversion factor for unfunded lending commitments, and reasonable and supportable forecast for significant macroeconomic variables. The significant macroeconomic variables include U.S. real gross domestic product (GDP) and UER, which are utilized by the model. The significant assumptions for the qualitative component for corporate loan portfolios include potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainty including those related to potential global recession, inflation, interest rates, commodity prices, and geopolitical tensions. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACLL estimate, including controls over the:

•approval of the collective ACLL methodologies, including the PD, LGD, and EAD
•determination of the significant assumptions used to estimate the quantitative and qualitative components of the collective ACLL
•performance monitoring of the PD, LGD, and EAD models.

We evaluated the Company’s process to develop the collective ACLL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACLL methodologies for compliance with U.S. generally accepted accounting principles
•continued assessment of the conceptual soundness and performance testing of the PD, LGD, and EAD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating judgments made by the Company relative to the performance monitoring testing of the PD, LGD, and EAD models by comparing them to relevant Company-specific metrics
•assessing the macroeconomic forecast scenarios through comparison to publicly available forecasts
•testing corporate loan risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodologies used to develop the qualitative component and their significant assumptions and the effect of that component on the collective ACLL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACLL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 1969.

New York, New York
February 21, 2025

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME     Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2024	2023	2022
Revenues
Interest income	$143,713	$133,258	$74,408
Interest expense	89,618	78,358	25,740
Net interest income	$54,095	$54,900	$48,668
Commissions and fees	$10,653	$8,905	$9,175
Principal transactions	11,653	10,948	14,159
Administration and other fiduciary fees	4,134	3,781	3,784
Realized gains on sales of investments, net	328	188	67
Impairment losses on investments:
Impairment losses on investments	(431)	(323)	(499)
(Provision) releases for credit losses on AFS debt securities(1)	1	(4)	5
Net impairment losses recognized in earnings	$(430)	$(327)	$(494)
Other revenue	$706	$67	$(21)
Total non-interest revenues	$27,044	$23,562	$26,670
Total revenues, net of interest expense	$81,139	$78,462	$75,338
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$9,726	$7,786	$4,745
Provision (release) for credit losses on HTM debt securities	50	(24)	33
Provision for credit losses on other assets	362	1,762	76
Policyholder benefits and claims	90	87	94
Provision (release) for credit losses on unfunded lending commitments	(119)	(425)	291
Total provisions for credit losses and for benefits and claims(1)	$10,109	$9,186	$5,239
Operating expenses
Compensation and benefits	$28,542	$29,232	$26,655
Technology/communication	9,035	9,106	8,587
Transactional and tax charges	3,574	3,218	2,848
Premises and equipment	2,438	2,508	2,320
Professional services	2,016	2,078	2,481
Advertising and marketing	1,113	1,393	1,556
Restructuring	259	781	—
Other operating	7,007	8,050	6,845
Total operating expenses	$53,984	$56,366	$51,292
Income from continuing operations before income taxes	$17,046	$12,910	$18,807
Provision for income taxes	4,211	3,528	3,642
Income from continuing operations	$12,835	$9,382	$15,165
Discontinued operations
Income (loss) from discontinued operations	$(2)	$(1)	$(272)
Benefit for income taxes	—	—	(41)
Income (loss) from discontinued operations, net of taxes	$(2)	$(1)	$(231)
Net income before attribution to noncontrolling interests	$12,833	$9,381	$14,934
Noncontrolling interests	151	153	89
Citigroup’s net income	$12,682	$9,228	$14,845
Basic earnings per share(2)
Income from continuing operations	$6.03	$4.07	$7.16
Income from discontinued operations, net of taxes	—	—	(0.12)
Net income	$6.03	$4.07	$7.04
Weighted-average common shares outstanding (in millions)	1,901.4	1,930.1	1,946.7

Diluted earnings per share(2)
Income from continuing operations	$5.95	$4.04	$7.11
Income (loss) from discontinued operations, net of taxes	—	—	(0.12)
Net income	$5.94	$4.04	$7.00
Adjusted weighted-average diluted common shares outstanding (in millions)	1,940.1	1,955.8	1,964.3

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS debt securities to be included in revenue. The Total provisions for credit losses and for benefits and claims excludes the provision for credit losses on AFS debt securities, which is disclosed separately above.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2024	2023	2022
Citigroup’s net income	$12,682	$9,228	$14,845
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities	$907	$2,254	$(5,384)
Debt valuation adjustment (DVA)	(412)	(1,551)	2,029
Cash flow hedges	1,186	1,116	(2,623)
Benefit plans liability adjustment	423	(295)	97
Currency translation adjustments (CTA), net of hedges	(5,162)	752	(2,471)
Excluded component of fair value hedges	(12)	(48)	55
Long-duration insurance contracts	18	7	—
Citigroup’s total other comprehensive income (loss)	$(3,052)	$2,235	$(8,297)
Citigroup’s total comprehensive income	$9,630	$11,463	$6,548
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(61)	$84	$(58)
Add: Net income (loss) attributable to noncontrolling interests	151	153	89
Total comprehensive income	$9,720	$11,700	$6,579

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2024	2023
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,782	$27,342
Deposits with banks, net of allowance	253,750	233,590
Securities borrowed and purchased under agreements to resell (including $140,855 and $206,059 as of December 31, 2024 and 2023, respectively, at fair value), net of allowance	274,062	345,700
Brokerage receivables, net of allowance	50,841	53,915
Trading account assets (including $193,291 and $197,156 pledged to creditors at December 31, 2024 and 2023, respectively)	442,747	411,756
Investments:
Available-for-sale debt securities (including $5,389 and $11,868 pledged to creditors as of December 31, 2024 and 2023, respectively)	226,876	256,936
Held-to-maturity debt securities, net of allowance (fair value of which is $224,410 and $235,001 as of December 31, 2024 and 2023, respectively) (includes $0 and $71 pledged to creditors as of December 31, 2024 and 2023, respectively)	242,382	254,247
Equity securities (including $578 and $766 as of December 31, 2024 and 2023, respectively, at fair value)	7,399	7,902
Total investments	$476,657	$519,085
Loans:
Consumer (including $281 and $313 as of December 31, 2024 and 2023, respectively, at fair value)	393,102	389,197
Corporate (including $7,759 and $7,281 as of December 31, 2024 and 2023, respectively, at fair value)	301,386	300,165
Loans, net of unearned income	$694,488	$689,362
Allowance for credit losses on loans (ACLL)	(18,574)	(18,145)
Total loans, net	$675,914	$671,217
Goodwill	19,300	20,098
Intangible assets (including MSRs of $760 and $691 as of December 31, 2024 and 2023, respectively)	4,494	4,421
Premises and equipment, net of depreciation and amortization	30,192	28,747
Other assets (including $13,703 and $12,290 as of December 31, 2024 and 2023, respectively, at fair value), net of allowance	102,206	95,963
Total assets	$2,352,945	$2,411,834

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2024	2023
Liabilities
Deposits (including $3,608 and $2,440 as of December 31, 2024 and 2023, respectively, at fair value)	$1,284,458	$1,308,681
Securities loaned and sold under agreements to repurchase (including $49,154 and $62,485 as of December 31, 2024 and 2023, respectively, at fair value)	254,755	278,107
Brokerage payables (including $5,207 and $4,321 as of December 31, 2024 and 2023, respectively, at fair value)	66,601	63,539
Trading account liabilities	133,846	155,345
Short-term borrowings (including $12,484 and $6,545 as of December 31, 2024 and 2023, respectively, at fair value)	48,505	37,457
Long-term debt (including $112,719 and $116,338 as of December 31, 2024 and 2023, respectively, at fair value)	287,300	286,619
Other liabilities, plus allowances	68,114	75,835
Total liabilities	$2,143,579	$2,205,583
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of December 31, 2024—714,000 and as of December 31, 2023—704,000, at aggregate liquidation value	$17,850	$17,600
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of December 31, 2024 —3,099,719,006 and as of December 31, 2023—3,099,691,704	31	31
Additional paid-in capital	109,117	108,955
Retained earnings	206,294	198,905
Treasury stock, at cost: December 31, 2024—1,222,647,540 shares and December 31, 2023—1,196,577,865 shares	(76,842)	(75,238)
Accumulated other comprehensive income (loss) (AOCI)	(47,852)	(44,800)
Total Citigroup stockholders’ equity	$208,598	$205,453
Noncontrolling interests	768	798
Total equity	$209,366	$206,251
Total liabilities and equity	$2,352,945	$2,411,834

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2024	2023	2022	2024	2023	2022
Preferred stock at aggregate liquidation value
Balance, beginning of year	$17,600	$18,995	$18,995	704	760	760
Issuance of new preferred stock	5,300	2,750	—	212	110	—
Redemption of preferred stock	(5,050)	(4,145)	—	(202)	(166)	—
Balance, end of year	$17,850	$17,600	$18,995	714	704	760
Common stock and additional paid-in capital (APIC)
Balance, beginning of year	$108,986	$108,489	$108,034	3,099,692	3,099,669	3,099,652
Employee benefit plans	189	452	455	27	23	17
Other	(27)	45	—	—	—	—
Balance, end of year	$109,148	$108,986	$108,489	3,099,719	3,099,692	3,099,669
Retained earnings
Balance, beginning of year	$198,905	$194,734	$184,948
Adjustments to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	290	—
Adjusted balance, beginning of year	$198,905	$195,024	$184,948
Citigroup’s net income	12,682	9,228	14,845
Common dividends(2)	(4,218)	(4,076)	(4,028)
Preferred dividends	(1,054)	(1,198)	(1,032)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(21)	(73)	1
Balance, end of year	$206,294	$198,905	$194,734
Treasury stock, at cost
Balance, beginning of year	$(75,238)	$(73,967)	$(71,240)	(1,196,578)	(1,162,683)	(1,115,297)
Employee benefit plans(3)	896	729	523	13,184	10,276	8,190
Treasury stock acquired	(2,500)	(2,000)	(3,250)	(39,254)	(44,171)	(55,576)
Balance, end of year	$(76,842)	$(75,238)	$(73,967)	(1,222,648)	(1,196,578)	(1,162,683)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(44,800)	$(47,062)	$(38,765)
Adjustment to opening balance, net of taxes(4)	—	27	—
Adjusted balance, beginning of year	$(44,800)	$(47,035)	$(38,765)
Citigroup’s total other comprehensive income	(3,052)	2,235	(8,297)
Balance, end of year	$(47,852)	$(44,800)	$(47,062)
Total Citigroup common stockholders’ equity	$190,748	$187,853	$182,194	1,877,071	1,903,114	1,936,986
Total Citigroup stockholders’ equity	$208,598	$205,453	$201,189
Noncontrolling interests
Balance, beginning of year	$798	$649	$700
Transactions between Citigroup and the noncontrolling-interest shareholders	(26)	(14)	(34)
Net income attributable to noncontrolling-interest shareholders	151	153	89
Distributions paid to noncontrolling-interest shareholders	(94)	(82)	(51)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(61)	84	(58)
Other	—	8	3
Net change in noncontrolling interests	$(30)	$149	$(51)
Balance, end of year	$768	$798	$649
Total equity	$209,366	$206,251	$201,838

(1)    See “Accounting Changes” in Note 1.
(2)    Common dividends declared were $0.53 per share for each of 1Q24 and 2Q24, and $0.56 per share for each of 3Q24 and 4Q24; $0.51 per share for each of 1Q23 and 2Q23, and $0.53 for each of 3Q23 and 4Q23; and $0.51 per share for each of 1Q22, 2Q22, 3Q22 and 4Q22.
(3)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.

(4)    See Note 1.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2024	2023	2022
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$12,833	$9,381	$14,934
Net income attributable to noncontrolling interests	151	153	89
Citigroup’s net income	$12,682	$9,228	$14,845
Income (loss) from discontinued operations, net of taxes	(2)	(1)	(231)
Income from continuing operations—excluding noncontrolling interests	$12,684	$9,229	$15,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	—	(1,462)	(762)
Depreciation and amortization	4,311	4,560	4,262
Deferred income taxes	(1,896)	(2,416)	(1,141)
Provisions for credit losses and for benefits and claims	10,109	9,186	5,239
Realized gains from sales of investments	(328)	(188)	(67)
Impairment losses on investments and other assets	431	323	499
Goodwill impairment	—	—	535
Change in trading account assets	(31,174)	(77,838)	(2,273)
Change in trading account liabilities	(21,499)	(15,302)	9,118
Change in brokerage receivables net of brokerage payables	6,136	(5,402)	7,936
Change in loans held-for-sale (HFS)	(776)	1,929	4,421
Change in other assets	(4,026)	(6,361)	(4,992)
Change in other liabilities(2)	(7,692)	3,587	5,343
Other, net	14,051	6,739	(18,125)
Total adjustments	$(32,353)	$(82,645)	$9,993
Net cash provided by (used in) operating activities of continuing operations	$(19,669)	$(73,416)	$25,069
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$71,638	$19,701	$(38,113)
Change in loans	(20,455)	(44,525)	(16,591)
Purchase of portfolio of consumer loans	(700)	—	—
Proceeds from sales and securitizations of loans	5,316	4,801	4,709
Net payment due to transfer of net liabilities associated with divestitures(1)	—	(1,393)	5,741
Available-for-sale (AFS) debt securities
Purchases of investments	(250,932)	(235,139)	(218,747)
Proceeds from sales of investments	57,526	41,886	79,687
Proceeds from maturities of investments	216,386	200,437	140,934
Held-to-maturity (HTM) debt securities
Purchases of investments	(16,492)	(1,373)	(42,903)
Proceeds from maturities of investments	27,729	12,838	12,188
Capital expenditures on premises and equipment and capitalized software	(6,500)	(6,583)	(5,632)
Proceeds from sales of premises and equipment and repossessed assets	222	56	63
Other, net	2,512	835	(791)
Net cash provided by (used in) investing activities of continuing operations	$86,250	$(8,459)	$(79,455)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,199)	$(5,212)	$(5,003)
Issuance of preferred stock	5,282	2,739	—
Redemption of preferred stock	(5,050)	(4,145)	—
Treasury stock acquired	(2,474)	(1,977)	(3,250)
Stock tendered for payment of withholding taxes	(454)	(329)	(344)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2024	2023	2022
Change in securities loaned and sold under agreements to repurchase	$(23,352)	$75,663	$11,159
Issuance of long-term debt	99,075	65,819	104,748
Payments and redemptions of long-term debt	(92,957)	(64,959)	(57,085)
Change in deposits	(24,223)	(57,273)	68,415
Change in short-term borrowings	11,048	(9,639)	19,123
Net cash provided by (used in) financing activities of continuing operations	$(38,304)	$687	$137,763
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(12,677)	$95	$(3,385)
Change in cash, due from banks and deposits with banks	15,600	(81,093)	79,992
Cash, due from banks and deposits with banks at beginning of year	260,932	342,025	262,033
Cash, due from banks and deposits with banks at end of year	$276,532	$260,932	$342,025
Cash and due from banks (including segregated cash and other deposits)	$22,782	$27,342	$30,577
Deposits with banks, net of allowance	253,750	233,590	311,448
Cash, due from banks and deposits with banks at end of year	$276,532	$260,932	$342,025
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes(3)	$5,798	$5,727	$3,733
Cash paid during the year for interest	88,027	72,989	22,615
Non-cash investing activities(1)(4)(5)
Transfer of investment securities from HTM to AFS	$—	$3,324	$—
Transfer of investment securities from AFS to HTM	—	—	21,688
Decrease in net loans associated with divestitures reclassified to HFS	—	—	16,956
Decrease in goodwill associated with divestitures reclassified to HFS	—	—	876
Transfers to loans HFS (Other assets) from loans HFI	5,535	7,866	5,582
Transfers from loans HFS (Other assets) to loans HFI	—	322	—
Non-cash financing activities(1)(5)
Decrease in deposits associated with divestitures reclassified to HFS	$—	$—	$19,691

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment and restructuring charges (see Notes 18 and 9, respectively).
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
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 29 for more information and balances as of December 31, 2024 and 2023.

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
The Company must evaluate each VIE to understand the purpose and design of the entity, the role the Company had in the entity's design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
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

Securitizations
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
Where the Company is not required to consolidate the securitization entity, the transfer of financial assets to the entity is evaluated for sale accounting, as discussed in “Transfers of Financial Assets” above.
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
•Interest income on HTM and AFS debt securities is included in Interest revenue. Accrued interest on these securities is subject to the Company’s non-accrual policy, which results in the timely write-off of uncollectible accrued interest.

Debt securities are subject to evaluation for impairment as described in Note 16 for HTM securities and in Note 14 for AFS securities. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.

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
•Equity securities that are not measured at fair value through earnings are subject to evaluation for impairment as described in Note 14.
•Certain investments that would otherwise have been accounted for using the equity method are carried at fair value with changes in fair value recognized in earnings, where the Company has elected to apply fair value accounting, as described in Note 27.
•The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 26.

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
Other than physical commodities inventory, all trading account assets and liabilities are carried at fair value. Revenues generated from trading assets and trading liabilities are generally reported in Principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the fair value of such instruments. Interest income on trading assets, other than trading securities, is recorded in Interest revenue reduced by interest expense on trading liabilities. Interest income on trading securities is recorded in Principal transactions.
Physical commodities inventory is carried at the lower of cost or market, except when included in a hedging relationship. Any gains and losses related to physical commodities inventory are reported in Principal transactions. Realized gains and losses on hedged commodities inventories and sales of commodities inventory are included in Principal transactions. Investments in unallocated precious metals accounts (gold, silver, platinum and palladium) are accounted for as hybrid instruments containing a debt host contract and an embedded non-financial derivative instrument indexed to the price of the relevant precious metal. The embedded derivative instrument and debt host contract are carried at fair value under the fair value option, as described in Note 27.
The Company manages its exposures to market movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest rate swaps, futures, forwards, purchased options and commodities, as well as foreign exchange contracts. These end-user derivatives are carried at fair value in Trading account assets and Trading account liabilities.
See Note 24 for a further discussion of the Company’s hedging and derivative activities.
Derivatives include interest rate, currency, equity, credit and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC Topic 210-20, Balance Sheet—Offsetting, are met. See Note 24.
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
Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-

currency foreign subsidiaries (i.e., net investment in a foreign operation) are net investment hedges.
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

Loans
Loans that are held-for-investment (HFI) are classified as Loans on the Consolidated Balance Sheet and are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs, except for credit card receivable balances, which include accrued interest and fees, and certain loans for which Citi has elected the fair value option (see “Loans at Fair Value” below). Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.
The related cash flows for HFI loans are included within the cash flows from the investing activities category in the Consolidated Statement of Cash Flows on the line Change in loans. However, when the initial intent for holding a loan has changed from HFI to held-for-sale (HFS), the loan is reclassified to HFS and included in Other assets, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans. See “Loans Held-for-Sale” and “Changes in Loan Classification” below.

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

Consumer Non-accrual Policies
For installment and real estate loans, Citi’s non-accrual policy is that generally, prior to charge-off, interest accrual ceases when payments are 90 days contractually past due (DPD), with the exception of certain loans insured by U.S. government agencies.
Credit cards and other unsecured revolving loans generally are not subject to non-accrual policies and continue to accrue interest until charged off at 180 DPD. Details of Citi’s charge-off policies are provided further below.

Consumer Loan Modification, Re-Aging and Return to Accrual Status
Citi seeks to modify consumer loans to borrowers experiencing financial difficulty to minimize losses, avoid foreclosure or repossession of collateral and ultimately maximize payments received from the borrowers. Citi uses various metrics to identify consumer borrowers experiencing financial difficulty, with the primary indicator being delinquency at the time of modification.
For U.S. consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. For mortgage loans, Citi enters into a trial modification with the borrower, which generally represents a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms, before entering into a permanent modification. These loans under trial modification continue to age and accrue interest in accordance with their original contractual terms.
Upon permanent modification, the loan is re-aged to current status. Specifically, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines, which require at least three consecutive minimum monthly payments or the equivalent amount, to be re-aged to current status. In addition, re-aging is subject to limitations, generally once in 12 months and twice in five years. Furthermore, FHA and Department of Veterans Affairs (VA) loans may only be modified under those respective agencies’ guidelines, and payments are not always required in order to re-age a modified loan to current.
In general, a loan returns to accrual status when none of its principal and interest is due and unpaid and the bank expects the full collection of all contractual principal and interest (including any prior charge-offs) on such loan. For modified loans, the policy for returning to accrual status varies by product and/or region. For regulated bank entities, such modified loans are returned to accrual status if a credit evaluation at the time of, or subsequent to, the modification indicates the borrower is able to meet the restructured terms, and the borrower is current and has demonstrated a reasonable period of sustained payment performance (minimum six months of consecutive payments).

Consumer Charge-Off Policies
Unless the loan had been modified and subsequently returned to accrual status per the above policies, the loan is charged off following the general guidelines below:

•Unsecured installment loans are charged off at 120 DPD, or if in bankruptcy, within 60 days of notification of filing by the bankruptcy court, if earlier.
•Unsecured revolving loans and credit card loans are charged off at 180 DPD, or if in bankruptcy, within 60 days of notification of filing by the bankruptcy court, if earlier.
•Loans secured with non-real estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 DPD.
•Real estate-secured loans are written down to the estimated value of the property, less costs to sell, at 180 DPD, with the following exceptions: (i) if the decision is made not to foreclose, loans are charged off no later than 180 DPD; or (ii) if in bankruptcy, other than FHA-insured loans, loans are charged off within 60 days of notification of filing by the bankruptcy court, if earlier.

Corporate Loans
Corporate loans represent loans and leases managed by Services, Markets and Banking and the Mexico SBMM component of All Other—Legacy Franchises. Corporate loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectibility of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. When a corporate loan is placed on non-accrual, any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.
Corporate loans are written down to the extent that principal is deemed to be uncollectible.
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For corporate loans that are collateral dependent, the fair value of collateral (less costs to sell, as applicable) is used to estimate expected credit losses.

Loans Held-for-Sale
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

Loans at Fair Value
As described in Note 27, Citi has elected fair value accounting for certain loans. Such loans are not subject to an allowance for credit losses. Instead, they are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.
The practice of Citi’s U.S. prime mortgage business has been to sell substantially all of its conforming loans. As such, U.S. prime mortgage conforming loans are classified as HFS and the fair value option is elected at origination, with changes in fair value recorded in Other revenue.

Changes in Loan Classification
Changes to the initial classification of a loan should be made only when there is a demonstrated change in management’s intent and ability (i.e., management now has the intent and ability to sell the loan when it had previously intended to hold the loan for the foreseeable future or vice versa).
If a loan changes its classification from HFI to HFS, the related allowance for credit losses is reversed in earnings through the Provision for credit losses. Also, if the loan’s fair value is lower than the loan’s amortized cost basis due to credit deterioration, the initial downward difference is recorded as a direct write-off of the loan’s amortized cost basis through gross credit losses, which establishes the new cost basis of the loan immediately prior to transfer to HFS for purposes of applying the lower of cost or market value. Otherwise, any write down is recorded as an HFS valuation allowance (contra-Other assets) and charged to Other revenue.
On the other hand, if a loan changes its classification from HFS to HFI, any HFS valuation allowance is reversed through Other revenue. The loan is transferred to HFI at its amortized cost basis and assessed for an allowance for credit losses.

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

Under the base macroeconomic forecast as of 4Q24, U.S. real GDP growth is expected to slow during 2025 and 2026, while the unemployment rate is expected to increase in 2025, but decline in 2026.
The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration key macroeconomic drivers of the ACL, severity of the scenario and other macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.8% over the eight-quarter R&S period, with a peak difference of 3.4% in the second quarter of 2026. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2025 of 1.8%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.
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
Any adjustments needed to the modeled expected losses in the quantitative calculations are addressed through a qualitative adjustment. The qualitative adjustment considers, among other things: certain portfolio characteristics and concentrations; collateral coverage; model limitations; idiosyncratic events; and other relevant criteria under banking supervisory guidance for the ACL. The qualitative adjustment also reflects the estimated impact of the pandemic on the economic forecasts and the impact on credit loss estimates. The total ACL is composed of the quantitative and qualitative components. Citi’s qualitative component declined year-over-year, primarily driven by (i) the full release of COVID-19–

related uncertainty reserves, as the portfolio delinquencies and losses have increased and these risks are now captured in the quantitative component of the ACL, and (ii) releases related to reserves for specific risks and uncertainties impacting vulnerable industries and regions, partially offset by increases in transfer risk associated with exposures outside of the U.S., driven by safety and soundness considerations under U.S. banking law. See “Accounting Changes” below for information about how the calculation of the quantitative component of the ACL changed in 2024.

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

Corporate Loans, HTM Securities and Other Assets
Citi records allowances for credit losses on all financial assets carried at amortized cost that are in the scope of CECL, including corporate loans classified as HFI, HTM debt securities and Other assets. Discounting techniques are applied for corporate loans classified as HFI and HTM securities. All cash flows are fully discounted to the reporting date. The ACL includes Citi’s estimate of all credit losses expected to be incurred over the estimated full contractual life of the financial asset. The contractual life of the financial asset generally does not include expected extensions, renewals or modifications. Where Citi has an unconditional option to extend the contractual term, Citi does not consider the potential extension in determining the contractual term; however, where the borrower has the sole right to exercise the extension option without Citi’s approval, Citi does consider the potential extension in determining the contractual term.
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

Reasonably Expected TDRs (in 2022 and prior years)
For corporate loans, the reasonable expectation of the TDR concept required that the contractual life over which ECLs are estimated be extended when a TDR that results in a tenor extension was reasonably expected. Reasonably expected TDRs were included in the life of the asset. A discounting technique or collateral-dependent practical expedient is used for non-accrual and TDR loan exposures that do not share risk characteristics with other loans and are individually assessed. Loans modified in accordance with the CARES Act and bank regulatory guidance are not classified as TDRs.
In 2023, the reasonably expected TDRs accounting was replaced by modifications of loans to borrowers experiencing financial difficulty accounting. See “Accounting Changes—TDRs and Vintage Disclosures” below for a description of this new accounting.

Purchased Credit-Deteriorated (PCD) Assets
ASC 326 requires entities that have acquired financial assets (such as loans and HTM securities) with an intent to hold, to evaluate whether those assets have experienced a more-than-insignificant deterioration in credit quality since origination. These assets are subject to specialized accounting at initial recognition under CECL. Subsequent measurement of PCD assets will remain consistent with other purchased or originated assets, i.e., non-PCD assets. CECL introduced the notion of PCD assets, which replaced purchased credit impaired (PCI) accounting under prior U.S. GAAP.
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

Risk management and finance representatives who cover business areas with classifiably managed portfolios present their recommended reserve balances based on the frequency of default, risk ratings, loss recovery rates, size and diversity of individual large credits, and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing for countries with currency restrictions. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance.

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

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) are recognized as intangible assets when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Mortgage servicing rights are accounted for at fair value, with changes in value recorded in Other revenue in the Company’s Consolidated Statement of Income.
For additional information on the Company’s MSRs, see Notes 17, 23 and 26.

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
The quantitative test requires a comparison of the fair value of an individual reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is in excess of the carrying value, the related goodwill is considered not impaired and no further analysis is necessary. If the carrying value of a reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

Premises and Equipment
Premises and equipment includes lease right-of-use assets, property and equipment (including purchased and developed software), net of depreciation and amortization. Substantially all lease right-of-use assets are amortized on a straight-line basis over the lease term, and substantially all property and equipment are depreciated or amortized on a straight-line basis over the useful life of the asset. The estimated useful lives range up to 50 years for buildings and improvements, up to 15 years for furniture and equipment, up to 10 years for internal-use software and the shorter of the estimated useful life or the lease term for leasehold improvements.

Leases

As a Lessee
Citi enters into lease agreements to obtain rights to use assets for its business operations. Substantially all of the Company’s lessee arrangements are operating leases for premises and equipment, including real estate and various types of equipment. Lease liabilities and right-of-use (ROU) assets are recognized when Citi enters into these leases and represent Citi’s obligations and rights to use these assets over the period of the leases, and may be remeasured for certain modifications. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise the options. In certain instances, the Company may have lease agreements with lease and non-lease components. In these instances, the Company has elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases.
At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate. ROU assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives.
ROU assets and lease liabilities are included in Premises and equipment and Other liabilities, respectively. All leases are recorded on the Consolidated Balance Sheet except those with an initial term of less than 12 months, for which the Company has made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in Premises and equipment expense in the Consolidated Statement of Income. Variable lease costs are recognized in the period in which the obligation for those payments is incurred.

As a Lessor
The Company’s operating leases and financing leases, which include both direct financing and sales-type leases, where Citi is a lessor, are not significant to the Consolidated Financial Statements.

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

Debt
Short-term borrowings and Long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments (including certain structured notes) at fair value, or debt that is in a fair value hedging relationship. Changes in the fair value of debt instruments carried at fair value under a fair value election are recorded in Principal transactions, other than adjustments related to changes in the Company’s credit, which are recorded in Other comprehensive income. Premiums, discounts and issuance costs on long-term debt accounted for at amortized cost are amortized over the contractual term using the effective interest method.

Instrument-Specific Credit Risk
Citi presents separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, when management has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Accordingly, the change in fair value of liabilities for which the fair value option was elected related to changes in Citigroup’s own credit spreads is presented in AOCI.

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

Transactional and Tax Charges
Transactional and tax charges, which largely comprises costs that are driven by revenues and transaction volumes, is primarily composed of brokerage exchange and clearance costs, exchange fees, regulatory memberships and certain indirect, non-income tax payments that are not recorded in Provision for income taxes in the Consolidated Statement of Income.

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
Deferred taxes are recorded for the future consequences of events that have been, or will be, recognized in financial statements or tax returns in different periods, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment about whether realization is more-likely-than-not. ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is more than 50% likely to be realized. ASC 740 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
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

Cash Equivalents and Restricted Cash Flows
Cash equivalents are composed of those amounts included in Cash and due from banks and Deposits with banks. Certain cash balances are restricted by regulatory or contractual requirements. See Note 28 for additional information on restricted cash.

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

ACCOUNTING CHANGES

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, intended to improve reportable segments disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU includes a requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and assets disclosures currently required annually by Topic 280 along with those introduced by the ASU to be reported on an interim basis. The amendments also clarified that public entities are not precluded from reporting additional measures of a segment’s profit or loss that are regularly used by the CODM.
Citi adopted the ASU on a retrospective basis for its annual period ending December 31, 2024 and the ASU for the interim period beginning January 1, 2025. See Note 3 for further details.

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
The ASU also requires disclosure of modifications of loans to borrowers experiencing financial difficulty if the modification involves principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension or a combination of those types of modifications. In addition, the ASU requires the disclosure of current-period gross write-offs by year of loan origination (vintage). See Note 15 for these new disclosures for periods beginning on and after January 1, 2023.

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

Fair Value Hedging—Portfolio Layer Method
In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, intended to better align hedge accounting with an organization’s risk management strategies. Specifically, the guidance expands the current single-layer method to allow multiple hedge layers of a single closed portfolio of qualifying assets, which include both prepayable and non-prepayable assets. Upon the adoption of the guidance, entities may elect to reclassify securities held-to-maturity to the available-for-sale category provided that the reclassified securities are designated in a portfolio hedge. Coincident with the adoption of this ASU, on January 1, 2023, Citi transferred HTM mortgage-backed securities with an amortized cost and fair value of approximately $3.3 billion and $3.4 billion, respectively, into AFS as permitted under the guidance, and hedged them under the portfolio-layer method.

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
The transition method is prospective with the retrospective method permitted, and the ASU will be effective for Citi for its annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. Citi is currently evaluating the impact on its disclosures.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance requires that public business entities disclose on an annual basis a tabular rate reconciliation in eight specific categories disaggregated by nature and for foreign tax effects by each jurisdiction that meets a 5% of pretax income multiplied by the applicable statutory tax rate or greater threshold annually. The eight categories include state and local income taxes, net of federal income tax effect; foreign tax effects; enactment of new tax laws; enactment of new tax credits; effect of cross-border tax laws; valuation allowances; nontaxable items and nondeductible items; and changes in unrecognized tax benefits. Additional disclosures include qualitative description of the state and local jurisdictions that contribute to the majority (greater than 50%) of the effect of the state and local income tax category and explanation of the nature and effect of changes in individual reconciling items. The guidance also requires entities annually to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and by jurisdiction identified based on the same 5% quantitative threshold.
The standard is effective for fiscal years beginning after December 15, 2024. The transition method is prospective with the retrospective method permitted. Citi plans to adopt the ASU for the annual reporting period beginning on January 1, 2025, and is currently evaluating the impact of the ASU on disclosures.

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
Citi’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within All Other.
The following table summarizes financial information for all Discontinued operations:

In millions of dollars	2024	2023	2022
Total revenues, net of interest expense	$—	$—	$(260)
Income (loss) from discontinued operations	$(2)	$(1)	$(272)
Benefit for income taxes	—	—	(41)
Income (loss) from discontinued operations, net of taxes	$(2)	$(1)	$(231)

During 2022, the Company finalized the settlement of certain liabilities related to its legacy consumer operation in the U.K. (the legacy operation), including an indemnification liability related to its sale of the Egg Banking business in 2011, which led to the substantial liquidation of the legacy operation. As a result, a CTA pretax loss (net of hedges) in AOCI of approximately $400 million ($345 million after-tax) was released to earnings in 2022 related to the legacy operation. Out of the total CTA release, a $260 million pretax loss ($221 million after-tax loss) was attributable to the Egg Banking business noted above, reported in Discontinued operations, and therefore the corresponding CTA release was also reported in Discontinued operations during 2022. The remaining CTA release of a $140 million pretax loss ($124 million after-tax loss) related to Legacy Holdings Assets was reported as part of Continuing operations within All Other—Legacy Franchises.
While the legacy operation was divested in multiple sales over the years, each transaction did not result in substantial liquidation given that Citi retained certain liabilities noted above. These liabilities were gradually settled over time until reaching the point of substantial liquidation during 2022, triggering the release of the CTA loss to earnings.

Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
As of December 31, 2024, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises: Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. Five of these sales were identified as significant disposals and are included in the table below. The gains and losses from the sales are included in the footnotes to the table below and represent life-to-date amounts, periodically updated due to post-closing purchase price adjustments. As of December 31, 2024, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals:

In millions of dollars			Income (loss) before taxes(6)
Consumer banking business in	Sale agreement date	Closing date	2024	2023	2022
Australia(1)	8/9/2021	6/1/2022	$—	$—	$193
Philippines(2)	12/23/2021	8/1/2022	—	—	72
Thailand(3)	1/14/2022	11/1/2022	—	—	122
India(4)	3/30/2022	3/1/2023	—	2	194
Taiwan(5)	1/28/2022	8/12/2023	—	91	140

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
(5)    On August 12, 2023, Citi completed the sale of its Taiwan consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $11.6 billion in assets, including $7.2 billion of loans (net of allowance of $92 million) and excluding goodwill. The total amount of liabilities was $9.2 billion, including $9.0 billion in deposits. The sale resulted in a pretax gain on sale of approximately $408 million ($288 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes in the above table for Taiwan reflects Citi’s ownership through August 12, 2023.
(6)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes the pretax loss on sale. For the Philippines, Thailand, India and Taiwan, excludes the pretax gain on sale.

Citi did not have any other significant disposals as of December 31, 2024.
As of February 21, 2025, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2023 Form 10-K.

Other Business Exits

Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi disclosed its decision to wind down and close its Korea consumer banking business, which is reported in All Other—Legacy Franchises. In connection with the announcement, Citibank Korea Inc. (CKI) commenced a voluntary early termination program (Korea VERP). Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by those employees, at which time related charges are recorded in Compensation and benefits expenses.
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

Wind-Down of Russia Consumer and Institutional Banking Businesses
On August 25, 2022, Citi announced its decision to wind down its consumer banking and local commercial banking operations in Russia, including actively pursuing sales of certain Russian consumer banking portfolios.
On October 14, 2022, Citi disclosed that it would end nearly all of the institutional banking services it offered in Russia by the end of the first quarter of 2023. Since the first quarter of 2023, Citi’s only operations in Russia were those necessary to fulfill its remaining legal and regulatory obligations.

Russia Portfolio Sales

•During the second quarter of 2023, Citi recorded an incremental gain of $5 million related to post-closing contingency payments for a previously disclosed personal installment loan sale in Other revenue. The previously disclosed sale of a portfolio of ruble-denominated personal installment loans resulted in a pretax net loss on sale of approximately $7 million.
•During the third and fourth quarters of 2023 and the first and second quarters of 2024, as part of the previously disclosed cards referral agreement with a Russian bank, approximately $55 million of credit card receivables were settled upon referral and refinanced.

Wind-Down Charges
The following tables provide details on Citi’s Russia wind-down charges:

	December 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$8	$1	$9
Vendor termination and other costs(2)	1	—	1
Total	$9	$1	$10

	Program-to-date December 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$43	$9	$52
Vendor termination and other costs(2)	21	—	21
Total	$64	$9	$73

	Estimated additional charges as of December 31, 2024
In millions of dollars	All Other	Services, Markets and Banking	Total
Severance(1)	$15	$—	$15
Vendor termination and other costs(2)	15	—	15
Total	$30	$—	$30

(1)    Recorded in Compensation and benefits.
(2)    Recorded in Other operating expenses.

3. OPERATING SEGMENTS

The operating segments and reporting units reflect how the CEO, who is the chief operating decision maker (CODM), manages the Company, including allocating resources and measuring performance.
Citi is organized into five reportable operating segments: Services, Markets, Banking, Wealth and U.S. Personal Banking (USPB), with the remaining operations recorded in All Other, which includes activities not assigned to a specific reportable operating segment, as well as discontinued operations.
Operating segment results have been revised to reflect the following changes:

•Reallocated certain deposit balances from Markets to All Other, to consolidate funding strategies across the Company. This change had no material impact to operating results of Markets or All Other.
•Realigned businesses engaged in financing and securitization activities within Banking and Markets, transferred the retail banking business in the U.K., which is being wound down, from Wealth to All Other and made other immaterial reclassifications to align with Citi’s transformation and strategy. These reclassifications did not materially change segment or All Other results, and prior periods were conformed to reflect these changes.
•Reallocated certain customer balances between All Other—Legacy Franchises, Services, Markets and Banking in preparation for the IPO of the Mexico Consumer/SBMM operations, and made other immaterial reclassifications. These reallocations and reclassifications did not materially change segment or All Other results, and prior periods were conformed to reflect these changes.

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

Markets
Markets provides corporate, institutional and public sector clients around the world with a full range of sales and trading services across equities, foreign exchange, rates, spread products and commodities. The range of services includes market-making across asset classes, risk management solutions, financing and prime brokerage.

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

Wealth
Wealth includes Private Bank, Wealth at Work and Citigold and provides financial services to a range of client segments including affluent, high net worth and ultra-high net worth clients through banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London. Private Bank provides financial services to ultra-high net worth clients through customized product offerings. Wealth at Work provides financial services to professional industries (including law firms, consulting groups, accounting and asset management) through tailored solutions. Citigold includes Citigold and Citigold Private Clients, both of which provide financial services to affluent and high net worth clients through elevated product offerings and financial relationships.

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

The following tables present certain information regarding the Company’s continuing operations by reportable operating segments and All Other on a managed basis that excludes divestiture-related impacts. The CODM uses Income (loss) from continuing operations as the performance measure, to evaluate the results of each reportable operating segment by comparing to and monitoring against budget and prior year results. This information is used to allocate resources to each of the segments and to make operational decisions when managing the Company, such as whether to reinvest profits or to return capital to shareholders through dividends and share repurchases.

In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services			Markets			Banking
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net interest income	$13,423	$13,251	$10,365	$7,005	$7,233	$5,768	$2,157	$2,161	$2,130
Non-interest revenue	6,226	4,851	5,300	12,831	11,416	14,177	4,044	2,554	3,397
Total revenues, net of interest expense(1)	$19,649	$18,102	$15,665	$19,836	$18,649	$19,945	$6,201	$4,715	$5,527
Compensation expense(2)	$2,371	$2,318	$2,070	$3,611	$3,645	$3,548	$2,703	$3,021	$2,961
Non-compensation expense(3)	8,228	7,713	6,664	9,591	9,613	8,905	1,774	1,856	1,499
Total operating expense	$10,599	$10,031	$8,734	$13,202	$13,258	$12,453	$4,477	$4,877	$4,460
Provisions for credit losses and for benefits and claims	$276	$950	$207	$463	$438	$117	$(224)	$(143)	$604
Provision (benefits) for income taxes	2,190	2,420	1,776	1,166	1,015	1,523	419	12	129
Income (loss) from continuing operations	6,584	4,701	4,948	5,005	3,938	5,852	1,529	(31)	334
Identifiable assets at December 31(1)	$584	$586	$600	$949	$1,008	$963	$143	$148	$152
Average loans	85	81	82	120	110	111	88	92	100
Average deposits	819	811	809	21	23	21	1	1	1

	Wealth			USPB
	2024	2023	2022	2024	2023	2022
Net interest income	$4,508	$4,413	$4,681	$21,103	$20,150	$18,062
Non-interest revenue	3,004	2,608	2,674	(729)	(963)	(1,190)
Total revenues, net of interest expense(1)	$7,512	$7,021	$7,355	$20,374	$19,187	$16,872
Compensation expense(2)	$2,529	$2,734	$2,501	$2,205	$2,278	$2,077
Non-compensation expense(3)	3,826	3,751	3,411	7,760	7,824	7,705
Total operating expense	$6,355	$6,485	$5,912	$9,965	$10,102	$9,782
Provisions for credit losses and for benefits and claims	$(126)	$(3)	$307	$8,598	$6,707	$3,448
Provision (benefits) for income taxes	281	120	141	429	558	872
Income (loss) from continuing operations	1,002	419	995	1,382	1,820	2,770
Identifiable assets at December 31(1)	$224	$229	$256	$252	$242	$231
Average loans	149	150	150	209	193	171
Average deposits	316	310	312	91	110	115

	All Other(4)			Reconciling Items(5)(6)(7)			Total Citi
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net interest income	$5,899	$7,692	$7,662	$—	$—	$—	$54,095	$54,900	$48,668
Non-interest revenue	1,642	1,750	1,458	26	1,346	854	27,044	23,562	26,670
Total revenues, net of interest expense(1)	$7,541	$9,442	$9,120	$26	$1,346	$854	$81,139	$78,462	$75,338
Total operating expense	$9,068	$11,241	$9,255	$318	$372	$696	$53,984	$56,366	$51,292
Provisions for credit losses and for benefits and claims	$1,115	$1,304	$480	$7	$(67)	$76	$10,109	$9,186	$5,239
Provision (benefits) for income taxes	(182)	(979)	(1,065)	(92)	382	266	4,211	3,528	3,642
Income (loss) from continuing operations	(2,460)	(2,124)	450	(207)	659	(184)	12,835	9,382	15,165
Identifiable assets at December 31(1)	$201	$199	$215				$2,353	$2,412	$2,417
Average loans	32	35	39				683	661	653
Average deposits	69	79	75				1,317	1,334	1,333

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	2024(5)	2023(6)	2022(7)
Total segments and All Other—Income from continuing operations(4)	$13,042	$8,723	$15,349
Divestiture-related impact on:
Total revenues, net of interest expense	26	1,346	854
Total operating expenses	318	372	696
Provision (release) for credit losses	7	(67)	76
Provision (benefits) for income taxes	(92)	382	266
Income from continuing operations	$12,835	$9,382	$15,165

(1)    See “Performance by Geographic Area” below.
(2)    Excludes allocations of Compensation and benefits expense related to services provided by Corporate/Other within All Other, which are allocated from All Other to each respective reportable segment, as applicable, through the non-compensation expense line.
(3)    Non-compensation expense for each reportable segment includes allocated compensation and benefits-related costs from Corporate/Other within All Other to the respective reportable business segments, and expenses related to Technology/communication, Transactional and tax charges, Premises and equipment, Professional services, Advertising and marketing and Other operating (all of which include certain overhead expenses).
(4)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer/SBMM within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.
(5)    2024 includes $318 million (approximately $220 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(6)    2023 includes (i) an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after-tax) related to the India consumer banking business sale; (ii) an approximate $403 million gain on sale recorded in revenue (approximately $284 million after-tax) related to the Taiwan consumer banking business sale; and (iii) approximately $372 million (approximately $263 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(7)    2022 includes (i) an approximate $535 million (approximately $489 million after-tax) goodwill write-down due to resegmentation and the timing of Asia consumer banking business divestitures, (ii) an approximate $616 million gain on sale recorded in revenue (approximately $290 million after-tax) related to the Philippines consumer banking business sale, (iii) an approximate $209 million gain on sale recorded in revenue (approximately $115 million after-tax) related to the Thailand consumer banking business sale and (iv) approximately $161 million (approximately $108 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.

Performance by Geographic Area
Citi’s operations are highly integrated, and estimates and subjective assumptions have been made to apportion revenue between North America and international operations. These estimates and assumptions are consistent with the allocations used for the Company’s segment reporting.
The Company defines international activities for purposes of this footnote presentation as business transactions that involve clients that reside outside of North America, and the information presented below is based on managed geography (the booking location that manages the client relationship), which is predominantly the domicile of the client. However, many of the Company’s North America operations serve international businesses. The managed geography can be periodically reorganized (and thus the balances in North America and Corporate/Other).

The following tables present revenues net of interest expense and identifiable assets between North America and international areas:

In millions of dollars	Revenues, net of interest expense
	2024	2023	2022
North America(1)	$40,079	$36,707	$34,917
International(2)(3)	40,392	39,640	38,911
Corporate/Other(4)	668	2,115	1,510
Total Citi	$81,139	$78,462	$75,338
In millions of dollars at December 31,	Identifiable assets(5)
	2024	2023
North America(1)	$1,326,443	$1,350,212
International	899,972	940,416
Corporate/Other	126,530	121,206
Total Citi	$2,352,945	$2,411,834

(1)    Primarily reflects the U.S.
(2)    International represents the summation of international revenues in Services, Markets, Banking, Wealth and All Other—Legacy Franchises, primarily Asia Consumer and Mexico Consumer/SBMM.
(3)    Total revenues for the U.K. were approximately $6.7 billion, $6.9 billion and $7.9 billion for 2024, 2023 and 2022, respectively.
(4)    Corporate/Other revenues, net of interest expense largely reflects U.S. activities, as well as intersegment eliminations.
(5)    The Company’s long-lived assets (Premises and equipment) for the periods presented are not considered significant in relation to its total assets.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

In millions of dollars	2024	2023	2022
Interest income
Consumer loans	$39,542	$36,864	$28,391
Corporate loans	22,562	21,004	12,851
Loan interest, including fees	$62,104	$57,868	$41,242
Deposits with banks	11,417	11,238	4,515
Securities borrowed and purchased under agreements to resell	29,173	26,887	7,154
Investments, including dividends	18,662	18,300	11,214
Trading account assets(1)	17,576	14,458	7,418
Other interest-bearing assets(2)	4,781	4,507	2,865
Total interest income	$143,713	$133,258	$74,408
Interest expense
Deposits	$40,326	$36,300	$11,559
Securities loaned and sold under agreements to repurchase	27,884	21,439	4,455
Trading account liabilities(1)	3,350	3,427	1,437
Short-term borrowings and other interest-bearing liabilities(3)	7,703	7,438	2,488
Long-term debt	10,355	9,754	5,801
Total interest expense	$89,618	$78,358	$25,740
Net interest income	$54,095	$54,900	$48,668
Provision for credit losses on loans	9,726	7,786	4,745
Net interest income after provision for credit losses on loans	$44,369	$47,114	$43,923

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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on the trade execution date. Certain costs paid to third-party clearing houses and exchanges are recorded net against commission revenue, as the Company is an agent for those services. Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed and determinable. Brokerage commissions are earned primarily by Markets and USPB. See Note 3 for segment results.
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
The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses, which, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions. Interchange revenues are recognized as earned on a daily basis when Citi’s performance obligation to transmit funds to the payment networks has been satisfied. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward programs are recognized when the rewards are earned by the cardholders. Payments to partners are recognized when incurred. Credit card and bank card income is earned primarily by Wealth and Services. See Note 3 for segment results.
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
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes fixed and determinable. The Company recognized $165 million, $188 million and $201 million of revenue related to such variable consideration for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts primarily relate to performance obligations satisfied in prior periods. Insurance distribution revenue is earned primarily by USPB and All Other. See Note 3 for segment results.
Insurance premiums consist of premium income from insurance policies that Citi has underwritten and sold to policyholders. Insurance premiums are earned primarily by Legacy Franchises within All Other. See Note 3 for segment results.

The following table presents Commissions and fees revenue:

In millions of dollars	2024	2023	2022
Investment banking(1)	$3,576	$2,676	$3,084
Brokerage commissions(2)	2,498	2,316	2,546
Credit and bank card income
Interchange fees	12,211	11,996	11,505
Card-related loan fees	604	475	589
Card rewards and partner payments(3)	(12,592)	(12,513)	(12,336)
Deposit-related fees	1,333	1,254	1,274
Transactional service fees	1,390	1,323	1,169
Corporate finance(4)	685	439	458
Insurance distribution revenue	313	321	346
Insurance premiums	96	97	91
Loan servicing	76	100	103
Other	463	421	346
Total(5)	$10,653	$8,905	$9,175

(1)    For the periods presented, the contract liability amount was negligible.
(2)    The Company recognized $442 million, $448 million and $538 million of revenue related to variable consideration for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    As described above, Citi’s credit card programs have certain partner sharing agreements that vary by partner.
(4)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(5)    Commissions and fees include $(11,076) million, $(11,367) million and $(11,008) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees.
The custody product is composed of numerous services related to the administration, safekeeping and reporting for both U.S. and non-U.S. denominated securities. The services offered to clients include trade settlement, safekeeping, income collection, corporate action notification, record-keeping and reporting, tax reporting and cash management. These services are provided for a wide range of securities, including but not limited to equities, municipal and corporate bonds, mortgage- and asset-backed securities, money market instruments, U.S. Treasuries and agencies, derivative instruments, mutual funds, alternative investments and precious metals. Custody fees are recognized as or when the associated service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi. Custody fees are earned primarily by Services. See Note 3 for segment results.
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safekeeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the assets during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration. Investment management services consist of managing assets on behalf of Citi’s retail and institutional clients. Revenue from these services primarily consists of asset-based fees for advisory accounts, which are based on the market value of the client’s assets and recognized monthly, when the market value is fixed. In some instances, the Company contracts with third-party advisors and with third-party custodians. The Company has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to third parties gross within Transactional and tax charges. Fiduciary fees are earned primarily by USPB and Legacy Franchises within All Other. See Note 3 for segment results.

The following table presents Administration and other fiduciary fees revenue:

In millions of dollars	2024	2023	2022
Custody fees	$2,026	$1,871	$1,877
Fiduciary fees	1,583	1,376	1,350
Guarantee fees	525	534	557
Total administration and other fiduciary fees(1)	$4,134	$3,781	$3,784

(1)    Administration and other fiduciary fees include $525 million, $534 million and $557 million for the years ended December 31, 2024, 2023 and 2022, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

In millions of dollars	2024	2023	2022
Interest rate risks(1)	$1,966	$2,407	$3,389
Foreign exchange risks(2)	5,615	5,978	7,148
Equity risks(3)(4)	2,448	1,266	1,848
Commodity and other risks(5)	1,374	1,741	1,801
Credit products and risks(6)	250	(444)	(27)
Total	$11,653	$10,948	$14,159

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
(4)    2024 includes an approximate $400 million episodic gain related to the Visa B exchange completed in the second quarter of 2024.
(5)    Primarily includes revenues from crude oil, refined oil products, natural gas, metals and other commodities trades.
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
Generally, the deferred awards vest in equal annual installments over four years. Vested stock awards are delivered in shares of common stock. Deferred cash awards are payable in cash and, except as prohibited by applicable regulatory guidance, earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Deferred cash stock unit awards are payable in cash at the vesting value of the underlying stock. The value of each deferred stock unit is equal to one share of Citigroup stock, and the award will fluctuate with changes in the stock price. Recipients of deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive or accrue dividend-equivalent payments during the vesting period. Generally, in the EU, vested shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards and deferred cash stock units are subject to hold back (generally, for 6 or 12 months based on the award type).
Stock awards, deferred cash stock units and deferred cash awards are subject to one or more cancellation and clawback provisions that apply in certain circumstances, including gross misconduct and in the circumstances required by SEC rule 10D-1.

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and replacement stock awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2023	59,857,333	$56.09
Granted(1)	32,164,458	53.00
Canceled	(2,693,522)	55.04
Vested(2)	(21,641,734)	58.59
Unvested at December 31, 2024	67,686,535	$53.87

(1)The weighted-average fair value of the shares granted during 2023 and 2022 was $49.36 and $65.07, respectively.
(2)The total fair value of stock awards that vested during the years ending 2024, 2023 and 2022 was $1.1 billion, $835 million and $863 million, respectively.

Total unrecognized compensation cost related to unvested stock awards was $1.1 billion at December 31, 2024. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Units
Certain senior executives were awarded performance share units (PSUs) every February from 2021 to 2024, for performance in the year prior to the award date. Each award referenced two forward-looking three-year performance metrics. In each year an award was granted, the metrics were equally weighted. For PSUs awarded in 2021, 2022 and 2023, the metrics were average return on tangible common equity and cumulative tangible book value per share. For PSUs awarded in 2024, the metrics were weighted-average return on tangible common equity and cumulative tangible book value per share. The award is settled solely in cash after the end of each performance period.
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
For all award years, the value of each PSU is equal to the value of one share of Citi common stock. Dividend equivalents are forfeitable, accrued and paid on the number of earned PSUs after the end of the performance period.

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

Valuation assumptions—weighted average	2024	2023	2022
Expected volatility	26.82%	35.97%	37.01%
Expected dividend yield	3.84	4.13	2.96

A summary of the performance share unit activity for 2024 is presented below:

Performance share units	Units
Outstanding, beginning of year	2,043,156
Granted	1,234,835
Canceled	—
Payments(1)	(418,098)
Outstanding, end of year	2,859,893

(1)    $24.6 million in payments were processed for this program in 2024.

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

Additional Information
Except for awards subject to variable accounting, the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, other than for awards to retirement-eligible employees and immediately vested awards. Whenever awards are granted or are expected to be granted to employees who are, or are expected to be while the awards are outstanding, retirement eligible, the charge to income is accelerated based on when the applicable conditions for retirement eligibility were or will be met. If the employee is retirement eligible on the grant date, or the award is vested at the grant date, Citi recognizes the expense each year equal to the grant date fair value of the awards that it estimates will be granted in the following year.
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
On December 31, 2024, approximately 42.3 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2019 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Except where local laws favor newly issued shares, treasury shares were used to settle stock vestings. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table presents components of compensation expense, relating to the incentive compensation programs described above:

In millions of dollars	2024	2023	2022
Charges for estimated awards to retirement-eligible employees	$741	$663	$742
Amortization of deferred cash awards, deferred cash stock units and performance stock units	186	340	463
Immediately vested stock award expense(1)	130	127	101
Amortization of restricted and deferred stock awards(2)	718	689	533
Other variable incentive compensation	355	286	304
Total	$2,130	$2,105	$2,091

(1)    Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.
(2)    All periods include amortization expense for all unvested awards to non-retirement-eligible employees.

Citigroup did not capitalize any stock-based compensation costs in 2024, 2023 or 2022. The related income tax benefits for stock-based compensation costs were $428 million, $392 million and $350 million for 2024, 2023 and 2022, respectively.

8. RETIREMENT BENEFITS

Pension and Postretirement Benefit Plans
The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the U.S.
The U.S. qualified defined benefit pension plan was frozen effective January 1, 2008 for most employees. Accordingly, no additional compensation-based contributions have been credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the U.S.
The Company also sponsors a number of non-contributory, nonqualified pension plans. These plans, which are unfunded, provide supplemental defined pension benefits to certain U.S. employees. With the exception of certain employees covered under the prior final pay plan formula, the benefits under these plans were frozen in prior years.
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement benefit plan obligations as of December 31, 2024. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

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

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$115	$115	$116	$—	$—	$—	$1	$1	$2
Interest cost on benefit obligation	466	505	442	421	409	329	16	18	16	107	106	90
Expected return on assets	(602)	(640)	(612)	(326)	(327)	(263)	(11)	(13)	(11)	(80)	(77)	(69)
Amortization of amounts in AOCI:
Prior service cost (benefit)	2	2	2	(3)	(5)	(7)	(9)	(9)	(9)	(7)	(9)	(8)
Net actuarial loss (gain)	179	151	162	76	72	58	(10)	(12)	(9)	10	(18)	6
Curtailment (gain)(1)	—	—	—	(3)	(16)	(22)	—	—	—	—	—	—
Settlement loss (gain)(1)	—	—	—	5	9	(15)	—	—	—	—	—	—
Total net expense (benefit)	$45	$18	$(6)	$285	$257	$196	$(14)	$(16)	$(13)	$31	$3	$21

(1)Curtailment and settlement relate to divestiture activities. Total 2024 net expense for non-U.S. plans includes $7 million of settlement losses related to the termination of Citibank Canada Pension Plan. Total 2023 net expense for non-U.S. plans includes curtailment gains and settlement loss related to divestiture of Citi’s consumer businesses in India, Indonesia and Taiwan. Total 2022 net expense for non-U.S. plans includes a $36 million net benefit related to the wind-down of Citi’s consumer banking business in Korea.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement benefit plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2024 or 2023.
The following table summarizes the Company’s actual contributions for the years ended December 31, 2024 and 2023, as well as expected Company contributions for 2025. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans(3)			U.S. plans			Non-U.S. plans
In millions of dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Contributions made by the Company	$—	$—	$—	$47	$713	$87	$—	$—	$—	$3	$4	$4
Benefits paid directly by the Company	57	59	58	42	50	31	5	8	8	7	5	5

(1)    Amounts reported for 2025 are expected amounts.
(2)     The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(3)    The Company made a discretionary contribution of approximately $600 million to a pension plan in Mexico during the fourth quarter of 2024.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s pension and postretirement benefit plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$9,640	$9,741	$7,030	$6,375	$343	$375	$1,208	$1,013
Service cost	—	—	115	115	—	—	1	1
Interest cost on benefit obligation	466	505	421	409	16	18	107	106
Plan amendments	—	—	(1)	(2)	—	—	—	—
Actuarial (gain) loss	(262)	282	(335)	273	(21)	(1)	(1)	27
Benefits paid, net of participants’ contributions	(888)	(888)	(394)	(368)	(46)	(49)	(96)	(77)
Divestitures	—	—	(1)	(77)	—	—	—	—
Settlement(1)(2)	—	—	(47)	(104)	—	—	—	—
Curtailment(2)	—	—	(4)	(33)	—	—	—	—
Foreign exchange impact and other	—	—	(732)	442	—	—	(205)	138
Benefit obligation at year end	$8,956	$9,640	$6,052	$7,030	$292	$343	$1,014	$1,208
Change in plan assets
Plan assets at fair value at beginning of year	$10,210	$10,145	$6,426	$6,086	$231	$253	$970	$855
Actual return on plan assets	266	895	131	352	9	19	50	56
Company contributions, net of reimbursements	59	58	763	118	8	8	9	9
Benefits paid, net of participants’ contributions	(888)	(888)	(394)	(368)	(46)	(49)	(96)	(77)
Divestitures	—	—	(1)	(19)	—	—	—	—
Settlement(1)(2)	—	—	(47)	(104)	—	—	—	—
Foreign exchange impact and other	—	—	(620)	361	—	—	(178)	127
Plan assets at fair value at year end	$9,647	$10,210	$6,258	$6,426	$202	$231	$755	$970
Funded status of the plans
Qualified plans(3)	$1,181	$1,107	$206	$(604)	$(90)	$(112)	$(259)	$(238)
Nonqualified plans(4)	(490)	(537)	—	—	—	—	—	—
Funded status of the plans at year end	$691	$570	$206	$(604)	$(90)	$(112)	$(259)	$(238)
Net amount recognized at year end
Qualified plans
Benefit asset	$1,181	$1,107	$895	$832	$—	$—	$—	$—
Benefit liability	—	—	(689)	(1,436)	(90)	(112)	(259)	(238)
Qualified plans	$1,181	$1,107	$206	$(604)	$(90)	$(112)	$(259)	$(238)
Nonqualified plans	(490)	(537)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$691	$570	$206	$(604)	$(90)	$(112)	$(259)	$(238)
Amounts recognized in AOCI at year end(1)
Prior service (cost) benefit	$(3)	$(5)	$(1)	$5	$63	$73	$21	$33
Net actuarial (loss) gain	(6,215)	(6,320)	(1,513)	(1,990)	125	114	(263)	(311)
Net amount recognized in AOCI	$(6,218)	$(6,325)	$(1,514)	$(1,985)	$188	$187	$(242)	$(278)
Accumulated benefit obligation at year end	$8,956	$9,640	$5,716	$6,686	$292	$343	$1,014	$1,208

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
(2)Curtailment and settlement relate to divestiture and other wind-down activities.
(3)The U.S. qualified plan was fully funded as of January 1, 2024 and no minimum funding was required for 2024. The plan is also expected to be fully funded as of January 1, 2025 with no expected minimum funding requirement for 2025.
(4)The nonqualified plans of the Company are unfunded.

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2024	2023	2022
Beginning of year balance, net of tax(1)(2)	$(6,050)	$(5,755)	$(5,852)
Actuarial assumptions changes and plan experience	625	(547)	3,923
Net (loss) gain due to difference between actual and expected returns	(562)	263	(4,225)
Net amortization	239	175	198
Prior service benefit	1	2	—
Curtailment/settlement gain (loss)(3)	2	(7)	(37)
Foreign exchange impact and other	271	(239)	172
Change in deferred taxes, net	(153)	58	66
Change, net of tax	$423	$(295)	$97
End of year balance, net of tax(1)(2)	$(5,627)	$(6,050)	$(5,755)

(1)See Note 21 for further discussion of net AOCI balance.
(2)Includes net of tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities, including $36 million related to the Korea wind-down in 2022.

At December 31, 2024 and 2023, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$490	$537	$2,968	$3,747	$490	$537	$2,745	$3,510
Accumulated benefit obligation	490	537	2,679	3,453	490	537	2,523	3,258
Fair value of plan assets	—	—	2,279	2,311	—	—	2,095	2,100

(1)As of December 31, 2024 and 2023, only the nonqualified plans’ PBO and ABO exceeded plan assets.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement PBO, funded status and expense (benefit). Changes in the plans’ funded status resulting from changes in the PBO and fair value of plan assets will have a corresponding impact on AOCI.
The actuarial assumptions at the respective years ended December 31 in the table below are used to measure the year-end PBO and the net periodic expense (benefit) for the subsequent year (period). Since Citi’s Significant Plans are measured on a quarterly basis, the year-end rates for those plans are used to calculate the net periodic expense (benefit) for the subsequent year’s first quarter.
As a result of the quarterly measurement process, the net periodic (benefit) expense for the Significant Plans is calculated at each respective quarter end based on the preceding quarter-end rates (as presented below for the U.S. and non-U.S. pension and postretirement benefit plans). The actuarial assumptions for All Other Plans are measured annually.

Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are presented in the following tables:

At year end	2024	2023
Discount rate
U.S. plans
Qualified pension	5.55%	5.10%
Nonqualified pension	5.60	5.15
Postretirement benefit plan	5.55	5.20
Non-U.S. pension plans
Range	0.85 to 12.50	1.35 to 14.55
Weighted average	7.31	6.91
Non-U.S. postretirement benefit plan
Range	3.25 to 12.20	3.80 to 10.70
Weighted average	11.21	9.90
Future compensation increase rate(1)
Non-U.S. pension plans
Range	1.60 to 12.40	1.30 to 12.40
Weighted average	3.80	3.84
Expected return on assets
U.S. plans
Qualified pension	6.00	5.70
Postretirement benefit plan(2)	6.00/3.00	5.70/3.00
Non-U.S. pension plans
Range	2.00 to 11.50	2.00 to 11.50
Weighted average	6.27	6.62
Non-U.S. postretirement benefit plan
Range	8.60 to 9.40	8.60 to 9.40
Weighted average	9.39	9.39
Interest crediting rate (weighted average)(3)
U.S. plans	4.55	4.10
Non-U.S. plans	1.77	1.78

(1)    Not material for U.S. plans.
(2)    For the years ended 2024 and 2023, the expected return on assets for the Voluntary Employees Beneficiary Association (VEBA) Trust was 3.00%.
(3)    The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation.

During the year	2024	2023	2022
Discount rate
U.S. plans(1)
Qualified pension	5.10%/5.30%/ 5.50%/4.90%	5.50%/5.15%/ 5.40%/6.05%	2.80%/3.80%/ 4.80%/5.65%
Nonqualified pension	5.15/5.40/ 5.60/4.95	5.55/5.20/ 5.45/6.10	2.80/3.85/ 4.80/5.60
Postretirement benefit plan	5.20/5.40/ 5.60/4.90	5.60/5.25/ 5.50/6.10	2.75/3.85/ 4.75/5.65
Non-U.S. pension plans(2)
Range	1.35 to 14.55	1.75 to 25.20	-0.10 to 11.95
Weighted average	6.91	6.66	3.96
Non-U.S. postretirement benefit plan(2)
Range	3.80 to 11.40	3.25 to 11.55	1.05 to 11.25
Weighted average	9.90	9.80	8.28
Future compensation increase rate(3)
Non-U.S. pension plans(2)
Range	1.30 to 12.40	1.30 to 23.11	1.30 to 11.25
Weighted average	3.84	3.76	3.10
Expected return on assets
U.S. plans
Qualified pension(4)	5.70	5.70	5.00
Postretirement benefit plan(4)	5.70/3.00	5.70/3.00	5.00/1.50
Non-U.S. pension plans(2)
Range	2.00 to 11.50	1.00 to 11.50	0.00 to 11.50
Weighted average	6.62	6.05	3.69
Non-U.S. postretirement benefit plan(2)
Range	8.60 to 9.40	8.70 to 9.10	6.00 to 8.00
Weighted average	9.39	8.70	7.99
Interest crediting rate (weighted average)(5)
U.S. plans(1)	4.10/4.30/ 4.50/3.90	4.50/4.15/ 4.40/5.05	1.80/2.80/ 3.80/4.65
Non-U.S. plans	1.78	1.73	1.61

(1)    Represents rates used in quarterly remeasurements.
(2)    Reflects rates utilized to determine the quarterly expense for Significant non-U.S. pension and postretirement benefit plans.
(3)    Not material for U.S. plans.
(4)    The expected return on assets for the U.S. pension and postretirement benefit plans was adjusted from 5.70% to 6.00% effective January 1, 2025 to reflect a change in economic market conditions. The expected return on assets for the U.S. pension and postretirement benefit plans was adjusted from 5.00% to 5.70% effective January 1, 2023 to reflect a significant change in economic market conditions. For the years 2024 and 2023, the expected return on assets for the VEBA Trust was 3.00% and for 2022 it was 1.50%.
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
The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension expense (benefit).

The following table presents the expected return on assets used in determining the Company’s pension expense compared to the actual return on assets during 2024, 2023 and 2022 for the U.S. pension and postretirement benefit plans:

U.S. plans (during the year)	2024	2023	2022
Expected return on assets(1)
U.S. pension and postretirement trust	5.70%	5.70%	5.00%
VEBA Trust(2)	3.00	3.00	1.50
Actual return on assets(1)
U.S. pension and postretirement trust	2.55	9.83	(15.52)
VEBA Trust	6.01	5.87	1.40

(1)Expected return on assets and actual return on assets is presented net of fees.
(2)The expected return on assets for the VEBA Trust was adjusted from 1.50% to 3.00% effective January 1, 2023 to reflect the significant change in economic conditions.
Sensitivities of Certain Key Assumptions
The U.S. Qualified Pension Plan is frozen, and as a result, pension expense is primarily driven by interest cost. An increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.
For Non-U.S. Pension Plans that are not frozen (in countries such as Mexico, the U.K. and South Korea), there is more service cost. The pension expense for the Non-U.S. Plans is driven by both service cost and interest cost. An increase in the discount rate generally decreases pension expense due to the greater impact on service cost compared to interest cost.
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2024	2023	2022
U.S. plans	$23	$22	$27
Non-U.S. plans	(13)	(12)	(5)
	One-percentage-point decrease
In millions of dollars	2024	2023	2022
U.S. plans	$(27)	$(26)	$(34)
Non-U.S. plans	21	20	15

	Expected return on assets
	One-percentage-point increase
In millions of dollars	2024	2023	2022
U.S. plans	$(106)	$(112)	$(123)
Non-U.S. plans	(53)	(54)	(60)
	One-percentage-point decrease
In millions of dollars	2024	2023	2022
U.S. plans	$106	$112	$123
Non-U.S. plans	53	54	60

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2024	2023
Health care cost increase rate for U.S. plans
Following year	6.50%	6.75%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2031	2031
Health care cost increase rate for non-U.S. plans (weighted average)
Following year	9.20%	7.60%
Ultimate rate to which cost increase is assumed to decline	6.93	7.02
Year in which the ultimate rate is reached	2030	2030

Plan Assets
Citigroup’s pension and postretirement benefit plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2025	2024	2023	2024	2023
Equity securities(2)	0–22%	7%	7%	7%	7%
Debt securities(3)	55–100	71	71	71	71
Real assets(1)	0–13	5	2	5	2
Private equity	0–5	7	8	7	8
Other investments	0–14	10	12	10	12
Total		100%	100%	100%	100%

(1)Target asset allocations are set by investment strategy, whereas pension and postretirement assets as of December 31, 2024 and 2023 are based on the underlying investment product. For example, the private equity investment strategy may include underlying investments in real assets (includes real estate, infrastructure and natural resources) within the target asset allocation; however, within pension and postretirement assets, the underlying investment in real assets is reflected in the real assets category and not private equity.
(2)Equity securities in the U.S. pension and postretirement benefit plans do not include any Citigroup common stock at the end of 2024 and 2023.
(3)The VEBA Trust for postretirement benefits is primarily invested in cash equivalents and debt securities in 2024 and 2023 and is not reflected in the table above.

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
Citigroup’s pension and postretirement benefit plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted average at December 31,
Asset category(1)	2025	2024	2023	2024	2023
Equity securities	0–49%	0–49%	0–48%	18%	19%
Debt securities	0–100	0–100	0–100	73	73
Real assets	0–16	0–16	0–17	1	1
Other investments	0–100	0–100	0–100	8	7
Total				100%	100%

	Non-U.S. postretirement benefit plans
	Target asset allocation	Actual range at December 31,		Weighted average at December 31,
Asset category(1)	2025	2024	2023	2024	2023
Equity securities	0–46%	0–37%	0–46%	36%	45%
Debt securities	50–100	59–100	49–100	60	50
Other investments	0–4	0–4	0–5	4	5
Total				100%	100%

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
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2024
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$315	$—	$—	$315
Non-U.S. equities	269	—	—	269
Mutual funds and other registered investment companies	188	—	—	188
Commingled funds	—	515	—	515
Debt securities	390	5,145	—	5,535
Annuity contracts	—	—	3	3
Derivatives	1	35	—	36
Other investments	1	—	1	2
Total investments at fair value	$1,164	$5,695	$4	$6,863
Cash and short-term investments	$46	$439	$—	$485
Other investment liabilities	(10)	(39)	—	(49)
Net investments at fair value	$1,200	$6,095	$4	$7,299
Other investment receivables redeemed at NAV				$18
Securities valued at NAV				2,532
Total net assets				$9,849

(1)The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2024, the allocable interests of the U.S. pension and postretirement benefit plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

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

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2024
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$46	$—	$—	$46
Non-U.S. equities	435	—	—	435
Mutual funds and other registered investment companies	2,990	318	—	3,308
Debt securities	2,303	1,021	—	3,324
Real assets	—	—	2	2
Annuity contracts	—	—	2	2
Derivatives	—	1,208	—	1,208
Other investments	—	—	236	236
Total investments	$5,774	$2,547	$240	$8,561
Cash and short-term investments	$113	$—	$—	$113
Other investment liabilities	—	(1,678)	—	(1,678)
Net investments at fair value	$5,887	$869	$240	$6,996
Securities valued at NAV				$17
Total net assets				$7,013

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2023
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$133	$—	$—	$133
Non-U.S. equities	722	—	—	722
Mutual funds and other registered investment companies	2,706	310	—	3,016
Commingled funds	12	—	—	12
Debt securities	2,620	1,016	—	3,636
Real assets	—	—	2	2
Annuity contracts	—	—	2	2
Derivatives	—	1,137	—	1,137
Other investments	—	—	231	231
Total investments	$6,193	$2,463	$235	$8,891
Cash and short-term investments	$83	$—	$—	$83
Other investment liabilities	—	(1,594)	—	(1,594)
Net investments at fair value	$6,276	$869	$235	$7,380
Securities valued at NAV				$16
Total net assets				$7,396

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2023	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2024
Annuity contracts	$3	$—	$—	$—	$—	$3
Other investments	2	—	1	(2)	—	1
Total investments	$5	$—	$1	$(2)	$—	$4

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2022	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2023
Annuity contracts	$3	$—	$—	$—	$—	$3
Other investments	4	—	—	(2)	—	2
Total investments	$7	$—	$—	$(2)	$—	$5

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2023	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2024
Real assets	$2	$—	$—	$—	$2
Annuity contracts	2	—	—	—	2
Other investments	231	2	3	—	236
Total investments	$235	$2	$3	$—	$240

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2022	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2023
Real assets	$2	$—	$—	$—	$2
Annuity contracts	2	—	—	—	2
Other investments	258	6	(33)	—	231
Total investments	$262	$6	$(33)	$—	$235

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

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds, private equity and publicly traded equity representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s non-U.S. Significant Plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Oversight and Risk Management Practices
The framework for the Company’s pension oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, cluster or country level, as appropriate. Independent Risk Management contributes to the risk oversight and monitoring for the Company’s U.S. Qualified Pension Plan and non-U.S. Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each cluster, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•periodic asset/liability management studies and strategic asset allocation reviews;
•periodic monitoring of funding levels and funding ratios;
•periodic monitoring of compliance with asset allocation guidelines;
•periodic monitoring of asset class and/or investment manager performance against benchmarks; and
•periodic risk capital analysis and stress testing.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2025	$1,004	$551	$53	$84
2026	984	482	36	89
2027	967	494	34	95
2028	942	494	31	99
2029	907	505	29	103
2030–2034	3,793	2,582	112	573

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the funded status and amounts recognized on the Company’s Consolidated Balance Sheet:

In millions of dollars	2024	2023
Funded status of the plan at year end	$(49)	$(46)
Net amount recognized in AOCI (pretax)	$(12)	$(13)

The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

In millions of dollars	2024	2023	2022
Net expense	$28	$14	$11

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2024 and 2023, subject to statutory limits. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2024	2023	2022
Company contributions	$591	$546	$471
	Non-U.S. plans
In millions of dollars	2024	2023	2022
Company contributions	$461	$453	$399

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
Citi has recorded net restructuring charges of approximately $1.040 billion program to date.

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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Beginning balance at January 1, 2023	$—	$—	$—
Restructuring charge	687	94	781
Payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Ending balance at December 31, 2023	$687	$25	$712
Restructuring charge	354	54	408
Change in estimate(1)(2)	(146)	(3)	(149)
Net restructuring charges	$208	$51	$259
Payments and utilization	$(860)	$(76)	$(936)
Foreign exchange	7	—	7
Ending balance at December 31, 2024	$42	$—	$42

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2024	2023	2022
Current
Federal	$(33)	$41	$407
Non-U.S.	5,945	5,807	4,106
State and local	195	96	270
Total current income taxes	$6,107	$5,944	$4,783
Deferred
Federal	$(1,227)	$(1,925)	$(807)
Non-U.S.	(816)	(432)	353
State and local	147	(59)	(687)
Total deferred income taxes	$(1,896)	$(2,416)	$(1,141)
Provision for income tax on continuing operations before noncontrolling interests(1)	$4,211	$3,528	$3,642
Provision (benefit) for income taxes on:
Discontinued operations	$—	$—	$(41)
Gains (losses) included in AOCI, but excluded from net income	1,035	557	(1,573)
Employee stock plans	(5)	(13)	(8)
Opening adjustment to Retained earnings(2)	—	102	—
Opening adjustment to AOCI(3)	—	12	—

(1)Includes the tax on realized investment gains (losses) and impairment losses resulting in a provision (benefit) of $88 million and $(110) million in 2024, $51 million and $(92) million in 2023 and $14 million and $(137) million in 2022, respectively.
(2)Related to the adoption of “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” See Note 1.
(3)Related to the adoption of “Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts.” See Note 1.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.6	0.3	2.0
Non-U.S. income tax rate differential	4.9	9.5	4.3
Tax audit resolutions	0.1	(0.3)	(3.2)
Nondeductible FDIC premiums(1)	1.2	1.7	1.0
Tax-advantaged investments	(4.2)	(4.4)	(3.0)
Valuation allowance releases(2)	—	(0.2)	(2.3)
Other, net	0.1	(0.3)	(0.4)
Effective income tax rate	24.7%	27.3%	19.4%

(1)Excludes the 2024 and 2023 FDIC special assessments, which are tax deductible. See Note 18.
(2)See “Deferred Tax Assets” below for a description of the components.

As presented in the table above, Citi’s effective tax rate for 2024 was 24.7%, compared to 27.3% in 2023, reflecting a different geographic mix of earnings.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2024	2023
Deferred tax assets
Credit loss deduction	$5,477	$5,449
Deferred compensation and employee benefits	2,407	2,771
Investment and loan basis differences	4,463	4,706
Tax credit and net operating loss carry-forwards	15,878	15,250
Fixed assets and leases	4,878	4,297
Other deferred tax assets	5,993	6,584
Gross deferred tax assets	$39,096	$39,057
Valuation allowance	$4,329	$3,572
Deferred tax assets after valuation allowance	$34,767	$35,485
Deferred tax liabilities
Intangibles and leases	$(2,340)	$(2,333)
Non-U.S. withholding taxes	(893)	(951)
Derivatives	—	(587)
Other deferred tax liabilities	(1,689)	(2,006)
Gross deferred tax liabilities	$(4,922)	$(5,877)
Net deferred tax assets	$29,845	$29,608

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2024	2023	2022
Total unrecognized tax benefits at January 1	$1,277	$1,311	$1,296
Increases for current year’s tax positions	79	59	55
Increases for prior years’ tax positions	27	51	168
Decreases for prior years’ tax positions	(50)	(138)	(119)
Amounts of decreases relating to settlements	—	(3)	(50)
Reductions due to lapse of statutes of limitation	(15)	(4)	(26)
Foreign exchange, acquisitions and dispositions	(9)	1	(13)
Total unrecognized tax benefits at December 31	$1,309	$1,277	$1,311

The portions of the total unrecognized tax benefits at December 31, 2024, 2023 and 2022 that, if recognized, would affect Citi’s tax expense is $1.0 billion in each of the respective years. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in unrecognized tax benefits above) are a component of Provision for income taxes.

	2024		2023		2022
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$271	$205	$234	$176	$214	$164
Total interest and penalties in the Consolidated Statement of Income	53	42	47	38	27	16
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	309	237	271	205	234	176

(1)Includes $1 million, $0 million and $3 million for non-U.S. penalties in 2024, 2023 and 2022, respectively.

As of December 31, 2024, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. The potential range of amounts that could affect Citi’s effective tax rate is between $0 and $500 million.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
New York State and City	2009
Brazil	2022
Hong Kong	2023
India	2018
Mexico	2017
Singapore	2023
United Kingdom	2016

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $19.4 billion in 2024, $19.4 billion in 2023 and $16.2 billion in 2022. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2024, $5.8 billion of basis differences of non-U.S. entities was indefinitely reinvested. At the existing tax rates (including withholding taxes), additional taxes (net of U.S. FTCs) of $2.3 billion would have to be provided if such assertions were reversed.

Deferred Tax Assets
As of December 31, 2024, Citi had a valuation allowance of $4.3 billion, composed of valuation allowances of $3.3 billion on its branch basket FTC carry-forwards, $0.6 billion on its U.S. residual DTA related to its non-U.S. branches, $0.3 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards. There was an increase of $0.7 billion from the December 31, 2023 balance of $3.6 billion. The amount of Citi’s valuation allowances (VA) may change in future years.
In 2024, Citi’s VA for carry-forward FTCs in its branch basket increased by $1.4 billion, primarily due to the geographic mix of earnings in Citi’s foreign branch network.
The level of branch pretax income, the local branch tax rate and the allocations of overall domestic losses (ODL) and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. There was no branch basket VA release in 2024.

The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2024	DTAs balance December 31, 2023
U.S. federal(2)
Net operating losses (NOLs)(3)	$3.4	$3.3
Foreign tax credits (FTCs)	0.7	1.2
General business credits (GBCs)	5.8	5.6
Future tax deductions and credits	12.7	12.0
Total U.S. federal	$22.6	$22.1
State and local
New York NOLs	$1.4	$1.7
Other state NOLs	0.1	0.1
Future tax deductions	2.5	2.4
Total state and local	$4.0	$4.2
Non-U.S.
NOLs	$0.8	$1.0
Future tax deductions	2.4	2.3
Total non-U.S.	$3.2	$3.3
Total	$29.8	$29.6

(1)All amounts are net of valuation allowances.
(2)Included in the net U.S. federal DTAs of $22.6 billion as of December 31, 2024 were deferred tax liabilities of $2.8 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(3)Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2024	December 31, 2023
U.S. tax return general basket foreign tax credit carry-forwards(1)
2025	$—	$0.1
2027	0.7	1.1
Total U.S. tax return general basket foreign tax credit carry-forwards	$0.7	$1.2
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2028	$0.7	$0.7
2029	0.2	0.2
2033	1.4	1.0
2034	1.0	—
Total U.S. tax return branch basket foreign tax credit carry-forwards	$3.3	$1.9
U.S. tax return general business credit carry-forwards
2032	$0.4	$0.4
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.2
2037	0.5	0.5
2038	0.5	0.5
2039	0.7	0.7
2040	0.7	0.7
2041	0.8	0.8
2042	0.7	0.7
2043	0.3	0.4
2044	0.3	—
Total U.S. tax return general business credit carry-forwards	$5.8	$5.6
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.1	$0.1
2028	0.1	0.1
2030	0.3	0.3
2033	1.6	1.7
2034	1.9	1.9
2035	3.3	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	5.8	5.4
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$16.2	$15.9
New York State NOL carry-forwards(2)
2034	$8.1	$9.9
New York City NOL carry-forwards(2)
2034	$7.2	$8.7
Non-U.S. NOL carry-forwards(1)
Various	$1.1	$1.4

(1)Before valuation allowance.
(2)Pretax.

Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $29.8 billion at December 31, 2024 is more-likely-than-not, based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
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
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, ODL that Citi has incurred of approximately $9 billion as of December 31, 2024 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would help support the realization of the FTC carry-forwards after VA. As noted in the tables above, Citi’s FTC carry-forwards were $0.7 billion ($4.0 billion before VA) as of December 31, 2024, compared to $1.2 billion ($3.1 billion before VA) as of December 31, 2023. The increased VA on branch FTCs is reflected in the “Non-U.S. income tax rate differential” line in the “Tax Rate” section above. Citi believes that it will more-likely-than-not generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the VA, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

11.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2024	2023	2022
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$12,835	$9,382	$15,165
Less: Noncontrolling interests from continuing operations	151	153	89
Net income from continuing operations (for EPS purposes)	$12,684	$9,229	$15,076
Loss from discontinued operations, net of taxes	(2)	(1)	(231)
Citigroup’s net income	$12,682	$9,228	$14,845
Less: Preferred dividends	1,054	1,198	1,032
Net income available to common shareholders	$11,628	$8,030	$13,813
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	170	180	113
Net income allocated to common shareholders for basic EPS	$11,458	$7,850	$13,700
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,901.4	1,930.1	1,946.7
Basic earnings per share
Income from continuing operations	$6.03	$4.07	$7.16
Discontinued operations	—	—	(0.12)
Net income per share—basic(2)	$6.03	$4.07	$7.04
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$11,458	$7,850	$13,700
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	74	57	41
Net income allocated to common shareholders for diluted EPS	$11,532	$7,907	$13,741
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$1,901.4	$1,930.1	$1,946.7
Effect of dilutive securities(3)
Employee plans	38.7	25.7	17.6
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,940.1	1,955.8	1,964.3
Diluted earnings per share
Income from continuing operations	$5.95	$4.04	$7.11
Discontinued operations	—	—	(0.12)
Net income per share—diluted(2)	$5.94	$4.04	$7.00

(1)Other relevant items in 2024 include issuance costs of $11 million, $5 million, $8 million and $12 million related to the redemption of preferred stock series M, U, D and the remaining redemption of preferred stock series J, respectively, and a benefit of $14 million related to the reversal in 2024 of the 1% excise tax on preferred stock redemptions during 2023 due to the IRS final regulations issued in June 2024. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 22. The total for this line also includes dividends and undistributed earnings ($148 million combined for 2024) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)During 2024, 2023 and 2022, there were no weighted-average options outstanding.

12. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2024	2023
Securities purchased under agreements to resell	$192,950	$267,319
Securities borrowed	81,115	78,408
Total, net(1)	$274,065	$345,727
Allowance for credit losses on securities purchased and borrowed(2)	(3)	(27)
Total, net of allowance	$274,062	$345,700

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2024	2023
Securities sold under agreements to repurchase	$239,767	$264,958
Securities loaned	14,988	13,149
Total, net(1)	$254,755	$278,107

(1)     The above tables do not include securities-for-securities lending transactions of $5.2 billion and $4.3 billion at December 31, 2024 and 2023, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of December 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$516,722	$323,772	$192,950	$186,121	$6,829
Securities borrowed	100,442	19,327	81,115	22,228	58,887
Total	$617,164	$343,099	$274,065	$208,349	$65,716

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$563,539	$323,772	$239,767	$193,714	$46,053
Securities loaned	34,315	19,327	14,988	12,317	2,671
Total	$597,854	$343,099	$254,755	$206,031	$48,724

	As of December 31, 2023
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$515,533	$248,214	$267,319	$244,783	$22,536
Securities borrowed	97,881	19,473	78,408	25,433	52,975
Total	$613,414	$267,687	$345,727	$270,216	$75,511

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$513,172	$248,214	$264,958	$181,794	$83,164
Securities loaned	32,622	19,473	13,149	2,441	10,708
Total	$545,794	$267,687	$278,107	$184,235	$93,872

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$299,527	$154,036	$46,635	$63,341	$563,539
Securities loaned	25,898	213	1,007	7,197	34,315
Total	$325,425	$154,249	$47,642	$70,538	$597,854

	As of December 31, 2023
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$289,907	$134,870	$35,639	$52,756	$513,172
Securities loaned	24,997	—	1,270	6,355	32,622
Total	$314,904	$134,870	$36,909	$59,111	$545,794

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$324,233	$40	$324,273
State and municipal securities	183	—	183
Foreign government securities	132,123	1,069	133,192
Corporate bonds	17,467	330	17,797
Equity securities	18,498	32,837	51,335
Mortgage-backed securities	65,279	—	65,279
Asset-backed securities	2,609	23	2,632
Other	3,147	16	3,163
Total	$563,539	$34,315	$597,854

	As of December 31, 2023
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$223,343	$461	$223,804
State and municipal securities	447	2	449
Foreign government securities	174,661	118	174,779
Corporate bonds	12,403	195	12,598
Equity securities	5,853	31,574	37,427
Mortgage-backed securities	85,014	21	85,035
Asset-backed securities	3,032	178	3,210
Other	8,419	73	8,492
Total	$513,172	$32,622	$545,794

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2024	2023
Receivables from customers	$18,512	$15,986
Receivables from brokers, dealers and clearing organizations	32,329	37,929
Total brokerage receivables(1)	$50,841	$53,915
Payables to customers	$51,993	$49,206
Payables to brokers, dealers and clearing organizations	14,608	14,333
Total brokerage payables(1)	$66,601	$63,539

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

14.  INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2024	2023
Debt securities available-for-sale (AFS)	$226,876	$256,936
Debt securities held-to-maturity (HTM)(1)	242,382	254,247
Marketable equity securities carried at fair value(2)	151	258
Non-marketable equity securities carried at fair value(2)(3)	427	508
Non-marketable equity securities measured using the measurement alternative(4)	1,574	1,639
Non-marketable equity securities carried at cost(5)	5,247	5,497
Total investments(6)	$476,657	$519,085

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $23 million and $25 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at December 31, 2024 and 2023, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2024 and 2023, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the years ended December 31, 2024 and 2023.

The following table presents interest and dividend income on investments:

In millions of dollars	2024	2023	2022
Taxable interest	$17,978	$17,654	$10,643
Interest exempt from U.S. federal income tax	317	334	348
Dividend income	367	312	223
Total interest and dividend income on investments	$18,662	$18,300	$11,214

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

In millions of dollars	2024	2023	2022
Gross realized investment gains	$533	$324	$323
Gross realized investment losses	(205)	(136)	(256)
Net realized gains on sales of investments	$328	$188	$67

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	December 31, 2024					December 31, 2023
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)(3)	$30,208	$40	$942	$—	$29,306	$30,279	$170	$734	$—	$29,715
Residential	626	—	2	—	624	426	—	3	—	423
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$30,835	$40	$944	$—	$29,931	$30,706	$170	$737	$—	$30,139
U.S. Treasury and federal agency securities
U.S. Treasury	$52,630	$13	$264	$—	$52,379	$81,684	$59	$1,382	$—	$80,361
Total U.S. Treasury and federal agency securities	$52,630	$13	$264	$—	$52,379	$81,684	$59	$1,382	$—	$80,361
State and municipal	$1,749	$12	$103	$—	$1,658	$2,204	$18	$91	$—	$2,131
Foreign government	134,002	444	1,087	—	133,359	132,045	528	1,375	—	131,198
Corporate	4,923	19	122	6	4,814	5,610	18	208	8	5,412
Asset-backed securities(1)	856	3	11	—	848	921	17	—	—	938
Other debt securities	3,887	1	1	—	3,887	6,754	4	1	—	6,757
Total debt securities AFS	$228,882	$532	$2,532	$6	$226,876	$259,924	$814	$3,794	$8	$256,936

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
(3)Amortized cost includes unallocated portfolio-layer cumulative basis adjustments of $(0.2) billion as of December 31, 2024. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $35 million and $(1,129) million, respectively, as of December 31, 2024.

At December 31, 2024, the amortized cost of AFS debt securities for those in a loss position exceeded their fair value by $2,532 million. Of the $2,532 million, $1,037 million represented unrealized losses on AFS debt securities that have been in a gross unrealized loss position for less than a year and, of these, 67% were rated investment grade; and $1,495 million represented unrealized losses on AFS debt securities that have been in a gross unrealized loss position for a year or more and, of these, 91% were rated investment grade. Of the $1,495 million, $688 million represents mortgage-backed securities.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$16,690	$255	$8,484	$687	$25,174	$942
Residential	375	1	216	1	591	2
Commercial	—	—	1	—	1	—
Total mortgage-backed securities	$17,065	$256	$8,701	$688	$25,766	$944
U.S. Treasury and federal agency securities
U.S. Treasury	$13,660	$166	$1,710	$98	$15,370	$264
Total U.S. Treasury and federal agency securities	$13,660	$166	$1,710	$98	$15,370	$264
State and municipal	$855	$72	$335	$31	$1,190	$103
Foreign government	49,384	487	19,719	600	69,103	1,087
Corporate	455	45	2,444	77	2,899	122
Asset-backed securities	388	11	—	—	388	11
Other debt securities	1,098	—	939	1	2,037	1
Total debt securities AFS	$82,905	$1,037	$33,848	$1,495	$116,753	$2,532
December 31, 2023
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,602	$86	$9,734	$648	$18,336	$734
Residential	352	1	34	2	386	3
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$8,954	$87	$9,768	$650	$18,722	$737
U.S. Treasury and federal agency securities
U.S. Treasury	$11,851	$113	$57,669	$1,269	$69,520	$1,382
Total U.S. Treasury and federal agency securities	$11,851	$113	$57,669	$1,269	$69,520	$1,382
State and municipal	$906	$17	$324	$74	$1,230	$91
Foreign government	42,250	540	29,176	835	71,426	1,375
Corporate	2,319	103	1,619	105	3,938	208
Asset-backed securities	154	—	16	—	170	—
Other debt securities	1,864	1	228	—	2,092	1
Total debt securities AFS	$68,298	$861	$98,800	$2,933	$167,098	$3,794

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31, 2024
In millions of dollars	Amortized cost	Fair value	Weighted- average yield(1)
Mortgage-backed securities(2)
Due within 1 year	$19	$19	2.60%
After 1 but within 5 years	880	869	4.05
After 5 but within 10 years	556	526	3.95
After 10 years	29,573	28,517	4.58
Total(3)	$31,028	$29,931	4.55%
U.S. Treasury and federal agency securities
Due within 1 year	$30,956	$30,924	1.91%
After 1 but within 5 years	21,474	21,280	3.14
After 5 but within 10 years	200	175	3.63
After 10 years	—	—	—
Total	$52,630	$52,379	2.42%
State and municipal
Due within 1 year	$12	$12	1.75%
After 1 but within 5 years	131	126	3.68
After 5 but within 10 years	399	387	3.70
After 10 years	1,207	1,133	3.99
Total	$1,749	$1,658	3.89%
Foreign government
Due within 1 year	$58,930	$58,958	4.73%
After 1 but within 5 years	69,775	69,297	5.17
After 5 but within 10 years	4,770	4,670	4.50
After 10 years	527	434	4.85
Total	$134,002	$133,359	4.95%
All other(4)
Due within 1 year	$5,122	$5,110	2.55%
After 1 but within 5 years	3,731	3,657	3.31
After 5 but within 10 years	741	743	2.18
After 10 years	72	39	1.84
Total	$9,666	$9,549	2.81%
Total debt securities AFS(3)	$229,075	$226,876	4.22%

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
(3)Amortized cost excludes unallocated portfolio-layer cumulative basis adjustments of $(0.2) billion as of December 31, 2024.
(4)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed(3)	$72,542	$—	$10,291	$62,251
Non-U.S. residential	—	—	—	—
Commercial	1,247	12	151	1,108
Total mortgage-backed securities	$73,789	$12	$10,442	$63,359
U.S. Treasury securities	$126,142	$—	$6,934	$119,208
State and municipal	8,903	27	668	8,262
Foreign government	988	3	—	991
Asset-backed securities(2)	32,560	91	61	32,590
Total debt securities HTM, net	$242,382	$133	$18,105	$224,410
December 31, 2023
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$79,689	$7	$8,603	$71,093
Non-U.S. residential	198	—	—	198
Commercial	1,146	2	156	992
Total mortgage-backed securities	$81,033	$9	$8,759	$72,283
U.S. Treasury securities	$131,776	$—	$9,908	$121,868
State and municipal	9,182	73	477	8,778
Foreign government	2,210	—	58	2,152
Asset-backed securities(2)	30,046	9	135	29,920
Total debt securities HTM, net	$254,247	$91	$19,337	$235,001

(1)Amortized cost is reported net of ACL of $137 million and $95 million at December 31, 2024 and 2023, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31, 2024
In millions of dollars	Amortized cost(1)	Fair value	Weighted- average yield(2)
Mortgage-backed securities
Due within 1 year	$68	$68	5.53%
After 1 but within 5 years	1,127	1,075	3.24
After 5 but within 10 years	1,168	1,075	2.73
After 10 years	71,426	61,141	2.89
Total	$73,789	$63,359	2.90%
U.S. Treasury securities
Due within 1 year	$36,665	$36,296	0.94%
After 1 but within 5 years	89,477	82,912	1.16
After 5 but within 10 years	—	—	—
After 10 years	—	—	—
Total	$126,142	$119,208	1.10%
State and municipal
Due within 1 year	$32	$31	2.73%
After 1 but within 5 years	162	162	3.89
After 5 but within 10 years	1,923	1,810	2.87
After 10 years	6,786	6,259	3.40
Total	$8,903	$8,262	3.29%
Foreign government
Due within 1 year	$328	$327	9.95%
After 1 but within 5 years	660	664	9.80
After 5 but within 10 years	—	—	—
After 10 years	—	—	—
Total	$988	$991	9.86%
All other(3)
Due within 1 year	$—	$—	—%
After 1 but within 5 years	—	—	—
After 5 but within 10 years	13,040	13,058	6.07
After 10 years	19,520	19,532	5.97
Total	$32,560	$32,590	6.01%
Total debt securities HTM	$242,382	$224,410	2.38%

(1)Amortized cost is reported net of ACL of $137 million at December 31, 2024.
(2)Weighted-average yields are weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effects of any related hedging derivatives.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual
Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at December 31, 2024 and 2023.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of December 31, 2024 and 2023.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of December 31, 2024.

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

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

		Year ended
In millions of dollars	2024	2023	2022
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$323	$188	$360

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $6 million and $8 million as of December 31, 2024 and 2023, respectively.

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
Equity securities under the measurement alternative, which are composed of private equity investments, are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. Impairment indicators that are considered include, but are not limited to, the following:

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

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at December 31, 2024 and 2023:

In millions of dollars	December 31, 2024	December 31, 2023
Measurement alternative:
Carrying value	$1,574	$1,639

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Year ended December 31,
In millions of dollars	2024	2023
Measurement alternative(1):
Impairment losses	$108	$135
Downward changes for observable prices	5	24
Upward changes for observable prices	84	87

(1)     See Note 26 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2024
Measurement alternative:
Impairment losses	$438
Downward changes for observable prices	38
Upward changes for observable prices	1,033

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2024 and 2023, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2024	December 31, 2023
In North America offices(1)
Commercial and industrial	$57,730	$61,008
Financial institutions	41,815	39,393
Mortgage and real estate(2)	18,411	17,813
Installment and other(3)	25,529	23,335
Lease financing	235	227
Total	$143,720	$141,776
In offices outside North America(1)
Commercial and industrial	$92,856	$93,402
Financial institutions	27,276	26,143
Mortgage and real estate(2)	8,136	7,197
Installment and other(3)	25,800	27,907
Lease financing	40	48
Governments and official institutions	3,630	3,599
Total	$157,738	$158,296
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$301,458	$300,072
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$(72)	$93
Corporate loans, net of unearned income(4)(5)(6)	$301,386	$300,165

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Installment and other includes loans to SPEs and TTS commercial cards.
(4)Corporate loans are net of unearned income of ($969) million and ($917) million at December 31, 2024 and 2023, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2024 and 2023, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the years ended December 31, 2024 and 2023.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 24.

The Company sold and/or reclassified to held-for-sale $5.2 billion and $5.7 billion of corporate loans during the years ended December 31, 2024 and 2023, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2024 or 2023.

Delinquency Status
Citi generally does not manage corporate loans on a delinquency basis. See Note 1 for Citi’s policies related to corporate loans, including its non-accrual policy.
While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type.

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$183	$35	$218	$542	$147,914	$148,674
Financial institutions	8	—	8	73	68,297	68,378
Mortgage and real estate	6	2	8	567	25,971	26,546
Lease financing	—	1	1	—	275	276
Other	62	16	78	195	49,552	49,825
Loans at fair value						7,759
Total(5)	$259	$54	$313	$1,377	$292,009	$301,458

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2023

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$308	$118	$426	$717	$150,308	$151,451
Financial institutions	9	7	16	51	64,993	65,060
Mortgage and real estate	66	3	69	868	24,001	24,938
Lease financing	—	—	—	—	275	275
Other	66	17	83	246	50,738	51,067
Loans at fair value						7,281
Total(5)	$449	$145	$594	$1,882	$290,315	$300,072

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
(5)Excludes $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2024.

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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,039	$8,101	$5,035	$2,492	$1,225	$4,853	$32,862	$90,607
Financial institutions(4)	13,074	2,136	1,162	326	265	1,500	41,415	59,878
Mortgage and real estate	5,325	3,927	3,269	2,537	1,460	1,533	248	18,299
Other(5)	5,773	2,643	4,036	822	1,156	5,578	24,623	44,631
Total investment grade	$60,211	$16,807	$13,502	$6,177	$4,106	$13,464	$99,148	$213,415
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,937	$5,082	$3,576	$1,583	$318	$2,560	$19,468	$57,524
Financial institutions(4)	4,103	529	255	655	41	355	2,489	8,427
Mortgage and real estate	801	1,112	1,936	1,400	770	1,190	472	7,681
Other(5)	1,227	592	427	261	190	274	2,304	5,275
Non-accrual
Commercial and industrial(4)	43	78	48	17	7	44	305	542
Financial institutions	—	—	—	55	—	—	18	73
Mortgage and real estate	16	2	104	107	28	279	31	567
Other(5)	1	—	1	18	—	19	156	195
Total non-investment grade	$31,128	$7,395	$6,347	$4,096	$1,354	$4,721	$25,243	$80,284
Loans at fair value(6)								$7,759
Corporate loans, net of unearned income(7)	$91,339	$24,201	$19,849	$10,274	$5,460	$18,185	$124,391	$301,458

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior
Investment grade(3)
Commercial and industrial(4)	$47,811	$7,738	$3,641	$2,279	$2,604	$6,907	$34,956	$105,936
Financial institutions(4)	11,002	2,356	2,834	424	557	1,847	36,715	55,735
Mortgage and real estate	3,628	4,433	3,595	2,544	1,238	1,582	66	17,086
Other(5)	4,653	5,781	1,072	1,029	812	5,302	29,335	47,984
Total investment grade	$67,094	$20,308	$11,142	$6,276	$5,211	$15,638	$101,072	$226,741
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$17,570	$4,785	$1,914	$1,359	$732	$2,526	$15,912	$44,798
Financial institutions(4)	4,207	748	1,084	56	194	260	2,725	9,274
Mortgage and real estate	1,034	1,234	1,378	947	755	1,016	620	6,984
Other(5)	653	434	248	158	211	155	1,253	3,112
Non-accrual
Commercial and industrial	53	46	84	35	45	93	361	717
Financial institutions(4)	—	—	—	—	—	—	51	51
Mortgage and real estate	118	233	8	38	110	308	53	868
Other(5)	8	—	41	—	55	12	130	246
Total non-investment grade	$23,643	$7,480	$4,757	$2,593	$2,102	$4,370	$21,105	$66,050
Loans at fair value(6)								$7,281
Corporate loans, net of unearned income	$90,737	$27,788	$15,899	$8,869	$7,313	$20,008	$122,177	$300,072

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
(7)Excludes $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2024.

Corporate Gross Credit Losses
The tables below detail gross credit losses recognized during the years ended December 31, 2024 and 2023, by year of loan origination:

	For the year ended December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$18	$2	$3	$9	$20	$15	$184	$251
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	11	1	—	85	29	164
Other(1)	1	—		12	—	17	38	68
Total	$20	$39	$14	$22	$20	$118	$260	$493

	For the year ended December 31, 2023
In millions of dollars	2023	2022	2021	2020	2019	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$27	$20	$1	$1	$—	$10	$130	$189
Financial institutions	1	1	—	—	—	—	38	40
Mortgage and real estate	—	9	—	15	—	11	5	40
Other(1)	—	—	—	—	—	—	59	59
Total	$28	$30	$1	$16	$—	$21	$232	$328

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	December 31, 2024		December 31, 2023
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$199	$86	$507	$168
Financial institutions	—	—	48	15
Mortgage and real estate	276	42	697	128
Other	185	174	185	51
Total non-accrual corporate loans with specific allowances	$660	$302	$1,437	$362
Non-accrual corporate loans without specific allowances
Commercial and industrial	$343		$210
Financial institutions	73		3
Mortgage and real estate	291		171
Lease financing	—		—
Other	10		61
Total non-accrual corporate loans without specific allowances	$717	N/A	$445	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the years ended December 31, 2024, 2023 and 2022 was $65 million, $38 million and $66 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the year ended December 31, 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the year ended December 31, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at December 31, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$251	$251	$—	16
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	8
Other(5)	—	—	—	—
Total	$356	$356	$—

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of December 31, 2024.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $878 million as of December 31, 2024.
(3)The allowance for corporate loans, including modified loans, is based on the borrower’s overall financial performance. Charge-offs for amounts deemed uncollectible may be recorded at the time of the modification or may have already been recorded in prior periods such that no charge-off is required at the time of modification.
(4)Payment delays either for principal or interest payments had an immaterial financial impact.
(5)Other includes installment and other, lease financing and loans to government and official institutions.

	For the year ended December 31, 2023
In millions of dollars, except for weighted-average term extension	Total modifications balance at December 31, 2023(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$198	$180	$18	$19
Financial institutions	—	—	—	—
Mortgage and real estate	144	143	1	24
Other(5)	—	—	—	—
Total	$342	$323	$19	$—

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

Performance of Modified Corporate Loans
The following table presents the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the year ended December 31, 2024:

	As of December 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$251	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	—
Other(2)	—	—	—	—
Total	$356	$356	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the year ended December 31, 2024. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

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

See Note 1 for Citi’s policies related to consumer loans, including non-accrual and charge-off policies.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,613	$397	$349	$234	$114,593	$114	$409	$523	$128
Home equity loans(7)(8)	3,060	23	58	—	3,141	25	114	139	—
Credit cards	166,021	2,333	2,705	—	171,059	—	—	—	2,705
Personal, small business and other(9)	33,010	94	50	1	33,155	7	154	161	2
Total	$315,704	$2,847	$3,162	$235	$321,948	$146	$677	$823	$2,835
In offices outside North America(5)
Residential mortgages(6)	$24,358	$38	$60	$—	$24,456	$—	$155	$155	$—
Credit cards	12,523	190	214	—	12,927	—	211	211	72
Personal, small business and other(9)	33,859	100	36	—	33,995	—	121	121	—
Total	$70,740	$328	$310	$—	$71,378	$—	$487	$487	$72
Total excluding portfolio-layer hedges cumulative basis adjustments	$386,444	$3,175	$3,472	$235	$393,326	$146	$1,164	$1,310	$2,907
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$(224)
Total Citigroup(11)(12)					$393,102

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2023

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$107,720	$462	$294	$235	$108,711	$105	$384	$489	$120
Home equity loans(7)(8)	3,471	36	85	—	3,592	48	126	174	—
Credit cards	159,966	2,293	2,461	—	164,720	—	—	—	2,461
Personal, small business and other(9)	35,970	104	57	4	36,135	6	59	65	5
Total	$307,127	$2,895	$2,897	$239	$313,158	$159	$569	$728	$2,586
In offices outside North America(5)
Residential mortgages(6)	$26,309	$48	$69	$—	$26,426	$—	$243	$243	$—
Credit cards	13,797	209	227	—	14,233	—	211	211	88
Personal, small business and other(9)	35,233	107	40	—	35,380	—	133	133	—
Total	$75,339	$364	$336	$—	$76,039	$—	$587	$587	$88
Total Citigroup(11)(12)	$382,466	$3,259	$3,233	$239	$389,197	$159	$1,156	$1,315	$2,674

(1)Loans less than 30 days past due are presented as current.
(2)Includes $281 million and $313 million at December 31, 2024 and 2023, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $25.9 billion and $17.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2024. Excludes delinquencies on $29.2 billion and $17.0 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2023.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at December 31, 2024 and 2023, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.1 billion of residential mortgages outside North America related to Wealth at December 31, 2024. Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.9 billion of residential mortgages outside North America related to Wealth at December 31, 2023.
(7)Includes less than $0.1 billion and less than $0.1 billion at December 31, 2024 and 2023, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of December 31, 2024, Wealth in North America includes $28.1 billion of loans, of which $25.9 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $25.4 billion of loans, of which $17.6 billion are classifiably managed with 56% rated investment grade. As of December 31, 2023, Wealth in North America includes $31.6 billion of loans, of which $29.2 billion are classifiably managed with 92% rated investment grade, and Wealth outside North America includes $24.9 billion of loans, of which $17.0 billion are classifiably managed with 74% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 24.
(11)Consumer loans were net of unearned income of $889 million and $802 million at December 31, 2024 and 2023, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at December 31, 2024 and 2023, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees). During the years ended December 31, 2024 and 2023, the Company reversed accrued interest (primarily related to credit cards) of approximately $1.7 billion and $1.1 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

	For the years ended December 31,
In millions of dollars	2024	2023
In North America offices(1)
Residential first mortgages	$9	$11
Home equity loans	5	6
Personal, small business and other	1	3
Total	$15	$20
In offices outside North America(1)
Residential mortgages	$9	$10
Personal, small business and other	2	—
Total	$11	$10
Total Citigroup	$26	$30

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the years ended December 31, 2024 and 2023, the Company sold and/or reclassified to held-for-sale (HFS) approximately $335 million and $2,166 million of consumer loans, respectively. The higher sale activity in 2023 was primarily related to a larger mortgage portfolio sold. Except for the acquisition of an approximate $700 million credit card portfolio during the year ended December 31, 2024, the Company did not have significant purchases of consumer loans classified as held-for-investment during the years ended December 31, 2024 and 2023. Loans held by businesses that are for sale are not included in the above since they have been reclassified to Other assets. See Note 2 for additional information regarding Citigroup’s businesses held-for-sale.

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
With respect to Citi’s consumer loan portfolio outside of the U.S. as of December 31, 2024 and 2023 ($72.5 billion and $77.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2024	$123	$2,213	$10,308
2023	223	2,451	12,936
2022	354	3,272	16,034
2021	312	2,745	14,651
2020	298	1,990	12,245
Prior	1,473	5,034	20,573
Total residential first mortgages	$2,783	$17,705	$86,747	$—	$7,358	$114,593
Home equity line of credit (pre-reset)	$266	$764	$1,597
Home equity line of credit (post-reset)	58	80	75
Home equity term loans	45	87	114
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	45	86	111
Total home equity loans	$369	$931	$1,786	$—	$55	$3,141
Credit cards	$22,855	$59,574	$83,935
Revolving loans converted to term loans(4)	1,462	668	129
Total credit cards(5)	$24,317	$60,242	$84,064	$—	$1,874	$170,497
Personal, small business and other
2024	$96	$398	$1,219
2023	132	282	577
2022	131	180	271
2021	28	38	54
2020	2	2	4
Prior	94	152	150
Total personal, small business and other(6)(7)	$483	$1,052	$2,275	$25,860	$2,730	$32,400
Total(8)	$27,952	$79,930	$174,872	$25,860	$12,017	$320,631

FICO score distribution—U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2023	$163	$2,758	$14,309
2022	339	3,423	16,834
2021	270	3,107	15,094
2020	232	2,143	12,827
2019	138	1,382	6,266
Prior	1,377	4,122	16,164
Total residential first mortgages	$2,519	$16,935	$81,494	$—	$7,763	$108,711
Home equity line of credit (pre-reset)	$300	$905	$1,873
Home equity line of credit (post-reset)	61	76	69
Home equity term loans	56	111	136
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	2	1	2
2019	—	1	2
Prior	54	109	131
Total home equity loans	$417	$1,092	$2,078	$—	$5	$3,592
Credit cards	$21,899	$57,479	$81,168
Revolving loans converted to term loans(4)	1,011	490	108
Total credit cards(5)	$22,910	$57,969	$81,276	$—	$1,955	$164,110
Personal, small business and other
2023	$88	$343	$996
2022	204	351	583
2021	52	83	128
2020	6	9	14
2019	5	7	8
Prior	96	169	168
Total personal, small business and other(6)(7)	$451	$962	$1,897	$29,209	$2,739	$35,258
Total	$26,297	$76,958	$166,745	$29,209	$12,462	$311,671

(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)These personal, small business and other loans without a FICO score available include $25.9 billion and $29.2 billion of Private Bank loans as of December 31, 2024 and 2023, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of December 31, 2024 and 2023, approximately 83% and 92% of these loans, respectively, were rated investment grade.
(3)FICO scores not available primarily relate to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)Not included in the tables above are $33 million and $51 million of revolving credit card loans outside of the U.S. that were converted to term loans as of December 31, 2024 and 2023, respectively.
(5)Excludes $562 million and $610 million of balances related to Canada for December 31, 2024 and 2023, respectively.
(6)Excludes $755 million and $877 million of balances related to Canada for December 31, 2024 and 2023, respectively.
(7)Includes approximately $22 million and $37 million of personal revolving loans that were converted to term loans for December 31, 2024 and 2023, respectively.
(8)Excludes $(224) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2024.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the years ended December 31, 2024 and 2023, by year of loan origination:

In millions of dollars	For the year ended December 31, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	47
Total residential first mortgages	$48
Home equity line of credit (pre-reset)	$15
Home equity line of credit (post-reset)	2
Home equity term loans	2
Total home equity loans	$19
Credit cards	$9,069
Revolving loans converted to term loans	265
Total credit cards	$9,334
Personal, small business and other
2024	$171
2023	204
2022	165
2021	64
2020	25
Prior	171
Total personal, small business and other	$800
Total Citigroup	$10,201

In millions of dollars	For the year ended December 31, 2023
Residential first mortgages
2023	$—
2022	2
2021	1
2020	1
2019	5
Prior	41
Total residential first mortgages	$50
Home equity line of credit (pre-reset)	$3
Home equity line of credit (post-reset)	—
Home equity term loans	4
Total home equity loans	$7
Credit cards	$6,575
Revolving loans converted to term loans	184
Total credit cards	$6,759
Personal, small business and other
2023	$162
2022	202
2021	106
2020	44
2019	51
Prior	172
Total personal, small business and other	$737
Total Citigroup	$7,553

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

LTV distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$9,196	$3,550	$1
2023	13,973	2,036	2
2022	18,546	2,078	42
2021	18,247	472	33
2020	15,434	226	1
Prior	28,797	351	25
Total residential first mortgages	$104,193	$8,713	$104	$1,583	$114,593
Home equity loans (pre-reset)	$2,514	$26	$45
Home equity loans (post-reset)	435	3	9
Total home equity loans	$2,949	$29	$54	$109	$3,141
Total(2)	$107,142	$8,742	$158	$1,692	$117,734

LTV distribution—U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2023	$13,907	$3,769	$3
2022	17,736	3,900	52
2021	18,795	728	33
2020	16,094	306	1
2019	8,198	191	26
Prior	23,120	191	23
Total residential first mortgages	$97,850	$9,085	$138	$1,638	$108,711
Home equity loans (pre-reset)	$2,964	$29	$57
Home equity loans (post-reset)	476	5	12
Total home equity loans	$3,440	$34	$69	$49	$3,592
Total	$101,290	$9,119	$207	$1,687	$112,303

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $(224) million of unallocated portfolio-layer cumulative basis adjustments at December 31, 2024.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,808	$421	$—
2023	2,406	654	412
2022	2,579	462	698
2021	2,505	426	657
2020	1,739	326	176
Prior	7,642	148	8
Total	$19,679	$2,437	$1,951	$389	$24,456

LTV distribution—outside of U.S. portfolio(1)	December 31, 2023
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2023	$2,756	$1,007	$112
2022	3,229	807	439
2021	3,257	754	382
2020	2,286	454	62
2019	2,525	84	2
Prior	8,000	84	3
Total	$22,053	$3,190	$1,000	$183	$26,426

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of December 31, 2024 and 2023, mortgage portfolios outside of the U.S. had an average LTV of approximately 58% and 55%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q24 NCL ratio
Residential mortgages(3)	$24,456	$—	$24,456	0.16%	0.25%	0.06%
Credit cards	12,927	—	12,927	1.47	1.66	4.91
Personal, small business and other(4)	33,995	17,553	16,442	0.61	0.22	1.02
Total	$71,378	$17,553	$53,825	0.61%	0.58%	1.39%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2023	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q23 NCL ratio
Residential mortgages(3)	$26,426	$—	$26,426	0.18%	0.26%	0.06%
Credit cards	14,233	—	14,233	1.47	1.59	5.87
Personal, small business and other(4)	35,380	17,007	18,373	0.58	0.22	1.03
Total	$76,039	$17,007	$59,032	0.62%	0.57%	1.58%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of December 31, 2024 and 2023, approximately 56% and 74% of these loans, respectively, were rated investment grade.
(3)    Includes $19.1 billion and $19.9 billion as of December 31, 2024 and 2023, respectively, of residential mortgages related to Wealth.
(4)    Includes $25.4 billion and $24.9 billion as of December 31, 2024 and 2023, respectively, of loans related to Wealth.

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

Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the years ended December 31, 2024 and 2023, $33 million and $21 million of mortgage loans, respectively, were enrolled in trial programs. Mortgage loans of $9 million and $7 million had gone through Chapter 7 bankruptcy during the years ended December 31, 2024 and 2023, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the years ended December 31, 2024 and 2023 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the year ended December 31, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at December 31, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Weighted- average interest rate reduction %	Weighted- average term extension (months)	Weighted- average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.09%	$99	$1	$52	$36	$10	$—	1%	165	8
Home equity loans	0.10	3	—	—	2	1	—	2	163	10
Credit cards	0.84	1,432	1,430	—	2	—	—	24	—	4
Personal, small business and other	0.08	25	1	—	1	23	—	8	18	7
Total	0.48%	$1,559	$1,432	$52	$41	$34	$—
In offices outside North America(4)
Residential mortgages	0.15%	$37	$—	$—	$34	$3	$—	2%	189	12
Credit cards	0.13	17	17	—	—	—	—	23	—	—
Personal, small business and other	0.09	30	6	5	—	19	—	7	25	—
Total	0.12%	$84	$23	$5	$34	$22	$—

			For the year ended December 31, 2023
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at December 31, 2023(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Weighted- average interest rate reduction %	Weighted- average term extension (months)	Weighted- average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.15%	$164	$3	$63	$89	$9	$—	1%	202	9
Home equity loans	0.58	21	—	—	9	12	—	2	121	9
Credit cards	0.63	1,039	1,039	—	—	—	—	23	—	—
Personal, small business and other	0.04	14	2	—	—	12	—	6	15	—
Total	0.40%	$1,238	$1,044	$63	$98	$33	$—
In offices outside North America(4)
Residential mortgages	1.26%	$334	$—	$—	$33	$2	$299	2%	4	4
Credit cards	0.30	43	42	—	—	1	—	18	37	—
Personal, small business and other	0.08	27	5	7	—	15	—	7	19	—
Total	0.53%	$404	$47	$7	$33	$18	$299

(1)    The above table reflects activity for loans outstanding as of the end of the reporting period. During the years ended December 31, 2024 and 2023, Citi granted forgiveness of $1 million and less than $1 million in residential first mortgage loans, $81 million and $50 million in credit card loans and $3 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of December 31, 2024 and 2023.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the table above were immaterial at December 31, 2024 and 2023.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the years ended December 31, 2024 and 2023.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the years ended December 31, 2024 and 2023:

	As of December 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$40	$19	$40	$—
Home equity loans	3	1	—	2	—
Credit cards	1,432	1,081	211	140	291
Personal, small business and other	25	22	2	1	2
Total(2)(3)	$1,559	$1,144	$232	$183	$293
In offices outside North America(1)
Residential mortgages	$37	$34	$2	$1	$—
Credit cards	17	16	1	—	—
Personal, small business and other	30	24	4	2	1
Total(2)(3)	$84	$74	$7	$3	$1

	As of December 31, 2023
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$164	$70	$22	$72	$—
Home equity loans	21	14	1	6	—
Credit cards	1,039	740	179	120	204
Personal, small business and other	14	12	1	1	1
Total(2)(3)	$1,238	$836	$203	$199	$205
In offices outside North America(1)
Residential mortgages	$334	$331	$2	$1	$—
Credit cards	43	37	3	3	4
Personal, small business and other	27	24	3	—	1
Total(2)(3)	$404	$392	$8	$4	$5

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the years ended December 31, 2024 and 2023. Default is defined as 60 days past due:

		For the year ended December 31, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$31	$—	$28	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	211	211	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$243	$211	$28	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$4	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	5	—	—	—	5	—	—
Total	$10	$1	$—	$4	$5	$—	$—

		For the year ended December 31, 2023
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$12	$1	$10	$1	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	134	134	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$147	$135	$10	$1	$1	$—	$—
In offices outside North America(3)
Residential mortgages	$3	$—	$—	$3	$—	$—	$—
Credit cards(4)	5	5	—	—	—	—	—
Personal, small business and other	3	—	—	—	3	—	—
Total	$11	$5	$—	$3	$3	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

16. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2024	2023	2022
Allowance for credit losses on loans (ACLL) at beginning of year	$18,145	$16,974	$16,455
Adjustments to opening balance(1)
Financial instruments—TDRs and vintage disclosures(1)	—	(352)	—
Adjusted ACLL at beginning of year	$18,145	$16,622	$16,455
Gross credit losses on loans	$(10,694)	$(7,881)	$(5,156)
Gross recoveries on loans	1,694	1,444	1,367
Net credit losses on loans (NCLs)	$(9,000)	$(6,437)	$(3,789)
Replenishment of NCLs	$9,000	$6,437	$3,789
Net reserve builds (releases) for loans	791	1,272	937
Net specific reserve builds (releases) for loans	(65)	77	19
Total provision for credit losses on loans (PCLL)	$9,726	$7,786	$4,745
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(2)	23	—	—
Other, net (see table below)	(320)	174	(437)
ACLL at end of year	$18,574	$18,145	$16,974
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of year(3)	$1,728	$2,151	$1,871
Provision (release) for credit losses on unfunded lending commitments	(119)	(425)	291
Other, net	(8)	2	(11)
ACLUC at end of year(3)	$1,601	$1,728	$2,151
Total allowance for credit losses on loans, leases and unfunded lending commitments	$20,175	$19,873	$19,125

Other, net details
In millions of dollars	2024	2023	2022
Sales or transfers of various consumer loan portfolios to HFS(4)
Reclass of Thailand, India, Malaysia, Taiwan, Indonesia, Bahrain and Vietnam consumer ACLL to HFS	$—	$—	$(350)
Reclasses of consumer ACLL to HFS(4)	$—	$—	$(350)
FX translation and other	(320)	174	(87)
Other, net	$(320)	$174	$(437)

(1)See “Accounting Changes” in Note 1.
(2)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $52 million and $26 million during the years ended December 31, 2024 and 2023, respectively.
(3)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(4)See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2024

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,714	$15,431	$18,145
Charge-offs	(493)	(10,201)	(10,694)
Recoveries	96	1,598	1,694
Replenishment of NCLs	397	8,603	9,000
Net reserve builds (releases)	(67)	858	791
Net specific reserve builds (releases)	(63)	(2)	(65)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year(1)	—	23	23
Other	(28)	(292)	(320)
Ending balance	$2,556	$16,018	$18,574
ACLL
Collectively evaluated(2)	$2,254	$15,967	$18,221
Individually evaluated	302	38	340
Purchased credit deteriorated	—	13	13
Total ACLL	$2,556	$16,018	$18,574
Loans, net of unearned income
Collectively evaluated(2)	$292,250	$392,562	$684,812
Individually evaluated	1,377	134	1,511
Purchased credit deteriorated	—	125	125
Held at fair value	7,759	281	8,040
Total loans, net of unearned income	$301,386	$393,102	$694,488

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $52 million and $26 million during the years ended December 31, 2024 and 2023, respectively.
(2)See “Accounting Changes” in Note 1.

2024 Changes in the ACL
The total allowance for credit losses on loans, leases and unfunded lending commitments as of December 31, 2024 was $20,175 million, a slight increase from $19,873 million at December 31, 2023, primarily reflecting the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment and growth in cards balances.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of December 31, 2024 was $16,018 million, an increase from $15,431 million at December 31, 2023. The increase was primarily driven by the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment, as well as cards loan growth.

Corporate ACLL
Citi’s total corporate ACLL as of December 31, 2024 was $2,556 million, a decrease from $2,714 million at December 31, 2023. The decrease was primarily driven by releases for (i) specific risks and uncertainties impacting vulnerable industries and regions, and (ii) transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

ACLUC
As of December 31, 2024, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,601 million, a decrease from $1,728 million at December 31, 2023. The decrease was primarily driven by releases for specific risks and uncertainties impacting vulnerable industries and regions.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2023

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,855	$14,119	$16,974
Adjustments to opening balance:
Financial Instruments—TDRs and vintage disclosures(1)	—	(352)	(352)
Adjusted ACLL at beginning of year	$2,855	$13,767	$16,622
Charge-offs	$(328)	$(7,553)	$(7,881)
Recoveries	78	1,366	1,444
Replenishment of NCLs	250	6,187	6,437
Net reserve builds (releases)	(168)	1,440	1,272
Net specific reserve builds (releases)	39	38	77
Other	(12)	186	174
Ending balance	$2,714	$15,431	$18,145
ACLL
Collectively evaluated(1)	$2,352	$15,391	$17,743
Individually evaluated	362	40	402
Purchased credit deteriorated	—	—	—
Total ACLL	$2,714	$15,431	$18,145
Loans, net of unearned income
Collectively evaluated(1)	$291,002	$388,711	$679,713
Individually evaluated	1,882	58	1,940
Purchased credit deteriorated	—	115	115
Held at fair value	7,281	313	7,594
Total loans, net of unearned income	$300,165	$389,197	$689,362

(1)    See “Accounting Changes” in Note 1.

Allowance for Credit Losses on Loans at December 31, 2022

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,415	$14,040	$16,455
Charge-offs	(278)	(4,878)	(5,156)
Recoveries	100	1,267	1,367
Replenishment of NCLs	178	3,611	3,789
Net reserve builds (releases)	374	563	937
Net specific reserve builds (releases)	65	(46)	19
Other	1	(438)	(437)
Ending balance	$2,855	$14,119	$16,974

Allowance for Credit Losses on HTM Debt Securities
The allowance for credit losses on HTM debt securities, which the Company has the intent and ability to hold, was $137 million, $95 million and $120 million as of December 31, 2024, 2023 and 2022, respectively.

For ACL on AFS debt securities, see Note 14.

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$31	$27	$1,730	$1,788
Gross credit losses	—	—	(53)	(53)
Gross recoveries	—	—	27	27
Net credit losses (NCLs)	$—	$—	$(26)	$(26)
Replenishment of NCLs	$—	$—	$26	$26
Net reserve builds (releases)	(7)	(23)	366	336
Total provision for credit losses	$(7)	$(23)	$392	$362
Other, net	$1	$(1)	$(259)	$(259)
Allowance for credit losses on other assets at end of year	$25	$3	$1,837	$1,865

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

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

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

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

17.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets(1)	Banking(1)	USPB	Wealth	All Other	Total
Balance at December 31, 2021	$2,105	$6,078	$1,032	$5,223	$4,494	$2,367	$21,299
Foreign currency translation	62	(293)	2	50	(26)	5	(200)
Divestitures(2)	—	—	—	—	—	(873)	(873)
Impairment of goodwill(3)	—	—	—	—	—	(535)	(535)
Balance at December 31, 2022	$2,167	$5,785	$1,034	$5,273	$4,468	$964	$19,691
Foreign currency translation	47	85	5	125	1	144	407
Balance at December 31, 2023	$2,214	$5,870	$1,039	$5,398	$4,469	$1,108	$20,098
Foreign currency translation	(162)	(196)	(37)	(179)	(2)	(206)	(782)
Divestitures(4)	—	—	—	—	(16)	—	(16)
Balance at December 31, 2024	$2,052	$5,674	$1,002	$5,219	$4,451	$902	$19,300

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
(4)    Goodwill allocated to the global fiduciary and trust administration services business was classified as HFS during the third quarter of 2024.

Citi performed its annual goodwill impairment test, which resulted in no impairment of any of Citi’s reporting units’ goodwill. No additional triggering events were identified during the fourth quarter of 2024 and no goodwill was impaired during 2024.
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, as well as deterioration in economic or market conditions, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill.
For additional information regarding Citi’s goodwill impairment testing process, see Note 1 for Citi’s accounting policy for goodwill and Note 3 for a description of Citi’s operating segments.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2024			December 31, 2023
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,507	$808	$5,302	$4,365	$937
Credit card contract-related intangibles(2)	4,586	1,905	2,681	4,177	1,698	2,479
Other customer relationships	325	278	47	363	290	73
Present value of future profits	31	30	1	37	36	1
Indefinite-lived intangible assets	197	—	197	240	—	240
Intangible assets (excluding MSRs)	$10,454	$6,720	$3,734	$10,119	$6,389	$3,730
Mortgage servicing rights (MSRs)(3)	760	—	760	691	—	691
Total intangible assets	$11,214	$6,720	$4,494	$10,810	$6,389	$4,421

The changes in intangible assets were as follows:

	Net carrying amount at	Acquisitions/renewals/divestitures				Net carrying amount at
In millions of dollars	December 31, 2023		Amortization	Impairments	FX translation and other	December 31, 2024
Purchased credit card relationships(1)	$937	$13	$(142)	$—	$—	$808
Credit card contract-related intangibles(2)	2,479	414	(208)	(4)	—	2,681
Other customer relationships	73	—	(21)	—	(5)	47
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	240	—	—	—	(43)	197
Intangible assets (excluding MSRs)	$3,730	$427	$(371)	$(4)	$(48)	$3,734
Mortgage servicing rights (MSRs)(3)	691					760
Total intangible assets	$4,421					$4,494

(1)Reflects intangibles for the value of purchased credit card relationships (PCCR), which are discrete from contract-related intangibles. Additional PCCR during the year relates to a new card partnership with a 10-year term.
(2)Reflects contract-related intangibles (CI) associated with a new card partnership or extension of Citi’s existing credit card program agreements with partners. Additional CI during the year primarily relates to an extension of an existing card partnership. The weighted-average amortization period of the additional CI recognized during the year is approximately 20 years.
(3)See Notes 23 and 26.

Intangible assets amortization expense was $371 million, $370 million and $352 million for 2024, 2023 and 2022, respectively. Intangible assets amortization expense is estimated to be $243 million in 2025, $233 million in 2026, $225 million in 2027, $213 million in 2028 and $182 million in 2029.

18.  DEPOSITS

Deposits consisted of the following:

	December 31,
In millions of dollars	2024	2023
Non-interest-bearing deposits in U.S. offices	$123,338	$112,089
Interest-bearing deposits in U.S. offices (including $1,262 and $1,309 as of December 31, 2024 and 2023, respectively, at fair value)	551,547	576,784
Total deposits in U.S. offices(1)	$674,885	$688,873
Non-interest-bearing deposits in offices outside the U.S. (including $383 and $0 as of December 31, 2024 and 2023, respectively, at fair value)	$84,349	$88,988
Interest-bearing deposits in offices outside the U.S. (including $1,963 and $1,131 as of December 31, 2024 and 2023, respectively, at fair value)	525,224	530,820
Total deposits in offices outside the U.S.(1)	$609,573	$619,808
Total deposits	$1,284,458	$1,308,681

At December 31, 2024 and 2023, time deposits in denominations that met or exceeded the insured limit were as follows:

	December 31,
In millions of dollars	2024	2023
U.S. offices(1)(2)	$41,153	$67,471
Offices outside the U.S.(1)(3)(4)	146,109	155,973
Total	$187,262	$223,444

(1)    The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.
(2)    Represents time deposits in U.S. offices in denominations that met or exceeded $250,000.
(3)    Time deposits in offices outside the U.S. are assumed to be a depositor’s account as single account ownership.
(4)    The insurance coverage is applied in sequence of checking, savings and short- and long-term time deposits accounts.

At December 31, 2024, the maturities of time deposits were as follows:

In millions of dollars	U.S.	Outside U.S.	Total
2025	$79,765	$152,771	$232,536
2026	1,834	950	2,784
2027	205	196	401
2028	219	20	239
2029	181	30	211
After 5 years	125	4	129
Total	$82,329	$153,971	$236,300

FDIC Special Assessment
Citi recorded $203 million and $1,706 million in Other operating expenses for the years ended 2024 and 2023, respectively, related to the FDIC’s final rule implementing a special assessment to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank. The special assessment expenses are reflected in Corporate/Other in All Other.

19.  DEBT

Short-Term Borrowings

	December 31,
	2024		2023
In millions of dollars	Balance	Weighted- average coupon(1)	Balance	Weighted- average coupon(1)
Commercial paper
Bank(2)	$15,127		$11,116
Broker-dealer and other(3)	13,789		9,106
Total commercial paper	$28,916	4.85%	$20,222	5.72%
Other borrowings(4)	19,589	4.67	17,235	5.45
Total	$48,505		$37,457

(1)The weighted-average coupon excludes structured notes accounted for at fair value and the effect of hedges.
(2)Represents Citibank entities as well as other bank entities.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(4)Includes borrowings from Federal Home Loan Banks and other market participants. At December 31, 2024 and 2023, collateralized short-term advances from Federal Home Loan Banks were $5.0 billion and $8.0 billion, respectively.

Some of Citigroup’s non-bank subsidiaries have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank. Borrowings under these facilities are secured in accordance with Section 23A of the Federal Reserve Act.

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted- average coupon(1)	Maturities	2024	2023
Citigroup Inc.(2)
Senior debt	3.66%	2025–2098	$133,519	$135,579
Subordinated debt(3)	5.13	2025–2046	28,883	25,116
Trust preferred securities	10.93	2036–2040	1,622	1,614
Bank(4)
Senior debt	5.11	2025–2039	35,470	31,673
Broker-dealer(5)
Senior debt	4.55	2025–2070	87,806	92,637
Total	4.26%		$287,300	$286,619
Senior debt			$256,795	$259,889
Subordinated debt(3)			28,883	25,116
Trust preferred securities			1,622	1,614
Total			$287,300	$286,619

(1)The weighted-average coupon excludes structured notes accounted for at fair value and the effect of hedges.
(2)Represents the parent holding company.
(3)Includes notes that are subordinated within certain countries, regions or subsidiaries.
(4)Represents Citibank entities as well as other bank entities. At December 31, 2024 and 2023, collateralized long-term advances from the Federal Home Loan Banks were $8.5 billion and $11.5 billion, respectively.
(5)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line. Balances primarily relate to senior debt.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2024, the Company’s overall weighted-average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 4.26% on a contractual basis and 4.40% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2025	2026	2027	2028	2029	Thereafter	Total
Citigroup Inc.	$10,563	$28,503	$13,228	$19,917	$5,563	$86,250	$164,024
Bank	9,999	10,723	5,318	2,576	3,391	3,463	35,470
Broker-dealer	21,313	11,643	11,777	6,763	8,868	27,442	87,806
Total	$41,875	$50,869	$30,323	$29,256	$17,822	$117,155	$287,300

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2024:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Notional amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo. SOFR +663.161 bps(3)	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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
The following table presents for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup			Citibank
		Well- capitalized minimum	December 31, 2024	December 31, 2023	Well- capitalized minimum	December 31, 2024	December 31, 2023
CET1 Capital			$155,363	$153,595		$153,483	$147,109
Tier 1 Capital			174,527	172,504		155,613	149,238
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			205,827	201,768		173,060	168,571
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			197,371	191,919		165,581	160,706
Total risk-weighted assets—Standardized Approach			1,139,988	1,148,608		998,817	983,960
Total risk-weighted assets—Advanced Approaches			1,280,190	1,268,723		1,109,387	1,057,194
Quarterly adjusted average total assets(1)			2,433,364	2,394,272		1,726,312	1,666,609
Total Leverage Exposure(2)			2,985,418	2,964,954		2,195,386	2,166,334
CET1 Capital ratio(3)	4.5%	N/A	13.63%	13.37%	6.5%	13.83%	13.92%
Tier 1 Capital ratio(3)	6.0	6.0%	15.31	15.02	8.0	14.03	14.12
Total Capital ratio(3)	8.0	10.0	15.42	15.13	10.0	14.93	15.20
Leverage ratio	4.0	N/A	7.17	7.20	5.0	9.01	8.95
Supplementary Leverage ratio	3.0	N/A	5.85	5.82	6.0	7.09	6.89

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
N/A  Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agencies definitions as of December 31, 2024 and 2023.
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
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $5.5 billion and $16.3 billion in dividends indirectly from Citibank through its holding company during 2024 and 2023, respectively.

21.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$—	$(38,765)
Other comprehensive income before reclassifications	(5,599)	2,047	(2,718)	(19)	(2,855)	49	—	(9,095)
Increase (decrease) due to amounts reclassified from AOCI	215	(18)	95	116	384	6	—	798
Change, net of taxes	$(5,384)	$2,029	$(2,623)	$97	$(2,471)	$55	$—	$(8,297)
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(7)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	2,266	(1,553)	(327)	(416)	752	(16)	7	713
Increase (decrease) due to amounts reclassified from AOCI	(12)	2	1,443	121	—	(32)	—	1,522
Change, net of taxes	$2,254	$(1,551)	$1,116	$(295)	$752	$(48)	$7	$2,235
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	913	(429)	405	242	(5,162)	2	19	(4,010)
Increase (decrease) due to amounts reclassified from AOCI	(6)	17	781	181	—	(14)	(1)	958
Change, net of taxes	$907	$(412)	$1,186	$423	$(5,162)	$(12)	$18	$(3,052)
Balance, December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)

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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, euro, Egyptian pound, Chilean peso, Japanese yen and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2024. Primarily reflects the movements in (by order of impact) the Mexican peso, Polish zloty, euro, Brazilian real, Russian ruble and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2023. Primarily reflects the movements in (by order of impact) the Indian rupee, South Korean won, euro, Chinese yuan, Russian ruble, Japanese yen and British pound sterling against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2022. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)December 31, 2022 reflects a reduction from an approximate $470 million (after-tax) ($620 million pretax) CTA loss (net of hedges) recorded in June 2022, associated with the closing of Citi’s sale of its consumer banking business in Australia (see Note 2). The reduction from AOCI had a neutral impact on Citi’s CET1 Capital.
(6)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $413 million and $557 million at December 31, 2024 and 2023, respectively.
(7)See Note 1.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(7,178)	1,794	(5,384)
Debt valuation adjustment (DVA)	2,685	(656)	2,029
Cash flow hedges	(3,477)	854	(2,623)
Benefit plans	31	66	97
Foreign currency translation adjustment (CTA)	(2,004)	(467)	(2,471)
Excluded component of fair value hedges	73	(18)	55
Long-duration insurance contracts	—	—	—
Change	$(9,870)	$1,573	$(8,297)
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of period	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	3,136	(882)	2,254
DVA	(2,078)	527	(1,551)
Cash flow hedges	1,480	(364)	1,116
Benefit plans	(353)	58	(295)
CTA	665	87	752
Excluded component of fair value hedges	(70)	22	(48)
Long-duration insurance contracts	12	(5)	7
Change	$2,792	$(557)	$2,235
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	1,160	(253)	907
DVA	(573)	161	(412)
Cash flow hedges	1,570	(384)	1,186
Benefit plans	576	(153)	423
CTA	(4,759)	(403)	(5,162)
Excluded component of fair value hedges	(19)	7	(12)
Long-duration insurance contracts	28	(10)	18
Change	$(2,017)	$(1,035)	$(3,052)
Balance, December 31, 2024	$(54,439)	$6,587	$(47,852)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
(2)    See Note 1.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2024	2023	2022
Realized (gains) losses on sales of investments	$(328)	$(188)	$(67)
Gross impairment losses	323	188	360
Subtotal, pretax	$(5)	$—	$293
Tax effect	(1)	(12)	(78)
Net realized (gains) losses on investments, after-tax(1)	$(6)	$(12)	$215
Realized DVA (gains) losses on fair value option liabilities, pretax	$23	$3	$(25)
Tax effect	(6)	(1)	7
Net realized DVA, after-tax	$17	$2	$(18)
Interest rate contracts	$1,027	$1,897	$125
Foreign exchange contracts	3	4	4
Subtotal, pretax	$1,030	$1,901	$129
Tax effect	(249)	(458)	(34)
Amortization of cash flow hedges, after-tax(2)	$781	$1,443	$95
Amortization of unrecognized:
Prior service cost (benefit)	$(17)	$(22)	$(23)
Net actuarial loss	256	196	221
Curtailment/settlement impact(3)	2	(7)	(37)
Subtotal, pretax	$241	$167	$161
Tax effect	(60)	(46)	(45)
Amortization of benefit plans, after-tax(3)	$181	$121	$116
Excluded component of fair value hedges, pretax	$(18)	$(43)	$9
Tax effect	4	11	(3)
Excluded component of fair value hedges, after-tax	$(14)	$(32)	$6
Long-duration contracts, pretax	$(1)	$—	$—
Tax effect	—	—	—
Long-duration contracts, after-tax	$(1)	$—	$—
CTA, pretax	$—	$—	$438
Tax effect	—	—	(54)
CTA, after-tax(4)	$—	$—	$384
Total amounts reclassified out of AOCI, pretax	$1,270	$2,028	$1,005
Total tax effect	(312)	(506)	(207)
Total amounts reclassified out of AOCI, after-tax	$958	$1,522	$798

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 14.
(2)See Note 24.
(3)See Note 8.
(4)The pretax amount is reclassified to Discontinued operations and Other revenue in the Consolidated Statement of Income, and results from the substantial liquidation of a legacy U.K. consumer operation. See Note 2.

22.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of December 31, 2024	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	December 31, 2024	December 31, 2023
Series D(1)	April 30, 2013	May 15, 2023	N/A	$1,000	1,250,000	$—	$1,250
Series J(2)	September 19, 2013	September 30, 2023	N/A	25	22,000,000	—	550
Series M(3)	April 30, 2014	May 15, 2024	N/A	1,000	1,750,000	—	1,750
Series P(4)	April 24, 2015	May 15, 2025	5.950%	1,000	2,000,000	2,000	2,000
Series T(5)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(6)	September 12, 2019	September 12, 2024	N/A	1,000	1,500,000	—	1,500
Series V(7)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(8)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(9)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(10)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(11)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(12)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(13)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	—
Series CC(14)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	—
Series DD(15)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	—
Series EE(16)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	—
						$17,850	$17,600

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
(6)Citi redeemed Series U in its entirety on September 12, 2024.
(7)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on January 30 and July 30 at a fixed rate until, but excluding, January 30, 2025, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Citi redeemed Series V in its entirety on January 30, 2025.
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
(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, August 15, 2034, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series DD reset date and every 10 years thereafter equal to the 10-year treasury rate plus 2.757%, in each case when, as and if declared by the Citi Board of Directors.
(16)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, February 15, 2030, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series EE reset date and every five years thereafter equal to the five-year treasury rate plus 2.572%, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

On February 12, 2025, Citi issued $2 billion of Series FF preferred stock.

23. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,746	$29,746	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	120,568	—	120,568	2,387	—	—	123	2,510
Non-agency-sponsored	62,378	—	62,378	3,479	—	566	—	4,045
Citi-administered asset-backed commercial paper conduits	21,306	21,306	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	3,920	—	3,920	2,019	—	—	—	2,019
Asset-based financing(5)	268,498	7,947	260,551	54,349	735	13,185	—	68,269
Municipal securities tender option bond trusts (TOBs)	935	935	—	—	—	—	—	—
Municipal investments	20,280	3	20,277	2,360	2,730	2,502	—	7,592
Client intermediation	387	81	306	20	—	—	49	69
Investment funds	641	21	620	4	18	98	—	120
Total	$528,659	$60,039	$468,620	$64,618	$3,483	$16,351	$172	$84,624

	As of December 31, 2023
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,852	$31,852	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,787	—	123,787	2,332	—	—	136	2,468
Non-agency-sponsored	64,963	—	64,963	3,751	—	129	—	3,880
Citi-administered asset-backed commercial paper conduits	21,097	21,097	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	5,562	—	5,562	2,344	—	—	—	2,344
Asset-based financing(5)	204,680	12,197	192,483	48,187	902	13,655	—	62,744
Municipal securities tender option bond trusts (TOBs)	1,493	883	610	12	—	417	—	429
Municipal investments	21,317	3	21,314	2,243	2,779	2,587	—	7,609
Client intermediation	368	86	282	37	—	—	—	37
Investment funds	545	70	475	3	10	95	—	108
Total	$475,664	$66,188	$409,476	$58,909	$3,691	$16,883	$136	$79,619

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s December 31, 2024 and 2023 Consolidated Balance Sheet.
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

(5)    Included within this line are loans to third-party-sponsored private equity funds, which represent $45.5 billion and $6 billion in unconsolidated VIE assets and $824 million and $282 million in maximum exposure to loss as of December 31, 2024 and 2023, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of December 31, 2024 and 2023, the Company’s maximum exposure to loss related to these transactions was $8.1 billion and $8.5 billion, respectively (see Notes 15 and 26);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 14 and 26);
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

The following tables present certain assets and liabilities of consolidated VIEs, which are included on Citi’s Consolidated Balance Sheet. The assets include those assets that can only be used to settle obligations of consolidated VIEs and are in excess of those obligations. In addition, the assets include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	December 31,
In millions of dollars	2024	2023
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$65	$44
Trading account assets	6,971	11,350
Investments	739	767
Loans, net of unearned income
Consumer	32,958	35,141
Corporate	21,492	21,207
Loans, net of unearned income	$54,450	$56,348
Allowance for credit losses on loans (ACLL)	(2,376)	(2,481)
Total loans, net	$52,074	$53,867
Other assets	190	160
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$60,039	$66,188

	December 31,
In millions of dollars	2024	2023
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$13,628	$9,692
Long-term debt	5,271	8,443
Other liabilities	920	927
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$19,819	$19,062

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	December 31, 2024		December 31, 2023
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$566	$—	$129
Citi-administered asset-backed commercial paper conduits	—	—	—	—
Asset-based financing	—	13,185	—	13,655
Municipal securities tender option bond trusts (TOBs)	—	—	417	—
Municipal investments	—	2,502	—	2,587
Investment funds	—	98	—	95
Total funding commitments	$—	$16,351	$417	$16,466

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2024	December 31, 2023
Cash	$—	$—
Trading account assets	3.4	1.9
Investments	5.6	8.3
Total loans, net of allowance	58.4	51.8
Other	0.6	0.6
Total assets	$68.0	$62.6

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
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2024	December 31, 2023
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$5.2	$6.9
Retained by Citigroup as trust-issued securities	3.7	5.1
Retained by Citigroup via non-certificated interests	22.1	21.4
Total	$31.0	$33.4

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2024	2023	2022
Proceeds from new securitizations	$—	$1.5	$0.3
Pay down of maturing notes	(1.7)	(2.4)	(2.1)

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

Master Trust Liabilities (at Par Value)
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted-average maturity of the third-party term notes issued by the Master Trust was 3.6 years as of December 31, 2024 and 3.8 years as of December 31, 2023.

In billions of dollars	Dec. 31, 2024	Dec. 31, 2023
Term notes issued to third parties	$4.3	$5.4
Term notes retained by Citigroup affiliates	1.7	1.5
Total Master Trust liabilities	$6.0	$6.9

Omni Trust Liabilities (at Par Value)
The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted-average maturity of the third-party term notes issued by the Omni Trust was 1.4 years as of December 31, 2024 and 1.3 years as of December 31, 2023.

In billions of dollars	Dec. 31, 2024	Dec. 31, 2023
Term notes issued to third parties	$0.9	$1.5
Term notes retained by Citigroup affiliates	2.0	3.6
Total Omni Trust liabilities	$2.9	$5.1

Mortgage Securitizations
Citigroup provides a wide range of mortgage loan products to a diverse customer base that are securitized through the use of VIEs, which are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces Citi’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust.
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

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2024		2023		2022
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$8.0	$9.4	$4.9	$4.8	$6.9	$13.9
Proceeds from new securitizations	8.2	8.8	4.9	3.5	6.7	13.4
Contractual servicing fees received	0.1	—	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.2	—	0.2	—	0.2
Purchases of previously transferred financial assets	0.1	—	—	—	0.1	—

Note: Excludes re-securitization transactions.

For non-consolidated mortgage securitization entities where the transfer of loans to the VIE meets the conditions for sale accounting, Citi recognizes a gain or loss based on the difference between the carrying value of the transferred assets and the proceeds received (generally cash but may be beneficial interests or servicing rights).

Agency and non-agency securitization gains for the year ended December 31, 2024 were $0.4 million and $216.2 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2023 were $0.4 million and $88.7 million, respectively, and $1.3 million and $154.8 million, respectively, for the year ended December 31, 2022.

	2024			2023
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$783	$902	$1,058	$689	$943	$963

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 26 for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2024
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	11.9%	2.6%	6.9%
Weighted-average constant prepayment rate	9.5%	17.7%	10.1%
Weighted-average anticipated net credit losses(2)	NM	0.2%	0.4%
Weighted-average life	6.8 years	3.2 years	7.5 years

	December 31, 2023
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	12.9%	6.0%	6.1%
Weighted-average constant prepayment rate	5.9%	8.6%	7.3%
Weighted-average anticipated net credit losses(2)	NM	0.2%	0.9%
Weighted-average life	7.7 years	6.8 years	8.1 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	December 31, 2024
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	7.2%	23.6%	NM
Weighted-average constant prepayment rate	5.7%	16.4%	NM
Weighted-average anticipated net credit losses(2)	NM	NM	NM
Weighted-average life	7.6 years	4.5 years	NM

	December 31, 2023
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	5.4%	NM	NM
Weighted-average constant prepayment rate	5.8%	NM	NM
Weighted-average anticipated net credit losses(2)	NM	NM	NM
Weighted-average life	7.5 years	NM	NM

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

	December 31, 2024
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(28)	$—	$—
Adverse change of 20%	(55)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	(1)	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2023
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(20)	$—	$—
Adverse change of 20%	(40)	—	—
Constant prepayment rate
Adverse change of 10%	(17)	—	—
Adverse change of 20%	(34)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities at December 31:

	Securitized assets		90 days past due		Liquidation losses
In billions of dollars, except liquidation losses in millions	2024	2023	2024	2023	2024	2023
Securitized assets
Residential mortgages(1)	$31.0	$28.2	$0.3	$0.5	$(0.6)	$4.3
Commercial and other	31.1	29.9	—	—	—	—
Total	$62.1	$58.1	$0.3	$0.5	$(0.6)	$4.3

(1)     Securitized assets include $91 million of personal loan securitizations as of December 31, 2024.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized and the proceeds from new securitizations for the year ended December 31, 2024 were $1.2 billion and $1.2 billion, respectively, compared to $1 billion and $0.7 billion, respectively, as of December 31, 2023. The gains recognized on the securitization of consumer loans were $5.1 million and $7.5 million for the years ended December 31, 2024 and 2023.

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
These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 26 for the valuation of MSRs). The MSRs correspond to principal loan balances of $56 billion and $52 billion as of December 31, 2024 and 2023, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2024	2023	2022
Servicing fees	$127	$129	$122
Late fees	1	4	4
Total MSR fees	$128	$133	$126

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2024 and 2023, Citi transferred agency securities with a fair value of approximately $22.8 billion and $17.1 billion, respectively, to re-securitization entities.
As of December 31, 2024, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.6 billion (including $977 million related to re-securitization transactions executed in 2024), compared to $1.7 billion as of December 31, 2023 (including $930 million related to re-securitization transactions executed in 2023), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2024 and 2023 were approximately $76.8 billion and $84.1 billion, respectively.
As of December 31, 2024 and 2023, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
Citi’s multi-seller commercial paper conduits provide the Company’s clients access to low-cost funding in the commercial paper markets. The conduits provide financing facilities to clients that are funded by issuing commercial paper to third-party investors.
As administrator to Citi’s conduits, the Company is responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits’ assets and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit.
The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2024 and 2023, the commercial paper conduits administered by Citi had approximately $21.3 billion and $21.1 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $16.7 billion and $16.7 billion, respectively.
At December 31, 2024 and 2023, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 82 and 68 days, respectively.
The conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $2.1 billion as of December 31, 2024 and $2.1 billion as of December 31, 2023. In the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
Citigroup also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduits is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has generally agreed to purchase non-defaulted eligible receivables from the conduit at par. The APA generally does not permit the purchase of defaulted or impaired assets. Any funding under the APA will likely subject the underlying conduit clients to increased interest costs. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments, where the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions.
In the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup’s conduits. At December 31, 2024 and 2023, the Company owned $6.4 billion and $10.1 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
The asset-backed commercial paper conduits are consolidated by Citi. The Company has determined that, through its roles as administrator and liquidity provider, it has both the power to direct the activities that most significantly impact the entities’ economic performance and an economic interest that could potentially be significant. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

Collateralized Loan Obligations (CLOs)
A collateralized loan obligation (CLO) is a VIE that purchases a portfolio of assets consisting primarily of non-investment-grade corporate loans, financed through the issuance of multiple tranches of debt and equity to investors. A third-party asset manager is contracted by the CLO to purchase the underlying assets from the open market and monitor the credit risk associated with those assets. Over the term of a CLO, the asset manager directs purchases and sales of assets in a manner consistent with the CLO’s asset management agreement and indenture.
Citi serves as a structuring and placement agent with respect to certain CLOs. Typically, the debt and equity of the CLOs are sold to third-party investors. On occasion, certain Citi entities may purchase some portion of a CLO’s liabilities for investment purposes. In addition, Citi may purchase, typically in the secondary market, certain securities issued by the CLOs to support its market-making activities.
The Company generally does not have the power to direct the activities that most significantly impact the economic performance of the CLOs, as this power is generally held by a third-party asset manager of the CLO. As such, those CLOs are not consolidated.

The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In billions of dollars	2024	2023	2022
Cash flows received on retained interests and other net cash flows	$0.3	$0.1	$0.3
Purchases of previously transferred financial assets	—	—	—

In millions of dollars	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2022
Carrying value of retained interests	$275	$604	$681

    All of Citi’s retained interests were held-to-maturity securities as of December 31, 2024 and 2023.

Municipal Securities Tender Option Bond (TOB) Trusts
Municipal TOB trusts may hold fixed- or floating-rate, taxable or tax-exempt securities issued by state and local governments and municipalities. TOB trusts are typically structured as single-issuer entities whose assets are purchased from either the Company or from other investors in the municipal securities market. TOB trusts finance the purchase of their municipal assets by issuing two classes of certificates: long-dated, floating rate certificates (Floaters) that are putable pursuant to a liquidity facility and residual interest certificates (Residuals). The Floaters are purchased by third-party investors, typically tax-exempt money market funds. The Residuals are purchased by the original owner of the municipal securities that are being financed.
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
With respect to both customer and non-customer TOB trusts, Citi may provide remarketing agent services. If Floaters are optionally tendered, Citigroup may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2024, $0.4 billion of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company. At December 31, 2023 none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
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
At December 31, 2024, the Company did not have any liquidity or reimbursement agreements. At December 31, 2023, liquidity agreements provided with respect to customer TOB trusts totaled $0.4 billion, of which $0.3 billion was offset by reimbursement agreements.
Citi considers both customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company, as the power to direct the activities that most significantly impact the trust’s economic performance rests with the customer Residual holder, who may unilaterally cause the sale of the trust’s bonds.
Non-customer TOB trusts generally are consolidated because the Company holds the Residual interest and thus has the unilateral power to cause the sale of the trust’s bonds.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.5 billion as of December 31, 2024 and $1.2 billion as of December 31, 2023. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

	December 31, 2024		December 31, 2023
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$61,322	$9,693	$42,869	$8,831
Corporate loans	45,542	21,009	27,903	18,546
Other (including investment funds, airlines and shipping)	153,687	37,567	121,711	35,367
Total	$260,551	$68,269	$192,483	$62,744

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
Derivative transactions are customarily documented under industry standard master netting agreements, which provide that following an event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net obligation due to be paid to, or by, the defaulting party. These net obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate contracts
Swaps	$276,939	$277,003	$15,245,212	$17,077,712
Futures and forwards	—	—	3,006,869	3,022,127
Written options	—	—	2,799,577	2,753,912
Purchased options	—	—	2,526,165	2,687,662
Total interest rate contracts	$276,939	$277,003	$23,577,823	$25,541,413
Foreign exchange contracts
Swaps	$36,421	$45,851	$7,422,309	$7,943,054
Futures, forwards and spot	55,671	49,779	4,028,135	3,737,063
Written options	—	—	1,022,109	778,397
Purchased options	—	—	1,013,884	771,134
Total foreign exchange contracts	$92,092	$95,630	$13,486,437	$13,229,648
Equity contracts
Swaps	$—	$—	$323,751	$317,117
Futures and forwards	—	—	73,437	72,592
Written options	—	—	581,659	544,315
Purchased options	—	—	436,702	428,949
Total equity contracts	$—	$—	$1,415,549	$1,362,973
Commodity and other contracts
Swaps	$—	$—	$80,582	$82,009
Futures and forwards	4,403	1,750	183,494	161,811
Written options	—	—	54,673	49,555
Purchased options	—	—	55,819	46,742
Total commodity and other contracts	$4,403	$1,750	$374,568	$340,117
Credit derivatives(1)
Protection sold	$—	$—	$439,146	$496,699
Protection purchased	—	—	531,429	567,627
Total credit derivatives	$—	$—	$970,575	$1,064,326
Total derivative notionals	$373,434	$374,383	$39,824,952	$41,538,477

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2024 and 2023. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at December 31, 2024	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$695	$1
Cleared	154	19
Interest rate contracts	$849	$20
Over-the-counter	$2,951	$1,117
Cleared	—	—
Foreign exchange contracts	$2,951	$1,117
Total derivatives instruments designated as ASC 815 hedges	$3,800	$1,137
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$95,907	$88,776
Cleared	33,447	33,269
Exchange traded	75	67
Interest rate contracts	$129,429	$122,112
Over-the-counter	$210,755	$202,582
Cleared	2,329	2,298
Exchange traded	10	20
Foreign exchange contracts	$213,094	$204,900
Over-the-counter	$19,262	$25,950
Cleared	—	—
Exchange traded	35,882	35,786
Equity contracts	$55,144	$61,736
Over-the-counter	$11,945	$13,804
Exchange traded	675	826
Commodity and other contracts	$12,620	$14,630
Over-the-counter	$6,907	$5,569
Cleared	1,808	1,684
Credit derivatives	$8,715	$7,253
Total derivatives instruments not designated as ASC 815 hedges	$419,002	$410,631
Total derivatives	$422,802	$411,768
Less: Netting agreements(3)	$(334,900)	$(334,900)
Less: Netting cash collateral received/paid(4)	(27,303)	(28,570)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$60,599	$48,298
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(808)	$(52)
Less: Non-cash collateral received/paid	(6,017)	(3,376)
Total net receivables/payables(5)	$53,774	$44,870

(1)The derivatives fair values are also presented in Note 26.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $264 billion, $36 billion and $35 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $13 billion of derivative asset and $15 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.

The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2024	2023	2022
Interest rate contracts	$(91)	$(47)	$141
Foreign exchange	(135)	(216)	(56)
Total	$(226)	$(263)	$85

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
	2024		2023		2022
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(1,073)	$—	$(804)	$—	$(8,322)
Foreign exchange hedges	(112)	—	1,433	—	(1,375)	—
Commodity hedges(2)	657	—	(46)	—	(1,870)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$545	$(1,073)	$1,387	$(804)	$(3,245)	$(8,322)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$1,071	$—	$795	$—	$8,087
Foreign exchange hedges	112	—	(1,433)	—	1,372	—
Commodity hedges(2)	(657)	—	46	—	1,870	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(545)	$1,071	$(1,387)	$795	$3,242	$8,087
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(3)	36	—	2	—	171	—
Commodity hedges(2)(4)	396	—	312	—	94	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$432	$—	$314	$—	$265	$—

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
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(19) million and $(70) million for the years ended December 31, 2024 and 2023, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The year ended December 31, 2024 includes gain (loss) of approximately $321 million and $75 million under the mark-to-market approach and amortization approach, respectively. The year ended December 31, 2023 includes gain (loss) of approximately $284 million and $28 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2024 and 2023, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods.

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2024
Debt securities AFS—specifically hedged(2)	$55,786	$(348)	$(100)
Debt securities AFS—portfolio-layer method(2)(3)	28,554	(193)	(67)
Consumer loans—portfolio-layer method(4)	53,700	(224)	—
Corporate loans—portfolio-layer method(5)	4,269	(72)	(12)
Long-term debt	147,910	(1,051)	(4,499)
As of December 31, 2023
Debt securities AFS—specifically hedged(2)	$83,243	$(1,173)	$(231)
Debt securities AFS—portfolio-layer method(2)(3)	28,643	248	(51)
Corporate loans—portfolio-layer method(5)	4,968	93	(3)
Long-term debt	141,449	(908)	(5,160)
(1)    Excludes physical commodities inventories with a carrying value of approximately $11.4 billion and $8 billion as of December 31, 2024 and 2023, respectively, which includes cumulative basis adjustments of approximately $0.8 billion and $1.2 billion, respectively, for active hedges.
(2)    Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)    The Company designated approximately $12.9 billion and $14.0 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2024 and 2023, respectively.
(4)    The Company designated approximately $17.0 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2024.
(5)    The Company designated approximately $3.0 billion and $3.6 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2024 and 2023, respectively.

Cash Flow Hedges
The pretax change in AOCI from cash flow hedges is presented below:

In millions of dollars	2024		2023		2022
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$476		$(434)		$(3,640)
Foreign exchange contracts	(7)		13		34
Total gain (loss) recognized in AOCI	$469		$(421)		$(3,606)
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(1,027)	$—	$(1,897)	$—	$(125)
Foreign exchange contracts	(3)	—	(4)	—	(4)	—
Total gain (loss) reclassified from AOCI into earnings	$(3)	$(1,027)	$(4)	$(1,897)	$(4)	$(125)
Net pretax change in cash flow hedges included within AOCI		$1,499		$1,480		$(3,477)

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2024 is approximately $(0.5) billion. The maximum length of time over which forecasted cash flows are hedged is 14 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 21.

Net Investment Hedges
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $2.8 billion, $(1.4) billion and $370 million for the years ended December 31, 2024, 2023 and 2022, respectively. The year ended December 31, 2022 includes a $36 million pretax loss related to net investment hedges, which were reclassified from AOCI into earnings (recorded in Other revenue).

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions and to facilitate client transactions.
Citi manages counterparty credit risk arising from credit derivative contracts primarily through master netting agreements, collateral agreements and daily margin settlement requirements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by reference entity and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,765	$6,545	$486,901	$431,005
Total return swaps and other	1,950	708	44,528	8,141
Total by instrument	$8,715	$7,253	$531,429	$439,146
By rating of reference entity
Investment grade	$4,578	$3,450	$405,271	$350,124
Non-investment grade	4,137	3,803	126,158	89,022
Total by rating of reference entity	$8,715	$7,253	$531,429	$439,146
By maturity
Within 1 year	$1,606	$1,166	$140,541	$118,885
From 1 to 5 years	5,625	4,906	342,608	295,503
After 5 years	1,484	1,181	48,280	24,758
Total by maturity	$8,715	$7,253	$531,429	$439,146

(1)The fair value amount receivable is composed of $3,864 million under protection purchased and $4,851 million under protection sold.
(2)The fair value amount payable is composed of $5,403 million under protection purchased and $1,850 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2023	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,686	$7,243	$539,522	$491,514
Total return swaps and other	653	839	28,105	5,185
Total by instrument	$8,339	$8,082	$567,627	$496,699
By rating of reference entity
Investment grade	$4,282	$4,138	$444,989	$393,115
Non-investment grade	4,057	3,944	122,638	103,584
Total by rating of reference entity	$8,339	$8,082	$567,627	$496,699
By maturity
Within 1 year	$986	$1,713	$155,910	$128,874
From 1 to 5 years	5,816	4,939	366,156	337,583
After 5 years	1,537	1,430	45,561	30,242
Total by maturity	$8,339	$8,082	$567,627	$496,699

(1)The fair value amount receivable is composed of $2,770 million under protection purchased and $5,569 million under protection sold.
(2)The fair value amount payable is composed of $6,097 million under protection purchased and $1,985 million under protection sold.

Fair values included in the above tables are prior to application of any netting agreements and cash collateral. For notional amounts, there is generally a difference between the total notional amounts of protection purchased and sold, and Citi may hold the reference assets directly rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures. The ratings of the credit derivatives portfolio presented in the tables and used to evaluate payment/performance risk are based on the assigned internal or external ratings of the reference asset or entity.
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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2024 and 2023 was $15 billion and $15 billion, respectively. The Company posted $13 billion and $12 billion as collateral for this exposure in the normal course of business as of December 31, 2024 and 2023, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2024, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in an amount of less than $1 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.2 billion and $4.3 billion as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the fair value of these previously derecognized assets was $5.8 billion. The fair value of the total return swaps as of December 31, 2024 was $179 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities. At December 31, 2023, the fair value of these previously derecognized assets was $4.3 billion, and the fair value of the total return swaps was $121 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2024, Citigroup’s most significant concentration of credit risk was in AFS and HTM securities and Trading-related assets (trading securities) (collectively referred to below as “securities exposure”) with the U.S. government and its agencies, foreign governments, and states and municipalities.
At December 31, 2024 and 2023, the Company’s securities exposure to the U.S. government and its agencies was $493 billion and $517 billion; to foreign governments was $209 billion and $206 billion; and to states and municipalities was $11 billion and $12 billion, respectively.

This page intentionally left blank.

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

Fair Value Hierarchy Principles
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

Determination of Fair Value and Hierarchy Levels
For assets and liabilities carried at fair value, the Company measures fair value using the procedures set out below, irrespective of whether the assets and liabilities are measured at fair value as a result of an election, a non-recurring lower-of-cost-or-market (LOCOM) adjustment, or because they are required to be measured at fair value.
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
Where internal valuation techniques are used to determine fair value estimates, independent vendor or broker data is utilized when possible. Vendor and broker valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models, and the Company assesses the quality and relevance of this information in determining the estimate of fair value. The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value. Where appropriate, the description includes details of the valuation models, the key inputs to those models and any significant assumptions.

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
The FVA represents a market funding risk premium inherent in the uncollateralized portion of a derivative portfolio and in certain collateralized derivative portfolios that do not include standard credit support annexes (CSAs), such as where the CSA does not permit the reuse of collateral received. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements in which the terms do not permit the Company to reuse the collateral received, including where counterparties post collateral to third-party custodians. Citi’s CVA and FVA methodologies consist of two steps:

•First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions, and a Monte Carlo simulation or other quantitative analysis is used to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants and sources of funding, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated as a netting set for this purpose, since it is those net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance and term funding risk, rather than using the current recognized net asset or liability as a basis to measure the CVA and FVA.
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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at December 31, 2024 and 2023:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2024	December 31, 2023
Counterparty CVA	$(561)	$(580)
Asset FVA	(539)	(562)
Citigroup (own credit) CVA	346	381
Liability FVA	209	255
Total CVA and FVA—derivative instruments	$(545)	$(506)

The table below summarizes pretax gains (losses) related to changes in CVA and FVA on derivative instruments, net of hedges (recorded in Principal transactions revenue in the Consolidated Statement of Income), and changes in debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities (recorded in Other comprehensive income in the Consolidated Statement of Comprehensive Income) for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2024	2023	2022
Counterparty CVA	$(63)	$(31)	$(227)
Asset FVA	68	64	(102)
Own credit CVA	(56)	(212)	157
Liability FVA	(46)	(23)	155
Total CVA and FVA—derivative instruments	$(97)	$(202)	$(17)
DVA related to own FVO liabilities(1)	$(573)	$(2,078)	$2,685
Total CVA, DVA and FVA	$(670)	$(2,280)	$2,668

(1)    See Note 21.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
As no quoted prices exist for these instruments, fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivatives or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

Trading Account Assets and Liabilities—Trading Securities and Trading Loans
When available, the Company uses quoted market prices in active markets to determine the fair value of trading securities; such items are classified within Level 1 of the fair value hierarchy. Examples include government securities and exchange-traded equity securities.
For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing various valuation techniques, including discounted cash flows, price-based and internal models. Where internal valuation techniques are used to determine fair value estimates, prices from independent sources, including third-party vendors, are utilized when possible. A price-based methodology utilizes, where available, quoted prices or other market information obtained from recent trading activity of instruments with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2.
However, when the significant inputs to the valuation are unobservable, or prices from independent sources are insufficient to corroborate valuation, a loan or security is generally classified as Level 3. Where internal valuation techniques are used to determine fair value estimates, prices from independent sources, including third-party vendors, are utilized when possible.
When the Company’s principal exit market for a portfolio of loans is through securitization, the Company uses the securitization price as a key input into the fair value of the loan portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization within the current market environment. Where such a valuation approach is possible, loan portfolios are typically classified within Level 2 of the fair value hierarchy.
For most of the subprime mortgage-backed security (MBS) exposures, fair value is determined utilizing observable transactions where available, or other valuation techniques such as discounted cash flow analysis utilizing valuation assumptions derived from similar, more observable securities as market proxies. The valuation of certain asset-backed security (ABS) collateralized debt obligation (CDO) positions is inferred through the net asset value of the underlying assets of the ABS CDO.

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

Mortgage Servicing Rights
The fair value of the mortgage servicing rights (MSRs), included in Intangible assets, is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, Citigroup economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities, all classified as Trading account assets.
See Note 23 for additional information on Citi’s MSRs.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$462,542	$128	$462,670	$(321,815)	$140,855
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	63,365	301	63,666	—	63,666
Residential	—	528	67	595	—	595
Commercial	—	631	36	667	—	667
Total trading mortgage-backed securities	$—	$64,524	$404	$64,928	$—	$64,928
U.S. Treasury and federal agency securities	$142,837	$6,517	$1	$149,355	$—	$149,355
State and municipal	—	168	11	179	—	179
Foreign government	35,805	39,035	15	74,855	—	74,855
Corporate	1,197	13,474	269	14,940	—	14,940
Equity securities	41,163	7,479	166	48,808	—	48,808
Asset-backed securities	—	2,131	178	2,309	—	2,309
Other trading assets	—	26,441	333	26,774	—	26,774
Total trading non-derivative assets	$221,002	$159,769	$1,377	$382,148	$—	$382,148
Trading derivatives
Interest rate contracts	$17	$128,562	$1,699	$130,278
Foreign exchange contracts	—	215,330	715	216,045
Equity contracts	44	53,734	1,366	55,144
Commodity contracts	—	11,546	1,074	12,620
Credit derivatives	—	7,993	722	8,715
Total trading derivatives—before netting and collateral	$61	$417,165	$5,576	$422,802
Netting agreements					$(334,900)
Netting of cash collateral received					(27,303)
Total trading derivatives—after netting and collateral	$61	$417,165	$5,576	$422,802	$(362,203)	$60,599
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,270	$36	$29,306	$—	$29,306
Residential	—	596	28	624	—	624
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$29,867	$64	$29,931	$—	$29,931
U.S. Treasury and federal agency securities	$51,501	$878	$—	$52,379	$—	$52,379
State and municipal	—	1,230	428	1,658	—	1,658
Foreign government	62,106	71,241	12	133,359	—	133,359
Corporate	3,163	1,505	146	4,814	—	4,814
Marketable equity securities	130	7	14	151	—	151
Asset-backed securities	—	846	2	848	—	848
Other debt securities	—	3,881	6	3,887	—	3,887
Non-marketable equity securities(2)	—	—	404	404	—	404
Total investments	$116,900	$109,455	$1,076	$227,431	$—	$227,431
Table continues on the next page.

In millions of dollars at December 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,778	$262	$8,040	$—	$8,040
Mortgage servicing rights	—	—	760	760	—	760
Other financial assets	$5,373	$9,424	$15	$14,812	$—	$14,812
Total assets	$343,336	$1,166,133	$9,194	$1,518,663	$(684,018)	$834,645
Total as a percentage of gross assets(3)	22.6%	76.8%	0.6%
Liabilities
Deposits	$—	$3,569	$39	$3,608	$—	$3,608
Securities loaned and sold under agreements to repurchase	—	260,286	390	260,676	(211,522)	49,154
Trading account liabilities
Securities sold, not yet purchased	72,324	13,184	28	85,536	—	85,536
Other trading liabilities	—	12	—	12	—	12
Total trading account liabilities	$72,324	$13,196	$28	$85,548	$—	$85,548
Trading derivatives
Interest rate contracts	$6	$120,097	$2,029	$122,132
Foreign exchange contracts	—	205,487	530	206,017
Equity contracts	40	58,642	3,054	61,736
Commodity contracts	—	13,960	670	14,630
Credit derivatives	—	6,635	618	7,253
Total trading derivatives—before netting and collateral	$46	$404,821	$6,901	$411,768
Netting agreements					$(334,900)
Netting of cash collateral paid					(28,570)
Total trading derivatives—after netting and collateral	$46	$404,821	$6,901	$411,768	$(363,470)	$48,298
Short-term borrowings	$—	$12,187	$297	$12,484	$—	$12,484
Long-term debt	—	91,619	21,100	112,719	—	112,719
Other financial liabilities	$4,478	$744	$—	$5,222	$—	$5,222
Total liabilities	$76,848	$786,422	$28,755	$892,025	$(574,992)	$317,033
Total as a percentage of gross liabilities(3)	8.6%	88.2%	3.2%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $23 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2024 and 2023. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(4)	$—	$—	$—	$111	$—	$—	$(118)	$128	$(4)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(50)	—	456	(856)	667	—	(497)	—	301	(18)
Residential	116	(8)	—	84	(79)	159	—	(205)	—	67	(1)
Commercial	202	17	—	56	(189)	162	—	(212)	—	36	(4)
Total trading mortgage-backed securities	$899	$(41)	$—	$596	$(1,124)	$988	$—	$(914)	$—	$404	$(23)
U.S. Treasury and federal agency securities	$7	$4	$—	$1	$(1)	$—	$—	$—	$(10)	$1	$—
State and municipal	3	2	—	20	(10)	—	—	(4)	—	11	1
Foreign government	54	(9)	—	21	(49)	192	—	(194)	—	15	—
Corporate	500	155	—	188	(484)	587	—	(669)	(8)	269	97
Marketable equity securities	292	5	—	239	(75)	169	—	(464)	—	166	(8)
Asset-backed securities	531	(53)	—	54	(210)	273	—	(417)	—	178	(21)
Other trading assets	833	174	—	200	(440)	377	34	(829)	(16)	333	42
Total trading non-derivative assets	$3,119	$237	$—	$1,319	$(2,393)	$2,586	$34	$(3,491)	$(34)	$1,377	$88
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(875)	$—	$275	$462	$94	$19	$(35)	$815	$(330)	$(381)
Foreign exchange contracts	295	600	—	100	(485)	13	—	(197)	(141)	185	(474)
Equity contracts	(1,634)	68	—	(135)	1,022	(954)	—	(77)	22	(1,688)	(459)
Commodity contracts	279	460	—	46	(210)	(104)	—	(66)	(1)	404	512
Credit derivatives	(73)	155	—	(20)	29	(4)	—	—	17	104	81
Total trading derivatives, net(4)	$(2,218)	$408	$—	$266	$818	$(955)	$19	$(375)	$712	$(1,325)	$(721)

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$4	$3	$—	$7	$—	$(53)	$—	$36	$5
Residential	116	—	(3)	5	(90)	—	—	—	—	28	(3)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$191	$—	$1	$8	$(90)	$7	$—	$(53)	$—	$64	$2
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(31)	—	(8)	14	—	(89)	—	428	(14)
Foreign government	194	—	(16)	8	(174)	36	—	(36)	—	12	(3)
Corporate	362	—	(24)	78	(348)	183	—	(105)	—	146	(7)
Marketable equity securities	27	—	(13)	—	—	—	—	—	—	14	—
Asset-backed securities	—	—	—	2	—	3	—	(3)	—	2	—
Other debt securities	—	—	—	—	—	6	—	—	—	6	—
Non-marketable equity securities	483	—	(3)	—	—	187	—	(263)	—	404	(7)
Total investments	$1,799	$—	$(86)	$96	$(620)	$436	$—	$(549)	$—	$1,076	$(29)
Loans	$427	$—	$(85)	$664	$(896)	$—	$250	$—	$(98)	$262	$(6)
Mortgage servicing rights	691	—	37	—	—	—	104	—	(72)	760	44
Other financial assets	30	—	(1)	—	—	5	51	(5)	(65)	15	(1)
Liabilities
Deposits	$29	$1	$4	$51	$(40)	$—	$39	$—	$(35)	$39	$1
Securities loaned and sold under agreements to repurchase	390	5	—	—	—	976	—	—	(971)	390	5
Trading account liabilities
Securities sold, not yet purchased	35	(14)	—	35	(30)	116	—	—	(142)	28	5
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(94)	—	88	(560)	1	479	—	(286)	297	(37)
Long-term debt	38,380	1,757	—	4,626	(22,923)	—	5,995	—	(3,221)	21,100	1,731
Other financial liabilities measured on a recurring basis	6	—	—	—	—	—	5	—	(11)	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2024.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2023
Assets
Securities borrowed and purchased under agreements to resell	$149	$8	$—	$—	$(2)	$308	$—	$—	$(324)	$139	$13
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	600	7	—	396	(543)	616	—	(495)	—	581	14
Residential	166	2	—	103	(110)	197	—	(242)	—	116	(20)
Commercial	145	(25)	—	202	(88)	118	—	(150)	—	202	(15)
Total trading mortgage-backed securities	$911	$(16)	$—	$701	$(741)	$931	$—	$(887)	$—	$899	$(21)
U.S. Treasury and federal agency securities	$1	$(4)	$—	$10	$—	$—	$—	$—	$—	$7	$—
State and municipal	7	(3)	—	21	(2)	—	—	(20)	—	3	—
Foreign government	119	(18)	—	8	(66)	174	—	(163)	—	54	(1)
Corporate	394	289	—	285	(691)	1,163	—	(940)	—	500	(6)
Marketable equity securities	192	68	—	99	(39)	146	—	(174)	—	292	62
Asset-backed securities	668	25	—	105	(138)	801	—	(930)	—	531	12
Other trading assets	648	184	—	609	(437)	919	2	(1,086)	(6)	833	28
Total trading non-derivative assets	$2,940	$525	$—	$1,838	$(2,114)	$4,134	$2	$(4,200)	$(6)	$3,119	$74
Trading derivatives, net(4)
Interest rate contracts	$355	$(1,588)	$—	$(172)	$(314)	$21	$6	$58	$549	$(1,085)	$(1,481)
Foreign exchange contracts	50	412	—	91	46	135	—	(107)	(332)	295	(144)
Equity contracts	(1,104)	(672)	—	32	858	(819)	—	(114)	185	(1,634)	(927)
Commodity contracts	278	324	—	235	77	(389)	—	(34)	(212)	279	(284)
Credit derivatives	(157)	(220)	—	(1)	307	(8)	—	—	6	(73)	(54)
Total trading derivatives, net(4)	$(578)	$(1,744)	$—	$185	$974	$(1,060)	$6	$(197)	$196	$(2,218)	$(2,890)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$4	$—	$(3)	$47	$—	$(3)	$—	$75	$2
Residential	41	—	1	—	—	90	—	(16)	—	116	1
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$71	$—	$5	$—	$(3)	$137	$—	$(19)	$—	$191	$3
U.S. Treasury and federal agency securities	$—	$—	$(1)	$—	$(20)	$51	$—	$(30)	$—	$—	$—
State and municipal	586	—	27	2	(86)	64	—	(51)	—	542	31
Foreign government	608	—	(13)	27	(327)	850	—	(951)	—	194	(3)
Corporate	343	—	(2)	49	(61)	131	—	(98)	—	362	(4)
Marketable equity securities	10	—	17	—	—	—	—	—	—	27	—
Asset-backed securities	1	—	(1)	30	—	—	—	(30)	—	—	—
Other debt securities	—	—	1	—	(63)	62	—	—	—	—	—
Non-marketable equity securities	430	—	31	8	—	42	—	(28)	—	483	82
Total investments	$2,049	$—	$64	$116	$(560)	$1,337	$—	$(1,207)	$—	$1,799	$109

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2022	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2023
Loans	$1,361	$—	$(236)	$32	$(309)	$—	$241	$—	$(662)	$427	$(16)
Mortgage servicing rights	665	—	28	—	—	—	66	—	(68)	691	20
Other financial assets	57	—	(24)	—	(2)	50	22	(32)	(41)	30	—
Liabilities
Deposits	$15	$(7)	$(4)	$50	$(118)	$—	$84	$—	$(13)	$29	$9
Securities loaned and sold under agreements to repurchase	1,031	(5)	—	—	(24)	1,335	61	—	(2,018)	390	—
Trading account liabilities
Securities sold, not yet purchased	50	(30)	—	22	(49)	123	—	—	(141)	35	(13)
Other trading liabilities	3	1	—	4	(2)	3	—	—	(7)	—	—
Short-term borrowings	38	44	—	62	(31)	2	488	—	(34)	481	(27)
Long-term debt	36,117	(1,039)	—	4,913	(10,215)	—	9,811	—	(3,285)	38,380	(2,644)
Other financial liabilities	2	—	6	—	(1)	6	49	(20)	(24)	6	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2023 to December 31, 2024:

During the 12 months ended December 31, 2024, transfers of Long-term debt were $22.9 billion from Level 3 to Level 2, and $4.6 billion from Level 2 to Level 3. The Level 3 to Level 2 transfers were primarily the result of enhanced significance testing of unobservable inputs for certain structured debt instruments. The Level 2 to Level 3 transfers were primarily the result of certain unobservable inputs becoming more significant to the overall valuation of these instruments. The Level 3 to Level 2 transfers of $1.0 billion related to Equity contracts were primarily the result of certain unobservable inputs related to equity options becoming less significant to the overall valuation of these instruments.

The following were the significant Level 3 transfers for the period December 31, 2022 to December 31, 2023:

During the 12 months ended December 31, 2023, transfers of Long-term debt were $4.9 billion from Level 2 to Level 3. Of the $4.9 billion transfer, approximately $4.2 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.6 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $10.2 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the 12 months ended December 31, 2023.

Valuation Techniques and Inputs for Level 3 Fair
Value Measurements
The Company’s Level 3 inventory consists of both cash instruments and derivatives of varying complexity.
The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements. Methodologies are applied consistently.
Changes in listed inputs period versus period represent variables that become more, or less, significant, hence their addition or removal from the tables below. Differences between these tables and amounts presented in the Level 3 Fair Value Rollforward tables represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$128	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.81%	3.81%	3.81%
Mortgage-backed securities	$230	Yield analysis	Yield	5.24%	18.43%	9.25%
	214	Price-based	Price	$0.01	$99.81	$35.24
State and municipal, foreign government, corporate and other debt securities	$560	Price-based	Price	$—	$173.20	$98.52
	489	Model-based	Credit spread	35 bps	550 bps	277 bps
			Yield	4.20%	10.60%	9.88%
	140	Cash flow	WAL	3.59 years	8.82 years	7.57 years
Marketable equity securities(5)	$131	Price-based	Price	$—	$14,382.07	$442.64
	22	Model-based	WAL	2.40 years	2.40 years	2.40 years
			Recovery (in millions)	$8,628	$8,628	$8,628
Asset-backed securities	$132	Price-based	Price	$3.46	$132.54	$74.86
	47	Yield analysis	Yield	5.85%	12.76%	8.07%
Non-marketable equities	$222	Comparables analysis	Illiquidity discount	7.40%	33.00%	16.47%
			Revenue multiple	4.50x	16.31x	11.97x
			EBITDA multiples	16.20x	16.20x	16.20x
	81	Price-based	Price	$0.54	$2,960.96	$432.84
	50	Cash flow	Discount rate	9.75%	17.50%	13.38%
	50	Model-based
Derivatives—gross(6)
Interest rate contracts (gross)	$3,574	Model-based	IR normal volatility	0.16%	20.00%	2.18%
			Yield	1.69%	46.32%	5.64%
			Equity forward	71.78%	334.29%	106.48%
Foreign exchange contracts (gross)	$1,247	Model-based	IR normal volatility	0.67%	1.13%	0.93%
			IR basis	(7.50)%	64.75%	5.01%
			FX volatility	3.33%	27.64%	12.55%
			Yield	1.69%	46.32%	9.26%
Equity contracts (gross)(7)	$4,345	Model-based	Equity volatility	—%	145.41%	32.89%
			Equity forward	71.78%	334.29%	105.90%
			Equity-FX correlation	(93.33)%	70.00%	(14.52)%
			Equity-Equity correlation	(36.22)%	99.00%	72.43%
Commodity and other contracts (gross)	$1,716	Model-based	Forward price	1.84%	244.41%	115.84%
			Commodity volatility	7.14%	285.61%	35.86%
Credit derivatives (gross)	$869	Model-based	Recovery rate	20.00%	72.00%	41.54%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Credit spread	5.00 bps	747.27 bps	100.50 bps
			Credit spread volatility	29.85%	81.44%	67.58%
	468	Price-based	Price	$43.71	$103.53	$85.76
			Upfront points	(6.25)%	110.52%	43.93%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$91.12	$104.49	$100.04
Loans and leases	$177	Model-based	Equity volatility	35.42%	41.94%	37.21%
			Forward price	1.84%	244.41%	102.92%
	82	Price-based	Price	$73.88	$99.25	$85.09
Mortgage servicing rights	$671	Cash flow	WAL	3.59 years	8.82 years	7.57 years
	84	Model-based	Yield	0.30%	12.00%	6.82%
Liabilities
Interest-bearing deposits	$39	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	4.25%	4.85%	4.28%
			IR normal volatility	0.67%	1.13%	0.93%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$27	Price-based	Price	$—	$14,382.07	$91.47
Short-term borrowings and long-term debt	$20,883	Model-based	IR normal volatility	0.04%	20.00%	1.54%
			Equity volatility	—%	145.41%	19.81%
			Equity-IR correlation	(34.00)%	60.00%	27.29%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$139	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	4.00%	4.00%	4.00%
Mortgage-backed securities	$679	Price-based	Price	$1.67	$124.63	$55.39
	401	Yield analysis	Yield	4.63%	19.08%	8.93%
State and municipal, foreign government, corporate and other debt securities	$1,582	Price-based	Price	$0.01	$123.74	$79.71
	778	Model-based	Credit spread	35 bps	550 bps	304 bps
Marketable equity securities(5)	$259	Price-based	Price	$—	$12,189.17	$168.09
	38	Model-based	WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Asset-backed securities	$475	Price-based	Price	$3.50	$129.00	$65.87
	57	Yield analysis	Yield	5.93%	18.86%	8.57%
Non-marketable equities	$366	Comparables analysis	Illiquidity discount	8.00%	10.00%	8.82%
			PE ratio	9.30x	16.50x	11.37x
			Revenue multiple	2.80x	13.40x	12.28x
			EBITDA multiples	15.80x	15.80x	15.80x
	56	Cash flow	Discount to price	8.50%	8.50%	8.50%
	50	Price-based	Price	$0.40	$158.92	$56.78
Derivatives—gross(6)
Interest rate contracts (gross)	$5,237	Model-based	IR normal volatility	(0.07)%	15.00%	1.44%

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Interest rate	2.70%	5.40%	3.20%
Foreign exchange contracts (gross)	$1,652	Model-based	IR normal volatility	(0.07)%	12.05%	1.50%
			IR basis	(1.45)%	147.79%	7.11%
Equity contracts (gross)(7)	$4,239	Model-based	Equity volatility	0.10%	334.35%	38.35%
			Equity forward	54.14%	273.54%	101.44%
			Equity-FX correlation	(79.00)%	70.00%	(7.66)%
			Equity-Equity correlation	(6.49)%	97.44%	80.42%
			WAL	2.24 years	2.24 years	2.24 years
			Recovery (in millions)	$7,398	$7,398	$7,398
Commodity and other contracts (gross)	$1,943	Model-based	Forward price	31.70%	425.51%	134.65%
			Commodity volatility	14.72%	149.99%	37.03%
			Commodity correlation	(45.33)%	93.02%	45.03%
Credit derivatives (gross)	$1,135	Model-based	Credit spread	11.43 bps	1,519 bps	140.34 bps
			Credit spread volatility	23.94%	115.66%	42.76%
			Recovery rate	15.00%	75.00%	36.56%
	378	Price-based	Upfront points	1.25%	117.31%	58.10%
			Price	$37.67	$97.00	$79.54
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$36	Price-based	Price	$0.01	$104.79	$90.87
Loans and leases	$316	Price-based	Price	$98.80	$98.80	$98.80
	111	Model-based	Forward price	33.48%	348.43%	115.47%
			Commodity volatility	26.51%	66.80%	31.79%
			Commodity correlation	(45.33)%	93.02%	(7.28)%
			Equity volatility	41.61%	45.40%	43.17%
Mortgage servicing rights	$595	Cash flow	WAL	1.00 years	8.76 years	1.29 years
	66	Model-based	Yield	—%	12.00%	8.06%
Liabilities
Interest-bearing deposits	$29	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	3.92%	5.27%	3.96%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$23	Price-based	Price	$—	$12,189.17	$28.70
	7	Yield analysis	Yield	7.46%	7.46%	7.46%
	5	Model-based	FX volatility	3.56%	28.13%	13.17%
Short-term borrowings and long-term debt	$38,794	Model-based	IR normal volatility	0.32%	20.00%	1.25%

(1)The tables above include the fair values for the items listed and may not represent the total population for each category.
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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2024
Loans HFS(1)	$684	$413	$271
Other real estate owned	1	—	1
Loans(2)	353	—	353
Non-marketable equity securities measured using the measurement alternative	184	—	184
Total assets at fair value on a nonrecurring basis	$1,222	$413	$809

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2023
Loans HFS(1)	$1,171	$495	$676
Other real estate owned	4	—	4
Loans(2)	328	—	328
Non-marketable equity securities measured using the measurement alternative	359	—	359
Total assets at fair value on a nonrecurring basis	$1,862	$495	$1,367

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

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$271	Price-based	Price	$—	$101.00	$96.61
Loans(5)	$353	Recovery analysis	Appraised value(4)	$10,000	$104,049,422	$58,636,070
Non-marketable equity securities measured using the measurement alternative	$136	Price-based	Price	$1.50	$2,961.00	$258.00
	29	Comparable analysis	Revenue multiple	$3.80	$9.19	$6.67
	19	Recovery analysis	Appraised value(4)	$503,332	$7,220,000	$4,309,976

As of December 31, 2023	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$674	Price-based	Price	$67.50	$100.00	$93.39
Loans(5)	$296	Recovery analysis	Appraised value(4)	$12,000	$75,997,078	$46,121,923
Non-marketable equity securities measured using the measurement alternative	$250	Price-based	Price	$1.57	$2,637.00	$1,114.06
	109	Comparable analysis	Revenue multiple	2.3x	35.7x	11.69x
Other real estate owned	$3	Price-based	Appraised value(4)	$401,042	$2,061,700	$155,696

(1)The tables above include the fair values for the items listed and may not represent the total population for each category.
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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Year ended December 31,
In millions of dollars	2024	2023
Loans HFS	$(10)	$(119)
Other real estate owned	—	—
Loans(1)	(44)	(148)
Non-marketable equity securities measured using the measurement alternative	(29)	(72)
Total nonrecurring fair value gains (losses)	$(83)	$(339)

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

	December 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$247.6	$229.8	$120.2	$107.4	$2.2
Securities borrowed and purchased under agreements to resell	133.2	133.2	—	133.2	—
Loans(2)(3)	667.6	673.5	—	—	673.5
Other financial assets(3)(4)	362.2	362.2	260.6	15.9	85.7
Liabilities
Deposits(5)	$1,280.9	$1,280.9	$—	$1,280.9	$—
Securities loaned and sold under agreements to repurchase	205.6	205.6	—	205.6	—
Long-term debt(6)	174.5	178.0	—	162.1	15.9
Other financial liabilities(7)	137.7	137.7	—	34.7	103.0

	December 31, 2023		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$259.7	$240.6	$124.0	$114.1	$2.5
Securities borrowed and purchased under agreements to resell	139.6	139.7	—	139.7	—
Loans(2)(3)	663.3	673.2	—	—	673.2
Other financial assets(3)(4)	347.5	347.5	243.1	17.8	86.6
Liabilities
Deposits(5)	$1,306.2	$1,305.9	$—	$1,116.5	$189.4
Securities loaned and sold under agreements to repurchase	215.6	215.6	—	215.6	—
Long-term debt(6)	170.3	173.4	—	168.0	5.4
Other financial liabilities(7)	132.8	132.8	—	29.2	103.6

(1)Includes $5.2 billion and $5.5 billion of non-marketable equity securities carried at cost at December 31, 2024 and 2023, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $18.6 billion for December 31, 2024 and $18.1 billion for December 31, 2023. In addition, the carrying values exclude $0.3 billion and $0.3 billion of lease finance receivables at December 31, 2024 and 2023, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2024 and 2023 were off-balance sheet liabilities of $13.5 billion and $14.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 26.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses) for the years ended December 31,
In millions of dollars	2024	2023
Assets
Securities borrowed and purchased under agreements to resell	$77	$267
Trading account assets	(28)	97
Loans
Corporate loans	1,137	2,038
Consumer loans	(10)	6
Total loans	$1,127	$2,044
Other assets
MSRs	$37	$28
Mortgage loans HFS(1)	16	(23)
Total other assets	$53	$5
Total assets	$1,229	$2,413
Liabilities
Deposits	$(38)	$(97)
Securities loaned and sold under agreements to repurchase	46	(217)
Trading account liabilities	(190)	138
Short-term borrowings(2)	(524)	(18)
Long-term debt(2)	(6,285)	(12,998)
Total liabilities	$(6,991)	$(13,192)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $573 million and a loss of $2,078 million for the years ended December 31, 2024 and 2023, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	December 31, 2024		December 31, 2023
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$5,025	$8,040	$4,518	$7,594
Aggregate unpaid principal balance in excess of (less than) fair value	137	(55)	88	10
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	1

In addition to the amounts reported above, $280 million and $391 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2024 and 2023, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2024 and 2023 due to instrument-specific credit risk were a loss of $38 million and a gain of $39 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (e.g., gold, silver, platinum and palladium) as part of its commodity trading activities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity derivative instrument. Citigroup elects the fair value option for the debt host contract and reports the contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.9 billion and $0.6 billion at December 31, 2024 and 2023, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2024	December 31, 2023
Carrying amount reported on the Consolidated Balance Sheet	$692	$571
Aggregate fair value in excess of (less than) unpaid principal balance	4	17
Balance of non-accrual loans or loans more than 90 days past due	1	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2024 and 2023 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	December 31, 2024	December 31, 2023
Interest rate linked	$58.0	$60.4
Foreign exchange linked	0.1	—
Equity linked	41.8	45.9
Commodity linked	6.9	5.3
Credit linked	5.9	4.7
Total	$112.7	$116.3

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

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	December 31, 2024	December 31, 2023
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$112,719	$116,338
Aggregate unpaid principal balance in excess of (less than) fair value	(1,943)	(2,842)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$12,484	$6,545
Aggregate unpaid principal balance in excess of (less than) fair value	(87)	(60)

28.  PLEDGED ASSETS, RESTRICTED CASH, COLLATERAL, GUARANTEES AND COMMITMENTS

Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In billions of dollars	December 31, 2024	December 31, 2023
Investment securities	$244.2	$229.2
Loans	294.4	292.3
Trading account assets	195.7	199.3
Total	$734.3	$720.8

At December 31, 2024 and 2023, $535.6 billion and $511.6 billion, respectively, of these pledged assets may not be sold or repledged by the secured parties.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2024	December 31, 2023
Cash and due from banks	$3,325	$3,479
Deposits with banks, net of allowance	16,217	15,538
Total	$19,542	$19,017

In addition to the restricted cash amounts presented above, at December 31, 2024 and 2023, approximately $7.2 billion and $3.9 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

Collateral
At December 31, 2024 and 2023, the approximate fair value of securities collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $844.8 billion and $817.9 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2024 and 2023, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities lendings, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.

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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.5	$63.5	$79.0	$546
Performance guarantees	4.2	5.8	10.0	27
Derivative instruments considered to be guarantees	15.8	27.3	43.1	332
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	96.3	—	96.3	—
Card merchant processing(2)	124.3	—	124.3	—
Credit card arrangements with partners(3)	0.2	21.5	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	139.5	—	139.5	—
Other(4)	0.1	8.4	8.5	57
Total	$395.9	$127.5	$523.4	$964

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$17.8	$63.5	$81.3	$674
Performance guarantees	4.8	5.8	10.6	49
Derivative instruments considered to be guarantees	24.2	16.3	40.5	362
Loans sold with recourse	0.6	1.2	1.8	16
Securities lending indemnifications(1)	104.1	—	104.1	—
Card merchant processing(2)	138.0	—	138.0	—
Credit card arrangements with partners(3)	0.2	0.2	0.4	5
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	27.7	—	27.7	—
Other(4)	—	7.7	7.7	50
Total	$317.4	$94.7	$412.1	$1,156

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At December 31, 2024 and 2023, this maximum potential exposure was estimated to be approximately $124.3 billion and $138 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. As such, any losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial. See “Card Merchant Processing” below.
(3)Includes additional guarantees entered into as part of the extension and amendment of the American Airlines co-branded credit card partnership agreement, executed in December 2024. See “Credit Card Arrangements with Partners” below. Citi believes that the maximum exposure is not representative of actual potential loss exposure based on historical and expected future performance of the portfolio.
(4)Includes guarantees of subsidiaries.

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
In addition to the amounts presented in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $12 million and $11 million at
December 31, 2024 and 2023, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Card Merchant Processing
Card merchant processing guarantees represent the Company’s indirect obligations in connection with (i) providing transaction processing services to various merchants with respect to its private label cards and (ii) potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the card processing company is unable to collect this amount from the merchant, the card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2024 and 2023, this maximum potential exposure was estimated to be $124.3 billion and $138.0 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2024 and 2023, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Credit Card Arrangements with Partners
Citi, in one of its credit card partner arrangements, provides guarantees to the partner regarding the volume of certain customer originations and a minimum revenue target to be achieved by the program during the term of the agreement. To the extent that such origination and revenue targets are not met, the guarantees serve to compensate the partner for certain payments that otherwise would have been generated in connection with such originations and revenues generated by the program.

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide coverage for certain losses associated with purchased products, and protection for certain travel-related purchases. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2024 and 2023, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Guarantees of Subsidiaries
The Company, on a contract-by-contract basis, may enter into agreements that contain indemnifications between legal entities within the consolidated group, whereupon payment may become due if certain external events occur. In the fourth quarter of 2024, the Company entered into an agreement that indemnifies certain subsidiaries of the Company against certain matters related to the business operated by the Company through other subsidiaries, including certain existing and future legal actions and other matters, such as tax matters. Certain of such indemnification obligations have no stated expiration date and are not subject to specific limitations on the maximum potential amount of future payments that the Company could be required to make. The Company is not able to estimate the maximum potential amount of future payments to be made under this agreement because the triggering events are not predictable.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2024 or 2023 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2024 and 2023 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $14.9 billion and $17.8 billion as of December 31, 2024 and 2023, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2024 and 2023, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.0 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $49.0 billion and $52.5 billion at December 31, 2024 and 2023, respectively. Securities and other marketable assets held as collateral amounted to $62.5 billion and $67.7 billion at December 31, 2024 and 2023, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.1 billion and $3.1 billion at December 31, 2024 and 2023, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.2	$15.6	$0.2	$79.0
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$63.2	$24.0	$1.2	$88.4

	Maximum potential amount of future payments
In billions of dollars at December 31, 2023	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.5	$10.8	$—	$81.3
Loans sold with recourse	—	—	1.8	1.8
Other	—	7.7	—	7.7
Total	$70.5	$18.5	$1.8	$90.8

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	December 31, 2024	December 31, 2023
Commercial and similar letters of credit	$607	$3,424	$4,031	$5,345
One- to four-family residential mortgages	489	478	967	1,245
Revolving open-end loans secured by one- to four-family residential properties	5,253	18	5,271	5,495
Commercial real estate, construction and land development	12,599	1,508	14,107	15,266
Credit card lines	618,051	58,698	676,749	677,005
Commercial and other consumer loan commitments	209,032	116,297	325,329	312,300
Other commitments and contingencies(2)	4,846	62	4,908	5,146
Total	$850,877	$180,485	$1,031,362	$1,021,802

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

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of December 31, 2024 and 2023, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2024 and 2023, Citi had approximately $117.7 billion and $120.9 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $126.8 billion and $96.4 billion of unsettled repurchase and securities lending agreements, respectively. See Note 12 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

29.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately 6.5 years as of December 31, 2024 and 6 years as of December 31, 2023.
For additional information regarding Citi’s leases, see Note 1.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	December 31, 2024	December 31, 2023
ROU asset	$2,836	$2,801
Lease liability	3,013	2,974

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
At December 31, 2024, the Company had a future lease commitment scheduled to commence in April 2025 with fixed lease payments (undiscounted) totaling approximately $255 million over a 15-year lease term.
The following table presents the total operating lease expense (principally for offices, branches and equipment) included in the Consolidated Statement of Income:

In millions of dollars	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2022
Operating lease expense	$842	$842	$852
Variable lease expense	204	208	199
Total lease costs(1)	$1,046	$1,050	$1,051

(1)     Balances do not include $9 million, $3 million and $3 million of sublease income for the years ended December 31, 2024, 2023 and 2022, respectively.

The table below provides the supplemental Statement of Cash Flows information:

In millions of dollars	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$729	$714
ROU assets obtained in exchange for new operating lease liabilities(1)	777	456

(1)     Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.

Citi’s future lease payments are as follows:

In millions of dollars
2025	$709
2026	636
2027	514
2028	418
2029	317
Thereafter	865
Total future lease payments	$3,459
Less imputed interest (based on weighted-average discount rate of 4.1%)	$(446)
Lease liability	$3,013

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
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but a reasonably possible exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2024, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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

Foreign Exchange Matters
In 2019, two applications, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, were made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank, and other defendants. On February 8, 2024, Michael O’Higgins FX Class Representative Limited withdrew its application. The Evans application seeks compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). After claimants appealed the U.K. Competition Appeal Tribunal’s judgment on certification, the Court of Appeal issued a judgment in November 2023 that the U.K. Competition Appeal Tribunal should not have declined to certify the proceedings. On April 17, 2024, the U.K. Supreme Court granted the defendants’ permission to appeal the Court of Appeal’s judgment. On September 2, 2024, the U.K. Supreme Court scheduled a hearing of the appeal for April 1–2, 2025. Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19 in the U.K. Competition Appeal Tribunal, CA-2022-002002 and CA-2022-002003 in the Court of Appeal, and UKSC 2023/0177 in the U.K. Supreme Court.
In 2019, a putative class action was filed against Citibank and other defendants, captioned J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, in the Federal Court of Australia. Plaintiffs allege that defendants manipulated the foreign exchange markets. Plaintiffs assert claims under antitrust laws and seek compensatory damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.
In 2019, two motions for certification of class actions filed against Citigroup, Citibank, Citicorp, and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. In August 2021, Citibank’s motion to dismiss plaintiffs’ petition for certification was denied. In April 2022, the Supreme Court of Israel denied Citibank’s motion for leave to appeal the Central District Court’s denial of its motion to dismiss. On February 20, 2024, the parties filed a motion for the Tel Aviv Central District Court to approve a settlement. On September 15, 2024, the parties responded to objections filed in connection with the proposed settlement. On December 26, 2024, the court held a hearing to consider whether to approve the settlement. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.
On December 13, 2021, a Dutch foundation filed a writ of summons against Citigroup, Citibank, and other defendants, captioned STICHTING FX CLAIMS v. NATWEST MARKETS N.V., ET AL., in the Amsterdam District Court in the Netherlands. Claimant seeks damages on behalf of certain institutional investors for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135- FOREX (Three Way Banana Split) C(2019) 3631 final). In March 2023, the court dismissed claims made on behalf of parties located outside the Netherlands and permitted the other claims to go forward. Claimant appealed that decision and in September 2023 and January 2025 filed new writs of summons asserting similar claims on behalf of additional institutional investors. Additional information concerning this action is publicly available in court filings under the case numbers C/13/718639 / HA ZA 22-460 and C/13/743903 / HA ZA 23-1143 in the Amsterdam District Court and under the case number 200.329.379/01 in the Amsterdam Court of Appeal.

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
In SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017, the Court of First Instance of Athens issued a decision rejecting the claims. In January 2019, the Athens Court of Appeal affirmed the decision of the Court of First Instance of Athens. On May 14, 2024, following the further appeal by the claimants, the Greek Supreme Court dismissed some claims, allowed others to proceed, and referred others back to the Athens Court of Appeal for further consideration of the calculation methodology. The Court of Appeal held a hearing on February 18, 2025. Additional information concerning this action is available in court filings under the docket numbers 70/2019 in the Athens Court of Appeal and 430/2024 in the Greek Supreme Court.
In AGGELAKIS CHRISTOS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017,
the Court of First Instance of Athens dismissed the claims. On appeal, the Athens Court of Appeal initially stayed the case pending the outcome of the appeal filed with the Supreme Court in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY and has now scheduled a hearing for March 18, 2025. Additional information is available in court filings under the docket number 4716/2020 in the Athens Court of Appeal.
In GIACHOUNTOUDI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, on October 15, 2024, the Court of First Instance of Athens issued a decision rejecting the claims. The claimants have appealed, and the Court of Appeal has scheduled a hearing for March 18, 2025. This matter is filed under the docket numbers 2808/92/2019 in the Court of First Instance of Athens and 1086/771/2025 in the Athens Court of Appeal.
In GLYKAS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in August 2017, the Court of
First Instance of Athens dismissed the claims. On appeal, the Athens Court of Appeal initially stayed the action pending the outcome of the appeal filed with the Supreme Court in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY and has scheduled a hearing for March 4, 2025. Additional information is available in court filings under the docket number 4717/2020 in the Athens Court of Appeal.

Interbank Offered Rates-Related Litigation and Other Matters
Citigroup and Citibank, along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in a multi-district litigation proceeding before the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. The putative class actions and certain of the individual actions have been dismissed as to Citigroup and Citibank based on pretrial rulings or following settlements. Plaintiffs with surviving claims against Citigroup and Citibank assert claims under the Sherman Act and state law based on allegations that defendants suppressed or otherwise manipulated USD LIBOR. Plaintiffs seek compensatory damages and other relief. Additional information concerning these actions and related actions and appeals is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
In August 2020, individual borrowers and consumers of loans and credit cards filed an action against Citigroup, Citibank, CGMI, and other defendants, captioned MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., in the United States District Court for the Northern District of California. Plaintiffs allege that defendants conspired to fix ICE LIBOR, assert claims under the Sherman Act and the Clayton Act, and seek declaratory relief, injunctive relief, and treble damages. In October 2022, plaintiffs filed an amended complaint. In October 2023, the district court granted defendants’ motion to dismiss the amended complaint with prejudice for all claims against Citigroup, Citibank, and CGMI. On December 9, 2024, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s ruling in all respects. On December 24, 2024, plaintiffs filed a petition for rehearing en banc. Additional information concerning this action is publicly available in court filings under the docket numbers 20-CV-5832 (N.D. Cal.) (Donato, J.) and 23-3458 (9th Cir.).

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
In 2014, the district court entered a final judgment approving the terms of a class settlement. Various objectors appealed from the final class settlement approval order to the United States Court of Appeals for the Second Circuit. In 2016, the Court of Appeals reversed the district court’s approval of the class settlement and remanded for further proceedings. The district court thereafter appointed separate counsel for a putative class seeking damages and a putative class seeking injunctive relief. Amended or new complaints on behalf of the putative classes and various individual merchants were subsequently filed, including a further amended complaint on behalf of a putative damages class and a new complaint on behalf of a putative injunctive class, both of which named Citigroup, Citibank, and Citicorp LLC. In addition, numerous merchants have filed amended or new complaints against Visa, MasterCard, and in some instances one or more issuing banks, including Citigroup, Citibank, and Citicorp Payment Services.
In 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, later reduced by $700 million based on the transaction volume of class members that opted out from the settlement. Several merchants and merchant groups appealed the final approval order. In September 2021, the court granted the injunctive relief class plaintiffs’ motion to certify a non-opt-out class. On March 15, 2023, the United States Court of Appeals for the Second Circuit affirmed the district court’s final approval of the damages class settlement and remanded the case back to the district court for administration of the settlement claims process. On January 8, 2024, the district court issued decisions on two pending motions for summary judgment. It granted in part and denied in part defendants’ motions for summary judgment. The district court also denied Mastercard’s motion for summary judgment as to Mastercard’s lack of market power. From February to April 2024, the court issued opinions regarding the parties’ remaining respective summary judgment motions. On March 26, 2024, the injunctive relief class plaintiffs filed a motion seeking preliminary approval of the parties’ March 25, 2024, agreement to settle the injunctive relief class claims. On June 25, 2024, the district court denied the motion for preliminary approval of the injunctive relief class settlement. Beginning on June 25, 2024, the district court issued orders concluding the multi-district litigation proceedings and remanding the cases to other districts in GRUBHUB HOLDINGS, INC., ET AL. v. VISA INC., ET AL.; MIRAGE WINE & SPIRITS, INC., ET AL. v. VISA INC., ET AL.; TARGET CORP., ET AL. v. VISA INC., ET AL.; and 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:05-md-01720

(E.D.N.Y.) (Brodie, J.); 1:13-cv-04442 (S.D.N.Y.) (Hellerstein, J.); 1:13-cv-03477 (S.D.N.Y.) (Hellerstein, J.); and 1:19-cv-07273 (N.D. Ill.) (Chang, J.).

Interest Rate and Credit Default Swap Litigation
Beginning in 2015, Citigroup, Citibank, CGMI, CGML and numerous other parties were named as defendants in a number of industry-wide putative class actions related to interest rate swap (IRS) trading. These actions have been consolidated in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. The actions allege that defendants colluded to prevent the development of exchange-like trading for IRS and assert federal and state antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are individual actions filed by swap execution facilities, asserting federal and state antitrust claims, as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in these actions seek treble damages, fees, costs, and injunctive relief. Lead plaintiffs in the class action moved for class certification in 2019 and subsequently filed an amended complaint. On December 15, 2023, the court denied plaintiffs’ motion for class certification. On July 11, 2024, the district court granted preliminary approval of the parties’ settlement of the class action. On October 10, 2024, the district court issued an order granting the motion to approve preliminarily the plans of allocation and preliminarily providing for notice to the settlement class. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.) and 24-81 (2d Cir.).

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
In February 2022, the SIPA trustee filed an amended complaint against Citibank, Citicorp North America, Inc., and CGML. In April 2022, these Citi entities moved to dismiss the amended complaint, which the bankruptcy court denied. In November 2022, the remaining Citi entities moved to file an interlocutory appeal of the bankruptcy court’s decision, which the district court denied on March 14, 2024, and answered the amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-5345 (Bankr. S.D.N.Y.) (Beckerman, J.) and 22-9597 (S.D.N.Y.) (Gardephe, J.).
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
In August 2022, the United States District Court for the Southern District of New York affirmed various decisions of the bankruptcy court, which dismissed claims against CGML, Citibank (Switzerland) AG, Citibank, NA London, Citivic Nominees Ltd., Cititrust Bahamas Ltd., and Citibank Korea Inc., and permitted a single claim against Citibank, NA London, CGML, Citivic Nominees Ltd., and Citibank (Switzerland) AG to proceed. In September 2022, the liquidators appealed the district court’s decision dismissing the liquidators’ claims. In September 2022, CGML, Citibank (Switzerland) AG, Citibank, NA London, and Citivic Nominees Ltd. moved for leave to appeal the district court’s decision permitting the single claim to proceed against them. In July 2023, the United States Court of Appeals for the Second Circuit granted CGML, Citibank (Switzerland) AG, Citivic Nominees Ltd., and Citibank, NA London leave to appeal the district court’s decision permitting a single claim to proceed against them and ordered those appeals to be heard in tandem with the liquidators’ pending consolidated direct appeal.
In May 2023, the liquidators voluntarily dismissed the single pending claim against Citibank (Switzerland) AG and Citivic Nominees Ltd. without prejudice, but the action continued against other defendants. On January 9, 2025, the liquidators voluntarily dismissed the entire action with prejudice, thereby permanently disposing of the single pending claim the liquidators previously voluntarily dismissed without prejudice. The claims previously dismissed by the bankruptcy court against Citibank (Switzerland) AG and Citivic Nominees Ltd. remain subject to the pending consolidated direct appeal in the United States Court of Appeals for the Second Circuit and are unaffected by the liquidators’ voluntary dismissals. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Mastando, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); and 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 23-697, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582, 23-965 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, 23-987 (2d Cir.).

New York Attorney General Unauthorized Wire Litigation
On January 30, 2024, the New York Attorney General’s Office filed an action against Citibank captioned THE PEOPLE OF THE STATE OF NEW YORK v. CITIBANK, N.A. in the United States District Court for the Southern District of New York. The action alleges that Citi has failed to comply with the Electronic Funds Transfer Act (EFTA) and certain New York state laws in its treatment of unauthorized wire transfers and seeks an injunction, restitution, disgorgement of profits, civil penalties under New York state law, and monetary damages. On April 2, 2024, Citibank filed a motion to dismiss. On January 21, 2025, the court entered an order granting in part and denying in part Citibank’s motion to dismiss, holding that consumer wire transfers are covered by EFTA. On February 18, 2025, Citibank filed a motion to certify the court’s order for interlocutory appeal. Additional information concerning this action is publicly available in court filings under the docket number 1:24-cv-00659-JPO (S.D.N.Y.) (Oetken, J.).

Parmalat Litigation
In 2004, an Italian commissioner appointed to oversee the administration of various Parmalat companies filed a complaint against Citigroup, Citibank, and related parties, alleging that the defendants facilitated a number of frauds by Parmalat insiders. In 2008, a jury rendered a verdict in Citigroup’s favor and awarded Citi $431 million. In 2019, the Italian Supreme Court affirmed the decision in the full amount of $431 million. Citigroup has taken steps to enforce the judgment in Italian and Belgian courts. Additional information concerning these actions is publicly available in court filings under the docket numbers 27618/2014, 4133/2019, 22098/2019, and 3023/2024 (Italy), and 20/3617/A, 20/4007/A, and C.24.266.T (Belgium).
In 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup, Citibank, and related parties. The Milan court dismissed Parmalat’s claim on grounds that it was duplicative of Parmalat’s previously unsuccessful claims. In 2019, the Milan Court of Appeal rejected Parmalat’s appeal of the Milan court’s dismissal. In June 2019, Parmalat filed a further appeal with the Italian Supreme Court, and a hearing took place in November 2024. Additional information concerning this action is publicly available in court filings under the docket numbers 1009/2018 and 20598/2019.
On January 29, 2020, Parmalat, its three directors, and its sole shareholder, Sofil S.a.s., as co-plaintiffs, filed a claim before the Italian civil court in Milan seeking a declaratory judgment that they do not owe compensatory damages of €990 million to Citibank. On November 5, 2020, Citibank joined the proceedings, seeking dismissal of the declaratory judgment application and raised a counterclaim, seeking €990 million as damages. These proceedings are currently stayed. Additional information concerning this action is publicly available in court filings under the docket number 8611/2020.

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
Beginning in October 2020, three putative class action complaints were filed in the United States District Court for the Southern District of New York against Citigroup and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The actions were consolidated under the case name IN RE CITIGROUP SECURITIES LITIGATION. The consolidated complaint later added certain of Citigroup’s current and former directors as defendants. On March 24, 2023, the court granted defendants’ motion to dismiss without prejudice. On May 24, 2023, plaintiffs moved for leave to file a second amended complaint against Citigroup and certain of Citigroup’s current or former officers for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements concerning risk management and internal controls. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-09132 (S.D.N.Y.) (Preska, J.).

Sovereign Securities Matters
Regulatory Action: On May 24, 2023, the UK Competition and Markets Authority (CMA) announced that it had provisionally found that Citigroup, CGML, and four other banks unlawfully shared information related to the buying and selling of British pound sterling-denominated government bonds issued by the United Kingdom. The CMA noted that Citigroup and CGML applied for leniency and had reached an agreement to settle with the CMA. On February 21, 2025, the CMA announced resolutions with Citigroup and CGML related to conduct that occurred between 2011 and 2013 and imposed a fine of £17.16 million.
Antitrust and Other Litigation: In 2018, a putative class action was filed against Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., Banamex, Grupo Banamex, and other banks, captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. The complaint alleges that defendants colluded in the Mexican sovereign bond market. In September 2019, the court granted defendants’ motion to dismiss. In December 2019, plaintiffs filed an amended complaint against Banamex and other market makers in the Mexican sovereign bond market. Plaintiffs no longer assert any claims against Citigroup or any other U.S. Citi affiliates. The amended complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market, asserts antitrust and unjust enrichment claims, and seeks treble damages, restitution, and injunctive relief. In November 2020, the court granted defendants’ motion to dismiss, and the plaintiffs appealed. On February 9, 2024, the United States Court of Appeals for the Second Circuit vacated the dismissal. On June 12, 2024, plaintiffs filed a third amended complaint. On July 29, 2024, certain defendants, including Banamex, filed a motion to dismiss the third amended complaint. On January
15, 2025, the court denied the motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-2830 (S.D.N.Y.) (Oetken, J.) and 22-2039 (2d Cir.).
In February 2021, purchasers of Euro-denominated sovereign debt issued by European central governments added CGMI, CGML, and others as defendants to a putative class action, captioned IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to inflate prices of European government bonds in primary market auctions and to fix the prices of European government bonds in secondary markets. Plaintiffs assert a claim under the Sherman Act and seek treble damages and attorneys’ fees. In March 2022, the court granted defendants’ motion to dismiss the fourth amended complaint as to certain defendants but denied defendants’ motion to dismiss as to other defendants, including CGMI and CGML. In October 2023, plaintiffs filed a fifth amended complaint. On December 9, 2024, the court granted final approval of plaintiffs’ settlement of the action with certain defendants, including CGMI and CGML. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-2601 (S.D.N.Y.) (Marrero, J.).

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
In September 2021, defendants moved to dismiss the consolidated amended complaint in part. In June 2022, the court granted in part and denied in part defendants’ partial motion to dismiss the consolidated amended complaint. In October 2022, plaintiffs filed a motion to certify a class of persons and entities who, from February 2008 to November 2015, paid interest rates on VRDOs with respect to the antitrust claim. Plaintiffs also moved to certify a subclass of individuals who entered into remarketing agreements with the defendants during that same period. On September 21, 2023, the court granted plaintiffs’ motion for class certification, certifying both an antitrust class and a breach-of-contract subclass. On October 5, 2023, defendants filed a Rule 23(f) petition seeking leave to appeal the certification ruling. On November 8, 2023, the plaintiffs voluntarily dismissed certain defendants from the case, including Citigroup, Citibank, and CGML. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted defendants’ Rule 23(f) petition to appeal the district court’s order granting class certification. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 23-7328 (2d Cir.).
Since April 2018, Citigroup and certain of its affiliates, including Citibank and CGMI, have been named in state court qui tam lawsuits in which Edelweiss Fund, LLC alleges that Citi and other financial institutions defrauded certain state and municipal VRDO issuers in connection with resetting VRDO interest rates. Filed under each state’s respective false claims act, these actions are pending in state courts in California, Illinois, New Jersey, and New York, and are captioned STATE OF CALIFORNIA EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., STATE OF ILLINOIS EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., STATE OF NEW JERSEY EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., and STATE OF NEW YORK EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., respectively. In the Illinois state qui tam, the parties entered into a settlement agreement effective February 1, 2024. In the New Jersey state qui tam, on December 27, 2024, the Appellate Division of the New Jersey Superior Court remanded the case to the trial court for the entry of summary judgment in favor of defendants. Additional information concerning these actions is publicly available in court filings under the docket numbers CGC-14-540777 (Cal. Super. Ct.) (Schulman, J.), 2017 L 000289 (Ill. Cir. Ct.) (Donnelly, J.), L-885-15 (N.J. Super. Ct.) (Hurd, J.), and 100559/2014 (N.Y. Sup. Ct.) (Borrok, J.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	2024
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$2,890	$11,461
Total operating expenses	274	11,025
Provision for credit losses	—	24
Equity in undistributed income of subsidiaries	9,300	—
Income (loss) from continuing operations before income taxes	$11,916	$412
Provision (benefit) for income taxes	(766)	540
Net income (loss)	$12,682	$(128)

SUMMARIZED BALANCE SHEET

	December 31, 2024		December 31, 2023
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,014	$19,464	$3,011	$23,756
Securities borrowed and purchased under resale agreements	—	215,995	—	283,174
Trading account assets	203	294,396	461	273,379
Advances to subsidiaries	150,790	—	150,845	—
Investments in subsidiary bank holding company	179,253	—	172,125	—
Investments in non-bank subsidiaries	46,549	—	46,870	—
Other assets	14,642	158,080	14,202	167,609
Total assets	$395,451	$687,935	$387,514	$747,918
Securities loaned and sold under agreements to repurchase	$—	$268,178	$—	$309,862
Trading account liabilities	69	89,146	300	111,233
Short-term borrowings	—	29,410	—	20,481
Long-term debt	164,024	184,516	162,309	184,083
Advances from subsidiaries	19,974	—	16,724	—
Other liabilities	2,786	80,486	2,728	85,079
Stockholders’ equity	208,598	36,199	205,453	37,180
Total liabilities and equity	$395,451	$687,935	$387,514	$747,918

32.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following are the Condensed Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, Condensed Balance Sheet as of December 31, 2024 and 2023 and Condensed Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 for Citigroup Inc., the parent holding company.

Condensed Statements of Income and Comprehensive Income                     Parent Company Only

	Year ended December 31,
In millions of dollars	2024	2023	2022
Revenues
Dividends from subsidiaries	$5,549	$16,811	$8,992
Interest revenue—intercompany	$7,523	$6,955	$4,628
Interest expense	6,680	6,339	5,250
Interest expense—intercompany	1,518	1,460	715
Net interest income	$(675)	$(844)	$(1,337)
Commissions and fees	$—	$—	$—
Commissions and fees—intercompany	(57)	(31)	(1)
Principal transactions	691	(928)	5,147
Principal transactions—intercompany	(2,590)	(771)	(5,686)
Other revenue	147	(23)	210
Other revenue—intercompany	(175)	(135)	(220)
Total non-interest revenues	$(1,984)	$(1,888)	$(550)
Total revenues, net of interest expense	$2,890	$14,079	$7,105
Operating expenses
Compensation and benefits	$14	$9	$9
Compensation and benefits—intercompany	23	18	12
Other operating	207	160	85
Other operating—intercompany	30	15	15
Total operating expenses	$274	$202	$121
Equity in undistributed income of subsidiaries	$9,300	$(5,572)	$6,173
Income from continuing operations before income taxes	$11,916	$8,305	$13,157
Provision (benefit) for income taxes	(766)	(923)	(1,688)
Net income	$12,682	$9,228	$14,845
Comprehensive income
Add: Other comprehensive income (loss)	(3,052)	2,235	(8,297)
Total Citigroup comprehensive income	$9,630	$11,463	$6,548

Condensed Balance Sheet                                     Parent Company Only

	December 31,
In millions of dollars	2024	2023
Assets
Cash and due from banks	$—	$—
Cash and due from banks—intercompany	14	11
Deposits with banks—intercompany	4,000	3,000
Trading account assets	(164)	113
Trading account assets—intercompany	367	348
Investments, net of allowance	1	1
Advances to subsidiaries	$150,790	$150,845
Investments in subsidiary bank holding company	179,253	172,125
Investments in non-bank subsidiaries	46,549	46,870
Other assets, net of allowance(1)	10,255	10,031
Other assets—intercompany	4,386	4,170
Total assets	$395,451	$387,514
Liabilities and equity
Trading account liabilities	$(159)	$34
Trading account liabilities—intercompany	228	266
Long-term debt	164,024	162,309
Advances from subsidiary bank holding company	10,948	8,677
Advances from non-bank subsidiaries	9,026	8,047
Other liabilities	2,719	2,560
Other liabilities—intercompany	67	168
Stockholders’ equity	208,598	205,453
Total liabilities and equity	$395,451	$387,514

(1)Citigroup parent company at December 31, 2024 and 2023 included $75.4 billion and $56.9 billion, respectively, of placements to Citibank and its branches, of which $71.6 billion and $33.8 billion, respectively, had a remaining term of less than 30 days.

Condensed Statement of Cash Flows                                 Parent Company Only

	Year ended December 31,
In millions of dollars	2024	2023	2022
Net cash provided by (used in) operating activities of continuing operations	$2,536	$17,163	$156
Cash flows from investing activities of continuing operations
Changes in investments and advances—intercompany	$(1,287)	$(3,450)	$(7,815)
Net cash provided by (used in) investing activities of continuing operations	$(1,287)	$(3,450)	$(7,815)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,199)	$(5,212)	$(5,003)
Issuance of preferred stock	5,282	2,739	—
Redemption of preferred stock	(5,050)	(4,145)	—
Treasury stock acquired	(2,474)	(1,977)	(3,250)
Proceeds (repayments) from issuance of long-term debt, net	4,399	(6,955)	14,661
Net change in short-term borrowings and other advances—intercompany	3,250	2,162	1,093
Other financing activities	(454)	(329)	(344)
Net cash provided by (used in) financing activities of continuing operations	$(246)	$(13,717)	$7,157
Change in cash and due from banks and deposits with banks	$1,003	$(4)	$(502)
Cash and due from banks and deposits with banks at beginning of year	3,011	3,015	3,517
Cash and due from banks and deposits with banks at end of year	$4,014	$3,011	$3,015
Cash and due from banks (including segregated cash and other deposits)	$14	$11	$15
Deposits with banks, net of allowance	4,000	3,000	3,000
Cash and due from banks and deposits with banks at end of year	$4,014	$3,011	$3,015
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(93)	$(2,000)	$(1,269)
Cash paid during the year for interest	5,934	5,704	1,309

FINANCIAL DATA SUPPLEMENT

RATIOS

	2024	2023	2022
Return on average assets	0.51%	0.38%	0.62%
Return on average common stockholders’ equity(1)	6.1	4.3	7.7
Return on average total stockholders’ equity(2)	6.1	4.5	7.5
Total average equity to average assets(3)	8.4	8.5	8.3
Dividend payout ratio(4)	37	51	29

(1)    Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)    Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)    Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)    Dividends declared per common share as a percentage of diluted EPS.

AVERAGE DEPOSIT LIABILITIES(1)

	2024		2023		2022
In millions of dollars at year end, except ratios	Average balance	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate
In U.S. offices
Demand deposits	$304,198	4.53%	$294,081	4.30%	$271,123	1.38%
Time deposits	100,314	4.83	103,170	4.28	45,673	2.19
Savings deposits	165,536	2.47	197,337	1.79	255,598	0.48
Total interest-bearing deposits—U.S.	$570,048	3.99%	$594,588	3.46%	$572,394	1.05%
In offices outside the U.S.
Demand deposits	$330,118	2.95%	$317,321	2.58%	$345,941	0.75%
Time and savings deposits	216,465	3.63	219,428	3.42	170,388	1.76
Total interest-bearing deposits—outside the U.S.	$546,583	3.22%	$536,749	2.92%	$516,329	1.08%
Total interest-bearing deposits	$1,116,631	3.61%	$1,131,337	3.21%	$1,088,723	1.06%
Non-interest-bearing deposits	$200,319	—%	$202,736	—%	$244,741	—%
Total deposits	$1,316,950	3.06%	$1,334,073	2.72%	$1,333,464	0.87%

(1)    Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

UNINSURED DEPOSITS

The table below presents the estimated amount of uninsured time deposits by maturity profile:

In millions of dollars at December 31, 2024	Three months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
In U.S. offices(1)
Time deposits in excess of FDIC insurance limits(2)	$20,056	$6,172	$7,165	$1,317	$34,710
In offices outside the U.S.(1)
Time deposits in excess of foreign jurisdiction insurance limits(3)(4)	117,926	7,853	11,717	1,816	139,312
Total uninsured time deposits(5)	$137,982	$14,025	$18,882	$3,133	$174,022

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

Total uninsured deposits as of December 31, 2024 were $1.00 trillion (see footnotes 1, 2 and 3 to the table above).

SUPERVISION, REGULATION AND OTHER

SUPERVISION AND REGULATION
Citi is subject to regulation under various U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

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
During the fourth quarter of 2024, Citigroup identified one transaction pursuant to Section 219. On November 19, 2024, Citibank, N.A. processed a transaction between the Central Bank of Iran (the CBI) and an international organization. The CBI sent funds in yen, through Citibank, N.A., Tokyo Branch, which were then converted to U.S. dollars and transferred to the international organization’s U.S. dollar account at Citibank, N.A., New York Branch. The total value of the payment was USD 18,245,109.21. The transaction represented a payment for the Government of Iran’s membership dues to the international organization and was processed pursuant to general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Citibank realized approximately USD 3,559.18 for incoming and outgoing payments fees and a foreign exchange transaction fee.

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

The following table summarizes Citi’s common share repurchases for the fourth quarter of 2024:

In thousands, except per share amounts	Total shares purchased	Average price paid per share
October 2024
Open market repurchases(1)	529	$64.63
Employee transactions(2)	—	—
November 2024
Open market repurchases(1)	3,698	67.80
Employee transactions(2)	—	—
December 2024
Open market repurchases(1)	10,102	70.79
Employee transactions(2)	—	—
Total for 4Q24	14,329	$69.79

(1)    Repurchases not made pursuant to any publicly announced plan or program.
(2)    During the fourth quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

On January 13, 2025, Citigroup’s Board of Directors authorized a new, multiyear $20 billion common stock repurchase program, beginning in the first quarter of 2025. Repurchases by Citigroup under this common stock repurchase program are subject to quarterly approval by Citigroup’s Board of Directors; may be effected from time to time through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, or other means; and, as determined by Citigroup, may be subject to satisfactory market conditions, Citigroup’s capital position and capital requirements, applicable legal requirements and other factors.
As previously announced, during the first quarter of 2025, Citi plans to repurchase $1.5 billion of common shares, subject to market conditions and other factors. After the first quarter of 2025, Citi will continue to assess common share repurchases on a quarter-by-quarter basis.

Dividends
Citi paid common dividends of $0.56 per share for the fourth quarter of 2024 and the first quarter of 2025. Citi intends to maintain a quarterly common dividend of at least $0.56 per share, subject to financial and macroeconomic conditions and its Board of Directors’ approval.
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
During 2024, Citi distributed $1,054 million in dividends on its outstanding preferred stock. On January 14, 2025, Citi declared preferred dividends of approximately $269 million for the first quarter of 2025.
See Note 20 for information on the ability of Citigroup’s subsidiary depository institutions to pay dividends.

OTHER INFORMATION

Insider Trading Policies and Procedures and Arrangements
Citi has insider trading policies and procedures governing the purchase, sale and/or other dispositions of Citi securities by its officers and employees, as well as by members of the Citigroup Board of Directors and Citi itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Citi. A copy of Citi’s Trading and Material Non-Public Information (MNPI) Standard for Citi Securities, applicable to officers and employees, is filed as Exhibit 19.01 to this Form 10-K. Citi’s Policy on Transactions in Citigroup Inc. Securities by Non-Management Members of Citigroup Inc.’s Board of Directors and the Citigroup Inc. Share Repurchase and Securities Issuance Procedures applicable to Citi itself, are filed as Exhibits 19.02 and 19.03, respectively, to this Form 10-K.
During the fourth quarter of 2024, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2024. The graph and table assume that $100 was invested on December 31, 2019 in Citigroup’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2019	100.0	100.0	100.0
31-Dec-2020	80.4	118.4	98.3
31-Dec-2021	81.2	152.4	132.8
31-Dec-2022	63.2	124.8	118.8
31-Dec-2023	75.2	157.6	133.2
31-Dec-2024	106.8	197.0	173.9

Note: Citigroup’s common stock is listed on the NYSE under the ticker symbol “C” and held by 58,273 registered common stockholders of record as of January 31, 2025.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 21, 2025 are:

Name	Age	Position and office held
Jane Fraser	57	Chief Executive Officer, Citigroup Inc.
Sunil Garg	59	CEO, Citibank, N.A., and Head of North America
Shahmir Khaliq	54	Head of Services
David Livingstone	61	Chief Client Officer
Gonzalo Luchetti	51	Head of U.S. Personal Banking
Mark A. L. Mason	55	Chief Financial Officer
Brent McIntosh	51	Chief Legal Officer and Corporate Secretary
Andrew Morton	63	Head of Markets
Vis Raghavan	58	Head of Banking and Executive Vice Chair
Tim Ryan	61	Head of Technology and Business Enablement
Anand Selvakesari	57	Chief Operating Officer
Andy Sieg	57	Head of Wealth
Edward Skyler	51	Head of Enterprise Services & Public Affairs
Ernesto Torres Cantú	60	Head of International
Zdenek Turek	60	Chief Risk Officer
Robert Walsh	54	Interim Chief Accounting Officer
Sara Wechter	44	Chief Human Resources Officer

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
•Mr. Garg joined Citi in May 1988 and assumed his current position in February 2021, and in January 2023 also assumed the position of Head of North America. Previously, he was global CEO of the Commercial Bank beginning in 2011. Prior to that, he led the U.S. Commercial Banking business from 2008 until 2011. In addition, he held various other roles at Citi in Operations and Technology, Treasury and Trade Solutions, Corporate and Investment Banking and Commercial Banking.
•Mr. Khaliq joined Citi in 1991 and assumed his current position in 2023. He served as the Global Head of TTS from 2021 to 2023. Prior to that, he was Head of TTS Operations and Technology.

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
•Mr. Luchetti joined Citi in 2006 and assumed his current position in February 2021. Prior to his current role, he served as Head of the Consumer Bank in Asia and EMEA. He also served as the Head of the Asia Retail Bank and Global Head of Wealth Management and Insurance. Prior to joining Citi, he worked for JPMorgan Chase and Bain & Company.
•Mr. McIntosh joined Citi in his current position in October 2021. Previously, he served as Under Secretary for International Affairs at the U.S. Treasury from 2019 to 2021. From 2017 to 2019, he served as the U.S. Treasury’s General Counsel. Prior to that, he was a partner in the law firm of Sullivan & Cromwell and served in the U.S. White House from 2006 until 2009.
•Mr. Morton joined Citi in 2008 and assumed his current position in March 2022. Prior to his current role, he was appointed Co-Head of Markets in November 2019, and prior to that, he was Head of the G10 Rates and Financing businesses. Prior to joining Citi, he spent 15 years at Lehman Brothers, holding several positions including European Head of Fixed Income and Global Head of Fixed Income.
•Mr. Raghavan joined Citi in his current position in 2024. Prior to joining Citi, he was Head of Global Investment Banking at JPMorgan, after previously having served as Co-Head of Global Investment and Corporate Banking since 2020. In addition to his global Banking responsibilities, he was also Chief Executive Officer of JPMorgan in Europe, the Middle East and Africa since 2017. He first joined J.P. Morgan in 2000 and has held senior roles in Debt and Equity Capital Markets globally.
•Mr. Ryan joined Citi in his current position in 2024. He has over 30 years of diversified experience in the financial services industry, both in the U.S. and internationally. Previously, he was a Senior Partner at PricewaterhouseCoopers, overseeing the firm’s strategy and execution. He also served as Vice Chairman, where his responsibilities included strategy, investor relations, regulatory affairs, public policy, corporate responsibility, marketing and sales, and human capital.
•Mr. Selvakesari joined Citi in 1991 and assumed his current position in March 2023. Previously, he served as CEO of Citi’s Personal Banking and Wealth Management franchise. He also served as Head of the U.S. Consumer Bank from 2019 to 2020, and Head of Consumer Banking for Asia Pacific from 2015 to 2018, as well as in a number of regional and country roles, including Head of Consumer Banking for ASEAN and India, leading the consumer banking businesses in Singapore, Malaysia,

Indonesia, the Philippines, Thailand and Vietnam, as well as India.
•Mr. Sieg joined Citi in his current position in September 2023. Previously, he served as the president of Merrill Wealth Management and held various senior strategy, product and field leadership roles in the wealth management business. He served as a senior wealth management executive at Citi from 2005 to 2009, and earlier in his career in the White House as an aide to the Assistant to the President for Economic and Domestic Policy.
•Mr. Torres Cantú joined Citi in 1989 and assumed his current position in September 2023. Previously, he served as CEO of Latin America. From 2014 to 2019, he served as CEO of Citibanamex, and from 2012 to 2014 as CEO of Citibanamex Consumer Banking.
•Mr. Turek joined Citi in 1991 and assumed his current position in February 2021. Prior to being named Interim Chief Risk Officer for Citi in December 2020, he served as EMEA Chief Risk Officer. He held various other roles at Citi, including CEO of Citibank Europe, as well as leading significant franchises across Citi, including in Russia, South Africa and Hungary.
•Mr. Walsh joined Citi in 1999 and assumed his current position in September 2024. Prior to his current role, he served as Head of SEC and Financial Reporting from 2015 to 2024. Additional roles held by Mr. Walsh include the Controller for Services as well as the North American Controller for the Institutional Clients Group. Prior to joining Citi, he spent seven years at Arthur Andersen. He is a Certified Public Accountant, licensed in New York State.

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
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “Investors” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Compensation, Performance Management and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Risk Management Committee and the Technology Committee of Citigroup’s Board of Directors. These materials are also available by writing to Citigroup Inc., Corporate Governance, 388 Greenwich Street, 17th Floor, New York, New York 10013.

CITIGROUP BOARD OF DIRECTORS

Titilope Cole
Former Head of Legacy Franchises, Citigroup Inc.

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

* Denotes a Citi metric

2024 Annual Report on Form 10-K: Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.
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
AFS: Available-for-sale
ALCO: Asset and Liability Committee
Amortized cost: Amount at which a financing receivable or investment is originated or acquired, adjusted for accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, charge-offs, foreign exchange and fair value hedge accounting adjustments. For AFS securities, amortized cost is also reduced by any impairment losses recognized in earnings. Amortized cost is not reduced by the allowance for credit losses, except where explicitly presented net.
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
Commercial card spend volume: Represents the total global spend volumes using Citi-issued commercial cards net of refunds and returns.
Commercial cards: Provides a wide range of payment services to corporate and public sector clients worldwide through commercial card products. Services include procurement, corporate travel and entertainment, expense management services and business-to-business payment solutions.
Consent Orders: In October 2020, Citigroup and Citibank entered into consent orders with the FRB and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management related to governance, and internal controls. In July 2024, the FRB and OCC entered into civil money penalty consent orders with Citigroup and Citibank to address remediation effort shortcomings.
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
Cross-border transaction value: Represents the total value of cross-border FX payments processed through Citi’s proprietary Worldlink and Cross-Border Funds Transfer platforms, including payments from consumer, corporate, financial institution and public sector clients.
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
Digital asset: Anything created and stored digitally that is identifiable and discoverable, establishes ownership and has or provides value (e.g., cryptocurrency).
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
IMF: International Monetary Fund
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
Mexico Consumer: Mexico Consumer Banking
Mexico Consumer/SBMM: Mexico Consumer Banking and Small Business and Middle-Market Banking reported within Legacy Franchises in All Other. Mexico Consumer/SBMM operates primarily through Banamex and provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, as well as retirement fund administration and insurance products through certain Banamex affiliate entities.
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
Net capital rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net new investment asset flows: Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. Excluded from the calculation are the impacts of fees and commissions, market movement, internal transfers within Citi specific to systematic upgrades/downgrades with USPB and any impact from strategic decisions by Citi to exit certain markets or services. Also excluded from the calculation are net new investment assets associated with markets for which data was not available for current-period reporting.

NIM*: Net interest margin expressed as a yield percentage, calculated as annualized net interest income divided by average interest-earning assets for the period.
NM: Not meaningful
Noncontrolling interests: The portion of an investment that has been consolidated by Citi that is not 100% owned by Citi.
Non-GAAP financial measure: A non-GAAP financial measure is a numerical measure of the Company’s historical or future financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the Company; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.
Note: All “Note” references correspond to the Notes to the Consolidated Financial Statements herein, unless otherwise indicated.
NSFR: Net stable funding ratio
O/S: Outstanding
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income (loss)
Operating leverage*: Represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. A positive operating leverage percentage indicates that the revenue growth rate was greater than the expense growth rate.
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
TDR: Troubled debt restructuring. Prior to January 1, 2023, a TDR was deemed to occur when the Company modified the original terms of a loan agreement by granting a concession to a borrower that was experiencing financial difficulty. Loans with short-term and other insignificant modifications that are not considered concessions were not TDRs. The accounting guidance for TDRs was eliminated with the adoption of ASU 2022-02. See “Accounting Changes” in Note 1.
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
Transactional and tax charges: Largely comprises costs that are driven by revenues and transaction volumes, and is primarily composed of brokerage exchange and clearance costs, exchange fees, regulatory memberships and certain indirect, non-income tax payments that are not recorded in Provision for income taxes in the Consolidated Statement of Income.
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
U.S. dollar clearing volume: Represents the number of U.S. dollar clearing payment instructions processed by Citi on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
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

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

3.02
By-Laws of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.02 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 001-09924).

4.01
Form of Senior Indenture between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.8 to Citigroup Inc.’s Registration Statement on Form S-3 filed November 13, 2013 (File No. 333-192302).

4.02
First Supplemental Indenture, dated as of February 1, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-9924).

4.03
Second Supplemental Indenture, dated as of December 29, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Current Report on Form 8-K filed on December 29, 2016 (File No. 001-9924).

4.04
Third Supplemental Indenture dated as of June 26, 2017 among Citigroup Global Markets Holdings Inc., Citigroup Inc. and The Bank of New York Mellon, as trustee, to Indenture dated as of November 13, 2013, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2017 (File No. 001-09924).

4.05
Fourth Supplemental Indenture dated as of June 27, 2019, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-09924).

4.06
Fifth Supplemental Indenture dated as of December 18, 2023, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed on December 19, 2023 (File No. 001-09924).

4.07
Subordinated Debt Indenture, dated as of April 12, 2001, between Citigroup Inc. and The Bank of New York Mellon, as successor to JP Morgan Chase Bank (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Registration Statement on Form S-3 filed February 4, 2013 (File No. 333-186425).

4.08
First Supplemental Indenture, dated as of August 2, 2004, between Citigroup Inc. and J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.13 to Citigroup Inc.’s Registration Statement on Form S-3/A filed August 31, 2004 (File No. 333-117615).

4.09
Second Supplemental Indenture, dated as of May 18, 2016, between Citigroup Inc. and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-9924).

4.10
Third Supplemental Indenture, dated as of March 1, 2017, between Citigroup Inc. and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.11 to Citigroup Inc.’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.11
Fourth Supplemental Indenture, dated as of June 27, 2019, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-09924).

4.12	Indenture, dated as of March 15, 1987, between Primerica Corporation, a New Jersey corporation, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.13	First Supplemental Indenture, dated as of December 15, 1988, among Primerica Corporation, Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.02 to Citigroup Inc.’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.14	Second Supplemental Indenture, dated as of January 31, 1991, between Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.03 to Citigroup Inc.’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.15	Third Supplemental Indenture, dated as of December 9, 1992, among Primerica Holdings, Inc., Primerica Corporation and The Bank of New York, as trustee, incorporated by reference to Exhibit 5 to Citigroup Inc.’s Form 8-A dated December 21, 1992, with respect to its 7 3/4% Notes due June 15, 1999 (File No. 001-09924).

4.16
Fourth Supplemental Indenture, dated as of November 2, 1998, between Citigroup Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-09924).

4.17
Fifth Supplemental Indenture, dated as of December 9, 2008, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.04 to Citigroup Inc.’s Current Report on Form 8-K filed December 11, 2008 (File No. 001-09924).

4.18
Sixth Supplemental Indenture, dated as of December 20, 2012, between Citigroup Inc. and The Bank of New York Mellon, as trustee, providing for the issuance of debt securities, incorporated by reference to Exhibit 4.5 to Citigroup Inc.’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-09924).

4.19
Seventh Supplemental Indenture, dated as of May 18, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-9924).

4.20
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to Citigroup Inc.’s Registration Statement on Form S-3 filed March 13, 2006 (File No. 333-132370-01).

4.21
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-09924).

4.22
Indenture, dated as of July 23, 2004, between Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to Citigroup Inc.’s Registration Statement on Form S-3 filed July 23, 2004 (File No. 333-117615).

4.23
Form of Indenture, between Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), incorporated by reference to Exhibit 4.11 to the Travelers Group Inc. Registration Statement on Form S-3 filed September 20, 1996 (File No. 333-12439).

4.24
Senior Debt Indenture, dated as of March 8, 2016, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed March 9, 2016 (File No. 001-09924).

4.25
First Supplemental Indenture, dated as of March 1, 2017, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.24 to Citigroup Inc.’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.26
Second Supplemental Indenture, dated as of April 13, 2020, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Current Report on Form 8-K filed on April 13, 2020 (File No. 001-09924).

4.27
Third Supplemental Indenture, dated as of December 18, 2023, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed on December 19, 2023 (File No. 001-09924).

4.28
Form of Capital Securities Guarantee Agreement between Citigroup Inc. as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to Citigroup Inc.’s Registration Statement on Form S-3 filed July 2, 2004 (File No. 333-117615).

4.29	Specimen Physical Common Stock Certificate of Citigroup Inc., incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

4.30
Amended and Restated Declaration of Trust for Citigroup Capital XIII (incorporated by reference to Exhibit 4.02 to Citigroup Inc.’s Current Report on Form 8-K filed on September 30, 2010 (File No. 109924)).

4.31
Form of Amended and Restated Declaration of Trust for Citigroup Capital III (previously known as Travelers Capital III), incorporated by reference to Exhibit 4.8 to Travelers Group Inc.’s Registration Statement on Form S-3 (File No. 333-12439).

4.32+	Description of Citigroup Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01*
Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2024), incorporated by reference to Exhibit 10.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-09924).

10.02.1*
Citigroup Inc. 2014 Stock Incentive Plan (as amended and restated effective April 24, 2018), incorporated by reference to Exhibit 10.1 to Citigroup Inc.’s Current Report on Form 8-K filed April 30, 2018 (File No. 001-09924).

10.02.2*
Citigroup Inc. 2019 Stock Incentive Plan (as amended and restated effective April 30, 2024), incorporated by reference to Exhibit 10.1 to Citigroup Inc.’s Current Report on Form 8-K filed May 2, 2024 (File No. 001-09924).

10.03*
Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2024), incorporated by reference to Exhibit 10.02 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-09924).

10.04*
Form of Citigroup Inc. CAP/DCAP Agreement (for awards granted on February 10, 2022 and in future years), incorporated by reference to Exhibit 10.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-09924).

10.05*
Form of Citigroup Inc. CAP Agreement, incorporated by reference to Exhibit 10.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 001-09924).

10.06*	Citigroup Inc. DCAP Agreement, incorporated by reference to Exhibit 10.04 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-09924).

10.07*
Form of Citigroup Inc. CAP Agreement (for awards to be granted in February 2025 and future years), incorporated by reference to Exhibit 10.1 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (File No. 001-09924).

10.08.1*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 11, 2021 and in future years), incorporated by reference to Exhibit 10.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-09924).

10.08.2*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards to be granted in February 2025 and in future years), incorporated by reference to Exhibit 10.2 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (File No. 001-09924).

10.09*
Employment Termination Notice and Non-Solicitation Policy for U.S. Employees, effective April 1, 2021, incorporated by reference to Exhibit 10.03 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-09924).

10.10*
Citigroup Inc. Non-Employee Directors Compensation Plan (Effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-09924).

10.11*
Agreement between Bradford Hu and Citibank, N.A. (dated as of March 12, 2021), incorporated by reference to Exhibit 10.03 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-09924).

10.12*
Form of Transformation Program Agreement (for awards granted on November 1, 2022), incorporated by reference to Exhibit 10.02 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-09924).

10.13*
Agreement between Andrew Sieg and Citibank, N.A. (dated March 20, 2023), incorporated by reference to Exhibit 10.3 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (File No. 001-09924).

19.01+	Trading and Material Non-Public Information (MNPI) Standard for Citi Securities.

19.02+	Policy on Transactions in Citigroup Inc. Securities by Non-Management Members of Citigroup Inc.’s Board of Directors.

19.03+	Citigroup Inc. Share Repurchase and Securities Issuance Procedures.

21.01+	Subsidiaries of Citigroup Inc.

22.01+	Subsidiary Issuers of Guaranteed Securities.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.01+	Citigroup Inc. Dodd-Frank Clawback Provisions (effective as of October 2, 2023).

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in inline XBRL.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 2024, filed on February 21, 2025, formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citigroup Inc. does not exceed 10% of the total assets of Citigroup Inc. and its consolidated subsidiaries. Citigroup Inc. will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2024 Annual Report on Form 10-K) to security holders who make a written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2025.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2025.

Citigroup’s Principal Executive Officer and a Director:

/s/ Jane Fraser

Jane Fraser

Citigroup’s Principal Financial Officer:

/s/ Mark A. L. Mason

Mark A. L. Mason

Citigroup’s Interim Principal Accounting Officer:

/s/ Robert Walsh

Robert Walsh

The Directors of Citigroup listed below executed a power of attorney appointing Mark A. L. Mason their attorney-in-fact, empowering him to sign this report on their behalf.

Titilope Cole	S. Leslie Ireland
Ellen M. Costello	Renée J. James
Grace E. Dailey	Gary M. Reiner
Barbara J. Desoer	Diana L. Taylor
John C. Dugan	James S. Turley
Duncan P. Hennes	Casper W. von Koskull
Peter Blair Henry

/s/ Mark A. L. Mason

Mark A. L. Mason