Form 10-Q
period 2025-03-31
CITIGROUP INC
filed 2025-05-08
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2025: 1,867,733,680

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S FIRST QUARTER 2025—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as Citi’s 2024 Form 10-K).
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
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, including, effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within U.S. Personal Banking (USPB), Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM (Banamex) and Asia Consumer), which were previously presented within Other operating expenses and are now presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation. Also effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.

Please see “Risk Factors” in Citi’s 2024 Form 10-K for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

Non-GAAP Financial Measures
Citi prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and also presents certain non-GAAP financial measures (non-GAAP measures) that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. These non-GAAP measures are not intended to be a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies.
Citi’s non-GAAP measures in this Form 10-Q include:

•Expenses excluding the Federal Deposit Insurance Corporation (FDIC) special assessment and/or divestiture-related impacts
•All Other (managed basis), which excludes divestiture-related impacts
•Revenues excluding divestiture-related impacts
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

For more information on the FDIC special assessment, see “Executive Summary” and Note 17 below. Citi believes its results excluding the FDIC special assessment are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impact of this item, as well as additional comparability to peer companies.
Citi’s revenues and expenses excluding divestiture-related impacts represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises. Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture- related impacts, see “Executive Summary” and “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
Citi believes its revenues and expenses excluding divestiture-related impacts are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.

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
For more information on non-Markets net interest income, see “Market Risk—Non-Markets Net Interest Income” below. Management uses non-Markets net interest income to assess the performance of Citi’s non-Markets lending, investing (including asset-liability management) and deposit-raising activities, apart from any volatility associated with such Markets’ activities. Citi believes the use of this non-GAAP measure provides investors, industry analysts and others with an alternative measure to analyze the net interest income trends of Citi’s lending, investing and deposit-raising activities, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results of those activities; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.

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

CITIGROUP REPORTABLE OPERATING SEGMENTS

Services
- Treasury and Trade Solutions
- Securities Services

Markets
- Fixed Income Markets
- Equity Markets

Banking
- Investment Banking
- Corporate Lending

Wealth
- Private Bank
- Citigold
- Wealth at Work

U.S. Personal Banking (USPB)
- Branded Cards
- Retail Services
- Retail Banking

All Other

Legacy Franchises
- Mexico Consumer, Small Business and Middle-Market Banking (Mexico Consumer/SBMM (Banamex))
- Asia Consumer Banking (Asia Consumer)[1]
- Legacy Holdings Assets

Corporate/Other
- Corporate Treasury managed activities
- Operations and Technology
- Global staff functions and corporate expenses
- Discontinued operations

REGIONS

- North America
- International[2]

Note: Mexico is included in Latin America (LATAM) within International.
(1)Includes the remaining three exit countries (Korea, Poland and Russia).
(2)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East and Africa (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s reportable operating segments by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2025—Results Demonstrated Improved Business Performance and Continued Progress on Citigroup’s Strategic Priorities
As described further throughout this Executive Summary, during the first quarter of 2025:

•Citi and its five reportable operating segments each achieved positive operating leverage. This is the fourth consecutive quarter of positive operating leverage for Citi at the company-wide level. Citi’s positive operating leverage was driven by revenue growth of 3% and disciplined expense management (down 5%). Excluding the impact of FDIC special assessments and divestiture-related expenses in both periods, total expenses decreased 3% compared to the prior-year period.
•Citi continued to advance its transformation, including, among other things, making key investments to consolidate and modernize its infrastructure, retiring legacy applications and automating high-priority manual reconciliations. (See “Citi’s Multiyear Transformation” below.)
•Citi returned $2.8 billion to common shareholders in the form of dividends ($1.1 billion), as well as share repurchases ($1.75 billion) under its multiyear $20 billion common stock repurchase program.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.4% as of March 31, 2025, approximately 130 basis points above its current required regulatory minimum.
•As part of its strategic refresh, Citi continued to make progress with the wind-downs of its Korea consumer banking operations and its overall operations in Russia, as well as the preparation for a planned initial public offering (IPO) of its consumer banking and small business and middle-market banking operations in Mexico (Mexico Consumer/SBMM (Banamex)).

First Quarter of 2025 Results Summary

Citigroup
Citi reported net income of $4.1 billion, or $1.96 per share, compared to net income of $3.4 billion, or $1.58 per share in the prior-year period.
Net income increased 21% versus the prior-year period, driven by higher revenues and lower expenses, partially offset by higher cost of credit. Citi’s effective tax rate was approximately 25% in both the current and prior-year periods. Average diluted shares outstanding decreased 1%.
Citi’s revenues of $21.6 billion in the first quarter of 2025 increased 3% versus the prior-year period, on a reported basis. The increase included no divestiture-related impacts in the current quarter and $(12) million in the prior-year period. Excluding the divestiture-related impact in the prior-year period, revenues also increased 3%, driven by growth across each of Citi’s five businesses, largely offset by a decline in All
Other (managed basis). (For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.)
Citi’s average loans were $691 billion, up 2% versus the prior-year period, primarily driven by growth in Retail Banking and Branded Cards in USPB as well as higher loans in Markets and Services, partially offset by lower loans in Banking and Wealth. For additional information about Citi’s loans by business, including drivers and loan trends, see each respective business’s results of operations and “Credit Risk—Loans” below.
Citi’s average deposits were approximately $1.3 trillion, down 2% versus the prior-year period, driven by an increase in Services that was more than offset by lower deposits in All Other (managed basis), USPB, Markets and Wealth. For additional information about Citi’s deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citi’s operating expenses of $13.4 billion decreased 5% from the prior-year period. The decrease included divestiture-related impacts of $34 million and an FDIC special assessment of $20 million in the current quarter. This compares to divestiture-related impacts of $110 million and an FDIC special assessment of $251 million in the prior-year period. Excluding divestiture-related impacts and the FDIC special assessments in both periods, expenses decreased 3%, largely driven by the absence of a restructuring charge and lower compensation expenses, which benefited from a favorable foreign exchange (FX) translation impact. These drivers were partially offset by increases in technology/communications and professional services expenses related to Citi’s transformation, as well as advertising and marketing expense.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was $2.7 billion, compared to $2.4 billion in the prior-year period. The increase was largely driven by a higher net build in the allowance for credit losses (ACL) related to uncertainty and deterioration in the macroeconomic outlook in the current quarter relative to the prior-year period and higher net credit losses in the card portfolios in USPB. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $2.5 billion increased 7% from the prior-year period. Consumer net credit losses of $2.3 billion increased 6%, primarily driven by the card portfolios in USPB. Corporate net credit losses were $182 million versus $164 million in the prior-year period.
Subject to continued evolving macroeconomic conditions, Citi expects to continue to experience an elevated net credit loss rate for full-year 2025 in line with 2024, with higher loss rates in the first half of the year in Branded Cards and Retail

Services consistent with seasonal patterns. Citi also expects that its future ACL builds during the remainder of 2025 will be a function of both the macroeconomic environment and business volumes, among other factors.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio decreased to 13.4% as of March 31, 2025, compared to 13.5% as of March 31, 2024, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was primarily driven by the payment of common and preferred dividends, common share repurchases, an increase in RWA and net adverse movements in Accumulated other comprehensive income (AOCI), largely offset by net income.
In the first quarter of 2025, Citi repurchased $1.75 billion of common shares and paid $1.1 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). For the second quarter of 2025, Citi is targeting a similar level of common share repurchases as the first quarter of 2025, subject to market conditions and other factors. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2024 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of March 31, 2025 was 5.8%, largely unchanged from the prior-year period, as an increase in Total Leverage Exposure was offset by higher Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.6 billion increased 7% from the prior-year period, driven by higher revenues and lower expenses. Services revenues of $4.9 billion increased 3%, driven by growth in Treasury and Trade Solutions (TTS). Net interest income increased 5%, driven by higher deposit spreads, as well as an increase in deposit and loan balances. Non-interest revenue decreased 4%, driven by a decline in Securities Services due to the presence of certain episodic fees in the prior-year period, as well as higher revenue share and the impact of FX translation in both TTS and Securities Services, partially offset by continued strength in underlying fee drivers across both businesses.
TTS revenues of $3.6 billion increased 4%, driven by a 5% increase in net interest income, partially offset by a 2% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads, as well as increases in both deposit and loan balances. The decrease in non-interest revenue was driven by the impact of higher revenue share and FX translation, primarily offset by an increase in cross-border transaction value of 5%, an increase in U.S. dollar clearing volume of 8% and an increase in commercial card spend volume of 2%.
Securities Services revenues of $1.2 billion were largely unchanged versus the prior-year period. Net interest income increased 7% on higher deposit balances, which was offset by a 6% decrease in non-interest revenue. The decrease in non-interest revenue was driven by the presence of certain episodic fees in the prior-year period, the impact of FX translation and higher revenue share, partially offset by increases in assets under custody and administration.
Services expenses of $2.6 billion decreased 3%, largely driven by lower deposit insurance costs, severance and legal expenses. Cost of credit was $51 million, compared to $64 million in the prior-year period.
For additional information on the results of operations of Services in the first quarter of 2025, see “Services” below.

Markets
Markets net income of $1.8 billion increased 27% from the prior-year period, driven by higher revenues, partially offset by higher expenses.
Markets revenues of $6.0 billion increased 12%, driven by an 8% increase in Fixed Income Markets and a 23% increase in Equity Markets. The increase in Fixed Income Markets was driven by growth across rates and currencies, as well as spread products and other fixed income. Rates and currencies increased 9%, largely driven by increased client and trading activity. Spread products and other fixed income increased 7%, driven by higher client activity and loan growth, mainly in spread products. The increase in Equity Markets was primarily driven by equity derivatives, on increased market volatility and higher client activity, and momentum in prime services, with prime balances up approximately 16%.
Markets expenses of $3.5 billion increased 2%, driven by higher volume and other revenue-related expenses. Cost of credit was $201 million versus $199 million in the prior-year period.
For additional information on the results of operations of Markets in the first quarter of 2025, see “Markets” below.

Banking
Banking net income was $543 million, an increase of 4%, driven by higher revenues and lower expenses, offset by higher cost of credit.
Banking revenues of $2.0 billion increased 12%, driven by growth in Investment Banking as well as the impact of mark-to-market on loan hedges, partially offset by a decline in Corporate Lending. Excluding the gain (loss) on loan hedges, Banking revenues of $1.9 billion increased 5%. Investment Banking revenues increased 12%, driven by an increase in investment banking fees of 14%, due to growth in Advisory, partially offset by declines in Equity Capital Markets (ECM) and Debt Capital Markets (DCM). Advisory fees increased 84%, as the business gained wallet share overall and across several sectors. ECM fees were down 26% amid a decline in the market wallet for follow-ons and convertibles. DCM fees were down 3% compared to a strong prior-year performance. Corporate Lending revenues increased 13%, including the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Corporate Lending revenues decreased 1%, driven by the impact of lower loan balances and higher recoveries in the prior-year period, primarily offset by higher revenue share.

Banking expenses of $1.0 billion decreased 12%, largely driven by lower compensation, reflecting the benefits of prior repositioning actions. Cost of credit was $214 million, compared to a benefit of $129 million in the prior-year period, driven by a net ACL build related to uncertainty and deterioration in the macroeconomic outlook in the current quarter, compared to an ACL release in the prior-year period, partially offset by lower net credit losses.
For additional information on the results of operations of Banking in the first quarter of 2025, see “Banking” below.

Wealth
Wealth net income was $284 million, compared to $175 million in the prior-year period, driven by higher revenues, largely offset by higher cost of credit.
Wealth revenues of $2.1 billion increased 24%, driven by growth across the Private Bank, Citigold and Wealth at Work. Net interest income of $1.3 billion increased 30%, driven by growth in deposit spreads, partially offset by lower deposit balances. Non-interest revenue of $822 million increased 16%, primarily driven by growth in investment fee revenues, with client investment assets up 16%.
Wealth expenses of $1.6 billion were unchanged from the prior-year period, as the benefits from prior repositioning actions and lower technology expenses were offset by higher revenue-related expenses and higher severance. Cost of credit was $98 million, compared to a benefit of $170 million in the prior-year period, driven by a net ACL build related to uncertainty and deterioration in the macroeconomic outlook in the current quarter, compared to an ACL release in the prior-year period.
For additional information on the results of operations of Wealth in the first quarter of 2025, see “Wealth” below.

U.S. Personal Banking
USPB net income of $745 million increased 115% from the prior-year period, driven by lower cost of credit and higher revenues.
USPB revenues of $5.2 billion increased 2%, driven by growth in Branded Cards and Retail Banking, largely offset by a decline in Retail Services. Net interest income increased 6%, driven by loan growth in Branded Cards, as well as higher deposit spreads in Retail Banking. Non-interest revenue decreased 168%, primarily driven by higher partner payment accruals in Retail Services.
Branded Cards revenues of $2.9 billion increased 9%, driven by interest-earning balance growth of 8%
and higher card spend volume, up 3%. Retail Services revenues of $1.7 billion decreased 11%, primarily driven by higher partner payment accruals. Retail Banking revenues of $661 million increased 17%, driven by the impact of higher deposit spreads, largely offset by the deposit impact from client transfers to Wealth.
USPB expenses of $2.4 billion were unchanged versus the prior-year period, driven by continued productivity savings, offset by higher advertising and marketing as well as legal expenses. Cost of credit decreased to $1.8 billion, compared to $2.2 billion in the prior-year period. The decrease was driven by a net ACL release in the current quarter, partially offset by higher net credit losses. The current quarter ACL release was driven by lower cards balances, primarily offset by an ACL build for changes in portfolio composition, uncertainty and deterioration in the macroeconomic outlook.
For additional information on the results of operations of USPB in the first quarter of 2025, see “U.S. Personal Banking” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $870 million, compared to a net loss of $477 million in the prior-year period, driven by lower revenues and higher cost of credit, partially offset by lower expenses.
All Other (managed basis) revenues of $1.4 billion decreased 39%, driven by lower net interest income and the impact of mark-to-market valuation changes on certain investments in Corporate/Other, as well as lower revenue related to closed exits and wind-downs and the impact of Mexican peso depreciation. Corporate/Other revenues of $(176) million decreased from $557 million in the prior-year period, largely driven by lower net interest income and the impact of valuation adjustments on certain investments and positions. Legacy Franchises (managed basis) revenues of $1.6 billion decreased 11%, driven by lower revenue related to closed exits and wind-downs and the impact of Mexican peso depreciation.
All Other (managed basis) expenses of $2.2 billion decreased 17%, primarily driven by a smaller FDIC special assessment and the absence of a restructuring charge versus the prior-year period, as well as the reduction from closed exits and wind-downs and the impact of Mexican peso depreciation. Cost of credit was $359 million compared to $186 million in the prior-year period, driven by a net ACL build related to uncertainty and deterioration in the macroeconomic outlook in the current quarter and higher net credit losses in the consumer loan portfolio in Mexico.
For additional information on the results of operations of All Other (managed basis) in the first quarter of 2025, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties
Various macroeconomic, geopolitical and regulatory factors have contributed to economic uncertainty in the U.S. and globally, including, but not limited to, those related to policies and actions of the U.S. administration. In April 2025, the U.S. administration announced a 10% baseline tariff on imports from nearly all U.S. trading partners, as well as additional individualized “reciprocal” tariffs, which after retaliatory measures have resulted in tariffs as high as 145% on Chinese imports. The U.S. administration subsequently delayed most tariffs above the 10% baseline (excluding China) for 90 days to allow for negotiations. The U.S. administration has also implemented separate tariffs on Mexico and Canada, as well as on automobile, steel and aluminum imports, among others. Certain U.S. trading partners have announced retaliatory tariffs in response. Uncertainty regarding the final imposition of tariffs and impacts on global trade flows has resulted in heightened market volatility and raised concerns about the near-term impact on inflation, unemployment and economic growth, including increasing concerns over the potential for a recession.
The above risks could adversely affect Citi’s clients, customers, businesses, funding costs, cost of credit and overall results of operations and financial condition during the remainder of 2025 and future years. For a discussion of other trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations, capital and other financial condition during the remainder of 2025, see “First Quarter of 2025 Results Summary” above, “Citi’s Multiyear Transformation,” each respective business’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

Overview
As previously disclosed, Citi’s transformation, including the remediation of its 2020 Consent Orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC), is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Through its transformation, Citi is addressing decades of underinvestment in its infrastructure, going beyond remedying regulatory concerns to intentionally transform how the organization operates, and making investments that not only support current needs, but also benefit the Company over the long term. For additional information on Citi’s transformation, including focus areas and status, consent order compliance, governance and the Transformation Bonus Program, see “Citi’s Multiyear Transformation” in Citi’s 2024 Form 10-K and Citi’s 2025 Proxy Statement for its Annual Meeting of Stockholders.
Transformation efforts of this scale involve significant complexities and uncertainties, including ongoing regulatory challenges and risks. Citi’s transformation initiatives will take several years to complete, and, as previously disclosed, Citi may continue to experience significant challenges in progressing the transformation and satisfying the regulators’ expectations in both sufficiency and timing, particularly with regard to data quality management related to governance and regulatory reporting. The regulators may also identify additional risk and control issues that could result in further regulatory actions. For additional information about regulatory risks related to Citi’s transformation initiatives, see “Forward-Looking Statements” below and “Risk Factors—Compliance Risks” in Citi’s 2024 Form 10-K.
Citi’s transformation target outcomes remain focused on changing its business and operating models such that they simultaneously (i) strengthen controls, enhance data quality, reduce risk and improve Citi’s regulatory compliance and its culture, and (ii) enhance Citi’s value to customers, clients and shareholders.

Transformation Focus Areas and Status
Over the last several years, Citi has made key investments to, among other things, consolidate and modernize its infrastructure, simplify and automate manual processes, and enhance technology, data and analytics. In particular, Citi’s transformation-related expenses include costs related to risk and controls, data and finance programs and other 2020 Consent Order programs, as well as spending on certain other regulatory initiatives unrelated to the 2020 Consent Orders, and spending on enterprise-wide technology infrastructure and the Transformation Bonus Program.

Progress
Examples of Citi’s transformation progress in or through the first quarter of 2025 include:

•Continuing to optimize, modernize and simplify Citi by retiring or replacing 130 applications in the current quarter
•Significantly expanding adoption of Generative AI tools, increasing efficiency and productivity across Citi

◦Logged 385,000 utilizations of two enterprise-wide tools (document intelligence and virtual assistant)
◦Completed approximately 220,000 automated code reviews in the Generative AI developer tool, considerably increasing coding capacity
◦Launched Agent Assist, Citi’s first USPB Generative AI customer service tool

•Automating high-priority manual reconciliations, supporting Services, Markets and Banking operations, generating efficiencies and improving risk management capabilities
•Using Generative AI to enhance detection of unauthorized trading activity to improve FX trade surveillance in Markets

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per share amounts	2025	2024	% Change
Net interest income	$14,012	$13,507	4%
Non-interest revenue	7,584	7,509	1
Revenues, net of interest expense(1)	$21,596	$21,016	3%
Operating expenses(1)	13,425	14,107	(5)
Provisions for credit losses and for benefits and claims	2,723	2,365	15
Income from continuing operations before income taxes	$5,448	$4,544	20%
Income taxes	1,340	1,136	18
Income from continuing operations	$4,108	$3,408	21%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—
Net income before attribution of noncontrolling interests	$4,107	$3,407	21%
Net income attributable to noncontrolling interests	43	36	19
Citigroup’s net income	$4,064	$3,371	21%
Earnings per share
Basic
Income from continuing operations	$2.00	$1.60	25%
Net income	2.00	1.59	26
Diluted
Income from continuing operations	$1.96	$1.58	24%
Net income	1.96	1.58	24
Dividends declared per common share	0.56	0.53	6
Common dividends	$1,072	$1,030	4%
Preferred dividends	269	279	(4)
Common share repurchases	1,750	500	250

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	First Quarter
	2025	2024	% Change
At March 31:
Total assets	$2,571,514	$2,432,510	6%
Total deposits	1,316,410	1,307,163	1
Long-term debt	295,684	285,495	4
Citigroup common stockholders’ equity	194,058	188,985	3
Total Citigroup stockholders’ equity	212,408	206,585	3
Average assets	2,517,141	2,450,337	3
Direct staff (in thousands)	229	237	(3)%
Performance metrics
Return on average assets	0.65%	0.55%
Return on average common stockholders’ equity(2)	8.0	6.6
Return on average total stockholders’ equity(2)	7.9	6.6
Return on tangible common equity (RoTCE)(3)	9.1	7.6
Operating leverage(4)	759 bps	(845) bps
Efficiency ratio (total operating expenses/total revenues, net)	62.2	67.1
Basel III ratios
CET1 Capital(5)	13.41%	13.45%
Tier 1 Capital(5)	15.10	15.11
Total Capital(5)	15.41	15.17
Supplementary Leverage ratio	5.79	5.84
Citigroup common stockholders’ equity to assets	7.55%	7.77%
Total Citigroup stockholders’ equity to assets	8.26	8.49
Dividend payout ratio(6)	29	34
Total payout ratio(7)	74	49
Book value per common share	$103.90	$99.08	5%
Tangible book value per share (TBVPS)(3)	91.52	86.67	6

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM (Banamex) and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
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
(4)    Represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(5)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
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

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES(1)

	First Quarter
In millions of dollars	2025	2024	% Change
Services	$4,889	$4,763	3%
Markets	5,986	5,357	12
Banking	1,952	1,736	12
Wealth	2,096	1,687	24
USPB	5,228	5,109	2
All Other—managed basis(2)	1,445	2,376	(39)
All Other—divestiture-related impacts (Reconciling Items)(2)	—	(12)	100
Total Citigroup net revenues	$21,596	$21,016	3%

INCOME

	First Quarter
In millions of dollars	2025	2024	% Change
Income (loss) from continuing operations
Services	$1,610	$1,515	6%
Markets	1,795	1,421	26
Banking	542	527	3
Wealth	284	175	62
USPB	745	347	115
All Other—managed basis(2)	(853)	(483)	(77)
All Other—divestiture-related impacts (Reconciling Items)(2)	(15)	(94)	84
Income from continuing operations	$4,108	$3,408	21%
Discontinued operations	$(1)	$(1)	—%
Less: Net income attributable to noncontrolling interests	43	36	19
Citigroup’s net income	$4,064	$3,371	21%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico Consumer/SBMM (Banamex) within Legacy Franchises. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.

SELECT BALANCE SHEET ITEMS BY SEGMENT(1)—MARCH 31, 2025

In millions of dollars	Services	Markets	Banking	Wealth	USPB	All Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt	Total Citigroup consolidated

Cash and deposits with banks, net of allowance	$15,729	$83,448	$617	$1,861	$2,755	$203,921	$—	$308,331
Securities borrowed and purchased under agreements to resell, net of allowance	7,374	380,205	130	415	—	2,091	—	390,215
Trading account assets	45	502,193	1,261	1,076	259	13,743	—	518,577
Investments, net of allowance	708	127,956	1,062	3	—	323,159	—	452,888
Loans, net of unearned income and allowance for credit losses on loans	97,677	128,755	80,191	146,679	200,746	29,282	—	683,330

Deposits	$833,049	$17,079	$487	$308,749	$92,375	$64,671	$—	$1,316,410
Securities loaned and sold under agreements to repurchase	275	400,780	137	27	—	2,740	—	403,959
Trading account liabilities	942	146,847	141	316	164	278	—	148,688
Short-term borrowings	82	43,835	2	3	—	5,217	—	49,139
Long-term debt	—	97,271	—	339	—	29,634	168,440	295,684

(1)The information presented in the table above reflects select GAAP balance sheet items by reportable segment and component. This table does not include intersegment funding.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company items are recorded within All Other.

SERVICES

Services includes TTS and Securities Services. TTS provides an integrated suite of tailored cash management, payments and trade and working capital solutions to multinational corporations, financial institutions and public sector organizations. Securities Services provides a comprehensive product offering, connecting clients to global markets across the entire investment cycle, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions that can be tailored to meet clients’ needs.
Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue through generating deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income. Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration and is recognized when the associated services are provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues also include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income (including dividends)	$3,498	$3,317	5%
Fee revenue
Commissions and fees(1)	815	794	3
Administration and other fiduciary fees, and other	658	685	(4)
Total fee revenue	$1,473	$1,479	—%
Principal transactions	250	248	1
All other(2)	(332)	(281)	(18)
Total non-interest revenue	$1,391	$1,446	(4)%
Total revenues, net of interest expense(1)	$4,889	$4,763	3%
Total operating expenses(1)	$2,584	$2,663	(3)%
Net credit losses on loans	6	6	—
Credit reserve build (release) for loans	24	34	(29)
Provision for credit losses on unfunded lending commitments	(6)	12	NM
Provisions for credit losses on other assets and HTM debt securities	27	12	125
Provision (release) for credit losses	$51	$64	(20)%
Income from continuing operations before taxes	$2,254	$2,036	11%
Income taxes	644	521	24
Income from continuing operations	$1,610	$1,515	6%
Noncontrolling interests	15	25	(40)
Net income	$1,595	$1,490	7%
Efficiency ratio	53%	56%
Balance Sheet data (in billions of dollars)
EOP assets	$589	$577	2%
Average assets	578	580	—
Revenue by component
Net interest income	$2,865	$2,723	5%
Non-interest revenue	775	790	(2)
TTS	$3,640	$3,513	4%
Net interest income	$633	$594	7%
Non-interest revenue	616	656	(6)
Securities Services	$1,249	$1,250	—%
Total Services	$4,889	$4,763	3%

Revenue by geography
North America	$1,445	$1,243	16%
International	3,444	3,520	(2)
Total	$4,889	$4,763	3%
International revenue by cluster
United Kingdom	$446	$477	(6)%
Japan, Asia North and Australia (JANA)	666	614	8
LATAM	615	802	(23)
Asia South	603	562	7
Europe	555	543	2
Middle East and Africa (MEA)	559	522	7
Total	$3,444	$3,520	(2)%
Key drivers(3)
Average loans by component (in billions of dollars)
TTS	$86	$81	6%
Securities Services	1	1	—
Total	$87	$82	6%
ACLL as a percentage of EOP loans(4)	0.30%	0.54%
Average deposits by component (in billions of dollars)
TTS	$690	$684	1%
Securities Services	136	124	10
Total	$826	$808	2%
Assets under custody and administration (AUC/AUA) (in trillions of dollars)(5)	$26.1	$24.0	9%
Cross-border transaction value (in billions of dollars)	95.1	90.7	5
U.S. dollar clearing volume (in millions)(6)	42.7	39.6	8
Commercial card spend volume (in billions of dollars)	$17.2	$16.8	2

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    Includes revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Excludes loans that are carried at fair value for all periods.
(5)    Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $2.0 trillion and $1.9 trillion of such assets at March 31, 2025 and March 31, 2024, respectively.
(6)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

1Q25 vs. 1Q24
Net income of $1.6 billion increased 7%, driven by higher revenues and lower expenses.
Revenues increased 3%, driven by higher net interest income in TTS and Securities Services, partially offset by lower non-interest revenue across both businesses.
Net interest income increased 5%, driven by higher deposit spreads, as well as an increase in deposit and loan balances (average loans were up 6%, primarily driven by strong demand in TTS for export and agency finance, as well as working capital loans), partially offset by lower loan spreads. Average deposits increased 2%, driven by growth in Securities Services and modest growth in TTS as the businesses continued to increase operating deposits, and growth in Custody and Issuer Services.
Non-interest revenue declined 4%, driven by Securities Services due to the presence of certain episodic fees in the prior-year period, as well as higher revenue share with Banking—Corporate Lending and the impact of FX translation in both TTS and Securities Services, partially offset by the benefit of continued strength in underlying fee drivers in TTS and Securities Services.
TTS revenues increased 4%, reflecting 5% growth in net interest income, partially offset by a 2% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads, as well as an increase in deposit and loan balances. Average deposits increased 1%, driven by North America, partially offset by a decline in International. The decrease in non-interest revenue was driven by higher revenue share with Banking—Corporate Lending and the impact of FX translation, primarily offset by growth in underlying fee drivers, including cross-border transaction value (up 5%), U.S. dollar clearing volume (up 8%) and commercial card spend volume (up 2%).
Securities Services revenues were largely unchanged, as a 6% decrease in non-interest revenue was offset by a 7% increase in net interest income, driven by higher deposit balances. Average deposits increased 10%, reflecting growth in both North America and International. The decrease in non-interest revenue was driven by the presence of certain episodic fees in the prior-year period, along with the impact of FX translation and higher revenue share with Banking—Corporate Lending. The impact of these drivers was partially offset by 9% growth in AUC/AUA, which benefited from higher market valuations, new client onboarding and deepening of relationships with existing clients.
Expenses decreased 3%, largely driven by lower deposit insurance costs, severance and legal expenses.
Provisions were $51 million, compared to $64 million in the prior-year period, driven by a lower net ACL build on loans and unfunded lending commitments of $18 million, compared to $46 million in the prior-year period.
The current-quarter net ACL build of $45 million was driven by uncertainty and deterioration in the macroeconomic outlook and an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Services’ deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Services’ future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

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
The amount and types of Markets revenues are impacted by a variety of interrelated factors, including market liquidity; changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads, as well as their implied volatilities; investor confidence; and other macroeconomic conditions. Markets revenues include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients.
Assuming all other market conditions do not change, increases in client activity levels or bid/offer spreads generally result in increases in revenues. However, changes in market conditions can significantly impact client activity levels, bid/offer spreads and the fair value of product inventory. Management of the Markets businesses involves daily monitoring and evaluation of the above factors.
Markets’ international presence is supported by trading floors in approximately 80 countries and a proprietary network in 94 countries and jurisdictions.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income (including dividends)	$2,013	$1,706	18%
Fee revenue
Brokerage and fees	400	336	19
Investment banking fees(1)	135	100	35
Other(2)	52	62	(16)
Total fee revenue	$587	$498	18%
Principal transactions	3,350	3,178	5
All other(2)	36	(25)	NM
Total non-interest revenue	$3,973	$3,651	9%
Total revenues, net of interest expense(3)	$5,986	$5,357	12%
Total operating expenses	$3,468	$3,384	2%
Net credit losses (recoveries) on loans	142	78	82
Credit reserve build (release) for loans	48	120	(60)
Provision (release) for credit losses on unfunded lending commitments	9	(1)	NM
Provisions for credit losses for other assets and HTM debt securities	2	2	—
Provision (release) for credit losses	$201	$199	1%
Income from continuing operations before taxes	$2,317	$1,774	31%
Income taxes	522	353	48
Income from continuing operations	$1,795	$1,421	26%
Noncontrolling interests	13	15	(13)
Net income	$1,782	$1,406	27%
Efficiency ratio	58%	63%
Balance Sheet data (in billions of dollars)
EOP assets	$1,165	$1,038	12%
Average assets	1,121	1,048	7
Revenue by component
Fixed Income Markets	$4,477	$4,130	8%
Equity Markets	1,509	1,227	23

Total	$5,986	$5,357	12%
Rates and currencies	$3,048	$2,800	9%
Spread products/other fixed income	1,429	1,330	7
Total Fixed Income Markets revenues	$4,477	$4,130	8%
Revenue by geography
North America	$2,176	$2,067	5%
International	3,810	3,290	16
Total	$5,986	$5,357	12%
International revenue by cluster
United Kingdom	$1,471	$1,120	31%
Japan, Asia North and Australia (JANA)	675	668	1
LATAM	585	619	(5)
Asia South	488	381	28
Europe	296	236	25
Middle East and Africa (MEA)	295	266	11
Total	$3,810	$3,290	16%
Key drivers(4) (in billions of dollars)
Average loans	$128	$120	7%
NCLs as a percentage of average loans	0.45%	0.26%
ACLL as a percentage of EOP loans(5)	0.89%	0.86%
Average trading account assets	$476	$408	17
Average deposits	15	24	(38)

(1)    Investment banking fees are primarily composed of underwriting, advisory, loan syndication structuring and other related financing activity.
(2)    Includes revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients.
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
NM Not meaningful

1Q25 vs. 1Q24
Net income of $1.8 billion increased 27%, driven by higher revenues, partially offset by higher expenses.
Revenues increased 12%, driven by higher revenues in both Fixed Income and Equity Markets.
Fixed Income Markets revenues increased 8%, reflecting an increase in rates and currencies revenues and higher revenues in spread products and other fixed income. Rates and currencies revenues increased 9%, reflecting increased client and trading activity. Spread products and other fixed income revenues increased 7%, driven by higher fees from client activity as well as loan growth, mainly in spread products. The increase was partially offset by a decline in commodities revenues.
Equity Markets revenues increased 23%, primarily driven by equity derivatives on increased market volatility and higher client activity, and momentum in prime services. Equity cash trading revenues were also up modestly. Equity markets continued to experience momentum in prime balances, which were up approximately 16%.
Expenses increased 2%, driven by higher volume and other revenue-related expenses.

Provisions were $201 million, compared to $199 million in the prior-year period. The current-quarter provisions were primarily related to spread products and driven by net credit losses and a net ACL build due to uncertainty and deterioration in the macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Markets’ deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Markets’ future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

BANKING

Banking includes Investment Banking and Corporate Lending. Investment Banking supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets-related strategic financing solutions and loan syndication structuring, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities. Corporate Lending consists of corporate and commercial banking, serving as the conduit for Citi’s full product suite to clients.
Banking revenues include revenues earned by Citi that are subject to a revenue sharing arrangement for Investment Banking, Markets and Services products sold to Corporate Lending clients.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income (including dividends)	$491	$582	(16)%
Fee revenue
Investment banking fees(1)	1,104	972	14
Other	49	42	17
Total fee revenue	$1,153	$1,014	14%
Principal transactions	(90)	(227)	60
All other(2)	398	367	8
Total non-interest revenue	$1,461	$1,154	27%
Total revenues, net of interest expense	$1,952	$1,736	12%
Total operating expenses	$1,034	$1,179	(12)%
Net credit losses on loans	34	66	(48)
Credit reserve build (release) for loans	78	(89)	NM
Provision (release) for credit losses on unfunded lending commitments	107	(96)	NM
Provisions (releases) for credit losses on other assets and HTM debt securities	(5)	(10)	50
Provisions (releases) for credit losses	$214	$(129)	NM
Income from continuing operations before taxes	$704	$686	3%
Income taxes	162	159	2
Income from continuing operations	$542	$527	3%
Noncontrolling interests	(1)	3	NM
Net income	$543	$524	4%
Efficiency ratio	53%	68%
Balance Sheet data (in billions of dollars)
EOP assets	$147	$151	(3)%
Average assets	144	154	(6)
Revenue by component
Total Investment Banking	$1,035	$925	12%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	903	915	(1)
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$1,938	$1,840	5%
Gain (loss) on loan hedges(2)(3)	14	(104)	NM
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$1,952	$1,736	12%
Business metrics—investment banking fees
Advisory	$424	$230	84%
Equity underwriting (Equity Capital Markets (ECM))	127	171	(26)
Debt underwriting (Debt Capital Markets (DCM))	553	571	(3)
Total	$1,104	$972	14%

Revenue by geography
North America	$989	$773	28%
International	963	963	—
Total	$1,952	$1,736	12%
International revenue by cluster
United Kingdom	$263	$233	13%
Japan, Asia North and Australia (JANA)	191	161	19
LATAM	159	224	(29)
Asia South	127	121	5
Europe	143	148	(3)
Middle East and Africa (MEA)	80	76	5
Total	$963	$963	—%
Key drivers(4) (in billions of dollars)
Average loans	$82	$89	(8)%
NCLs as a percentage of average loans	0.17%	0.30%
ACLL as a percentage of EOP loans(5)	1.54%	1.47%

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

1Q25 vs. 1Q24
Net income was $543 million, compared to $524 million in the prior-year period, driven by higher revenues and lower expenses, offset by an increase in cost of credit.
Revenues increased 12% (including gain (loss) on loan hedges), reflecting higher Investment Banking revenues and the impact of a gain on loan hedges ($14 million versus a loss of $104 million in the prior-year period), partially offset by a decline in Corporate Lending revenues. Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 5%.
Investment Banking revenues increased 12%, reflecting a 14% increase in investment banking fees, driven by growth in Advisory, partially offset by declines in ECM and DCM. Advisory fees increased 84%, due to strong previously announced deal volume coming to fruition as those transactions closed, with share gains across several sectors. ECM fees were down 26% amid a decline in the market wallet for follow-ons and convertibles, partially offset by an increase in IPO activity. DCM fees were down 3% compared to a strong prior-year period.
Corporate Lending revenues increased 13%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 1%, driven by lower average loan balances (down 8%) and higher recoveries in the prior-year period, primarily offset by higher revenue share from Services, Markets and Investment Banking.
Expenses decreased 12%, largely driven by lower compensation, reflecting the benefits of prior repositioning actions.
Provisions were $214 million, compared to a benefit of $129 million in the prior-year period, driven by a net ACL build of $180 million, compared to a net release of $195 million in the prior-year period. The net ACL build in the current quarter was driven by uncertainty and deterioration in the macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Banking’s deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Banking’s future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

WEALTH

Wealth includes the Private Bank, Citigold and Wealth at Work and provides financial services to a range of client segments consisting of affluent, high net worth and ultra-high net worth clients. These services include banking, lending, mortgages, investment, custody and trust product offerings in 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London. Private Bank provides financial services to ultra-high net worth clients through customized product offerings. Citigold provides financial services to affluent and high net worth clients through elevated product offerings and financial relationships. Wealth at Work provides financial services to professional industries (including law firms, consulting groups, accounting and asset management) through tailored solutions.
At March 31, 2025, Wealth had $309 billion in deposits, $595 billion in client investment assets and $147 billion in loans, including $88 billion in mortgage loans, $31 billion in margin loans, $23 billion in personal, small business and other loans and $5 billion in outstanding credit card balances. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income	$1,274	$981	30%
Fee revenue
Commissions and fees(1)	399	338	18
Other(2)	247	231	7
Total fee revenue	$646	$569	14%
All other(3)	176	137	28
Total non-interest revenue	$822	$706	16%
Total revenues, net of interest expense(1)	2,096	1,687	24
Total operating expenses(1)	$1,639	$1,636	—%
Net credit losses on loans	38	29	31
Credit reserve build (release) for loans	61	(190)	NM
Provision (release) for credit losses on unfunded lending commitments	(1)	(8)	88
Provisions for benefits and claims (PBC), and other assets	—	(1)	100
Provisions (releases) for credit losses and PBC	$98	$(170)	NM
Income from continuing operations before taxes	$359	$221	62%
Income taxes	75	46	63
Income from continuing operations	$284	$175	62%
Noncontrolling interests	—	—	—
Net income	$284	$175	62%
Efficiency ratio	78%	97%
Balance Sheet data (in billions of dollars)
EOP assets	$224	$229	(2)%
Average assets	223	236	(6)
Revenue by component
Private Bank	$664	$571	16%
Citigold	1,164	935	24
Wealth at Work	268	181	48
Total	$2,096	$1,687	24%
Revenue by geography
North America	$1,073	$773	39%
International	1,023	914	12
Total	$2,096	$1,687	24%

International revenue by cluster
United Kingdom	$105	$73	44%
Japan, Asia North and Australia (JANA)	357	312	14
LATAM	37	30	23
Asia South	372	333	12
Europe	64	74	(14)
Middle East and Africa (MEA)	88	92	(4)
Total	$1,023	$914	12%
Key drivers(4) (in billions of dollars)
EOP client balances
Client investment assets(5)	$595	$514	16%
Deposits	309	320	(4)
Loans	147	149	(1)
Total	$1,051	$983	7%
Average loans	$147	$150	(2)%
ACLL as a percentage of EOP loans	0.40%	0.39%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    Primarily related to fiduciary and administrative fees.
(3)    Primarily related to principal transactions revenue including FX translation.
(4)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(5)    Includes assets under management, and trust and custody assets.
NM Not meaningful

1Q25 vs. 1Q24
Net income was $284 million, compared to $175 million in the prior-year period, driven by higher revenues, largely offset by higher cost of credit.
Revenues increased 24%, driven by growth across Citigold, Private Bank and Wealth at Work. Net interest income increased 30%, driven by growth in deposit spreads, partially offset by lower deposit balances. Non-interest revenue increased 16%, primarily driven by higher investment fee revenues on growth in client investment assets.
Client balances increased 7%, driven by higher client investment assets (up 16%), reflecting strong net new investment assets (NNIA) generation and higher market valuations. NNIA increased $16.5 billion in the quarter and more than $56 billion in the last 12 months, representing 11% organic growth.
Average deposits decreased 2%, driven by a shift in deposits to higher-yielding investments on the Wealth platform and other operating outflows, largely offset by client transfers to Citigold from USPB ($14 billion at the time of transfer over the last 12 months). Average loans decreased 2%, driven by the transfers of certain relationships and associated mortgage loans to USPB from Wealth, largely offset by growth in secured lending volumes.
Private Bank revenues increased 16%, primarily driven by higher deposit spreads and higher investment fee revenues, partially offset by lower deposit balances.
Citigold revenues increased 24%, driven by higher deposit spreads, higher investment fee revenues and higher lending revenues, partially offset by lower deposit balances.
Wealth at Work revenues increased 48%, driven by higher deposit spreads, higher lending revenues and higher investment fee revenues.

Expenses were unchanged from the prior-year period, as the benefits from prior repositioning as well as lower technology expenses were offset by higher revenue-related expenses and higher severance.
Provisions were $98 million, compared to a benefit of $170 million in the prior-year period, driven by a net ACL build related to uncertainty and deterioration in the macroeconomic outlook in the current quarter, compared to an ACL release in the prior-year period. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

U.S. PERSONAL BANKING

U.S. Personal Banking (USPB) includes Branded Cards and Retail Services, with proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans within Branded Cards, and co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears) within Retail Services. USPB also includes Retail Banking, which provides traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers.
At March 31, 2025, USPB had 644 retail bank branches concentrated in the six key metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C. USPB had $163 billion in outstanding credit card balances, $92 billion in deposits, $47 billion in mortgages, $4 billion in personal installment loans and $1 billion in small business and personal loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income	$5,541	$5,226	6%
Fee revenue
Interchange fees(1)(2)	2,324	2,283	2
Card rewards and partner payments	(2,821)	(2,580)	(9)
Other(2)	143	105	36
Total fee revenue	$(354)	$(192)	(84)%
All other(3)	41	75	(45)
Total non-interest revenue	$(313)	$(117)	(168)%
Total revenues, net of interest expense(1)	5,228	5,109	2
Total operating expenses(1)	$2,442	$2,450	—%
Net credit losses on loans	1,983	1,864	6
Credit reserve build (release) for loans	(171)	337	NM
Provision for credit losses on unfunded lending commitments	—	—	—
Provisions for benefits and claims (PBC), and other assets	(1)	3	NM
Provisions for credit losses and PBC	$1,811	$2,204	(18)%
Income from continuing operations before taxes	$975	$455	114%
Income taxes	230	108	113
Income from continuing operations	$745	$347	115%
Noncontrolling interests	—	—	—
Net income	$745	$347	115%
Efficiency ratio	47%	48%
Balance Sheet data (in billions of dollars)
EOP assets	$244	$237	3%
Average assets	247	233	6
Revenue by component(1)(4)
Branded Cards	$2,892	$2,652	9%
Retail Services	1,675	1,890	(11)
Retail Banking	661	567	17
Total	$5,228	$5,109	2%
Key drivers(5)
Average loans and deposits (in billions of dollars)
Average loans	$216	$204	6%
ACLL as a percentage of EOP loans(6)	6.51%	6.58%
Average deposits	89	100	(11)
Credit card spend volume (in billions of dollars)
Branded Cards	$125	$121	3%
Retail Services	19	20	(5)

New account acquisitions(7) (in thousands of accounts)
Branded Cards	1,300	1,170	11%
Retail Services	1,540	1,658	(7)

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    Primarily related to credit cards and retail banking related fees.
(3)    Primarily related to revenue incentives from card networks and partners.
(4)    Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.
(5)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(6)    Excludes loans that are carried at fair value for all periods.
(7)    Represents the number of new credit card accounts opened.
NM Not meaningful

1Q25 vs. 1Q24
Net income was $745 million, compared to $347 million in the prior-year period, driven by lower cost of credit and higher revenues.
Revenues increased 2%, driven by higher net interest income (up 6%), due to loan growth in Branded Cards, as well as higher deposit spreads in Retail Banking, partially offset by lower non-interest revenue (down 168%) in Retail Services, primarily driven by higher partner payment accruals.
Branded Cards revenues increased 9%, due to interest-earning balance growth (up 8%) and card spend volume growth (up 3%), driven by higher FICO band customers. Branded Cards average loans increased 5%, reflecting the higher card spend volume and higher revolving balances.
Retail Services revenues decreased 11%, primarily driven by lower non-interest revenue due to the higher partner payment accruals, partially offset by higher net interest revenue on growth in interest-earning balances. Retail Services average loans decreased 1%, largely reflecting lower card spend volume. Card spend volume decreased 5%, primarily due to continued lower in-store foot traffic.
Retail Banking revenues increased 17%, driven by the impact of higher deposit spreads, largely offset by the deposit impact from client transfers to Wealth. Average deposits decreased 11%, largely reflecting the transfers of certain relationships and the associated deposits to Wealth ($14 billion at the time of transfer over the last 12 months).
Expenses were unchanged, as continued productivity savings were offset by higher advertising and marketing as well as legal expenses.
Provisions were $1.8 billion, compared to $2.2 billion in the prior-year period, driven by a net ACL release on loans of $171 million, compared to a net build of $337 million in the prior-year period. The decrease in Provisions was partially offset by higher net credit losses in the card portfolios.

Net credit losses of $2.0 billion increased 6%, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the year-over-year increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios. Branded Cards net credit losses for credit cards were up 11% to $1.1 billion, and Retail Services net credit losses for credit cards were unchanged at $0.8 billion.
The net ACL release was $172 million in the current quarter, driven by lower cards balances, primarily offset by an ACL build for changes in portfolio composition, uncertainty and deterioration in the macroeconomic outlook and the impact of macroeconomic pressures related to the elevated inflationary and interest rate environment. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

All Other includes activities not assigned to the reportable operating segments (Services, Markets, Banking, Wealth and USPB) and reported within Legacy Franchises and Corporate/Other. For additional information about Legacy Franchises and Corporate/Other, see “All Other (Managed Basis)” below.
All Other (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively known as Mexico Consumer/SBMM
(Banamex), within Legacy Franchises. Legacy Franchises (managed basis) results also exclude these divestiture-related impacts. Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).
The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are reflected on each relevant line item in Citi’s Consolidated Statement of Income.

	First Quarter
	2025			2024
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)
Net interest income	$1,195	$—	$1,195	$1,695	$—	$1,695
Non-interest revenue	250	—	250	669	(12)	681
Total revenues, net of interest expense(1)	$1,445	$—	$1,445	$2,364	$(12)	$2,376
Total operating expenses(1)	$2,258	$34	$2,224	$2,795	$110	$2,685
Net credit losses on loans	256	—	256	260	11	249
Credit reserve build (release) for loans	62	(11)	73	(93)	—	(93)
Provision for credit losses on unfunded lending commitments	(1)	—	(1)	(5)	—	(5)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	31	—	31	35	—	35
Provisions (benefits) for credit losses and PBC	$348	$(11)	$359	$197	$11	$186
Income (loss) from continuing operations before taxes	$(1,161)	$(23)	$(1,138)	$(628)	$(133)	$(495)
Income taxes (benefits)	(293)	(8)	(285)	(51)	(39)	(12)
Income (loss) from continuing operations	$(868)	$(15)	$(853)	$(577)	$(94)	$(483)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests	16	—	16	(7)	—	(7)
Net income (loss)	$(885)	$(15)	$(870)	$(571)	$(94)	$(477)
Asia Consumer revenues	$135	$—	$135	$240	$(12)	$252

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The three months ended March 31, 2025 includes approximately $34 million in operating expenses (approximately $23 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(3)    The three months ended March 31, 2024 includes approximately $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2024.

ALL OTHER—Managed Basis

At March 31, 2025, All Other (managed basis) had $203 billion in assets, primarily related to (i) Mexico Consumer/SBMM (Banamex) and Asia Consumer reported within Legacy Franchises (managed basis), and (ii) Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes:

•Mexico Consumer/SBMM (Banamex);
•Asia Consumer Banking (Asia Consumer), representing primarily the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia); and
•Legacy Holdings Assets, consisting of $2.0 billion of legacy consumer mortgage loans in North America, as well as other legacy assets.

Mexico Consumer/SBMM (Banamex) operates primarily through Grupo Financiero Banamex S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products. As previously disclosed, Citi completed the separation of Mexico Consumer/SBMM (Banamex) from its Services, Markets, Banking and Wealth businesses in Mexico in the fourth quarter of 2024, and intends to pursue an IPO of Mexico Consumer/SBMM (Banamex), the timing of which will be driven by regulatory approvals and market conditions. For additional information, see “Forward-Looking Statements” below. Citi will retain its Services, Markets, Banking and Wealth businesses in Mexico.

Since announcing its intention to exit consumer banking across 14 markets in Asia, Europe, the Middle East and Mexico as part of its strategic refresh, Citi has now closed sales in nine of those markets, has a sale process underway in Poland and has continued to make progress on its wind-downs in Korea and Russia. The previously announced wind-down of Citi’s consumer business in China is substantially complete. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Risk Factors—Other Risks” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.
At March 31, 2025, on a combined basis, Legacy Franchises (managed basis) had 1,296 retail branches, $43 billion in deposits, $16 billion in retail banking loans and $8 billion in outstanding credit card balances, while Mexico SBMM had $6 billion in outstanding corporate loans. For additional information on the loans and deposits of Mexico Consumer/SBMM (Banamex) and Asia Consumer, see “Mexico Consumer/SBMM (Banamex)—” and “Asia Consumer—key indicators” in the table below.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

	First Quarter
In millions of dollars, except as otherwise noted	2025	2024	% Change
Net interest income	$1,195	$1,695	(29)%
Non-interest revenue	250	681	(63)
Total revenues, net of interest expense(1)	$1,445	$2,376	(39)%
Total operating expenses(1)	$2,224	$2,685	(17)%
Net credit losses on loans	256	249	3
Credit reserve build (release) for loans	73	(93)	NM
Provision (release) for credit losses on unfunded lending commitments	(1)	(5)	80
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	31	35	(11)
Provisions for credit losses and PBC	$359	$186	93%
Income (loss) from continuing operations before taxes	$(1,138)	$(495)	(130)%
Income taxes (benefits)	(285)	(12)	NM
Income (loss) from continuing operations	$(853)	$(483)	(77)%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	NM
Noncontrolling interests	16	(7)	NM
Net income (loss)	$(870)	$(477)	(82)%
Balance Sheet data (in billions of dollars)
EOP assets	$203	$201	1%
Average assets	204	199	3
Revenue by reporting unit and component(1)
Mexico Consumer/SBMM (Banamex)	$1,467	$1,563	(6)%
Asia Consumer	135	252	(46)
Legacy Holdings Assets	19	4	375
Corporate/Other	(176)	557	NM
Total	$1,445	$2,376	(39)%
Mexico Consumer/SBMM (Banamex)—key indicators (in billions of dollars)
EOP loans	$24.1	$26.0	(7)%
EOP deposits	35.3	41.0	(14)
Average loans	23.7	25.0	(5)
NCLs as a percentage of average loans (Mexico Consumer only)	5.51%	4.67%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.41	1.32
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.46	1.33
Asia Consumer—key indicators(2) (in billions of dollars)
EOP loans	$4.5	$6.5	(31)%
EOP deposits	7.4	9.0	(18)
Average loans	4.7	6.9	(32)
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.2	$2.7	(19)%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under held-for-sale (HFS) accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

1Q25 vs. 1Q24
Net loss was $870 million, compared to a net loss of $477 million in the prior-year period, driven by lower revenues and higher cost of credit, partially offset by lower expenses and higher income tax benefits.
All Other (managed basis) revenues decreased 39%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 11%, due to lower revenues in Mexico Consumer/SBMM (Banamex) (managed basis) and Asia Consumer (managed basis).
Mexico Consumer/SBMM (Banamex) (managed basis) revenues decreased 6%, driven by depreciation of the Mexican peso, partially offset by revenues from higher loan volumes in the retail banking and cards businesses, as well as higher fee revenues.
Asia Consumer (managed basis) revenues decreased 46%, driven by the closed exits and wind-downs.
Corporate/Other revenues decreased to $(176) million, compared to $557 million in the prior-year period, driven by lower net interest income and the impact of valuation adjustments on certain investments and positions.
Expenses decreased 17%, primarily driven by a smaller FDIC special assessment and the absence of a restructuring charge versus the prior-year period (see Notes 17 and 9, respectively), as well as the reduction from the closed exits and wind-downs and the impact of Mexican peso depreciation.
Provisions were $359 million, compared to $186 million in the prior-year period, driven by a net ACL build related to uncertainty and deterioration in the macroeconomic outlook in the current quarter, and higher net credit losses in the consumer loan portfolio in Mexico.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2024 Form 10-K.
During the first quarter of 2025, Citi returned a total of $2.8 billion of capital to common shareholders in the form of $1.1 billion in dividends and $1.8 billion in share repurchases (approximately 23 million common shares) under Citi’s multiyear $20 billion common stock repurchase program. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.56 per share for the first quarter of 2025, and on April 3, 2025, declared common dividends of $0.56 per share for the second quarter of 2025. Citi plans to maintain a quarterly common dividend of $0.56 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.4% as of March 31, 2025, compared to 13.6% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 12.1% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.9% as of March 31, 2025, compared to 12.1% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches framework from December 31, 2024, driven primarily by the payment of common and preferred dividends, common share repurchases, increases in Standardized Approach RWA and Advanced Approaches RWA and higher deferred tax assets, partially offset by net income.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of March 31, 2025 and December 31, 2024:

	Advanced Approaches(1)		Standardized Approach(2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
CET1 Capital ratio	10.5%	10.5%	12.1%	12.1%
Tier 1 Capital ratio	12.0	12.0	13.6	13.6
Total Capital ratio	14.0	14.0	15.6	15.6

(1)For all periods presented, Citi’s required risk-based capital ratios under the Advanced Approaches included the 2.5% Capital Conservation Buffer and 3.5% GSIB (Global Systemically Important Bank) surcharge (all of which must be composed of CET1 Capital).
(2)Beginning October 1, 2024, Citi’s required risk-based capital ratios under the Standardized Approach included the 4.1% Stress Capital Buffer through September 30, 2025 and 3.5% GSIB surcharge (all of which must be composed of CET1 Capital). For additional information, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2024 Form 10-K.

The following tables present Citi’s capital components and ratios as of March 31, 2025 and December 31, 2024:

	Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
CET1 Capital(1)	$155,839	$155,363	$155,839	$155,363
Tier 1 Capital(1)	175,514	174,527	175,514	174,527
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	201,355	197,371	209,930	205,827
Total Risk-Weighted Assets	1,306,822	1,280,190	1,162,306	1,139,988
Credit Risk(1)	$924,860	$901,345	$1,090,672	$1,073,354
Market Risk	70,873	66,221	71,634	66,634
Operational Risk	311,089	312,624	—	—
CET1 Capital ratio(2)	11.93%	12.14%	13.41%	13.63%
Tier 1 Capital ratio(2)	13.43	13.63	15.10	15.31
Total Capital ratio(2)	15.41	15.42	18.06	18.06

In millions of dollars, except ratios	Required Capital Ratios	March 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(1)(3)		$2,478,351	$2,433,364
Total Leverage Exposure(1)(4)		3,033,450	2,985,418
Leverage ratio	4.0%	7.08%	7.17%
Supplementary Leverage ratio	5.0	5.79	5.85

(1)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
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

As indicated in the table above, Citigroup’s capital ratios at March 31, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of March 31, 2025.

Components of Citigroup Capital

In millions of dollars	March 31, 2025	December 31, 2024
CET1 Capital
Citigroup common stockholders’ equity(1)	$194,125	$190,815
Add: Qualifying noncontrolling interests	192	186
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	—	757
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(213)	(220)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(32)	(910)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,122	17,994
Identifiable intangible assets other than MSRs, net of related DTLs	3,291	3,357
Less: Defined benefit pension plan net assets and other	1,532	1,504
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,517	11,628
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	4,261	3,042
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$155,839	$155,363
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,283	$17,783
Qualifying trust preferred securities(6)	1,425	1,422
Qualifying noncontrolling interests	31	30
Regulatory capital deductions:
Less: Other	64	71
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,675	$19,164
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$175,514	$174,527
Tier 2 Capital
Qualifying subordinated debt	$21,230	$18,185
Qualifying noncontrolling interests	40	38
Eligible allowance for credit losses(2)(7)	13,811	13,560
Regulatory capital deduction:
Less: Other	665	483
Total Tier 2 Capital (Standardized Approach)	$34,416	$31,300
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$209,930	$205,827
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,575)	$(8,456)
Total Tier 2 Capital (Advanced Approaches)	$25,841	$22,844
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$201,355	$197,371

(1)Issuance costs of $67 million related to outstanding noncumulative perpetual preferred stock at March 31, 2025 and December 31, 2024 were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi’s $29.6 billion of net DTAs at March 31, 2025, $11.5 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $4.3 billion of DTAs arising from temporary differences that exceeded the 10% limitation, were excluded from Citi’s CET1 Capital as of March 31, 2025. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2025 and December 31, 2024, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.2 billion and $5.1 billion at March 31, 2025 and December 31, 2024, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2025
CET1 Capital, beginning of period	$155,363
Net income (loss)	4,064
Common and preferred dividends declared	(1,341)
Treasury stock	(1,038)
Common stock and additional paid-in capital	(501)
CTA net of hedges, net of tax	850
Unrealized gains (losses) on debt securities AFS, net of tax	515
Defined benefit plans liability adjustment, net of tax	(26)
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	(99)
Other Accumulated other comprehensive income (loss) (AOCI)	5
Goodwill, net of related DTLs	(128)
Identifiable intangible assets other than MSRs, net of related DTLs	66
Defined benefit pension plan net assets	(26)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	111
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(1,219)
CECL transition provision	(757)
Other	—
Net change in CET1 Capital	$476
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$155,839
Additional Tier 1 Capital, beginning of period	$19,164
Qualifying perpetual preferred stock	500
Qualifying trust preferred securities	3
Other	8
Net change in Additional Tier 1 Capital	$511
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$175,514
Tier 2 Capital, beginning of period (Standardized Approach)	$31,300
Qualifying subordinated debt	3,045
Eligible allowance for credit losses	251
Other	(180)
Net change in Tier 2 Capital (Standardized Approach)	$3,116
Tier 2 Capital, end of period (Standardized Approach)	$34,416
Total Capital, end of period (Standardized Approach)	$209,930
Tier 2 Capital, beginning of period (Advanced Approaches)	$22,844
Qualifying subordinated debt	3,045
Excess of eligible credit reserves over expected credit losses	132
Other	(180)
Net change in Tier 2 Capital (Advanced Approaches)	$2,997
Tier 2 Capital, end of period (Advanced Approaches)	$25,841
Total Capital, end of period (Advanced Approaches)	$201,355

(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2025
Total Risk-Weighted Assets, beginning of period	$1,139,988
General credit risk exposures(1)	(4,333)
Derivatives	1,128
Securities financing transactions(2)	8,932
Securitization exposures	1,567
Equity exposures	1,845
Other exposures(3)	8,179
Net change in Credit Risk-Weighted Assets	$17,318
Net change in Market Risk-Weighted Assets(4)	$5,000
Total Risk-Weighted Assets, end of period	$1,162,306

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended March 31, 2025, primarily due to the recategorization of certain exposures to other assets, partially offset by increased lending activities.
(2)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed, and eligible margin loans. Securities financing transactions increased during the three months ended March 31, 2025, primarily driven by business activities.
(3)Other exposures increased during the three months ended March 31, 2025, mainly due to the recategorization of certain exposures previously classified as part of general credit risk exposures to other assets.
(4)Market risk increased during the three months ended March 31, 2025, primarily driven by specific risk due to broad-based exposure increases.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2025
Total Risk-Weighted Assets, beginning of period	$1,280,190
General credit risk exposures(1)	329
Derivatives(2)	4,090
Securities financing transactions(3)	3,963
Securitization exposures(4)	3,966
Equity exposures	1,576
Other exposures(5)	9,591
Net change in Credit Risk-Weighted Assets	$23,515
Net change in Market Risk-Weighted Assets(6)	$4,652
Net change in Operational Risk-Weighted Assets	$(1,535)
Total Risk-Weighted Assets, end of period	$1,306,822

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended March 31, 2025, primarily due to increased exposures in lending and investment securities, partially offset by the recategorization of certain exposures to other assets.
(2)Derivatives increased during the three months ended March 31, 2025, mainly driven by changes in exposures and credit spread widening.
(3)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed, and eligible margin loans. Securities financing transactions increased during the three months ended March 31, 2025, primarily driven by business activities.
(4)Securitization exposures increased during the three months ended March 31, 2025, primarily driven by exposure and parameter changes.
(5)Other exposures increased during the three months ended March 31, 2025, mainly due to the recategorization of certain exposures previously classified as part of general credit risk exposures to other assets.
(6)Market risk increased during the three months ended March 31, 2025, primarily driven by specific risk due to broad-based exposure increases.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of March 31, 2025 and December 31, 2024:

In millions of dollars, except ratios	March 31, 2025	December 31, 2024
Tier 1 Capital	$175,514	$174,527
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,540,965	$2,494,016
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	146,060	136,931
Effective notional of sold credit derivatives, net(4)	41,637	36,507
Counterparty credit risk for repo-style transactions(5)	25,622	23,391
Other off-balance sheet exposures	317,953	332,169
Total of certain off-balance sheet exposures	$531,272	$528,998
Less: Tier 1 Capital deductions	38,787	37,596
Total Leverage Exposure	$3,033,450	$2,985,418
Supplementary Leverage ratio	5.79%	5.85%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at March 31, 2025 and December 31, 2024.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of March 31, 2025 and December 31, 2024:

		Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
CET1 Capital(2)		$155,956	$153,483	$155,956	$153,483
Tier 1 Capital(2)		158,087	155,613	158,087	155,613
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		168,066	165,581	175,530	173,060
Total Risk-Weighted Assets		1,116,746	1,109,387	1,004,682	998,817
Credit Risk(2)		$811,860	$811,464	$951,205	$953,377
Market Risk		53,455	45,383	53,477	45,440
Operational Risk		251,431	252,540	—	—
CET1 Capital ratio(4)(5)	7.0%	13.97%	13.83%	15.52%	15.37%
Tier 1 Capital ratio(4)(5)	8.5	14.16	14.03	15.74	15.58
Total Capital ratio(4)(5)	10.5	15.05	14.93	17.47	17.33

In millions of dollars, except ratios	Required Capital Ratios	March 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(2)(6)		$1,721,548	$1,726,312
Total Leverage Exposure(2)(7)		2,179,496	2,195,386
Leverage ratio(5)	5.0%	9.18%	9.01%
Supplementary Leverage ratio(5)	6.0	7.25	7.09

(1)Citibank’s required risk-based capital ratios are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of CET1 Capital).
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citibank’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
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

As presented in the table above, Citibank’s capital ratios at March 31, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of March 31, 2025.
Citibank’s Supplementary Leverage ratio was 7.3% at March 31, 2025, compared to 7.1% at December 31, 2024. The increase was primarily driven by net income and a decrease in Total Leverage Exposure, partially offset by the payment of common and preferred dividends.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the hypothetical sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach RWA and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2025. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, RWA, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Total Capital	Impact of $1 billion change in RWA
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.0	0.8	1.2
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.3
Standardized Approach	1.0	1.5	1.0	1.6	1.0	1.7

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At March 31, 2025, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $19 billion, which exceeded the minimum requirement by $14 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at March 31, 2025, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2025.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	March 31, 2025
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$335	$149
% of Advanced Approaches risk- weighted assets	25.6%	11.4%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$41	$25
% of Total Leverage Exposure	11.0%	4.9%
Regulatory requirement	9.5	4.5
Surplus amount	$47	$13

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of March 31, 2025, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $13 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2024 Form 10-K.

Regulatory Capital Standards and Developments

Stress Capital Buffer (SCB) Requirements
On April 17, 2025, the FRB issued a notice of proposed rulemaking intended to reduce the volatility of the SCB requirement by averaging the results of the annual supervisory stress test over two years. The proposal would also change the annual effective date of the SCB requirement from October 1 to January 1 in each year. If adopted as proposed, the changes to the calculation of the SCB requirement would be effective beginning with the 2025 supervisory stress test, such that the maximum CET1 Capital declines projected in the 2024 and 2025 supervisory stress tests for Citi would be averaged in producing Citi’s new SCB requirement, which would be effective January 1, 2026.

For information on proposed changes to U.S. regulatory capital requirements, known as the Basel III Endgame, as well as to the GSIB surcharge and the TLAC rule, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2024 Form 10-K.

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

In millions of dollars or shares, except per share amounts	March 31, 2025	December 31, 2024
Total Citigroup stockholders’ equity	$212,408	$208,598
Less: Preferred stock	18,350	17,850
Common stockholders’ equity	$194,058	$190,748
Less:
Goodwill	19,422	19,300
Identifiable intangible assets (other than MSRs)	3,679	3,734
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	16	16
Tangible common equity (TCE)	$170,941	$167,698
Common shares outstanding (CSO)	1,867.7	1,877.1
Book value per share (common stockholders’ equity/CSO)	$103.90	$101.62
Tangible book value per share (TCE/CSO)	91.52	89.34

	Three Months Ended March 31,
In millions of dollars	2025	2024
Net income available to common shareholders	$3,795	$3,092
Average common stockholders’ equity	$191,794	$188,001
Less:
Average goodwill	18,751	19,652
Average intangible assets (other than MSRs)	3,707	3,683
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	16	—
Average TCE	$169,320	$164,666
Return on average common stockholders’ equity	8.0%	6.6%
RoTCE	9.1	7.6

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

MANAGING GLOBAL RISK

For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition and the key Leadership Principles that support it, as well as Citi’s risk appetite. For more information on managing global risk at Citi, see “Managing Global Risk” in Citi’s 2024 Form 10-K.

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2024 Form 10-K. In addition, see Notes 14 and 15.

Loans
The table below details the average loans, by segment and/or business, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	1Q25	4Q24	1Q24
Services	$87	$87	$82
Markets	128	122	120
Banking	82	84	89
Wealth	147	148	150
USPB
Branded Cards	$117	$117	$111
Retail Services	51	52	52
Retail Banking	48	47	41
Total USPB	$216	$216	$204
All Other	$31	$31	$34
Total Citigroup loans (AVG)	$691	$688	$679
Total Citigroup loans (EOP)	$702	$694	$675

Average loans increased 2% year-over-year and were relatively unchanged sequentially. The year-over-year increase was primarily driven by growth in USPB, Markets and Services, partially offset by declines in Banking and Wealth.
As of the first quarter of 2025, average loans for:

•Services increased 6% year-over-year, primarily driven by strong demand in TTS for export and agency finance, as well as working capital loans.
•Markets increased 7% year-over-year, largely driven by asset-backed financing and commercial warehouse lending in spread products.
•Banking decreased 8% year-over-year, primarily driven by lower corporate demand.
•Wealth decreased 2%, driven by the transfers of certain relationships and associated mortgage loans to USPB from Wealth, largely offset by growth in secured lending volumes.
•USPB increased 6% year-over-year, driven by growth in Retail Banking, largely due to transfers of certain relationships and associated mortgage loans to USPB from Wealth, as well as Branded Cards due to higher card spend volume and higher revolving balances.

End-of-period loans increased 4% year-over-year and 1% sequentially. The year-over-year increase was driven by growth in Services and Markets as well as growth in Retail Banking and Branded Cards in USPB, partially offset by declines in Banking and Wealth.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	March 31, 2025				December 31, 2024				March 31, 2024
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$140	$126	$42	$308	$133	$122	$39	$294	$125	$120	$39	$284
Unfunded lending commitments (off-balance sheet)(2)	128	269	28	425	131	274	24	429	117	282	23	422
Total exposure	$268	$395	$70	$733	$264	$396	$63	$723	$242	$402	$62	$706

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	March 31, 2025	December 31, 2024	March 31, 2024
North America	57%	56%	56%
International	43	44	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	16%	16%	15%
LATAM	7	7	8
United Kingdom	6	6	6
Japan, Asia North and Australia (JANA)	6	6	7
Asia South	4	5	5
Middle East and Africa (MEA)	4	4	3

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2025	December 31, 2024	March 31, 2024
AAA/AA/A	48%	49%	50%
BBB	30	30	33
BB/B	20	19	16
CCC or below	2	2	1
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of March 31, 2025. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2025	December 31, 2024	March 31, 2024
Transportation and industrials	20%	20%	20%
Technology, media and telecom	13	12	12
Banks and finance companies(1)	13	12	12
Consumer retail	11	11	11
Real estate	10	11	10
Commercial	8	8	8
Residential	2	3	2
Power, chemicals, metals and mining	8	9	8
Energy and commodities	6	6	7
Health	5	5	5
Insurance	4	4	4
Public sector	3	4	4
Asset managers and funds	3	3	3
Financial markets infrastructure	3	2	3
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of March 31, 2025:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(2)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(3)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(4)
Transportation and industrials	$148,267	$57,814	$90,453	$109,926	$31,976	$6,171	$194	$106	$—	$(7,977)
Autos(5)	51,159	22,041	29,118	41,001	8,440	1,708	10	5	—	(2,629)
Transportation	26,419	11,226	15,193	19,945	5,489	949	36	32	—	(1,202)
Industrials	70,689	24,547	46,142	48,980	18,047	3,514	148	69	—	(4,146)
Technology, media and telecom	93,796	31,403	62,393	70,634	19,399	3,660	103	42	—	(6,946)
Banks and finance companies	93,252	61,541	31,711	82,120	10,124	906	102	3	133	(576)
Consumer retail	82,445	35,458	46,987	55,857	22,851	3,436	301	22	21	(5,432)
Real estate	75,678	53,350	22,328	62,220	9,610	3,270	578	179	9	(883)
Commercial	58,127	37,371	20,756	44,866	9,413	3,270	578	179	9	(883)
Residential	17,551	15,979	1,572	17,354	197	—	—	—	—	—
Power, chemicals, metals and mining	60,152	19,164	40,988	42,369	13,039	4,537	207	70	—	(5,367)
Power	26,168	5,529	20,639	21,102	4,510	424	132	1	—	(2,440)
Chemicals	20,247	7,439	12,808	11,957	5,216	3,023	51	66	—	(2,071)
Metals and mining	13,737	6,196	7,541	9,310	3,313	1,090	24	3	—	(856)
Energy and commodities(6)	42,551	12,858	29,693	34,286	7,346	736	183	12	22	(3,109)
Health	36,906	8,342	28,564	27,982	7,473	1,385	66	20	1	(3,347)
Insurance	27,182	3,073	24,109	25,418	1,716	42	6	1	—	(4,368)
Public sector	25,439	13,537	11,902	22,670	2,403	337	29	11	1	(634)
Asset managers and funds	20,854	6,287	14,567	17,810	2,865	179	—	—	—	(86)
Financial markets infrastructure	18,468	196	18,272	18,336	132	—	—	—	—	(28)
Securities firms	1,686	613	1,073	1,513	169	4	—	—	—	(14)
Other industries(7)	6,292	4,221	2,071	4,911	1,221	80	80	27	(5)	(4)
Total	$732,968	$307,857	$425,111	$576,052	$130,324	$24,743	$1,849	$493	$182	$(38,771)

(1)    Funded excludes loans carried at fair value of $7.9 billion and HFS of $4.5 billion as of March 31, 2025.
(2)    Unfunded includes lending-related commitments carried at fair value and HFS as of March 31, 2025.
(3)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(4)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.8 billion of purchased credit protection, $36.3 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.5 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $19.0 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(5)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.7 billion ($9.4 billion of which was funded exposure with 100% rated investment grade) as of March 31, 2025.
(6)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2025, Citi’s total exposure to these energy-related entities was approximately $4.5 billion, of which approximately $2.0 billion consisted of direct outstanding funded loans.
(7)    Includes $0.7 billion and $0.1 billion of funded and unfunded exposure at March 31, 2025, respectively, primarily related to commercial credit card delinquency-managed loans.

Exposure to Commercial Real Estate
As of March 31, 2025 and December 31, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $67 billion and $65 billion, including $6 billion and $6 billion of exposure related to office buildings, respectively. This total CRE exposure consisted of approximately $58 billion and $56 billion, respectively, related to corporate clients, included in the real estate category in the tables above and below. Total CRE exposure also includes approximately $9 billion and $9 billion, respectively, related to Wealth clients, not included in the tables above and below as they are not considered corporate exposures.
In addition, as of March 31, 2025, approximately 78% of Citi’s total CRE exposure was rated investment grade and more than 78% was to borrowers in the U.S. (unchanged from December 31, 2024).
As of March 31, 2025, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.75%, and there were $645 million of non-accrual CRE loans. As of December 31, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.60%, and there were $574 million of non-accrual CRE loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(2)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(3)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(4)
Transportation and industrials	$144,381	$57,166	$87,215	$106,336	$32,849	$4,944	$252	$73	$19	$(7,643)
Autos(5)	50,266	23,427	26,839	40,758	8,591	909	8	3	4	(2,420)
Transportation	26,138	11,416	14,722	19,460	5,792	795	91	3	(7)	(1,165)
Industrials	67,977	22,323	45,654	46,118	18,466	3,240	153	67	22	(4,058)
Technology, media and telecom	88,797	29,534	59,263	68,615	16,776	3,217	189	68	55	(6,720)
Banks and finance companies	86,500	56,716	29,784	76,754	8,625	882	239	7	5	(560)
Consumer retail	80,871	32,212	48,659	57,425	19,579	3,676	191	30	43	(5,423)
Real estate	74,481	53,186	21,295	61,430	8,976	3,545	530	6	173	(813)
Commercial	55,810	36,200	19,610	42,960	8,782	3,545	523	6	156	(813)
Residential	18,671	16,986	1,685	18,470	194	—	7	—	17	—
Power, chemicals, metals and mining	66,669	18,504	48,165	49,383	12,653	4,416	217	35	75	(5,267)
Power	32,185	5,092	27,093	27,204	4,414	417	150	1	48	(2,406)
Chemicals	20,618	7,529	13,089	12,747	5,034	2,779	58	33	28	(2,064)
Metals and mining	13,866	5,883	7,983	9,432	3,205	1,220	9	1	(1)	(797)
Energy and commodities(6)	41,919	11,686	30,233	33,899	7,266	555	199	3	(5)	(3,153)
Health	39,028	8,537	30,491	29,579	8,018	1,411	20	19	13	(3,267)
Insurance	28,317	2,115	26,202	26,734	1,560	17	6	2	—	(4,089)
Public sector	26,022	13,209	12,813	23,344	2,308	360	10	28	7	(678)
Asset managers and funds	19,648	5,258	14,390	17,679	1,788	181	—	—	(4)	(97)
Financial markets infrastructure	17,368	181	17,187	17,238	130	—	—	—	—	(29)
Securities firms	1,876	590	1,286	1,407	468	1	—	—	—	(20)
Other industries(7)	7,213	4,733	2,480	4,979	2,099	114	21	42	16	(51)
Total	$723,090	$293,627	$429,463	$574,802	$123,095	$23,319	$1,874	$313	$397	$(37,810)

(1)    Funded excludes loans carried at fair value of $7.8 billion and HFS of $3.6 billion as of December 31, 2024.
(2)    Unfunded includes lending-related commitments carried at fair value and HFS as of December 31, 2024.
(3)    Includes non-accrual loan exposures and related criticized unfunded exposures.
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
(7)    Includes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.

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
At March 31, 2025, December 31, 2024 and March 31, 2024, Banking had economic hedges on the corporate credit portfolio of $38.8 billion, $37.8 billion and $38.4 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2025	December 31, 2024	March 31, 2024
AAA/AA/A	45%	44%	45%
BBB	45	45	45
BB/B	9	10	9
CCC or below	1	1	1
Total	100%	100%	100%

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USPB and the consumer component of All Other—Legacy Franchises. Wealth includes consumer loans that are both delinquency and classifiably managed portfolios.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	1Q24	2Q24	3Q24	4Q24	1Q25
Wealth(2)(3)
Mortgages(4)	$90.2	$92.0	$91.5	$89.0	$87.9
Margin lending(5)	27.3	27.6	28.1	29.4	31.5
Personal, small business and other(6)	26.7	25.9	26.4	24.1	23.1
Cards	4.7	4.9	5.0	5.0	4.8
Total	$148.9	$150.4	$151.0	$147.5	$147.3
USPB
Branded Cards(7)	$111.4	$115.3	$115.9	$121.1	$116.3
Credit cards	108.0	111.8	112.1	117.3	112.6
Personal installment loans(7)	3.4	3.5	3.8	3.8	3.7
Retail Services	50.8	51.7	51.6	53.8	50.2
Retail Banking(7)	42.2	42.7	45.6	46.8	48.2
Mortgages(4)	41.0	41.4	44.4	45.5	47.0
Personal, small business and other	1.2	1.3	1.2	1.3	1.2
Total	$204.4	$209.7	$213.1	$221.7	$214.7
All Other—Legacy Franchises
Mexico Consumer (excludes Mexico SBMM)	$19.6	$18.2	$17.4	$17.2	$17.9
Asia Consumer(8)	6.5	5.6	5.5	4.7	4.5
Legacy Holdings Assets(9)	2.4	2.2	2.2	2.0	1.9
Total	$28.5	$26.0	$25.1	$23.9	$24.3
Total consumer loans	$381.8	$386.1	$389.2	$393.1	$386.3

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $96.7 billion, $98.0 billion, $99.8 billion, $100.9 billion and $100.0 billion of loans in North America as of March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(3)Consists of $50.6 billion, $49.5 billion, $51.2 billion, $49.5 billion and $48.9 billion of loans outside North America as of March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively.
(4)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(5)At March 31, 2025, includes approximately $25 billion of classifiably managed loans fully collateralized by eligible financial assets and securities that have experienced very low historical net credit losses.
(6)At March 31, 2025, includes approximately $19 billion of classifiably managed loans. Approximately 84% of these loans are fully collateralized (consisting primarily of commercial real estate and limited partner capital commitments in private equity) and have experienced very low historical net credit losses. As discussed below, approximately 83% of the classifiably managed portion of these loans is investment grade.
(7)Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.
(8)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios—Korea, Poland and Russia—as well as China until the completion of the sales of substantially all portfolios in July 2024.
(9)    Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

U.S. Personal Banking

U.S. Personal Banking (USPB) includes Branded Cards and Retail Services, with proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans within Branded Cards, and co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears) within Retail Services. USPB also includes Retail Banking, which provides traditional banking services including deposits, mortgages and other lending to retail and small business customers. Retail Banking is concentrated in six major U.S. metropolitan areas. USPB also provides mortgages through correspondent channels.
As of March 31, 2025, approximately 76% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, which generally drives the overall credit performance of USPB, as Branded Cards and Retail Services card net credit losses represented approximately 96% of USPB’s total net credit losses for the first quarter of 2025. As of March 31, 2025, Branded Cards and Retail Services represented 69% and 31%, respectively, of EOP cards loans in USPB.
As presented in the chart above, the first quarter of 2025 net credit loss rate for USPB increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the year-over-year increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment impacting both cards portfolios.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and decreased year-over-year. The year-over-year decrease was due to an improvement in the delinquency rate for credit card loans in Retail Services.

Branded Cards—Credit Cards

USPB’s Branded Cards portfolio consists of both proprietary Citi branded cards portfolios (Value, Rewards and Cash) and co-branded cards portfolios (including Costco and American Airlines) and personal installment loans. Citi’s Branded Cards portfolio benefits from a diverse combination of products. Citi’s proprietary cards provide customers with a suite of products with rewards, cash rebates and lending solutions, while co-branded cards provide significant affinity benefits through partnerships with large-scale partners across the airline, retail and telecom sectors.
As presented in the chart above, the first quarter of 2025 net credit loss rate for Branded Cards’ credit cards increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the year-over-year increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment.
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
As presented in the chart above, the first quarter of 2025 net credit loss rate for Retail Services increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, primarily reflecting the continued maturation of multiple cards loan vintages originated in recent years. The maturation was delayed by unprecedented levels of government stimulus during the pandemic. In addition, the year-over-year increase was driven by macroeconomic pressures related to the elevated inflationary and interest rate environment.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, reflecting continued stabilization in delinquencies.

For additional details on cost of credit, loan delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 14.

Retail Banking

USPB’s Retail Banking portfolio consists primarily of consumer mortgages (including home equity) and unsecured lending products, such as small business loans and revolving products. The portfolio is generally delinquency managed, where Citi evaluates credit risk based on FICO scores, delinquencies and the value of underlying collateral. The consumer mortgages in this portfolio have historically been extended to high credit quality customers, generally with loan-to-value ratios that are less than or equal to 80% on first and second mortgages. For additional information, see “Loan-to-Value (LTV) Ratios” in Note 14.
As presented in the chart above, the first quarter of 2025 net credit loss rate for Retail Banking was broadly stable year-over-year and decreased quarter-over-quarter. The quarter-over-quarter decrease was driven by a reduction in the consumer overdraft loss rate.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and year-over-year.

Wealth

Wealth provides consumer mortgages, margin lending, credit cards and other lending products to customer segments that range from affluent to ultra-high net worth through the Private Bank, Citigold and Wealth at Work businesses. These customer segments represent a target market that is characterized by historically low default rates and delinquencies and includes loans that are delinquency managed or classifiably managed. The delinquency-managed portfolio consists primarily of mortgages, margin lending and credit cards.
As of March 31, 2025, approximately $45 billion, or 30%, of the portfolios were classifiably managed and primarily consisted of mortgage loans, margin loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 69% were rated investment grade. While the 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, the net credit loss rates presented were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the first quarter of 2025 net credit loss rate in Wealth was broadly stable quarter-over-quarter and year-over-year. The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and increased year-over-year, primarily driven by consumer mortgages. The low net credit loss and the 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer operates in Mexico through Banamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of March 31, 2025, approximately 40% of Mexico Consumer EOP loans consisted of credit card loans, which largely drives the overall credit performance of Mexico Consumer, as the cards net credit losses represented approximately 65% of total Mexico Consumer net credit losses for the first quarter of 2025.
As presented in the chart above, the first quarter of 2025 net credit loss rate in Mexico Consumer increased quarter-over-quarter, driven by a $13 million charge-off for uncollectible value added tax on accrued interest and an increase in settlements. The net credit loss rate increased year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and increased year-over-year. The year-over-year increase was driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.

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

Branded Cards

FICO distribution(1)	March 31, 2025	December 31, 2024	March 31, 2024
≥ 740	54%	56%	55%
660–739	34	33	34
< 660	12	11	11
Total	100%	100%	100%

Retail Services

FICO distribution(1)	March 31, 2025	December 31, 2024	March 31, 2024
≥ 740	35%	36%	34%
660–739	42	41	42
< 660	23	23	24
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of the Branded Cards portfolio declined slightly quarter-over-quarter, as well as year-over-year. The FICO distribution of the Retail Services portfolio declined slightly quarter-over-quarter and improved slightly year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2025	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024
Wealth delinquency-managed loans(3)	$102.8	$239	$260	$207	$548	$242	$328
Ratio		0.23%	0.25%	0.20%	0.53%	0.23%	0.31%
Wealth classifiably managed loans(4)	44.5	N/A	N/A	N/A	N/A	N/A	N/A
USPB(5)(6)
Total	$214.7	$2,725	$2,871	$2,719	$2,536	$2,604	$2,435
Ratio		1.27%	1.30%	1.33%	1.18%	1.18%	1.19%
Credit cards and personal installment loans total (d+b)	166.5	2,568	2,726	2,578	2,268	2,384	2,238
Ratio		1.54%	1.56%	1.59%	1.36%	1.36%	1.38%
Credit cards total (a+c) = (d)(6)	$162.8	$2,550	$2,705	$2,563	$2,217	$2,333	$2,196
Ratio		1.57%	1.58%	1.61%	1.36%	1.36%	1.38%
Branded Cards (a+b)	$116.3	$1,372	$1,404	$1,295	$1,203	$1,261	$1,133
Ratio		1.18%	1.16%	1.16%	1.03%	1.04%	1.02%
Credit cards (a)	112.6	1,354	1,383	1,280	1,152	1,210	1,091
Ratio		1.20%	1.18%	1.19%	1.02%	1.03%	1.01%
Personal installment loans (b)	3.7	18	21	15	51	51	42
Ratio		0.49%	0.55%	0.44%	1.38%	1.34%	1.24%
Retail Services (c)	$50.2	$1,196	$1,322	$1,283	$1,065	$1,123	$1,105
Ratio		2.38%	2.46%	2.53%	2.12%	2.09%	2.18%
Retail Banking(5)	$48.2	$157	$145	$141	$268	$220	$197
Ratio		0.33%	0.31%	0.34%	0.56%	0.48%	0.47%
All Other
Total	$24.3	$338	$341	$384	$345	$329	$369
Ratio		1.40%	1.44%	1.36%	1.43%	1.39%	1.30%
Mexico Consumer	17.9	252	246	258	261	242	261
Ratio		1.41%	1.43%	1.32%	1.46%	1.41%	1.33%
Asia Consumer(7)	4.5	22	23	28	29	27	38
Ratio		0.49%	0.49%	0.43%	0.64%	0.57%	0.58%
Legacy Holdings Assets (consumer)(8)	1.9	64	72	98	55	60	70
Ratio		3.76%	4.00%	4.45%	3.24%	3.33%	3.18%
Total Citigroup consumer	$386.3	$3,302	$3,472	$3,310	$3,429	$3,175	$3,132
Ratio		0.97%	0.99%	0.98%	1.01%	0.91%	0.93%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of March 31, 2025, December 31, 2024 and March 31, 2024, 69%, 72% and 81% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $64 million ($0.5 billion), $69 million ($0.5 billion) and $64 million ($0.5 billion) at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $59 million, $66 million and $66 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The EOP loans in the table include the guaranteed loans.

(6)The 90+ days past due balances for Branded Cards and Retail Services are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(7)Asia Consumer also includes delinquencies and loans in Poland and Russia for all periods presented.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $62 million ($0.2 billion), $66 million ($0.2 billion) and $66 million ($0.2 billion) at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $32 million, $34 million and $33 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q25	1Q25	4Q24	1Q24
Wealth	$146.5	$38	$30	$29
Ratio		0.11%	0.08%	0.08%
USPB
Total	$215.9	$1,983	$1,920	$1,864
Ratio		3.72%	3.54%	3.67%
Credit cards and personal installment loans total (d+b)	168.0	1,954	1,878	1,836
Ratio		4.72%	4.43%	4.54%
Credit cards total (a+c) = (d)	$164.2	$1,896	$1,819	$1,787
Ratio		4.68%	4.39%	4.51%
Branded Cards (a+b)	$116.7	$1,141	$1,068	$1,024
Ratio		3.97%	3.63%	3.72%
Credit cards (a)	112.9	1,083	1,009	975
Ratio		3.89%	3.55%	3.65%
Personal installment loans (b)	3.8	58	59	49
Ratio		6.19%	6.18%	5.97%
Retail Services (c)	$51.3	$813	$810	$812
Ratio		6.43%	6.21%	6.32%
Retail Banking	$47.9	$29	$42	$28
Ratio		0.25%	0.36%	0.27%
All Other—Legacy Franchises (managed basis)(3)
Total	$24.3	$256	$241	$235
Ratio		4.27%	3.87%	3.36%
Mexico Consumer	17.6	239	213	217
Ratio		5.51%	4.81%	4.67%
Asia Consumer (managed basis)(3)(4)	4.7	18	14	20
Ratio		1.55%	1.09%	1.17%
Legacy Holdings Assets (consumer)	2.0	(1)	14	(2)
Ratio		(0.20)%	2.65%	(0.32)%
Reconciling Items(3)		—	—	11
Total Citigroup	$386.7	$2,277	$2,191	$2,139
Ratio		2.39%	2.24%	2.25%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico Consumer/SBMM (Banamex) within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer also includes NCLs and average loans in Poland and Russia for all periods presented.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2025	2024	2024	2024	2024
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$114,664	$114,593	$114,126	$112,710	$110,592
Home equity loans(2)	3,025	3,141	3,242	3,338	3,439
Credit cards	162,806	171,059	163,699	163,467	158,806
Personal, small business and other	32,591	33,155	33,308	33,318	33,966
Total	$313,086	$321,948	$314,375	$312,833	$306,803
In offices outside North America(1)
Residential mortgages(2)	$24,326	$24,456	$25,702	$25,489	$25,926
Credit cards	12,885	12,927	12,930	13,197	13,942
Personal, small business and other	35,784	33,995	35,474	34,636	35,162
Total	$72,995	$71,378	$74,106	$73,322	$75,030
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$386,081	$393,326	$388,481	$386,155	$381,833
Unallocated portfolio-layer cumulative basis adjustments	$231	$(224)	$670	$(38)	$(74)
Consumer loans, net of unearned income(3)	$386,312	$393,102	$389,151	$386,117	$381,759
Corporate loans
In North America offices(1)
Commercial and industrial	$63,172	$57,730	$58,403	$60,959	$58,023
Financial institutions	47,993	41,815	38,796	40,037	38,040
Mortgage and real estate(2)	18,104	18,411	18,353	17,917	17,839
Installment and other(4)	22,225	25,529	23,147	22,929	21,259
Lease financing	237	235	233	231	229
Total	$151,731	$143,720	$138,932	$142,073	$135,390
In offices outside North America(1)
Commercial and industrial	$96,277	$92,856	$98,024	$96,883	$93,750
Financial institutions	27,139	27,276	25,879	27,282	26,647
Mortgage and real estate(2)	8,333	8,136	7,900	7,347	7,375
Installment and other(4)	28,261	25,800	25,693	24,342	26,210
Lease financing	39	40	41	37	45
Governments and official institutions	3,944	3,630	3,237	3,664	3,405
Total	$163,993	$157,738	$160,774	$159,555	$157,432
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$315,724	$301,458	$299,706	$301,628	$292,822
Unallocated portfolio-layer cumulative basis adjustments	$20	$(72)	$65	$(23)	$(3)
Corporate loans, net of unearned income(5)	$315,744	$301,386	$299,771	$301,605	$292,819
Total loans—net of unearned income	$702,056	$694,488	$688,922	$687,722	$674,578
Allowance for credit losses on loans (ACLL)	(18,726)	(18,574)	(18,356)	(18,216)	(18,296)
Total loans—net of unearned income and ACLL	$683,330	$675,914	$670,566	$669,506	$656,282
ACLL as a percentage of total loans— net of unearned income(6)	2.70%	2.71%	2.70%	2.68%	2.75%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.14%	4.08%	4.05%	4.08%	4.07%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.89%	0.87%	0.89%	0.85%	0.98%
(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification of corporate loans between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the risk-based country view is not material for the purposes of classification of corporate loans between offices in North America and outside North America.

(2)Loans secured primarily by real estate.
(3)Consumer loans are net of unearned income of $893 million, $889 million, $883 million, $852 million and $828 million at March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Installment and other includes loans to SPEs and TTS commercial cards.
(5)Corporate loans include Mexico SBMM loans and are net of unearned income of ($1,021) million, ($969) million, ($912) million, ($917) million and ($968) million at March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2025	2024	2024	2024	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$18,574	$18,356	$18,216	$18,296	$18,145
Provision for credit losses on loans (PCLL)
Consumer	$2,225	$2,528	$2,205	$2,525	$2,201
Corporate	336	35	177	(166)	221
Total	$2,561	$2,563	$2,382	$2,359	$2,422
Gross credit losses on loans
Consumer
In U.S. offices	$2,402	$2,307	$2,210	$2,282	$2,190
In offices outside the U.S.	325	300	286	304	322
Corporate
In U.S. offices	53	14	81	115	83
In offices outside the U.S.	146	59	32	14	95
Total	$2,926	$2,680	$2,609	$2,715	$2,690
Gross recoveries on loans
Consumer
In U.S. offices	$413	$371	$353	$354	$328
In offices outside the U.S.	37	45	45	57	45
Corporate
In U.S. offices	11	15	22	10	9
In offices outside the U.S.	6	7	17	11	5
Total	$467	$438	$437	$432	$387
Net credit losses on loans (NCLs)
In U.S. offices	$2,031	$1,935	$1,916	$2,033	$1,936
In offices outside the U.S.	428	307	256	250	367
Total	$2,459	$2,242	$2,172	$2,283	$2,303
Other—net(1)(2)(3)(4)(5)(6)	$50	$(103)	$(70)	$(156)	$32
Allowance for credit losses on loans (ACLL) at end of period	$18,726	$18,574	$18,356	$18,216	$18,296
ACLL as a percentage of EOP loans(7)	2.70%	2.71%	2.70%	2.68%	2.75%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,720	$1,601	$1,725	$1,619	$1,629
Total ACLL and ACLUC	$20,446	$20,175	$20,081	$19,835	$19,925
Net consumer credit losses on loans	$2,277	$2,191	$2,098	$2,175	$2,139
As a percentage of average consumer loans	2.39%	2.24%	2.16%	2.28%	2.25%
Net corporate credit losses on loans	$182	$51	$74	$108	$164
As a percentage of average corporate loans	0.24%	0.07%	0.10%	0.15%	0.22%
ACLL by type at end of period(9)
Consumer	$16,001	$16,018	$15,765	$15,732	$15,524
Corporate	2,725	2,556	2,591	2,484	2,772
Total	$18,726	$18,574	$18,356	$18,216	$18,296
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The first quarter of 2025 includes an increase of approximately $50 million related to FX translation.
(3)The fourth quarter of 2024 includes a decrease of approximately $103 million related to FX translation.

(4)The third quarter of 2024 includes approximately $23 million related to an acquired portfolio and a decrease of approximately $93 million related to FX translation.
(5)The second quarter of 2024 includes a decrease of approximately $156 million related to FX translation.
(6)The first quarter of 2024 includes an increase of approximately $32 million related to FX translation.
(7)March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024 exclude $8.2 billion, $8.0 billion, $8.1 billion, $8.5 billion and $8.9 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	March 31, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.4	$162.8	8.2%
North America personal installment loans	0.4	3.7	10.8
North America mortgages(3)	0.1	117.6	0.1
North America other(3)	0.3	28.9	1.0
International cards	1.0	12.9	7.8
International other(3)	0.8	60.1	1.3
Total(1)	$16.0	$386.0	4.1%
Corporate(4)
Commercial and industrial	$1.4	$157.3	0.9%
Financial institutions	0.3	73.9	0.4
Mortgage and real estate(4)	0.8	26.4	3.0
Installment and other	0.2	50.3	0.4
Total(1)	$2.7	$307.9	0.9%
Loans at fair value(1)	N/A	$8.2	N/A
Total Citigroup	$18.7	$702.1	2.7%

	December 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.6	$171.1	7.9%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	117.2	0.1
North America other(3)	0.3	29.4	1.0
International cards	0.9	12.9	7.0
International other(3)	0.7	58.4	1.2
Total(1)	$16.0	$392.8	4.1%
Corporate(4)
Commercial and industrial	$1.3	$148.7	0.9%
Financial institutions	0.4	68.4	0.6
Mortgage and real estate(4)	0.7	26.4	2.7
Installment and other	0.2	50.1	0.4
Total(1)	$2.6	$293.6	0.9%
Loans at fair value(1)	N/A	$8.0	N/A
Total Citigroup	$18.6	$694.5	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of March 31, 2025, the $13.4 billion of ACLL represented approximately 21 months of coincident net credit loss coverage (based on 1Q25 NCLs). As of March 31, 2025, Branded Cards ACLL as a percentage of EOP loans was 6.6% and Retail Services ACLL as a percentage of EOP loans was 11.8%. As of December 31, 2024, the $13.6 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on 4Q24 NCLs). As of December 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.3%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	March 31, 2025
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$61,541	$220	0.4%
Transportation and industrials	57,814	506	0.9
Real estate(2)	53,350	815	1.5
Commercial	37,371	737	2.0
Residential	15,979	78	0.5
Consumer retail	35,458	298	0.8
Technology, media and telecom	31,403	232	0.7
Power, chemicals, metals and mining	19,164	260	1.4
Public sector	13,537	59	0.4
Energy and commodities	12,858	129	1.0
Health	8,342	80	1.0
Asset managers and funds	6,287	25	0.4
Insurance	3,073	12	0.4
Securities firms	613	8	1.3
Financial markets infrastructure	196	1	0.5
Other industries(3)	4,221	80	1.9
Total(4)	$307,857	$2,725	0.9%

(1)    Funded exposure excludes loans carried at fair value of $7.9 billion that are not subject to the ACLL under the CECL standard.
(2)    As of March 31, 2025, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.75%.
(3)    Includes $0.7 billion of funded exposure at March 31, 2025, primarily related to commercial credit card delinquency-managed loans.
(4)    As of March 31, 2025, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.3% of funded non-investment-grade exposure.

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

(1)    Funded exposure excludes loans carried at fair value of $7.8 billion that are not subject to the ACLL under the CECL standard.
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

Non-Accrual Loans and Assets
For additional information on Citi’s non-accrual loans and assets, see “Non-Accrual Loans and Assets” in Citi’s 2024 Form 10-K.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2025	2024	2024	2024	2024
Corporate non-accrual loans by region(1)(2)(3)
North America(4)	$822	$757	$459	$456	$874
International	554	620	485	542	615
Total	$1,376	$1,377	$944	$998	$1,489
International NAL by cluster
United Kingdom	$52	$190	$62	$109	$123
Japan, Asia North and Australia (JANA)	18	22	24	52	37
LATAM	382	301	260	276	328
Asia South	26	17	49	30	35
Europe	51	58	64	45	75
Middle East and Africa (MEA)	25	32	26	30	17
Corporate non-accrual loans(1)(2)(3)
Banking	$510	$498	$348	$462	$606
Services	110	65	96	30	27
Markets(4)	631	715	390	362	686
Mexico SBMM	125	99	110	144	170
Total	$1,376	$1,377	$944	$998	$1,489
Consumer non-accrual loans(1)
Wealth	$415	$404	$284	$303	$276
USPB	305	290	292	285	290
Mexico Consumer	416	411	415	425	465
Asia Consumer(5)	20	19	21	22	23
Legacy Holdings Assets (consumer)	172	186	210	217	227
Total	$1,328	$1,310	$1,222	$1,252	$1,281
Total non-accrual loans	$2,704	$2,687	$2,166	$2,250	$2,770

(1)Corporate loans are placed on non-accrual status based on a review by Citigroup’s risk officers. Corporate non-accrual loans may still be current on interest payments. With limited exceptions, the following practices are applied for consumer loans: consumer loans, excluding credit cards and mortgages, are placed on non-accrual status at 90 days past due and are charged off at 120 days past due; residential mortgage loans are placed on non-accrual status at 90 days past due and written down to net realizable value at 180 days past due. Consistent with industry conventions, Citigroup generally accrues interest on credit card loans until such loans are charged off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures do not include credit card loans, with the exception of certain international portfolios. The balances above represent non-accrual loans within Corporate loans and Consumer loans on the Consolidated Balance Sheet.
(2)Approximately 65%, 61%, 64%, 68% and 61% of Citi’s corporate non-accrual loans remain current on interest and principal payments at March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively.
(3)The March 31, 2025 total corporate non-accrual loans represented 0.44% of total corporate loans.
(4)The decrease at June 30, 2024 was primarily related to commercial real estate loans.
(5)    Asia Consumer includes balances in Korea, Poland and Russia for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,377	$1,310	$2,687	$1,882	$1,315	$3,197
Additions	507	532	1,039	238	418	656
Sales and transfers to HFS	(75)	(3)	(78)	(213)	(4)	(217)
Returned to performing	—	(72)	(72)	(2)	(57)	(59)
Paydowns/settlements	(255)	(105)	(360)	(313)	(103)	(416)
Charge-offs	(178)	(345)	(523)	(101)	(256)	(357)
Other	—	11	11	(2)	(32)	(34)
Ending balance	$1,376	$1,328	$2,704	$1,489	$1,281	$2,770

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2025	2024	2024	2024	2024
OREO
North America	$10	$9	$13	$17	$15
International(1)	11	9	12	10	11
Total OREO	$21	$18	$25	$27	$26
Non-accrual assets
Corporate non-accrual loans	$1,376	$1,377	$944	$998	$1,489
Consumer non-accrual loans	1,328	1,310	1,222	1,252	1,281
Non-accrual loans (NAL)	$2,704	$2,687	$2,166	$2,250	$2,770
OREO	21	18	25	27	26
Non-accrual assets (NAA)	$2,725	$2,705	$2,191	$2,277	$2,796
NAL as a percentage of total loans	0.39%	0.39%	0.31%	0.33%	0.41%
NAA as a percentage of total assets	0.11	0.11	0.09	0.09	0.11
ACLL as a percentage of NAL(2)	693	691	847	810	661
(1)The International OREO details by cluster are not provided due to the immateriality of such amounts.
(2)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

This page intentionally left blank.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including objectives and stress testing, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2024 Form 10-K.

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
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, but not limited to, those related to resolution planning. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Available cash	$224.3	$227.1	$197.6	$7.2	$7.7	$5.7	$231.5	$234.8	$203.3
U.S. sovereign	162.6	191.2	133.3	48.5	46.8	63.0	211.1	238.0	196.3
U.S. agency/agency MBS	29.6	26.6	55.9	2.0	2.1	2.5	31.6	28.7	58.4
Foreign government debt(1)	63.0	44.2	74.4	16.0	12.6	19.0	79.0	56.8	93.4
Other investment grade	—	—	0.3	—	0.1	0.1	—	0.1	0.4
Total HQLA (AVG)	$479.5	$489.1	$461.5	$73.7	$69.3	$90.3	$553.2	$558.4	$551.8

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, the United Kingdom, Mexico and China.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA decreased quarter-over-quarter as of the first quarter of 2025, primarily driven by a decrease in average wholesale funding.
As of March 31, 2025, Citigroup had approximately $960 billion of available liquidity resources to support client and business needs, including end-of-period HQLA ($554 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($252 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($154 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
HQLA	$553.2	$558.4	$551.8
Net outflows	473.8	480.4	473.0
LCR	117%	116%	117%
HQLA in excess of net outflows	$79.4	$78.0	$78.8

Note: The amounts are presented on an average basis.

As of March 31, 2025, Citigroup’s average LCR increased slightly from the quarter ended December 31, 2024.
In addition, considering Citi’s total available liquidity resources at quarter end of $960 billion, Citi maintained approximately $486 billion of excess liquidity resources above the stressed net outflows of approximately $474 billion, presented in the LCR table above.

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
For the quarter ended March 31, 2025, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended December 31, 2024 and September 30, 2024, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q).

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment securities portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. EOP cash, deposits and investments increased 1% quarter-over-quarter, primarily driven by an increase in deposits late in the current quarter.

In billions of dollars	1Q25	4Q24	1Q24
Cash and due from banks	$28	$30	$27
Deposits with banks	281	284	252
Investment securities	459	484	516
Total Citigroup cash and investment securities (AVG)	$768	$798	$795
Total Citigroup cash and investment securities (EOP)	$761	$753	$788

At March 31, 2025, Citi’s EOP cash and Investment securities comprised approximately 30% of total assets.

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	1Q25	4Q24	1Q24
Services	$826	$839	$808
TTS	690	704	684
Securities Services	136	135	124
Markets(1)	15	15	24
Banking	—	1	1
Wealth	310	315	316
USPB	89	86	100
All Other—Legacy Franchises	43	42	51
All Other—Corporate/Other	22	22	26
Total Citigroup deposits (AVG)	$1,305	$1,320	$1,326
Total Citigroup deposits (EOP)	$1,316	$1,284	$1,307

(1)During the third quarter of 2024, approximately $9 billion of institutional deposits were moved from Markets to All Other—Corporate/Other. Prior periods were not reclassified. For additional information about the reallocated deposits, see Note 3 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Citi’s deposit base is spread across a diversified set of countries, industries, clients and currencies and is subject to Citi’s Liquidity Risk Management Policy and Procedures.
End-of-period deposits increased 1% year-over-year, driven by increases in Services, partially offset by declines in Wealth, All Other and USPB. End-of-period deposits increased 2% sequentially, driven by Services and USPB, partially offset by a decline in Wealth.
On an average basis, deposits decreased 2% year-over-year and decreased 1% sequentially. In the first quarter of 2025, average deposits for:

•Services increased 2% year-over-year, as TTS increased 1%, due to deepened client relationships and growth in operational deposits, and Securities Services increased 10%, driven by growth in Custody and Issuer Services.
•USPB decreased 11% year-over-year, as the transfer of certain relationships and the associated deposits to Wealth more than offset underlying deposit growth.
•Wealth decreased 2% year-over-year, driven by a shift in deposits to higher-yielding investments on Citi’s platform and other operating outflows, largely offset by the transfer of certain relationships and associated deposits from USPB.
•All Other decreased 16% year-over-year, primarily reflecting the continued wind-downs, the impact of FX translation of deposits in Legacy Franchises and reductions of corporate certificates of deposit in Corporate/Other.

The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $851 billion) and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, approximately 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with approximately $401 billion of Wealth and USPB deposits as of the end of the current quarter, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB, and across regions and products. As of the end of the current quarter, approximately 67% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 44% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt
Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Non-bank(1)
Benchmark debt:
Senior debt	$110.5	$107.4	$111.0
Subordinated debt	30.6	28.7	27.2
Trust preferred	1.6	1.6	1.6
Customer-related debt	107.5	103.3	108.9
Local country and other(2)	11.0	10.8	7.4
Total non-bank	$261.2	$251.8	$256.1
Bank
FHLB borrowings	$7.5	$8.5	$11.5
Securitizations(3)	5.1	5.1	6.7
Citibank benchmark senior debt	19.4	19.4	7.9
Local country and other(2)	2.5	2.5	3.3
Total bank	$34.5	$35.5	$29.4
Total long-term debt	$295.7	$287.3	$285.5

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2025, non-bank included $92.8 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded Cards receivables.
Citi’s total long-term debt outstanding increased 4% year-over-year, driven by higher benchmark debt issuances by both bank and non-bank entities. Sequentially, long-term debt outstanding increased 3%, largely related to issuances in benchmark debt and customer-related debt at non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the first quarter of 2025, Citi redeemed or repurchased an aggregate of $14.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q25		4Q24		1Q24
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$6.2	$7.3	$13.9	$11.7	$1.0	$3.0
Subordinated debt	1.5	3.0	1.0	4.9	—	2.5
Trust preferred	—	—	—	—	—	—
Customer-related debt	12.7	17.2	59.2	56.7	13.5	12.3
Local country and other	0.5	1.0	6.1	8.8	2.1	1.4
Total non-bank	$20.9	$28.5	$80.2	$82.1	$16.6	$19.2
Bank
FHLB borrowings	$2.0	$1.0	$7.0	$4.0	$1.0	$1.0
Securitizations	—	—	1.7	—	—	—
Citibank benchmark senior debt	—	—	2.7	12.0	2.3	—
Local country and other	0.2	0.1	1.4	1.0	0.2	0.2
Total bank	$2.2	$1.1	$12.8	$17.0	$3.5	$1.2
Total	$23.1	$29.6	$93.0	$99.1	$20.1	$20.4

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the three months of 2025, as well as its aggregate expected remaining long-term debt maturities by year as of March 31, 2025:

		Maturities
In billions of dollars	1Q25 YTD	Remaining 2025	2026	2027	2028	2029	2030	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$6.2	$2.5	$20.1	$7.3	$16.8	$6.6	$10.6	$46.6	$110.5
Subordinated debt	1.5	4.3	2.4	3.7	2.0	—	—	18.2	30.6
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	12.7	16.0	15.4	12.5	8.8	10.0	5.1	39.7	107.5
Local country and other	0.5	1.6	1.4	1.3	1.0	1.3	1.2	3.2	11.0
Total non-bank	$20.9	$24.4	$39.3	$24.8	$28.6	$17.9	$16.9	$109.3	$261.2
Bank
FHLB borrowings	$2.0	$4.5	$3.0	$—	$—	$—	$—	$—	$7.5
Securitizations	—	—	0.7	1.9	—	0.8	1.0	0.7	5.1
Citibank benchmark senior debt	—	2.5	8.0	3.0	2.5	1.5	—	1.9	19.4
Local country and other	0.2	0.1	0.9	0.4	0.1	1.0	—	—	2.5
Total bank	$2.2	$7.1	$12.6	$5.3	$2.6	$3.3	$1.0	$2.6	$34.5
Total long-term debt	$23.1	$31.5	$51.9	$30.1	$31.2	$21.2	$17.9	$111.9	$295.7

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

Secured funding of $404 billion as of March 31, 2025 increased 35% year-over-year and increased 59% from the prior quarter, largely driven by additional financing to support increases in trading-related assets within Citi’s broker-dealer subsidiaries. As of the quarter ended March 31, 2025, on an average basis, secured funding was $372 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $49 billion as of March 31, 2025 increased 54% year-over-year and 1% sequentially, compared to December 31, 2024. The year-over-year increase was mainly attributable to additional funding raised by non-bank entities to support client activities. See Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of March 31, 2025. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of March 31, 2025.

Ratings as of March 31, 2025

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
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” and “Credit Ratings” in Citi’s 2024 Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2025, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from December 31, 2024, for Citigroup Inc., and $0.1 billion, unchanged from December 31, 2024, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of March 31, 2025, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from December 31, 2024. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits (ABCP), primarily in the form of asset purchase agreements. As of March 31, 2025, Citibank had liquidity commitments of approximately $13.6 billion to consolidated asset-backed commercial paper conduits (compared to $14.9 billion at December 31, 2024) (see Note 21).
In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate borrowing behavior through the conduits. A reduction in client borrowing would result in a reduced amount of ABCP issuance.

MARKET RISK

Market risk arises from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk—Overview” and “Risk Factors” in Citi’s 2024 Form 10-K.

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
For interest rate risk purposes, Citi’s non-trading portfolios are referred to as the Banking Book, and Citi uses multiple metrics to measure its Banking Book interest rate risk, including Interest Rate Exposure (IRE). For additional information, see “Market Risk—Market Risk of Non-Trading Portfolios—Banking Book Interest Rate Risk” in Citi’s 2024 Form 10-K.

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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(225)	$(93)	$(151)
All other currencies	1,470	1,068	1,398
Total net interest income	$1,245	$975	$1,247
As a percentage of average interest-earning assets	0.05%	0.04%	0.06%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,207)	$(1,111)	$(1,236)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(14)	(13)	(13)

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

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of March 31, 2025 remained relatively stable year-over-year and continued to reflect the IRE sensitivity of non-U.S. dollar currencies. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.

All other currencies of $1.5 billion as of March 31, 2025 in the table above includes the impact from the following top five non-U.S. dollar currencies by absolute size: approximately $(0.1) billion from the euro, $0.2 billion from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Chinese yuan and Indian rupee. The remaining impact is spread across more than 30 additional currencies.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.2 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio and expected net interest income benefit over a period of approximately seven months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies in which Citi has invested capital as of March 31, 2025. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6	Scenario 7	Scenario 8
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(225)	$(270)	$124	$(83)	$(391)	$(531)	$(285)	$(1,057)
All other currencies(1)	1,470	1,252	221	(221)	(1,175)	(1,369)	2,904	(2,585)
Total	$1,245	$982	$345	$(304)	$(1,566)	$(1,900)	$2,619	$(3,642)
Estimated initial impact to AOCI (after-tax)(2)	$(1,207)	$(1,177)	$2	$(368)	$1,177	$888	$(2,612)	$1,318

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
(1)The Scenario 1 impact of $1,470 million consists of the following top five non-U.S. dollar currencies as of March 31, 2025 by absolute size: approximately $(0.1) billion from the euro, $0.2 billion from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Chinese yuan and Indian rupee. The remaining balance is spread across more than 30 additional currencies.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2025, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation in the value of the euro, Mexican peso and Indian rupee.
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

	For the quarter ended
In millions of dollars	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Change in FX spot rate(1)	2.7%	(6.1)%	(1.7)%
Change in TCE due to FX translation, net of hedges	$721	$(2,465)	$(1,000)
As a percentage of TCE	0.4%	(1.5)%	(0.6)%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2025		2024		2024		1Q25 vs. 1Q24
Interest income(1)	$33,692		$35,072		$36,246		(7)%
Interest expense(2)	19,654		21,314		22,716		(13)
Net interest income, taxable equivalent basis(1)	$14,038		$13,758		$13,530		4%
Interest income—average rate(3)	5.92%		6.17%		6.48%		(56)	bps
Interest expense—average rate	4.26		4.64		5.01		(75)	bps
Net interest margin(3)(4)	2.47		2.42		2.42		5	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.15%		4.15%		4.48%		(33)	bps
10-year U.S. Treasury note—average rate	4.45		4.28		4.16		29	bps
10-year vs. two-year spread	30	bps	13	bps	(32)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $26 million, $25 million and $23 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

	1st Qtr.	4th Qtr.	1st Qtr.	Change
In millions of dollars	2025	2024	2024	1Q25 vs. 1Q24
Net interest income—taxable equivalent basis(1) per above	$14,038	$13,758	$13,530	4%
Markets net interest income—taxable equivalent basis(1)	2,039	1,881	1,729	18
Non-Markets net interest income—taxable equivalent basis(1)	$11,999	$11,877	$11,801	2%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the first quarter of 2025 was $14.0 billion, on both a reported and taxable equivalent basis, an increase of 4%, or $0.5 billion, from the prior-year period. The increases were primarily driven by an 18%, or $0.3 billion, increase in Markets net interest income and a 2%, or $0.2 billion, increase in non-Markets net interest income.
The increase in Markets net interest income was primarily driven by lower funding costs, as well as higher trading inventory in Fixed Income Markets, partially offset by lower net interest income from structured notes due to lower interest rates.
The increase in non-Markets net interest income was largely due to loan growth in Branded Cards and higher deposit spreads in Retail Banking in USPB, as well as higher deposit spreads in Wealth and Services. The impact of these drivers was partially offset by lower net interest income in All Other, driven by Mexican peso depreciation and a decrease in Corporate Treasury investment securities.
Citi’s net interest margin was 2.47% on a taxable equivalent basis in the first quarter of 2025, an increase from 2.42% in the prior quarter, largely driven by a more favorable asset mix and higher Markets net interest margin.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2025	2024	2024	2025	2024	2024	2025	2024	2024
Deposits with banks(4)	$280,566	$284,050	$251,928	$3,001	$3,010	$2,647	4.34%	4.22%	4.23%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$204,033	$160,854	$146,905	$3,592	$3,753	$3,424	7.14%	9.28%	9.37%
In offices outside the U.S.(4)	158,107	163,630	211,794	2,699	3,094	4,398	6.92	7.52	8.35
Total	$362,140	$324,484	$358,699	$6,291	$6,847	$7,822	7.05%	8.39%	8.77%
Trading account assets(6)(7)
In U.S. offices	$255,073	$242,899	$221,725	$2,719	$2,843	$2,660	4.32%	4.66%	4.83%
In offices outside the U.S.(4)	182,305	165,842	147,956	1,651	1,651	1,468	3.67	3.96	3.99
Total	$437,378	$408,741	$369,681	$4,370	$4,494	$4,128	4.05%	4.37%	4.49%
Investments
In U.S. offices
Taxable	$259,648	$290,208	$321,048	$1,646	$1,790	$2,144	2.57%	2.45%	2.69%
Exempt from U.S. income tax	10,766	11,029	11,337	104	100	107	3.92	3.61	3.80
In offices outside the U.S.(4)	188,940	183,179	183,736	2,425	2,428	2,606	5.21	5.27	5.70
Total	$459,354	$484,416	$516,121	$4,175	$4,318	$4,857	3.69%	3.55%	3.78%
Consumer loans(8)
In U.S. offices	$313,407	$314,267	$305,469	$8,198	$8,292	$8,038	10.61%	10.50%	10.58%
In offices outside the U.S.(4)	73,283	74,099	76,331	1,560	1,621	1,760	8.63	8.70	9.27
Total	$386,690	$388,366	$381,800	$9,758	$9,913	$9,798	10.23%	10.15%	10.32%
Corporate loans(8)
In U.S. offices	$141,960	$138,208	$136,929	$2,068	$2,208	$2,200	5.91%	6.36%	6.46%
In offices outside the U.S.(4)	162,087	161,433	160,026	2,917	3,170	3,559	7.30	7.81	8.94
Total	$304,047	$299,641	$296,955	$4,985	$5,378	$5,759	6.65%	7.14%	7.80%
Total loans(8)
In U.S. offices	$455,367	$452,475	$442,398	$10,266	$10,500	$10,238	9.14%	9.23%	9.31%
In offices outside the U.S.(4)	235,370	235,532	236,357	4,477	4,791	5,319	7.71	8.09	9.05
Total	$690,737	$688,007	$678,755	$14,743	$15,291	$15,557	8.66%	8.84%	9.22%
Other interest-earning assets(9)	$75,982	$71,125	$75,001	$1,112	$1,112	$1,235	5.94%	6.22%	6.62%
Total interest-earning assets	$2,306,157	$2,260,823	$2,250,185	$33,692	$35,072	$36,246	5.92%	6.17%	6.48%
Non-interest-earning assets(6)	$210,984	$213,995	$200,152
Total assets	$2,517,141	$2,474,818	$2,450,337

(1)Interest income and Net interest income include TEGU of $26 million, $25 million and $23 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2025	2024	2024	2025	2024	2024	2025	2024	2024
Deposits
In U.S. offices(4)	$560,608	$567,703	$590,112	$4,692	$5,268	$5,901	3.39%	3.69%	4.02%
In offices outside the U.S.(5)	543,160	548,824	542,085	3,746	4,093	4,510	2.80	2.97	3.35
Total	$1,103,768	$1,116,527	$1,132,197	$8,438	$9,361	$10,411	3.10%	3.34%	3.70%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$283,177	$234,767	$214,904	$4,418	$4,623	$4,310	6.33%	7.83%	8.07%
In offices outside the U.S.(5)	89,016	82,898	95,636	1,838	2,005	2,656	8.37	9.62	11.17
Total	$372,193	$317,665	$310,540	$6,256	$6,628	$6,966	6.82%	8.30%	9.02%
Trading account liabilities(7)(8)
In U.S. offices	$34,368	$40,240	$43,045	$391	$541	$440	4.61%	5.35%	4.11%
In offices outside the U.S.(5)	56,801	51,361	60,629	366	392	391	2.61	3.04	2.59
Total	$91,169	$91,601	$103,674	$757	$933	$831	3.37%	4.05%	3.22%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$92,187	$88,649	$78,408	$1,471	$1,525	$1,702	6.47%	6.84%	8.73%
In offices outside the U.S.(5)	38,467	34,355	30,192	255	305	254	2.69	3.53	3.38
Total	$130,654	$123,004	$108,600	$1,726	$1,830	$1,956	5.36%	5.92%	7.24%
Long-term debt(10)
In U.S. offices	$173,343	$175,503	$166,128	$2,440	$2,530	$2,500	5.71%	5.73%	6.05%
In offices outside the U.S.(5)	1,678	1,785	2,500	37	32	52	8.94	7.13	8.37
Total	$175,021	$177,288	$168,628	$2,477	$2,562	$2,552	5.74%	5.75%	6.09%
Total interest-bearing liabilities	$1,872,805	$1,826,085	$1,823,639	$19,654	$21,314	$22,716	4.26%	4.64%	5.01%
Non-interest-bearing deposits(11)	$201,192	$203,875	$194,239
Other non-interest-bearing liabilities(7)	232,801	235,724	226,207
Total liabilities	$2,306,798	$2,265,684	$2,244,085
Citigroup stockholders’ equity	$209,519	$208,349	$205,463
Noncontrolling interests	824	785	789
Total equity	$210,343	$209,134	$206,252
Total liabilities and stockholders’ equity	$2,517,141	$2,474,818	$2,450,337
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,370,460	$1,327,437	$1,294,095	$7,285	$6,811	$6,032	2.16%	2.04%	1.87%
In offices outside the U.S.(6)	935,697	933,386	956,090	6,753	6,947	7,498	2.93	2.96	3.15
Total	$2,306,157	$2,260,823	$2,250,185	$14,038	$13,758	$13,530	2.47%	2.42%	2.42%
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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR)
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of March 31, 2025, Citi estimates that the conservative features of the VaR calibration contribute an approximate 17% add-on to what would be a VaR estimated under the assumption of stable and perfectly, normally distributed markets. As of December 31, 2024, the add-on was 24%.
As presented in the table below, Citi’s average trading VaR for the first quarter of 2025 remained unchanged from the fourth quarter of 2024 despite VaR changes within asset classes from inventory changes and volatility updates.

Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2025	2025 Average	December 31, 2024	2024 Average	March 31, 2024	2024 Average
Interest rate	$86	$92	$96	$92	$91	$112
Credit spread	72	67	77	74	64	62
Covariance adjustment(1)	(58)	(55)	(49)	(54)	(45)	(50)
Fully diversified interest rate and credit spread(2)	$100	$104	$124	$112	$110	$124
Foreign exchange	73	69	56	52	49	73
Equity	28	24	29	33	26	27
Commodity	40	28	25	21	22	19
Covariance adjustment(1)	(115)	(104)	(108)	(97)	(82)	(88)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$126	$121	$126	$121	$125	$155
Specific risk-only component(3)	$(3)	$(2)	$11	$1	$3	$(1)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$129	$123	$115	$120	$122	$156
Incremental impact of the credit portfolio(4)	$8	$8	$4	$4	$12	$10
Total trading and credit portfolio VaR	$134	$129	$130	$125	$137	$165

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

The table below provides the range of market factor VaRs associated with Citi’s total trading VaR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2025		2024		2024
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$76	$104	$77	$109	$85	$132
Credit spread	57	77	67	83	55	71
Fully diversified interest rate and credit spread	$87	$129	$100	$133	$95	$145
Foreign exchange	54	81	45	61	43	111
Equity	18	32	18	84	21	36
Commodity	19	40	17	26	14	25
Total trading	$107	$133	$104	$158	$125	$185
Total trading and credit portfolio	117	143	112	158	132	196

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	March 31, 2025
Total—all market risk factors, including general and specific risk
Average—during quarter	$118
High—during quarter	132
Low—during quarter	102

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
As of March 31, 2025, there were no back-testing exceptions observed for Citi’s Regulatory VaR in the last 12 months.

OTHER RISKS

For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2024 Form 10-K.

Country Risk
Country risk is defined as the exposure to potential loss caused by economic, financial or sociopolitical conditions or weaknesses in legal systems in a country or jurisdiction that Citi may be exposed to through its business activities. Country risk may impair the value of Citi’s franchise within a country or jurisdiction or adversely affect the ability of Citi to enforce the obligations of its obligors. Citi is exposed to country risk through its business activities such as lending, payments, investing and market-making activities, whether cross-border or locally funded, and including activity with corporations, governments and institutions in a country or jurisdiction.
Citi manages country risk through a comprehensive risk framework supported by governance committees and councils that oversee country risk exposures, including but not limited to relevant limits, concentrations, metrics and frameworks, stress testing, significant country developments and risk mitigation actions. This is supported by tools and processes designed to facilitate the objective, consistent and ongoing assessments of individual countries and jurisdictions and the risks that may arise from Citi’s business activities within them.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of March 31, 2025.
(Citi’s combined top 25 exposures by country and the U.S. represent 94% of Citi’s exposure to all countries as of March 31, 2025.)
Citi’s top 25 exposures by country may fluctuate from period to period due to a variety of factors, including client activity, market flows, FX fluctuations and liquidity management activities undertaken by Citi’s businesses.
For purposes of the table, beginning this quarter, amounts are reflected based on the country of risk of the obligor. In prior quarterly reports on Form 10-Q and annual reports on Form 10-K, amounts were reflected in the table in the country of the Citi booking center in which each transaction was booked. Prior periods have been conformed to reflect this change, which provides a more meaningful risk view by aligning the country attribution with the country or jurisdiction where the risk lies. This change also aligns the disclosure with how risk is viewed, measured and managed by Citi.
The country of risk will generally be the same as the country of incorporation of the obligor, except in certain situations, such as where the source of repayment is concentrated in a different country or jurisdiction or where the obligor is guaranteed by a parent entity incorporated in a different country or jurisdiction (e.g., a Swiss-incorporated subsidiary that is guaranteed by a Chinese-incorporated parent would be reflected as China risk).
Investment securities and trading account assets are generally categorized based on the domicile of the issuer of the security of the underlying reference entity.

In billions of dollars	Services, Markets, Banking and Wealth loans	Legacy Franchises loans	Other funded(1)	Unfunded(2)	Net MTM on derivatives/repos(3)	Total hedges (on loans and CVA)	Investment securities(4)	Trading account assets(5)	Total as of 1Q25	Total as of 4Q24	Total as a % of Citi as of 1Q25
United Kingdom	$23.8	$—	$0.9	$27.6	$17.0	$(4.1)	$7.8	$2.7	$75.7	$75.6	4.3%
Mexico	11.9	24.8	1.3	8.8	8.8	(4.7)	18.3	1.9	71.1	69.4	4.0
Hong Kong	21.4	—	—	2.0	1.5	(0.4)	10.8	0.7	36.0	36.2	2.0
Singapore	20.6	—	0.4	5.4	1.2	(0.7)	7.7	0.9	35.5	34.4	2.0
India	11.3	—	0.3	3.7	1.6	(0.2)	9.2	3.2	29.1	27.7	1.7
Brazil	11.8	—	0.1	2.6	5.7	(0.6)	4.7	1.8	26.1	25.9	1.5
South Korea	8.5	2.9	0.1	1.7	1.3	(0.4)	6.6	3.4	24.1	22.7	1.4
Canada	5.3	—	0.1	7.1	3.5	(1.4)	3.0	4.7	22.3	21.1	1.3
China	7.0	—	0.5	2.1	1.8	(0.8)	8.2	2.4	21.2	19.0	1.2
Germany	3.4	—	—	14.4	5.4	(3.8)	6.2	(6.5)	19.1	19.9	1.1
Poland	4.0	1.6	—	3.1	0.4	(0.2)	7.4	1.9	18.2	16.4	1.0
Japan	1.8	—	0.1	3.1	3.2	(1.1)	5.2	5.9	18.2	12.2	1.0
Luxembourg	7.3	—	0.2	5.0	0.6	(0.5)	4.2	0.3	17.1	16.0	1.0
Australia	8.3	—	—	5.2	2.2	(1.1)	1.4	1.1	17.1	16.7	1.0
Netherlands	5.0	0.2	0.4	9.4	1.8	(1.5)	1.3	(1.1)	15.5	15.0	0.9
United Arab Emirates	7.2	—	—	2.0	0.2	(0.2)	5.4	—	14.6	14.1	0.8
France	2.4	—	0.3	11.7	4.0	(4.3)	1.7	(1.4)	14.4	26.1	0.8
Ireland	5.5	—	—	5.2	0.5	(0.4)	—	0.7	11.5	9.9	0.7
Switzerland	3.9	—	0.2	6.5	2.2	(1.7)	—	(1.6)	9.5	9.5	0.5
Cayman Islands	3.3	—	—	3.3	0.2	—	—	0.3	7.1	7.3	0.4
Belgium	0.3	0.1	—	1.8	0.1	(0.4)	4.8	0.1	6.8	5.5	0.4
Bermuda	1.1	—	—	5.4	0.1	(0.1)	—	0.1	6.6	5.8	0.4
Spain	2.3	—	—	3.2	0.4	(1.0)	—	1.6	6.5	6.2	0.4
Virgin Islands (British)	5.5	—	—	0.2	0.5	—	—	—	6.2	3.6	0.4
Taiwan	4.4	—	—	0.5	0.3	(0.1)	1.2	(0.4)	5.9	5.6	0.3
Total as a % of Citi’s total exposure											30.5%
Total as a % of Citi’s non-U.S. total exposure											83.4%

(1)    Other funded includes other direct exposures such as loans HFS, other loans in Corporate/Other and investments accounted for under the equity method.
(2)    Unfunded commitments include unfunded corporate lending commitments, letters of credit and other contingencies, including clearing house guarantee funds.
(3)    Net counterparty exposure includes mark-to-market (MTM) exposures on OTC derivatives, carrying amounts of securities lending/borrowing transactions (repos) and margin loan balances. This exposure is also net of collateral and inclusive of CVA.
(4)    Investment securities include debt securities AFS, recorded at fair market value, and debt securities HTM, recorded at amortized cost.
(5)    Trading account assets are represented on a net basis and include issuer risk on both long and short debt and equity securities and derivative exposure.

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
For additional information about Citi’s risks related to its Russia exposures, see “Risk Factors—Market-Related Risks,” “—Operational Risks” and “—Other Risks” in Citi’s 2024 Form 10-K.

Impact of the Russia–Ukraine War on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s remaining domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s and its clients’ Russia-related exposures:

In billions of U.S. dollars	March 31, 2025	December 31, 2024	March 31, 2024	Change 1Q25 vs. 4Q24
Loans	$—	$—	$0.1	$—
Investment securities(1)	0.1	0.1	0.3	—
Net MTM on derivatives/repos	—	—	1.0	—
Cash on deposit and placements(2)	1.8	1.4	0.4	0.4
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Citi exposure	$2.0	$1.6	$1.9	$0.4
Deposit Insurance Agency (DIA)(3)	$9.0	$7.2	$4.6	$1.8
Net MTM on derivatives/repos	—	—	0.4	—
Cash on deposit and placements(2)	—	0.2	0.1	(0.2)
Total clients’ exposure(4)	$9.0	$7.4	$5.1	$1.6
Total Citi and clients’ Russia-related exposure(5)	$11.0	$9.0	$7.0	$2.0

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
(4)    Clients’ exposure of $9.0 billion as of March 31, 2025 primarily consists of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA.
(5)    Citigroup’s CTA loss of $1.6 billion as of March 31, 2025 included in its AOCI related to its indirect subsidiary, AO Citibank, and $1.1 billion of intercompany liabilities owed by AO Citibank to other Citi entities outside Russia are excluded from the above table. Citi has separately described these amounts in “Deconsolidation Risk” below.

During the first quarter of 2025, Citi’s Russia-related exposures increased $0.4 billion to $2.0 billion and total clients’ exposures increased $1.6 billion to $9.0 billion, both primarily driven by appreciation of the Russian ruble. As discussed in the table above, clients’ exposures primarily consist of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA at clients’ risk.
Citi’s net investment in Russia was less than $0.1 billion as of March 31, 2025 (unchanged from December 31, 2024). Citi hedges its Russian ruble/U.S. dollar spot FX exposure in AOCI through the purchase of FX derivatives. The ongoing mark-to-market of the hedging derivatives is also reported in AOCI. When the Russian ruble depreciates against the U.S. dollar, the U.S. dollar equivalent value of Citigroup’s investment in AO Citibank also declines. This change in value is offset by the change in value of the hedging instrument (FX derivative). Going forward, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

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
As of March 31, 2025, Citigroup’s ACL included less than $0.1 billion of remaining credit reserves for Citi’s direct Russian counterparties (largely unchanged from December 31, 2024). This ACL balance for Citi’s direct Russian counterparties does not include the additional reserves for transfer risk associated with exposures in Russia, which are included in the ACL on Other assets.

Citi’s Wind-Down of Its Russia Operations
In August 2022, Citi disclosed its decision to wind down its Russia consumer, local commercial and institutional banking businesses, including actively pursuing portfolio sales. In connection with this wind-down, Citi has incurred approximately $82 million to date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $21 million in estimated charges (in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2024 Form 10-K).
As of March 31, 2025, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered. Examples of factors that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management.
In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi would be required to (i) write off the net investment of less than $0.1 billion (unchanged from December 31, 2024), (ii) recognize a CTA loss of approximately $1.6 billion (unchanged from December 31, 2024) through earnings and (iii) recognize a loss of $1.1 billion (an increase of $0.2 billion from December 31, 2024) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve. The $1.6 billion CTA write-off through earnings under either event is expected to be largely equity neutral, since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI.

For additional information, see “Managing Global Risk—Other Risks—Country Risk—Russia—Citi as Paying Agent for Russia-related Clients,” “—Reputational Risks” and “—Board of Directors’ Role in Overseeing Related Risks” in Citi’s 2024 Form 10-K.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 220 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of March 31, 2025, Citi had $1.6 billion of direct exposures related to Ukraine (a decrease of $0.1 billion from December 31, 2024).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of March 31, 2025, Citi’s net investment in its Argentine operations was approximately $1.6 billion (compared to $1.5 billion at December 31, 2024). Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso (ARS)–denominated assets into U.S. dollars (USD), with the impact of exchange rate fluctuations recorded directly in earnings. As of March 31, 2025, the official ARS exchange rate was 1,074, which devalued by 4% against the USD during the first quarter of 2025.
The Central Bank of Argentina (BCRA) has generally maintained certain capital and currency controls that have broadly restricted Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations. On April 11, 2025, the government of Argentina executed an extended funding facility with the International Monetary Fund, pursuant to which the government announced certain measures related to its historical capital and currency controls. Specifically, the government announced that it will allow the official exchange rate to fluctuate between 1,000 and 1,400 ARS per USD, that exchange restrictions are removed for individuals (though are still applicable to local institutions) and that 2025 earnings may be remitted in 2026, through ordinary dividends. Additionally, the BCRA has announced that it will issue a new series of certain USD-denominated bonds (BOPREALs), similar to the prior year, which provides a mechanism to remit dividends up to a certain amount in 2025 through the purchase and subsequent sale of the bonds and remittance of the bond proceeds.

Nonetheless, the historical and ongoing capital and currency controls have resulted in indirect foreign exchange mechanisms that some Argentine entities may use to obtain USD, often at rates that are significantly higher than Argentina’s official exchange rate. If the official exchange rate converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur additional translation losses on its net investment in Argentina.
Of the $1.6 billion net investment in Argentina as of March 31, 2025, Citi’s net ARS exposure was approximately $1.1 billion (unchanged from December 31, 2024).
As of March 31, 2025, Citi hedged approximately $0.2 billion of its ARS exposure through offshore hedges, and Citi was unable to hedge its remaining exposure, given illiquidity in the offshore derivatives market.
For additional information on Citi’s emerging markets risks, including those related to its Argentina exposures, see “Managing Global Risk—Other Risks—Country Risk—Argentina” and “Risk Factors—Other Risks” in Citi’s 2024 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citi’s 2024 Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 6, 23 and 24 in this Form 10-Q and Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of March 31, 2025 and December 31, 2024, as well as builds and releases during 2025. For information on the drivers of Citi’s ACL net build in the first quarter of 2025, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2024	1Q25 build (release)	1Q25 FX/ Other	Balance Mar. 31, 2025	ACLL/EOP loans Mar. 31, 2025
Services	$264	$24	$2	$290
Markets	1,030	48	5	1,083
Banking	1,167	78	7	1,252
Legacy Franchises corporate (Mexico SBMM and AFG)(1)	95	4	1	100
Total corporate ACLL	$2,556	$154	$15	$2,725	0.89%
U.S. cards(2)(3)	$13,560	$(169)	$1	$13,392	8.23%
Installment loans(3)	425	(5)	(1)	419
Retail Banking	144	3	—	147
Total USPB	$14,129	$(171)	$—	$13,958
Wealth	529	61	2	592
All Other consumer—managed basis(4)	1,360	69	22	1,451
Reconciling Items(4)	—	(11)	11	—
Total consumer ACLL	$16,018	$(52)	$35	$16,001	4.14%
Total ACLL	$18,574	$102	$50	$18,726	2.70%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,601	$108	$11	$1,720
Total ACLL and ACLUC	$20,175	$210	$61	$20,446
Other(5)	2,002	34	300	2,336
Total ACL	$22,177	$244	$361	$22,782

(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG) (AFG was previously reported in Markets; all periods have been reclassified to reflect this move into Legacy Franchises), as well as other Legacy Holdings Assets corporate loans.
(2)    As of March 31, 2025, in USPB, Branded Cards ACLL/EOP loans was 6.6% and Retail Services ACLL/EOP loans was 11.8%.
(3)    See footnote 4 in “U.S. Personal Banking” above for the description of a change in reporting.
(4)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Mexico Consumer/SBMM (Banamex) within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(5)    Includes the ACL on Other assets and Held-to-maturity debt securities. The ACL on Other assets includes ACL related to transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi’s reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables are reflected in Other assets. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over a R&S timeframe. The R&S forecast period is eight quarters.
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses three forward-looking macroeconomic forecast scenarios—base, upside and downside. The qualitative management adjustment component includes risks not fully captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

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
In addition, Citi’s models determine expected credit losses based on portfolio characteristics, including loan delinquencies, changes in portfolio size, default frequency, risk ratings and loss recovery rates, as well as other credit trends.

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of these are the following:

•Transfer risk associated with exposures outside the U.S., driven by certain safety and soundness considerations under U.S. banking law
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to a potential global recession, inflation, interest rates and commodity prices.
•Risk associated with consumer payment behavior given the elevated inflationary and interest rate environment

As of the first quarter of 2025, Citi’s qualitative component of the ACL decreased quarter-over-quarter. The decrease was primarily driven by a reduction in qualitative reserves associated with consumer payment behavior related to the elevated inflationary and interest rate environments, which are now captured in the quantitative component, partially offset by a build for specific risks and uncertainties impacting vulnerable industries and regions, as well as an increase in transfer risk associated with exposures outside the U.S. for safety and soundness considerations under U.S. banking law.

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
The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the first quarter of 2024 to the first quarter of 2025:

	Quarterly average
U.S. unemployment	2Q25	4Q25	2Q26	8-quarter average(1)
Citi forecast at 1Q24	4.1%	4.0%	4.0%	4.0%
Citi forecast at 2Q24	4.1	4.1	3.9	4.1
Citi forecast at 3Q24	4.4	4.3	3.9	4.2
Citi forecast at 4Q24	4.3	4.3	4.1	4.2
Citi forecast at 1Q25	4.2	4.3	4.3	4.3

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2025	2026	2027
Citi forecast at 1Q24	1.8%	2.0%	2.0%
Citi forecast at 2Q24	1.8	2.0	2.0
Citi forecast at 3Q24	1.8	2.0	2.0
Citi forecast at 4Q24	2.2	2.1	2.2
Citi forecast at 1Q25	2.0	1.9	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of the first quarter of 2025, U.S. real GDP growth is expected to slow during 2025, while the unemployment rate is expected to increase in 2025 but begin to decline in 2026.

Scenario Weighting
Citi’s ACL is estimated using three probability-weighted macroeconomic scenarios—base, upside and downside. The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration key macroeconomic drivers of the ACL, severity of the scenario and other sources of macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.7% over the eight-quarter R&S period, with a peak difference of 3.2% in the third quarter of 2026. To further illustrate the impact of the adverse macroeconomic assumptions in the downside scenario, the weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.1%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2025 of 0.8%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.

Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied 100% weight to the downside scenario as of March 31, 2025 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.3 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL. These factors could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of March 31, 2025.

1Q25 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the first quarter of 2025 was $22.8 billion, an increase of $0.6 billion from December 31, 2024. The net build of $0.2 billion in the quarter was driven by uncertainty and deterioration in the macroeconomic outlook and changes in portfolio composition in USPB, partially offset by lower end-of-period U.S. cards loan balances in USPB. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of March 31, 2025. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL net release was ($0.1) billion in the first quarter of 2025, primarily driven by lower cards balances, offset by changes in portfolio composition in USPB, and uncertainty and deterioration in the macroeconomic outlook in USPB, Wealth and All Other. This resulted in a March 31, 2025 ACLL balance of $16.0 billion, or 4.14% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased to 8.23% at March 31, 2025, driven by changes in portfolio composition and uncertainty and deterioration in the macroeconomic outlook, compared to 7.93% at December 31, 2024. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.17% at March 31, 2025, compared to 1.11% at December 31, 2024.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL build of $0.2 billion in the first quarter of 2025, largely driven by uncertainty and deterioration in the macroeconomic outlook. This resulted in a March 31, 2025 ACLL balance of $2.7 billion, or 0.89% of total funded corporate loans.

ACLUC
Citi had an ACLUC build of $0.1 billion in the first quarter of 2025, largely driven by uncertainty and deterioration in the macroeconomic outlook. The ACLUC reserve balance, included in Other liabilities, was $1.7 billion at March 31, 2025.

ACL on Other Financial Assets
Citi had an ACL build of less than $0.1 billion on other financial assets carried at amortized cost for the first quarter of 2025, primarily driven by an increase in transfer risk associated with unremittable corporate dividends outside the U.S. being held on behalf of clients, driven by safety and soundness considerations under U.S. banking law. Including FX/Other, the ACL reserve balance of $2.3 billion increased $0.3 billion from December 31, 2024. See Note 15 for additional information.

See Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for further descriptions of the ACL and related accounts.

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
Citi performed its annual goodwill impairment test, which resulted in no impairment of any of Citi’s consolidated reporting units’ goodwill. No additional triggering events were identified and no goodwill was impaired during 2024. For each of the Company’s reporting units, fair value exceeded carrying value by at least 10%.
Reporting units used for goodwill assessment at the Citigroup consolidated level may differ from the reporting units of its subsidiaries.
Unanticipated declines in business performance, increases
in credit losses, increases in capital requirements and adverse regulatory or legislative changes, as well as deterioration in economic or market conditions, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Note 16 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ goodwill balances as of March 31, 2025.

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES
Effective Tax Rate

	Three Months Ended March 31,
In millions of dollars, except effective tax rate	2025	2024
Income from continuing operations before income tax expense	$5,448	$4,544
Provision for income taxes	1,340	1,136
Effective tax rate	25%	25%
Citi’s effective tax rate was 25% in the first quarter of 2025 and in the first quarter of 2024, with the rates for all periods including the impact of divestitures.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2025	December 31, 2024
Total U.S.	$26.4	$26.6
Total foreign	3.2	3.2
Total	$29.6	$29.8
At March 31, 2025, Citigroup had recorded net DTAs of approximately $29.6 billion, a decrease of $0.2 billion from December 31, 2024. The quarter-over-quarter decrease was primarily from a carry-forward reduction. Of Citi’s $29.6 billion of net DTAs, $13.8 billion (compared to $12.8 billion at December 31, 2024) was deducted in calculating Citi’s regulatory capital, and the remaining $15.8 billion was appropriately risk weighted under the Basel III rules.
The $13.8 billion of DTAs deducted from regulatory capital was composed of $11.5 billion related to tax carry-forwards, with $4.3 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $2.0 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.6 billion at March 31, 2025 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2025, Citigroup identified one transaction that was reportable pursuant to Section 219.
On January 14, 2025, Citibank, N.A., New York Branch participated in a transaction that indirectly involved the Foreign Trade Bank of the Democratic People’s Republic of Korea (DPRK) when it processed a funds transfer from an international organization to the account of the DPRK’s Permanent Mission at the international organization’s federal credit union. The total value of the payment was USD 1,000,000.00 and its purpose was to fund the international organization’s humanitarian activities in the DPRK and the operations of the DPRK mission. This transaction was made pursuant to a license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control on November 23, 2024, which expires on November 30, 2025. Citi realized nominal fees for the processing of the payment.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations above and in Citi’s 2024 Form 10-K and Citi’s other SEC filings; (ii) the factors described under “Risk Factors” in Citi’s 2024 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi and its clients and customers in the U.S. and globally related to U.S. trade and tariff policies and resulting retaliatory actions, including (i) heightened market volatility and increased economic uncertainty, such as negative impacts to inflation and global economic activity, disruptions in global supply chains and trade flows, deterioration in corporate and consumer confidence and other adverse macroeconomic impacts; (ii) the adverse impacts to Citi’s revenues due to, for example, lower: cross-border trade flows and volumes, client market-related activities, mergers and acquisitions and capital-raising activities, client investment assets and fees, corporate and consumer loans, client and customer deposits and credit card spend volume; (iii) potential higher cost of credit in Citi’s corporate and consumer credit portfolios; and (iv) any adverse impacts to market conditions and the timing of Citi’s planned IPO of Mexico Consumer/SBMM (Banamex);
•the potential impact to Citi from other macroeconomic and geopolitical tensions, conflicts and other challenges, uncertainties and volatility, including, among others, government fiscal and monetary actions or expected actions, including changes in interest rate policy, reductions in central bank balance sheets or other monetary policies; the Russia–Ukraine war and conflicts in the Middle East and other regions; economic and geopolitical challenges related to China, including weak economic growth and related policy actions, challenges in its real estate sector, banking and credit markets and tensions or conflicts between China and Taiwan and/or involving China and the U.S.; natural disasters; and pandemics;
•the potential impact on Citi’s ability to return capital to common shareholders, whether through its common stock dividend or through its stock repurchase program, consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including annual recalibration of the Stress Capital Buffer, recalibration of the GSIB surcharge, and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations, including significant revisions to the U.S. Basel III rules; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi; potential fiscal, monetary, tax, sanctions, human capital and other changes from the U.S. federal government and other governments; and the potential impact these uncertainties and changes could have on Citi’s competitive position, businesses, revenues, results of operations and financial condition and compliance risks and costs;
•Citi’s ability to achieve its objectives, including those related to revenue, net interest income, expense and capital expectations, from its priorities regarding its simplification, transformation and enhanced business performance, including the planned IPO of Mexico Consumer/SBMM (Banamex), which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, may result in higher-than-expected expenses or lower expense savings or revenue growth than expected, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control or be able to mitigate, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions, regulatory requirements or changes and heightened regulatory and supervisory expectations and scrutiny;
•the potential impact to Citi from climate change due to both physical risks, including acute risks as well as the consequences of chronic changes in climate, and transition risks, including those arising from regulatory, market, technological, stakeholder and legal changes from a transition to a low-carbon economy, such as increased regulatory, compliance, credit, reputational and other risks and costs;
•Citi’s ability to utilize its DTAs and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income in the relevant reversal periods or changes to the U.S. federal corporate tax rate;
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
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, due to, among other things, increasing competition among card issuers; the general economic environment, including the impacts stemming from potential increases in unemployment, inflation or interest rates or lower economic growth rates, as well as a risk of recession; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures or other operational difficulties of the retailer or merchant; changes in partner business strategies, including changes in products and services offered; termination or non-renewal of partner agreements, including early termination of a particular relationship; or other factors, including partner bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the impact of a challenging macroeconomic environment or otherwise;
•Citi’s ability to address shortcomings or deficiencies or guidance provided by the FRB or FDIC on its resolution plan submissions;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its transformation, simplification and other priorities, if Citi is unable to hire and retain qualified employees, particularly given the highly competitive environment for talent and other factors, such as potential attrition driven by, among other things, changes in worker expectations and regulation of employee compensation in the banking industry;
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal, regulatory and supervisory requirements; the introduction of mobile platforms and new or emerging technologies, such as artificial intelligence (AI)–driven solutions; potential mergers and acquisitions involving traditional financial services companies such as regional banks or credit card issuers; changes in the payments space; developments in digital finance, including changes driven by the U.S. administration; reliance on third parties for certain product and service offerings and any impact if a third party is unable to provide adequate support for such product and service offerings; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or adapt to their changing policies or priorities to compete more effectively;
•the potential impact to Citi from a prior or future failure or disruption of its operational processes or systems, including as a result of, among other things, operational or execution failures or deficiencies by third parties, including third parties that provide products or services to Citi or other market participants or those that otherwise have an ongoing partnership or business relationship with Citi; deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact internal or external reporting and decision-making; cyber or information security incidents; human error, such as manual transaction processing errors, which can be exacerbated by staffing challenges and processing backlogs; ineffective, inadequate or faulty Generative AI development or deployment practices by Citi or third parties; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure, including software updates and cloud services; and other similar losses or damage to Citi’s property or assets;
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from ongoing, continually evolving, sophisticated cybersecurity incidents that could result in, among other things, the theft, loss, non-availability, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, loss of revenues, deposit outflows, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and regulatory action and other financial losses;
•the potential impact of changes or errors in accounting assumptions, judgments or estimates, or the application of certain accounting principles, related to the preparation of Citi’s financial statements, including the estimate of Citi’s ACL, which is subject to judgments and depends on its CECL models and assumptions, forecasted macroeconomic conditions, which can be more challenging to forecast during times of significant market volatility and uncertainty, and characteristics of Citi’s loan portfolios and other applicable financial assets; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities and the assessment of goodwill and other assets for impairment; and the financial impact from reclassification of any CTA component of AOCI into Citi’s earnings due to a sale, substantial liquidation or other deconsolidation event, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses;
•the impact of changes to financial accounting and reporting standards or interpretations of how Citi records and reports its financial condition and results of operations;
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and other processes, strategies or models are deficient or ineffective, including, among others, those related to its comprehensive stress testing initiatives or management and aggregation of data; Citi’s Basel III regulatory capital models require refinement, modification or enhancement; or any negative regulatory evaluation or examination finding is issued or enforcement action is taken by Citi’s U.S. banking regulators;
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to higher than expected defaults by or a significant downgrade in credit ratings of consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, such as from indemnification obligations in connection with various transactions, including hedging or reinsurance arrangements related to those obligations, or Citi’s inability to liquidate or realize the fair value of its collateral, which risks can be heightened for vulnerable sectors, industries or countries impacted by macroeconomic, geopolitical, market and other challenges, uncertainties and volatilities;
•the potential impact on Citi’s liquidity, sources of funding and costs of funding if it does not effectively manage its liquidity whether due to factors it cannot control or otherwise, including, among others, general disruptions in the financial markets; changes in fiscal and monetary policies; regulatory requirements, including changes in regulations; negative investor or counterparty perceptions of Citi’s creditworthiness; deposit outflows or unfavorable changes in deposit mix; unexpected increases in cash or collateral requirements; competition for funding, including for deposits and any decrease in demand for corporate debt securities; the consequent inability to monetize available liquidity resources; changes in Citi’s credit spreads; changes in interest rates; and changes in currency exchange rates;

•the impact of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities, or from negative actions on U.S. sovereign ratings, on Citi’s funding and liquidity as well as on the results of operations of certain of its businesses;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the 2020 consent orders with the FRB and OCC and the amendment to the 2020 OCC consent order, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, those resulting from the impact of policies and actions from the U.S. administration; limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; central bank interest rate and other monetary policies; unemployment, recessions or weak or slowing economic growth; elevated inflation and hyperinflation; foreign exchange controls; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability;

nationalization or loss of licenses; closure of branches or subsidiaries; confiscation of assets; and the need to record CTA and other losses, as well as additional reserves for expected losses for credit exposures based on the transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2025	2024
Revenues(1)
Interest income	$33,666	$36,223
Interest expense	19,654	22,716
Net interest income	$14,012	$13,507
Commissions and fees(1)	$2,707	$2,636
Principal transactions	3,921	3,274
Administration and other fiduciary fees	1,045	1,037
Realized gains on sales of investments, net	121	115
Impairment losses on investments:
Impairment losses on investments	(58)	(30)
(Provision) releases for credit losses on AFS debt securities(2)	—	—
Net impairment losses recognized in earnings	$(58)	$(30)
Other revenue	$(152)	$477
Total non-interest revenues	$7,584	$7,509
Total revenues, net of interest expense(1)	$21,596	$21,016
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,561	$2,422
Provision (release) for credit losses on HTM debt securities	(5)	10
Provision for credit losses on other assets	39	4
Policyholder benefits and claims	20	27
Provision (release) for credit losses on unfunded lending commitments	108	(98)
Total provisions for credit losses and for benefits and claims(1)	$2,723	$2,365
Operating expenses(1)
Compensation and benefits	$7,464	$7,673
Technology/communication	2,379	2,246
Transactional and tax charges	936	904
Premises and equipment	574	585
Professional services	476	426
Advertising and marketing	250	228
Restructuring	(3)	225
Other operating	1,349	1,820
Total operating expenses	$13,425	$14,107
Income from continuing operations before income taxes	$5,448	$4,544
Provision for income taxes	1,340	1,136
Income from continuing operations	$4,108	$3,408
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(1)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(1)
Net income before attribution to noncontrolling interests	$4,107	$3,407
Noncontrolling interests	43	36
Citigroup’s net income	$4,064	$3,371

Statement continues on the next page.

Basic earnings per share(3)
Income from continuing operations	$2.00	$1.60
Income from discontinued operations, net of taxes	—	—
Net income	$2.00	$1.59
Weighted-average common shares outstanding (in millions)	1,879.0	1,910.4
Diluted earnings per share(3)
Income from continuing operations	$1.96	$1.58
Income (loss) from discontinued operations, net of taxes	—	—
Net income	$1.96	$1.58
Adjusted weighted-average diluted common shares outstanding (in millions)	1,919.6	1,943.2

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
(2)    In accordance with ASC 326, which requires the provision for credit losses on AFS debt securities to be included in revenue. The Total provisions for credit losses and for benefits and claims excludes the provision for credit losses on AFS debt securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2025	2024
Citigroup’s net income	$4,064	$3,371
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities	$515	$100
Debt valuation adjustment (DVA)	779	(563)
Cash flow hedges	7	492
Benefit plans liability adjustment	(26)	77
Currency translation adjustments (CTA), net of hedges	849	(1,054)
Excluded component of fair value hedges	7	(2)
Long-duration insurance contracts	(1)	21
Citigroup’s total other comprehensive income (loss)	$2,130	$(929)
Citigroup’s total comprehensive income	$6,194	$2,442
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$49	$(13)
Add: Net income (loss) attributable to noncontrolling interests	43	36
Total comprehensive income	$6,286	$2,465

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,463	$22,782
Deposits with banks, net of allowance	283,868	253,750
Securities borrowed and purchased under agreements to resell (including $264,874 and $140,855 as of March 31, 2025 and December 31, 2024, respectively, at fair value), net of allowance	390,215	274,062
Brokerage receivables, net of allowance	57,440	50,841
Trading account assets (including $226,644 and $193,291 pledged to creditors as of March 31, 2025 and December 31, 2024, respectively)	518,577	442,747
Investments:
Available-for-sale debt securities (including $5,729 and $5,389 pledged to creditors as of March 31, 2025 and December 31, 2024, respectively)	225,180	226,876
Held-to-maturity debt securities, net of allowance (fair value of which is $205,187 and $224,410 as of March 31, 2025 and December 31, 2024, respectively) (includes $63 and $0 pledged to creditors as of March 31, 2025 and December 31, 2024, respectively)	220,385	242,382
Equity securities (including $576 and $578 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	7,323	7,399
Total investments	$452,888	$476,657
Loans:
Consumer (including $278 and $281 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	386,312	393,102
Corporate (including $7,887 and $7,759 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	315,744	301,386
Loans, net of unearned income	$702,056	$694,488
Allowance for credit losses on loans (ACLL)	(18,726)	(18,574)
Total loans, net	$683,330	$675,914
Goodwill	19,422	19,300
Intangible assets (including MSRs of $751 and $760 as of March 31, 2025 and December 31, 2024, respectively)	4,430	4,494
Premises and equipment, net of depreciation and amortization	30,814	30,192
Other assets (including $15,875 and $13,703 as of March 31, 2025 and December 31, 2024, respectively, at fair value), net of allowance	106,067	102,206
Total assets	$2,571,514	$2,352,945

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2025	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2024
Liabilities
Deposits (including $4,226 and $3,608 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	$1,316,410	$1,284,458
Securities loaned and sold under agreements to repurchase (including $159,823 and $49,154 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	403,959	254,755
Brokerage payables (including $6,970 and $5,207 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	78,302	66,601
Trading account liabilities	148,688	133,846
Short-term borrowings (including $18,621 and $12,484 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	49,139	48,505
Long-term debt (including $117,248 and $112,719 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	295,684	287,300
Other liabilities, plus allowances	66,074	68,114
Total liabilities	$2,358,256	$2,143,579
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2025—734,000 and as of December 31, 2024—714,000, at aggregate liquidation value	$18,350	$17,850
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2025—3,099,749,982 and as of December 31, 2024—3,099,719,006	31	31
Additional paid-in capital	108,616	109,117
Retained earnings	209,013	206,294
Treasury stock, at cost: March 31, 2025—1,232,016,302 shares and December 31, 2024— 1,222,647,540 shares	(77,880)	(76,842)
Accumulated other comprehensive income (loss) (AOCI)	(45,722)	(47,852)
Total Citigroup stockholders’ equity	$212,408	$208,598
Noncontrolling interests	850	768
Total equity	$213,258	$209,366
Total liabilities and equity	$2,571,514	$2,352,945

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2025	2024
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,850	$17,600
Issuance of new preferred stock	2,000	550
Redemption of preferred stock	(1,500)	(550)
Balance, end of period	$18,350	$17,600
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$109,148	$108,986
Employee benefit plans	(502)	(372)
Other	1	9
Balance, end of period	$108,647	$108,623
Retained earnings
Balance, beginning of period	$206,294	$198,905
Citigroup’s net income	4,064	3,371
Common dividends(1)	(1,072)	(1,030)
Preferred dividends	(269)	(279)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(4)	(11)
Balance, end of period	$209,013	$200,956
Treasury stock, at cost
Balance, beginning of period	$(76,842)	$(75,238)
Employee benefit plans(2)	712	873
Treasury stock acquired	(1,750)	(500)
Balance, end of period	$(77,880)	$(74,865)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(47,852)	$(44,800)
Citigroup’s total other comprehensive income	2,130	(929)
Balance, end of period	$(45,722)	$(45,729)
Total Citigroup common stockholders’ equity	$194,058	$188,985
Total Citigroup stockholders’ equity	$212,408	$206,585
Noncontrolling interests
Balance, beginning of period	$768	$798
Transactions between Citigroup and the noncontrolling-interest shareholders	(10)	(9)
Net income attributable to noncontrolling-interest shareholders	43	36
Distributions paid to noncontrolling-interest shareholders	—	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	49	(13)
Other	—	1
Net change in noncontrolling interests	$82	$15
Balance, end of period	$850	$813
Total equity	$213,258	$207,398

(1)    Common dividends declared were $0.56 per share for 1Q25 and $0.53 per share for 1Q24.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2025	2024
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,107	$3,407
Net income attributable to noncontrolling interests	43	36
Citigroup’s net income	$4,064	$3,371
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Income from continuing operations—excluding noncontrolling interests	$4,065	$3,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	1,050	1,110
Deferred income taxes	(8)	(348)
Provisions for credit losses and for benefits and claims	2,723	2,365
Realized gains from sales of investments	(121)	(115)
Impairment losses on investments and other assets	58	30
Change in trading account assets	(75,872)	(19,761)
Change in trading account liabilities	14,842	1,307
Change in brokerage receivables net of brokerage payables	5,102	2,075
Change in loans held-for-sale (HFS)	(856)	(414)
Change in other assets	(3,067)	(997)
Change in other liabilities(1)	(2,168)	(4,272)
Other, net	(4,456)	4,817
Total adjustments	$(62,773)	$(14,203)
Net cash provided by (used in) operating activities of continuing operations	$(58,708)	$(10,831)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(116,153)	$1,436
Change in loans	(11,506)	11,380
Proceeds from sales and securitizations of loans	1,002	709
Available-for-sale (AFS) debt securities
Purchases of investments	(73,927)	(70,491)
Proceeds from sales of investments	36,332	15,372
Proceeds from maturities of investments	45,315	55,520
Held-to-maturity (HTM) debt securities
Purchases of investments	(4,940)	(2,823)
Proceeds from maturities of investments	26,941	4,613
Capital expenditures on premises and equipment and capitalized software	(1,517)	(1,607)
Proceeds from sales of premises and equipment and repossessed assets	11	162
Other, net	(541)	573
Net cash provided by (used in) investing activities of continuing operations	$(98,983)	$14,844

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Three Months Ended March 31,
In millions of dollars	2025	2024
Cash flows from financing activities of continuing operations
Dividends paid	$(1,323)	$(1,291)
Issuance of preferred stock	1,995	548
Redemption of preferred stock	(1,500)	(550)
Treasury stock acquired	(1,751)	(413)
Stock tendered for payment of withholding taxes	(754)	(433)
Change in securities loaned and sold under agreements to repurchase	149,204	21,280
Issuance of long-term debt	29,612	20,412
Payments and redemptions of long-term debt	(23,093)	(20,137)
Change in deposits	31,952	(1,518)
Change in short-term borrowings	634	(5,547)
Net cash provided by (used in) financing activities of continuing operations	$184,976	$12,351
Effect of exchange rate changes on cash, due from banks and deposits with banks	$4,514	$(4,566)
Change in cash, due from banks and deposits with banks	31,799	11,798
Cash, due from banks and deposits with banks at beginning of period	276,532	260,932
Cash, due from banks and deposits with banks at end of period	$308,331	$272,730
Cash and due from banks (including segregated cash and other deposits)	$24,463	$25,174
Deposits with banks, net of allowance	283,868	247,556
Cash, due from banks and deposits with banks at end of period	$308,331	$272,730
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes(2)	$1,514	$1,457
Cash paid during the period for interest	19,389	22,115
Non-cash investing activities(3)
Transfers to loans HFS (Other assets) from loans HFI	$1,032	$959

(1)    Includes balances related to the FDIC special assessment and restructuring charges (see Notes 17 and 9, respectively).
(2)    Includes net cash paid (received) for purchases and sales of nonrefundable, transferable tax credits.
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of March 31, 2025.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
Certain financial information that is usually included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is not required for interim reporting purposes, has been condensed or omitted.
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

The standard is effective for fiscal years beginning after December 15, 2024. The transition method is prospective with the retrospective method permitted. Citi plans to adopt the ASU for the year ending December 31, 2025.

See Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for a discussion of 2024 accounting changes.

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
Citi’s Income (loss) from discontinued operations, net of taxes was $(1) million and $(1) million for the three months ended March 31, 2025 and 2024, respectively.
Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
As of March 31, 2025, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises: Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023. Five (Australia, the Philippines, Thailand, India and Taiwan) were identified as significant disposals. As of March 31, 2025, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals.
Citi did not have any other significant disposals as of March 31, 2025.
As of May 8, 2025, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Poland consumer banking business and the Mexico Consumer/SBMM (Banamex) businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

3. OPERATING SEGMENTS

The operating segments and reporting units reflect how the CEO, who is the chief operating decision maker (CODM), manages the Company, including allocating resources and measuring performance.
Citi is organized into five reportable operating segments: Services, Markets, Banking, Wealth and U.S. Personal Banking (USPB), with the remaining operations recorded in All Other, which includes activities not assigned to a specific reportable operating segment, as well as discontinued operations. See operating segment details in Note 3 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
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
The accounting policies of these reportable operating segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

The following tables present certain information regarding the Company’s continuing operations by reportable operating segments and All Other on a managed basis that excludes divestiture-related impacts. The CODM uses Income (loss) from continuing operations as the performance measure, to evaluate the results of each reportable operating segment by comparing to and monitoring against budget and prior-year results. This information is used to allocate resources to each of the segments and to make operational decisions when managing the Company, such as whether to reinvest profits or to return capital to shareholders through dividends and share repurchases.

	Three Months Ended March 31,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking
	2025	2024	2025	2024	2025	2024
Net interest income	$3,498	$3,317	$2,013	$1,706	$491	$582
Non-interest revenue	1,391	1,446	3,973	3,651	1,461	1,154
Total revenues, net of interest expense(1)	$4,889	$4,763	$5,986	$5,357	$1,952	$1,736
Compensation expense(2)	$632	$624	$1,018	$978	$632	$724
Non-compensation expense(1)(3)	1,952	2,039	2,450	2,406	402	455
Total operating expense(1)	$2,584	$2,663	$3,468	$3,384	$1,034	$1,179
Provisions for credit losses and for benefits and claims	$51	$64	$201	$199	$214	$(129)
Provision (benefits) for income taxes	644	521	522	353	162	159
Income (loss) from continuing operations	1,610	1,515	1,795	1,421	542	527
Identifiable assets (March 31, 2025 and December 31, 2024)	$589	$584	$1,165	$949	$147	$143
Average loans	87	82	128	120	82	89
Average deposits	826	808	15	24	—	1

In millions of dollars, except identifiable assets, average loans and average deposits in billions	Wealth		USPB
	2025	2024	2025	2024
Net interest income	$1,274	$981	$5,541	$5,226
Non-interest revenue	822	706	(313)	(117)
Total revenues, net of interest expense(1)	$2,096	$1,687	$5,228	$5,109
Compensation expense(2)	$669	$646	$554	$564
Non-compensation expense(1)(3)	970	990	1,888	1,886
Total operating expense(1)	$1,639	$1,636	$2,442	$2,450
Provisions for credit losses and for benefits and claims	$98	$(170)	$1,811	$2,204
Provision (benefits) for income taxes	75	46	230	108
Income (loss) from continuing operations	284	175	745	347
Identifiable assets (March 31, 2025 and December 31, 2024)	$224	$224	$244	$252
Average loans	147	150	216	204
Average deposits	310	316	89	100

In millions of dollars, except identifiable assets, average loans and average deposits in billions	All Other(4)		Reconciling Items(4)		Total Citi
	2025	2024	2025	2024	2025	2024
Net interest income	$1,195	$1,695	$—	$—	$14,012	$13,507
Non-interest revenue	250	681	—	(12)	7,584	7,509
Total revenues, net of interest expense(1)	$1,445	$2,376	$—	$(12)	$21,596	$21,016
Total operating expense(1)	$2,224	$2,685	$34	$110	$13,425	$14,107
Provisions for credit losses and for benefits and claims	$359	$186	$(11)	$11	$2,723	$2,365
Provision (benefits) for income taxes	(285)	(12)	(8)	(39)	1,340	1,136
Income (loss) from continuing operations	(853)	(483)	(15)	(94)	4,108	3,408
Identifiable assets (March 31, 2025 and December 31, 2024)	$203	$201			$2,572	$2,353
Average loans	31	34			691	679
Average deposits	65	77			1,305	1,326

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM (Banamex) and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
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
(4)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer/SBMM (Banamex) within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended March 31,
In millions of dollars	2025(1)	2024(2)
Total segments and All Other—income from continuing operations(3)	$4,123	$3,502
Divestiture-related impact on:
Total revenues, net of interest expense	—	(12)
Total operating expenses	34	110
Provision (release) for credit losses	(11)	11
Provision (benefits) for income taxes	(8)	(39)
Income from continuing operations	$4,108	$3,408

(1)    The three months ended March 31, 2025 includes approximately $34 million in operating expenses (approximately $23 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(2)    The three months ended March 31, 2024 includes an approximate $110 million in operating expenses (approximately $77 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2024.
(3)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the planned IPO of Mexico Consumer/SBMM (Banamex) within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

This page intentionally left blank.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Interest income
Consumer loans	$9,758	$9,798
Corporate loans	4,968	5,744
Loan interest, including fees	$14,726	$15,542
Deposits with banks	3,001	2,647
Securities borrowed and purchased under agreements to resell	6,291	7,822
Investments, including dividends	4,166	4,849
Trading account assets(1)	4,370	4,128
Other interest-bearing assets(2)	1,112	1,235
Total interest income	$33,666	$36,223
Interest expense
Deposits	$8,438	$10,411
Securities loaned and sold under agreements to repurchase	6,256	6,966
Trading account liabilities(1)	757	831
Short-term borrowings and other interest-bearing liabilities(3)	1,726	1,956
Long-term debt	2,477	2,552
Total interest expense	$19,654	$22,716
Net interest income	$14,012	$13,507
Provision for credit losses on loans	2,561	2,422
Net interest income after provision for credit losses on loans	$11,451	$11,085

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

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

Commissions and Fees
The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit card and bank card income, deposit-related fees and transactional service fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for additional information on Citi’s commissions and fees.

The following table presents Commissions and fees revenue:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Investment banking(1)	$1,036	$873
Brokerage commissions(2)	704	619
Credit and bank card income(3)
Interchange fees(4)	2,837	2,823
Card-related loan fees	163	130
Card rewards and partner payments	(3,135)	(2,917)
Deposit-related fees(5)	328	340
Transactional service fees(6)	353	340
Corporate finance(7)	172	199
Insurance distribution revenue(8)	82	84
Insurance premiums(9)	23	25
Loan servicing	24	14
Other	120	106
Total(10)	$2,707	$2,636

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $114 million of revenue related to variable consideration for the three months ended March 31, 2025 and $108 million for the three months ended March 31, 2024. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USPB and Services.
(4)    See footnote 1 to the Consolidated Statement of Income above for the description of a change in presentation. Interchange fees are presented net of certain transaction processing fees paid by Citi, primarily to credit card networks, for the periods presented.
(5)    Deposit-related fees are earned primarily by Services.
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
(10)    Commissions and fees include $(2,751) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2025 and $(2,538) million for the three months ended March 31, 2024. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for additional information on Citi’s administration and other fiduciary fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Custody fees(1)	$479	$514
Fiduciary fees(2)	434	392
Guarantee fees	132	131
Total administration and other fiduciary fees(3)	$1,045	$1,037

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $132 million and $131 million for the three months ended March 31, 2025 and 2024, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Interest rate risks(1)	$644	$716
Foreign exchange risks(2)	1,696	1,473
Equity risks(3)	1,038	615
Commodity and other risks(4)	359	303
Credit products and risks(5)	184	167
Total	$3,921	$3,274

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
(4)    Primarily includes revenues from crude oil, refined oil products, natural gas, metals and other commodities trades.
(5)    Includes revenues from corporate debt, secondary trading loans, mortgage securities, single name and index credit default swaps, and structured credit products.

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first quarter of 2025.

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

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$26	$29	$—	$—	$—	$—
Interest cost on benefit obligation	118	117	100	109	4	4	28	29
Expected return on assets	(150)	(151)	(88)	(87)	(3)	(3)	(17)	(22)
Amortization of unrecognized:
Prior service (benefit)	—	—	(1)	(1)	(2)	(2)	(2)	(2)
Net actuarial loss (gain)	48	46	16	23	(3)	(2)	3	3
Total net expense (benefit)	$16	$12	$53	$73	$(4)	$(3)	$12	$8

Contributions
The following table summarizes the Company’s expected contributions for 2025 and the actual contributions made in 2024:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans(2)		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Company contributions(3) expected to be made during the year, and made during the prior year	$57	$59	$90	$763	$5	$8	$10	$9

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)The Company made a discretionary contribution of approximately $600 million to a pension plan in Mexico during the fourth quarter of 2024.
(3)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

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
Citi has recorded net restructuring charges of approximately $1.037 billion program to date.
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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Beginning balance at January 1, 2023	$—	$—	$—
Restructuring charges	$687	$94	$781
Payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$354	$54	$408
Change in estimate(1)(2)	(146)	(3)	(149)
Net restructuring charges	$208	$51	$259
Payments and utilization	$(860)	$(76)	$(936)
Foreign exchange	7	—	7
Balance at December 31, 2024	$42	$—	$42
Restructuring charges	$1	$—	$1
Change in estimate(1)	(4)	—	(4)
Net restructuring charges	$(3)	$—	$(3)
Payments and utilization	$(13)	$—	$(13)
Foreign exchange	(6)	—	(6)
Balance at March 31, 2025	$20	$—	$20

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2025	2024
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$4,108	$3,408
Less: Noncontrolling interests from continuing operations	43	36
Net income from continuing operations (for EPS purposes)	$4,065	$3,372
Loss from discontinued operations, net of taxes	(1)	(1)
Citigroup’s net income	$4,064	$3,371
Less: Preferred dividends	269	279
Net income available to common shareholders	$3,795	$3,092
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	44	45
Net income allocated to common shareholders for basic EPS	$3,751	$3,047
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,879.0	1,910.4
Basic earnings per share
Income from continuing operations	$2.00	$1.60
Discontinued operations	—	—
Net income per share—basic(2)	$2.00	$1.59
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$3,751	$3,047
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	17	15
Net income allocated to common shareholders for diluted EPS	$3,768	$3,062
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,879.0	1,910.4
Effect of dilutive securities(3)
Other employee plans	40.6	32.8
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,919.6	1,943.2
Diluted earnings per share
Income from continuing operations	$1.96	$1.58
Discontinued operations	—	—
Net income per share—diluted(2)	$1.96	$1.58

(1)Other relevant items in 2025 include issuance costs of $4 million related to the redemption of preferred stock Series V. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 20. The total for this line also includes dividends and undistributed earnings ($40 million combined for 1Q25) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the three months ended March 31, 2025 and 2024, there were no weighted-average options outstanding.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2025	December 31, 2024
Securities purchased under agreements to resell	$316,644	$192,950
Securities borrowed	73,575	81,115
Total, net(1)	$390,219	$274,065
Allowance for credit losses on securities purchased and borrowed(2)	(4)	(3)
Total, net of allowance	$390,215	$274,062

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$386,238	$239,767
Securities loaned	17,721	14,988
Total, net(1)	$403,959	$254,755

(1)    The above tables do not include securities-for-securities lending transactions of $7.0 billion and $5.2 billion at March 31, 2025 and December 31, 2024, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of March 31, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$521,437	$204,793	$316,644	$308,020	$8,624
Securities borrowed	90,180	16,605	73,575	19,220	54,355
Total	$611,617	$221,398	$390,219	$327,240	$62,979

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$591,031	$204,793	$386,238	$329,300	$56,938
Securities loaned	34,326	16,605	17,721	13,440	4,281
Total	$625,357	$221,398	$403,959	$342,740	$61,219

	As of December 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$516,722	$323,772	$192,950	$186,121	$6,829
Securities borrowed	100,442	19,327	81,115	22,228	58,887
Total	$617,164	$343,099	$274,065	$208,349	$65,716

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$563,539	$323,772	$239,767	$193,714	$46,053
Securities loaned	34,315	19,327	14,988	12,317	2,671
Total	$597,854	$343,099	$254,755	$206,031	$48,724

(1)Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.
(2)Beginning January 1, 2025, excludes amounts relating to accrued interest. Accrued interest receivable on Securities purchased under agreements to resell (reverse repos) is presented in Other assets and accrued interest payable on Securities sold under agreements to repurchase (repos) is presented in Other liabilities.
(3)Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45, but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.
(4)Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of March 31, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$311,532	$154,259	$58,915	$66,325	$591,031
Securities loaned	25,557	157	672	7,940	34,326
Total	$337,089	$154,416	$59,587	$74,265	$625,357

	As of December 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$299,527	$154,036	$46,635	$63,341	$563,539
Securities loaned	25,898	213	1,007	7,197	34,315
Total	$325,425	$154,249	$47,642	$70,538	$597,854

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of March 31, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$298,600	$96	$298,696
State and municipal securities	219	—	219
Foreign government securities	159,194	968	160,162
Corporate bonds	20,529	500	21,029
Equity securities	24,565	32,496	57,061
Mortgage-backed securities	83,673	13	83,686
Asset-backed securities	2,481	89	2,570
Other	1,770	164	1,934
Total	$591,031	$34,326	$625,357

	As of December 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$324,233	$40	$324,273
State and municipal securities	183	—	183
Foreign government securities	132,123	1,069	133,192
Corporate bonds	17,467	330	17,797
Equity securities	18,498	32,837	51,335
Mortgage-backed securities	65,279	—	65,279
Asset-backed securities	2,609	23	2,632
Other	3,147	16	3,163
Total	$563,539	$34,315	$597,854

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2025	December 31, 2024
Receivables from customers	$16,501	$18,512
Receivables from brokers, dealers and clearing organizations	40,939	32,329
Total brokerage receivables(1)	$57,440	$50,841
Payables to customers	$54,847	$51,993
Payables to brokers, dealers and clearing organizations	23,455	14,608
Total brokerage payables(1)	$78,302	$66,601

(1)     Includes brokerage receivables and payables recorded by Citi’s broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements
in Citi’s 2024 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2025	December 31, 2024
Debt securities available-for-sale (AFS)	$225,180	$226,876
Debt securities held-to-maturity (HTM)(1)	220,385	242,382
Marketable equity securities carried at fair value(2)	133	151
Non-marketable equity securities carried at fair value(2)(3)	443	427
Non-marketable equity securities measured using the measurement alternative(4)	1,541	1,574
Non-marketable equity securities carried at cost(5)	5,206	5,247
Total investments(6)	$452,888	$476,657

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $29 million and $23 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at March 31, 2025 and December 31, 2024, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended March 31, 2025 and 2024.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Taxable interest	$4,021	$4,691
Interest exempt from U.S. federal income tax	77	80
Dividend income	68	78
Total interest and dividend income on investments	$4,166	$4,849

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Gross realized investment gains	$134	$141
Gross realized investment losses	(13)	(26)
Net realized gains on sales of investments	$121	$115

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2025					December 31, 2024
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)	$35,690	$34	$841	$—	$34,883	$30,208	$40	$942	$—	$29,306
Residential	751	—	3	—	748	626	—	2	—	624
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$36,442	$34	$844	$—	$35,632	$30,835	$40	$944	$—	$29,931
U.S. Treasury and federal agency securities
U.S. Treasury	$34,128	$24	$200	$—	$33,952	$52,630	$13	$264	$—	$52,379
Total U.S. Treasury and federal agency securities	$34,128	$24	$200	$—	$33,952	$52,630	$13	$264	$—	$52,379
State and municipal	$1,758	$3	$90	$—	$1,671	$1,749	$12	$103	$—	$1,658
Foreign government	142,862	608	747	—	142,723	134,002	444	1,087	—	133,359
Corporate	5,592	22	86	6	5,522	4,923	19	122	6	4,814
Asset-backed securities(1)	937	3	7	—	933	856	3	11	—	848
Other debt securities	4,747	1	1	—	4,747	3,887	1	1	—	3,887
Total debt securities AFS	$226,466	$695	$1,975	$6	$225,180	$228,882	$532	$2,532	$6	$226,876

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost includes unallocated portfolio-layer cumulative basis adjustments of $0.2 billion and $(0.2) billion as of March 31, 2025 and December 31, 2024, respectively. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $143 million and $(743) million, respectively, as of March 31, 2025. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $35 million and $(1,129) million, respectively, as of December 31, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2025
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$21,178	$228	$8,595	$613	$29,773	$841
Residential	457	2	197	1	654	3
Commercial	1	—	—	—	1	—
Total mortgage-backed securities	$21,636	$230	$8,792	$614	$30,428	$844
U.S. Treasury and federal agency securities
U.S. Treasury	$17,690	$117	$4,790	$83	$22,480	$200
Total U.S. Treasury and federal agency securities	$17,690	$117	$4,790	$83	$22,480	$200
State and municipal	$920	$53	$451	$37	$1,371	$90
Foreign government	34,294	297	16,215	450	50,509	747
Corporate	501	25	1,909	61	2,410	86
Asset-backed securities	445	7	—	—	445	7
Other debt securities	322	—	843	1	1,165	1
Total debt securities AFS	$75,808	$729	$33,000	$1,246	$108,808	$1,975
December 31, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$16,690	$255	$8,484	$687	$25,174	$942
Residential	375	1	216	1	591	2
Commercial	—	—	1	—	1	—
Total mortgage-backed securities	$17,065	$256	$8,701	$688	$25,766	$944
U.S. Treasury and federal agency securities
U.S. Treasury	$13,660	$166	$1,710	$98	$15,370	$264
Total U.S. Treasury and federal agency securities	$13,660	$166	$1,710	$98	$15,370	$264
State and municipal	$855	$72	$335	$31	$1,190	$103
Foreign government	49,384	487	19,719	600	69,103	1,087
Corporate	455	45	2,444	77	2,899	122
Asset-backed securities	388	11	—	—	388	11
Other debt securities	1,098	—	939	1	2,037	1
Total debt securities AFS	$82,905	$1,037	$33,848	$1,495	$116,753	$2,532

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2025
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$4	$4
After 1 but within 5 years	1,016	1,009
After 5 but within 10 years	558	535
After 10 years	34,658	34,084
Total(2)	$36,236	$35,632
U.S. Treasury and federal agency securities
Due within 1 year	$12,176	$12,146
After 1 but within 5 years	21,750	21,626
After 5 but within 10 years	202	180
After 10 years	—	—
Total	$34,128	$33,952
State and municipal
Due within 1 year	$10	$10
After 1 but within 5 years	157	152
After 5 but within 10 years	335	324
After 10 years	1,256	1,185
Total	$1,758	$1,671
Foreign government
Due within 1 year	$63,878	$63,846
After 1 but within 5 years	72,380	72,436
After 5 but within 10 years	5,795	5,707
After 10 years	809	734
Total	$142,862	$142,723
All other(3)
Due within 1 year	$5,780	$5,771
After 1 but within 5 years	4,834	4,785
After 5 but within 10 years	609	610
After 10 years	53	36
Total	$11,276	$11,202
Total debt securities AFS(2)	$226,260	$225,180

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio-layer cumulative basis adjustments of $0.2 billion as of March 31, 2025.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2025
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$70,986	$—	$8,924	$62,062
Non-U.S. residential	—	—	—	—
Commercial	1,214	15	129	1,100
Total mortgage-backed securities	$72,200	$15	$9,053	$63,162
U.S. Treasury securities	$106,134	$—	$5,425	$100,709
State and municipal	8,824	43	746	8,121
Foreign government	680	10	—	690
Asset-backed securities(2)	32,547	32	74	32,505
Total debt securities HTM, net	$220,385	$100	$15,298	$205,187
December 31, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$72,542	$—	$10,291	$62,251
Non-U.S. residential	—	—	—	—
Commercial	1,247	12	151	1,108
Total mortgage-backed securities	$73,789	$12	$10,442	$63,359
U.S. Treasury securities	$126,142	$—	$6,934	$119,208
State and municipal	8,903	27	668	8,262
Foreign government	988	3	—	991
Asset-backed securities(2)	32,560	91	61	32,590
Total debt securities HTM, net	$242,382	$133	$18,105	$224,410

(1)Amortized cost is reported net of ACL of $130 million and $137 million at March 31, 2025 and December 31, 2024, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2025
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$192	$191
After 1 but within 5 years	998	960
After 5 but within 10 years	1,233	1,153
After 10 years	69,777	60,858
Total	$72,200	$63,162
U.S. Treasury securities
Due within 1 year	$24,594	$24,199
After 1 but within 5 years	81,540	76,510
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$106,134	$100,709
State and municipal
Due within 1 year	$32	$31
After 1 but within 5 years	173	172
After 5 but within 10 years	1,942	1,861
After 10 years	6,677	6,057
Total	$8,824	$8,121
Foreign government
Due within 1 year	$153	$153
After 1 but within 5 years	524	534
After 5 but within 10 years	3	3
After 10 years	—	—
Total	$680	$690
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	9,056	9,057
After 10 years	23,491	23,448
Total	$32,547	$32,505
Total debt securities HTM	$220,385	$205,187

(1)Amortized cost is reported net of ACL of $130 million at March 31, 2025.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at March 31, 2025 and December 31, 2024.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of March 31, 2025 and December 31, 2024.

Evaluating Investments for Impairment—AFS Debt Securities
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$3	$14

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $6 million as of March 31, 2025, unchanged from December 31, 2024.

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
Equity securities under the measurement alternative, which are composed of private equity investments, are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. For details on impairment indicators that are considered, see Note 14 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
When the qualitative assessment indicates that the equity security is impaired, its fair value is determined. If the fair value of the investment is less than its carrying value, the investment is written down to fair value through earnings.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2025 and December 31, 2024:

In millions of dollars	March 31, 2025	December 31, 2024
Measurement alternative:
Carrying value	$1,541	$1,574

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Measurement alternative(1):
Impairment losses	$52	$16
Downward changes for observable prices	—	—
Upward changes for observable prices	9	49

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2025
Measurement alternative:
Impairment losses	$469
Downward changes for observable prices	39
Upward changes for observable prices	1,039

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2025 and March 31, 2024, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

14.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment, reporting unit and component that manage the loans in addition to the nature of the obligor, with corporate loans generally made for corporate, institutional and public sector clients around the world and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Notes 1 and 15 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

CORPORATE LOANS

Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM component of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2025	December 31, 2024
In North America offices(1)
Commercial and industrial	$63,172	$57,730
Financial institutions	47,993	41,815
Mortgage and real estate(2)	18,104	18,411
Installment and other(3)	22,225	25,529
Lease financing	237	235
Total	$151,731	$143,720
In offices outside North America(1)
Commercial and industrial	$96,277	$92,856
Financial institutions	27,139	27,276
Mortgage and real estate(2)	8,333	8,136
Installment and other(3)	28,261	25,800
Lease financing	39	40
Governments and official institutions	3,944	3,630
Total	$163,993	$157,738
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$315,724	$301,458
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$20	$(72)
Corporate loans, net of unearned income(4)(5)(6)	$315,744	$301,386

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the risk-based country view is not material for the purposes of classification of corporate loans between offices in North America and outside North America.
(2)Loans secured primarily by real estate.
(3)Installment and other includes loans to SPEs and TTS commercial cards.
(4)Corporate loans are net of unearned income of ($1.0) billion and ($969) million at March 31, 2025 and December 31, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three months ended March 31, 2025 and 2024.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $1.0 billion and $0.9 billion of corporate loans during the three months ended March 31, 2025 and 2024, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2025 or 2024.

Corporate Loan Delinquencies and Non-Accrual Details at March 31, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$203	$64	$267	$611	$156,374	$157,252
Financial institutions	51	21	72	74	73,767	73,913
Mortgage and real estate	61	53	114	609	25,713	26,436
Lease financing	—	1	1	21	255	277
Other	26	13	39	61	49,859	49,959
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,887
Total(5)	$341	$152	$493	$1,376	$305,968	$315,724

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$183	$35	$218	$542	$147,914	$148,674
Financial institutions	8	—	8	73	68,297	68,378
Mortgage and real estate	6	2	8	567	25,971	26,546
Lease financing	—	1	1	—	275	276
Other	62	16	78	195	49,552	49,825
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,759
Total(5)	$259	$54	$313	$1,377	$292,009	$301,458

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
(5)Excludes $20 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2025 and December 31, 2024, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	March 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$28,855	$14,040	$7,665	$4,928	$2,092	$5,798	$32,984	$96,362
Financial institutions(4)	6,584	8,182	2,364	3,275	410	1,606	41,961	64,382
Mortgage and real estate	1,090	5,266	3,853	3,219	2,011	2,687	249	18,375
Other(5)	1,732	5,653	2,846	3,869	771	6,014	23,589	44,474
Total investment grade	$38,261	$33,141	$16,728	$15,291	$5,284	$16,105	$98,783	$223,593
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,122	$10,722	$5,185	$3,315	$1,327	$2,682	$20,926	$60,279
Financial institutions(4)	1,811	2,292	353	211	601	328	3,861	9,457
Mortgage and real estate	247	664	1,378	1,784	1,146	1,730	503	7,452
Other(5)	1,879	826	602	210	152	386	1,625	5,680
Non-accrual
Commercial and industrial(4)	14	82	87	56	48	33	291	611
Financial institutions	8	—	—	—	49	—	17	74
Mortgage and real estate	2	—	2	8	211	350	36	609
Other(5)	—	6	34	—	14	22	6	82
Total non-investment grade	$20,083	$14,592	$7,641	$5,584	$3,548	$5,531	$27,265	$84,244
Loans at fair value(6)								$7,887
Corporate loans, net of unearned income(7)	$58,344	$47,733	$24,369	$20,875	$8,832	$21,636	$126,048	$315,724

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,039	$8,101	$5,035	$2,492	$1,225	$4,853	$32,862	$90,607
Financial institutions(4)	13,074	2,136	1,162	326	265	1,500	41,415	59,878
Mortgage and real estate	5,325	3,927	3,269	2,537	1,460	1,533	248	18,299
Other(5)	5,773	2,643	4,036	822	1,156	5,578	24,623	44,631
Total investment grade	$60,211	$16,807	$13,502	$6,177	$4,106	$13,464	$99,148	$213,415
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,937	$5,082	$3,576	$1,583	$318	$2,560	$19,468	$57,524
Financial institutions(4)	4,103	529	255	655	41	355	2,489	8,427
Mortgage and real estate	801	1,112	1,936	1,400	770	1,190	472	7,681
Other(5)	1,227	592	427	261	190	274	2,304	5,275
Non-accrual
Commercial and industrial	43	78	48	17	7	44	305	542
Financial institutions(4)	—	—	—	55	—	—	18	73
Mortgage and real estate	16	2	104	107	28	279	31	567
Other(5)	1	—	1	18	—	19	156	195
Total non-investment grade	$31,128	$7,395	$6,347	$4,096	$1,354	$4,721	$25,243	$80,284
Loans at fair value(6)								$7,759
Corporate loans, net of unearned income(7)	$91,339	$24,201	$19,849	$10,274	$5,460	$18,185	$124,391	$301,458

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
(7)Excludes $20 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2025 and December 31, 2024, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the three months ended March 31, 2025, by year of loan origination:

	For the Three Months Ended March 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$2	$—	$—	$—	$—	$46	$48
Financial institutions	—	—	—	—	—	—	1	1
Mortgage and real estate	—	—	—	—	—	6	—	6
Other(1)	1	—	133	—	—	3	7	144
Total	$1	$2	$133	$—	$—	$9	$54	$199

The table below details gross credit losses recognized during the three months ended March 31, 2024, by year of loan origination:

	For the Three Months Ended March 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$76	$76
Financial institutions	—	—	—	—	—	1	7	8
Mortgage and real estate	1	37	9	—	—	17	—	64
Other(1)	—	—	—	—	—	15	15	30
Total	$1	$37	$9	$—	$—	$33	$98	$178

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	March 31, 2025		December 31, 2024
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$228	$75	$199	$86
Financial institutions	—	—	—	—
Mortgage and real estate	389	61	276	42
Other	49	41	185	174
Total non-accrual corporate loans with specific allowances	$666	$177	$660	$302
Non-accrual corporate loans without specific allowances
Commercial and industrial	$383		$343
Financial institutions	74		73
Mortgage and real estate	220		291
Lease financing	21		—
Other	12		10
Total non-accrual corporate loans without specific allowances	$710	N/A	$717	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 was $8 million, $7 million and $18 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three months ended March 31, 2025 and March 31,2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three Months Ended March 31, 2025
In millions of dollars, except for weighted-average term extension	Total modifications balance at March 31, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$19	$19	$—	22
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$19	$19	$—

	For the Three Months Ended March 31, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at March 31, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$61	$61	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	54	54	—	18
Other(5)	—	—	—	—
Total	$115	$115	$—

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of March 31, 2025 and 2024.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $51 million and $530 million as of March 31, 2025 and 2024, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended March 31, 2025 and December 31, 2024:

	As of March 31, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$142	$142	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	109	109	—	—
Other(2)	—	—	—	—
Total	$251	$251	$—	$—

	As of December 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$251	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	—
Other(2)	—	—	—	—
Total	$356	$356	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2025 and March 31, 2024. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

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

For Citi’s policies related to consumer loans, including non-accrual and charge-off policies, see Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at March 31, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,337	$760	$351	$216	$114,664	$138	$404	$542	$120
Home equity loans(7)(8)	2,944	28	53	—	3,025	23	102	125	—
Credit cards	158,039	2,217	2,550	—	162,806	—	—	—	2,550
Personal, small business and other(9)	32,477	85	28	1	32,591	6	154	160	1
Total	$306,797	$3,090	$2,982	$217	$313,086	$167	$660	$827	$2,671
In offices outside North America(5)
Residential mortgages(6)	$24,227	$39	$60	$—	$24,326	$—	$156	$156	$—
Credit cards	12,468	194	223	—	12,885	—	213	213	76
Personal, small business and other(9)	35,641	106	37	—	35,784	—	132	132	—
Total	$72,336	$339	$320	$—	$72,995	$—	$501	$501	$76
Total excluding portfolio-layer hedges cumulative basis adjustments	$379,133	$3,429	$3,302	$217	$386,081	$167	$1,161	$1,328	$2,747
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$231
Total Citigroup(11)(12)					$386,312

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,613	$397	$349	$234	$114,593	$114	$409	$523	$128
Home equity loans(7)(8)	3,060	23	58	—	3,141	25	114	139	—
Credit cards	166,021	2,333	2,705	—	171,059	—	—	—	2,705
Personal, small business and other(9)	33,010	94	50	1	33,155	7	154	161	2
Total	$315,704	$2,847	$3,162	$235	$321,948	$146	$677	$823	$2,835
In offices outside North America(5)
Residential mortgages(6)	$24,358	$38	$60	$—	$24,456	$—	$155	$155	$—
Credit cards	12,523	190	214	—	12,927	—	211	211	72
Personal, small business and other(9)	33,859	100	36	—	33,995	—	121	121	—
Total	$70,740	$328	$310	$—	$71,378	$—	$487	$487	$72
Total excluding portfolio-layer hedges cumulative basis adjustments	$386,444	$3,175	$3,472	$235	$393,326	$146	$1,164	$1,310	$2,907
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$(224)
Total Citigroup(11)(12)					$393,102

(1)Loans less than 30 days past due are presented as current.
(2)Includes $278 million and $281 million at March 31, 2025 and December 31, 2024, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $25.5 billion and $18.9 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at March 31, 2025. Excludes delinquencies on $25.9 billion and $17.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2024.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at March 31, 2025 and December 31, 2024, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.8 billion of residential mortgages outside North America related to Wealth at March 31, 2025. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.1 billion of residential mortgages outside North America related to Wealth at December 31, 2024.
(7)Includes less than $0.1 billion and less than $0.1 billion at March 31, 2025 and December 31, 2024, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of March 31, 2025, Wealth in North America includes $27.7 billion of loans, of which $25.5 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $27.0 billion of loans, of which $18.9 billion are classifiably managed with 51% rated investment grade. As of December 31, 2024, Wealth in North America includes $28.1 billion of loans, of which $25.9 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $25.4 billion of loans, of which $17.6 billion are classifiably managed with 56% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $893 million and $889 million at March 31, 2025 and December 31, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at March 31, 2025 and December 31, 2024, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three months ended March 31, 2025 and 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $0.4 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
In North America offices(1)
Residential first mortgages	$2	$3
Home equity loans	1	1
Personal, small business and other	—	—
Total	$3	$4
In offices outside North America(1)
Residential mortgages	$2	$2
Personal, small business and other	1	—
Total	$3	$2
Total Citigroup	$6	$6

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three months ended March 31, 2025 and 2024, the Company sold and/or reclassified to held-for-sale (HFS) $32 million and $59 million of consumer loans, respectively. The Company did not have significant purchases of consumer loans classified as held-for-investment for the three months ended March 31, 2025 or 2024.

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

With respect to Citi’s consumer loan portfolio outside of the U.S. as of March 31, 2025 and December 31, 2024 ($74.5 billion and $72.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio(1)	March 31, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2025	$13	$246	$1,724
2024	116	2,111	10,224
2023	211	2,311	12,722
2022	360	3,065	15,959
2021	342	2,601	14,539
Prior	1,738	6,677	32,346
Total residential first mortgages	$2,780	$17,011	$87,514	$—	$7,359	$114,664
Home equity line of credit (pre-reset)	$259	$732	$1,539
Home equity line of credit (post-reset)	61	69	78
Home equity term loans	45	82	108
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	45	82	107
Total home equity loans	$365	$883	$1,725	$—	$52	$3,025
Credit cards	$22,771	$57,691	$77,448
Revolving loans converted to term loans(4)	1,561	713	135
Total credit cards(5)	$24,332	$58,404	$77,583	$—	$1,979	$162,298
Personal, small business and other
2025	$5	$39	$163
2024	132	445	1,215
2023	125	246	467
2022	114	148	216
2021	23	30	41
Prior	95	145	138
Total personal, small business and other(6)(7)	$494	$1,053	$2,240	$25,518	$2,548	$31,853
Total(8)	$27,971	$77,351	$169,062	$25,518	$11,938	$311,840

FICO score distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(2)	FICO not available(3)	Total loans
Residential first mortgages
2024	$123	$2,213	$10,308
2023	223	2,451	12,936
2022	354	3,272	16,034
2021	312	2,745	14,651
2020	298	1,990	12,245
Prior	1,473	5,034	20,573
Total residential first mortgages	$2,783	$17,705	$86,747	$—	$7,358	$114,593
Home equity line of credit (pre-reset)	$266	$764	$1,597
Home equity line of credit (post-reset)	58	80	75
Home equity term loans	45	87	114
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	45	86	111
Total home equity loans	$369	$931	$1,786	$—	$55	$3,141
Credit cards	$22,855	$59,574	$83,935
Revolving loans converted to term loans(4)	1,462	668	129
Total credit cards(5)	$24,317	$60,242	$84,064	$—	$1,874	$170,497
Personal, small business and other
2024	$96	$398	$1,219
2023	132	282	577
2022	131	180	271
2021	28	38	54
2020	2	2	4
Prior	94	152	150
Total personal, small business and other(6)(7)	$483	$1,052	$2,275	$25,860	$2,730	$32,400
Total(8)	$27,952	$79,930	$174,872	$25,860	$12,017	$320,631

(1)    The FICO bands in the tables are consistent with general industry peer presentations.
(2)    These personal, small business and other loans without a FICO score available include $25.5 billion and $25.9 billion of Private Bank loans as of March 31, 2025 and December 31, 2024, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of March 31, 2025 and December 31, 2024, approximately 83% and 83% of these loans, respectively, were rated investment grade.
(3)    FICO scores not available primarily relate to loans guaranteed by government-sponsored enterprises for which FICO scores are generally not utilized.
(4)    Not included in the tables above are $34 million and $33 million of revolving credit card loans outside of the U.S. that were converted to term loans as of March 31, 2025 and December 31, 2024, respectively.
(5)    Excludes $508 million and $562 million of balances related to Canada for March 31, 2025 and December 31, 2024, respectively.
(6)    Excludes $738 million and $755 million of balances related to Canada for March 31, 2025 and December 31, 2024, respectively.
(7)    Includes approximately $20 million and $22 million of personal revolving loans that were converted to term loans for March 31, 2025 and December 31, 2024, respectively.
(8)    Excludes $231 million and $(224) million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2025 and December 31, 2024, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the three months ended March 31, 2025 and 2024, by year of loan origination:

In millions of dollars	Three Months Ended March 31, 2025
Residential first mortgages
2025	$—
2024	—
2023	—
2022	—
2021	—
Prior	17
Total residential first mortgages	$17
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	—
Total home equity loans	$2
Credit cards	$2,420
Revolving loans converted to term loans	84
Total credit cards	$2,504
Personal, small business and other
2025	$32
2024	49
2023	46
2022	27
2021	10
Prior	40
Total personal, small business and other	$204
Total Citigroup	$2,727

In millions of dollars	Three Months Ended March 31, 2024
Residential first mortgages
2024	$—
2023	—
2022	—
2021	—
2020	—
Prior	14
Total residential first mortgages	$14
Home equity line of credit (pre-reset)	$1
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$2
Credit cards	$2,237
Revolving loans converted to term loans	57
Total credit cards	$2,294
Personal, small business and other
2024	$29
2023	46
2022	52
2021	20
2020	8
Prior	47
Total personal, small business and other	$202
Total Citigroup	$2,512

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

LTV distribution—U.S. portfolio(1)	March 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$1,440	$548	$—
2024	9,238	3,392	4
2023	13,743	1,877	2
2022	18,488	1,847	52
2021	18,016	446	36
Prior	43,377	513	27
Total residential first mortgages	$104,302	$8,623	$121	$1,618	$114,664
Home equity loans (pre-reset)	$2,420	$24	$42
Home equity loans (post-reset)	420	3	9
Total home equity loans	$2,840	$27	$51	$107	$3,025
Total(2)	$107,142	$8,650	$172	$1,725	$117,689

LTV distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$9,196	$3,550	$1
2023	13,973	2,036	2
2022	18,546	2,078	42
2021	18,247	472	33
2020	15,434	226	1
Prior	28,797	351	25
Total residential first mortgages	$104,193	$8,713	$104	$1,583	$114,593
Home equity loans (pre-reset)	$2,514	$26	$45
Home equity loans (post-reset)	435	3	9
Total home equity loans	$2,949	$29	$54	$109	$3,141
Total(2)	$107,142	$8,742	$158	$1,692	$117,734

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $231 million and $(224) million of unallocated portfolio-layer cumulative basis adjustments at March 31, 2025 and December 31, 2024, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	March 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$515	$50	$—
2024	2,809	406	—
2023	2,342	580	460
2022	2,486	362	785
2021	2,409	317	754
Prior	8,999	451	192
Total	$19,560	$2,166	$2,191	$409	$24,326

LTV distribution—outside of U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,808	$421	$—
2023	2,406	654	412
2022	2,579	462	698
2021	2,505	426	657
2020	1,739	326	176
Prior	7,642	148	8
Total	$19,679	$2,437	$1,951	$389	$24,456

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of March 31, 2025 and December 31, 2024, mortgage portfolios outside of the U.S. had an average LTV of approximately 58% and 58%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at March 31, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	1Q25 NCL ratio	1Q24 NCL ratio
Residential mortgages(3)	$24,326	$—	$24,326	0.16%	0.25%	0.08%	0.07%
Credit cards	12,885	—	12,885	1.51	1.73	5.96	5.03
Personal, small business and other(4)	35,784	18,937	16,847	0.63	0.22	1.05	1.09
Total	$72,995	$18,937	$54,058	0.63%	0.59%	1.62%	1.47%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,456	$—	$24,456	0.16%	0.25%
Credit cards	12,927	—	12,927	1.47	1.66
Personal, small business and other(4)	33,995	17,553	16,442	0.61	0.22
Total	$71,378	$17,553	$53,825	0.61%	0.58%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of March 31, 2025 and December 31, 2024, approximately 51% and 56% of these loans, respectively, were rated investment grade.
(3)    Includes $18.8 billion and $19.1 billion as of March 31, 2025 and December 31, 2024, respectively, of residential mortgages related to Wealth.
(4)    Includes $27.0 billion and $25.4 billion as of March 31, 2025 and December 31, 2024, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three months ended March 31, 2025 and 2024, $14 million and $11 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $3 million and $2 million had gone through Chapter 7 bankruptcy during the three months ended March 31, 2025 and 2024, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three months ended March 31, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended March 31, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.06%	$74	$1	$11	$55	$7	$—	$—	1%	129	7
Home equity loans	0.03	1	—	—	1	—	—	—	—	—	8
Credit cards	0.31	505	504	—	1	—	—	—	25	—	4
Personal, small business and other	0.03	10	—	—	—	10	—	—	8	19	—
Total	0.19%	$590	$505	$11	$57	$17	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$13	$—	$—	$11	$2	$—	$—	2%	192	12
Credit cards	0.04	5	5	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	6	1	1	—	4	—	—	8	23	—
Total	0.03%	$24	$6	$1	$11	$6	$—	$—

			For the Three Months Ended March 31, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$31	$—	$24	$6	$1	$—	$—	1%	189	10
Home equity loans	—	—	—	—	—	—	—	—	—	—	—
Credit cards	0.28	448	448	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	1	—	1	6	—	—	7	18	5
Total	0.16%	$487	$449	$24	$7	$7	$—	$—
In offices outside North America(4)
Residential mortgages	0.06%	$15	$—	$—	$14	$1	$—	$—	2%	183	12
Credit cards	0.06	9	9	—	—	—	—	—	20	—	—
Personal, small business and other	0.02	6	2	1	—	3	—	—	8	20	—
Total	0.04%	$30	$11	$1	$14	$4	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended March 31, 2025 and 2024, Citi granted forgiveness of less than $1 million and less than $1 million in residential first mortgage loans, $32 million and $25 million in credit card loans and $2 million and $3 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of March 31, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at March 31, 2025 and 2024.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended March 31, 2025 and 2024.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended March 31, 2025 and the year ended December 31, 2024:

	As of March 31, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$151	$47	$43	$61	$—
Home equity loans	4	1	1	2	—
Credit cards	1,484	1,133	207	144	290
Personal, small business and other	28	25	2	1	2
Total(2)	$1,667	$1,206	$253	$208	$292
In offices outside North America(1)
Residential mortgages	$38	$35	$2	$1	$—
Credit cards	20	17	2	1	—
Personal, small business and other	17	15	2	—	—
Total(2)	$75	$67	$6	$2	$—

	As of December 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$40	$19	$40	$—
Home equity loans	3	1	—	2	—
Credit cards	1,432	1,081	211	140	291
Personal, small business and other	25	22	2	1	2
Total(2)	$1,559	$1,144	$232	$183	$293
In offices outside North America(1)
Residential mortgages	$37	$34	$2	$1	$—
Credit cards	17	16	1	—	—
Personal, small business and other	30	24	4	2	1
Total(2)	$84	$74	$7	$3	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three months ended March 31, 2025 and 2024. Default is defined as 60 days past due:

		For the Three Months Ended March 31, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$—	$4	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	106	106	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$114	$106	$4	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$3	$1	$—	$1	$1	$—	$—

		For the Three Months Ended March 31, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$10	$—	$8	$—	$2	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	92	92	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$103	$92	$8	$—	$3	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$4	$—	$—	$—
Credit cards(4)	5	5	—	—	—	—	—
Personal, small business and other	—	—	—	—	—	—	—
Total	$9	$5	$—	$4	$—	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2025	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$18,574	$18,145
Gross credit losses on loans	(2,926)	(2,690)
Gross recoveries on loans	467	387
Net credit losses (NCLs) on loans	$(2,459)	$(2,303)
Replenishment of NCLs	$2,459	$2,303
Net reserve builds (releases) for loans	227	246
Net specific reserve builds (releases) for loans	(125)	(127)
Total provision for credit losses on loans (PCLL)	$2,561	$2,422
Other, net (see table below)	50	32
ACLL at end of period	$18,726	$18,296
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(1)	$1,601	$1,728
Provision (release) for credit losses on unfunded lending commitments	108	(98)
Other, net	11	(1)
ACLUC at end of period(1)	$1,720	$1,629
Total ACLL and ACLUC	$20,446	$19,925
Allowance for credit losses on other assets at beginning of period(2)	$1,865	$1,788
NCLs on other assets	(13)	(13)
Provision (release) for credit losses on other assets	39	4
Other, net(3)	315	(57)
Allowance for credit losses on other assets at end of period(2)	$2,206	$1,722
Allowance for credit losses on HTM debt securities at beginning of period	$137	$95
Provision (release) for credit losses on HTM debt securities	(5)	10
Other, net	(2)	1
Allowance for credit losses on HTM debt securities at end of period	$130	$106
Total ACL	$22,782	$21,753

Other, net details (ACLL)	Three Months Ended March 31,
In millions of dollars	2025	2024
FX translation and other	$50	$32
Other, net (ACLL)	$50	$32

(1)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(2)See additional details on the Allowance for credit losses on other assets below.
(3)Primarily reflects the impact of FX translation on the ACL on Other assets for transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	March 31, 2025			March 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,556	$16,018	$18,574	$2,714	$15,431	$18,145
Charge-offs	(199)	(2,727)	(2,926)	(178)	(2,512)	(2,690)
Recoveries	17	450	467	14	373	387
Replenishment of NCLs	182	2,277	2,459	164	2,139	2,303
Net reserve builds (releases)	279	(52)	227	188	58	246
Net specific reserve builds (releases)	(125)	—	(125)	(131)	4	(127)
Other	15	35	50	1	31	32
Ending balance	$2,725	$16,001	$18,726	$2,772	$15,524	$18,296

	March 31, 2025			December 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,548	$15,962	$18,510	$2,254	$15,967	$18,221
Individually evaluated	177	38	215	302	38	340
Purchased credit deteriorated	—	1	1	—	13	13
Total ACLL	$2,725	$16,001	$18,726	$2,556	$16,018	$18,574
Loans, net of unearned income
Collectively evaluated	$306,481	$385,783	$692,264	$292,250	$392,562	$684,812
Individually evaluated	1,376	134	1,510	1,377	134	1,511
Purchased credit deteriorated	—	117	117	—	125	125
Held at fair value	7,887	278	8,165	7,759	281	8,040
Total loans, net of unearned income	$315,744	$386,312	$702,056	$301,386	$393,102	$694,488

1Q25 Changes in the ACL
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of March 31, 2025 was $22,782 million, an increase from $22,177 million at December 31, 2024, primarily driven by uncertainty and deterioration in the macroeconomic outlook, portfolio composition in USPB and FX translation on the ACL on Other assets, partially offset by an ACL release for lower end-of-period U.S. cards loan balances.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of March 31, 2025 was $16,001 million, a slight decrease from $16,018 million at December 31, 2024. The decrease was driven by a reduction in U.S. cards loan balances, primarily offset by a build due to changes in portfolio composition, uncertainty and deterioration in the macroeconomic outlook.

Corporate ACLL
Citi’s total corporate ACLL as of March 31, 2025 was $2,725 million, an increase from $2,556 million at December 31, 2024. The increase was largely driven by uncertainty and deterioration in the macroeconomic outlook.

ACLUC
As of March 31, 2025, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,720 million, an increase from $1,601 million at December 31, 2024. The increase was largely driven by uncertainty and deterioration in the macroeconomic outlook.

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(17)	(17)
Gross recoveries	—	—	4	4
Net credit losses (NCLs)	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$13	$13
Net reserve builds (releases)	(6)	1	31	26
Total provision for credit losses	$(6)	$1	$44	$39
Other, net	$—	$—	$315	$315
Allowance for credit losses on other assets at end of quarter	$19	$4	$2,183	$2,206

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

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law.

For the ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other	Total
Balance at December 31, 2024	$2,052	$5,674	$1,002	$5,219	$4,451	$902	$19,300
Foreign currency translation	11	75	3	16	—	17	122
Balance at March 31, 2025	$2,063	$5,749	$1,005	$5,235	$4,451	$919	$19,422

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of March 31, 2025. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Unanticipated declines in business performance, increases
in credit losses, increases in capital requirements and adverse regulatory or legislative changes, as well as deterioration in economic or market conditions, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill.
Reporting units used for goodwill assessment at the Citigroup consolidated level may differ from the reporting units of its subsidiaries.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2025			December 31, 2024
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,540	$775	$5,315	$4,507	$808
Credit card contract-related intangibles(2)	4,577	1,919	2,658	4,586	1,905	2,681
Other customer relationships	333	289	44	325	278	47
Present value of future profits	31	30	1	31	30	1
Indefinite-lived intangible assets	201	—	201	197	—	197
Intangible assets (excluding MSRs)	$10,457	$6,778	$3,679	$10,454	$6,720	$3,734
Mortgage servicing rights (MSRs)(3)	751	—	751	760	—	760
Total intangible assets	$11,208	$6,778	$4,430	$11,214	$6,720	$4,494

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2024	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at March 31, 2025
Purchased credit card relationships(1)	$808	$—	$(33)	$—	$—	$775
Credit card contract-related intangibles(2)	2,681	—	(23)	—	—	2,658
Other customer relationships	47	—	(5)	—	2	44
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	197	—	—	—	4	201
Intangible assets (excluding MSRs)	$3,734	$—	$(61)	$—	$6	$3,679
Mortgage servicing rights (MSRs)(3)	760					751
Total intangible assets	$4,494					$4,430

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	March 31,	December 31,
In millions of dollars	2025(1)	2024
Non-interest-bearing deposits in U.S. offices	$122,472	$123,338
Interest-bearing deposits in U.S. offices (including $1,534 and $1,262 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	562,628	551,547
Total deposits in U.S. offices(1)	$685,100	$674,885
Non-interest-bearing deposits in offices outside the U.S. (including $442 million and $383 million as of March 31, 2025 and December 31, 2024, respectively, at fair value)	$82,215	$84,349
Interest-bearing deposits in offices outside the U.S. (including $2,250 and $1,963 as of March 31, 2025 and December 31, 2024, respectively, at fair value)	549,095	525,224
Total deposits in offices outside the U.S.(1)	$631,310	$609,573
Total deposits	$1,316,410	$1,284,458

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2024, see Note 18 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

For additional information on Citi’s deposits, see Citi’s 2024 Form 10-K.

FDIC Special Assessment
Citi recorded $20 million and $251 million in Other operating expenses for the three months ended March 31, 2025 and 2024, respectively, related to the FDIC’s final rule implementing a special assessment to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank. The special assessment expenses are reflected in Corporate/Other in All Other.

18.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 19 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2025	December 31, 2024
Commercial paper
Bank(1)	$13,733	$15,127
Broker-dealer and other(2)	8,956	13,789
Total commercial paper	$22,689	$28,916
Other borrowings(3)	26,450	19,589
Total	$49,139	$48,505

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2025 and December 31, 2024, collateralized short-term advances from Federal Home Loan Banks were $5.0 billion and $5.0 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2025	December 31, 2024
Citigroup Inc.(1)	$168,440	$164,024
Bank(2)	34,466	35,470
Broker-dealer and other(3)	92,778	87,806
Total	$295,684	$287,300

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At March 31, 2025 and December 31, 2024, collateralized long-term advances from the Federal Home Loan Banks were $7.5 billion and $8.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at March 31, 2025 and December 31, 2024.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2025:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2025
Balance, December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	601	775	(136)	(71)	837	6	(1)	2,011
Increase (decrease) due to amounts reclassified from AOCI into earnings	(86)	4	143	45	12	1	—	119
Change, net of taxes	$515	$779	$7	$(26)	$849	$7	$(1)	$2,130
Balance at March 31, 2025	$(2,322)	$(342)	$(213)	$(5,653)	$(37,198)	$(45)	$51	$(45,722)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	176	(573)	232	30	(1,054)	8	21	(1,160)
Increase (decrease) due to amounts reclassified from AOCI	(76)	10	260	47	—	(10)	—	231
Change, net of taxes	$100	$(563)	$492	$77	$(1,054)	$(2)	$21	$(929)
Balance at March 31, 2024	$(3,644)	$(1,272)	$(914)	$(5,973)	$(33,939)	$(42)	$55	$(45,729)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 23.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s significant pension and postretirement plans, actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first quarter of 2025.
(4)Primarily reflects the movements in (by order of impact) the euro, Polish zloty, Japanese yen, Brazilian real, Chilean peso, British pound sterling and Singapore dollar against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2025. Primarily reflects the movements in (by order of impact) the Egyptian pound, Chilean peso, euro and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2024. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary in Mexico and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other Liabilities, for this insurance subsidiary was approximately $425 million and $546 million at March 31, 2025 and 2024, respectively.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2025
Balance, December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	744	(229)	515
Debt valuation adjustment (DVA)	1,000	(221)	779
Cash flow hedges	8	(1)	7
Benefit plans	(18)	(8)	(26)
Foreign currency translation adjustment (CTA)	764	85	849
Excluded component of fair value hedges	10	(3)	7
Long-duration insurance contracts	(2)	1	(1)
Change	$2,506	$(376)	$2,130
Balance at March 31, 2025	$(51,933)	$6,211	$(45,722)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	124	(24)	100
DVA	(750)	187	(563)
Cash flow hedges	650	(158)	492
Benefit plans	68	9	77
CTA	(1,089)	35	(1,054)
Excluded component of fair value hedges	(4)	2	(2)
Long-duration insurance contracts	32	(11)	21
Change	$(969)	$40	$(929)
Balance, March 31, 2024	$(53,391)	$7,662	$(45,729)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2025	2024
Realized (gains) losses on sales of investments	$(121)	$(115)
Gross impairment losses	3	14
Subtotal, pretax	$(118)	$(101)
Tax effect	32	25
Net realized (gains) losses on investments, after-tax(1)	$(86)	$(76)
Realized DVA (gains) losses on fair value option liabilities, pretax	$5	$13
Tax effect	(1)	(3)
Net realized DVA, after-tax	$4	$10
Interest rate contracts	$189	$342
Foreign exchange contracts	—	1
Subtotal, pretax	$189	$343
Tax effect	(46)	(83)
Amortization of cash flow hedges, after-tax(2)	$143	$260
Amortization of unrecognized:
Prior service cost (benefit)	$(4)	$(5)
Net actuarial loss	64	68
Curtailment/settlement impact(3)	—	—
Subtotal, pretax	$60	$63
Tax effect	(15)	(16)
Amortization of benefit plans, after-tax(3)	$45	$47
Excluded component of fair value hedges, pretax	$1	$(13)
Tax effect	—	3
Excluded component of fair value hedges, after-tax	$1	$(10)
Long-duration contracts, pretax	$—	$—
Tax effect	—	—
Long-duration contracts, after-tax	$—	$—
CTA, pretax	$12	$—
Tax effect	—	—
CTA, after-tax(4)	$12	$—
Total amounts reclassified out of AOCI, pretax	$149	$305
Total tax effect	(30)	(74)
Total amounts reclassified out of AOCI, after-tax	$119	$231

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of March 31, 2025	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	March 31, 2025	December 31, 2024
Series P(1)	April 24, 2015	May 15, 2025	5.950%	$1,000	2,000,000	$2,000	$2,000
Series T(2)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series V(3)	January 23, 2020	January 30, 2025	N/A	1,000	1,500,000	—	1,500
Series W(4)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(5)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(6)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(7)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(8)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(9)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(10)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(11)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(12)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(13)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	—
						$18,350	$17,850

(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2025, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. As previously announced, Citi will be redeeming Series P in its entirety on May 15, 2025.
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
(3)Citi redeemed Series V in its entirety on January 30, 2025.
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
(13)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, February 15, 2030, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series FF reset date and every five years thereafter equal to the five-year treasury rate plus 2.726%, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

21. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 23 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,809	$27,809	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	122,108	—	122,108	3,264	—	—	121	3,385
Non-agency-sponsored	63,748	—	63,748	3,706	—	323	—	4,029
Citi-administered asset-backed commercial paper conduits	18,285	18,285	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	2,592	—	2,592	1,077	—	—	—	1,077
Asset-based financing(5)	307,174	8,425	298,749	55,400	706	13,647	—	69,753
Municipal securities tender option bond trusts (TOBs)	1,516	1,516	—	—	—	—	—	—
Municipal investments	20,740	3	20,737	2,430	2,671	3,297	—	8,398
Client intermediation	377	78	299	11	—	—	51	62
Investment funds	850	14	836	4	34	105	—	143
Total	$565,199	$56,130	$509,069	$65,892	$3,411	$17,372	$172	$86,847

	As of December 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,746	$29,746	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	120,568	—	120,568	2,387	—	—	123	2,510
Non-agency-sponsored	62,378	—	62,378	3,479	—	566	—	4,045
Citi-administered asset-backed commercial paper conduits	21,306	21,306	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	3,920	—	3,920	2,019	—	—	—	2,019
Asset-based financing(5)	268,498	7,947	260,551	54,349	735	13,185	—	68,269
Municipal securities tender option bond trusts (TOBs)	935	935	—	—	—	—	—	—
Municipal investments	20,280	3	20,277	2,360	2,730	2,502	—	7,592
Client intermediation	387	81	306	20	—	—	49	69
Investment funds	641	21	620	4	18	98	—	120
Total	$528,659	$60,039	$468,620	$64,618	$3,483	$16,351	$172	$84,624

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s March 31, 2025 and December 31, 2024 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $82.6 billion and $45.5 billion in unconsolidated VIE assets and $875 million and $824 million in maximum exposure to loss as of March 31, 2025 and December 31, 2024, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of March 31, 2025 and December 31, 2024, the Company’s maximum exposure to loss related to these transactions was $8.4 billion and $8.1 billion, respectively (see Note 14 and Note 23 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 13 and 23);
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

	March 31,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$73	$65
Trading account assets	7,665	6,971
Investments	1,079	739
Loans, net of unearned income
Consumer	30,708	32,958
Corporate	18,726	21,492
Loans, net of unearned income	$49,434	$54,450
Allowance for credit losses on loans (ACLL)	(2,296)	(2,376)
Total loans, net	$47,138	$52,074
Other assets	175	190
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$56,130	$60,039

	March 31,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,319	$13,628
Long-term debt	5,277	5,271
Other liabilities	403	920
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$17,999	$19,819

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	March 31, 2025		December 31, 2024
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$323	$—	$566
Citi-administered asset-backed commercial paper conduits	—	—	—	—
Asset-based financing	—	13,647	—	13,185
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,297	—	2,502
Investment funds	—	105	—	98
Total funding commitments	$—	$17,372	$—	$16,351

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2025	December 31, 2024
Cash	$—	$—
Trading account assets	3.8	3.4
Investments	5.1	5.6
Total loans, net of allowance	59.7	58.4
Other	0.6	0.6
Total assets	$69.2	$68.0

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K. There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the three months ended March 31, 2025 and 2024.

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2025		2024
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.6	$1.3	$1.4	$1.0
Proceeds from new securitizations	1.7	1.3	1.5	1.0
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—	—
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $60.8 million for the three months ended March 31, 2025.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $36.5 million for the three months ended March 31, 2024.

	March 31, 2025			December 31, 2024
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$776	$918	$1,040	$783	$902	$1,058

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended March 31,
In billions of dollars, except liquidation losses in millions	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2025	Dec. 31, 2024	2025	2024
Securitized assets
Residential mortgages(1)	$31.1	$31.0	$0.3	$0.3	$—	$0.7
Commercial and other	31.1	31.1	—	—	—	—
Total	$62.2	$62.1	$0.3	$0.3	$—	$0.7

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of March 31, 2025.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized and the proceeds from new securitizations for the three months ended March 31, 2025 were $0.3 billion and $0.2 billion, respectively. The gains recognized on the securitization of consumer loans were $0.2 million for the three months ended March 31, 2025.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi’s U.S. consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 23 for the valuation of MSRs). The MSRs correspond to principal loan balances of $57 billion and $52 billion as of March 31, 2025 and 2024, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Servicing fees	$37	$32
Late fees	1	—
Total MSR fees	$38	$32

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three months ended March 31, 2025, Citi transferred agency securities with a fair value of approximately $7.0 billion to re-securitization entities, compared to approximately $4.4 billion for the three months ended March 31, 2024.

As of March 31, 2025, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.3 billion related to re-securitization transactions executed in 2025), compared to $1.6 billion as of December 31, 2024 (including $977 million related to re-securitization transactions executed in 2024), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2025 and December 31, 2024 were approximately $77.6 billion and $76.8 billion, respectively.
As of March 31, 2025 and December 31, 2024, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2025 and December 31, 2024, the commercial paper conduits administered by Citi had approximately $18.3 billion and $21.3 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $17.1 billion and $16.7 billion, respectively.
At March 31, 2025 and December 31, 2024, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 91 and 82 days, respectively.
The conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively. In the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2025 and December 31, 2024, the Company owned $4.7 billion and $6.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
The Company provides credit enhancement for certain non-customer trusts. At March 31, 2025 and December 31, 2024, $0.7 billion and $0.4 billion, respectively, of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.5 billion and $0.5 billion as of March 31, 2025 and December 31, 2024, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2025		December 31, 2024
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$63,412	$10,524	$61,322	$9,693
Corporate loans	50,809	25,220	45,542	21,009
Other (including investment funds, airlines and shipping)	184,528	34,009	153,687	37,567
Total	$298,749	$69,753	$260,551	$68,269

22.  DERIVATIVES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate contracts
Swaps	$358,870	$276,939	$19,205,497	$15,245,212
Futures and forwards	—	—	3,620,561	3,006,869
Written options	—	—	2,854,320	2,799,577
Purchased options	—	—	2,655,366	2,526,165
Total interest rate contracts	$358,870	$276,939	$28,335,744	$23,577,823
Foreign exchange contracts
Swaps	$36,361	$36,421	$8,218,569	$7,422,309
Futures, forwards and spot	56,490	55,671	5,437,700	4,028,135
Written options	—	—	1,183,154	1,022,109
Purchased options	—	—	1,187,801	1,013,884
Total foreign exchange contracts	$92,851	$92,092	$16,027,224	$13,486,437
Equity contracts
Swaps	$—	$—	$329,883	$323,751
Futures and forwards	—	—	74,426	73,437
Written options	—	—	783,385	581,659
Purchased options	—	—	625,986	436,702
Total equity contracts	$—	$—	$1,813,680	$1,415,549
Commodity and other contracts
Swaps	$—	$—	$80,760	$80,582
Futures and forwards	19,257	4,403	160,185	183,494
Written options	—	—	64,279	54,673
Purchased options	—	—	66,161	55,819
Total commodity and other contracts	$19,257	$4,403	$371,385	$374,568
Credit derivatives(1)
Protection sold	$—	$—	$533,380	$439,146
Protection purchased	—	—	626,695	531,429
Total credit derivatives	$—	$—	$1,160,075	$970,575
Total derivative notionals	$470,978	$373,434	$47,708,108	$39,824,952

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2025 and December 31, 2024. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at March 31, 2025	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$397	$134
Cleared	52	48
Interest rate contracts	$449	$182
Over-the-counter	$1,049	$677
Cleared	—	—
Foreign exchange contracts	$1,049	$677
Total derivatives instruments designated as ASC 815 hedges	$1,498	$859
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$92,334	$84,463
Cleared	66,590	66,358
Exchange traded	51	73
Interest rate contracts	$158,975	$150,894
Over-the-counter	$136,619	$127,735
Cleared	791	751
Exchange traded	10	13
Foreign exchange contracts	$137,420	$128,499
Over-the-counter	$21,321	$27,446
Cleared	—	—
Exchange traded	39,771	38,699
Equity contracts	$61,092	$66,145
Over-the-counter	$15,863	$17,343
Exchange traded	691	1,303
Commodity and other contracts	$16,554	$18,646
Over-the-counter	$6,922	$6,274
Cleared	2,130	1,945
Credit derivatives	$9,052	$8,219
Total derivatives instruments not designated as ASC 815 hedges	$383,093	$372,403
Total derivatives	$384,591	$373,262
Less: Netting agreements(3)	$(304,560)	$(304,560)
Less: Netting cash collateral received/paid(4)	(25,022)	(19,204)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$55,009	$49,498
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(2,332)	$(35)
Less: Non-cash collateral received/paid	(5,440)	(3,072)
Total net receivables/payables(5)	$47,237	$46,391

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $200 billion, $67 billion and $38 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $9 billion of derivative asset and $13 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

(1)The derivative fair values are also presented in Note 23.
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

For the three months ended March 31, 2025 and 2024, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2025	2024
Interest rate contracts	$4	$(36)
Foreign exchange	(89)	14
Total	$(85)	$(22)

Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2025		2024
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(414)	$—	$(604)
Foreign exchange hedges	9	—	(71)	—
Commodity hedges(2)	(274)	—	1,520	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(265)	$(414)	$1,449	$(604)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$419	$—	$620
Foreign exchange hedges	(9)	—	71	—
Commodity hedges(2)	274	—	(1,520)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$265	$419	$(1,449)	$620
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—
Foreign exchange hedges(3)	27	—	(29)	—
Commodity hedges(2)(4)	202	—	98	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$229	$—	$69	$—

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
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $10 million and $(4) million for the three months ended March 31, 2025 and 2024, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended March 31, 2025 includes gain (loss) of approximately $170 million and $32 million under the mark-to-market approach and amortization approach, respectively. The quarter ended March 31, 2024 includes gain (loss) of approximately $93 million and $5 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2025 and December 31, 2024, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2025
Debt securities AFS—specifically hedged(2)	$40,178	$111	$(2)
Debt securities AFS—portfolio-layer method(2)(3)	34,047	206	(78)
Consumer loans—portfolio-layer method(4)	53,345	231	—
Corporate loans—portfolio-layer method(5)	3,733	20	(39)
Long-term debt	152,782	45	(4,314)
As of December 31, 2024
Debt securities AFS—specifically hedged(2)	$55,786	$(348)	$(100)
Debt securities AFS—portfolio-layer method(2)(3)	28,554	(193)	(67)
Consumer loans—portfolio-layer method(4)	53,700	(224)	—
Corporate loans—portfolio-layer method(5)	4,269	(72)	(12)
Long-term debt	147,910	(1,051)	(4,499)

(1)Excludes physical commodities inventories with a carrying value of approximately $20.1 billion and $11.4 billion as of March 31, 2025 and December 31, 2024, respectively, which includes cumulative basis adjustments of approximately $0.2 billion and $0.8 billion, respectively, for active hedges.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $27.7 billion and $12.9 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2025 and December 31, 2024, respectively.
(4)    The Company designated approximately $19.6 billion and $17.0 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2025 and December 31, 2024, respectively.
(5)    The Company designated approximately $2.6 billion and $3.0 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2025 and December 31, 2024, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2025		2024
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(181)		$306
Foreign exchange contracts	—		1
Total gain (loss) recognized in AOCI	$(181)		$307
	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(189)	$—	$(342)
Foreign exchange contracts	—	—	(1)	—
Total gain (loss) reclassified from AOCI into earnings	$—	$(189)	$(1)	$(342)
Net pretax change in cash flow hedges included within AOCI		$8		$650

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2025 is approximately $(0.3) billion. The maximum length of time over which forecasted cash flows are hedged is 13 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 19.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(581) million and $192 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by reference entity and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,343	$7,317	$574,949	$522,262
Total return swaps and other	1,709	902	51,746	11,118
Total by instrument	$9,052	$8,219	$626,695	$533,380
By rating of reference entity
Investment grade	$4,052	$3,730	$415,533	$355,050
Non-investment grade	5,000	4,489	211,162	178,330
Total by rating of reference entity	$9,052	$8,219	$626,695	$533,380
By maturity
Within 1 year	$1,032	$1,340	$158,726	$144,474
From 1 to 5 years	5,795	5,242	371,428	309,060
After 5 years	2,225	1,637	96,541	79,846
Total by maturity	$9,052	$8,219	$626,695	$533,380

(1)The fair value amount receivable is composed of $3,788 million under protection purchased and $5,264 million under protection sold.
(2)The fair value amount payable is composed of $6,249 million under protection purchased and $1,970 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,765	$6,545	$486,901	$431,005
Total return swaps and other	1,950	708	44,528	8,141
Total by instrument	$8,715	$7,253	$531,429	$439,146
By rating of reference entity
Investment grade	$4,578	$3,450	$405,271	$350,124
Non-investment grade	4,137	3,803	126,158	89,022
Total by rating of reference entity	$8,715	$7,253	$531,429	$439,146
By maturity
Within 1 year	$1,606	$1,166	$140,541	$118,885
From 1 to 5 years	5,625	4,906	342,608	295,503
After 5 years	1,484	1,181	48,280	24,758
Total by maturity	$8,715	$7,253	$531,429	$439,146

(1)    The fair value amount receivable is composed of $3,864 million under protection purchased and $4,851 million under protection sold.
(2)    The fair value amount payable is composed of $5,403 million under protection purchased and $1,850 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2025 and December 31, 2024 was $13 billion and $15 billion, respectively. The Company posted $11 billion and $13 billion as collateral for this exposure in the normal course of business as of March 31, 2025 and December 31, 2024, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2025, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in an amount of approximately $9 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.0 billion and $6.2 billion as of March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, the fair value of these previously derecognized assets was $5.5 billion. The fair value of the total return swaps as of March 31, 2025 was $106.1 million recorded as gross derivative assets and $182.3 million recorded as gross derivative liabilities. At December 31, 2024, the fair value of these previously derecognized assets was $5.8 billion, and the fair value of the total return swaps was $179 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

This page intentionally left blank.

23.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Note 26 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at March 31, 2025 and December 31, 2024:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2025	December 31, 2024
Counterparty CVA	$(573)	$(561)
Asset FVA	(537)	(539)
Citigroup (own credit) CVA	392	346
Liability FVA	215	209
Total CVA and FVA—derivative instruments	$(503)	$(545)
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

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2025	2024
Counterparty CVA	$(24)	$8
Asset FVA	37	84
Own credit CVA	46	(52)
Liability FVA	5	(57)
Total CVA and FVA—derivative instruments	$64	$(17)
DVA related to own FVO liabilities(1)	$1,000	$(750)
Total CVA, DVA and FVA	$1,064	$(767)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$459,861	$153	$460,014	$(195,140)	$264,874
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	78,870	614	79,484	—	79,484
Residential	—	667	118	785	—	785
Commercial	—	899	87	986	—	986
Total trading mortgage-backed securities	$—	$80,436	$819	$81,255	$—	$81,255
U.S. Treasury and federal agency securities	$131,572	$1,355	$—	$132,927	$—	$132,927
State and municipal	—	171	1	172	—	172
Foreign government	67,902	48,367	3	116,272	—	116,272
Corporate	2,151	19,656	250	22,057	—	22,057
Equity securities	66,974	8,131	227	75,332	—	75,332
Asset-backed securities	—	1,763	220	1,983	—	1,983
Other trading assets	—	33,102	468	33,570	—	33,570
Total trading non-derivative assets	$268,599	$192,981	$1,988	$463,568	$—	$463,568
Trading derivatives
Interest rate contracts	$55	$157,998	$1,371	$159,424
Foreign exchange contracts	—	137,777	692	138,469
Equity contracts	107	59,864	1,121	61,092
Commodity contracts	—	15,617	937	16,554
Credit derivatives	—	8,415	637	9,052
Total trading derivatives—before netting and collateral	$162	$379,671	$4,758	$384,591
Netting agreements					$(304,560)
Netting of cash collateral received					(25,022)
Total trading derivatives—after netting and collateral	$162	$379,671	$4,758	$384,591	$(329,582)	$55,009
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$34,851	$32	$34,883	$—	$34,883
Residential	—	738	10	748	—	748
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$35,590	$42	$35,632	$—	$35,632
U.S. Treasury and federal agency securities	$33,952	$—	$—	$33,952	$—	$33,952
State and municipal	—	1,236	435	1,671	—	1,671
Foreign government	69,937	72,777	9	142,723	—	142,723
Corporate	3,686	1,642	194	5,522	—	5,522
Marketable equity securities	118	9	6	133	—	133
Asset-backed securities	—	933	—	933	—	933
Other debt securities	—	4,746	1	4,747	—	4,747
Non-marketable equity securities(2)	—	—	414	414	—	414
Total investments	$107,693	$116,933	$1,101	$225,727	$—	$225,727

Table continues on the next page.

In millions of dollars at March 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,847	$318	$8,165	$—	$8,165
Mortgage servicing rights	—	—	751	751	—	751
Other financial assets	$7,780	$9,365	$13	$17,158	$—	$17,158
Total assets	$384,234	$1,166,658	$9,082	$1,559,974	$(524,722)	$1,035,252
Total as a percentage of gross assets(3)	24.6%	74.8%	0.6%
Liabilities
Deposits	$—	$4,179	$47	$4,226	$—	$4,226
Securities loaned and sold under agreements to repurchase	—	300,803	798	301,601	(141,778)	159,823
Trading account liabilities
Securities sold, not yet purchased	84,876	14,270	29	99,175	—	99,175
Other trading liabilities	—	15	—	15	—	15
Total trading account liabilities	$84,876	$14,285	$29	$99,190	$—	$99,190
Trading derivatives
Interest rate contracts	$42	$149,026	$2,008	$151,076
Foreign exchange contracts	—	128,665	511	129,176
Equity contracts	42	62,777	3,326	66,145
Commodity contracts	—	18,034	612	18,646
Credit derivatives	—	7,610	609	8,219
Total trading derivatives—before netting and collateral	$84	$366,112	$7,066	$373,262
Netting agreements					$(304,560)
Netting of cash collateral paid					(19,204)
Total trading derivatives—after netting and collateral	$84	$366,112	$7,066	$373,262	$(323,764)	$49,498
Short-term borrowings	$—	$17,900	$721	$18,621	$—	$18,621
Long-term debt	—	95,807	21,441	117,248	—	117,248
Other financial liabilities	$6,817	$152	$1	$6,970	$—	$6,970
Total liabilities	$91,777	$799,238	$30,103	$921,118	$(465,542)	$455,576
Total as a percentage of gross liabilities(3)	10.0%	86.8%	3.2%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $29 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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
(2)Amounts exclude $23 million of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(3)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2025 and 2024. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2025
Assets
Securities borrowed and purchased under agreements to resell	$128	$6	$—	$—	$(84)	$150	$—	$—	$(47)	$153	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	301	23	—	156	(36)	320	—	(150)	—	614	25
Residential	67	1	—	11	(12)	60	—	(9)	—	118	—
Commercial	36	(4)	—	21	(9)	43	—	—	—	87	(3)
Total trading mortgage-backed securities	$404	$20	$—	$188	$(57)	$423	$—	$(159)	$—	$819	$22
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
State and municipal	11	1	—	—	(11)	—	—	—	—	1	—
Foreign government	15	1	—	—	(6)	—	—	(7)	—	3	1
Corporate	269	(16)	—	17	(60)	93	—	(53)	—	250	(6)
Marketable equity securities	166	5	—	22	(2)	71	—	(35)	—	227	29
Asset-backed securities	178	(9)	—	10	(5)	97	—	(51)	—	220	(6)
Other trading assets	333	79	—	44	(8)	54	12	(38)	(8)	468	92
Total trading non-derivative assets	$1,377	$81	$—	$281	$(150)	$738	$12	$(343)	$(8)	$1,988	$132
Trading derivatives, net(4)
Interest rate contracts	$(330)	$(232)	$—	$(14)	$(98)	$(9)	$3	$(9)	$52	$(637)	$(321)
Foreign exchange contracts	185	(74)	—	62	50	41	—	(59)	(24)	181	(137)
Equity contracts	(1,688)	135	—	(148)	133	(914)	—	(21)	298	(2,205)	44
Commodity contracts	404	97	—	(23)	116	(126)	—	(4)	(139)	325	104
Credit derivatives	104	(78)	—	10	82	(96)	—	—	6	28	60
Total trading derivatives, net(4)	$(1,325)	$(152)	$—	$(113)	$283	$(1,104)	$3	$(93)	$193	$(2,308)	$(250)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$36	$—	$(1)	$—	$(3)	$—	$—	$—	$—	$32	$(1)
Residential	28	—	—	—	(5)	—	—	(13)	—	10	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$64	$—	$(1)	$—	$(8)	$—	$—	$(13)	$—	$42	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	428	—	4	22	(13)	248	—	(254)	—	435	5
Foreign government	12	—	(1)	—	(2)	—	—	—	—	9	(1)
Corporate	146	—	9	—	(32)	97	—	(26)	—	194	8
Marketable equity securities	14	—	(8)	—	—	—	—	—	—	6	(2)
Asset-backed securities	2	—	—	—	(2)	—	—	—	—	—	—
Other debt securities	6	—	—	—	—	1	—	(6)	—	1	—
Non-marketable equity securities	404	—	5	—	—	12	—	(7)	—	414	5
Total investments	$1,076	$—	$8	$22	$(57)	$358	$—	$(306)	$—	$1,101	$14
Loans	$262	$—	$77	$—	$(2)	$—	$4	$—	$(23)	$318	$82
Mortgage servicing rights	760	—	(15)	—	—	—	25	—	(19)	751	(16)
Other financial assets	15	—	—	—	—	1	11	—	(14)	13	—
Liabilities
Deposits	$39	$—	$—	$—	$—	$—	$19	$—	$(11)	$47	$(6)
Securities loaned and sold under agreements to repurchase	390	3	—	—	—	732	—	—	(321)	798	2
Trading account liabilities
Securities sold, not yet purchased	28	29	—	2	(5)	57	—	—	(24)	29	10
Other trading liabilities	—	1	—	—	(2)	25	—	—	(22)	—	—
Short-term borrowings	297	9	—	14	(35)	—	573	—	(119)	721	8
Long-term debt	21,100	51	—	612	(841)	—	1,284	—	(663)	21,441	71
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	1	—	—	1	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(5)	$—	$—	$—	$45	$—	$—	$(47)	$132	$(4)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(39)	—	79	(154)	200	—	(136)	—	531	(33)
Residential	116	2	—	36	(35)	313	—	(262)	—	170	2
Commercial	202	14	—	13	(67)	97	—	(100)	—	159	4
Total trading mortgage-backed securities	$899	$(23)	$—	$128	$(256)	$610	$—	$(498)	$—	$860	$(27)
U.S. Treasury and federal agency securities	$7	$4	$—	$—	$(1)	$—	$—	$—	$(10)	$—	$—
State and municipal	3	—	—	—	—	—	—	(2)	—	1	—
Foreign government	54	—	—	12	(40)	125	—	(38)	—	113	2
Corporate	500	73	—	13	(208)	260	—	(166)	(8)	464	68
Marketable equity securities	292	18	—	29	(23)	31	—	(115)	—	232	10
Asset-backed securities	531	3	—	15	(118)	136	—	(197)	—	370	(39)
Other trading assets	833	67	—	57	(68)	75	4	(215)	(1)	752	46
Total trading non-derivative assets	$3,119	$142	$—	$254	$(714)	$1,237	$4	$(1,231)	$(19)	$2,792	$60
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(485)	$—	$31	$(29)	$(27)	$6	$3	$224	$(1,362)	$(580)
Foreign exchange contracts	295	(46)	—	2	93	694	—	(22)	(681)	335	(147)
Equity contracts	(1,634)	(349)	—	(144)	213	(270)	—	(1)	(37)	(2,222)	383
Commodity contracts	279	82	—	31	(6)	10	—	(11)	(43)	342	143
Credit derivatives	(73)	59	—	(3)	(31)	8	—	—	3	(37)	(63)
Total trading derivatives, net(4)	$(2,218)	$(739)	$—	$(83)	$240	$415	$6	$(31)	$(534)	$(2,944)	$(264)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$(3)	$—	$—	$3	$—	$(48)	$—	$27	$(3)
Residential	116	—	(1)	—	(90)	—	—	—	—	25	(1)
Total investment mortgage-backed securities	$191	$—	$(4)	$—	$(90)	$3	$—	$(48)	$—	$52	$(4)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(26)	—	(1)	—	—	(36)	—	479	(28)
Foreign government	194	—	(8)	6	(168)	36	—	(36)	—	24	—
Corporate	362	—	—	30	(28)	41	—	(17)	—	388	6
Marketable equity securities	27	—	(19)	—	—	—	—	—	—	8	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	483	—	(5)	—	—	39	—	(29)	—	488	(11)
Total investments	$1,799	$—	$(62)	$36	$(287)	$119	$—	$(166)	$—	$1,439	$(37)
Loans	$427	$—	$(29)	$663	$(40)	$—	$104	$—	$(68)	$1,057	$(6)
Mortgage servicing rights	691	—	12	—	—	—	17	—	(18)	702	18
Other financial assets	30	—	(1)	—	—	3	13	—	(14)	31	(1)
Liabilities
Deposits	$29	$—	$3	$46	$(1)	$—	$5	$—	$(4)	$72	$3
Securities loaned and sold under agreements to repurchase	390	—	—	—	—	254	—	—	(318)	326	—
Trading account liabilities
Securities sold, not yet purchased	35	(6)	—	1	(2)	87	—	—	(22)	105	(5)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(94)	—	11	(38)	1	34	—	—	583	(64)
Long-term debt	38,380	595	—	1,358	(840)	—	3,590	—	(1,529)	40,364	619
Other financial liabilities	6	—	—	—	—	—	3	—	(6)	3	—
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

Level 3 Fair Value Transfers
There were no significant Level 3 transfers for the period from December 31, 2024 to March 31, 2025.

The following were the significant Level 3 transfers for the period from December 31, 2023 to March 31, 2024:

During the three months ended March 31, 2024, transfers of Long-term debt were $1.4 billion from Level 2 to Level 3. Of the $1.4 billion transfer, approximately $0.9 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.4 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $0.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three months ended March 31, 2024.

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

As of March 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$153	Model-based	IR Normal volatility	0.66%	1.29%	0.80%
			Interest rate	3.38%	3.38%	3.38%
Mortgage-backed securities	$469	Yield analysis	Yield	4.73%	16.46%	7.49%
	391	Price-based	Price	$0.72	$100.00	$35.89
State and municipal, foreign government, corporate and other debt securities	$843	Price-based	Price	$—	$237.78	$102.92
	398	Model-based	Yield	4.00%	10.40%	9.68%
			WAL	3.48 years	8.57 years	7.35 years
			Equity forward	72.95%	313.69%	106.14%
			Equity volatility	0.05%	281.22%	33.27%
			Credit spread	216.50 bps	550.00 bps	400.57 bps
Marketable equity securities(5)	$191	Price-based	Price	$—	$13,549.21	$207.84
	24	Model-based	WAL	2.15 years	2.15 years	2.15 years
			Recovery rate	6.76%	6.76%	6.76%
Asset-backed securities	$153	Price-based	Price	$5.82	$129.79	$82.25
	67	Yield analysis	Yield	5.73%	21.02%	9.91%
Non-marketable equities	$243	Comparables analysis	Illiquidity discount	7.40%	33.00%	16.19%
			Revenue multiple	3.80x	13.13x	11.46x
			EBITDA multiple	17.80x	17.80x	17.80x
	102	Model-based	Discount rate	9.75%	17.50%	13.44%
	60	Price-based	Price	$0.37	$3,088.78	$599.95
Derivatives—gross(6)
Interest rate contracts (gross)	$3,372	Model-based	IR normal volatility	0.04%	3.00%	0.86%
			Yield	1.65%	14.60%	4.34%
			Equity volatility	0.05%	281.22%	31.74%
			Inflation volatility	0.20%	6.40%	2.19%
Foreign exchange contracts (gross)	$1,195	Model-based	IR normal volatility	0.44%	1.29%	0.69%
			Yield	1.65%	14.60%	5.55%
			FX volatility	4.61%	19.00%	9.11%
Equity contracts (gross)(7)	$4,379	Model-based	Equity volatility	0.05%	281.22%	42.00%
			Equity forward	72.95%	313.69%	106.49%
			Equity-FX correlation	(95.00)%	70.00%	(8.32)%
			Equity-Equity correlation	(36.22)%	99.00%	73.27%
			WAL	2.15 years	2.15 years	2.15 years
			Recovery rate	6.76%	6.76%	6.76%
Commodity and other contracts (gross)	$1,519	Model-based	Forward price	1.84%	194.74%	110.07%
			Commodity volatility	12.50%	223.37%	47.99%
Credit derivatives (gross)	$742	Model-based	Credit spread	5.00 bps	628.71 bps	114.68 bps
			Recovery rate	20.00%	40.00%	37.29%
	466	Price-based	Price	$43.71	$124.27	$90.49

As of March 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Upfront points	3.28%	99.86%	52.17%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$0.11	$105.35	$90.06
Loans and leases	$229	Model-based	Equity volatility	42.52%	45.43%	43.49%
			Forward price	1.98%	176.30%	100.63%
	89	Price-based	Price	$—	$100.15	$83.59
Mortgage servicing rights	$657	Cash flow	WAL	3.48 years	8.57 years	7.34 years
	86	Model-based	Yield	0.10%	12.00%	6.73%
Liabilities
Interest-bearing deposits	$47	Model-based	Forward price	100.00%	100.00%	100.00%
			Price	$98.92	$124.27	$107.60
Securities loaned and sold under agreements to repurchase	$798	Model-based	Interest rate	3.91%	4.59%	4.20%
			IR Normal volatility	0.66%	1.29%	0.80%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$28	Price-based	Price	$—	$13,549.21	$45.23
			FX volatility	4.61%	19.00%	9.17%
Short-term borrowings and long-term debt	$21,977	Model-based	IR normal volatility	0.04%	3.00%	0.82%
			Equity volatility	0.05%	281.22%	33.08%
			IR-FX correlation	(35.00)%	60.00%	46.86%
			Equity-IR correlation	(30.00)%	60.00%	31.05%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$128	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.81%	3.81%	3.81%
Mortgage-backed securities	$230	Yield analysis	Yield	5.24%	18.43%	9.25%
	214	Price-based	Price	$0.01	$99.81	$35.24
State and municipal, foreign government, corporate and other debt securities	$560	Price-based	Price	$—	$173.20	$98.52
	489	Model-based	Credit spread	35 bps	550 bps	277 bps
			Yield	4.20%	10.60%	9.88%
	140	Cash flow	WAL	3.59 years	8.82 years	7.57 years
Marketable equity securities(5)	$131	Price-based	Price	$—	$14,382.07	$442.64
	22	Model-based	WAL	2.40 years	2.40 years	2.40 years
			Recovery (in millions)	$8,628	$8,628	$8,628
Asset-backed securities	$132	Price-based	Price	$3.46	$132.54	$74.86
	47	Yield analysis	Yield	5.85%	12.76%	8.07%
Non-marketable equities	$222	Comparables analysis	Illiquidity discount	7.40%	33.00%	16.47%
			Revenue multiple	4.50x	16.31x	11.97x
			EBITDA multiples	16.20x	16.20x	16.20x
	81	Price-based	Price	$0.54	$2,960.96	$432.84
	50	Cash flow	Discount rate	9.75%	17.50%	13.28%
	50	Model-based
Derivatives—gross(6)

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Interest rate contracts (gross)	$3,574	Model-based	IR normal volatility	0.16%	20.00%	2.18%
			Yield	1.69%	46.32%	5.64%
			Equity forward	71.78%	334.29%	106.48%
Foreign exchange contracts (gross)	$1,247	Model-based	IR normal volatility	0.67%	1.13%	0.93%
			IR basis	(7.50)%	64.75%	5.01%
			FX volatility	3.33%	27.64%	12.55%
			Yield	1.69%	46.32%	9.26%
Equity contracts (gross)(7)	$4,345	Model-based	Equity volatility	—%	145.41%	32.89%
			Equity forward	71.78%	334.29%	105.90%
			Equity-FX correlation	(93.33)%	70.00%	(14.52)%
			Equity-Equity correlation	(36.22)%	99.00%	72.43%
Commodity and other contracts (gross)	$1,716	Model-based	Forward price	1.84%	244.41%	115.84%
			Commodity volatility	7.14%	285.61%	35.86%
Credit derivatives (gross)	$869	Model-based	Recovery rate	20.00%	72.00%	41.54%
			Credit spread	5.00 bps	747.27 bps	100.50 bps
			Credit spread volatility	29.85%	81.44%	67.58%
	468	Price-based	Price	$43.71	$103.53	$85.76
			Upfront points	(6.25)%	110.52%	43.93%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$91.12	$104.49	$100.04
Loans and leases	$177	Model-based	Equity volatility	35.42%	41.94%	37.21%
			Forward price	1.84%	244.41%	102.92%
	82	Price-based	Price	$73.88	$99.25	$85.09
Mortgage servicing rights	$671	Cash flow	WAL	3.59 years	8.82 years	7.57 years
	84	Model-based	Yield	0.30%	12.00%	6.82%
Liabilities
Interest-bearing deposits	$39	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	4.25%	4.85%	4.28%
			IR normal volatility	0.67%	1.13%	0.93%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$27	Price-based	Price	$—	$14,382.07	$91.47
Short-term borrowings and long-term debt	$20,883	Model-based	IR normal volatility	0.04%	20.00%	1.54%
			Equity volatility	—%	145.41%	19.81%
			Equity-IR correlation	(34.00)%	60.00%	27.29%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2025
Loans HFS(1)	$622	$429	$193
Other real estate owned	1	—	1
Loans(2)	401	—	401
Non-marketable equity securities measured using the measurement alternative	103	—	103
Total assets at fair value on a nonrecurring basis	$1,127	$429	$698

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2024
Loans HFS(1)	$684	$413	$271
Other real estate owned	1	—	1
Loans(2)	353	—	353
Non-marketable equity securities measured using the measurement alternative	184	—	184
Total assets at fair value on a nonrecurring basis	$1,222	$413	$809

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

As of March 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$193	Price-based	Price	$79.11	$100.00	$95.46
Loans(5)	$401	Recovery analysis	Appraised value(4)	$10,000	$94,813,103	$58,847,126
Non-marketable equity securities measured using the measurement alternative	$63	Price-based	Price	$8.73	$203.98	$136.46
	38	Comparable analysis	Equity volatility	47.88%	108.57%	74.57%
			Revenue multiple	3.28x	6.00x	5.34x

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$271	Price-based	Price	$—	$101.00	$96.61
Loans(5)	$353	Recovery analysis	Appraised value(4)	$10,000	$104,049,422	$58,636,070
Non-marketable equity securities measured using the measurement alternative	$136	Price-based	Price	$1.50	$2,961.00	$258.00
	29	Comparable analysis	Revenue multiple	3.80x	9.19x	6.67x
	19	Recovery analysis	Appraised value(4)	$503,332	$7,220,000	$4,309,976

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended March 31,
In millions of dollars	2025	2024
Loans HFS	$(21)	$(82)
Other real estate owned	—	—
Loans(1)	(37)	(34)
Non-marketable equity securities measured using the measurement alternative	(44)	32
Total nonrecurring fair value gains (losses)	$(102)	$(84)

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

	March 31, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$225.6	$210.5	$101.4	$106.9	$2.2
Securities borrowed and purchased under agreements to resell	125.3	125.3	—	125.3	—
Loans(2)(3)	674.9	684.5	—	—	684.5
Other financial assets(3)(4)	400.2	400.2	289.3	19.1	91.8
Liabilities
Deposits	$1,312.2	$1,312.2	$—	$1,312.2	$—
Securities loaned and sold under agreements to repurchase	244.1	244.1	—	244.1	—
Long-term debt(5)	178.4	181.2	—	176.1	5.1
Other financial liabilities(6)	145.4	145.4	—	28.8	116.6

	December 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$247.6	$229.8	$120.2	$107.4	$2.2
Securities borrowed and purchased under agreements to resell	133.2	133.2	—	133.2	—
Loans(2)(3)	667.6	673.5	—	—	673.5
Other financial assets(3)(4)	362.2	362.2	260.6	15.9	85.7
Liabilities
Deposits	$1,280.9	$1,280.9	$—	$1,280.9	$—
Securities loaned and sold under agreements to repurchase	205.6	205.6	—	205.6	—
Long-term debt(5)	174.5	178.0	—	162.1	15.9
Other financial liabilities(6)	137.7	137.7	—	34.7	103.0

(1)Includes $5.2 billion and $5.2 billion of non-marketable equity securities carried at cost at March 31, 2025 and December 31, 2024, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $18.7 billion for March 31, 2025 and $18.6 billion for December 31, 2024. In addition, the carrying values exclude $0.3 billion and $0.3 billion of lease finance receivables at March 31, 2025 and December 31, 2024, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2025 and December 31, 2024 were off-balance sheet liabilities of $10.9 billion and $13.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2025	2024
Assets
Securities borrowed and purchased under agreements to resell	$8	$(53)
Trading account assets	20	7
Loans
Corporate loans	38	1,218
Consumer loans	6	(8)
Total loans	$44	$1,210
Other assets
MSRs	$(15)	$12
Mortgage loans HFS(1)	15	1
Total other assets	$—	$13
Total assets	$72	$1,177
Liabilities
Deposits	$(45)	$(42)
Securities loaned and sold under agreements to repurchase	19	36
Trading account liabilities	(182)	(71)
Short-term borrowings(2)	(511)	(302)
Long-term debt(2)	(253)	(1,928)
Total liabilities	$(972)	$(2,307)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $1,000 million and a loss of $(750) million for the three months ended March 31, 2025 and 2024, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	March 31, 2025		December 31, 2024
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$5,055	$8,165	$5,025	$8,040
Aggregate unpaid principal balance in excess of (less than) fair value	173	(76)	137	(55)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $207 million and $280 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2025 and December 31, 2024, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2025 and 2024 due to instrument-specific credit risk were a gain of $24 million and a loss of $(16) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2025	December 31, 2024
Carrying amount reported on the Consolidated Balance Sheet	$602	$692
Aggregate fair value in excess of (less than) unpaid principal balance	17	4
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2025 and 2024 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	March 31, 2025	December 31, 2024
Interest rate linked	$61.1	$58.0
Foreign exchange linked	0.1	0.1
Equity linked	43.6	41.8
Commodity linked	7.1	6.9
Credit linked	5.4	5.9
Total	$117.3	$112.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	March 31, 2025	December 31, 2024
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$117,248	$112,719
Aggregate unpaid principal balance in excess of (less than) fair value	233	(1,943)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$18,621	$12,484
Aggregate unpaid principal balance in excess of (less than) fair value	(548)	(87)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at March 31, 2025 and December 31, 2024.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at March 31, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.4	$63.5	$78.9	$500
Performance guarantees	4.4	5.8	10.2	29
Derivative instruments considered to be guarantees	21.8	25.9	47.7	372
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	113.5	—	113.5	—
Card merchant processing(2)	79.5	—	79.5	—
Credit card arrangements with partners(3)	0.7	21.0	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	4.8	—	4.8	—
Other(4)(5)	—	8.4	8.4	73
Total	$240.1	$125.6	$365.7	$976

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.5	$63.5	$79.0	$546
Performance guarantees	4.2	5.8	10.0	27
Derivative instruments considered to be guarantees	15.8	27.3	43.1	332
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	96.3	—	96.3	—
Card merchant processing(2)	124.3	—	124.3	—
Credit card arrangements with partners(3)	0.2	21.5	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	139.5	—	139.5	—
Other(4)(5)	0.1	8.4	8.5	57
Total	$395.9	$127.5	$523.4	$964

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At March 31, 2025 and December 31, 2024, this maximum potential exposure was estimated to be approximately $80 billion and $124 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. As such, any losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial. See “Card Merchant Processing” below.
(3)Includes additional guarantees entered into as part of the extension and amendment of the American Airlines co-branded credit card partnership agreement, executed in December 2024. See “Credit Card Arrangements with Partners” in Note 28 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K. Citi believes that the maximum exposure is not representative of actual potential loss exposure based on historical and expected future performance of the portfolio.
(4)Includes guarantees of subsidiaries.
(5)In the fourth quarter of 2024, the Company entered into an agreement that indemnifies certain subsidiaries of the Company against certain matters related to the business operated by the Company through other subsidiaries, including certain existing, as well as potential future, legal proceedings, including tax matters. Certain of such indemnification obligations have no stated expiration date and are not subject to specific limitations on the maximum potential amount of future payments that the Company could be required to make. The Company is not able to estimate the maximum potential amount of future payments to be made under this agreement because the triggering events are not predictable.

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $13 million and $12 million at March 31, 2025 and December 31, 2024, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Carrying Value—Guarantees and Indemnifications
At March 31, 2025 and December 31, 2024, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.0 billion and $1.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $53.1 billion and $49.0 billion at March 31, 2025 and December 31, 2024, respectively. Securities and other marketable assets held as collateral amounted to $77.5 billion and $62.5 billion at March 31, 2025 and December 31, 2024, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $2.8 billion and $3.1 billion at March 31, 2025 and December 31, 2024, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$59.7	$19.0	$0.2	$78.9
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$59.7	$27.4	$1.2	$88.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.2	$15.6	$0.2	$79.0
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$63.2	$24.0	$1.2	$88.4

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	March 31, 2025	December 31, 2024
Commercial and similar letters of credit	$494	$3,202	$3,696	$4,031
One- to four-family residential mortgages	670	531	1,201	967
Revolving open-end loans secured by one- to four-family residential properties	5,220	35	5,255	5,271
Commercial real estate, construction and land development	11,641	1,981	13,622	14,107
Credit card lines	626,256	60,483	686,739	676,749
Commercial and other consumer loan commitments	214,697	108,307	323,004	325,329
Other commitments and contingencies(2)	5,085	75	5,160	4,908
Total	$864,063	$174,614	$1,038,677	$1,031,362

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

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of March 31, 2025 and December 31, 2024, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2025 and December 31, 2024, Citi had approximately $177.1 billion and $117.7 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $174.5 billion and $126.8 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2025	December 31, 2024
Cash and due from banks	$3,159	$3,325
Deposits with banks, net of allowance	16,896	16,217
Total	$20,055	$19,542

In addition to the restricted cash amounts presented above, at March 31, 2025 and December 31, 2024, approximately $9.0 billion and $7.2 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately six years as of March 31, 2025.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	March 31, 2025	December 31, 2024
ROU asset	$2,805	$2,836
Lease liability	2,969	3,013

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.
At March 31, 2025, the Company had a future lease commitment scheduled to commence in April 2025 with fixed lease payments (undiscounted) totaling approximately $255 million over a 15-year lease term.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 30 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At March 31, 2025, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 30 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Foreign Exchange Matters
On April 1 and 2, 2025, in PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, the U.K. Supreme Court held a hearing on the defendants’ appeal of the Court of Appeal’s November 9, 2023 decision on certification. Additional information concerning this action is publicly available in court filings under the docket numbers 1329/7/7/19 and 1336/7/7/19 in the U.K. Competition Appeal Tribunal, CA-2022-002002 and CA-2022-002003 in the Court of Appeal, and UKSC 2023/0177 in the U.K. Supreme Court.
On May 5, 2025, in J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, plaintiffs moved for court approval of a settlement with Citibank and other defendants. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.

Greek Pension Claims
On March 26, 2025, in GLYKAS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, on April 15, 2025, in AGGELAKIS CHRISTOS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, and on April 28, 2025, in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, the Athens Court of Appeal dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under the docket numbers 4717/2020 and 1544/2025, 4716/2020 and 1967/2025, and 2096/2025 in the Athens Court of Appeal.

Interbank Offered Rates-Related Litigation and Other Matters
On January 22, 2025, in MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., the United States Court of Appeals for the Ninth Circuit denied plaintiffs’ petition for rehearing en banc. Additional information concerning this action is publicly available in court filings under the docket numbers 20-CV-5832 (N.D. Cal.) (Donato, J.) and 23-3458 (9th Cir.).

Interest Rate Swap Litigation
On February 14, 2025, the district court scheduled a fairness hearing for the class action settlement to be held on July 16, 2025. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.) and 24-81 (2d Cir.).

Parmalat Litigation
On March 18, 2025, the Italian Supreme Court issued a decision rejecting Parmalat’s €1.8 billion damages claim. Additional information concerning this action is publicly available in court filings under the docket numbers 1009/2018, 20598/2019 and 7255/2025.

Variable Rate Demand Obligation Litigation
On April 7, 2025, the United States Court of Appeals for the Second Circuit heard oral argument on defendants’ Rule 23(f) appeal from the district court’s order granting class certification. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.), 23-7328 (2d Cir.), and 24-297 (2d Cir.).
On April 4, 2025, in STATE OF NEW YORK EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., the court granted in part and denied in part defendants’ and plaintiff-relator’s cross-motions for summary judgment. Defendants filed notices of appeal on April 9 and 10, 2025. Additional information concerning this action is publicly available in court filings under the docket numbers 100559/2014 (N.Y. Sup. Ct.) (Borrok, J.) and 2025-02242 (N.Y. App. Div.).
On January 15, 2025, in STATE OF NEW JERSEY EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., plaintiff-relator filed a notice of petition for certification of an appeal to the New Jersey Supreme Court. Additional information concerning this action is publicly available in court filings under the docket numbers L-885-15 (N.J. Super. Ct.) (Hurd, J.), A-001340-23T2 (N.J. Super. Ct. App. Div.), and 090285 (N.J. Sup. Ct.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Three Months Ended
	March 31, 2025
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$352	$3,330
Total operating expenses	66	4,987
Provision for credit losses	—	28
Equity in undistributed income of subsidiaries	3,061	—
Income (loss) from continuing operations before income taxes	$3,347	$(1,685)
Provision (benefit) for income taxes	(717)	22
Net income (loss)	$4,064	$(1,707)

SUMMARIZED BALANCE SHEET

	March 31, 2025		December 31, 2024
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,009	$20,632	$4,014	$19,464
Securities borrowed and purchased under resale agreements	—	327,365	—	215,995
Trading account assets	199	330,436	203	294,396
Advances to subsidiaries	154,435	—	150,790	—
Investments in subsidiary bank holding company	182,904	—	179,253	—
Investments in non-bank subsidiaries	47,451	—	46,549	—
Other assets(1)	16,794	163,178	14,642	158,080
Total assets	$405,792	$841,611	$395,451	$687,935
Securities loaned and sold under agreements to repurchase	$—	$407,196	$—	$268,178
Trading account liabilities	42	100,101	69	89,146
Short-term borrowings	—	29,920	—	29,410
Long-term debt	168,440	186,001	164,024	184,516
Advances from subsidiaries	22,223	—	19,974	—
Other liabilities	2,679	83,397	2,786	80,486
Stockholders’ equity	212,408	34,996	208,598	36,199
Total liabilities and equity	$405,792	$841,611	$395,451	$687,935

(1)    Other assets of CGMHI includes loans to affiliates of $95 billion and $91 billion at March 31, 2025 and December 31, 2024, respectively.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2024 Form 10-K.

The following table summarizes Citi’s common share repurchases for the first quarter of 2025:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Total shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
January 2025
Open market repurchases(1)	2,685	$80.64	2,685	$19.8
Employee transactions(2)	—	—	—	—
February 2025
Open market repurchases(1)	6,195	80.31	8,880	19.3
Employee transactions(2)	—	—	—	—
March 2025
Open market repurchases(1)	14,587	71.02	23,467	18.3
Employee transactions(2)	—	—	—	—
Total for 1Q25	23,467	$74.57	23,467	$18.3

(1)    Represents repurchases under the multiyear $20 billion common stock repurchase program that was approved by Citigroup’s Board of Directors (the Board) on January 13, 2025 and announced on January 15, 2025. Repurchases by Citigroup under this common stock repurchase program are subject to quarterly approval by Citigroup’s Board; may be effected from time to time through open market purchases, trading plans established in accordance with SEC rules or other means; and, as determined by Citigroup, may be subject to satisfactory market conditions, Citigroup’s capital position and capital requirements, applicable legal requirements and other factors.
(2)    During the first quarter, pursuant to the Board’s authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

During the first quarter of 2025, Citi repurchased $1.75 billion of common shares under the $20 billion stock repurchase program. For the second quarter of 2025, Citi is targeting a similar level of common share repurchases as the first quarter of 2025, subject to market conditions and other factors.

Dividends
Citi paid common dividends of $0.56 per share for the first quarter of 2025, and on April 3, 2025, declared common dividends of $0.56 per share for the second quarter of 2025.
Citi’s ability to pay common stock dividends is subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2024 Form 10-K.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
On April 3, 2025, Citi declared preferred dividends of approximately $287 million for the second quarter of 2025.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the first quarter of 2025, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Number	Description
3.01+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

10.01*+	Citigroup Inc. Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2025).

10.02*+	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2025).

10.03*+	Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 13, 2025 and in future years).

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended March 31, 2025, filed on May 8, 2025, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2025.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Nicole Giles
Nicole Giles
Controller and Chief Accounting Officer
(Principal Accounting Officer)

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this report and certain other Citigroup presentations.

* Denotes a Citi metric

2024 Annual Report on Form 10-K (2024 Form 10-K): Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.
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
Branded Cards: Citi’s branded cards business with a portfolio of proprietary cards (Value, Rewards and Cash), co-branded cards (including Costco and American Airlines) and personal installment loans.
Build: A net increase in the ACL through the provision for credit losses.
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
Criticized: Loans, lending-related commitments or derivative receivables that are classified as special mention, substandard or doubtful for regulatory purposes.
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
FICO: Fair Isaac Corporation
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
IMF: International Monetary Fund
Interchange fees: Fees earned from merchants based on Citi’s credit and debit card customer sales transactions. Interchange fees are presented net of certain transaction processing fees paid, primarily to the networks, on behalf of the merchant.
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
Mexico Consumer: Mexico Consumer Banking
Mexico Consumer/SBMM (Banamex): Mexico Consumer Banking and Small Business and Middle-Market Banking reported within Legacy Franchises in All Other. Mexico Consumer/SBMM (Banamex) operates primarily through Grupo Financiero Banamex S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.
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
Net capital rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net new investment asset flows (NNIA) (Wealth): Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. Excluded from the calculation are the impacts of fees and commissions, market movement, internal transfers within Citi specific to systematic upgrades/downgrades with USPB and any impact from strategic decisions by Citi to exit certain markets or services. Also excluded from the calculation are net new investment assets associated with markets for which data was not available for current-period reporting.
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
OREO: Other real estate owned
Organic growth (Wealth): Organic growth is defined as the sum of net new investment assets (NNIA) for each quarter from the second quarter of 2024 through the first quarter of 2025 divided by first quarter of 2024 client investment assets.
OTTI: Other-than-temporary impairment
Over-the-counter cleared (OTC-cleared) derivatives: Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
Over-the-counter (OTC) derivatives: Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties are derivatives dealers.
Parent company: Citigroup Inc.
Partner payments: Payments made to credit card partners primarily based on program sales and profitability.
PD: Probability of default
PIL: Personal installment loans
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
Release: A net decrease in the ACL through the provision for credit losses.
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
Transformation Bonus Program: A long-term performance-based bonus program approved in 2021 by the Compensation, Performance Management and Culture Committee of Citigroup’s Board of Directors to incentivize effective execution in connection with the transformation and remediation of the Consent Orders and to drive change in Citi’s risk and control environment and culture. The final tranche of the Transformation Bonus Program, covering the calendar-year 2024 performance period, has been paid out and no further payments will be made thereunder.
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