Form 10-Q
period 2025-06-30
CITIGROUP INC
filed 2025-08-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2025: 1,840,897,898

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S SECOND QUARTER 2025—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as Citi’s 2024 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (First Quarter of 2025 Form 10-Q).
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
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, including, effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within U.S. Personal Banking (USPB), Services, Wealth and All Other—Legacy Franchises (Banamex and Asia Consumer), which were previously presented within Other operating expenses and are now presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation. Also effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.

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
Citi’s non-GAAP measures in this Form 10-Q include:

•Revenues and expenses excluding divestiture-related impacts
•All Other (managed basis), which excludes divestiture-related impacts
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

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
Additionally, Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture-related impacts, see “Executive Summary” and “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
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

Citigroup is managed pursuant to five reportable business segments (segments), also referred to as Citi’s “five businesses”: Services, Markets, Banking, Wealth and U.S. Personal Banking. Activities not assigned to the segments are included in All Other. For additional information, see the results of operations for each of the segments and All Other within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS

Services

Lines of business:

- Treasury and Trade Solutions
- Securities Services

Markets

Lines of business:

- Fixed Income Markets
- Equity Markets

Banking

Lines of business:

- Investment Banking
- Corporate Lending

Wealth

Lines of business:

- Private Bank
- Citigold
- Wealth at Work

U.S. Personal Banking (USPB)

Lines of business:

- Branded Cards
- Retail Services
- Retail Banking

All Other

Legacy Franchises

Corporate/Other

- **Corporate Treasury managed activities**
- **Operations and Technology**
- **Global staff functions and corporate expenses**
- **Discontinued operations**

REGIONS

- North America
- International[2]

Note: Mexico is included in Latin America (LATAM) within International.
(1)Includes the remaining three exit countries (Korea, Poland and Russia).
(2)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East and Africa (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2025—Continued Improved Business Performance and Progress on Citigroup’s Strategic Priorities
As described further throughout this Executive Summary, during the second quarter of 2025:

•Citi and its five businesses each achieved positive operating leverage. This is the fifth consecutive quarter of positive operating leverage for Citi and the fourth consecutive quarter of positive operating leverage across the five businesses. Citi’s positive operating leverage was driven by revenue growth of 8% and disciplined expense management (up 2%).
•Citi continued to advance its transformation through the second quarter of 2025, including, among other things, making key investments to consolidate and modernize its infrastructure, retiring legacy applications and improving risk and controls, such as enhancing compliance risk management and updating its financial forecasting engine for stress metrics. (See “Citi’s Multiyear Transformation” below.)
•Citi returned approximately $3.1 billion to common shareholders in the form of share repurchases ($2.0 billion) under its multiyear $20 billion common stock repurchase program, and dividends ($1.1 billion).
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.5% as of June 30, 2025, approximately 140 basis points above its current regulatory requirement.
•As part of its strategic refresh, Citi continued to make progress on its remaining divestitures, including entering into an agreement to sell its consumer banking business in Poland, progressing the planned initial public offering (IPO) of Banamex and winding down Citi’s consumer banking operations in Korea and overall operations in Russia.

Second Quarter of 2025 Results Summary

Citigroup
Citi reported net income of $4.0 billion, or $1.96 per share, compared to net income of $3.2 billion, or $1.52 per share in the prior-year period.
Net income increased 25% versus the prior-year period, primarily driven by higher revenues, partially offset by higher cost of credit and higher expenses. Citi’s effective tax rate was approximately 23% compared to approximately 24% in the prior-year period, largely due to a resolution of a tax audit. Average diluted shares outstanding decreased 3%, driven by common share repurchases.
Citi’s revenues of $21.7 billion in the second quarter of 2025 increased 8% versus the prior-year period, on a reported basis. The increase included $(177) million in divestiture-related revenue impacts in the current period and $33 million in the prior-year period. Excluding the divestiture-related impacts in both periods, revenues increased 9%, driven by growth across each of Citi’s five businesses, partially offset by a decline in All Other (managed basis). For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
Citi’s average loans were $712 billion, up 5% versus the prior-year period, driven by growth in Markets, Services and USPB, both in Retail Banking and Branded Cards, partially offset by lower loans in Banking, All Other and Wealth. For additional information about Citi’s loans by segment and All Other, including drivers and loan trends, see each respective segment’s and All Other’s results of operations and “Credit Risk—Loans” below.
Citi’s average deposits were approximately $1.3 trillion, up 3% versus the prior-year period, driven by an increase in Services, partially offset by lower deposits in Wealth, Markets, USPB and All Other. For additional information about Citi’s deposits by segment and All Other, including drivers and deposit trends, see each respective segment’s and All Other’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citi’s operating expenses of $13.6 billion increased 2% on a reported basis. The increase was driven by higher compensation and benefits expenses, largely offset by lower tax-related and deposit insurance costs as well as the absence of civil money penalties in the prior-year period. The higher compensation and benefits expenses were driven by higher severance costs of approximately $400 million, primarily related to the realignment of Citi’s technology workforce, higher volume and other revenue-related expenses and higher investments in Citi’s transformation and technology, with productivity savings and stranded cost reductions partially offsetting continued investments in the businesses.
The increase in expenses included divestiture-related impacts of $37 million in the current quarter and $85 million in the prior-year period. Excluding divestiture-related impacts in both periods, expenses increased 3%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims in the current period was $2.9 billion, reflecting net credit losses of $2.2 billion, and a net allowance for credit losses (ACL) build of $638 million.
Net credit losses were down 2% from the prior-year period, driven by lower idiosyncratic losses in Markets.
The net ACL build in the current period was primarily driven by transfer risk associated with client activity in Russia, primarily in Services, and changes in portfolio composition in Banking and Markets.
Citi’s total provisions for credit losses and for benefits and claims in the prior-year period was $2.5 billion, reflecting net credit losses of $2.3 billion, and a net ACL build of $193 million, driven by higher loan balances, primarily within USPB, largely offset by an improved macroeconomic outlook.

For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
For additional information on Citi’s consumer and corporate credit costs, see each respective segment’s and All Other’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.5% as of June 30, 2025, compared to 13.6% as of June 30, 2024, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was primarily driven by common share repurchases, the payment of common and preferred dividends and an increase in RWA, partially offset by net income.
In the second quarter of 2025, Citi repurchased $2.0 billion of common shares and paid $1.1 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). For the third quarter of 2025, Citi is targeting common share repurchases of at least $4 billion, subject to market conditions and other factors. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2024 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of June 30, 2025 was 5.5%, compared to 5.9% as of June 30, 2024, driven by an increase in Total Leverage Exposure, partially offset by an increase in Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.4 billion decreased 3% from the prior-year period, driven by higher cost of credit, offset by higher revenues and lower expenses. Services revenues of $5.1 billion increased 8%, driven by growth in both Treasury and Trade Solutions (TTS), which continued to gain market share, and Securities Services. Net interest income increased 13%, driven by an increase in average deposit and loan balances, as well as higher deposit spreads, partially offset by lower loan spreads. Non-interest revenue decreased 1%, driven by higher lending revenue share with Banking, primarily offset by the benefit of continued strength in underlying fee drivers across the lines of business, particularly cross-border transaction value, assets under custody and administration and U.S. dollar clearing volume.
TTS revenues of $3.7 billion increased 7%, driven by a 12% increase in net interest income, partially offset by a 9% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads, as well as increases in both deposit and loan balances, partially offset by lower loan spreads. The decrease in non-interest revenue was driven by the impact of higher lending revenue share, partially offset by fee growth driven by an increase in cross-border transaction value of 9% and an increase in U.S. dollar clearing volume of 6%.

Securities Services revenues of $1.4 billion increased 11%, driven by both higher net interest income and non-interest revenue. Net interest income increased 14%, driven by higher deposit volumes. Non-interest revenue increased 8%, driven by fee growth stemming from increases in assets under custody and administration, as well as higher levels of activity in Issuer Services.
Services expenses of $2.7 billion decreased 2%, driven by the absence of tax- and legal-related expenses in the prior-year period, largely offset by higher compensation and benefits expenses, including severance costs, as well as technology investments.
Cost of credit was $353 million in the current period, reflecting a net ACL build of $333 million, and net credit losses of $20 million. The net ACL build was primarily driven by transfer risk associated with client activity in Russia. Cost of credit was a benefit of $27 million in the prior-year period, reflecting a net ACL release of $27 million, driven by an improved macroeconomic outlook.
For additional information on the results of operations of Services in the second quarter of 2025, see “Services” below.

Markets
Markets net income of $1.7 billion increased 20% from the prior-year period, driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Markets revenues of $5.9 billion increased 16%, driven by a 20% increase in Fixed Income Markets and a 6% increase in Equity Markets. The increase in Fixed Income Markets was driven by growth across rates and currencies, as well as spread products and other fixed income. Rates and currencies increased 27%, driven by increased client activity and monetization of market activity with both corporate and financial institution clients. Spread products and other fixed income increased 3%, driven by higher financing activity and loan growth, partially offset by lower credit trading. The increase in Equity Markets was driven by momentum in prime services, with prime balances up approximately 27%, as well as higher client activity and volumes in cash equities and monetization of market activity in derivatives, partially offset by prior-year gains related to the Visa B share exchange.
Markets expenses of $3.5 billion increased 6%, largely driven by higher volume and other revenue-related expenses and severance costs, partially offset by an episodic legal reserve in the prior-year period.
Cost of credit was $108 million in the current period, reflecting a net ACL build of $100 million, and net credit losses of $8 million. The net ACL build was driven by changes in portfolio composition. Cost of credit was a benefit of $11 million in the prior-year period, reflecting a net ACL release of $77 million, driven by changes in portfolio composition and an improved macroeconomic outlook, and net credit losses of $66 million.
For additional information on the results of operations of Markets in the second quarter of 2025, see “Markets” below.

Banking
Banking net income was $463 million, an increase of 14%, driven by higher revenues, largely offset by higher cost of credit.
Banking revenues of $1.9 billion increased 18%, driven by growth in Corporate Lending, excluding mark-to-market gain (loss) on loan hedges, and Investment Banking, partially offset by the impact of a mark-to-market loss on loan hedges. Excluding the gain (loss) on loan hedges, Banking revenues of $2.0 billion increased 23%. Investment Banking revenues increased 15%, driven by increases in investment banking fees and net interest income, partially offset by higher revenue share with Banking—Corporate Lending. Investment Banking fees increased 13%, reflecting growth in Advisory and Equity Capital Markets (ECM), partially offset by a decline in Debt Capital Markets (DCM). Advisory fees increased 52%, as the business gained wallet share across several sectors and with financial sponsors. ECM fees were up 25%, driven by strength in convertibles and IPOs. DCM fees were down 12%, as Citi’s investment-grade volumes decreased compared to very strong performance in the prior-year period, partially offset by continued wallet share gains in leveraged finance. Corporate Lending revenues increased 21%, including the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Corporate Lending revenues increased 31%, primarily driven by an increase in lending revenue share.
Banking expenses of $1.1 billion increased 1%, driven by higher volume and other revenue-related expenses and continued business investments, primarily offset by the benefits of prior repositioning actions.
Cost of credit was $173 million in the current period, reflecting a net ACL build of $157 million, and net credit losses of $16 million. The net ACL build was primarily driven by changes in portfolio composition. Cost of credit was a benefit of $32 million in the prior-year period, reflecting a net ACL release of $72 million, driven by an improved macroeconomic outlook, and net credit losses of $40 million.
For additional information on the results of operations of Banking in the second quarter of 2025, see “Banking” below.

Wealth
Wealth net income was $494 million, compared to $210 million in the prior-year period, driven by higher revenues, partially offset by higher expenses.
Wealth revenues of $2.2 billion increased 20%, driven by growth across Citigold, the Private Bank and Wealth at Work. Net interest income of $1.3 billion increased 22%, driven by growth in deposit spreads, partially offset by lower mortgage spreads and lower deposit balances. Non-interest revenue of $888 million increased 17%, driven by a gain on sale of an alternative investments fund platform and higher investment fee revenues, with client investment assets up 17%.
Wealth expenses of $1.6 billion increased 1% from the prior-year period, driven by higher volume and revenue-related expenses, episodic items and higher severance costs, primarily offset by benefits from prior repositioning actions and lower deposit insurance costs.

Cost of credit was a benefit of $26 million in the current period, reflecting a net ACL release of $66 million, and net credit losses of $40 million. The net ACL release was driven by an improved macroeconomic outlook and changes in portfolio composition, partially offset by an increase in reserves due to consumer mortgages enrolled in forbearance programs related to the California wildfires. Cost of credit was a benefit of $9 million in the prior-year period, reflecting a net ACL release of $44 million, primarily driven by an improved macroeconomic outlook, and net credit losses of $35 million.
For additional information on the results of operations of Wealth in the second quarter of 2025, see “Wealth” below.

U.S. Personal Banking
USPB net income of $649 million increased 436% from the prior-year period, driven by lower cost of credit and higher revenues.
USPB revenues of $5.1 billion increased 6%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 7%, driven by net interest margin expansion and interest-earning balance growth in Branded Cards, as well as higher deposit spreads in Retail Banking. Non-interest revenue decreased 30%, largely driven by higher partner payment accruals in Retail Services.
Branded Cards revenues of $2.8 billion increased 11%, driven by net interest margin expansion and interest-earning balance growth, up 7%. Retail Services revenues of $1.6 billion decreased 5%, driven by higher partner payment accruals, due to lower net credit losses and lower interest-earning balances. Retail Banking revenues of $648 million increased 16%, driven by higher deposit spreads.
USPB expenses of $2.4 billion increased 1% versus the prior-year period.
Cost of credit was $1.9 billion in the current period, reflecting net credit losses of $1.9 billion, and a net ACL release of $4 million. Net credit losses were down 2%, driven by Retail Services, which were down 10%, reflecting improvements in portfolio performance, partially offset by higher net credit losses in Branded Cards, which were up 3%, reflecting loan growth. The net ACL release was driven by improvements in portfolio quality, including seasonal mix changes, offset by a deterioration in the outlook for the U.S. unemployment rate, as well as loan growth. Cost of credit was $2.3 billion in the prior-year period, reflecting net credit losses of $1.9 billion, and a net ACL build of $384 million, driven by loan growth.
For additional information on the results of operations of USPB in the second quarter of 2025, see “U.S. Personal Banking” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $567 million, compared to a net loss of $402 million in the prior-year period, driven by lower revenues, higher expenses and higher cost of credit, partially offset by higher income tax benefits, largely due to the resolution of a tax audit.
All Other (managed basis) revenues of $1.7 billion decreased 14%, driven by lower revenues in both Corporate/Other and Legacy Franchises (managed basis). Legacy Franchises (managed basis) revenues of $1.7 billion decreased 2%, due to lower revenues in Banamex and Asia Consumer (managed basis), primarily offset by higher revenues in Legacy Holdings Assets. Banamex revenues decreased 6%, driven by the impact of Mexican peso depreciation and an episodic item, largely offset by revenues from higher lending volumes in the retail banking and cards businesses, higher deposit volumes and higher fee revenues. Asia Consumer (managed basis) revenues decreased 29%, driven by the closed exits and wind-downs. Legacy Holdings Assets revenues increased due to higher funding costs in the prior-year period. Corporate/Other revenues decreased to $7 million, compared to $253 million in the prior-year period, driven by lower net interest income resulting from actions taken over the last 12 months to reduce Citi’s asset sensitivity in a declining interest rate environment.
All Other (managed basis) expenses of $2.3 billion increased 8%, driven by higher severance costs related to the realignment of the technology workforce and higher investments in Citi’s transformation and technology, primarily offset by a reduction from closed exits and wind-downs, the absence of civil money penalties in the prior-year period, the impact of Mexican peso depreciation and lower deposit insurance costs.
Cost of credit was $374 million in the current period, reflecting net credit losses of $256 million, and a net ACL build of $118 million. Net credit losses were up 20%, driven by higher lending volumes and portfolio seasoning in Banamex. The net ACL build was primarily driven by increased loan volume and changes in portfolio composition in consumer loans in Banamex and transfer risk associated with client activity in Russia. Cost of credit was $243 million in the prior-year period, reflecting net credit losses of $214 million, driven by Banamex, and a net ACL build of $29 million, driven by changes in portfolio composition in consumer loans in Banamex and transfer risk associated with client activity in Russia.
For additional information on the results of operations of All Other (managed basis) in the second quarter of 2025, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties
Various macroeconomic, geopolitical and regulatory factors have contributed to economic uncertainties in the U.S. and globally, including, but not limited to, those related to tariff and other policies of the U.S. administration and its trading partners. These factors could adversely affect inflation, economic growth and unemployment in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks and uncertainties could also adversely impact Citi’s clients, customers, businesses, funding costs, cost of credit and overall results of operations and financial condition during the remainder of 2025. For a discussion of other trends, uncertainties and risks that will or could impact Citi’s segments and All Other, results of operations, capital and other financial condition during the remainder of 2025, see “Second Quarter of 2025 Results Summary” above, each respective segment’s and All Other’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

Overview
As previously disclosed, Citi’s transformation, including the remediation of its 2020 Consent Orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC), is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Citi’s transformation will continue to be one of its main priorities for the remainder of 2025 and beyond.
Over the last several years, Citi has made key investments to, among other things, consolidate and modernize its infrastructure, simplify and automate manual processes, and enhance technology, data and analytics. In particular, Citi’s transformation-related expenses include costs related to risk and controls, data and finance programs and other 2020 Consent Order programs, as well as spending on certain other regulatory initiatives unrelated to the 2020 Consent Orders, and spending on enterprise-wide technology infrastructure. Citi expects its transformation investments to increase meaningfully in 2025, compared to 2024.

Progress
Citi made significant progress in its transformation through the second quarter of 2025 and is now at or mostly at Citi’s target state for many programs, including:

•End-to-end risk management lifecycle—from risk identification to stress testing
•Compliance risk management framework
•New financial forecasting engine for financial stress metrics

In addition, Citi continued to make progress in advancing its technology priorities, including:

•Continued to optimize, modernize and simplify Citi by retiring or replacing 211 applications in the first half of 2025
•Enhanced payment controls in 85 countries to detect large, anomalous payments—assessing a daily average of approximately 3 million payments
•Implemented a strategic loan platform across North America, JANA, Asia South, Europe and MEA, where new institutional corporate loans are being booked

For additional information on Citi’s transformation, including focus areas and status, consent order compliance and governance, see “Citi’s Multiyear Transformation” in Citi’s 2024 Form 10-K and Citi’s 2025 Proxy Statement for its Annual Meeting of Stockholders.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2025	2024	% Change	2025	2024	% Change
Net interest income	$15,175	$13,493	12%	$29,187	$27,000	8%
Non-interest revenue	6,493	6,539	(1)	14,077	14,048	—
Revenues, net of interest expense(1)	$21,668	$20,032	8%	$43,264	$41,048	5%
Operating expenses(1)	13,577	13,246	2	27,002	27,353	(1)
Provisions for credit losses and for benefits and claims	2,872	2,476	16	5,595	4,841	16
Income from continuing operations before income taxes	$5,219	$4,310	21%	$10,667	$8,854	20%
Income taxes	1,186	1,047	13	2,526	2,183	16
Income from continuing operations	$4,033	$3,263	24%	$8,141	$6,671	22%
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	(1)	—
Net income before attribution of noncontrolling interests	$4,033	$3,263	24%	$8,140	$6,670	22%
Net income attributable to noncontrolling interests	14	46	(70)	57	82	(30)
Citigroup’s net income	$4,019	$3,217	25%	$8,083	$6,588	23%
Earnings per share
Basic
Income from continuing operations	$1.98	$1.54	29%	$3.98	$3.14	27%
Net income	1.98	1.54	29	3.98	3.14	27
Diluted
Income from continuing operations	$1.96	$1.52	29%	$3.92	$3.10	26%
Net income	1.96	1.52	29	3.92	3.10	26
Dividends declared per common share	0.56	0.53	6	1.12	1.06	6
Common dividends	$1,063	$1,024	4%	$2,135	$2,054	4%
Preferred dividends	287	242	19	556	521	7
Common share repurchases	2,000	—	—	3,750	500	NM

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2025	2024	% Change	2025	2024	% Change
At June 30:
Total assets	$2,622,772	$2,405,686	9%
Total deposits	1,357,733	1,278,137	6
Long-term debt	317,761	280,321	13
Citigroup common stockholders’ equity	196,872	190,210	4
Total Citigroup stockholders’ equity	213,222	208,310	2
Average assets	2,647,805	2,456,489	8	$2,582,473	$2,453,413	5%
Direct staff (in thousands)	230	229	—%
Performance metrics
Return on average assets	0.61%	0.53%		0.63%	0.54%
Return on average common stockholders’ equity(2)	7.7	6.3		7.8	6.5
Return on average total stockholders’ equity(2)	7.6	6.3		7.7	6.4
Return on tangible common equity (RoTCE)(3)	8.7	7.2		8.9	7.4
Operating leverage(4)	567 bps	524 bps		668 bps	(170) bps
Efficiency ratio (total operating expenses/total revenues, net)	62.7	66.1		62.4	66.6
Basel III ratios
CET1 Capital(5)	13.48%	13.59%
Tier 1 Capital(5)	14.98	15.30
Total Capital(5)	15.28	15.41
Supplementary Leverage ratio	5.53	5.89
Citigroup common stockholders’ equity to assets	7.51%	7.91%
Total Citigroup stockholders’ equity to assets	8.13	8.66
Dividend payout ratio(6)	29	34		29%	34%
Total payout ratio(7)	82	34		78	42
Book value per common share	$106.94	$99.70	7%
Tangible book value per share (TBVPS)(3)	94.16	87.53	8

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Banamex and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
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
(5)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented. As of June 30, 2025, the Tier 1 Capital ratio under the Basel III Standardized Approach became the most binding ratio. In the prior quarter, the Common Equity Tier 1 Capital ratio under the Basel III Standardized Approach was the most binding ratio.
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
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES(1)

	Second Quarter			Six Months
In millions of dollars	2025	2024	% Change	2025	2024	% Change
Services	$5,062	$4,675	8%	$9,951	$9,438	5%
Markets	5,879	5,086	16	11,865	10,443	14
Banking	1,921	1,627	18	3,873	3,363	15
Wealth	2,166	1,807	20	4,262	3,494	22
USPB	5,119	4,832	6	10,347	9,941	4
All Other—managed basis(2)	1,698	1,972	(14)	3,143	4,348	(28)
All Other—divestiture-related impacts (Reconciling Items)(2)	(177)	33	NM	(177)	21	NM
Total Citigroup net revenues	$21,668	$20,032	8%	$43,264	$41,048	5%

INCOME

	Second Quarter			Six Months
In millions of dollars	2025	2024	% Change	2025	2024	% Change
Income (loss) from continuing operations
Services	$1,448	$1,498	(3)%	$3,058	$3,013	1%
Markets	1,749	1,469	19	3,544	2,890	23
Banking	461	409	13	1,003	936	7
Wealth	494	210	135	778	385	102
USPB	649	121	436	1,394	468	198
All Other—managed basis(2)	(588)	(412)	(43)	(1,441)	(895)	(61)
All Other—divestiture-related impacts (Reconciling Items)(2)	(180)	(32)	(463)	(195)	(126)	(55)
Income from continuing operations	$4,033	$3,263	24%	$8,141	$6,671	22%
Discontinued operations	$—	$—	—%	$(1)	$(1)	—%
Less: Net income attributable to noncontrolling interests	14	46	(70)	57	82	(30)
Citigroup’s net income	$4,019	$3,217	25%	$8,083	$6,588	23%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Banamex, within Legacy Franchises. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
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
Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue through generating deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income in the table below.

Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration and is recognized when the associated services are provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues also include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients, with revenue share to Banking recorded in All other as part of Non-interest revenue. Revenue generated from all of these activities is primarily recorded in Non-interest revenue in the table below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$3,630	$3,225	13%	$7,128	$6,542	9%
Fee revenue
Commissions and fees(1)	904	862	5	1,719	1,656	4
Administration and other fiduciary fees, and other	752	695	8	1,410	1,380	2
Total fee revenue	$1,656	$1,557	6%	$3,129	$3,036	3%
Principal transactions	210	182	15	460	430	7
All other(2)	(434)	(289)	(50)	(766)	(570)	(34)
Total non-interest revenue	$1,432	$1,450	(1)%	$2,823	$2,896	(3)%
Total revenues, net of interest expense(1)	$5,062	$4,675	8%	$9,951	$9,438	5%
Total operating expenses(1)	$2,679	$2,729	(2)%	$5,263	$5,392	(2)%
Net credit losses on loans	20	—	NM	26	6	333
Credit reserve build (release) for loans	53	(100)	NM	77	(66)	NM
Provision for credit losses on unfunded lending commitments	(6)	2	NM	(12)	14	NM
Provisions for credit losses on other assets and HTM debt securities	286	71	303	313	83	277
Provision (release) for credit losses	$353	$(27)	NM	$404	$37	NM
Income from continuing operations before taxes	$2,030	$1,973	3%	$4,284	$4,009	7%
Income taxes	582	475	23	1,226	996	23
Income from continuing operations	$1,448	$1,498	(3)%	$3,058	$3,013	1%
Noncontrolling interests	16	27	(41)	31	52	(40)
Net income	$1,432	$1,471	(3)%	$3,027	$2,961	2%
Efficiency ratio	53%	58%		53%	57%
Balance Sheet data (in billions of dollars)
EOP assets	$618	$569	9%
Average assets	593	575	3	$586	$578	1%
Revenue by line of business
Net interest income	$2,949	$2,629	12%	$5,814	$5,352	9%
Non-interest revenue	725	797	(9)	1,500	1,587	(5)
TTS	$3,674	$3,426	7%	$7,314	$6,939	5%
Net interest income	$681	$596	14%	$1,314	$1,190	10%
Non-interest revenue	707	653	8	1,323	1,309	1

Securities Services	$1,388	$1,249	11%	$2,637	$2,499	6%
Total Services	$5,062	$4,675	8%	$9,951	$9,438	5%
Revenue by geography
North America	$1,539	$1,295	19%	$2,984	$2,538	18%
International	3,523	3,380	4	6,967	6,900	1
Total	$5,062	$4,675	8%	$9,951	$9,438	5%
International revenue by cluster
United Kingdom	$521	$468	11%	$967	$948	2%
Japan, Asia North and Australia (JANA)	679	630	8	1,345	1,243	8
LATAM	565	636	(11)	1,180	1,437	(18)
Asia South	612	569	8	1,215	1,132	7
Europe	628	570	10	1,183	1,112	6
Middle East and Africa (MEA)	518	507	2	1,077	1,028	5
Total	$3,523	$3,380	4%	$6,967	$6,900	1%
Key drivers(3)
Average loans by line of business (in billions of dollars)
TTS	$93	$81	15%	$90	$81	11%
Securities Services	1	1	—	1	1	—
Total	$94	$82	15%	$91	$82	11%
ACLL as a percentage of EOP loans(4)	0.36%	0.37%
Average deposits by line of business (in billions of dollars)
TTS	$713	$677	5%	$702	$680	3%
Securities Services	144	127	13	140	126	11
Total	$857	$804	7%	$842	$806	4%
Assets under custody and administration (AUC/AUA) (in trillions of dollars)(5)	$28.2	$24.2	17%
Cross-border transaction value (in billions of dollars)	101.3	92.7	9	$196.40	$183.40	7%
U.S. dollar clearing volume (in millions)(6)	44.3	41.6	6	87	81.2	7
Commercial card spend volume (in billions of dollars)	$17.9	$18	(1)	$35.1	$34.8	1

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
(5)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $2.2 trillion and $2.0 trillion of such assets at June 30, 2025 and 2024, respectively.
(6)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

2Q25 vs. 2Q24
Net income of $1.4 billion decreased 3%, driven by higher cost of credit, offset by higher revenues and lower expenses.
Revenues increased 8%, driven by higher net interest income in TTS and Securities Services and higher non-interest revenue in Securities Services, partially offset by lower non-interest revenue in TTS.
Net interest income increased 13%, driven by an increase in average deposit and loan balances, as well as higher deposit spreads, partially offset by lower loan spreads. Average deposits increased 7%, driven by growth in TTS and Securities Services, with growth across both International and North America, largely driven by an increase in operating deposits. Average loans increased 15%, primarily driven by strong trade loan demand in TTS.
Non-interest revenue declined 1%, driven by higher revenue share with Banking—Corporate Lending, primarily offset by the benefit of continued strength in underlying fee drivers across the lines of business, particularly cross-border transaction value, assets under custody and administration and U.S. dollar clearing volume.
TTS revenues increased 7%, driven by a 12% increase in net interest income, partially offset by a 9% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads, as well as increases in average deposit and loan balances, partially offset by lower loan spreads. Average deposits increased 5% and average loans increased 15%. The decrease in non-interest revenue was driven by higher revenue share with Banking—Corporate Lending, primarily offset by fee growth, driven by an increase in cross-border transaction value of 9% and an increase in U.S. dollar clearing volume of 6%.
Securities Services revenues increased 11%, driven by a 14% increase in net interest income and an 8% increase in non-interest revenue. The increase in net interest income was driven by higher average deposits, which increased 13%. The increase in non-interest revenue was driven by fee growth stemming from increases in assets under custody and administration, as well as higher levels of activity in Issuer Services.
Expenses decreased 2%, driven by the absence of tax- and legal-related expenses in the prior-year period, largely offset by higher compensation and benefits expenses, including severance costs, as well as technology investments.
Provisions were $353 million, reflecting a net ACL build of $333 million, and net credit losses of $20 million. The net ACL build was primarily driven by transfer risk associated with client activity in Russia. Provisions were a benefit of $27 million in the prior-year period, reflecting a net ACL release of $27 million, driven by an improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
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

2025 YTD vs. 2024 YTD
Net income of $3.0 billion increased 2%, driven by higher revenues and lower expenses, largely offset by higher cost of credit.
Revenues increased 5%, driven by higher net interest income in TTS and Securities Services and higher non-interest revenue in Securities Services, partially offset by lower non-interest revenue in TTS.
Net interest income increased 9%, driven by an increase in average deposit and loan balances, as well as higher deposit spreads, partially offset by lower loan spreads. Average deposits increased 4%, driven by growth in TTS and Securities Services. Average loans increased 11%, driven by strong trade loan demand in TTS. Non-interest revenue declined 3%, driven by higher revenue share with Banking—Corporate Lending, largely offset by the benefit of continued strength in underlying fee drivers in TTS and Securities Services.
TTS revenues increased 5%, driven by a 9% increase in net interest income, partially offset by a 5% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads, as well as increases in average deposit and loan balances, partially offset by lower loan spreads. Average deposits increased 3% and average loans increased 11%. The decrease in non-interest revenue was driven by higher revenue share with Banking—Corporate Lending, largely offset by fee growth, driven by an increase in cross-border transaction value of 7% and an increase in U.S. dollar clearing volume of 7%.
Securities Services revenues increased 6%, driven by a 10% increase in net interest income and a 1% increase in non-interest revenue. The increase in net interest income was driven by higher average deposits, which increased 11%, partially offset by lower deposit spreads. The increase in non-interest revenue was driven by higher assets under custody and administration, largely offset by higher revenue share with Banking—Corporate Lending.
Expenses decreased 2%, driven by the absence of tax- and legal-related expenses in the prior-year period and lower deposits insurance costs, partially offset by higher technology investments.
Provisions were $404 million, reflecting a net ACL build of $378 million, and net credit losses of $26 million. The net ACL build was primarily driven by transfer risk associated with client activity in Russia. Provisions were $37 million in the prior-year period, reflecting a net ACL build of $31 million, driven by transfer risk associated with client activity in Russia, partially offset by an improved macroeconomic outlook, and net credit losses of $6 million.

MARKETS

Markets includes Fixed Income Markets and Equity Markets and provides corporate, institutional and public sector clients around the world with a full range of sales and trading services across equities, foreign exchange, rates, spread products and commodities. The range of services includes market-making across asset classes, risk management solutions, financing and prime brokerage.
As a market maker, Markets facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Fee revenue is earned through providing clients with a range of services including but not limited to trading, financing, brokerage, securitization and underwriting. Other primarily includes realized gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts and other non-recurring gains and losses. Markets revenues include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Banking—Corporate Lending clients, with revenue share to Banking recorded in Other and All other as part of Non-interest revenue. Revenue generated from all of these activities is primarily recorded in Non-interest revenue in the table below.
Net interest income in the table below includes interest income earned on assets held and equity dividends, less interest paid on long- and short-term debt, secured funding transactions and customer deposits.
For information on various potential impacts to Markets revenues, see “Markets” in Citi’s 2024 Form 10-K.
Markets’ international presence is supported by trading floors in nearly 80 countries and a proprietary network in 94 countries and jurisdictions.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$2,902	$2,038	42%	$4,915	$3,744	31%
Fee revenue
Brokerage and fees	399	346	15	799	682	17
Investment banking fees(1)	106	104	2	241	204	18
Other(2)	51	62	(18)	103	124	(17)
Total fee revenue	$556	$512	9%	$1,143	$1,010	13%
Principal transactions	2,353	2,696	(13)	5,703	5,874	(3)
All other(2)	68	(160)	NM	104	(185)	NM
Total non-interest revenue	$2,977	$3,048	(2)%	$6,950	$6,699	4%
Total revenues, net of interest expense(3)	$5,879	$5,086	16%	$11,865	$10,443	14%
Total operating expenses	$3,509	$3,305	6%	$6,977	$6,689	4%
Net credit losses (recoveries) on loans	8	66	(88)	150	144	4
Credit reserve build (release) for loans	53	(111)	NM	101	9	NM
Provision (release) for credit losses on unfunded lending commitments	(8)	2	NM	1	1	—
Provisions for credit losses for other assets and HTM debt securities	55	32	72	57	34	68
Provision (release) for credit losses	$108	$(11)	NM	$309	$188	64%
Income from continuing operations before taxes	$2,262	$1,792	26%	$4,579	$3,566	28%
Income taxes	513	323	59	1,035	676	53
Income from continuing operations	$1,749	$1,469	19%	$3,544	$2,890	23%
Noncontrolling interests	21	26	(19)	34	41	(17)
Net income	$1,728	$1,443	20%	$3,510	$2,849	23%
Efficiency ratio	60%	65%		59%	64%
Balance Sheet data (in billions of dollars)
EOP assets	$1,166	$1,023	14%
Average assets	1,222	1,064	15	$1,172	$1,056	11%

Revenue by line of business
Fixed Income Markets	$4,268	$3,564	20%	$8,745	$7,694	14%
Equity Markets	1,611	1,522	6	3,120	2,749	13
Total	$5,879	$5,086	16%	$11,865	$10,443	14%
Rates and currencies	$3,134	$2,466	27%	$6,182	$5,266	17%
Spread products/other fixed income	1,134	1,098	3	2,563	2,428	6
Total Fixed Income Markets revenues	$4,268	$3,564	20%	$8,745	$7,694	14%
Revenue by geography
North America	$2,130	$2,031	5%	$4,306	$4,098	5%
International	3,749	3,055	23	7,559	6,345	19
Total	$5,879	$5,086	16%	$11,865	$10,443	14%
International revenue by cluster
United Kingdom	$1,443	$959	50%	$2,914	$2,079	40%
Japan, Asia North and Australia (JANA)	795	678	17	1,470	1,346	9
LATAM	440	441	—	1,025	1,060	(3)
Asia South	488	398	23	976	779	25
Europe	287	275	4	583	511	14
Middle East and Africa (MEA)	296	304	(3)	591	570	4
Total	$3,749	$3,055	23%	$7,559	$6,345	19%
Key drivers(4) (in billions of dollars)
Average loans	$136	$119	14%	$132	$120	10%
Net credit losses (NCLs) as a percentage of average loans	0.02%	0.22%		0.23%	0.24%
ACLL as a percentage of EOP loans(5)	0.85%	0.74%
Average trading account assets	$549	$426	29	$513	$417	23

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
NM Not meaningful

2Q25 vs. 2Q24
Net income of $1.7 billion increased 20%, driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Revenues increased 16%, driven by higher revenues in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenues increased 20%, reflecting an increase in rates and currencies revenues and higher revenues in spread products and other fixed income. Rates and currencies revenues increased 27%, reflecting increased client activity and monetization of market activity with both corporate and financial institution clients. Spread products and other fixed income revenues increased 3%, driven by higher financing activity and loan growth, partially offset by a decline in credit trading.
Equity Markets revenues increased 6%, driven by prime services, with prime balances up approximately 27%, as well as higher client activity and volumes in cash equities and monetization of market activity in equity derivatives, partially offset by prior-year gains related to the Visa B share exchange.
Expenses increased 6%, largely driven by higher volume and other revenue-related expenses and severance costs, partially offset by an episodic legal reserve in the prior-year period.
Provisions were $108 million in the current period, reflecting a net ACL build of $100 million, and net credit losses of $8 million. The net ACL build was driven by changes in portfolio composition. Provisions were a benefit of $11 million in the prior-year period, reflecting a net ACL release of $77 million, driven by changes in portfolio composition and an improved macroeconomic outlook, and net credit losses of $66 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
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

2025 YTD vs. 2024 YTD
Net income of $3.5 billion increased 23%, driven by higher revenues, partially offset by higher expenses and higher cost of credit.
Revenues increased 14%, driven by higher revenues in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenues increased 14%, reflecting an increase in rates and currencies revenues and higher revenues in spread products and other fixed income. Rates and currencies revenues increased 17%, reflecting increased client activity and monetization of market activity with both corporate and financial institution clients. Spread products and other fixed income revenues increased 6%, driven by higher financing activity and loan growth, largely offset by declines in commodities and credit trading revenues.
Equity Markets revenues increased 13%, driven by prime services, as well as monetization of market activity in equity derivatives and higher client activity and volumes in cash equities, partially offset by prior-year gains related to the Visa B share exchange.
Expenses increased 4%, primarily driven by higher volume and other revenue-related expenses.
Provisions were $309 million, reflecting a net ACL build of $159 million, and net credit losses of $150 million. The net ACL build was primarily driven by changes in portfolio composition, and uncertainty and a deterioration in the macroeconomic outlook. Provisions were $188 million in the prior-year period, reflecting a net ACL build of $44 million, primarily due to transfer risk associated with client activity in Russia, and net credit losses of $144 million.

BANKING

Banking includes Investment Banking and Corporate Lending. Investment Banking supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets financing solutions and loan syndication structuring, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities. Corporate Lending consists of corporate and commercial banking, serving as the conduit for Citi’s full product suite to clients.
Banking revenues include revenues earned by Citi that are subject to a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients, with revenue share to Banking recorded in All other as part of Non-interest revenue in the table below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$530	$527	1%	$1,021	$1,109	(8)%
Fee revenue
Investment banking fees(1)	1,058	935	13	2,162	1,907	13
Other	59	50	18	108	92	17
Total fee revenue	$1,117	$985	13%	$2,270	$1,999	14%
Principal transactions	(176)	(126)	(40)	(266)	(353)	25
All other(2)	450	241	87	848	608	39
Total non-interest revenue	$1,391	$1,100	26%	$2,852	$2,254	27%
Total revenues, net of interest expense	$1,921	$1,627	18%	$3,873	$3,363	15%
Total operating expenses	$1,137	$1,131	1%	$2,171	$2,310	(6)%
Net credit losses on loans	16	40	(60)	50	106	(53)
Credit reserve build (release) for loans	137	(51)	NM	215	(140)	NM
Provision (release) for credit losses on unfunded lending commitments	2	(9)	NM	109	(105)	NM
Provisions (releases) for credit losses on other assets and HTM debt securities	18	(12)	NM	13	(22)	NM
Provisions (releases) for credit losses	$173	$(32)	NM	$387	$(161)	NM
Income from continuing operations before taxes	$611	$528	16%	$1,315	$1,214	8%
Income taxes	150	119	26	312	278	12
Income from continuing operations	$461	$409	13%	$1,003	$936	7%
Noncontrolling interests	(2)	3	NM	(3)	6	NM
Net income	$463	$406	14%	$1,006	$930	8%
Efficiency ratio	59%	70%		56%	69%
Balance Sheet data (in billions of dollars)
EOP assets	$148	$147	1%
Average assets	150	152	(1)	$147	$153	(4)%
Revenue by line of business
Total Investment Banking(2)	$981	$853	15%	$2,016	$1,778	13%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	1,002	765	31	1,905	1,680	13
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$1,983	$1,618	23%	$3,921	$3,458	13%
Gain (loss) on loan hedges(2)(3)	(62)	9	NM	(48)	(95)	49
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$1,921	$1,627	18%	$3,873	$3,363	15%
Investment banking fees
Advisory	$408	$268	52%	$832	$498	67%
Equity underwriting (Equity Capital Markets (ECM))	218	174	25	345	345	—
Debt underwriting (Debt Capital Markets (DCM))	432	493	(12)	985	1,064	(7)
Total	$1,058	$935	13%	$2,162	$1,907	13%

Revenue by geography
North America	$781	$749	4%	$1,770	$1,522	16%
International	1,140	878	30	2,103	1,841	14
Total	$1,921	$1,627	18%	$3,873	$3,363	15%
International revenue by cluster
United Kingdom	$260	$156	67%	$523	$389	34%
Japan, Asia North and Australia (JANA)	216	159	36	407	320	27
LATAM	192	183	5	351	407	(14)
Asia South	150	114	32	277	235	18
Europe	247	194	27	390	342	14
Middle East and Africa (MEA)	75	72	4	155	148	5
Total	$1,140	$878	30%	$2,103	$1,841	14%
Key drivers(4) (in billions of dollars)
Average loans	$84	$89	(6)%	$83	$89	(7)%
NCLs as a percentage of average loans	0.08%	0.18%		0.12%	0.24%
ACLL as a percentage of EOP loans(5)	1.72%	1.42%

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

2Q25 vs. 2Q24
Net income of $463 million increased 14%, driven by higher revenues, largely offset by an increase in cost of credit.
Revenues increased 18% (including gain (loss) on loan hedges), driven by growth in Corporate Lending (excluding the impact of gain (loss) on loan hedges), and Investment Banking, partially offset by the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 23%.
Investment Banking revenues increased 15%, driven by increases in investment banking fees and net interest income, partially offset by higher revenue share with Banking—Corporate Lending. Investment banking fees increased 13%, reflecting growth in Advisory and ECM, partially offset by a decline in DCM. Advisory fees increased 52%, driven by share gains across several sectors and with financial sponsors. ECM fees were up 25%, driven by strength in convertibles and IPOs. DCM fees were down 12%, driven by decreased investment-grade volumes compared to very strong performance in the prior-year period, partially offset by continued share gains in leveraged finance.
Corporate Lending revenues increased 21%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues increased 31%, primarily driven by higher lending revenue share from Services, Markets and Investment Banking.
Expenses increased 1%, driven by higher volume and other revenue-related expenses and continued business investments, primarily offset by the benefits of prior repositioning actions.
Provisions were $173 million, reflecting a net ACL build of $157 million, and net credit losses of $16 million. The net ACL build was primarily driven by changes in portfolio composition. Provisions were a benefit of $32 million in the prior-year period, reflecting a net ACL release of $72 million, driven by an improved macroeconomic outlook, and net credit losses of $40 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
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

2025 YTD vs. 2024 YTD
Net income of $1.0 billion increased 8%, driven by higher revenues and lower expenses, primarily offset by increased cost of credit.
Revenues increased 15% (including losses on loan hedges), reflecting higher Investment Banking revenues, as well as higher revenues in Corporate Lending and lower losses on loan hedges (a $48 million loss versus a $95 million loss in the prior-year period). Excluding the impact of losses on loan hedges, Banking revenues increased 13%.
Investment Banking revenues increased 13%, reflecting a 13% increase in investment banking fees, driven by growth in Advisory, partially offset by a decline in DCM. Advisory fees increased 67%, due to strong previously announced deals that closed, with share gains across several sectors and financial sponsors. ECM fees were largely unchanged, including the impact of accelerated volumes toward the end of the second quarter of 2025, following a slow start to the year. DCM fees were down 7%, as Citi’s investment-grade volumes decreased compared to very strong performance in the prior-year period.
Corporate Lending revenues increased 17%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, Corporate Lending revenues increased 13%, driven by higher lending revenue share, partially offset by the impact of lower average loan balances, which were down 7%.
Expenses decreased 6%, largely driven by the benefits of prior repositioning actions and other related actions.
Provisions were $387 million, reflecting a net ACL build of $337 million, and net credit losses of $50 million. The net ACL build was driven by changes in portfolio composition and uncertainty and a deterioration in the macroeconomic outlook. Provisions were a benefit of $161 million in the prior-year period, reflecting a net ACL release of $267 million, primarily driven by changes in portfolio composition and an improved macroeconomic outlook, and net credit losses of $106 million.

WEALTH

Wealth includes the Private Bank, Citigold and Wealth at Work and provides financial services to a range of client segments consisting of ultra-high net worth, high net worth and affluent clients. These services include banking, investment, lending, custody and trust product offerings in approximately 20 countries, including the U.S., Mexico and four wealth management centers: Singapore, Hong Kong, the UAE and London.
The Private Bank provides financial services to ultra-high net worth clients through customized product offerings. Citigold provides financial services to affluent and high net worth clients through elevated product offerings and financial relationships. Wealth at Work provides financial services to professional industries (including law firms, consulting groups and accounting and asset management firms) through tailored solutions.
At June 30, 2025, Wealth had $635 billion in client investment assets, $310 billion in deposits and $151 billion in loans, including $89 billion in mortgage loans, $31 billion in margin loans, $26 billion in personal, small business and other loans and $5 billion in outstanding credit card balances. For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,278	$1,047	22%	$2,552	$2,028	26%
Fee revenue
Commissions and fees(1)	370	342	8	769	680	13
Other(2)	245	232	6	492	463	6
Total fee revenue	$615	$574	7%	$1,261	$1,143	10%
All other(3)	273	186	47	449	323	39
Total non-interest revenue	$888	$760	17%	$1,710	$1,466	17%
Total revenues, net of interest expense(1)	2,166	1,807	20	4,262	3,494	22
Total operating expenses(1)	$1,558	$1,535	1%	$3,197	$3,171	1%
Net credit losses on loans	40	35	14	78	64	22
Credit reserve build (release) for loans	(64)	(43)	(49)	(3)	(233)	99
Provision (release) for credit losses on unfunded lending commitments	(2)	—	NM	(3)	(8)	63
Provisions for benefits and claims (PBC), and other assets	—	(1)	100	—	(2)	100
Provisions (releases) for credit losses and PBC	$(26)	$(9)	(189)%	$72	$(179)	NM
Income from continuing operations before taxes	$634	$281	126%	$993	$502	98%
Income taxes	140	71	97	215	117	84
Income from continuing operations	$494	$210	135%	$778	$385	102%
Noncontrolling interests	—	—	—	—	—	—
Net income	$494	$210	135%	$778	$385	102%
Efficiency ratio	72%	85%		75%	91%
Balance Sheet data (in billions of dollars)
EOP assets	$228	$228	—%
Average assets	226	230	(2)	$225	$233	(3)%
Revenue by line of business
Private Bank	$731	$611	20%	$1,395	$1,182	18%
Citigold	1,214	1,001	21	2,378	1,936	23
Wealth at Work	221	195	13	489	376	30
Total	$2,166	$1,807	20%	$4,262	$3,494	22%
Revenue by geography
North America	$1,081	$847	28%	$2,154	$1,620	33%
International	1,085	960	13	2,108	1,874	12
Total	$2,166	$1,807	20%	$4,262	$3,494	22%

International revenue by cluster
United Kingdom	$109	$85	28%	$214	$158	35%
Japan, Asia North and Australia (JANA)	383	336	14	740	648	14
LATAM	40	33	21	77	63	22
Asia South	381	332	15	753	665	13
Europe	85	81	5	149	155	(4)
Middle East and Africa (MEA)	87	93	(6)	175	185	(5)
Total	$1,085	$960	13%	$2,108	$1,874	12%
Key drivers(4) (in billions of dollars)
EOP client balances
Client investment assets(5)	$635	$541	17%
Deposits	310	318	(3)
Loans	151	150	—
Total	$1,096	$1,009	9%
Net new investment assets (NNIA)(6)	$2.0	$10.3	(81)%	$18.5	$13.1	41%
Average deposits	308	316	(3)	309	316	(2)
Average loans	149	150	(1)	148	150	(1)
ACLL as a percentage of EOP loans	0.36%	0.35%

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
(6)    Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. See “Glossary” below for additional information.
NM Not meaningful

2Q25 vs. 2Q24
Net income was $494 million, compared to $210 million in the prior-year period, driven by higher revenues, partially offset by higher expenses.
Revenues increased 20%, driven by growth across Citigold, Private Bank and Wealth at Work. Net interest income increased 22%, driven by growth in deposit spreads, partially offset by lower mortgage spreads and lower deposit balances. Non-interest revenue increased 17%, driven by an $80 million gain on the sale of an alternative investments fund platform, as well as higher investment fee revenues, with client investment assets up 17%.
Client balances increased 9%, driven by higher client investment assets, partially offset by lower deposits. NNIA inflows were $2.0 billion in the current period. Net inflows slowed versus the first quarter of 2025, impacted by several large outflows. NNIA increased to nearly $48 billion over the last 12 months, representing 9% organic growth.
Average deposits decreased 3%, driven by client tax payments and other operating outflows, as well as a shift in deposits to higher-yielding investments on Citi’s platform, partially offset by transfers of certain relationships and the associated deposits to Wealth from USPB (including $4 billion of transfers during the second quarter of 2025). Average loans decreased 1%, driven by the transfers of certain relationships and associated mortgage loans to USPB from Wealth and reductions across other lending portfolios, primarily offset by growth in securities-based lending volumes.

Private Bank revenues increased 20%, driven by the sale of the alternative investments fund platform, higher deposit spreads and higher investment fee revenues, partially offset by lower mortgage spreads.
Citigold revenues increased 21%, driven by higher deposit spreads, higher investment fee revenues and higher lending revenues, partially offset by lower deposit balances.
Wealth at Work revenues increased 13%, driven by higher deposit spreads and higher investment fee revenues, largely offset by lower mortgage spreads.
Expenses increased 1%, driven by higher volume and other revenue-related expenses, episodic items and higher severance costs, primarily offset by benefits from prior repositioning actions and lower deposit insurance costs.
Provisions were a benefit of $26 million, reflecting a net ACL release of $66 million, and net credit losses of $40 million. The net ACL release was driven by an improved macroeconomic outlook and changes in portfolio composition, partially offset by an increase in reserves due to consumer mortgages enrolled in forbearance programs related to the California wildfires. Provisions were a benefit of $9 million in the prior-year period, reflecting a net ACL release of $44 million, primarily driven by an improved macroeconomic outlook, and net credit losses of $35 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

2025 YTD vs. 2024 YTD
Net income was $778 million, compared to $385 million in the prior-year period, driven by higher revenues, partially offset by higher cost of credit and higher expenses.
Revenues increased 22%, driven by growth across all lines of business. Net interest income was up 26%, driven by higher deposit spreads, partially offset by lower average deposit balances (down 2%). Non-interest revenue increased 17%, driven by higher investment fee revenues and the sale of the alternative investments fund platform.
Private Bank revenues increased 18%, driven by higher deposit spreads, the sale of the alternative investments fund platform and higher investment fee revenues, partially offset by lower mortgage spreads.
Citigold revenues increased 23%, driven by higher deposit spreads, higher investment fee revenues and higher lending revenues, partially offset by lower average deposit balances.
Wealth at Work revenues increased 30%, driven by higher deposit spreads and higher investment fee revenues, partially offset by lower mortgage spreads.
Expenses increased 1%, driven by higher volume and other revenue-related expenses and severance costs, primarily offset by the benefits from prior repositioning actions.
Provisions were $72 million, reflecting net credit losses of $78 million, and a net ACL release of $6 million. The net ACL release was driven by changes in portfolio composition, largely offset by a deterioration in the macroeconomic outlook.
Provisions were a benefit of $179 million in the prior-year period, reflecting a net ACL release of $243 million, driven by changes in the margin lending portfolio and an improved macroeconomic outlook, and net credit losses of $64 million.

U.S. PERSONAL BANKING

U.S. Personal Banking (USPB) includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans. Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears). Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers. Retail Banking branches are concentrated in six key metropolitan areas: New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C.
At June 30, 2025, USPB had $167 billion in outstanding credit card balances, $91 billion in deposits, $48 billion in mortgages, $4 billion in personal installment loans and $1 billion in small business and personal loans. For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income	$5,471	$5,103	7%	$11,012	$10,329	7%
Fee revenue
Interchange fees(1)(2)	2,499	2,437	3	4,823	4,720	2
Card rewards and partner payments	(3,008)	(2,847)	(6)	(5,829)	(5,427)	(7)
Other(2)	147	114	29	290	219	32
Total fee revenue	$(362)	$(296)	(22)%	$(716)	$(488)	(47)%
All other(3)	10	25	(60)	51	100	(49)
Total non-interest revenue	$(352)	$(271)	(30)%	$(665)	$(388)	(71)%
Total revenues, net of interest expense(1)	5,119	4,832	6	10,347	9,941	4
Total operating expenses(1)	$2,381	$2,355	1%	$4,823	$4,805	—%
Net credit losses on loans	1,889	1,931	(2)	3,872	3,795	2
Credit reserve build (release) for loans	(6)	382	NM	(177)	719	NM
Provision for credit losses on unfunded lending commitments	1	—	NM	1	—	NM
Provisions for benefits and claims (PBC), and other assets	1	2	(50)	—	5	(100)
Provisions for credit losses and PBC	$1,885	$2,315	(19)%	$3,696	$4,519	(18)%
Income from continuing operations before taxes	$853	$162	427%	$1,828	$617	196%
Income taxes	204	41	398	434	149	191
Income from continuing operations	$649	$121	436%	$1,394	$468	198%
Noncontrolling interests	—	—	—	—	—	—
Net income	$649	$121	436%	$1,394	$468	198%
Efficiency ratio	47%	49%		47%	48%
Balance Sheet data (in billions of dollars)
EOP assets	$251	$242	4%
Average assets	247	239	3	$247	$236	5%
EOP loans	220	210	5
EOP deposits	91	86	5
Revenue by line of business(1)(4)
Branded Cards	$2,822	$2,536	11%	$5,714	$5,188	10%
Retail Services	1,649	1,735	(5)	3,324	3,625	(8)
Retail Banking	648	561	16	1,309	1,128	16
Total	$5,119	$4,832	6%	$10,347	$9,941	4%

Key drivers(5) (in billions of dollars, except as otherwise noted)
Average loans	$217	$206	5%	$217	$205	6%
ACLL as a percentage of EOP loans(6)	6.34%	6.60%
NCLs as a percentage of average loans	3.49%	3.76%		3.61%	3.72%
Average deposits	90	93	(3)	90	97	(7)
Branded Cards
Credit card spend volume	$136	$131	4%	$261	$252	4%
Average loans	118	113	5	117	112	5
NCLs as a percentage of average loans	3.80%	3.88%		3.88%	3.80%
New credit cards account acquisitions(7) (in thousands of accounts)	1,194	1,144	4	2,494	2,314	8
Retail Services
Credit card spend volume	$23	$24	(3)%	$42	$44	(4)%
Average loans	50	51	(2)	51	51	(1)
NCLs as a percentage of average loans	5.89%	6.45%		6.15%	6.38%
New credit cards account acquisitions(7) (in thousands of accounts)	2,061	2,034	1	3,601	3,692	(2)
Retail Banking
Branches (actual)	650	641	1%
Average mortgage loans	$47	$41	15	$47	$41	15%
NCLs as a percentage of average loans	0.27%	0.24%		0.26%	0.25%

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
NM Not meaningful

2Q25 vs. 2Q24
Net income was $649 million, compared to $121 million in the prior-year period, driven by lower cost of credit and higher revenues.
Revenues increased 6%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 7%, driven by net interest margin expansion and interest-earning balance growth in Branded Cards, as well as higher deposit spreads in Retail Banking. Non-interest revenue decreased 30%, largely driven by higher partner payment accruals in Retail Services.
Branded Cards revenues increased 11%, driven by net interest margin expansion and interest-earning balance growth, which was up 7%. Branded Cards average loans increased 5%, driven by higher card spend volume, which was up 4%, and higher revolving balances.
Retail Services revenues decreased 5%, driven by higher partner payment accruals, due to lower net credit losses and lower interest-earning balances. Retail Services average loans decreased 2%, due to lower card spend volume. Card spend volume decreased 3%, across all spend categories.
Retail Banking revenues increased 16%, driven by the impact of higher deposit spreads. Average deposits decreased 3%, as net new deposits were more than offset by transfers of certain relationships and the associated deposits to Wealth (including $4 billion of transfers during the second quarter of 2025).
Expenses increased 1%, as higher fraud-related expenses were offset by benefits from continued productivity savings.
Provisions were $1.9 billion, reflecting net credit losses of $1.9 billion, and a net ACL release of $4 million. Net credit losses declined 2%, driven by Retail Services, which declined 10%, reflecting improvements in portfolio performance, partially offset by higher net credit losses in Branded Cards, which increased 3%, reflecting loan growth. The net ACL release was driven by improvements in portfolio quality, including seasonal mix changes, offset by a deterioration in the outlook for the U.S. unemployment rate, as well as loan growth. Provisions were $2.3 billion in the prior-year period, reflecting net credit losses of $1.9 billion, and a net ACL build of $384 million, driven by loan growth. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

2025 YTD vs. 2024 YTD
Net income was $1.4 billion, compared to $468 million in the prior-year period, driven by lower cost of credit and higher revenues.
Revenues increased 4%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 7%, driven by net interest margin expansion and interest-earning balance growth in Branded Cards, as well as higher deposit spreads in Retail Banking. Non-interest revenue decreased 71%, primarily driven by higher partner payment accruals in Retail Services.
Branded Cards revenues increased 10%, driven by net interest margin expansion and interest-earning balance growth, which was up 7%. Branded Cards average loans increased 5%, driven by higher card spend volume, which was up 4%, and higher revolving balances.
Retail Services revenues decreased 8%, primarily driven by higher partner payment accruals and incentives to card holders. Retail Services average loans decreased 1%, due to lower card spend volume. Card spend volume decreased 4%, across all spend categories.
Retail Banking revenues increased 16%, driven by the impact of higher deposit spreads. Average deposits decreased 7%, as net new deposits were more than offset by transfers of certain relationships and the associated deposits to Wealth.
Expenses were unchanged, as continued productivity savings were offset by higher advertising and marketing, legal and fraud-related expenses.
Provisions were $3.7 billion, reflecting net credit losses of $3.9 billion, and a net ACL release of $176 million. Net credit losses increased 2%, driven by higher net credit losses in Branded Cards, which increased 7%, reflecting loan growth, largely offset by a decrease in Retail Services, which decreased 5%, reflecting improvements in portfolio performance. The net ACL release was driven by a reduction in loan volume and changes in portfolio composition, largely offset by a deterioration in the macroeconomic outlook. Provisions were $4.5 billion in the prior-year period, reflecting net credit losses of $3.8 billion, and a net ACL build of $724 million, driven by changes in portfolio composition.

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are reflected on each relevant line item in Citi’s Consolidated Statement of Income.
All Other (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to (i) Citi’s divestitures of its Asia
Consumer businesses and (ii) the planned IPO of Banamex, within Legacy Franchises. Legacy Franchises (managed basis) results also exclude these divestiture-related impacts. Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	Second Quarter
	2025			2024
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)
Net interest income	$1,364	$—	$1,364	$1,553	$—	$1,553
Non-interest revenue	157	(177)	334	452	33	419
Total revenues, net of interest expense(1)	$1,521	$(177)	$1,698	$2,005	$33	$1,972
Total operating expenses(1)	$2,313	$37	$2,276	$2,191	$85	$2,106
Net credit losses on loans	261	5	256	211	(3)	214
Credit reserve build (release) for loans	70	—	70	(1)	—	(1)
Provision for credit losses on unfunded lending commitments	(6)	—	(6)	(3)	—	(3)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	54	—	54	33	—	33
Provisions (benefits) for credit losses and PBC	$379	$5	$374	$240	$(3)	$243
Income (loss) from continuing operations before taxes	$(1,171)	$(219)	$(952)	$(426)	$(49)	$(377)
Income taxes (benefits)	(403)	(39)	(364)	18	(17)	35
Income (loss) from continuing operations	$(768)	$(180)	$(588)	$(444)	$(32)	$(412)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Noncontrolling interests	(21)	—	(21)	(10)	—	(10)
Net income (loss)	$(747)	$(180)	$(567)	$(434)	$(32)	$(402)
Asia Consumer revenues	$(22)	$(177)	$155	$252	$33	$219

	Six Months
	2025			2024
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(5)	All Other (managed basis)
Net interest income	$2,559	$—	$2,559	$3,248	$—	$3,248
Non-interest revenue	407	(177)	584	1,121	21	1,100
Total revenues, net of interest expense(1)	$2,966	$(177)	$3,143	$4,369	$21	$4,348
Total operating expenses(1)	$4,571	$71	$4,500	$4,986	$195	$4,791
Net credit losses on loans	517	5	512	471	8	463
Credit reserve build (release) for loans	132	(11)	143	(94)	—	(94)
Provision for credit losses on unfunded lending commitments	(7)	—	(7)	(8)	—	(8)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	85	—	85	68	—	68
Provisions (benefits) for credit losses and PBC	$727	$(6)	$733	$437	$8	$429
Income (loss) from continuing operations before taxes	$(2,332)	$(242)	$(2,090)	$(1,054)	$(182)	$(872)
Income taxes (benefits)	(696)	(47)	(649)	(33)	(56)	23
Income (loss) from continuing operations	$(1,636)	$(195)	$(1,441)	$(1,021)	$(126)	$(895)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests	(5)	—	(5)	(17)	—	(17)
Net income (loss)	$(1,632)	$(195)	$(1,437)	$(1,005)	$(126)	$(879)
Asia Consumer revenues	$113	$(177)	$290	$492	$21	$471

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The three months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after tax) related to the announced sale of the Poland consumer banking business and (ii) approximately $37 million in operating expenses (approximately $26 million after-tax), primarily related to separation costs in Mexico.
(3)    The three months ended June 30, 2024 includes approximately $85 million in operating expenses (approximately $58 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.
(4)    The six months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after tax) related to the announced sale of the Poland consumer banking business and (ii) approximately $71 million in operating expenses (approximately $49 million after-tax), largely related to separation costs in Mexico and severance costs in the Asia exit markets.
(5)    The six months ended June 30, 2024 includes approximately $195 million in operating expenses (approximately $135 million after-tax) related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.

ALL OTHER—Managed Basis

At June 30, 2025, All Other (managed basis) had $212 billion in assets, primarily related to (i) Banamex and Asia Consumer reported within Legacy Franchises (managed basis) and (ii) Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes:

•Banamex (Banamex Consumer and Banamex SBMM);
•Asia Consumer, primarily representing the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia); and
•Legacy Holdings Assets, consisting of $1.9 billion of legacy consumer mortgage loans in North America, as well as other legacy assets.

Banamex operates primarily through Grupo Financiero Banamex S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products. As previously disclosed, Citi completed the separation of Banamex from its Services, Markets, Banking and Wealth businesses in Mexico in the fourth quarter of 2024, and intends to pursue an IPO of Banamex, the timing of which will be driven by regulatory approvals and market conditions. For additional information, see “Forward-Looking Statements” below. Citi will retain its Services, Markets, Banking and Wealth businesses in Mexico.

Since announcing its intention to exit consumer banking across 14 markets in Asia, Europe, the Middle East and Mexico as part of its strategic refresh, Citi has now closed sales in nine of those markets; has announced the sale of the Poland consumer banking business, which is expected to close by mid-2026, subject to regulatory approvals and other customary closing conditions; and has continued to make progress on its wind-downs in Korea and Russia (Citi completed the wind-down of its consumer loan portfolio in Russia during the second quarter of 2025). The previously announced wind-down of Citi’s consumer business in China is substantially complete. See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Risk Factors—Other Risks” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.
At June 30, 2025, on a combined basis, Legacy Franchises (managed basis) had 1,291 retail branches, $40 billion in deposits, $16 billion in retail banking loans and $9 billion in outstanding credit card balances. In addition, Banamex SBMM had $7 billion in outstanding corporate loans. For additional information on the loans and deposits of Banamex and Asia Consumer, see “Banamex—” and “Asia Consumer—key indicators” in the table below.

Corporate/Other
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024
Net interest income	$1,364	$1,553	(12)%	$2,559	$3,248	(21)%
Non-interest revenue	334	419	(20)	584	1,100	(47)
Total revenues, net of interest expense(1)	$1,698	$1,972	(14)%	$3,143	$4,348	(28)%
Total operating expenses(1)	$2,276	$2,106	8%	$4,500	$4,791	(6)%
Net credit losses on loans	256	214	20	512	463	11
Credit reserve build (release) for loans	70	(1)	NM	143	(94)	NM
Provision (release) for credit losses on unfunded lending commitments	(6)	(3)	(100)	(7)	(8)	13
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	54	33	64	85	68	25
Provisions for credit losses and PBC	$374	$243	54%	$733	$429	71%
Income (loss) from continuing operations before taxes	$(952)	$(377)	(153)%	$(2,090)	$(872)	(140)%
Income taxes (benefits)	(364)	35	NM	(649)	23	NM
Income (loss) from continuing operations	$(588)	$(412)	(43)%	$(1,441)	$(895)	(61)%
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	(1)	—
Noncontrolling interests	(21)	(10)	(110)	(5)	(17)	71
Net income (loss)	$(567)	$(402)	(41)%	$(1,437)	$(879)	(63)%
Balance Sheet data (in billions of dollars)
EOP assets	$212	$197	8%
Average assets	210	197	7	$206	$197	5%
Revenue by line of business(1)
Banamex	$1,536	$1,633	(6)%	$3,003	$3,196	(6)%
Asia Consumer	155	219	(29)	290	471	(38)
Legacy Holdings Assets	—	(133)	100	19	(129)	NM
Corporate/Other	7	253	(97)	(169)	810	NM
Total	$1,698	$1,972	(14)%	$3,143	$4,348	(28)%
Banamex—key indicators (in billions of dollars)
EOP loans	$26.8	$24.5	9%
EOP deposits	38.4	37.6	2
Average loans	25.5	25.3	1	$24.6	$25.2	(2)%
NCLs as a percentage of average loans (Banamex Consumer only)	5.28%	4.30%		5.39%	4.47%
Loans 90+ days past due as a percentage of EOP loans (Banamex Consumer only)	1.58	1.32
Loans 30–89 days past due as a percentage of EOP loans (Banamex Consumer only)	1.52	1.33
Asia Consumer—key indicators(2) (in billions of dollars)
EOP loans	$3.0	$5.6	(46)%
EOP deposits	1.5	8.3	(82)
Average loans	4.0	6.1	(34)	$4.4	$6.5	(32)%
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2.1	$2.4	(13)%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under held-for-sale (HFS) accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

2Q25 vs. 2Q24
Net loss was $567 million, compared to a net loss of $402 million in the prior-year period, driven by lower revenues, higher expenses and higher cost of credit, partially offset by higher income tax benefits, largely due to the resolution of a tax audit.
All Other (managed basis) revenues decreased 14%, driven by lower revenues in both Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 2%, due to lower revenues in Banamex and Asia Consumer (managed basis), primarily offset by higher revenues in Legacy Holdings Assets.
Banamex revenues decreased 6%, driven by depreciation of the Mexican peso and an episodic item, largely offset by revenues from higher lending volumes in the retail banking and cards businesses, higher deposit volumes and higher fee revenues.
Asia Consumer (managed basis) revenues decreased 29%, driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues increased to $0 million from $(133) million, reflecting higher funding costs in the prior-year period.
Corporate/Other revenues decreased to $7 million, compared to $253 million in the prior-year period, driven by lower net interest income resulting from actions taken over the last 12 months to reduce Citi’s asset sensitivity in a declining interest rate environment.
Expenses increased 8%, driven by higher severance costs related to the realignment of the technology workforce and higher investments in Citi’s transformation and technology, primarily offset by a reduction from the closed exits and wind-downs, the absence of civil money penalties in the prior-year period, the impact of Mexican peso depreciation and lower deposit insurance costs.
Provisions were $374 million, reflecting net credit losses of $256 million, and a net ACL build of $118 million. Net credit losses increased 20%, driven by higher lending volumes and portfolio seasoning in Banamex. The net ACL build was primarily driven by increased loan volumes and changes in portfolio composition in consumer loans in Banamex and transfer risk associated with client activity in Russia. Provisions were $243 million in the prior-year period, reflecting net credit losses of $214 million, driven by Banamex, and a net ACL build of $29 million, driven by changes in portfolio composition in consumer loans in Banamex and transfer risk associated with client activity in Russia.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on the consumer portion of All Other—Legacy Franchises, including the Banamex Consumer loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.
2025 YTD vs. 2024 YTD
Net loss was $1.4 billion, compared to a net loss of $879 million in the prior-year period, driven by lower revenues and higher cost of credit, largely offset by higher income tax benefits and lower expenses.
All Other (managed basis) revenues decreased 28%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 6%, due to lower revenues in Banamex and Asia Consumer (managed basis), partially offset by higher revenues in Legacy Holdings Assets.
Banamex revenues decreased 6%, driven by depreciation of the Mexican peso and an episodic item, largely offset by revenues from higher lending volumes in the retail banking and cards businesses, higher deposit volumes and higher fee revenues.
Asia Consumer (managed basis) revenues decreased 38%, driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues increased to $19 million, compared to $(129) million in the prior-year period, reflecting higher funding costs in the prior-year period.
Corporate/Other revenues were $(169) million, compared to $810 million in the prior-year period, largely driven by lower net interest income resulting from actions taken over the last 12 months to reduce Citi’s asset sensitivity in a declining interest rate environment.
Expenses decreased 6%, driven by lower deposit insurance costs (see Note 17), a reduction from the closed exits and wind-downs, the impact of Mexican peso depreciation, the absence of a restructuring charge versus the prior-year period (see Note 9) and the absence of civil money penalties in the prior-year period. This decline was partially offset by higher severance costs related to the realignment of the technology workforce and higher investments in Citi’s transformation and technology.
Provisions were $733 million, reflecting net credit losses of $512 million, and a net ACL build of $221 million. Net credit losses increased 11%, driven by higher lending volumes and portfolio seasoning in Banamex. The net ACL build was primarily driven by increased loan volume and changes in portfolio composition in consumer loans in Banamex and a deterioration in the macroeconomic outlook. Provisions were $429 million in the prior-year period, reflecting net credit losses of $463 million, and a net ACL release of $34 million, driven by changes in portfolio composition in consumer loans in Banamex.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2024 Form 10-K.
During the second quarter of 2025, Citi returned a total of $3.1 billion of capital to common shareholders in the form of $2.0 billion in share repurchases (approximately 27 million common shares) under Citi’s multiyear $20 billion common stock repurchase program and $1.1 billion in dividends. For the third quarter of 2025, Citi is targeting common share repurchases of at least $4 billion, subject to market conditions and other factors. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.56 per share for the second quarter of 2025, and on July 14, 2025, declared common dividends of $0.60 per share for the third quarter of 2025. Citi plans to maintain a quarterly common dividend of $0.60 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.5% as of June 30, 2025, compared to 13.4% as of March 31, 2025 and 13.6% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 12.1% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.9% as of June 30, 2025 and March 31, 2025, compared to 12.1% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio increased under the Standardized Approach from March 31, 2025, driven primarily by net income and net beneficial movements in AOCI, partially offset by common share repurchases, the payment of common and preferred dividends and an increase in Standardized Approach RWA. The CET1 Capital ratio under the Advanced Approaches framework remained largely unchanged from March 31, 2025, as net income and net beneficial movements in AOCI were largely offset by common share repurchases, the payment of common and preferred dividends and an increase in Advanced Approaches RWA.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches from year-end 2024, primarily driven by common share repurchases, the payment of common and preferred dividends and increases in Standardized Approach RWA and Advanced Approaches RWA, partially offset by year-to-date net income of $8.1 billion and net beneficial movements in AOCI.

Stress Capital Buffer
In June 2025, the FRB communicated that Citi’s indicative Stress Capital Buffer (SCB) requirement is 3.6%, down from the current 4.1%. Accordingly, based on the current SCB standard, Citi’s required regulatory CET1 Capital ratio effective October 1, 2025 is expected to decrease to 11.6% from 12.1% under the Standardized Approach, incorporating the indicative 3.6% SCB and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) will remain unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
A proposed rulemaking from the FRB, which would modify the calculation and the effective date of the SCB requirement, remains outstanding. For information on the proposed changes to the SCB, see “Capital Resources—Regulatory Capital Standards and Developments” below.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of June 30, 2025, March 31, 2025 and December 31, 2024:

	Advanced Approaches(1)			Standardized Approach(2)
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2025	March 31, 2025	December 31, 2024
CET1 Capital ratio	10.5%	10.5%	10.5%	12.1%	12.1%	12.1%
Tier 1 Capital ratio	12.0	12.0	12.0	13.6	13.6	13.6
Total Capital ratio	14.0	14.0	14.0	15.6	15.6	15.6

(1)For all periods presented, Citi’s required risk-based capital ratios under the Advanced Approaches included the 2.5% Capital Conservation Buffer and 3.5% GSIB (Global Systemically Important Bank) surcharge (all of which must be composed of CET1 Capital).
(2)Citi’s required risk-based capital ratios under the Standardized Approach included the 4.1% SCB and 3.5% GSIB surcharge (all of which must be composed of CET1 Capital). See “Stress Capital Buffer” above for more information. For additional information on regulatory capital buffers, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2024 Form 10-K.

The following tables present Citi’s capital components and ratios as of June 30, 2025, March 31, 2025 and December 31, 2024:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2025	March 31, 2025	December 31, 2024
CET1 Capital(1)	$158,943	$155,839	$155,363	$158,943	$155,839	$155,363
Tier 1 Capital(1)	176,619	175,514	174,527	176,619	175,514	174,527
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	204,181	201,355	197,371	212,915	209,930	205,827
Total Risk-Weighted Assets	1,335,913	1,306,822	1,280,190	1,178,756	1,162,306	1,139,988
Credit Risk(1)	$958,329	$924,860	$901,345	$1,116,409	$1,090,672	$1,073,354
Market Risk	61,492	70,873	66,221	62,347	71,634	66,634
Operational Risk	316,092	311,089	312,624	—	—	—
CET1 Capital ratio(2)	11.90%	11.93%	12.14%	13.48%	13.41%	13.63%
Tier 1 Capital ratio(2)	13.22	13.43	13.63	14.98	15.10	15.31
Total Capital ratio(2)	15.28	15.41	15.42	18.06	18.06	18.06

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2025	March 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(1)(3)		$2,608,993	$2,478,351	$2,433,364
Total Leverage Exposure(1)(4)		3,195,323	3,033,450	2,985,418
Leverage ratio	4.0%	6.77%	7.08%	7.17%
Supplementary Leverage ratio	5.0	5.53	5.79	5.85

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
(4)Supplementary Leverage ratio denominator. Represents quarterly average on-balance sheet assets and certain off-balance sheet exposures less amounts deducted from Tier 1 Capital.

As indicated in the table above, Citigroup’s capital ratios at June 30, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agencies definitions as of June 30, 2025.

Components of Citigroup Capital

In millions of dollars	June 30, 2025	December 31, 2024
CET1 Capital
Citigroup common stockholders’ equity(1)	$196,931	$190,815
Add: Qualifying noncontrolling interests	200	186
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	—	757
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(141)	(220)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(408)	(910)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	18,524	17,994
Identifiable intangible assets other than MSRs, net of related DTLs	3,236	3,357
Less: Defined benefit pension plan net assets and other	1,610	1,504
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,163	11,628
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	4,204	3,042
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$158,943	$155,363
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$16,291	$17,783
Qualifying trust preferred securities(6)	1,428	1,422
Qualifying noncontrolling interests	32	30
Regulatory capital deductions:
Less: Other	75	71
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$17,676	$19,164
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$176,619	$174,527
Tier 2 Capital
Qualifying subordinated debt	$22,631	$18,185
Qualifying noncontrolling interests	40	38
Eligible allowance for credit losses(2)(7)	14,138	13,560
Regulatory capital deduction:
Less: Other	513	483
Total Tier 2 Capital (Standardized Approach)	$36,296	$31,300
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$212,915	$205,827
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,734)	$(8,456)
Total Tier 2 Capital (Advanced Approaches)	$27,562	$22,844
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$204,181	$197,371

(1)Issuance costs of $59 million and $67 million related to outstanding noncumulative perpetual preferred stock at June 30, 2025 and December 31, 2024, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
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
(4)Of Citi’s $29.5 billion of net DTAs at June 30, 2025, $11.2 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $4.2 billion of DTAs arising from temporary differences that exceeded the 10% limitation, were excluded from Citi’s CET1 Capital as of June 30, 2025. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2025 and December 31, 2024, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.4 billion and $5.1 billion at June 30, 2025 and December 31, 2024, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
CET1 Capital, beginning of period	$155,839	$155,363
Net income (loss)	4,019	8,083
Common and preferred dividends declared	(1,350)	(2,691)
Treasury stock	(2,006)	(3,044)
Common stock and additional paid-in capital	215	(286)
CTA net of hedges, net of tax	1,966	2,816
Unrealized gains (losses) on debt securities AFS, net of tax	278	793
Defined benefit plans liability adjustment, net of tax	(37)	(63)
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	34	(65)
Other Accumulated other comprehensive income (loss) (AOCI)	—	5
Goodwill, net of related DTLs	(402)	(530)
Identifiable intangible assets other than MSRs, net of related DTLs	55	121
Defined benefit pension plan net assets	(25)	(51)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	354	465
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	57	(1,162)
CECL transition provision	—	(757)
Other	(54)	(54)
Net change in CET1 Capital	$3,104	$3,580
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$158,943	$158,943
Additional Tier 1 Capital, beginning of period	$19,675	$19,164
Qualifying perpetual preferred stock	(1,992)	(1,492)
Qualifying trust preferred securities	3	6
Other	(10)	(2)
Net change in Additional Tier 1 Capital	$(1,999)	$(1,488)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$176,619	$176,619
Tier 2 Capital, beginning of period (Standardized Approach)	$34,416	$31,300
Qualifying subordinated debt	1,401	4,446
Eligible allowance for credit losses	327	578
Other	152	(28)
Net change in Tier 2 Capital (Standardized Approach)	$1,880	$4,996
Tier 2 Capital, end of period (Standardized Approach)	$36,296	$36,296
Total Capital, end of period (Standardized Approach)	$212,915	$212,915
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,841	$22,844
Qualifying subordinated debt	1,401	4,446
Excess of eligible credit reserves over expected credit losses	168	300
Other	152	(28)
Net change in Tier 2 Capital (Advanced Approaches)	$1,721	$4,718
Tier 2 Capital, end of period (Advanced Approaches)	$27,562	$27,562
Total Capital, end of period (Advanced Approaches)	$204,181	$204,181

(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total Risk-Weighted Assets, beginning of period	$1,162,306	$1,139,988
General credit risk exposures(1)	8,960	4,627
Derivatives(2)	4,871	5,999
Securities financing transactions(3)	7,763	16,695
Securitization exposures	308	1,876
Equity exposures	(69)	1,776
Other exposures(4)	3,904	12,082
Net change in Credit Risk-Weighted Assets	$25,737	$43,055
Net change in Market Risk-Weighted Assets(5)	$(9,287)	$(4,287)
Total Risk-Weighted Assets, end of period	$1,178,756	$1,178,756

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and six months ended June 30, 2025, primarily due to increased lending exposures, partially offset by the recategorization of certain exposures to other assets in March 2025.
(2)Derivatives increased during the three and six months ended June 30, 2025, mainly due to increased exposures.
(3)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed and eligible margin loans. Securities financing transactions increased during the three and six months ended June 30, 2025, primarily driven by increased exposures.
(4)Other exposures increased during the three and six months ended June 30, 2025, mainly due to broad-based exposure increases, accompanied by the recategorization of certain exposures previously classified as general credit risk exposures to other assets in March 2025.
(5)Market risk decreased during the three and six months ended June 30, 2025, primarily due to Value at Risk (VaR) and Stressed VaR driven by reduced exposures and model updates, partially offset by an increase in specific risk.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total Risk-Weighted Assets, beginning of period	$1,306,822	$1,280,190
General credit risk exposures(1)	22,893	23,222
Derivatives(2)	7,556	11,646
Securities financing transactions(3)	1,051	5,014
Securitization exposures(4)	(2,748)	1,217
Equity exposures	22	1,598
Other exposures(5)	4,695	14,288
Net change in Credit Risk-Weighted Assets	$33,469	$56,985
Net change in Market Risk-Weighted Assets(6)	$(9,381)	$(4,729)
Net change in Operational Risk-Weighted Assets(7)	$5,003	$3,467
Total Risk-Weighted Assets, end of period	$1,335,913	$1,335,913

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and six months ended June 30, 2025, primarily due to increased exposures in lending and investment securities, credit rating downgrades and risk parameter updates, partially offset by the recategorization of certain exposures to other assets in March 2025.
(2)Derivatives increased during the three and six months ended June 30, 2025, mainly due to increased exposures and credit spread widening.
(3)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed and eligible margin loans. Securities financing transactions increased during the six months ended June 30, 2025, primarily driven by increased exposures.
(4)Securitization exposures decreased during the three months ended June 30, 2025, primarily driven by exposure and parameter changes.
(5)Other exposures increased during the three and six months ended June 30, 2025, mainly due to broad-based exposure increases, accompanied by the recategorization of certain exposures previously classified as general credit risk exposures to other assets in March 2025.
(6)Market risk decreased during the three and six months ended June 30, 2025, primarily due to VaR and Stressed VaR driven by reduced exposures and model updates, partially offset by an increase in specific risk.
(7)Operational risk increased during the three and six months ended June 30, 2025, mainly due to model severity parameter updates.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of June 30, 2025, March 31, 2025 and December 31, 2024:

In millions of dollars, except ratios	June 30, 2025	March 31, 2025	December 31, 2024
Tier 1 Capital(1)	$176,619	$175,514	$174,527
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,672,411	$2,540,965	$2,494,016
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	150,382	146,060	136,931
Effective notional of sold credit derivatives, net(4)	43,094	41,637	36,507
Counterparty credit risk for repo-style transactions(5)	26,302	25,622	23,391
Other off-balance sheet exposures	341,946	317,953	332,169
Total of certain off-balance sheet exposures	$561,724	$531,272	$528,998
Less: Tier 1 Capital deductions	38,812	38,787	37,596
Total Leverage Exposure	$3,195,323	$3,033,450	$2,985,418
Supplementary Leverage ratio	5.53%	5.79%	5.85%

(1)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
(2)Represents the daily average of on-balance sheet assets for the quarter.
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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.5% at June 30, 2025, compared to 5.8% at March 31, 2025 and December 31, 2024. The decreases were primarily driven by an increase in Total Leverage Exposure, common share repurchases and redemption of qualifying perpetual preferred stock and the payment of common and preferred dividends, partially offset by net income and net beneficial movements in AOCI.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of June 30, 2025, March 31, 2025 and December 31, 2024:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2025	March 31, 2025	December 31, 2024
CET1 Capital(2)		$157,575	$155,956	$153,483	$157,575	$155,956	$153,483
Tier 1 Capital(2)		159,707	158,087	155,613	159,707	158,087	155,613
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		169,842	168,066	165,581	177,374	175,530	173,060
Total Risk-Weighted Assets		1,145,351	1,116,746	1,109,387	1,021,796	1,004,682	998,817
Credit Risk(2)		$841,708	$811,860	$811,464	$968,635	$951,205	$953,377
Market Risk		53,100	53,455	45,383	53,161	53,477	45,440
Operational Risk		250,543	251,431	252,540	—	—	—
CET1 Capital ratio(4)(5)	7.0%	13.76%	13.97%	13.83%	15.42%	15.52%	15.37%
Tier 1 Capital ratio(4)(5)	8.5	13.94	14.16	14.03	15.63	15.74	15.58
Total Capital ratio(4)(5)	10.5	14.83	15.05	14.93	17.36	17.47	17.33

In millions of dollars, except ratios	Required Capital Ratios	June 30, 2025	March 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(2)(6)		$1,784,392	$1,721,548	$1,726,312
Total Leverage Exposure(2)(7)		2,280,745	2,179,496	2,195,386
Leverage ratio(5)	5.0%	8.95%	9.18%	9.01%
Supplementary Leverage ratio(5)	6.0	7.00	7.25	7.09

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

As presented in the table above, Citibank’s capital ratios at June 30, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of June 30, 2025.
Citibank’s Supplementary Leverage ratio was 7.0% at June 30, 2025, compared to 7.3% at March 31, 2025 and 7.1% at December 31, 2024. The decreases were primarily driven by increases in Total Leverage Exposure and the payment of common and preferred dividends, partially offset by net income and net beneficial movements in AOCI.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the hypothetical sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach RWA and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2025. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, RWA, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Total Capital	Impact of $1 billion change in RWA
Citigroup
Advanced Approaches	0.7	0.9	0.7	1.0	0.7	1.1
Standardized Approach	0.8	1.1	0.8	1.3	0.8	1.5
Citibank
Advanced Approaches	0.9	1.2	0.9	1.2	0.9	1.3
Standardized Approach	1.0	1.5	1.0	1.5	1.0	1.7

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.4	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2025, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $20 billion, which exceeded the minimum requirement by $14 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at June 30, 2025, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2025.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	June 30, 2025
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$342	$157
% of Advanced Approaches risk- weighted assets	25.6%	11.7%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$41	$30
% of Total Leverage Exposure	10.7%	4.9%
Regulatory requirement	9.5	4.5
Surplus amount	$38	$13

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of June 30, 2025, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $13 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
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

Leverage Capital Requirements
On June 27, 2025, the U.S. banking agencies issued a notice of proposed rulemaking designed to ensure that the enhanced Supplementary Leverage ratio (eSLR) standards serve as a backstop to risk-based capital requirements rather than a binding constraint.
The proposal would recalibrate the eSLR buffer applicable to GSIBs, currently set at 2%, to equal 50% of the GSIB’s method 1 surcharge. It would also replace the requirement that a depository institution subsidiary of a GSIB maintain a Supplementary Leverage ratio (SLR) of at least 6% to be considered “well capitalized,” with a buffer requirement also equal to 50% of the GSIB’s method 1 surcharge, which would apply on top of the 3% SLR such depository institution subsidiaries must maintain to be considered “adequately capitalized.” The proposal would also make corresponding changes to the external TLAC and LTD leverage-based requirements to align with the proposed modifications to the eSLR standard.
If adopted as proposed, both Citigroup and Citibank, N.A. would be required to maintain an eSLR buffer of 1%, based on Citi’s current GSIB method 1 surcharge of 2%, for a total SLR requirement of 4%. This is compared to the current SLR requirement of 5% for Citigroup and 6% for Citibank, N.A. In addition, the proposal would lower Citi’s TLAC and LTD leverage-based requirements from the current 9.5% TLAC leverage-based requirement and 4.5% LTD leverage-based requirement to 8.5% and 3.5%, respectively.
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

In millions of dollars or shares, except per share amounts	June 30, 2025	December 31, 2024
Total Citigroup stockholders’ equity	$213,222	$208,598
Less: Preferred stock	16,350	17,850
Common stockholders’ equity	$196,872	$190,748
Less:
Goodwill	19,878	19,300
Identifiable intangible assets (other than MSRs)	3,639	3,734
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	16	16
Tangible common equity (TCE)	$173,339	$167,698
Common shares outstanding (CSO)	1,840.9	1,877.1
Book value per share (common stockholders’ equity/CSO)	$106.94	$101.62
Tangible book value per share (TCE/CSO)	94.16	89.34

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Net income available to common shareholders	$3,732	$2,975	$7,527	$6,067
Average common stockholders’ equity	$195,622	$189,211	$193,708	$188,606
Less:
Average goodwill	19,807	19,486	19,349	19,538
Average intangible assets (other than MSRs)	3,659	3,577	3,684	3,628
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	16	—	16	—
Average TCE	$172,140	$166,148	$170,659	$165,440
Return on average common stockholders’ equity	7.7%	6.3%	7.8%	6.5%
RoTCE	8.7	7.2	8.9	7.4

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

Loans
The table below details the average loans, by segment and All Other, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	2Q25	1Q25	2Q24
Services	$94	$87	$82
Markets	136	128	119
Banking	84	82	89
Wealth	149	147	150
USPB
Branded Cards	$118	$117	$113
Retail Services	50	51	51
Retail Banking	49	48	42
Total USPB	$217	$216	$206
All Other	$32	$31	$34
Total Citigroup loans (AVG)	$712	$691	$680
Total Citigroup loans (EOP)	$725	$702	$688

Average loans increased 5% year-over-year and 3% sequentially. The year-over-year increase was driven by growth in Markets, Services and USPB, partially offset by declines in Banking, All Other and Wealth.
As of the second quarter of 2025, average loans for:

•Services increased 15% year-over-year, primarily driven by strong demand in TTS for export and agency finance, as well as working capital loans.
•Markets increased 14% year-over-year, primarily driven by asset-backed financing and commercial warehouse lending in spread products.
•Banking decreased 6% year-over-year, driven by actions taken to optimize the balance sheet to support client activity across Banking, Markets and Services.
•Wealth decreased 1%, driven by the transfers of certain relationships and associated mortgage loans to USPB from Wealth, and reductions across other lending portfolios, primarily offset by growth in securities-based lending volumes.
•USPB increased 5% year-over-year, driven by growth in Retail Banking, largely due to transfers of certain relationships and associated mortgage loans to USPB from Wealth, as well as growth in Branded Cards, driven by higher card spend volume and higher revolving balances.
•All Other decreased 6% year-over-year, driven by the impact of the Mexican peso depreciation and continued wind-downs in Legacy Franchises (including the impact of moving HFS loans to Other assets), largely offset by growth in Banamex lending volumes.

End-of-period loans increased 5% year-over-year and 3% sequentially. The year-over-year increase was driven by growth in Markets and Services, as well as growth in Retail Banking and Branded Cards in USPB, partially offset by a decline in Banking.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Banamex SBMM portion of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	June 30, 2025				March 31, 2025				December 31, 2024
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$140	$134	$46	$320	$140	$126	$42	$308	$133	$122	$39	$294
Unfunded lending commitments (off-balance sheet)(2)	133	275	24	432	128	269	28	425	131	274	24	429
Total exposure	$273	$409	$70	$752	$268	$395	$70	$733	$264	$396	$63	$723

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	June 30, 2025	March 31, 2025	December 31, 2024
North America	56%	57%	56%
International	44	43	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	17%	16%	16%
LATAM	7	7	7
United Kingdom	6	6	6
Japan, Asia North and Australia (JANA)	6	6	6
Asia South	4	4	5
Middle East and Africa (MEA)	4	4	4

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2025	March 31, 2025	December 31, 2024
AAA/AA/A	49%	48%	49%
BBB	30	30	30
BB/B	19	20	19
CCC or below	2	2	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2025. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2025	March 31, 2025	December 31, 2024
Transportation and industrials	20%	20%	20%
Banks and finance companies(1)	13	13	12
Technology, media and telecom	12	13	12
Consumer retail	11	11	11
Real estate	11	10	11
Commercial	8	8	8
Residential	3	2	3
Power, chemicals, metals and mining	8	8	9
Energy and commodities	6	6	6
Health	5	5	5
Insurance	4	4	4
Public sector	4	3	4
Asset managers and funds	3	3	3
Financial markets infrastructure	2	3	2
Other industries	1	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2025:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$151,837	$59,194	$92,643	$113,070	$32,405	$5,942	$420	$86	$5	$(8,121)
Industrials	72,493	24,415	48,078	50,236	18,460	3,533	264	45	5	(4,312)
Autos(6)	51,953	23,171	28,782	41,733	8,560	1,650	10	9	—	(2,621)
Transportation	27,391	11,608	15,783	21,101	5,385	759	146	32	—	(1,188)
Banks and finance companies	98,638	68,225	30,413	87,496	10,211	696	235	3	147	(645)
Technology, media and telecom	93,413	31,851	61,562	71,511	17,263	4,501	138	38	—	(7,231)
Real estate	81,926	58,286	23,640	68,353	9,594	3,257	722	32	9	(874)
Commercial	62,298	40,313	21,985	48,980	9,428	3,168	722	32	9	(874)
Residential	19,628	17,973	1,655	19,373	166	89	—		—	—
Consumer retail	81,686	34,939	46,747	55,589	22,013	3,845	239	70	53	(5,611)
Power, chemicals, metals and mining	61,903	18,948	42,955	44,162	13,135	4,407	199	72	(2)	(5,720)
Power	27,896	5,894	22,002	23,187	4,225	408	76	1	—	(2,731)
Chemicals	20,662	7,462	13,200	12,281	5,390	2,924	67	70	2	(2,122)
Metals and mining	13,345	5,592	7,753	8,694	3,520	1,075	56	1	(4)	(867)
Energy and commodities(7)	42,981	11,477	31,504	33,930	8,345	528	178	—	19	(3,230)
Health	36,335	8,604	27,731	28,866	5,890	1,528	51	20	1	(3,489)
Insurance	27,052	3,148	23,904	25,017	1,975	54	6	1	—	(4,423)
Public sector	28,316	14,232	14,084	25,094	2,635	575	12	13	1	(601)
Asset managers and funds	23,285	7,406	15,879	19,729	3,377	179	—	8	—	(91)
Financial markets infrastructure	18,269	247	18,022	18,135	134	—	—	—	—	(24)
Securities firms	1,858	627	1,231	1,540	317	1	—	—	—	(27)
Other industries(8)	4,733	3,172	1,561	3,301	1,281	101	50	25	(2)	(1)
Total	$752,232	$320,356	$431,876	$595,793	$128,575	$25,614	$2,250	$368	$231	$(40,088)

(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $9.2 billion and HFS of $8.1 billion as of June 30, 2025.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of June 30, 2025.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $40.1 billion of purchased credit protection, $37.1 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $23.3 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $18.3 billion ($10.6 billion of which was funded exposure with 100% rated investment grade) as of June 30, 2025.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of June 30, 2025, Citi’s total exposure to these energy-related entities was approximately $4.4 billion, of which approximately $2.1 billion consisted of direct outstanding funded loans.
(8)    Includes $0.8 billion and $0.1 billion of funded and unfunded exposure at June 30, 2025, respectively, primarily related to commercial credit card delinquency-managed loans.
Exposure to Commercial Real Estate
As of June 30, 2025 and December 31, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $71 billion and $65 billion, respectively, including $6 billion of exposure related to office buildings in both periods. This total CRE exposure consisted of approximately $62 billion and $56 billion, respectively, related to corporate clients, included in the real estate category in the tables above and below. Total CRE exposure also includes approximately $9 billion and $9 billion, respectively, related to Wealth clients, not included in the tables above and below as they are not considered corporate exposures.
In addition, as of June 30, 2025, approximately 79% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S. (compared to approximately 78% rated investment grade and more than 75% to borrowers in the U.S. as of December 31, 2024).
As of June 30, 2025, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.64%, and there were $659 million of non-accrual CRE loans. As of December 31, 2024, the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.60%, and there were $574 million of non-accrual CRE loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$144,381	$57,166	$87,215	$106,336	$32,849	$4,944	$252	$73	$19	$(7,643)
Autos(6)	50,266	23,427	26,839	40,758	8,591	909	8	3	4	(2,420)
Transportation	26,138	11,416	14,722	19,460	5,792	795	91	3	(7)	(1,165)
Industrials	67,977	22,323	45,654	46,118	18,466	3,240	153	67	22	(4,058)
Technology, media and telecom	88,797	29,534	59,263	68,615	16,776	3,217	189	68	55	(6,720)
Banks and finance companies	86,500	56,716	29,784	76,754	8,625	882	239	7	5	(560)
Consumer retail	80,871	32,212	48,659	57,425	19,579	3,676	191	30	43	(5,423)
Real estate	74,481	53,186	21,295	61,430	8,976	3,545	530	6	173	(813)
Commercial	55,810	36,200	19,610	42,960	8,782	3,545	523	6	156	(813)
Residential	18,671	16,986	1,685	18,470	194	—	7	—	17	—
Power, chemicals, metals and mining	66,669	18,504	48,165	49,383	12,653	4,416	217	35	75	(5,267)
Power	32,185	5,092	27,093	27,204	4,414	417	150	1	48	(2,406)
Chemicals	20,618	7,529	13,089	12,747	5,034	2,779	58	33	28	(2,064)
Metals and mining	13,866	5,883	7,983	9,432	3,205	1,220	9	1	(1)	(797)
Energy and commodities(7)	41,919	11,686	30,233	33,899	7,266	555	199	3	(5)	(3,153)
Health	39,028	8,537	30,491	29,579	8,018	1,411	20	19	13	(3,267)
Insurance	28,317	2,115	26,202	26,734	1,560	17	6	2	—	(4,089)
Public sector	26,022	13,209	12,813	23,344	2,308	360	10	28	7	(678)
Asset managers and funds	19,648	5,258	14,390	17,679	1,788	181	—	—	(4)	(97)
Financial markets infrastructure	17,368	181	17,187	17,238	130	—	—	—	—	(29)
Securities firms	1,876	590	1,286	1,407	468	1	—	—	—	(20)
Other industries(8)	7,213	4,733	2,480	4,979	2,099	114	21	42	16	(51)
Total	$723,090	$293,627	$429,463	$574,802	$123,095	$23,319	$1,874	$313	$397	$(37,810)

(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $7.8 billion and HFS of $3.6 billion as of December 31, 2024.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of December 31, 2024.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
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
(8)    Includes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2024, respectively, primarily related to commercial credit card delinquency-managed loans.

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
At June 30, 2025, March 31, 2025 and December 31, 2024, Banking had economic hedges on the corporate credit portfolio of $40.1 billion, $38.8 billion and $37.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market.
The following is the risk rating distribution of the underlying corporate credit portfolio exposures in Banking for which credit protection was purchased:

Rating of Hedged Exposure

	June 30, 2025	March 31, 2025	December 31, 2024
AAA/AA/A	47%	45%	44%
BBB	42	45	45
BB/B	10	9	10
CCC or below	1	1	1
Total	100%	100%	100%

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USPB and the consumer portion of All Other—Legacy Franchises.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	2Q24	3Q24	4Q24	1Q25	2Q25
Wealth(2)(3)
Mortgages(4)	$92.0	$91.5	$89.0	$87.9	$88.6
Margin lending	27.6	28.1	29.4	31.5	31.3
Personal, small business and other	25.9	26.4	24.1	23.1	25.9
Cards	4.9	5.0	5.0	4.8	4.9
Total	$150.4	$151.0	$147.5	$147.3	$150.7
USPB
Branded Cards(5)	$115.3	$115.9	$121.1	$116.3	$120.2
Credit cards	111.8	112.1	117.3	112.6	116.6
Personal installment loans(5)	3.5	3.8	3.8	3.7	3.6
Retail Services	51.7	51.6	53.8	50.2	50.7
Retail Banking(5)	42.7	45.6	46.8	48.2	49.3
Mortgages(4)	41.4	44.4	45.5	47.0	48.1
Personal, small business and other	1.3	1.2	1.3	1.2	1.2
Total	$209.7	$213.1	$221.7	$214.7	$220.2
All Other—Legacy Franchises
Banamex Consumer	$18.2	$17.4	$17.2	$17.9	$20.0
Asia Consumer(6)	5.6	5.5	4.7	4.5	3.0
Legacy Holdings Assets(7)	2.2	2.2	2.0	1.9	1.9
Total	$26.0	$25.1	$23.9	$24.3	$24.9
Total consumer loans	$386.1	$389.2	$393.1	$386.3	$395.8

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $98.0 billion, $96.7 billion, $98.0 billion, $99.8 billion and $100.9 billion of loans in North America as of June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(3)Consists of $52.7 billion, $50.6 billion, $49.5 billion, $51.2 billion and $49.5 billion of loans outside North America as of June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively.
(4)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(5)Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.
(6)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios—Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. Asia Consumer loan balances for the second quarter of 2025 exclude approximately $2 billion of loans ($1 billion of retail banking loans and $1 billion of credit card loan balances) reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s agreement to sell its Poland consumer banking business (expected to close in the second half of 2026). See Note 2.
(7)    Consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

U.S. Personal Banking

U.S. Personal Banking (USPB) includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans. Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears). Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers concentrated in six key U.S. metropolitan areas. Retail Banking also provides mortgages through correspondent channels.
As of June 30, 2025, approximately 76% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, which generally drives the overall credit performance of USPB, as Branded Cards and Retail Services card net credit losses represented approximately 95% of USPB’s total net credit losses for the second quarter of 2025. As of June 30, 2025, Branded Cards and Retail Services represented 70% and 30%, respectively, of EOP cards loans in USPB.
As presented in the chart above, the second quarter of 2025 net credit loss rate for USPB decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance (see “Branded Cards—Credit Cards” and “Retail Services” below).
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.

Branded Cards—Credit Cards

USPB’s Branded Cards portfolio consists of both proprietary Citi branded cards portfolios (Value, Rewards and Cash) and co-branded cards portfolios (including Costco and American Airlines) and personal installment loans. Citi’s Branded Cards portfolio benefits from a diverse combination of products.
As presented in the chart above, the second quarter of 2025 net credit loss rate for Branded Cards’ credit cards decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate was broadly stable year-over-year and decreased quarter-over-quarter, primarily driven by seasonality.

Retail Services

USPB’s Retail Services partners directly with more than 20 retailers and dealers to offer private label and co-branded cards. Retail Services’ target market focuses on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
As presented in the chart above, the second quarter of 2025 net credit loss rate for Retail Services decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.

The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
For additional details on cost of credit, loan delinquency and other information for Citi’s cards portfolios, see USPB’s results of operations above and Note 14.

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
As presented in the chart above, the second quarter of 2025 net credit loss rate for Retail Banking was broadly stable quarter-over-quarter and year-over-year.
The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, driven by consumer mortgages enrolled in forbearance programs related to the California wildfires.

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
As of June 30, 2025, approximately $47 billion, or 31%, of the portfolios were classifiably managed and primarily consisted of margin loans, commercial real estate loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 70% were rated investment grade. While the 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, the net credit loss rates presented were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the second quarter of 2025 net credit loss rate in Wealth was broadly stable quarter-over-quarter and year-over-year. The 90+ days past due delinquency rate increased quarter-over-quarter and year-over-year, primarily driven by consumer mortgages enrolled in forbearance programs related to the California wildfires. The low net credit loss and the 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Banamex Consumer

Banamex Consumer provides credit cards, consumer mortgages and small business and personal loans. Banamex Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of June 30, 2025, approximately 40% of Banamex Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Banamex Consumer portfolios, as the cards net credit losses represented approximately 61% of total Banamex Consumer net credit losses for the second quarter of 2025.
As presented in the chart above, the second quarter of 2025 net credit loss rate in Banamex Consumer decreased quarter-over-quarter, driven by the non-recurrence of a $13 million charge-off for uncollectible value added tax on accrued interest in the prior quarter. The net credit loss rate increased year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily driven by seasonality, and increased year-over-year, driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.

For additional details on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USPB, Wealth and All Other above and Note 14.

U.S. Cards FICO Distribution
The following tables present the current FICO score distributions for Citi’s Branded Cards and Retail Services portfolios based on end-of-period receivables. FICO scores are updated as they become available.

Branded Cards

FICO distribution(1)	June 30, 2025	March 31, 2025	June 30, 2024
≥ 740	56%	54%	57%
660–739	33	34	33
< 660	11	12	10
Total	100%	100%	100%

Retail Services

FICO distribution(1)	June 30, 2025	March 31, 2025	June 30, 2024
≥ 740	36%	35%	35%
660–739	41	42	42
< 660	23	23	23
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of the Branded Cards portfolio improved slightly quarter-over-quarter, and declined slightly year-over-year. The FICO distribution of the Retail Services portfolio improved slightly quarter-over-quarter, as well as year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2025	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	March 31, 2025	June 30, 2024
Wealth delinquency-managed loans(3)	$104.2	$452	$239	$228	$263	$548	$262
Ratio		0.43%	0.23%	0.21%	0.25%	0.53%	0.25%
Wealth classifiably managed loans(4)	46.5	N/A	N/A	N/A	N/A	N/A	N/A
USPB(5)(6)
Total	$220.2	$2,596	$2,725	$2,609	$2,380	$2,536	$2,372
Ratio		1.18%	1.27%	1.25%	1.08%	1.18%	1.13%
Credit cards and personal installment loans total (d+b)	170.9	2,401	2,568	2,461	2,162	2,268	2,162
Ratio		1.40%	1.54%	1.47%	1.27%	1.36%	1.29%
Credit cards total (a+c) = (d)(6)	$167.3	$2,380	$2,550	$2,445	$2,112	$2,217	$2,119
Ratio		1.42%	1.57%	1.50%	1.26%	1.36%	1.30%
Branded Cards (a+b)	$120.2	$1,311	$1,372	$1,239	$1,167	$1,203	$1,098
Ratio		1.09%	1.18%	1.07%	0.97%	1.03%	0.95%
Credit cards (a)	116.6	1,290	1,354	1,223	1,117	1,152	1,055
Ratio		1.11%	1.20%	1.09%	0.96%	1.02%	0.94%
Personal installment loans (b)	3.6	21	18	16	50	51	43
Ratio		0.58%	0.49%	0.46%	1.39%	1.38%	1.23%
Retail Services (c)	$50.7	$1,090	$1,196	$1,222	$995	$1,065	$1,064
Ratio		2.15%	2.38%	2.36%	1.96%	2.12%	2.06%
Retail Banking(5)	$49.3	$195	$157	$148	$218	$268	$210
Ratio		0.40%	0.33%	0.35%	0.45%	0.56%	0.50%
All Other
Total	$24.9	$391	$338	$361	$372	$345	$337
Ratio		1.58%	1.40%	1.40%	1.51%	1.43%	1.31%
Banamex Consumer	20.0	315	252	241	304	261	242
Ratio		1.58%	1.41%	1.32%	1.52%	1.46%	1.33%
Asia Consumer(7)	3.0	16	22	26	17	29	33
Ratio		0.53%	0.49%	0.46%	0.57%	0.64%	0.59%
Legacy Holdings Assets (consumer)(8)	1.9	60	64	94	51	55	62
Ratio		3.53%	3.76%	4.70%	3.00%	3.24%	3.10%
Total Citigroup consumer	$395.8	$3,439	$3,302	$3,198	$3,015	$3,429	$2,971
Ratio		0.99%	0.97%	0.94%	0.86%	1.01%	0.87%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of June 30, 2025, March 31, 2025 and June 30, 2024, 70%, 69% and 75% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $57 million ($0.5 billion), $64 million ($0.5 billion) and $63 million ($0.5 billion) at June 30, 2025, March 31, 2025 and June 30, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $61 million, $59 million and $75 million at June 30, 2025, March 31, 2025 and June 30, 2024, respectively. The EOP loans in the table include the guaranteed loans.
(6)The 90+ days past due balances for Branded Cards and Retail Services are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(7)Asia Consumer loan balances and the related delinquencies, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. Accordingly, the Poland consumer loans are recorded in Other assets on the Consolidated Balance Sheet. As a result, the Poland consumer loans and related delinquencies are not included in this table for the second quarter of 2025. See Note 2.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $62 million ($0.2 billion), $62 million ($0.2 billion) and $65 million ($0.2 billion) at June 30, 2025, March 31, 2025 and June 30, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $32 million, $32 million and $42 million at June 30, 2025, March 31, 2025 and June 30, 2024, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable
Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q25	2Q25	1Q25	2Q24
Wealth	$148.5	$40	$38	$35
Ratio		0.11%	0.11%	0.09%
USPB
Total	$216.9	$1,889	$1,983	$1,931
Ratio		3.49%	3.72%	3.76%
Credit cards and personal installment loans total (d+b)	168.2	1,856	1,954	1,906
Ratio		4.43%	4.72%	4.68%
Credit cards total (a+c) = (d)	$164.5	$1,799	$1,896	$1,855
Ratio		4.39%	4.68%	4.65%
Branded Cards (a+b)	$118.0	$1,119	$1,141	$1,088
Ratio		3.80%	3.97%	3.88%
Credit cards (a)	114.3	1,062	1,083	1,037
Ratio		3.73%	3.89%	3.82%
Personal installment loans (b)	3.7	57	58	51
Ratio		6.18%	6.19%	5.86%
Retail Services (c)	$50.2	$737	$813	$818
Ratio		5.89%	6.43%	6.45%
Retail Banking	$48.7	$33	$29	$25
Ratio		0.27%	0.25%	0.24%
All Other—Legacy Franchises (managed basis)(3)
Total	$24.9	$251	$256	$212
Ratio		4.04%	4.27%	3.11%
Banamex Consumer	19.0	250	239	203
Ratio		5.28%	5.51%	4.30%
Asia Consumer (managed basis)(3)(4)	4.0	5	18	15
Ratio		0.50%	1.55%	0.99%
Legacy Holdings Assets (consumer)	1.9	(4)	(1)	(6)
Ratio		(0.84)%	(0.20)%	(1.05)%
Reconciling Items(3)		5	—	(3)
Total Citigroup	$390.3	$2,185	$2,277	$2,175
Ratio		2.25%	2.39%	2.28%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer NCLs and average loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. In accordance with HFS accounting treatment, the Poland consumer average loans (approximately $1 billion in the second quarter of 2025) are recorded in Other assets on the Consolidated Balance Sheet, and the related NCLs of approximately $(5) million in 2Q25 were reclassified to Other revenue for the second quarter of 2025. Accordingly, these NCLs are not included in this table. See Note 2.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2025	2025	2024	2024	2024
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$116,315	$114,664	$114,593	$114,126	$112,710
Home equity loans(2)	2,965	3,025	3,141	3,242	3,338
Credit cards	167,291	162,806	171,059	163,699	163,467
Personal, small business and other	32,930	32,591	33,155	33,308	33,318
Total	$319,501	$313,086	$321,948	$314,375	$312,833
In offices outside North America(1)
Residential mortgages(2)	$24,083	$24,326	$24,456	$25,702	$25,489
Credit cards	13,402	12,885	12,927	12,930	13,197
Personal, small business and other	38,257	35,784	33,995	35,474	34,636
Total	$75,742	$72,995	$71,378	$74,106	$73,322
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$395,243	$386,081	$393,326	$388,481	$386,155
Unallocated portfolio-layer cumulative basis adjustments	$516	$231	$(224)	$670	$(38)
Consumer loans, net of unearned income(3)	$395,759	$386,312	$393,102	$389,151	$386,117
Corporate loans
In North America offices(1)
Commercial and industrial	$59,382	$63,172	$57,730	$58,403	$60,959
Financial institutions	56,727	47,993	41,815	38,796	40,037
Mortgage and real estate(2)	17,887	18,104	18,411	18,353	17,917
Installment and other(4)	25,480	22,225	25,529	23,147	22,929
Lease financing	185	237	235	233	231
Total	$159,661	$151,731	$143,720	$138,932	$142,073
In offices outside North America(1)
Commercial and industrial	$97,338	$96,277	$92,856	$98,024	$96,883
Financial institutions	27,131	27,139	27,276	25,879	27,282
Mortgage and real estate(2)	9,434	8,333	8,136	7,900	7,347
Installment and other(4)	31,776	28,261	25,800	25,693	24,342
Lease financing	45	39	40	41	37
Governments and official institutions	4,151	3,944	3,630	3,237	3,664
Total	$169,875	$163,993	$157,738	$160,774	$159,555
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$329,536	$315,724	$301,458	$299,706	$301,628
Unallocated portfolio-layer cumulative basis adjustments	$50	$20	$(72)	$65	$(23)
Corporate loans, net of unearned income(5)	$329,586	$315,744	$301,386	$299,771	$301,605
Total loans—net of unearned income	$725,345	$702,056	$694,488	$688,922	$687,722
Allowance for credit losses on loans (ACLL)	(19,123)	(18,726)	(18,574)	(18,356)	(18,216)
Total loans—net of unearned income and ACLL	$706,222	$683,330	$675,914	$670,566	$669,506
ACLL as a percentage of total loans— net of unearned income(6)	2.67%	2.70%	2.71%	2.70%	2.68%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.07%	4.14%	4.08%	4.05%	4.08%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.94%	0.89%	0.87%	0.89%	0.85%

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

(3)Consumer loans are net of unearned income of $913 million, $893 million, $889 million, $883 million and $852 million at June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Installment and other includes loans to SPEs and TTS commercial cards.
(5)Corporate loans include Banamex SBMM loans and are net of unearned income of $(991) million, $(1,021) million, $(969) million, $(912) million and $(917) million at June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2025	2025	2024	2024	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$18,726	$18,574	$18,356	$18,216	$18,296
Provision for credit losses on loans (PCLL)
Consumer	$2,169	$2,225	$2,528	$2,205	$2,525
Corporate	308	336	35	177	(166)
Total	$2,477	$2,561	$2,563	$2,382	$2,359
Gross credit losses on loans
Consumer
In U.S. offices	$2,314	$2,402	$2,307	$2,210	$2,282
In offices outside the U.S.	346	325	300	286	304
Corporate
In U.S. offices	34	53	14	81	115
In offices outside the U.S.	29	146	59	32	14
Total	$2,723	$2,926	$2,680	$2,609	$2,715
Gross recoveries on loans
Consumer
In U.S. offices	$426	$413	$371	$353	$354
In offices outside the U.S.	49	37	45	45	57
Corporate
In U.S. offices	7	11	15	22	10
In offices outside the U.S.	7	6	7	17	11
Total	$489	$467	$438	$437	$432
Net credit losses on loans (NCLs)
In U.S. offices	$1,915	$2,031	$1,935	$1,916	$2,033
In offices outside the U.S.	319	428	307	256	250
Total	$2,234	$2,459	$2,242	$2,172	$2,283
Other—net(1)(2)(3)(4)(5)(6)	$154	$50	$(103)	$(70)	$(156)
Allowance for credit losses on loans (ACLL) at end of period	$19,123	$18,726	$18,574	$18,356	$18,216
ACLL as a percentage of EOP loans(7)	2.67%	2.70%	2.71%	2.70%	2.68%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,721	$1,720	$1,601	$1,725	$1,619
Total ACLL and ACLUC	$20,844	$20,446	$20,175	$20,081	$19,835
Net consumer credit losses on loans	$2,185	$2,277	$2,191	$2,098	$2,175
As a percentage of average consumer loans	2.25%	2.39%	2.24%	2.16%	2.28%
Net corporate credit losses on loans	$49	$182	$51	$74	$108
As a percentage of average corporate loans	0.06%	0.24%	0.07%	0.10%	0.15%
ACLL by type at end of period(9)
Consumer	$16,100	$16,001	$16,018	$15,765	$15,732
Corporate	3,023	2,725	2,556	2,591	2,484
Total	$19,123	$18,726	$18,574	$18,356	$18,216
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The second quarter of 2025 includes an approximate $29 million reclass related to Citi’s agreement to sell its Poland consumer banking business. That ACLL was transferred to Other assets during the second quarter of 2025. The second quarter of 2025 also includes FX translation.
(3)The first quarter of 2025 includes an increase of approximately $50 million related to FX translation.

(4)The fourth quarter of 2024 includes a decrease of approximately $103 million related to FX translation.
(5)The third quarter of 2024 includes approximately $23 million related to an acquired portfolio and a decrease of approximately $93 million related to FX translation.
(6)The second quarter of 2024 includes a decrease of approximately $156 million related to FX translation.
(7)June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024 exclude $9.3 billion, $8.2 billion, $8.0 billion, $8.1 billion and $8.5 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.4	$167.3	8.0%
North America personal installment loans	0.4	3.6	11.1
North America mortgages(3)	0.1	119.8	0.1
North America other(3)	0.3	29.3	1.0
International cards	1.0	13.4	7.5
International other(3)	0.9	62.2	1.4
Total(1)	$16.1	$395.6	4.1%
Corporate(4)
Commercial and industrial	$1.7	$154.6	1.1%
Financial institutions	0.3	82.8	0.4
Mortgage and real estate(4)	0.8	27.3	2.9
Installment and other	0.2	55.7	0.4
Total(1)	$3.0	$320.4	0.9%
Loans at fair value(1)	N/A	$9.3	N/A
Total Citigroup	$19.1	$725.3	2.7%

	December 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.6	$171.1	7.9%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	117.2	0.1
North America other(3)	0.3	29.4	1.0
International cards	0.9	12.9	7.0
International other(3)	0.7	58.4	1.2
Total(1)	$16.0	$392.8	4.1%
Corporate(4)
Commercial and industrial	$1.3	$148.7	0.9%
Financial institutions	0.4	68.4	0.6
Mortgage and real estate(4)	0.7	26.4	2.7
Installment and other	0.2	50.1	0.4
Total(1)	$2.6	$293.6	0.9%
Loans at fair value(1)	N/A	$8.0	N/A
Total Citigroup	$18.6	$694.5	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of June 30, 2025, the $13.4 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on second quarter of 2025 NCLs). As of June 30, 2025, Branded Cards ACLL as a percentage of EOP loans was 6.5% and Retail Services ACLL as a percentage of EOP loans was 11.5%. As of December 31, 2024, the $13.6 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on fourth quarter of 2024 NCLs). As of December 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.3%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	June 30, 2025
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$68,225	$247	0.4%
Transportation and industrials	59,194	606	1.0
Real estate(2)	58,286	814	1.4
Commercial	40,313	743	1.8
Residential	17,973	71	0.4
Consumer retail	34,939	270	0.8
Technology, media and telecom	31,851	323	1.0
Power, chemicals, metals and mining	18,948	330	1.7
Public sector	14,232	53	0.4
Energy and commodities	11,477	168	1.5
Health	8,604	110	1.3
Asset managers and funds	7,406	35	0.5
Insurance	3,148	12	0.4
Securities firms	627	—	—
Financial markets infrastructure	247	1	0.4
Other industries(3)	3,172	54	1.7
Total(4)	$320,356	$3,023	0.9%

(1)    Funded exposure excludes loans carried at fair value of $9.2 billion that are not subject to the ACLL.
(2)    As of June 30, 2025, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.64%.
(3)    Includes $0.8 billion of funded exposure at June 30, 2025, primarily related to commercial credit card delinquency-managed loans.
(4)    As of June 30, 2025, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.5% of funded non-investment-grade exposure.

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

(1)    Funded exposure excludes loans carried at fair value of $7.8 billion that are not subject to the ACLL.
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
The increase in corporate non-accrual loans at June 30, 2025 was primarily related to the credit downgrade of a small number of customers. The increase in consumer non-accrual loans at June 30, 2025 was driven by consumer mortgages enrolled in forbearance programs related to the California wildfires, whose loans are contractually past due at June 30, 2025.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2025	2025	2024	2024	2024
Corporate non-accrual loans by region(1)(2)(3)
North America	$953	$822	$757	$459	$456
International	769	554	620	485	542
Total	$1,722	$1,376	$1,377	$944	$998
International NAL by cluster
United Kingdom	$249	$52	$190	$62	$109
Japan, Asia North and Australia (JANA)	19	18	22	24	52
LATAM	391	382	301	260	276
Asia South	19	26	17	49	30
Europe	63	51	58	64	45
Middle East and Africa (MEA)	28	25	32	26	30
Corporate non-accrual loans(1)(2)(3)
Banking	$502	$510	$498	$348	$462
Services	134	110	65	96	30
Markets	932	631	715	390	362
Banamex SBMM	154	125	99	110	144
Total	$1,722	$1,376	$1,377	$944	$998
Consumer non-accrual loans(1)
Wealth	$637	$415	$404	$284	$303
USPB	329	305	290	292	285
Banamex Consumer	485	416	411	415	425
Asia Consumer(4)	16	20	19	21	22
Legacy Holdings Assets (consumer)	165	172	186	210	217
Total	$1,632	$1,328	$1,310	$1,222	$1,252
Total non-accrual loans	$3,354	$2,704	$2,687	$2,166	$2,250

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
(2)Approximately 61%, 65%, 61%, 64% and 68% of Citi’s corporate non-accrual loans remain current on interest and principal payments at June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively.
(3)The June 30, 2025 total corporate non-accrual loans represented 0.52% of total corporate loans.
(4)Asia Consumer includes the three remaining consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,376	$1,328	$2,704	$1,489	$1,281	$2,770
Additions	629	846	1,475	212	477	689
Sales and transfers to HFS	(6)	(3)	(9)	(105)	(2)	(107)
Returned to performing	—	(83)	(83)	(244)	(50)	(294)
Paydowns/settlements	(228)	(148)	(376)	(248)	(153)	(401)
Charge-offs	(49)	(346)	(395)	(106)	(208)	(314)
Other	—	38	38	—	(93)	(93)
Ending balance	$1,722	$1,632	$3,354	$998	$1,252	$2,250
	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,377	$1,310	$2,687	$1,882	$1,315	$3,197
Additions	1,136	1,378	2,514	450	895	1,345
Sales and transfers to HFS	(81)	(6)	(87)	(318)	(6)	(324)
Returned to performing	—	(155)	(155)	(246)	(107)	(353)
Paydowns/settlements	(483)	(253)	(736)	(561)	(256)	(817)
Charge-offs	(227)	(691)	(918)	(206)	(464)	(670)
Other	—	49	49	(3)	(125)	(128)
Ending balance	$1,722	$1,632	$3,354	$998	$1,252	$2,250
The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2025	2025	2024	2024	2024
OREO
North America	$15	$10	$9	$13	$17
International(1)	11	11	9	12	10
Total OREO	$26	$21	$18	$25	$27
Non-accrual assets
Corporate non-accrual loans	$1,722	$1,376	$1,377	$944	$998
Consumer non-accrual loans	1,632	1,328	1,310	1,222	1,252
Non-accrual loans (NAL)	$3,354	$2,704	$2,687	$2,166	$2,250
OREO	26	21	18	25	27
Non-accrual assets (NAA)	$3,380	$2,725	$2,705	$2,191	$2,277
NAL as a percentage of total loans	0.46%	0.39%	0.39%	0.31%	0.33%
NAA as a percentage of total assets	0.13	0.11	0.11	0.09	0.09
ACLL as a percentage of NAL(2)	570	693	691	847	810
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024
Available cash	$239.5	$224.3	$207.6	$8.8	$7.2	$7.6	$248.3	$231.5	$215.2
U.S. sovereign	150.1	162.6	216.8	47.8	48.5	47.2	197.9	211.1	264.0
U.S. agency/agency MBS	32.0	29.6	28.3	1.8	2.0	0.2	33.8	31.6	28.5
Foreign government debt(1)	73.0	63.0	18.4	15.3	16.0	15.5	88.3	79.0	33.9
Other investment grade	—	—	—	—	—	—	—	—	—
Total HQLA (AVG)	$494.6	$479.5	$471.1	$73.7	$73.7	$70.5	$568.3	$553.2	$541.6

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, the United Kingdom, China and India.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the second quarter of 2025, primarily driven by an increase in average wholesale deposits.
As of June 30, 2025, Citigroup had approximately $1.0 trillion of available liquidity resources to support client and business needs, including end-of-period HQLA ($589 billion); additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($272 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($154 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024
HQLA	$568.3	$553.2	$541.6
Net outflows	494.4	473.8	464.0
LCR	115%	117%	117%
HQLA in excess of net outflows	$73.9	$79.4	$77.6

Note: The amounts are presented on an average basis.

As of June 30, 2025, Citigroup’s average LCR decreased from the quarter ended March 31, 2025, driven by an increase in net secured wholesale funding outflows from Markets business activities.
In addition, considering Citi’s total available liquidity resources at quarter end of $1.0 trillion, Citi maintained approximately $521 billion of excess liquidity resources above the stressed net outflows of approximately $494 billion, presented in the LCR table above.

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
For the quarter ended June 30, 2025, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended June 30, 2025 and March 31, 2025, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q).

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment securities portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. EOP cash, deposits and investments increased 3% quarter-over-quarter, primarily driven by an increase in deposits late in the current quarter.

In billions of dollars	2Q25	1Q25	2Q24
Cash and due from banks	$27	$28	$25
Deposits with banks	298	281	251
Investment securities	450	459	511
Total Citigroup cash and investment securities (AVG)	$775	$768	$787
Total Citigroup cash and investment securities (EOP)	$787	$761	$754

At June 30, 2025, Citi’s EOP cash and Investment securities comprised approximately 30% of total assets.

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	2Q25	1Q25	2Q24
Services	$857	$826	$804
TTS	713	690	677
Securities Services	144	136	127
Markets(1)	18	15	25
Banking	—	—	1
Wealth	308	310	316
USPB	90	89	93
All Other—Legacy Franchises	41	43	50
All Other—Corporate/Other	29	22	21
Total Citigroup deposits (AVG)	$1,343	$1,305	$1,310
Total Citigroup deposits (EOP)	$1,358	$1,316	$1,278

(1)During the third quarter of 2024, approximately $9 billion of institutional deposits were moved from Markets to All Other—Corporate/Other. Prior periods were not reclassified. For additional information about the reallocated deposits, see Note 3 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

End-of-period deposits increased 6% year-over-year, driven by increases in Services and USPB, partially offset by declines in Wealth and continued wind-downs in Legacy Franchises within All Other (including the impact of moving HFS deposits to Other liabilities). End-of-period deposits increased 3% sequentially, driven by Services and an increase in corporate certificates of deposit in Corporate/Other within All Other, partially offset by declines in Legacy Franchises within All Other and USPB.

On an average basis, deposits increased 3% both year-over-year and sequentially. In the second quarter of 2025, average deposits for:

•Services increased 7% year-over-year, as TTS increased 5%, due to deepened client relationships and growth in operational deposits, and Securities Services increased 13%, driven by growth in Custody and Issuer Services.
•Wealth decreased 3% year-over-year, driven by client tax payments and other operating outflows, as well as a shift from deposits to higher-yielding investments on Citi’s platform, partially offset by the transfer of certain relationships and associated deposits from USPB.
•USPB decreased 3% year-over-year, as the transfer of certain relationships and the associated deposits to Wealth more than offset net new deposits.
•All Other decreased 1% year-over-year, reflecting continued wind-downs in Legacy Franchises (including the impact of moving HFS deposits to Other liabilities), offset by growth in corporate certificates of deposit in Corporate/Other.

The majority of Citi’s $1.3 trillion of end-of-period deposits are institutional (approximately $892 billion) and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, approximately 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with approximately $400 billion of Wealth and USPB deposits as of the end of the current quarter, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB, and across regions and products. As of the end of the current quarter, approximately 67% of U.S. Citigold clients have been with Citi for more than 10 years and approximately 41% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024
Non-bank(1)
Benchmark debt:
Senior debt	$116.1	$110.5	$107.7
Subordinated debt	29.0	30.6	27.2
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	115.5	107.5	102.3
Local country and other(3)	12.1	11.0	8.5
Total non-bank	$274.3	$261.2	$247.3
Bank
FHLB borrowings	$6.5	$7.5	$11.5
Securitizations(4)	7.1	5.1	5.6
Citibank benchmark senior debt	26.0	19.4	12.8
Customer-related debt(2)	2.5	1.0	1.3
Local country and other(3)	1.4	1.5	1.8
Total bank	$43.5	$34.5	$33.0
Total long-term debt	$317.8	$295.7	$280.3

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2025, non-bank included $100.7 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Primarily structured notes, which contain an embedded derivative component that adjusts each security’s risk-return profile. See Note 24 for the fair value component of these issuances.
(3)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(4)Predominantly credit card securitizations, primarily backed by Branded Cards receivables.

Citi’s total long-term debt outstanding increased 13% year-over-year and increased 7% sequentially, largely driven by net issuances in benchmark debt and customer-related debt at both bank and non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2025, Citi redeemed or repurchased an aggregate of $11.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q25		1Q25		2Q24
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$5.3	$8.2	$6.2	$7.3	$9.0	$5.7
Subordinated debt	2.9	1.1	1.5	3.0	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	13.1	16.9	12.7	17.2	16.5	13.4
Local country and other	0.6	1.5	0.5	1.0	1.1	2.3
Total non-bank	$21.9	$27.7	$20.9	$28.5	$26.6	$21.4
Bank
FHLB borrowings	$1.0	$—	$2.0	$1.0	$1.0	$1.0
Securitizations	—	2.0	—	—	1.1	—
Citibank benchmark senior debt	—	6.5	—	—	—	5.0
Customer-related debt	0.2	1.7	0.2	—	—	—
Local country and other	0.1	—	—	0.1	0.4	0.3
Total bank	$1.3	$10.2	$2.2	$1.1	$2.5	$6.3
Total	$23.2	$37.9	$23.1	$29.6	$29.1	$27.7

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the six months of 2025, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2025:

		Maturities
In billions of dollars	2Q25 YTD	Remaining 2025	2026	2027	2028	2029	2030	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$11.5	$0.8	$17.3	$7.5	$20.4	$7.9	$10.8	$51.4	$116.1
Subordinated debt	4.4	1.4	2.5	3.7	2.0	—	—	19.4	29.0
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	25.8	10.6	18.3	13.5	11.3	9.8	7.2	44.8	115.5
Local country and other	1.1	1.6	1.9	1.3	1.2	1.3	1.2	3.6	12.1
Total non-bank	$42.8	$14.4	$40.0	$26.0	$34.9	$19.0	$19.2	$120.8	$274.3
Bank
FHLB borrowings	$3.0	$3.5	$3.0	$—	$—	$—	$—	$—	$6.5
Securitizations	—	—	0.7	1.9	—	0.8	2.3	1.4	7.1
Citibank benchmark senior debt	—	2.5	8.0	6.5	2.5	1.5	3.0	2.0	26.0
Customer-related debt	0.4	—	—	—	0.1	0.7	0.6	1.1	2.5
Local country and other	0.1	0.1	0.8	0.5	—	—	—	—	1.4
Total bank	$3.5	$6.1	$12.5	$8.9	$2.6	$3.0	$5.9	$4.5	$43.5
Total long-term debt	$46.3	$20.5	$52.5	$34.9	$37.5	$22.0	$25.1	$125.3	$317.8

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

Secured Funding Transactions
Secured funding is primarily accessed through Citi’s broker-dealer subsidiaries, with a smaller portion executed through Citi’s bank entities to efficiently fund both (i) secured lending activity and (ii) a portion of the securities inventory held in the context of market making and customer activities. Secured funding transactions are predominantly collateralized by government debt securities. Generally, changes in the level of Citi’s secured funding are primarily due to fluctuations in secured lending activity in the matched book (as described below), and changes in securities inventory and eligible counterparty balance sheet netting. In order to maintain reliable funding under a wide range of market conditions, Citi manages risks related to its secured funding by establishing secured funding limits and conducting daily stress tests that account for risks related to capacity, tenor, haircut, collateral type, counterparty and client actions.

Secured funding of $348 billion as of June 30, 2025 increased 14% year-over-year, driven by additional financing to support Markets activities, largely offset by additional balance sheet netting, and decreased 14% from the prior quarter. The quarter-over-quarter decrease was driven by balance sheet netting, largely offset by additional secured financing activities to support Markets activities. As of the quarter ended June 30, 2025, on an average basis, secured funding was $421 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $56 billion as of June 30, 2025 increased 44% year-over-year and 13% sequentially, compared to March 31, 2025. The year-over-year and sequential increase was mainly attributable to additional funding raised by non-bank entities to support client activities. See Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of June 30, 2025. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of June 30, 2025.

Ratings as of June 30, 2025

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2025, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from March 31, 2025, for Citigroup Inc., and $0.1 billion, unchanged from March 31, 2025, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of June 30, 2025, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from March 31, 2025. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits (ABCP), primarily in the form of asset purchase agreements. As of June 30, 2025, Citibank had liquidity commitments of approximately $12.9 billion to consolidated asset-backed commercial paper conduits (compared to $13.6 billion at March 31, 2025) (see Note 21).
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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(313)	$(225)	$(406)
All other currencies	1,578	1,470	1,382
Total net interest income	$1,265	$1,245	$976
As a percentage of average interest-earning assets	0.05%	0.05%	0.04%
Estimated initial negative impact to AOCI (after-tax)(2)	$(1,881)	$(1,207)	$(1,084)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(18)	(14)	(14)

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

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward rate shock scenario as of June 30, 2025 increased year-over-year, primarily driven by higher customer deposits. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), further reducing Citi’s IRE sensitivity. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.

In a 100 bps upward rate shock scenario, Citi expects that the approximate $1.9 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 10 months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of June 30, 2025. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6	Scenario 7	Scenario 8
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(313)	$(286)	$65	$(137)	$(324)	$(385)	$(645)	$(766)
All other currencies(1)	1,578	1,349	230	(222)	(1,193)	(1,386)	3,135	(2,602)
Total	$1,265	$1,063	$295	$(359)	$(1,517)	$(1,771)	$2,490	$(3,368)
Estimated initial impact to AOCI (after-tax)(2)	$(1,881)	$(1,641)	$(288)	$(96)	$1,657	$1,574	$(3,940)	$2,616

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
(1)The Scenario 1 impact of $1,578 million consists of the following top five non-U.S. dollar currencies as of June 30, 2025 by absolute size: approximately $(0.3) billion from the euro, $0.3 billion from the British pound sterling and Japanese yen, and approximately $0.1 billion each from the Indian rupee and Swiss franc. The remaining balance is spread across more than 30 additional currencies.
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
The magnitude of the impact to AOCI is greater in the short end compared to the long end. This is because Citi’s investment portfolio is more sensitive to shorter-term rates and pension liabilities are more sensitive at intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2025, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.8 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation in the value of the euro, Mexican peso and Indian rupee.
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

	For the quarter ended
In millions of dollars	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024
Change in FX spot rate(1)	5.2%	2.7%	(2.7)%
Change in TCE due to FX translation, net of hedges	$1,490	$721	$(1,274)
As a percentage of TCE	0.9%	0.4%	(0.8)%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2025		2025		2024		2Q25 vs. 2Q24
Interest income(1)	$35,887		$33,692		$36,009		—%
Interest expense(2)	20,684		19,654		22,494		(8)
Net interest income, taxable equivalent basis(1)	$15,203		$14,038		$13,515		12%
Interest income—average rate(3)	5.93%		5.92%		6.42%		(49)	bps
Interest expense—average rate	4.17		4.26		4.96		(79)	bps
Net interest margin(3)(4)	2.51		2.47		2.41		10	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	3.86%		4.15%		4.83%		(97)	bps
10-year U.S. Treasury note—average rate	4.36		4.45		4.45		(9)	bps
10-year vs. two-year spread	50	bps	30	bps	(38)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $28 million, $26 million and $22 million for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2025	2025	2024	2Q25 vs. 2Q24
Net interest income—taxable equivalent basis(1) per above	$15,203	$14,038	$13,515	12%
Markets net interest income—taxable equivalent basis(1)	2,930	2,039	2,060	42
Non-Markets net interest income—taxable equivalent basis(1)	$12,273	$11,999	$11,455	7%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the second quarter of 2025 was $15.2 billion, on both a reported and taxable equivalent basis, an increase of 12%, or $1.7 billion, from the prior-year period. The increases were primarily driven by a 42%, or $0.9 billion, increase in Markets net interest income and a 7%, or $0.8 billion, increase in non-Markets net interest income.
The increase in Markets net interest income was driven by lower funding costs, higher interest revenue from trading in Fixed Income Markets and higher dividends in Equity Markets.
The increase in non-Markets net interest income was largely due to net interest margin expansion and interest-earning balance growth in Branded Cards, higher deposit spreads in Retail Banking in USPB and higher deposit spreads in Services and Wealth. Services net interest income also benefited from higher deposit and loan balances. The impact of these drivers was largely offset by lower net interest income in All Other, driven by lower net interest income in Corporate/Other due to actions taken over the last 12 months to reduce Citi’s asset sensitivity in a declining rate environment.
Citi’s net interest margin was 2.51% on a taxable equivalent basis in the second quarter of 2025, an increase from 2.47% in the prior quarter, largely driven by higher Markets net interest income and a benefit from rates, largely offset by asset mix and pricing.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2025	2025	2024	2025	2025	2024	2025	2025	2024
Deposits with banks(4)	$298,158	$280,566	$250,665	$3,043	$3,001	$2,710	4.09%	4.34%	4.35%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$195,488	$204,033	$144,904	$3,751	$3,592	$2,949	7.70%	7.14%	8.19%
In offices outside the U.S.(4)	179,717	158,107	212,065	2,870	2,699	4,262	6.41	6.92	8.08
Total	$375,205	$362,140	$356,969	$6,621	$6,291	$7,211	7.08%	7.05%	8.12%
Trading account assets(6)(7)
In U.S. offices	$287,610	$255,073	$225,993	$3,105	$2,719	$2,769	4.33%	4.32%	4.93%
In offices outside the U.S.(4)	219,267	182,305	162,648	2,716	1,651	1,734	4.97	3.67	4.29
Total	$506,877	$437,378	$388,641	$5,821	$4,370	$4,503	4.61%	4.05%	4.66%
Investments
In U.S. offices
Taxable	$242,238	$259,648	$312,425	$1,581	$1,646	$2,078	2.62%	2.57%	2.68%
Exempt from U.S. income tax	10,682	10,766	11,143	107	104	108	4.02	3.92	3.90
In offices outside the U.S.(4)	196,932	188,940	186,974	2,527	2,425	2,641	5.15	5.21	5.68
Total	$449,852	$459,354	$510,542	$4,215	$4,175	$4,827	3.76%	3.69%	3.80%
Consumer loans(8)
In U.S. offices	$314,545	$313,407	$307,629	$8,185	$8,198	$8,010	10.44%	10.61%	10.47%
In offices outside the U.S.(4)	75,804	73,283	75,582	1,586	1,560	1,770	8.39	8.63	9.42
Total	$390,349	$386,690	$383,211	$9,771	$9,758	$9,780	10.04%	10.23%	10.26%
Corporate loans(8)
In U.S. offices	$150,979	$141,960	$136,197	$2,207	$2,068	$2,216	5.86%	5.91%	6.54%
In offices outside the U.S.(4)	170,848	162,087	160,213	3,005	2,917	3,502	7.05	7.30	8.79
Total	$321,827	$304,047	$296,410	$5,212	$4,985	$5,718	6.50%	6.65%	7.76%
Total loans(8)
In U.S. offices	$465,524	$455,367	$443,826	$10,392	$10,266	$10,226	8.95%	9.14%	9.27%
In offices outside the U.S.(4)	246,652	235,370	235,795	4,591	4,477	5,272	7.47	7.71	8.99
Total	$712,176	$690,737	$679,621	$14,983	$14,743	$15,498	8.44%	8.66%	9.17%
Other interest-earning assets(9)	$83,064	$75,982	$70,486	$1,204	$1,112	$1,260	5.81%	5.94%	7.19%
Total interest-earning assets	$2,425,332	$2,306,157	$2,256,924	$35,887	$33,692	$36,009	5.93%	5.92%	6.42%
Non-interest-earning assets(6)	$222,473	$210,984	$199,565
Total assets	$2,647,805	$2,517,141	$2,456,489

Six Months—Assets	Average balance		Interest income		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2025	2024	2025	2024	2025	2024
Deposits with banks(4)	$289,362	$251,297	$6,044	$5,357	4.21%	4.29%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$199,761	$145,904	$7,343	$6,373	7.41%	8.78%
In offices outside the U.S.(4)	168,912	211,930	5,569	8,660	6.65	8.22
Total	$368,673	$357,834	$12,912	$15,033	7.06%	8.45%
Trading account assets(6)(7)
In U.S. offices	$271,342	$223,859	$5,824	$5,429	4.33%	4.88%
In offices outside the U.S.(4)	200,786	155,302	4,367	3,202	4.39	4.15
Total	$472,128	$379,161	$10,191	$8,631	4.35%	4.58%
Investments
In U.S. offices
Taxable	$250,943	$316,737	$3,227	$4,222	2.59%	2.68%
Exempt from U.S. income tax	10,724	11,240	211	215	3.97	3.85
In offices outside the U.S.(4)	192,936	185,355	4,952	5,247	5.18	5.69
Total	$454,603	$513,332	$8,390	$9,684	3.72%	3.79%
Consumer loans(8)
In U.S. offices	$313,976	$306,549	$16,383	$16,048	10.52%	10.53%
In offices outside the U.S.(4)	74,544	75,957	3,146	3,530	8.51	9.35
Total	$388,520	$382,506	$19,529	$19,578	10.14%	10.29%
Corporate loans(8)
In U.S. offices	$146,513	$136,563	$4,275	$4,416	5.88%	6.50%
In offices outside the U.S.(4)	166,468	160,120	5,922	7,061	7.17	8.87
Total	$312,981	$296,683	$10,197	$11,477	6.57%	7.78%
Total loans(8)
In U.S. offices	$460,489	$443,112	$20,658	$20,464	9.05%	9.29%
In offices outside the U.S.(4)	241,012	236,077	9,068	10,591	7.59	9.02
Total	$701,501	$679,189	$29,726	$31,055	8.55%	9.19%
Other interest-earning assets(9)	$79,523	$72,744	$2,316	$2,495	5.87%	6.90%
Total interest-earning assets	$2,365,790	$2,253,557	$69,579	$72,255	5.93%	6.45%
Non-interest-earning assets(6)	$216,683	$199,856
Total assets	$2,582,473	$2,453,413

(1)Interest income and Net interest income include TEGU of $28 million, $26 million and $22 million for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024, respectively, and $54 million and $45 million for the six months ended June 30, 2025 and 2024, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2025	2025	2024	2025	2025	2024	2025	2025	2024
Deposits
In U.S. offices(4)	$567,842	$560,608	$563,915	$4,861	$4,692	$5,747	3.43%	3.39%	4.10%
In offices outside the U.S.(5)	571,154	543,160	544,818	3,824	3,746	4,488	2.69	2.80	3.31
Total	$1,138,996	$1,103,768	$1,108,733	$8,685	$8,438	$10,235	3.06%	3.10%	3.71%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$308,568	$283,177	$243,792	$4,975	$4,418	$4,349	6.47%	6.33%	7.17%
In offices outside the U.S.(5)	112,630	89,016	92,575	1,963	1,838	2,613	6.99	8.37	11.35
Total	$421,198	$372,193	$336,367	$6,938	$6,256	$6,962	6.61%	6.82%	8.32%
Trading account liabilities(7)(8)
In U.S. offices	$37,488	$34,368	$39,110	$437	$391	$432	4.68%	4.61%	4.44%
In offices outside the U.S.(5)	66,660	56,801	64,438	311	366	362	1.87	2.61	2.26
Total	$104,148	$91,169	$103,548	$748	$757	$794	2.88%	3.37%	3.08%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$95,789	$92,187	$74,353	$1,508	$1,471	$1,626	6.31%	6.47%	8.80%
In offices outside the U.S.(5)	44,782	38,467	32,924	292	255	282	2.62	2.69	3.44
Total	$140,571	$130,654	$107,277	$1,800	$1,726	$1,908	5.14%	5.36%	7.15%
Long-term debt(10)
In U.S. offices	$181,070	$173,343	$167,043	$2,483	$2,440	$2,547	5.50%	5.71%	6.13%
In offices outside the U.S.(5)	1,733	1,678	2,486	30	37	48	6.94	8.94	7.77
Total	$182,803	$175,021	$169,529	$2,513	$2,477	$2,595	5.51%	5.74%	6.16%
Total interest-bearing liabilities	$1,987,716	$1,872,805	$1,825,454	$20,684	$19,654	$22,494	4.17%	4.26%	4.96%
Non-interest-bearing deposits(11)	$203,780	$201,192	$201,167
Other non-interest-bearing liabilities(7)	242,966	232,801	222,322
Total liabilities	$2,434,462	$2,306,798	$2,248,943
Citigroup stockholders’ equity	$212,472	$209,519	$206,749
Noncontrolling interests	871	824	797
Total equity	$213,343	$210,343	$207,546
Total liabilities and stockholders’ equity	$2,647,805	$2,517,141	$2,456,489
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,395,504	$1,370,460	$1,278,753	$7,248	$7,285	$5,720	2.08%	2.16%	1.80%
In offices outside the U.S.(6)	1,029,828	935,697	978,171	7,955	6,753	7,795	3.10	2.93	3.21
Total	$2,425,332	$2,306,157	$2,256,924	$15,203	$14,038	$13,515	2.51%	2.47%	2.41%

Six Months—Liabilities	Average balance		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2025	2024	2025	2024	2025	2024
Deposits
In U.S. offices(4)	$564,225	$577,013	$9,553	$11,648	3.41%	4.06%
In offices outside the U.S.(5)	557,157	543,452	7,570	8,998	2.74	3.33
Total	$1,121,382	$1,120,465	$17,123	$20,646	3.08%	3.71%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$295,873	$229,348	$9,393	$8,659	6.40%	7.59%
In offices outside the U.S.(5)	100,823	94,106	3,801	5,269	7.60	11.26
Total	$396,696	$323,454	$13,194	$13,928	6.71%	8.66%
Trading account liabilities(7)(8)
In U.S. offices	$35,928	$41,077	$828	$872	4.65%	4.27%
In offices outside the U.S.(5)	61,731	62,534	677	753	2.21	2.42
Total	$97,659	$103,611	$1,505	$1,625	3.11%	3.15%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$93,988	$76,381	$2,979	$3,328	6.39%	8.76%
In offices outside the U.S.(5)	41,625	31,558	547	536	2.65	3.42
Total	$135,613	$107,939	$3,526	$3,864	5.24%	7.20%
Long-term debt(10)
In U.S. offices	$177,206	$166,586	$4,923	$5,047	5.60%	6.09%
In offices outside the U.S.(5)	1,706	2,493	67	100	7.92	8.07
Total	$178,912	$169,079	$4,990	$5,147	5.62%	6.12%
Total interest-bearing liabilities	$1,930,262	$1,824,548	$40,338	$45,210	4.21%	4.98%
Non-interest-bearing deposits(11)	$202,486	$197,703
Other non-interest-bearing liabilities(7)	237,881	224,267
Total liabilities	$2,370,629	$2,246,518
Citigroup stockholders’ equity	$210,996	$206,106
Noncontrolling interests	848	789
Total equity	$211,844	$206,895
Total liabilities and stockholders’ equity	$2,582,473	$2,453,413
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,383,027	$1,286,424	$14,533	$11,752	2.12%	1.84%
In offices outside the U.S.(6)	982,763	967,131	14,708	15,293	3.02	3.18
Total	$2,365,790	$2,253,555	$29,241	$27,045	2.49%	2.41%

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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR)
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of June 30, 2025, Citi estimates that the conservative features of the VaR calibration contribute an approximate 21% add-on to what would be a VaR estimated under the assumption of normally distributed markets. As of March 31, 2025, the add-on was 17%.
As presented in the table below, Citi’s average trading VaR for the second quarter of 2025 remained unchanged from the first quarter of 2025 despite VaR changes within asset classes from inventory changes and volatility updates.

Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2025	2025 Average	March 31, 2025	2025 Average	June 30, 2024	2024 Average
Interest rate	$102	$93	$86	$92	$79	$97
Credit spread	87	77	72	67	64	66
Covariance adjustment(1)	(66)	(61)	(58)	(55)	(48)	(56)
Fully diversified interest rate and credit spread(2)	$123	$109	$100	$104	$95	$107
Foreign exchange	50	67	73	69	49	45
Equity	27	30	28	24	36	23
Commodity	39	32	40	28	29	25
Covariance adjustment(1)	(116)	(115)	(115)	(104)	(113)	(85)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$123	$123	$126	$121	$96	$115
Specific risk-only component(3)	$5	$1	$(3)	$(2)	$(3)	$(5)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$118	$122	$129	$123	$99	$120
Incremental impact of the credit portfolio(4)	$5	$7	$8	$8	$10	$9
Total trading and credit portfolio VaR	$128	$130	$134	$129	$106	$124
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

The table below provides the range of market factor VaRs associated with Citi’s total trading VaR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2025		2025		2024
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$81	$118	$76	$104	$76	$120
Credit spread	61	87	57	77	58	74
Fully diversified interest rate and credit spread	$94	$131	$87	$129	$88	$129
Foreign exchange	36	94	54	81	32	60
Equity	19	51	18	32	13	36
Commodity	24	44	19	40	20	32
Total trading	$109	$141	$107	$133	$92	$147
Total trading and credit portfolio	114	152	117	143	97	156

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

In millions of dollars	June 30, 2025
Total—all market risk factors, including general and specific risk
Average—during quarter	$117
High—during quarter	141
Low—during quarter	102

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
As of June 30, 2025, there were no back-testing exceptions observed for Citi’s Regulatory VaR in the last 12 months.

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

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2025. (Citi’s combined top 25 exposures by country and the U.S. represent 97% of Citi’s exposure to all countries as of June 30, 2025.)
Citi’s top 25 exposures by country may fluctuate from period to period due to a variety of factors, including client activity, market flows, FX fluctuations and liquidity management activities undertaken by Citi’s businesses.
For purposes of the table, amounts are reflected based on the country of risk of the obligor.
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

In billions of dollars	Services, Markets, Banking and Wealth loans	Legacy Franchises loans	Other funded(1)	Unfunded(2)	Net MTM on derivatives/repos(3)	Total hedges (on loans and CVA)	Investment securities(4)	Trading account assets(5)	Total as of 2Q25	Total as of 4Q24	Total as a % of Citi as of 2Q25
United Kingdom	$24.2	$—	$1.1	$27.9	$15.7	$(4.8)	$8.6	$4.2	$76.9	$75.6	4.4%
Mexico	11.5	27.7	1.4	10.5	7.6	(4.1)	19.4	2.0	76.0	69.4	4.3
Singapore	21.1	—	0.3	5.3	1.5	(0.7)	7.2	1.0	35.7	34.4	2.0
Hong Kong	21.6	—	0.1	1.9	0.7	(0.5)	8.7	0.8	33.3	36.2	1.9
India	11.7	—	0.3	3.7	1.3	(0.3)	9.0	2.8	28.5	27.7	1.6
Brazil	13.0	—	0.3	2.5	6.1	(0.7)	5.6	0.7	27.5	25.9	1.6
Germany	4.1	—	—	14.7	5.9	(4.3)	7.2	(3.4)	24.2	19.9	1.4
South Korea	8.9	3.0	—	1.7	1.0	(0.4)	6.2	3.7	24.1	22.7	1.4
Luxembourg	9.6	—	0.7	6.5	1.0	(0.5)	4.6	0.5	22.4	16.0	1.3
China	6.4	—	0.4	2.0	1.1	(0.8)	11.0	1.6	21.7	19.0	1.2
Canada	4.8	—	0.4	7.8	2.5	(1.4)	3.5	3.9	21.5	21.1	1.2
Japan	2.1	—	0.2	3.1	3.1	(1.0)	6.1	7.7	21.3	12.2	1.2
Poland	4.3	1.7	—	3.2	0.4	(0.1)	7.9	2.5	19.9	16.4	1.1
Australia	8.5	—	0.2	6.1	1.4	(1.2)	0.9	2.5	18.4	16.7	1.1
Netherlands	5.6	0.1	—	10.1	1.7	(1.8)	2.0	(0.4)	17.3	15.0	1.0
France	2.8	—	1.2	12.6	5.0	(5.1)	1.8	(1.8)	16.5	26.1	0.9
Ireland	6.0	—	—	7.1	1.0	(0.7)	—	0.9	14.3	9.9	0.8
United Arab Emirates	6.5	—	0.1	1.8	0.3	(0.3)	4.4	—	12.8	14.1	0.7
Cayman Islands	3.6	—	0.1	3.7	1.6	(0.1)	—	0.3	9.2	7.3	0.5
Switzerland	3.6	—	0.2	6.8	2.1	(1.8)	—	(2.0)	8.9	9.5	0.5
Spain	2.9	—	—	3.4	0.4	(1.4)	—	2.7	8.0	6.2	0.5
Virgin Islands (British)	6.2	—	—	0.2	0.8	—	—	—	7.2	3.6	0.4
Taiwan	4.4	—	—	0.4	0.7	(0.1)	1.6	(0.3)	6.7	5.6	0.4
Belgium	0.4	0.1	—	1.7	0.1	(0.4)	4.9	(0.3)	6.5	5.5	0.4
Czech Republic	0.9	—	—	0.6	3.1	—	1.7	0.1	6.4	4.6	0.4
Total as a % of Citi’s total exposure											32.2%
Total as a % of Citi’s non-U.S. total exposure											91.7%

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
In addition, during the second quarter of 2025, Citi completed the wind-down of its All Other—Legacy Franchises consumer loan portfolio in Russia (reported as part of Asia Consumer). For additional information, see “Citi’s Wind-Down of Its Russia Operations” below.

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

The following table summarizes Citi’s and its clients’ Russia-related exposures, excluding associated reserves:

In billions of U.S. dollars	June 30, 2025	March 31, 2025	June 30, 2024	Change 2Q25 vs. 1Q25
Loans	$—	$—	$—	$—
Investment securities(1)	0.1	0.1	0.3	—
Net MTM on derivatives/repos	—	—	0.9	—
Cash on deposit and placements(2)	1.7	1.8	0.6	(0.1)
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Citi exposure	$1.9	$2.0	$1.9	$(0.1)
Deposit Insurance Agency (DIA)(3)	$10.5	$9.0	$5.3	$1.5
Cash on deposit and placements(2)	—	—	1.0	—
Total clients’ exposure(4)	$10.5	$9.0	$6.3	$1.5
Total Citi and clients’ Russia-related exposure(5)	$12.4	$11.0	$8.2	$1.4

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
(4)    Clients’ exposure of $10.5 billion as of June 30, 2025 consists of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA.
(5)    Citigroup’s CTA loss of $1.6 billion as of June 30, 2025 included in its AOCI related to its indirect subsidiary, AO Citibank, and $1.3 billion of intercompany liabilities owed by AO Citibank to other Citi entities outside Russia are excluded from the above table. Citi has separately described these amounts in “Deconsolidation Risk” below.

During the second quarter of 2025, Citi’s Russia-related exposures slightly decreased $0.1 billion to $1.9 billion. Total clients’ exposures increased $1.5 billion to $10.5 billion, driven by corporate dividends received during the quarter, as well as appreciation of the Russian ruble.
Citi’s net investment in Russia declined by $0.2 billion in the second quarter of 2025, resulting in a negative net investment of approximately $(0.2) billion as of June 30, 2025 (down from less than $0.1 billion at March 31, 2025). Citi is now fully reserved for its net investment in Russia. The net investment became negative during the second quarter of 2025, due to an ACL build related to transfer risk associated with client activity in Russia.

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

Earnings and Other Impacts
Services, Markets, Banking and All Other—Legacy Franchises results have been impacted by various macroeconomic factors and volatilities, including the war in Ukraine and its direct and indirect impacts on the European and global economies. For a broader discussion of the impacts of these factors and volatilities on Citi’s businesses and All Other, see “Executive Summary” and each segment’s and All Other’s results of operations above.
As of June 30, 2025, Citigroup’s ACL included less than $0.1 billion of remaining credit reserves for Citi’s direct Russian counterparties (largely unchanged from March 31, 2025). This ACL balance for Citi’s direct Russian counterparties does not include reserves for transfer risk associated with exposures in Russia, which are included in the ACL on Other assets. For additional information on these reserves, see “Significant Accounting Policies and Significant Estimates” below.

Citi’s Wind-Down of Its Russia Operations
In connection with Citi’s wind-down of its Russia operations, Citi has incurred approximately $86 million to date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur an additional approximate $16 million in estimated charges (in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2024 Form 10-K).
As of June 30, 2025, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered. Examples of factors that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management.

In the event Citi deems there is a loss of control, for example, through expropriation of AO Citibank, Citi anticipates that it would be required to (i) recognize a CTA loss of approximately $1.6 billion (unchanged from March 31, 2025) through earnings, (ii) recognize a loss of $1.3 billion (an increase of $0.2 billion from March 31, 2025) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia, and (iii) write-off its fully reserved net investment, resulting in a recovery of $0.2 billion. While the circumstances surrounding any loss-of-control scenario are inherently uncertain, losses recognized by Citi in relation to item (ii) as referenced above may be substantially offset by Citi exercising its rights to consider certain related client liabilities as extinguished by such an event. In the sole event of a substantial liquidation, as opposed to a loss of control, Citi would be required to recognize the CTA loss of approximately $1.6 billion through earnings and would evaluate its remaining net investment as circumstances evolve. The $1.6 billion CTA write-off through earnings under either event is expected to be largely equity neutral, since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI.

For additional information, see “Managing Global Risk—Other Risks—Country Risk—Russia—Citi as Paying Agent for Russia-related Clients,” “—Reputational Risks” and “—Board of Directors’ Role in Overseeing Related Risks” in Citi’s 2024 Form 10-K.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 220 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of June 30, 2025, Citi had $1.6 billion of direct exposures related to Ukraine (unchanged from March 31, 2025).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of June 30, 2025, Citi’s net investment in its Argentine operations, inclusive of associated reserves, was approximately $1.5 billion (compared to $1.6 billion at March 31, 2025). Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso (ARS)–denominated assets into U.S. dollars (USD), with the impact of exchange rate fluctuations recorded directly in earnings. As of June 30, 2025, the official ARS exchange rate was 1,205, which devalued by 12.2% against the USD during the second quarter of 2025.
The Central Bank of Argentina (BCRA) has generally maintained certain capital and currency controls that have broadly restricted Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations.
During the second quarter of 2025, the government of Argentina executed an extended funding facility with the International Monetary Fund, pursuant to which the government announced that it would be softening some of its historical capital and currency controls. Additionally, the BCRA also issued a new series of certain USD-denominated bonds (BOPREALs) during the quarter, similar to the prior year, which provides a mechanism for companies to remit dividends up to a certain amount through the purchase and subsequent sale of the bonds and remittance of the bond proceeds. In June 2025, Citi subscribed to BOPREALs at a par value of approximately $340 million. Citi intends to sell these BOPREALs and remit the proceeds during 2025, thereby reducing its net investment in the country. The actual remittance amount will depend on the ultimate sale price of the BOPREALs.

Of the $1.5 billion net investment in Argentina as of June 30, 2025, Citi’s net ARS exposure (net of the associated reserves) was approximately $1.0 billion (compared to $1.1 billion at March 31, 2025). As of June 30, 2025, Citi hedged approximately $0.4 billion of its ARS exposure through offshore hedges, and Citi was unable to hedge its remaining exposure, given illiquidity in the offshore derivatives market. Given the historical capital and currency controls, certain indirect foreign exchange mechanisms continue to exist that some Argentine entities may use to obtain USD, often at rates higher than the official exchange rate. To the extent that Citi is unable to hedge its ARS exposure in the future, Citi may incur additional translation losses on its net investment in Argentina.
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
When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurement. If quoted market prices are not available, fair value is based on internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified under the fair value hierarchy as Level 2 if the significant inputs are observable or Level 3 if there are some significant inputs that are not readily observable.

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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of June 30, 2025 and December 31, 2024, as well as builds and releases during 2025. For information on the drivers of Citi’s ACL net build in the second quarter of 2025, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2024	1Q25 build (release)	1Q25 FX/ Other	Balance Mar. 31, 2025	2Q25 build (release)	2Q25 FX/ Other	Balance Jun. 30, 2025	ACLL/EOP loans Jun. 30, 2025
Services	$264	$24	$2	$290	$53	$4	$347
Markets	1,030	48	5	1,083	53	7	1,143
Banking	1,167	78	7	1,252	137	21	1,410
Legacy Franchises corporate (Banamex SBMM and AFG)(1)	95	4	1	100	16	7	123
Total corporate ACLL	$2,556	$154	$15	$2,725	$259	$39	$3,023	0.94%
U.S. cards(2)(3)	$13,560	$(169)	$1	$13,392	$(12)	$2	$13,382	8.00%
Installment loans(3)	425	(5)	(1)	419	7	(1)	425
Retail Banking	144	3	—	147	(1)	1	147
Total USPB	$14,129	$(171)	$—	$13,958	$(6)	$2	$13,954
Wealth	529	61	2	592	(64)	7	535
All Other consumer—managed basis(4)	1,360	69	22	1,451	54	106	1,611
Reconciling Items(4)	—	(11)	11	—	—	—	—
Total consumer ACLL	$16,018	$(52)	$35	$16,001	$(16)	$115	$16,100	4.07%
Total ACLL	$18,574	$102	$50	$18,726	$243	$154	$19,123	2.67%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,601	$108	$11	$1,720	$(19)	$20	$1,721
Total ACLL and ACLUC	$20,175	$210	$61	$20,446	$224	$174	$20,844
Other(5)	2,002	34	300	2,336	388	111	2,835
Total ACL	$22,177	$244	$361	$22,782	$612	$285	$23,679

(1)    Includes Legacy Franchises corporate loans activity related to Banamex SBMM and the Assets Finance Group (AFG) (AFG was previously reported in Markets; all periods have been reclassified to reflect this move into Legacy Franchises), as well as other Legacy Holdings Assets corporate loans.
(2)    As of June 30, 2025, in USPB, Branded Cards ACLL/EOP loans was 6.5% and Retail Services ACLL/EOP loans was 11.5%.
(3)    See footnote 4 in “U.S. Personal Banking” above for the description of a change in reporting.
(4)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(5)    Includes ACL on Other assets, primarily related to transfer risk associated with exposures outside the U.S. and Held-to-maturity debt securities.
Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi’s reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables, are reflected in Other assets, including transfer risk associated with exposures outside the U.S. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected in
Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses is based on the ability to forecast economic activity over a reasonable and supportable (R&S) timeframe. The R&S forecast period is eight quarters.
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses three forward-looking macroeconomic forecast scenarios—base, upside and downside. The qualitative management adjustment component includes risks not fully captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

Quantitative Component
Citi estimates expected credit losses for its quantitative component using (i) its comprehensive internal data on loss and default history, (ii) internal credit risk ratings, (iii) external credit bureau and rating agencies information and (iv) reasonable and supportable (R&S) forecasts of macroeconomic conditions.
For its consumer and corporate portfolios, Citi’s expected credit losses are determined primarily by utilizing models that consider the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables, including unemployment rate, real GDP and housing prices, and cover a wide range of geographic, industry, product and business segments.
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

As of the second quarter of 2025, Citi’s qualitative component of the ACL increased quarter-over-quarter. The increase was primarily driven by transfer risk associated with client activity in Russia, partially offset by a reduction in qualitative reserves associated with consumer payment behavior related to the elevated inflationary and interest rate environment.

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

The tables below present Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the second quarter of 2024 to the second quarter of 2025:

	Quarterly average
U.S. unemployment	3Q25	1Q26	3Q26	8-quarter average(1)
Citi forecast at 2Q24	4.1%	3.9%	4.0%	4.1%
Citi forecast at 3Q24	4.4	3.9	3.9	4.2
Citi forecast at 4Q24	4.3	4.1	4.1	4.2
Citi forecast at 1Q25	4.3	4.3	4.3	4.3
Citi forecast at 2Q25	4.4	4.7	4.7	4.6

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2025	2026	2027
Citi forecast at 2Q24	1.8%	2.0%	2.0%
Citi forecast at 3Q24	1.8	2.0	2.0
Citi forecast at 4Q24	2.2	2.1	2.2
Citi forecast at 1Q25	2.0	1.9	2.0
Citi forecast at 2Q25	1.4	1.4	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of the second quarter of 2025, U.S. real GDP growth in 2025 is expected to slow from 2024 levels, while the unemployment rate is expected to increase.

Scenario Weighting
Citi’s ACL is estimated using three probability-weighted macroeconomic scenarios—base, upside and downside. The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration (i) key macroeconomic drivers of the ACL, (ii) the severity of the scenario and (iii) other sources of macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.3% in the fourth quarter of 2026. The weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.2%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2026 of 1.9%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.

Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses, due to changes in the length and severity of forecasted economic variables or events in the respective scenarios. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied 100% weight to the downside scenario as of June 30, 2025 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.3 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of June 30, 2025.

2Q25 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the second quarter of 2025 was $23.7 billion, an increase of $0.9 billion from March 31, 2025, driven by a net ACL build of $0.6 billion and a $0.3 billion increase related to FX translation on the ACL. The net build of $0.6 billion in the quarter was largely driven by transfer risk associated with client activity in Russia, primarily in Services, and changes in portfolio composition in Banking and Markets. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of June 30, 2025. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL net release was less than $0.1 billion in the second quarter of 2025, driven by changes in portfolio composition in USPB, offset by a deterioration in the outlook for the U.S. unemployment rate, as well as higher loan growth in USPB. This resulted in a June 30, 2025 ACLL balance of $16.1 billion, or 4.07% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 8.00% at June 30, 2025, compared to 8.23% at March 31, 2025, driven by changes in portfolio composition. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.19% at June 30, 2025, compared to 1.17% at March 31, 2025.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL build of $0.3 billion in the second quarter of 2025, driven by changes in portfolio composition within Banking and Markets. This resulted in a June 30, 2025 ACLL balance of $3.0 billion, or 0.94% of total funded corporate loans.

ACLUC
Citi’s ACLUC reserve balance in the second quarter of 2025, included in Other liabilities, was $1.7 billion at June 30, 2025, unchanged from March 31, 2025.

ACL on Other Financial Assets
Citi had an ACL build of $0.4 billion on other financial assets carried at amortized cost for the second quarter of 2025, driven by transfer risk associated with client activity in Russia. Including FX/Other, the ACL reserve balance increased by $0.5 billion to $2.8 billion at June 30, 2025 from March 31, 2025. See Note 15 for additional information.

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
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, and deterioration in economic or market conditions, as well as circumstances related to Citi’s strategic refresh, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Note 16 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ and All Other’s goodwill balances as of June 30, 2025.

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except effective tax rate	2025	2024	2025	2024
Income from continuing operations before income tax expense	$5,219	$4,310	$10,667	$8,854
Provision for income taxes	1,186	1,047	2,526	2,183
Effective tax rate	23%	24%	24%	25%
Citi’s effective tax rate was 23% in the second quarter of 2025 and 24% in the second quarter of 2024, with the rates for all periods including the impact of divestitures, driven by a benefit related to a resolution of a tax audit.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2025	December 31, 2024
Total U.S.	$26.6	$26.6
Total foreign	2.9	3.2
Total	$29.5	$29.8

At June 30, 2025, Citigroup had recorded net DTAs of approximately $29.5 billion, a decrease of $0.1 billion from March 31, 2025. The quarter-over-quarter decrease was primarily from a carry-forward reduction. Of Citi’s $29.5 billion of net DTAs, $13.3 billion (compared to $13.8 billion at March 31, 2025) was deducted in calculating Citi’s regulatory capital, and the remaining $16.2 billion was appropriately risk weighted under the Basel III rules.
The $13.3 billion of DTAs deducted from regulatory capital was composed of $11.2 billion related to tax carry-forwards, with $4.2 billion of temporary differences in excess of the 10%/15% regulatory limitations, reduced by $2.1 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.5 billion at June 30, 2025 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

Legislative Developments
On July 4, 2025, H.R. 1, the U.S. fiscal-year 2025 budget reconciliation legislation, was signed into law, implementing changes in tax and other provisions. Citi does not currently believe the impacts of H.R. 1 will be material to Citi’s financial results or financial condition.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2025, Citigroup identified one transaction that was reportable pursuant to Section 219. Citi did not identify any reportable activities, transactions or dealings pursuant to Section 219 for the second quarter of 2025.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations above, as well as those included within Citi’s First Quarter of 2025 Form 10-Q, Citi’s 2024 Form 10-K and Citi’s other SEC filings; (ii) the factors described under “Risk Factors” in Citi’s 2024 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi and its clients and customers in the U.S. and globally related to U.S. trade and tariff policies and resulting retaliatory actions, including heightened market volatility and increased economic uncertainty, such as negative impacts to inflation and global economic activity, disruptions in global supply chains and trade flows, deterioration in corporate and consumer confidence and other adverse macroeconomic impacts;
•the potential impact to Citi from other macroeconomic and geopolitical tensions, conflicts and other challenges, uncertainties and volatility, including, among others, government fiscal and monetary actions or expected actions, including changes in interest rate policy or other monetary policies; conflicts in the Middle East, between Russia and Ukraine and in other regions; economic and geopolitical challenges related to China, including weak economic growth and related policy actions, challenges in its real estate sector, banking and credit markets and tensions or conflicts between China and Taiwan and/or involving China and the U.S.; natural disasters; and pandemics;
•the potential impact on Citi’s ability to return capital to common shareholders, whether through its common stock dividend or through its stock repurchase program, consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including annual recalibration of the Stress Capital Buffer, recalibration of the GSIB surcharge and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations, including significant revisions to the U.S. Basel III rules; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
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
•Citi’s ability to achieve its objectives, including those related to revenue, net interest income, expense and capital expectations, from its priorities regarding its simplification, transformation and enhanced business performance, including the planned IPO of Banamex, which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, may result in higher-than-expected expenses or lower expense savings or revenue growth than expected, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control or be able to mitigate, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions, regulatory requirements or changes and heightened regulatory and supervisory expectations and scrutiny;
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
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal, regulatory and supervisory requirements; the introduction of mobile platforms and new or emerging technologies, such as artificial intelligence (AI)–driven solutions; mergers and acquisitions involving traditional financial services companies such as regional banks or credit card issuers; changes in the payments space; developments in digital finance, including growth and use of digital assets resulting from regulatory and other changes driven by the
U.S. administration and Congress; reliance on third parties for certain product and service offerings and any impact if a third party is unable to provide adequate support for such product and service offerings; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or adapt to their changing policies or priorities to compete more effectively;
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

reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities and the assessment of goodwill and other assets for impairment; and the financial impact from reclassification of any CTA component of AOCI into Citi’s earnings due to a sale, substantial liquidation, expropriation or other deconsolidation event, such as those related to Citi’s remaining consumer banking divestitures or other legacy businesses;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to higher-than-expected defaults by or a significant downgrade in credit ratings of consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, such as from indemnification obligations in connection with various transactions, including hedging or reinsurance arrangements related to those obligations, or Citi’s inability to liquidate or realize the fair value of its collateral, which risks can be heightened for vulnerable sectors, industries or countries impacted by macroeconomic, geopolitical, market and other challenges, uncertainties and volatilities;
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
•the impact of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities, or from negative actions on U.S. sovereign ratings or on Citi’s funding and liquidity as well as on the results of operations of certain of its businesses;

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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the 2020 consent orders with the FRB and OCC and the amendment to the 2020 OCC consent order, particularly given the increased focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, those resulting from the impact of policies and actions from the U.S. administration; limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; central bank interest rate and other monetary policies; unemployment, recessions or weak or slowing economic growth; elevated inflation and hyperinflation; foreign exchange controls; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; nationalization or loss of licenses; closure of branches or subsidiaries; any substantial liquidation, expropriation or other deconsolidation event related to Citi’s remaining consumer banking divestitures or other legacy businesses; and the need to record CTA and other losses, as well as additional reserves for expected losses for credit exposures based on the transfer risk associated with exposures outside the U.S.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2025	2024	2025	2024
Revenues(1)
Interest income	$35,859	$35,987	$69,525	$72,210
Interest expense	20,684	22,494	40,338	45,210
Net interest income	$15,175	$13,493	$29,187	$27,000
Commissions and fees(1)	$2,745	$2,555	$5,452	$5,191
Principal transactions	3,406	2,874	7,327	6,148
Administration and other fiduciary fees	1,123	1,046	2,168	2,083
Realized gains on sales of investments, net	138	23	259	138
Net impairment losses on investments recognized in earnings	(35)	(21)	(93)	(51)
Other revenue	(884)	62	(1,036)	539
Total non-interest revenues	$6,493	$6,539	$14,077	$14,048
Total revenues, net of interest expense(1)	$21,668	$20,032	$43,264	$41,048
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,477	$2,359	$5,038	$4,781
Provision (release) for credit losses on HTM debt securities	7	(5)	2	5
Provision for credit losses on other assets	381	112	420	116
Policyholder benefits and claims	26	18	46	45
Provision (release) for credit losses on unfunded lending commitments	(19)	(8)	89	(106)
Total provisions for credit losses and for benefits and claims	$2,872	$2,476	$5,595	$4,841
Operating expenses(1)
Compensation and benefits	$7,633	$6,888	$15,097	$14,561
Technology/communication	2,290	2,238	4,669	4,484
Transactional and tax charges	985	1,035	1,921	1,939
Premises and equipment	615	597	1,189	1,182
Professional services	510	449	986	875
Advertising and marketing	269	280	519	508
Restructuring	(2)	36	(5)	261
Other operating	1,277	1,723	2,626	3,543
Total operating expenses	$13,577	$13,246	$27,002	$27,353
Income from continuing operations before income taxes	$5,219	$4,310	$10,667	$8,854
Provision for income taxes	1,186	1,047	2,526	2,183
Income from continuing operations	$4,033	$3,263	$8,141	$6,671
Discontinued operations
Income (loss) from discontinued operations	$—	$—	$(1)	$(1)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$—	$—	$(1)	$(1)
Net income before attribution to noncontrolling interests	$4,033	$3,263	$8,140	$6,670
Noncontrolling interests	14	46	57	82
Citigroup’s net income	$4,019	$3,217	$8,083	$6,588

Statement continues on the next page.

Basic earnings per share(2)
Income from continuing operations	$1.98	$1.54	$3.98	$3.14
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$1.98	$1.54	$3.98	$3.14
Weighted-average common shares outstanding (in millions)	1,855.9	1,907.7	1,867.5	1,909.1
Diluted earnings per share(2)
Income from continuing operations	$1.96	$1.52	$3.92	$3.10
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$1.96	$1.52	$3.92	$3.10
Adjusted weighted-average diluted common shares outstanding (in millions)	1,893.1	1,945.7	1,906.4	1,944.4

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Citigroup’s net income	$4,019	$3,217	$8,083	$6,588
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities	$278	$(38)	$793	$62
Debt valuation adjustment (DVA)	(342)	256	437	(307)
Cash flow hedges	72	285	79	777
Benefit plans liability adjustment	(37)	179	(63)	256
Currency translation adjustments (CTA), net of hedges	1,966	(1,634)	2,815	(2,688)
Excluded component of fair value hedges	—	3	7	1
Long-duration insurance contracts	(1)	1	(2)	22
Citigroup’s total other comprehensive income (loss)	$1,936	$(948)	$4,066	$(1,877)
Citigroup’s total comprehensive income	$5,955	$2,269	$12,149	$4,711
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$58	$(20)	$107	$(33)
Add: Net income (loss) attributable to noncontrolling interests	14	46	57	82
Total comprehensive income	$6,027	$2,295	$12,313	$4,760

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,991	$22,782
Deposits with banks, net of allowance	312,482	253,750
Securities borrowed and purchased under agreements to resell (including $175,024 and $140,855 as of June 30, 2025 and December 31, 2024, respectively, at fair value), net of allowance	323,892	274,062
Brokerage receivables, net of allowance	64,029	50,841
Trading account assets (including $216,338 and $193,291 pledged to creditors as of June 30, 2025 and December 31, 2024, respectively)	568,558	442,747
Investments:
Available-for-sale debt securities (including $10,072 and $5,389 pledged to creditors as of June 30, 2025 and December 31, 2024, respectively)	235,802	226,876
Held-to-maturity debt securities, net of allowance (fair value of which is $192,136 and $224,410 as of June 30, 2025 and December 31, 2024, respectively) (includes $63 and $0 pledged to creditors as of June 30, 2025 and December 31, 2024, respectively)	206,094	242,382
Equity securities (including $583 and $578 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	7,504	7,399
Total investments	$449,400	$476,657
Loans:
Consumer (including $27 and $281 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	395,759	393,102
Corporate (including $9,230 and $7,759 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	329,586	301,386
Loans, net of unearned income	$725,345	$694,488
Allowance for credit losses on loans (ACLL)	(19,123)	(18,574)
Total loans, net	$706,222	$675,914
Goodwill	19,878	19,300
Intangible assets (including MSRs of $770 and $760 as of June 30, 2025 and December 31, 2024, respectively)	4,409	4,494
Premises and equipment, net of depreciation and amortization	32,312	30,192
Other assets (including $14,588 and $13,703 as of June 30, 2025 and December 31, 2024, respectively, at fair value), net of allowance	116,599	102,206
Total assets	$2,622,772	$2,352,945

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2025	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2024
Liabilities
Deposits (including $4,112 and $3,608 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	$1,357,733	$1,284,458
Securities loaned and sold under agreements to repurchase (including $192,398 and $49,154 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	347,913	254,755
Brokerage payables (including $3,915 and $5,207 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	90,949	66,601
Trading account liabilities	163,952	133,846
Short-term borrowings (including $20,594 and $12,484 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	55,560	48,505
Long-term debt (including $127,373 and $112,719 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	317,761	287,300
Other liabilities, plus allowances	74,774	68,114
Total liabilities	$2,408,642	$2,143,579
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2025—654,000 and as of December 31, 2024—714,000, at aggregate liquidation value	$16,350	$17,850
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2025—3,099,750,015 and as of December 31, 2024—3,099,719,006	31	31
Additional paid-in capital	108,839	109,117
Retained earnings	211,674	206,294
Treasury stock, at cost: June 30, 2025—1,258,852,117 shares and December 31, 2024— 1,222,647,540 shares	(79,886)	(76,842)
Accumulated other comprehensive income (loss) (AOCI)	(43,786)	(47,852)
Total Citigroup stockholders’ equity	$213,222	$208,598
Noncontrolling interests	908	768
Total equity	$214,130	$209,366
Total liabilities and equity	$2,622,772	$2,352,945

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Preferred stock at aggregate liquidation value
Balance, beginning of period	$18,350	$17,600	$17,850	$17,600
Issuance of new preferred stock	—	1,750	2,000	2,300
Redemption of preferred stock	(2,000)	(1,250)	(3,500)	(1,800)
Balance, end of period	$16,350	$18,100	$16,350	$18,100
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,647	$108,623	$109,148	$108,986
Employee benefit plans	217	235	(285)	(137)
Other	6	(42)	7	(33)
Balance, end of period	$108,870	$108,816	$108,870	$108,816
Retained earnings
Balance, beginning of period	$209,013	$200,956	$206,294	$198,905
Citigroup’s net income	4,019	3,217	8,083	6,588
Common dividends(1)	(1,063)	(1,024)	(2,135)	(2,054)
Preferred dividends	(287)	(242)	(556)	(521)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(8)	6	(12)	(5)
Balance, end of period	$211,674	$202,913	$211,674	$202,913
Treasury stock, at cost
Balance, beginning of period	$(77,880)	$(74,865)	$(76,842)	$(75,238)
Employee benefit plans(2)	14	23	732	896
Excise tax on share repurchases(3)	(20)	—	(26)	—
Treasury stock acquired	(2,000)	—	(3,750)	(500)
Balance, end of period	$(79,886)	$(74,842)	$(79,886)	$(74,842)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(45,722)	$(45,729)	$(47,852)	$(44,800)
Citigroup’s total other comprehensive income (loss)	1,936	(948)	4,066	(1,877)
Balance, end of period	$(43,786)	$(46,677)	$(43,786)	$(46,677)
Total Citigroup common stockholders’ equity	$196,872	$190,210	$196,872	$190,210
Total Citigroup stockholders’ equity	$213,222	$208,310	$213,222	$208,310
Noncontrolling interests
Balance, beginning of period	$850	$813	$768	$798
Transactions between Citigroup and the noncontrolling-interest shareholders	—	—	(10)	(9)
Net income attributable to noncontrolling-interest shareholders	14	46	57	82
Distributions paid to noncontrolling-interest shareholders	(14)	(4)	(14)	(4)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	58	(20)	107	(33)
Other	—	(1)	—	—
Net change in noncontrolling interests	$58	$21	$140	$36
Balance, end of period	$908	$834	$908	$834
Total equity	$214,130	$209,144	$214,130	$209,144

(1)    Common dividends declared were $0.56 per share for both 1Q25 and 2Q25, and $0.53 per share for both 1Q24 and 2Q24.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(3)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2025	2024
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$8,140	$6,670
Net income attributable to noncontrolling interests	57	82
Citigroup’s net income	$8,083	$6,588
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Income from continuing operations—excluding noncontrolling interests	$8,084	$6,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	186	—
Depreciation and amortization	2,147	2,211
Deferred income taxes	220	(953)
Provisions for credit losses and for benefits and claims	5,595	4,841
Realized gains from sales of investments	(259)	(138)
Impairment losses on investments and other assets	97	47
Change in trading account assets	(125,897)	(34,677)
Change in trading account liabilities	30,106	(4,086)
Change in brokerage receivables net of brokerage payables	11,160	(566)
Change in loans held-for-sale (HFS)	(4,810)	(1,281)
Change in other assets	(8,588)	(1,528)
Change in other liabilities(2)	437	(6,470)
Other, net	(13,765)	8,220
Total adjustments	$(103,371)	$(34,380)
Net cash provided by (used in) operating activities of continuing operations	$(95,287)	$(27,791)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(49,830)	$27,730
Change in loans	(40,293)	(5,440)
Proceeds from sales and securitizations of loans	2,063	1,667
Available-for-sale (AFS) debt securities
Purchases of investments	(140,047)	(129,401)
Proceeds from sales of investments	54,554	23,392
Proceeds from maturities of investments	91,153	108,561
Held-to-maturity (HTM) debt securities
Purchases of investments	(5,006)	(7,393)
Proceeds from maturities of investments	41,335	10,247
Capital expenditures on premises and equipment and capitalized software	(3,272)	(3,251)
Proceeds from sales of premises and equipment and repossessed assets	16	174
Other, net	378	827
Net cash provided by (used in) investing activities of continuing operations	$(48,949)	$27,113

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2025	2024
Cash flows from financing activities of continuing operations
Dividends paid	$(2,651)	$(2,543)
Issuance of preferred stock	1,995	2,291
Redemption of preferred stock	(3,500)	(1,800)
Treasury stock acquired(3)	(3,750)	(524)
Stock tendered for payment of withholding taxes	(770)	(443)
Change in securities loaned and sold under agreements to repurchase	93,158	27,099
Issuance of long-term debt	67,498	48,083
Payments and redemptions of long-term debt	(46,333)	(49,245)
Change in deposits	79,363	(30,544)
Change in short-term borrowings	7,055	1,237
Net cash provided by (used in) financing activities of continuing operations	$192,065	$(6,389)
Effect of exchange rate changes on cash, due from banks and deposits with banks	$13,112	$(7,731)
Change in cash, due from banks and deposits with banks	60,941	(14,798)
Cash, due from banks and deposits with banks at beginning of period	276,532	260,932
Cash, due from banks and deposits with banks at end of period	$337,473	$246,134
Cash and due from banks (including segregated cash and other deposits)	$24,991	$26,917
Deposits with banks, net of allowance	312,482	219,217
Cash, due from banks and deposits with banks at end of period	$337,473	$246,134
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes(4)	$3,167	$3,181
Cash paid during the period for interest	39,284	44,179
Non-cash investing activities(1)(5)
Decrease in net loans associated with divestitures reclassified to HFS	$1,680	$—
Transfers to loans HFS (Other assets) from loans HFI	1,942	2,359
Non-cash financing activities(1)
Decrease in deposits associated with divestitures reclassified to HFS	$6,088	$—

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment and restructuring charges (see Notes 17 and 9, respectively).
(3)    Balances based on transaction date.
(4)    Includes net cash paid (received) for purchases and sales of nonrefundable, transferable tax credits.
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of June 30, 2025.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (First Quarter of 2025 Form 10-Q).
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

See Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for a discussion of 2024 accounting changes.

FUTURE ACCOUNTING CHANGES

Identifying the Acquirer in a Business Combination
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, intended to clarify the guidance for identifying the accounting acquirer when the legal acquiree is a variable interest entity that meets the definition of a business. The revised guidance requires entities to consider the factors in Topic 805 when a business combination involving a VIE is effected primarily by exchanging equity interests in which a VIE is acquired.
The ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Citi is currently evaluating the impact of the ASU. Adoption of the ASU is not expected to have a material impact on Citi’s operating results or financial position.

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
Citi’s Income (loss) from discontinued operations, net of taxes, as well as cash flows from Discontinued operations, were not material for the periods presented.

Significant Disposals
As of June 30, 2025, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises: Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023.
In the second quarter of 2025, the following transactions were identified as significant disposals that are recorded within All Other—Legacy Franchises, including the assets and liabilities that were reclassified to held-for-sale (HFS) within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Agreement to Sell Poland Consumer Banking Business
On May 27, 2025, Citi entered into an agreement to sell its Poland consumer banking business, which is part of All Other—Legacy Franchises. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the second half of 2026. As of June 30, 2025, Citi reported the business as HFS, resulting in a pretax loss on sale of approximately $186 million recorded in Other revenue ($157 million after-tax), subject to closing adjustments.
Income before taxes, excluding the pretax loss on sale, for the Poland consumer banking business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Income before taxes	$38	$35	$70	$70

The following assets and liabilities related to the Poland consumer banking business were reclassified to HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at June 30, 2025:

In millions of dollars	June 30, 2025
Assets
Cash and deposits with banks(1)	$4,660
Loans (net of allowance of $26 at June 30, 2025)	1,680
Other assets	70
Total assets	$6,410
Liabilities
Deposits	$6,088
Other liabilities	78
Total liabilities	$6,166

(1)    Includes liquidity resources currently composed of approximately $4.6 billion of Deposits with banks. This may transfer as cash and securities at time of closing and is primarily recorded in Markets.

Citi did not have any other significant disposals as of June 30, 2025.
As of August 6, 2025, Citi had not entered into sale agreements for the remaining All Other—Legacy Franchises businesses to be sold, specifically the Banamex businesses.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

3. REPORTABLE BUSINESS SEGMENTS AND ALL OTHER

The reportable business segments (segments) and All Other reflect how the CEO, who is the chief operating decision maker (CODM), manages the Company, including allocating resources and measuring performance.
Citi is organized into five reportable business segments: Services, Markets, Banking, Wealth and U.S. Personal Banking (USPB), with the remaining operations recorded in All Other, which includes activities not assigned to a specific segment, as well as discontinued operations. See segment details in Note 3 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Revenues and expenses directly associated with each segment or line of business are included in determining respective operating results. Other revenues and expenses that are attributable to a particular segment or All Other are generally allocated from Corporate/Other within All Other based on respective net revenues, non-interest expenses or other relevant measures.
Revenues and expenses from transactions with other segments and All Other are treated as transactions with external parties for purposes of segment disclosures, while funding charges paid by segments and funding credits received by Corporate Treasury within All Other are included in net interest income. The Company includes intersegment eliminations from Corporate/Other within All Other to reconcile the segment results to Citi’s consolidated results.
The accounting policies of these segments and All Other are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

The following tables present certain information regarding the Company’s continuing operations by reportable business segment and All Other on a managed basis that excludes divestiture-related impacts. The CODM uses Income (loss) from continuing operations as the performance measure, to evaluate the results of each reportable business segment and
All Other by comparing to and monitoring against budget and prior-year results. This information is used to allocate resources to each of the segments and All Other and to make operational decisions when managing the Company, such as whether to reinvest profits or to return capital to shareholders through dividends and share repurchases.

	Three Months Ended June 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking
	2025	2024	2025	2024	2025	2024
Net interest income	$3,630	$3,225	$2,902	$2,038	$530	$527
Non-interest revenue	1,432	1,450	2,977	3,048	1,391	1,100
Total revenues, net of interest expense(1)	$5,062	$4,675	$5,879	$5,086	$1,921	$1,627
Compensation expense(2)	$641	$572	$992	$896	$695	$695
Non-compensation expense(1)(3)	2,038	2,157	2,517	2,409	442	436
Total operating expense(1)	$2,679	$2,729	$3,509	$3,305	$1,137	$1,131
Provisions for credit losses and for benefits and claims	$353	$(27)	$108	$(11)	$173	$(32)
Provision (benefits) for income taxes	582	475	513	323	150	119
Income (loss) from continuing operations	1,448	1,498	1,749	1,469	461	409
Identifiable assets (June 30, 2025 and December 31, 2024)	$618	$584	$1,166	$949	$148	$143
Average loans	94	82	136	119	84	89
Average deposits	857	804	18	25	—	1

In millions of dollars, except identifiable assets, average loans and average deposits in billions	Wealth		USPB
	2025	2024	2025	2024
Net interest income	$1,278	$1,047	$5,471	$5,103
Non-interest revenue	888	760	(352)	(271)
Total revenues, net of interest expense(1)	$2,166	$1,807	$5,119	$4,832
Compensation expense(2)	$619	$627	$537	$553
Non-compensation expense(1)(3)	939	908	1,844	1,802
Total operating expense(1)	$1,558	$1,535	$2,381	$2,355
Provisions for credit losses and for benefits and claims	$(26)	$(9)	$1,885	$2,315
Provision (benefits) for income taxes	140	71	204	41
Income (loss) from continuing operations	494	210	649	121
Identifiable assets (June 30, 2025 and December 31, 2024)	$228	$224	$251	$252
Average loans	149	150	217	206
Average deposits	308	316	90	93

In millions of dollars, except identifiable assets, average loans and average deposits in billions	All Other(4)		Reconciling Items(4)		Total Citi
	2025	2024	2025	2024	2025	2024
Net interest income	$1,364	$1,553	$—	$—	$15,175	$13,493
Non-interest revenue	334	419	(177)	33	6,493	6,539
Total revenues, net of interest expense(1)	$1,698	$1,972	$(177)	$33	$21,668	$20,032
Total operating expense(1)	$2,276	$2,106	$37	$85	$13,577	$13,246
Provisions for credit losses and for benefits and claims	$374	$243	$5	$(3)	$2,872	$2,476
Provision (benefits) for income taxes	(364)	35	(39)	(17)	1,186	1,047
Income (loss) from continuing operations	(588)	(412)	(180)	(32)	4,033	3,263
Identifiable assets (June 30, 2025 and December 31, 2024)	$212	$201			$2,623	$2,353
Average loans	32	34			712	680
Average deposits	70	71			1,343	1,310

	Six Months Ended June 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking
	2025	2024	2025	2024	2025	2024
Net interest income	$7,128	$6,542	$4,915	$3,744	$1,021	$1,109
Non-interest revenue	2,823	2,896	6,950	6,699	2,852	2,254
Total revenues, net of interest expense(1)	$9,951	$9,438	$11,865	$10,443	$3,873	$3,363
Compensation expense(2)	$1,273	$1,196	$2,010	$1,874	$1,327	$1,419
Non-compensation expense(1)(3)	3,990	4,196	4,967	4,815	844	891
Total operating expense(1)	$5,263	$5,392	$6,977	$6,689	$2,171	$2,310
Provisions for credit losses and for benefits and claims	$404	$37	$309	$188	$387	$(161)
Provision (benefits) for income taxes	1,226	996	1,035	676	312	278
Income (loss) from continuing operations	3,058	3,013	3,544	2,890	1,003	936
Average loans	$91	$82	$132	$120	$83	$89
Average deposits	842	806	17	25	—	1

In millions of dollars, except average loans and average deposits in billions	Wealth		USPB
	2025	2024	2025	2024
Net interest income	$2,552	$2,028	$11,012	$10,329
Non-interest revenue	1,710	1,466	(665)	(388)
Total revenues, net of interest expense(1)	$4,262	$3,494	$10,347	$9,941
Compensation expense(2)	$1,288	$1,273	$1,091	$1,117
Non-compensation expense(1)(3)	1,909	1,898	3,732	3,688
Total operating expense(1)	$3,197	$3,171	$4,823	$4,805
Provisions for credit losses and for benefits and claims	$72	$(179)	$3,696	$4,519
Provision (benefits) for income taxes	215	117	434	149
Income (loss) from continuing operations	778	385	1,394	468
Average loans	$148	$150	$217	$205
Average deposits	309	316	90	97

In millions of dollars, except average loans and average deposits in billions	All Other(4)		Reconciling Items(4)		Total Citi
	2025	2024	2025	2024	2025	2024
Net interest income	$2,559	$3,248	$—	$—	$29,187	$27,000
Non-interest revenue	584	1,100	(177)	21	14,077	14,048
Total revenues, net of interest expense(1)	$3,143	$4,348	$(177)	$21	$43,264	$41,048
Total operating expense(1)	$4,500	$4,791	$71	$195	$27,002	$27,353
Provisions for credit losses and for benefits and claims	$733	$429	$(6)	$8	$5,595	$4,841
Provision (benefits) for income taxes	(649)	23	(47)	(56)	2,526	2,183
Income (loss) from continuing operations	(1,441)	(895)	(195)	(126)	8,141	6,671
Average loans	$31	$33			$702	$679
Average deposits	66	73			1,324	1,318

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Banamex and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
(2)    Excludes allocations of Compensation and benefits expense related to services provided by Corporate/Other within All Other, which are allocated from All Other to each segment, as applicable, through the non-compensation expense line.
(3)    Non-compensation expense for each segment includes allocated compensation and benefits-related costs from Corporate/Other within All Other to the respective segments, and expenses related to Technology/communication, Transactional and tax charges, Premises and equipment, Professional services, Advertising and marketing and Other operating (all of which include certain overhead expenses).
(4)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025(1)	2024(2)	2025(3)	2024(4)
Total reportable business segments and All Other—income from continuing operations(5)	$4,213	$3,295	$8,336	$6,797
Divestiture-related impact on:
Total revenues, net of interest expense	(177)	33	(177)	21
Total operating expenses	37	85	71	195
Provision (release) for credit losses	5	(3)	(6)	8
Provision (benefits) for income taxes	(39)	(17)	(47)	(56)
Income from continuing operations	$4,033	$3,263	$8,141	$6,671

(1)    The three months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after tax) related to the announced sale of the Poland consumer banking business; and (ii) approximately $37 million in operating expenses (approximately $26 million after-tax), primarily related to separation costs in Mexico.
(2)    The three months ended June 30, 2024 includes approximately $85 million in operating expenses (approximately $58 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.
(3)    The six months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after tax) related to the announced sale of the Poland consumer banking business; and (ii) approximately $71 million in operating expenses (approximately $49 million after-tax), largely related to separation costs in Mexico and severance costs in the Asia exit markets.
(4)    The six months ended June 30, 2024 includes approximately $195 million in operating expenses (approximately $135 million after-tax), related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.
(5)    Reportable business segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the planned IPO of Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Interest income
Consumer loans	$9,771	$9,780	$19,529	$19,578
Corporate loans	5,193	5,702	10,161	11,446
Loan interest, including fees	$14,964	$15,482	$29,690	$31,024
Deposits with banks	3,043	2,710	6,044	5,357
Securities borrowed and purchased under agreements to resell	6,621	7,211	12,912	15,033
Investments, including dividends	4,206	4,821	8,372	9,670
Trading account assets(1)	5,821	4,503	10,191	8,631
Other interest-bearing assets(2)	1,204	1,260	2,316	2,495
Total interest income	$35,859	$35,987	$69,525	$72,210
Interest expense
Deposits	$8,685	$10,235	$17,123	$20,646
Securities loaned and sold under agreements to repurchase	6,938	6,962	13,194	13,928
Trading account liabilities(1)	748	794	1,505	1,625
Short-term borrowings and other interest-bearing liabilities(3)	1,800	1,908	3,526	3,864
Long-term debt	2,513	2,595	4,990	5,147
Total interest expense	$20,684	$22,494	$40,338	$45,210
Net interest income	$15,175	$13,493	$29,187	$27,000
Provision for credit losses on loans	2,477	2,359	5,038	4,781
Net interest income after provision for credit losses on loans	$12,698	$11,134	$24,149	$22,219

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
The following table presents Commissions and fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Investment banking(1)	$1,006	$875	$2,043	$1,748
Brokerage commissions(2)	701	622	1,405	1,241
Credit and bank card income(3)
Interchange fees(4)	3,038	3,003	5,876	5,826
Card-related loan fees	179	147	342	277
Card rewards and partner payments	(3,325)	(3,189)	(6,460)	(6,106)
Deposit-related fees(5)	338	341	666	681
Transactional service fees(6)	381	359	734	699
Corporate finance(7)	171	150	343	349
Insurance distribution revenue(8)	79	78	160	162
Insurance premiums(9)	30	24	53	49
Loan servicing	23	22	47	35
Other	124	123	243	230
Total(10)	$2,745	$2,555	$5,452	$5,191

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $45 million and $91 million of revenue related to variable consideration for the three and six months ended June 30, 2025, and $44 million and $86 million for the three and six months ended June 30, 2024, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
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
(7)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity earned primarily by Banking. This activity is accounted for under ASC 310.
(8)    Insurance distribution revenue is earned primarily by Wealth and Legacy Franchises within All Other.
(9)    Insurance premiums are earned primarily by Legacy Franchises within All Other.
(10)    Commissions and fees include $(2,918) million and $(5,668) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and six months ended June 30, 2025, and $(2,833) million and $(5,365) million for the three and six months ended June 30, 2024, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for additional information on Citi’s administration and other fiduciary fees.
The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Custody fees(1)	$567	$529	$1,046	$1,042
Fiduciary fees(2)	422	388	855	780
Guarantee fees	134	129	267	261
Total administration and other fiduciary fees(3)	$1,123	$1,046	$2,168	$2,083

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $134 million and $129 million for the three months ended June 30, 2025 and 2024, and $267 million and $261 million for the six months ended June 30, 2025 and 2024, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Interest rate risks(1)	$663	$369	$1,307	$1,085
Foreign exchange risks(2)	2,323	1,335	4,019	2,808
Equity risks(3)(4)	303	686	1,341	1,300
Commodity and other risks(5)	272	321	631	624
Credit products and risks(6)	(155)	163	29	331
Total	$3,406	$2,874	$7,327	$6,148

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

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first and second quarters of 2025.

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

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$28	$30	$—	$—	$—	$1
Interest cost on benefit obligation	119	119	106	109	3	4	29	28
Expected return on assets	(151)	(152)	(94)	(82)	(2)	(2)	(18)	(20)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(1)	(1)	(3)	(3)	(1)	(2)
Net actuarial loss (gain)	50	45	16	20	(3)	(3)	2	2
Settlement loss(1)	—	—	—	2	—	—	—	—
Total net expense (benefit)	$19	$13	$55	$78	$(5)	$(4)	$12	$9

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$54	$59	$—	$—	$—	$1
Interest cost on benefit obligation	237	236	206	218	7	8	57	57
Expected return on assets	(301)	(303)	(182)	(169)	(5)	(5)	(35)	(42)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(2)	(2)	(5)	(5)	(3)	(4)
Net actuarial loss (gain)	98	91	32	43	(6)	(5)	5	5
Settlement loss(1)	—	—	—	2	—	—	—	—
Total net expense (benefit)	$35	$25	$108	$151	$(9)	$(7)	$24	$17

(1)Settlement loss relates to divestiture activities.

Contributions
The following table summarizes the Company’s expected contributions for 2025 and the actual contributions made in 2024:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans(2)		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Company contributions(3) expected to be made during the year, and made during the prior year	$63	$59	$93	$763	$5	$8	$11	$9

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)The Company made a discretionary contribution of approximately $600 million to a pension plan in Banamex during the fourth quarter of 2024.
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
Citi has recorded net restructuring charges of approximately $1.035 billion program to date.
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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Beginning balance at January 1, 2023	$—	$—	$—
Restructuring charges	$687	$94	$781
Change in estimate(1)	—	—	—
Net restructuring charges	$687	$94	$781
Payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$354	$54	$408
Change in estimate(1)(2)	(146)	(3)	(149)
Net restructuring charges	$208	$51	$259
Payments and utilization	$(860)	$(76)	$(936)
Foreign exchange	7	—	7
Balance at December 31, 2024	$42	$—	$42
Restructuring charges	$1	$—	$1
Change in estimate(1)	(4)	—	(4)
Net restructuring charges	$(3)	$—	$(3)
Payments and utilization	$(13)	$—	$(13)
Foreign exchange	(6)	—	(6)
Balance at March 31, 2025	$20	$—	$20
Restructuring charges	$—	$—	$—
Change in estimate(1)	(2)	—	(2)
Net restructuring charges	$(2)	$—	$(2)
Payments and utilization	$(8)	$—	$(8)
Foreign exchange	1	—	1
Balance at June 30, 2025	$11	$—	$11

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2025	2024	2025	2024
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$4,033	$3,263	$8,141	$6,671
Less: Noncontrolling interests from continuing operations	14	46	57	82
Net income from continuing operations (for EPS purposes)	$4,019	$3,217	$8,084	$6,589
Loss from discontinued operations, net of taxes	—	—	(1)	(1)
Citigroup’s net income	$4,019	$3,217	$8,083	$6,588
Less: Preferred dividends	287	242	556	521
Net income available to common shareholders	$3,732	$2,975	$7,527	$6,067
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	49	32	93	77
Net income allocated to common shareholders for basic EPS	$3,683	$2,943	$7,434	$5,990
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,855.9	1,907.7	1,867.5	1,909.1
Basic earnings per share
Income from continuing operations	$1.98	$1.54	$3.98	$3.14
Discontinued operations	—	—	—	—
Net income per share—basic(2)	$1.98	$1.54	$3.98	$3.14
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$3,683	$2,943	$7,434	$5,990
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	19	19	36	34
Net income allocated to common shareholders for diluted EPS	$3,702	$2,962	$7,470	$6,024
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,855.9	1,907.7	1,867.5	1,909.1
Effect of dilutive securities(3)
Other employee plans	37.2	38.0	38.9	35.3
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,893.1	1,945.7	1,906.4	1,944.4
Diluted earnings per share
Income from continuing operations	$1.96	$1.52	$3.92	$3.10
Discontinued operations	—	—	—	—
Net income per share—diluted(2)	$1.96	$1.52	$3.92	$3.10

(1)Other relevant items in the second quarter of 2025 include issuance costs of $8 million related to the redemption of preferred stock Series P. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 20. The total for this line also includes dividends and undistributed earnings ($41 million combined for 2Q25) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the six months ended June 30, 2025 and 2024, there were no weighted-average options outstanding.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2025	December 31, 2024
Securities purchased under agreements to resell	$244,999	$192,950
Securities borrowed	78,903	81,115
Total, net(1)	$323,902	$274,065
Allowance for credit losses on securities purchased and borrowed(2)	(10)	(3)
Total, net of allowance	$323,892	$274,062

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$330,203	$239,767
Securities loaned	17,710	14,988
Total, net(1)	$347,913	$254,755

(1)    The above tables do not include securities-for-securities lending transactions of $3.9 billion and $5.2 billion at June 30, 2025 and December 31, 2024, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of June 30, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$571,388	$326,389	$244,999	$237,911	$7,088
Securities borrowed	101,780	22,877	78,903	29,718	49,185
Total	$673,168	$349,266	$323,902	$267,629	$56,273

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$656,592	$326,389	$330,203	$275,604	$54,599
Securities loaned	40,587	22,877	17,710	13,819	3,891
Total	$697,179	$349,266	$347,913	$289,423	$58,490

	As of December 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$516,722	$323,772	$192,950	$186,121	$6,829
Securities borrowed	100,442	19,327	81,115	22,228	58,887
Total	$617,164	$343,099	$274,065	$208,349	$65,716

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$563,539	$323,772	$239,767	$193,714	$46,053
Securities loaned	34,315	19,327	14,988	12,317	2,671
Total	$597,854	$343,099	$254,755	$206,031	$48,724

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$360,155	$159,940	$60,979	$75,518	$656,592
Securities loaned	31,404	215	1,316	7,652	40,587
Total	$391,559	$160,155	$62,295	$83,170	$697,179

	As of December 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$299,527	$154,036	$46,635	$63,341	$563,539
Securities loaned	25,898	213	1,007	7,197	34,315
Total	$325,425	$154,249	$47,642	$70,538	$597,854

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$318,840	$—	$318,840
State and municipal securities	93	12	105
Foreign government securities	183,417	1,154	184,571
Corporate bonds	20,455	937	21,392
Equity securities	30,118	38,070	68,188
Mortgage-backed securities	96,070	24	96,094
Asset-backed securities	5,026	23	5,049
Other	2,573	367	2,940
Total	$656,592	$40,587	$697,179

	As of December 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$324,233	$40	$324,273
State and municipal securities	183	—	183
Foreign government securities	132,123	1,069	133,192
Corporate bonds	17,467	330	17,797
Equity securities	18,498	32,837	51,335
Mortgage-backed securities	65,279	—	65,279
Asset-backed securities	2,609	23	2,632
Other	3,147	16	3,163
Total	$563,539	$34,315	$597,854

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2025	December 31, 2024
Receivables from customers	$18,468	$18,512
Receivables from brokers, dealers and clearing organizations	45,561	32,329
Total brokerage receivables(1)	$64,029	$50,841
Payables to customers	$65,109	$51,993
Payables to brokers, dealers and clearing organizations	25,840	14,608
Total brokerage payables(1)	$90,949	$66,601

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2025	December 31, 2024
Debt securities available-for-sale (AFS)	$235,802	$226,876
Debt securities held-to-maturity (HTM)(1)	206,094	242,382
Marketable equity securities carried at fair value(2)	112	151
Non-marketable equity securities carried at fair value(2)(3)	471	427
Non-marketable equity securities measured using the measurement alternative(4)	1,581	1,574
Non-marketable equity securities carried at cost(5)	5,340	5,247
Total investments(6)	$449,400	$476,657

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $32 million and $23 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at June 30, 2025 and December 31, 2024, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended June 30, 2025 and 2024.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Taxable interest	$4,022	$4,637	$8,043	$9,328
Interest exempt from U.S. federal income tax	78	81	155	161
Dividend income	106	103	174	181
Total interest and dividend income on investments	$4,206	$4,821	$8,372	$9,670

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Gross realized investment gains	$152	$144	$286	$286
Gross realized investment losses	(14)	(121)	(27)	(148)
Net realized gains on sales of investments	$138	$23	$259	$138

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2025					December 31, 2024
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)	$37,163	$26	$1,015	$—	$36,174	$30,208	$40	$942	$—	$29,306
Residential	831	—	3	—	828	626	—	2	—	624
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$37,995	$26	$1,018	$—	$37,003	$30,835	$40	$944	$—	$29,931
U.S. Treasury and federal agency securities
U.S. Treasury	$35,603	$53	$166	$—	$35,490	$52,630	$13	$264	$—	$52,379
Total U.S. Treasury and federal agency securities	$35,603	$53	$166	$—	$35,490	$52,630	$13	$264	$—	$52,379
State and municipal	$1,774	$3	$105	$—	$1,672	$1,749	$12	$103	$—	$1,658
Foreign government	150,681	956	647	—	150,990	134,002	444	1,087	—	133,359
Corporate	5,316	32	88	2	5,258	4,923	19	122	6	4,814
Asset-backed securities(1)	988	4	5	—	987	856	3	11	—	848
Other debt securities	4,401	1	—	—	4,402	3,887	1	1	—	3,887
Total debt securities AFS	$236,758	$1,075	$2,029	$2	$235,802	$228,882	$532	$2,532	$6	$226,876

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost includes unallocated portfolio-layer cumulative basis adjustments of $0.3 billion and $(0.2) billion as of June 30, 2025 and December 31, 2024, respectively. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $80 million and $(739) million, respectively, as of June 30, 2025. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $35 million and $(1,129) million, respectively, as of December 31, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2025
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24,634	$393	$8,303	$622	$32,937	$1,015
Residential	602	2	203	1	805	3
Commercial	1	—	—	—	1	—
Total mortgage-backed securities	$25,237	$395	$8,506	$623	$33,743	$1,018
U.S. Treasury and federal agency securities
U.S. Treasury	$15,868	$94	$4,591	$72	$20,459	$166
Total U.S. Treasury and federal agency securities	$15,868	$94	$4,591	$72	$20,459	$166
State and municipal	$962	$69	$454	$36	$1,416	$105
Foreign government	34,128	222	14,064	425	48,192	647
Corporate	561	36	1,726	52	2,287	88
Asset-backed securities	436	5	—	—	436	5
Other debt securities	17	—	279	—	296	—
Total debt securities AFS	$77,209	$821	$29,620	$1,208	$106,829	$2,029
December 31, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$16,690	$255	$8,484	$687	$25,174	$942
Residential	375	1	216	1	591	2
Commercial	—	—	1	—	1	—
Total mortgage-backed securities	$17,065	$256	$8,701	$688	$25,766	$944
U.S. Treasury and federal agency securities
U.S. Treasury	$13,660	$166	$1,710	$98	$15,370	$264
Total U.S. Treasury and federal agency securities	$13,660	$166	$1,710	$98	$15,370	$264
State and municipal	$855	$72	$335	$31	$1,190	$103
Foreign government	49,384	487	19,719	600	69,103	1,087
Corporate	455	45	2,444	77	2,899	122
Asset-backed securities	388	11	—	—	388	11
Other debt securities	1,098	—	939	1	2,037	1
Total debt securities AFS	$82,905	$1,037	$33,848	$1,495	$116,753	$2,532

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2025
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$4	$4
After 1 but within 5 years	1,096	1,089
After 5 but within 10 years	638	621
After 10 years	35,928	35,289
Total(2)	$37,666	$37,003
U.S. Treasury and federal agency securities
Due within 1 year	$14,001	$13,949
After 1 but within 5 years	21,399	21,359
After 5 but within 10 years	203	182
After 10 years	—	—
Total	$35,603	$35,490
State and municipal
Due within 1 year	$14	$14
After 1 but within 5 years	159	155
After 5 but within 10 years	356	346
After 10 years	1,245	1,157
Total	$1,774	$1,672
Foreign government
Due within 1 year	$62,146	$62,172
After 1 but within 5 years	82,735	83,153
After 5 but within 10 years	5,158	5,101
After 10 years	642	564
Total	$150,681	$150,990
All other(3)
Due within 1 year	$4,993	$4,989
After 1 but within 5 years	5,020	4,990
After 5 but within 10 years	638	643
After 10 years	54	25
Total	$10,705	$10,647
Total debt securities AFS(2)	$236,429	$235,802

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio-layer cumulative basis adjustments of $0.3 billion as of June 30, 2025.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2025
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$69,227	$1	$8,617	$60,611
Non-U.S. residential	—	—	—	—
Commercial	1,221	20	126	1,115
Total mortgage-backed securities	$70,448	$21	$8,743	$61,726
U.S. Treasury securities	$94,987	$—	$4,509	$90,478
State and municipal	8,780	16	793	8,003
Foreign government	747	19	—	766
Asset-backed securities(2)	31,132	88	57	31,163
Total debt securities HTM, net	$206,094	$144	$14,102	$192,136
December 31, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$72,542	$—	$10,291	$62,251
Non-U.S. residential	—	—	—	—
Commercial	1,247	12	151	1,108
Total mortgage-backed securities	$73,789	$12	$10,442	$63,359
U.S. Treasury securities	$126,142	$—	$6,934	$119,208
State and municipal	8,903	27	668	8,262
Foreign government	988	3	—	991
Asset-backed securities(2)	32,560	91	61	32,590
Total debt securities HTM, net	$242,382	$133	$18,105	$224,410

(1)Amortized cost is reported net of ACL of $136 million and $137 million at June 30, 2025 and December 31, 2024, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2025
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$232	$230
After 1 but within 5 years	955	928
After 5 but within 10 years	1,254	1,181
After 10 years	68,007	59,387
Total	$70,448	$61,726
U.S. Treasury securities
Due within 1 year	$19,145	$18,716
After 1 but within 5 years	75,842	71,762
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$94,987	$90,478
State and municipal
Due within 1 year	$23	$21
After 1 but within 5 years	186	185
After 5 but within 10 years	2,002	1,997
After 10 years	6,569	5,800
Total	$8,780	$8,003
Foreign government
Due within 1 year	$168	$170
After 1 but within 5 years	579	596
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$747	$766
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	9,975	9,993
After 10 years	21,157	21,170
Total	$31,132	$31,163
Total debt securities HTM	$206,094	$192,136

(1)Amortized cost is reported net of ACL of $136 million at June 30, 2025.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at June 30, 2025 and December 31, 2024.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2025 and December 31, 2024.

Evaluating Investments for Impairment—AFS Debt Securities
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$2	$9	$5	$23
Total impairment losses recognized in earnings	$2	$9	$5	$23

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was immaterial as of June 30, 2025 and December 31, 2024.

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

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2025 and December 31, 2024:

In millions of dollars	June 30, 2025	December 31, 2024
Measurement alternative:
Carrying value	$1,581	$1,574

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Measurement alternative(1):
Impairment losses	$37	$8	$89	$24
Downward changes for observable prices	—	1	—	1
Upward changes for observable prices	38	3	47	52

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2025
Measurement alternative:
Impairment losses	$501
Downward changes for observable prices	39
Upward changes for observable prices	1,076

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2025 and 2024, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

14.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the segment that manages the loans (or, if applicable, All Other—Legacy Franchises), in addition to the nature of the obligor, with corporate loans generally made for corporate, institutional and public sector clients and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Notes 1 and 15 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

CORPORATE LOANS

Corporate loans represent loans and leases managed by Services, Markets, Banking and the Banamex SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2025	December 31, 2024
In North America offices(1)
Commercial and industrial	$59,382	$57,730
Financial institutions	56,727	41,815
Mortgage and real estate(2)	17,887	18,411
Installment and other(3)	25,480	25,529
Lease financing	185	235
Total	$159,661	$143,720
In offices outside North America(1)
Commercial and industrial	$97,338	$92,856
Financial institutions	27,131	27,276
Mortgage and real estate(2)	9,434	8,136
Installment and other(3)	31,776	25,800
Lease financing	45	40
Governments and official institutions	4,151	3,630
Total	$169,875	$157,738
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$329,536	$301,458
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$50	$(72)
Corporate loans, net of unearned income(4)(5)(6)	$329,586	$301,386

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
(4)Corporate loans are net of unearned income of $(991) million and $(969) million at June 30, 2025 and December 31, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three and six months ended June 30, 2025 and 2024.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $0.9 billion and $1.9 billion of corporate loans during the three and six months ended June 30, 2025, and $1.5 billion and $2.3 billion of corporate loans during the three and six months ended June 30, 2024, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2025 or 2024.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$215	$63	$278	$570	$153,772	$154,620
Financial institutions	34	—	34	214	82,561	82,809
Mortgage and real estate	2	2	4	746	26,570	27,320
Lease financing	—	1	1	14	216	231
Other	32	19	51	178	55,097	55,326
Loans at fair value	N/A	N/A	N/A	N/A	N/A	9,230
Total(5)	$283	$85	$368	$1,722	$318,216	$329,536

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$183	$35	$218	$542	$147,914	$148,674
Financial institutions	8	—	8	73	68,297	68,378
Mortgage and real estate	6	2	8	567	25,971	26,546
Lease financing	—	1	1	—	275	276
Other	62	16	78	195	49,552	49,825
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,759
Total(5)	$259	$54	$313	$1,377	$292,009	$301,458

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
(5)Excludes $50 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2025 and December 31, 2024, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$31,851	$11,158	$7,669	$4,976	$2,102	$4,809	$31,841	$94,406
Financial institutions(4)	15,314	6,177	2,350	1,235	417	2,057	45,040	72,590
Mortgage and real estate	2,525	5,070	3,779	2,758	2,020	2,291	472	18,915
Other(5)	6,143	4,316	2,395	3,649	693	5,540	26,651	49,387
Total investment grade	$55,833	$26,721	$16,193	$12,618	$5,232	$14,697	$104,004	$235,298
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$20,193	$7,041	$4,275	$2,939	$1,108	$2,710	$21,378	$59,644
Financial institutions(4)	2,796	1,339	405	217	444	213	4,591	10,005
Mortgage and real estate	394	735	1,432	1,812	1,022	1,781	483	7,659
Other(5)	1,569	1,018	706	260	118	409	1,898	5,978
Non-accrual
Commercial and industrial(4)	98	40	76	81	24	53	198	570
Financial institutions	5	—	—	—	182	—	27	214
Mortgage and real estate	34	1	6	39	237	391	38	746
Other(5)	—	—	20	—	129	30	13	192
Total non-investment grade	$25,089	$10,174	$6,920	$5,348	$3,264	$5,587	$28,626	$85,008
Loans at fair value(6)								$9,230
Corporate loans, net of unearned income(7)	$80,922	$36,895	$23,113	$17,966	$8,496	$20,284	$132,630	$329,536

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,039	$8,101	$5,035	$2,492	$1,225	$4,853	$32,862	$90,607
Financial institutions(4)	13,074	2,136	1,162	326	265	1,500	41,415	59,878
Mortgage and real estate	5,325	3,927	3,269	2,537	1,460	1,533	248	18,299
Other(5)	5,773	2,643	4,036	822	1,156	5,578	24,623	44,631
Total investment grade	$60,211	$16,807	$13,502	$6,177	$4,106	$13,464	$99,148	$213,415
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,937	$5,082	$3,576	$1,583	$318	$2,560	$19,468	$57,524
Financial institutions(4)	4,103	529	255	655	41	355	2,489	8,427
Mortgage and real estate	801	1,112	1,936	1,400	770	1,190	472	7,681
Other(5)	1,227	592	427	261	190	274	2,304	5,275
Non-accrual
Commercial and industrial	43	78	48	17	7	44	305	542
Financial institutions(4)	—	—	—	55	—	—	18	73
Mortgage and real estate	16	2	104	107	28	279	31	567
Other(5)	1	—	1	18	—	19	156	195
Total non-investment grade	$31,128	$7,395	$6,347	$4,096	$1,354	$4,721	$25,243	$80,284
Loans at fair value(6)								$7,759
Corporate loans, net of unearned income(7)	$91,339	$24,201	$19,849	$10,274	$5,460	$18,185	$124,391	$301,458

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
(7)Excludes $50 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2025 and December 31, 2024, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the six months ended June 30, 2025, by year of loan origination:

	For the Six Months Ended June 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$4	$—	$—	$—	$6	$75	$85
Financial institutions	—	—	—	—	—	—	7	7
Mortgage and real estate	—	—	—	—	—	7	2	9
Other(1)	2	—	141	—	—	2	16	161
Total	$2	$4	$141	$—	$—	$15	$100	$262

The table below details gross credit losses recognized during the six months ended June 30, 2024, by year of loan origination:

	For the Six Months Ended June 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$2	$—	$3	$9	$—	$3	$111	$128
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	9	—	—	63	20	130
Other(1)	—	—	—	—	—	15	24	39
Total	$3	$37	$12	$9	$—	$82	$164	$307

(1)    Other includes installment and other, lease financing and loans to government and official institutions.

Non-Accrual Corporate Loans

	June 30, 2025		December 31, 2024
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$307	$118	$199	$86
Financial institutions	134	7	—	—
Mortgage and real estate	292	20	276	42
Other	35	28	185	174
Total non-accrual corporate loans with specific allowances	$768	$173	$660	$302
Non-accrual corporate loans without specific allowances
Commercial and industrial	$263		$343
Financial institutions	80		73
Mortgage and real estate	454		291
Lease financing	14		—
Other	143		10
Total non-accrual corporate loans without specific allowances	$954	N/A	$717	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and six months ended June 30, 2025 was $6 million and $14 million, respectively, and for the three and six months ended June 30, 2024 was $12 million and $30 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and six months ended June 30, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Six Months Ended June 30, 2025
In millions of dollars, except for weighted-average term extension	Total modifications balance at June 30, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2025
Commercial and industrial	$133	$133	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$133	$133	$—
Six Months Ended June 30, 2025
Commercial and industrial	$151	$151	$—	13
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$151	$151	$—

	For the Three and Six Months Ended June 30, 2024
In millions of dollars, except for weighted-average term extension	Total modifications balance at June 30, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2024
Commercial and industrial	$50	$50	$—	9
Financial institutions	—	—	—	—
Mortgage and real estate	91	91	—	8
Other(5)	—	—	—	—
Total	$141	$141	$—
Six Months Ended June 30, 2024
Commercial and industrial	$131	$131	$—	13
Financial institutions	—	—	—	—
Mortgage and real estate	177	177	—	16
Other(5)	—	—	—	—
Total	$308	$308	$—

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of June 30, 2025 and 2024.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $355 million and $890 million as of June 30, 2025 and 2024, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended June 30, 2025 and December 31, 2024:

	As of June 30, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$267	$267	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	63	63	—	—
Other(2)	—	—	—	—
Total	$330	$330	$—	$—

	As of December 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$251	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	—
Other(2)	—	—	—	—
Total	$356	$356	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to government and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended June 30, 2025 and 2024. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

CONSUMER LOANS

Consumer loans represent loans and leases managed primarily by USPB, Wealth and All Other—Legacy Franchises (except Banamex SBMM).
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

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$115,112	$384	$607	$212	$116,315	$142	$649	$791	$113
Home equity loans(7)(8)	2,889	30	46	—	2,965	22	97	119	—
Credit cards	162,799	2,112	2,380	—	167,291	—	—	—	2,380
Personal, small business and other(9)	32,798	102	30	—	32,930	6	155	161	—
Total	$313,598	$2,628	$3,063	$212	$319,501	$170	$901	$1,071	$2,493
In offices outside North America(5)
Residential mortgages(6)	$23,970	$45	$68	$—	$24,083	$—	$166	$166	$—
Credit cards	12,911	224	267	—	13,402	—	258	258	88
Personal, small business and other(9)	38,098	118	41	—	38,257	—	137	137	—
Total	$74,979	$387	$376	$—	$75,742	$—	$561	$561	$88
Total excluding portfolio-layer hedges cumulative basis adjustments	$388,577	$3,015	$3,439	$212	$395,243	$170	$1,462	$1,632	$2,581
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$516
Total Citigroup(11)(12)					$395,759

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,613	$397	$349	$234	$114,593	$114	$409	$523	$128
Home equity loans(7)(8)	3,060	23	58	—	3,141	25	114	139	—
Credit cards	166,021	2,333	2,705	—	171,059	—	—	—	2,705
Personal, small business and other(9)	33,010	94	50	1	33,155	7	154	161	2
Total	$315,704	$2,847	$3,162	$235	$321,948	$146	$677	$823	$2,835
In offices outside North America(5)
Residential mortgages(6)	$24,358	$38	$60	$—	$24,456	$—	$155	$155	$—
Credit cards	12,523	190	214	—	12,927	—	211	211	72
Personal, small business and other(9)	33,859	100	36	—	33,995	—	121	121	—
Total	$70,740	$328	$310	$—	$71,378	$—	$487	$487	$72
Total excluding portfolio-layer hedges cumulative basis adjustments	$386,444	$3,175	$3,472	$235	$393,326	$146	$1,164	$1,310	$2,907
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$(224)
Total Citigroup(11)(12)					$393,102

(1)Loans less than 30 days past due are presented as current.
(2)Includes $27 million and $281 million at June 30, 2025 and December 31, 2024, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $25.8 billion and $20.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at June 30, 2025. Excludes delinquencies on $25.9 billion and $17.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2024.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at June 30, 2025 and December 31, 2024, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.8 billion of residential mortgages outside North America related to Wealth at June 30, 2025. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.1 billion of residential mortgages outside North America related to Wealth at December 31, 2024.
(7)Includes less than $0.1 billion and less than $0.1 billion at June 30, 2025 and December 31, 2024, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of June 30, 2025, Wealth in North America includes $28.1 billion of loans, of which $25.8 billion are classifiably managed with 84% rated investment grade, and Wealth outside North America includes $29.0 billion of loans, of which $20.6 billion are classifiably managed with 53% rated investment grade. As of December 31, 2024, Wealth in North America includes $28.1 billion of loans, of which $25.9 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $25.4 billion of loans, of which $17.6 billion are classifiably managed with 56% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $913 million and $889 million at June 30, 2025 and December 31, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at June 30, 2025 and December 31, 2024, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and six months ended June 30, 2025, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $0.9 billion, respectively. During the three and six months ended June 30, 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $0.8 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
In North America offices(1)
Residential first mortgages	$2	$2	$4	$5
Home equity loans	1	2	2	3
Personal, small business and other	1	—	1	—
Total	$4	$4	$7	$8
In offices outside North America(1)
Residential mortgages	$2	$3	$4	$5
Personal, small business and other	—	1	1	1
Total	$2	$4	$5	$6
Total Citigroup	$6	$8	$12	$14

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three and six months ended June 30, 2025, the Company sold and/or reclassified to held-for-sale (HFS) $10 million and $42 million of consumer loans, respectively. During the three and six months ended June 30, 2024, the Company sold and/or reclassified to held-for-sale less than $1 million and $59 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the three and six months ended June 30, 2025 and 2024. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 24), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses held-for-sale (see Note 2).
The Company did not have significant purchases of consumer loans classified as held-for-investment for the three and six months ended June 30, 2025 or 2024.

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

With respect to Citi’s consumer loan portfolio outside of the U.S. as of June 30, 2025 and December 31, 2024 ($77.7 billion and $72.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	June 30, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$30	$973	$5,781
2024	167	1,961	9,368
2023	182	2,253	12,276
2022	369	3,042	15,624
2021	329	2,559	14,332
Prior	1,708	6,682	31,396
Total residential first mortgages	$2,785	$17,470	$88,777	$—	$7,283	$116,315
Home equity line of credit (pre-reset)	$242	$728	$1,524
Home equity line of credit (post-reset)	61	73	71
Home equity term loans	42	77	104
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	42	77	103
Total home equity loans	$345	$878	$1,699	$—	$43	$2,965
Credit cards	$22,621	$57,886	$81,645
Revolving loans converted to term loans(3)	1,604	754	145
Total credit cards(4)	$24,225	$58,640	$81,790	$—	$2,057	$166,712
Personal, small business and other
2025	$21	$116	$444
2024	145	397	982
2023	113	206	382
2022	94	120	173
2021	18	23	31
Prior	92	139	138
Total personal, small business and other(5)(6)	$483	$1,001	$2,150	$25,842	$2,614	$32,090
Total(7)	$27,838	$77,989	$174,416	$25,842	$11,997	$318,082

FICO score distribution—U.S. portfolio	December 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2024	$123	$2,213	$10,308
2023	223	2,451	12,936
2022	354	3,272	16,034
2021	312	2,745	14,651
2020	298	1,990	12,245
Prior	1,473	5,034	20,573
Total residential first mortgages	$2,783	$17,705	$86,747	$—	$7,358	$114,593
Home equity line of credit (pre-reset)	$266	$764	$1,597
Home equity line of credit (post-reset)	58	80	75
Home equity term loans	45	87	114
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	45	86	111
Total home equity loans	$369	$931	$1,786	$—	$55	$3,141
Credit cards	$22,855	$59,574	$83,935
Revolving loans converted to term loans(3)	1,462	668	129
Total credit cards(4)	$24,317	$60,242	$84,064	$—	$1,874	$170,497
Personal, small business and other
2024	$96	$398	$1,219
2023	132	282	577
2022	131	180	271
2021	28	38	54
2020	2	2	4
Prior	94	152	150
Total personal, small business and other(5)(6)	$483	$1,052	$2,275	$25,860	$2,730	$32,400
Total(7)	$27,952	$79,930	$174,872	$25,860	$12,017	$320,631

(1)    These personal, small business and other loans without a FICO score available include $25.8 billion and $25.9 billion of Private Bank loans as of June 30, 2025 and December 31, 2024, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of June 30, 2025 and December 31, 2024, approximately 84% and 83% of these loans, respectively, were rated investment grade.
(2)    FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)    Not included in the tables above are $38 million and $33 million of revolving credit card loans outside of the U.S. that were converted to term loans as of June 30, 2025 and December 31, 2024, respectively.
(4)    Excludes $579 million and $562 million of balances related to Canada for June 30, 2025 and December 31, 2024, respectively.
(5)    Excludes $840 million and $755 million of balances related to Canada for June 30, 2025 and December 31, 2024, respectively.
(6)    Includes approximately $18 million and $22 million of personal revolving loans that were converted to term loans for June 30, 2025 and December 31, 2024, respectively.
(7)    Excludes $516 million and $(224) million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2025 and December 31, 2024, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the six months ended June 30, 2025 and 2024, by year of loan origination:

In millions of dollars	Six Months Ended June 30, 2025
Residential first mortgages
2025	$—
2024	1
2023	2
2022	—
2021	1
Prior	34
Total residential first mortgages	$38
Home equity line of credit (pre-reset)	$3
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$4
Credit cards	$4,761
Revolving loans converted to term loans	159
Total credit cards	$4,920
Personal, small business and other
2025	$71
2024	119
2023	89
2022	51
2021	20
Prior	75
Total personal, small business and other	$425
Total Citigroup	$5,387

In millions of dollars	Six Months Ended June 30, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	22
Total residential first mortgages	$23
Home equity line of credit (pre-reset)	$3
Home equity line of credit (post-reset)	1
Home equity term loans	1
Total home equity loans	$5
Credit cards	$4,557
Revolving loans converted to term loans	119
Total credit cards	$4,676
Personal, small business and other
2024	$58
2023	100
2022	95
2021	37
2020	14
Prior	90
Total personal, small business and other	$394
Total Citigroup	$5,098

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

LTV distribution—U.S. portfolio(1)	June 30, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$5,464	$1,355	$1
2024	9,560	2,258	—
2023	13,830	1,358	2
2022	18,763	1,389	20
2021	17,999	306	6
Prior	42,368	488	38
Total residential first mortgages	$107,984	$7,154	$67	$1,110	$116,315
Home equity loans (pre-reset)	$2,415	$45	$37
Home equity loans (post-reset)	396	12	20
Total home equity loans	$2,811	$57	$57	$40	$2,965
Total(2)	$110,795	$7,211	$124	$1,150	$119,280

LTV distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$9,196	$3,550	$1
2023	13,973	2,036	2
2022	18,546	2,078	42
2021	18,247	472	33
2020	15,434	226	1
Prior	28,797	351	25
Total residential first mortgages	$104,193	$8,713	$104	$1,583	$114,593
Home equity loans (pre-reset)	$2,514	$26	$45
Home equity loans (post-reset)	435	3	9
Total home equity loans	$2,949	$29	$54	$109	$3,141
Total(2)	$107,142	$8,742	$158	$1,692	$117,734

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $516 million and $(224) million of unallocated portfolio-layer cumulative basis adjustments at June 30, 2025 and December 31, 2024, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	June 30, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$1,122	$100	$—
2024	2,795	390	—
2023	2,210	595	388
2022	2,409	459	651
2021	2,312	429	613
Prior	8,571	422	167
Total	$19,419	$2,395	$1,819	$450	$24,083

LTV distribution—outside of U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,808	$421	$—
2023	2,406	654	412
2022	2,579	462	698
2021	2,505	426	657
2020	1,739	326	176
Prior	7,642	148	8
Total	$19,679	$2,437	$1,951	$389	$24,456

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of June 30, 2025 and December 31, 2024, mortgage portfolios outside of the U.S. had an average LTV of approximately 58% and 58%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at June 30, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	2Q25 NCL ratio	2Q24 NCL ratio
Residential mortgages(3)	$24,083	$—	$24,083	0.19%	0.28%	0.22%	0.04%
Credit cards	13,402	—	13,402	1.67	1.99	5.83	4.70
Personal, small business and other(4)	38,257	20,620	17,637	0.67	0.23	1.00	0.96
Total	$75,742	$20,620	$55,122	0.70%	0.68%	1.59%	1.33%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,456	$—	$24,456	0.16%	0.25%
Credit cards	12,927	—	12,927	1.47	1.66
Personal, small business and other(4)	33,995	17,553	16,442	0.61	0.22
Total	$71,378	$17,553	$53,825	0.61%	0.58%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of June 30, 2025 and December 31, 2024, approximately 53% and 56% of these loans, respectively, were rated investment grade.
(3)    Includes $18.8 billion and $19.1 billion as of June 30, 2025 and December 31, 2024, respectively, of residential mortgages related to Wealth.
(4)    Includes $29.0 billion and $25.4 billion as of June 30, 2025 and December 31, 2024, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and six months ended June 30, 2025, $20 million and $28 million, respectively, of mortgage loans were enrolled in trial programs. During the three and six months ended June 30, 2024, $11 million and $17 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $2 million and $5 million had gone through Chapter 7 bankruptcy during the three and six months ended June 30, 2025, and $1 million and $3 million during the three and six months ended June 30, 2024, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and six months ended June 30, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended June 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.25%	$294	$—	$18	$270	$6	$—	$—	—%	155	6
Home equity loans	0.07	2	—	—	2	—	—	—	—	—	6
Credit cards	0.26	435	435	—	—	—	—	—	25	—	—
Personal, small business and other	0.03	10	—	—	—	10	—	—	8	18	—
Total	0.23%	$741	$435	$18	$272	$16	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$11	$—	$—	$11	$—	$—	$—	—%	—	12
Credit cards	0.06	8	8	—	—	—	—	—	23	—	—
Personal, small business and other	0.02	9	1	—	—	8	—	—	6	27	—
Total	0.04%	$28	$9	$—	$11	$8	$—	$—

			For the Three Months Ended June 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.02%	$26	$—	$17	$7	$2	$—	$—	—%	190	9
Home equity loans	0.03	1	—	—	—	1	—	—	1	172	—
Credit cards	0.25	411	411	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	6	—	—	—	6	—	—	8	17	—
Total	0.14%	$444	$411	$17	$7	$9	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$12	$—	$—	$11	$1	$—	$—	2%	168	12
Credit cards	0.03	4	4	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	1	1	—	6	—	—	6	24	—
Total	0.03%	$24	$5	$1	$11	$7	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended June 30, 2025 and 2024, Citi granted forgiveness of $1 million and $2 million in residential first mortgage loans, $34 million and $28 million in credit card loans and $2 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of June 30, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2025 and 2024.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended June 30, 2025 and 2024.

			For the Six Months Ended June 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.31%	$364	$1	$29	$321	$13	$—	$—	1%	144	6
Home equity loans	0.13	4	—	—	4	—	—	—	—	—	8
Credit cards	0.51	857	856	—	1	—	—	—	25	—	4
Personal, small business and other	0.06	19	1	—	—	18	—	—	8	18	—
Total	0.39%	$1,244	$858	$29	$326	$31	$—	$—
In offices outside North America(4)
Residential mortgages	0.10%	$24	$—	$—	$22	$2	$—	$—	2%	191	12
Credit cards	0.10	13	13	—	—	—	—	—	24	—	—
Personal, small business and other	0.04	15	3	—	—	12	—	—	6	28	—
Total	0.07%	$52	$16	$—	$22	$14	$—	$—

			For the Six Months Ended June 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.05%	$55	$—	$38	$14	$3	$—	$—	—%	187	9
Home equity loans	0.03	1	—	—	—	1	—	—	2	146	—
Credit cards	0.48	777	777	—	—	—	—	—	24	—	—
Personal, small business and other	0.04	13	1	—	1	11	—	—	8	18	5
Total	0.27%	$846	$778	$38	$15	$15	$—	$—
In offices outside North America(4)
Residential mortgages	0.09%	$24	$—	$—	$23	$1	$—	$—	2%	183	12
Credit cards	0.06	8	8	—	—	—	—	—	24	—	—
Personal, small business and other	0.04	15	3	3	—	9	—	—	7	24	—
Total	0.06%	$47	$11	$3	$23	$10	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the six months ended June 30, 2025 and 2024, Citi granted forgiveness of $1 million and $2 million in residential first mortgage loans, $62 million and $39 million in credit card loans and $2 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of June 30, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2025 and 2024.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the six months ended June 30, 2025 and 2024.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended June 30, 2025 and the year ended December 31, 2024:

	As of June 30, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$407	$56	$17	$334	$—
Home equity loans	5	—	2	3	—
Credit cards	1,491	1,202	182	107	292
Personal, small business and other	30	27	2	1	2
Total(2)	$1,933	$1,285	$203	$445	$294
In offices outside North America(1)
Residential mortgages	$41	$38	$2	$1	$—
Credit cards	24	21	3	—	1
Personal, small business and other	20	16	3	1	—
Total(2)	$85	$75	$8	$2	$1

	As of December 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$40	$19	$40	$—
Home equity loans	3	1	—	2	—
Credit cards	1,432	1,081	211	140	291
Personal, small business and other	25	22	2	1	2
Total(2)	$1,559	$1,144	$232	$183	$293
In offices outside North America(1)
Residential mortgages	$37	$34	$2	$1	$—
Credit cards	17	16	1	—	—
Personal, small business and other	30	24	4	2	1
Total(2)	$84	$74	$7	$3	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and six months ended June 30, 2025 and 2024. Default is defined as 60 days past due:

		For the Three Months Ended June 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$11	$—	$7	$—	$4	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	83	83	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$95	$83	$7	$—	$5	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$1	$—	$1	$2	$—	$—

		For the Three Months Ended June 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$9	$—	$9	$—	$—	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	95	95	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$105	$95	$9	$—	$1	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	—	—	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$—	$—	$1	$1	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

		For the Six Months Ended June 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$17	$—	$11	$—	$6	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	127	127	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$145	$127	$11	$—	$7	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	3	—	—	—	3	—	—
Total	$6	$1	$—	$2	$3	$—	$—

		For the Six Months Ended June 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$19	$—	$17	$—	$2	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	136	136	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$156	$136	$17	$—	$3	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	—	—	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$—	$—	$2	$2	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$18,726	$18,296	$18,574	$18,145
Gross credit losses on loans	(2,723)	(2,715)	(5,649)	(5,405)
Gross recoveries on loans	489	432	956	819
Net credit losses (NCLs) on loans	$(2,234)	$(2,283)	$(4,693)	$(4,586)
Replenishment of NCLs	$2,234	$2,283	$4,693	$4,586
Net reserve builds (releases) for loans	249	136	476	382
Net specific reserve builds (releases) for loans	(6)	(60)	(131)	(187)
Total provision for credit losses on loans (PCLL)	$2,477	$2,359	$5,038	$4,781
Other, net (see table below)	154	(156)	204	(124)
ACLL at end of period	$19,123	$18,216	$19,123	$18,216
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(1)	$1,720	$1,629	$1,601	$1,728
Provision (release) for credit losses on unfunded lending commitments	(19)	(8)	89	(106)
Other, net	20	(2)	31	(3)
ACLUC at end of period(1)	$1,721	$1,619	$1,721	$1,619
Total ACLL and ACLUC	$20,844	$19,835	$20,844	$19,835
Allowance for credit losses on other assets at beginning of period(2)	$2,206	$1,722	$1,865	$1,788
NCLs on other assets	(5)	(2)	(18)	(15)
Provision (release) for credit losses on other assets	381	112	420	116
Other, net(3)	117	79	432	22
Allowance for credit losses on other assets at end of period(2)	$2,699	$1,911	$2,699	$1,911
Allowance for credit losses on HTM debt securities at beginning of period	$130	$106	$137	$95
Provision (release) for credit losses on HTM debt securities	7	(5)	2	5
Other, net	(1)	(2)	(3)	(1)
Allowance for credit losses on HTM debt securities at end of period	$136	$99	$136	$99
Total ACL	$23,679	$21,845	$23,679	$21,845

Other, net details (ACLL)	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Reclasses of consumer ACLL to HFS(4)	$(29)	$—	$(29)	$—
FX translation and other	183	(156)	233	(124)
Other, net (ACLL)	$154	$(156)	$204	$(124)

(1)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(2)See additional details on the Allowance for credit losses on other assets below.
(3)Primarily reflects the impact of FX translation on the ACL on Other assets for transfer risk associated with exposures outside the U.S.
(4)See Note 2.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	June 30, 2025			June 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,725	$16,001	$18,726	$2,772	$15,524	$18,296
Charge-offs	(63)	(2,660)	(2,723)	(129)	(2,586)	(2,715)
Recoveries	14	475	489	21	411	432
Replenishment of NCLs	49	2,185	2,234	108	2,175	2,283
Net reserve builds (releases)	265	(16)	249	(216)	352	136
Net specific reserve builds (releases)	(6)	—	(6)	(58)	(2)	(60)
Other	39	115	154	(14)	(142)	(156)
Ending balance	$3,023	$16,100	$19,123	$2,484	$15,732	$18,216

	Six Months Ended
	June 30, 2025			June 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,556	$16,018	$18,574	$2,714	$15,431	$18,145
Charge-offs	(262)	(5,387)	(5,649)	(307)	(5,098)	(5,405)
Recoveries	31	925	956	35	784	819
Replenishment of NCLs	231	4,462	4,693	272	4,314	4,586
Net reserve builds (releases)	544	(68)	476	(28)	410	382
Net specific reserve builds (releases)	(131)	—	(131)	(189)	2	(187)
Other	54	150	204	(13)	(111)	(124)
Ending balance	$3,023	$16,100	$19,123	$2,484	$15,732	$18,216

	June 30, 2025			December 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,850	$16,061	$18,911	$2,254	$15,967	$18,221
Individually evaluated	173	39	212	302	38	340
Purchased credit deteriorated	—	—	—	—	13	13
Total ACLL	$3,023	$16,100	$19,123	$2,556	$16,018	$18,574
Loans, net of unearned income
Collectively evaluated	$318,634	$395,513	$714,147	$292,250	$392,562	$684,812
Individually evaluated	1,722	107	1,829	1,377	134	1,511
Purchased credit deteriorated	—	112	112	—	125	125
Held at fair value	9,230	27	9,257	7,759	281	8,040
Total loans, net of unearned income	$329,586	$395,759	$725,345	$301,386	$393,102	$694,488

2Q25 Changes in the ACL
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of June 30, 2025 was $23,679 million, an increase of $1.5 billion from $22,177 million at December 31, 2024, primarily driven by a deterioration in the macroeconomic outlook and FX translation on the ACL on Other assets related to reserves on transfer risk associated with Russia.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of June 30, 2025 was $16,100 million, an increase of $82 million from $16,018 million at December 31, 2024. The increase was driven by FX translation on ACLL within All Other consumer, partially offset by a net release in ACLL.

Corporate ACLL
Citi’s total corporate ACLL as of June 30, 2025 was $3,023 million, an increase of $467 million from $2,556 million at December 31, 2024. The increase was largely driven by changes in portfolio composition, primarily within Banking and Markets.

ACLUC
As of June 30, 2025, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,721 million, an increase of $120 million from $1,601 million at December 31, 2024. The increase was largely driven by uncertainty and a deterioration in the macroeconomic outlook.

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$19	$4	$2,183	$2,206
Gross credit losses	—	—	(14)	(14)
Gross recoveries	—	—	9	9
Net credit losses (NCLs)	$—	$—	$(5)	$(5)
Replenishment of NCLs	$—	$—	$5	$5
Net reserve builds (releases)	21	6	349	376
Total provision for credit losses	$21	$6	$354	$381
Other, net	$—	$—	$117	$117
Allowance for credit losses on other assets at end of quarter	$40	$10	$2,649	$2,699

	Six Months Ended June 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(31)	(31)
Gross recoveries	—	—	13	13
Net credit losses (NCLs)	$—	$—	$(18)	$(18)
Replenishment of NCLs	$—	$—	$18	$18
Net reserve builds (releases)	15	7	380	402
Total provision for credit losses	$15	$7	$398	$420
Other, net	$—	$—	$432	$432
Allowance for credit losses on other assets at end of quarter	$40	$10	$2,649	$2,699

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

	Three Months Ended June 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$28	$18	$1,676	$1,722
Adjustment to opening balance for CECL adoption	—	—	—	—
Gross credit losses	—	—	(10)	(10)
Gross recoveries	—	—	8	8
Net credit losses (NCLs)	$—	$—	$(2)	$(2)
Replenishment of NCLs	$—	$—	$2	$2
Net reserve builds (releases)	(8)	14	104	110
Total provision for credit losses	$(8)	$14	$106	$112
Other, net	$1	$1	$77	$79
Allowance for credit losses on other assets at end of quarter	$21	$33	$1,857	$1,911

	Six Months Ended June 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$31	$27	$1,730	$1,788
Adjustment to opening balance for CECL adoption	—	—	—	—
Gross credit losses	—	—	(28)	(28)
Gross recoveries	—	—	13	13
Net credit losses (NCLs)	$—	$—	$(15)	$(15)
Replenishment of NCLs	$—	$—	$15	$15
Net reserve builds (releases)	(11)	5	107	101
Total provision for credit losses	$(11)	$5	$122	$116
Other, net	$1	$1	$20	$22
Allowance for credit losses on other assets at end of quarter	$21	$33	$1,857	$1,911

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S.

For the ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other	Total
Balance at December 31, 2024	$2,052	$5,674	$1,002	$5,219	$4,451	$902	$19,300
Foreign currency translation	11	75	3	16	—	17	122
Balance at March 31, 2025	$2,063	$5,749	$1,005	$5,235	$4,451	$919	$19,422
Foreign currency translation	109	171	20	71	2	83	456
Balance at June 30, 2025	$2,172	$5,920	$1,025	$5,306	$4,453	$1,002	$19,878

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual test if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. No such events or circumstances were identified as part of the qualitative assessment performed as of June 30, 2025. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Unanticipated declines in business performance, increases
in credit losses, increases in capital requirements and adverse regulatory or legislative changes, and deterioration in economic or market conditions, as well as circumstances related to Citi’s strategic refresh, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill.
Reporting units used for goodwill assessment at the Citigroup consolidated level may differ from the reporting units of its subsidiaries.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2025			December 31, 2024
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,573	$742	$5,315	$4,507	$808
Credit card contract-related intangibles(2)	4,578	1,940	2,638	4,586	1,905	2,681
Other customer relationships	342	302	40	325	278	47
Present value of future profits	35	34	1	31	30	1
Indefinite-lived intangible assets	218	—	218	197	—	197
Intangible assets (excluding MSRs)	$10,488	$6,849	$3,639	$10,454	$6,720	$3,734
Mortgage servicing rights (MSRs)(3)	770	—	770	760	—	760
Total intangible assets	$11,258	$6,849	$4,409	$11,214	$6,720	$4,494

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2024	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2025
Purchased credit card relationships(1)	$808	$—	$(66)	$—	$—	$742
Credit card contract-related intangibles(2)	2,681	—	(45)	—	2	2,638
Other customer relationships	47	—	(10)	—	3	40
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	197	—	—	—	21	218
Intangible assets (excluding MSRs)	$3,734	$—	$(121)	$—	$26	$3,639
Mortgage servicing rights (MSRs)(3)	760					770
Total intangible assets	$4,494					$4,409

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	June 30,	December 31,
In millions of dollars	2025(1)	2024
Non-interest-bearing deposits in U.S. offices	$119,898	$123,338
Interest-bearing deposits in U.S. offices (including $1,701 and $1,262 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	575,709	551,547
Total deposits in U.S. offices(1)	$695,607	$674,885
Non-interest-bearing deposits in offices outside the U.S. (including $486 million and $383 million as of June 30, 2025 and December 31, 2024, respectively, at fair value)	$86,458	$84,349
Interest-bearing deposits in offices outside the U.S. (including $1,925 and $1,963 as of June 30, 2025 and December 31, 2024, respectively, at fair value)	575,668	525,224
Total deposits in offices outside the U.S.(1)	$662,126	$609,573
Total deposits	$1,357,733	$1,284,458

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2024, see Note 18 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

For additional information on Citi’s deposits, see Citi’s 2024 Form 10-K.

FDIC Special Assessment
Citi recorded a $20 million benefit and a $34 million charge in Other operating expenses for the three months ended June 30, 2025 and 2024, respectively, related to the FDIC’s final rule implementing a special assessment to recover the uninsured deposit losses from the failures of Silicon Valley Bank and Signature Bank. The special assessment expenses are reflected in Corporate/Other in All Other.

18.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 19 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2025	December 31, 2024
Commercial paper
Bank(1)	$13,035	$15,127
Broker-dealer and other(2)	9,297	13,789
Total commercial paper	$22,332	$28,916
Other borrowings(3)	33,228	19,589
Total	$55,560	$48,505

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2025 and December 31, 2024, collateralized short-term advances from Federal Home Loan Banks were $9.0 billion and $5.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2025	December 31, 2024
Citigroup Inc.(1)	$173,516	$164,024
Bank(2)	43,513	35,470
Broker-dealer and other(3)	100,732	87,806
Total	$317,761	$287,300

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2025 and December 31, 2024, collateralized long-term advances from the Federal Home Loan Banks were $6.5 billion and $8.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at June 30, 2025 and December 31, 2024.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2025:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2025
Balance, March 31, 2025	$(2,322)	$(342)	$(213)	$(5,653)	$(37,198)	$(45)	$51	$(45,722)
Other comprehensive income before reclassifications	378	(344)	(56)	(80)	1,966	(2)	(1)	1,861
Increase (decrease) due to amounts reclassified from AOCI into earnings	(100)	2	128	43	—	2	—	75
Change, net of taxes	$278	$(342)	$72	$(37)	$1,966	$—	$(1)	$1,936
Balance at June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)
Six Months Ended June 30, 2025
Balance, December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	979	431	(192)	(151)	2,803	4	(2)	3,872
Increase (decrease) due to amounts reclassified from AOCI	(186)	6	271	88	12	3	—	194
Change, net of taxes	$793	$437	$79	$(63)	$2,815	$7	$(2)	$4,066
Balance at June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2024
Balance at March 31, 2024	$(3,644)	$(1,272)	$(914)	$(5,973)	$(33,939)	$(42)	$55	$(45,729)
Other comprehensive income before reclassifications	(24)	254	87	135	(1,634)	4	2	(1,176)
Increase (decrease) due to amounts reclassified from AOCI	(14)	2	198	44	—	(1)	(1)	228
Change, net of taxes	$(38)	$256	$285	$179	$(1,634)	$3	$1	$(948)
Balance at June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)
Six Months Ended June 30, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	152	(319)	319	163	(2,688)	12	23	(2,338)
Increase (decrease) due to amounts reclassified from AOCI	(90)	12	458	93	—	(11)	(1)	461
Change, net of taxes	$62	$(307)	$777	$256	$(2,688)	$1	$22	$(1,877)
Balance at June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 23.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s significant pension and postretirement plans, actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the second quarter of 2025.
(4)Primarily reflects the movements in (by order of impact) the euro, Mexican peso, Polish zloty, South Korean won, Singapore dollar, Brazilian real, British pound sterling and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2025. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, Polish zloty, South Korean won, Brazilian real, Japanese yen, Singapore dollar, British pound sterling and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2025. Primarily reflects the movement in (by order of impact) the Mexican peso, Brazilian real, Japanese yen and euro against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Egyptian pound, Brazilian real, euro, Japanese yen, Chilean peso and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2024. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Citi insurance subsidiary within Banamex and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $464 million and $474 million at June 30, 2025 and 2024, respectively.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2025
Balance, March 31, 2025	$(51,933)	$6,211	$(45,722)
Change in net unrealized gains (losses) on debt securities	363	(85)	278
Debt valuation adjustment (DVA)	(391)	49	(342)
Cash flow hedges	88	(16)	72
Benefit plans	(57)	20	(37)
Foreign currency translation adjustment (CTA)	2,003	(37)	1,966
Excluded component of fair value hedges	(2)	2	—
Long-duration insurance contracts	2	(3)	(1)
Change	$2,006	$(70)	$1,936
Balance at June 30, 2025	$(49,927)	$6,141	$(43,786)
Six Months Ended June 30, 2025
Balance, December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	1,107	(314)	793
DVA	609	(172)	437
Cash flow hedges	96	(17)	79
Benefit plans	(75)	12	(63)
CTA	2,767	48	2,815
Excluded component of fair value hedges	8	(1)	7
Long-duration insurance contracts	—	(2)	(2)
Change	$4,512	$(446)	$4,066
Balance at June 30, 2025	$(49,927)	$6,141	$(43,786)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2024
Balance at March 31, 2024	$(53,391)	$7,662	$(45,729)
Change in net unrealized gains (losses) on debt securities	(52)	14	(38)
DVA	343	(87)	256
Cash flow hedges	364	(79)	285
Benefit plans	250	(71)	179
CTA	(1,622)	(12)	(1,634)
Excluded component of fair value hedges	2	1	3
Long-duration insurance contracts	4	(3)	1
Change	$(711)	$(237)	$(948)
Balance, June 30, 2024	$(54,102)	$7,425	$(46,677)
Six Months Ended June 30, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	72	(10)	62
DVA	(407)	100	(307)
Cash flow hedges	1,014	(237)	777
Benefit plans	318	(62)	256
CTA	(2,711)	23	(2,688)
Excluded component of fair value hedges	(2)	3	1
Long-duration insurance contracts	36	(14)	22
Change	$(1,680)	$(197)	$(1,877)
Balance, June 30, 2024	$(54,102)	$7,425	$(46,677)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Realized (gains) losses on sales of investments	$(138)	$(23)	$(259)	$(138)
Gross impairment losses	2	9	5	23
Subtotal, pretax	$(136)	$(14)	$(254)	$(115)
Tax effect	36	—	68	25
Net realized (gains) losses on investments, after-tax(1)	$(100)	$(14)	$(186)	$(90)
Realized DVA (gains) losses on fair value option liabilities, pretax	$2	$3	$7	$16
Tax effect	—	(1)	(1)	(4)
Net realized DVA, after-tax	$2	$2	$6	$12
Interest rate contracts	$168	$260	$357	$602
Foreign exchange contracts	—	1	—	2
Subtotal, pretax	$168	$261	$357	$604
Tax effect	(40)	(63)	(86)	(146)
Amortization of cash flow hedges, after-tax(2)	$128	$198	$271	$458
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(5)	$(9)	$(10)
Net actuarial loss	66	64	130	134
Curtailment/settlement impact(3)	—	2	—	2
Subtotal, pretax	$61	$61	$121	$126
Tax effect	(18)	(17)	(33)	(33)
Amortization of benefit plans, after-tax(3)	$43	$44	$88	$93
Excluded component of fair value hedges, pretax	$2	$(1)	$3	$(14)
Tax effect	—	—	—	3
Excluded component of fair value hedges, after-tax	$2	$(1)	$3	$(11)
Long-duration contracts, pretax	$—	$(1)	$—	$(1)
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$—	$(1)	$—	$(1)
CTA, pretax	$—	$—	$12	$—
Tax effect	—	—	—	—
CTA, after-tax(4)	$—	$—	$12	$—
Total amounts reclassified out of AOCI, pretax	$97	$309	$246	$616
Total tax effect	(22)	(81)	(52)	(155)
Total amounts reclassified out of AOCI, after-tax	$75	$228	$194	$461

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of June 30, 2025	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	June 30, 2025	December 31, 2024
Series P(1)	April 24, 2015	May 15, 2025	N/A	$1,000	2,000,000	$—	$2,000
Series T(2)	April 25, 2016	August 15, 2026	6.250%	1,000	1,500,000	1,500	1,500
Series V(3)	January 23, 2020	January 30, 2025	N/A	1,000	1,500,000	—	1,500
Series W(4)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(5)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(6)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(7)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(8)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(9)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(10)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(11)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(12)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(13)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	—
						$16,350	$17,850

(1)Citi redeemed Series P in its entirety on May 15, 2025.
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

On July 23, 2025, Citi issued $2.7 billion of Series GG preferred stock.

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$28,094	$28,094	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	118,516	—	118,516	3,287	—	—	119	3,406
Non-agency-sponsored	64,406	—	64,406	4,099	—	336	—	4,435
Citi-administered asset-backed commercial paper conduits	20,217	20,217	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	2,528	—	2,528	1,031	—	—	—	1,031
Asset-based financing(5)	323,102	8,648	314,454	57,299	675	15,775	—	73,749
Municipal securities tender option bond trusts (TOBs)	1,901	1,901	—	—	—	—	—	—
Municipal investments	21,433	—	21,433	2,493	2,911	3,293	—	8,697
Client intermediation	380	80	300	11	—	—	53	64
Investment funds	1,179	7	1,172	4	46	94	—	144
Total	$581,756	$58,947	$522,809	$68,224	$3,632	$19,498	$172	$91,526

	As of December 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,746	$29,746	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	120,568	—	120,568	2,387	—	—	123	2,510
Non-agency-sponsored	62,378	—	62,378	3,479	—	566	—	4,045
Citi-administered asset-backed commercial paper conduits	21,306	21,306	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	3,920	—	3,920	2,019	—	—	—	2,019
Asset-based financing(5)	268,498	7,947	260,551	54,349	735	13,185	—	68,269
Municipal securities tender option bond trusts (TOBs)	935	935	—	—	—	—	—	—
Municipal investments	20,280	3	20,277	2,360	2,730	2,502	—	7,592
Client intermediation	387	81	306	20	—	—	49	69
Investment funds	641	21	620	4	18	98	—	120
Total	$528,659	$60,039	$468,620	$64,618	$3,483	$16,351	$172	$84,624

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2025 and December 31, 2024 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $91.7 billion and $45.5 billion in unconsolidated VIE assets and $867 million and $824 million in maximum exposure to loss as of June 30, 2025 and December 31, 2024, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2025 and December 31, 2024, the Company’s maximum exposure to loss related to these transactions was $8.7 billion and $8.1 billion, respectively (see Note 14 and Note 23 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets, Investments or Loans, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 13, 14 and 23);
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

	June 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$60	$65
Trading account assets	7,706	6,971
Investments	1,463	739
Loans, net of unearned income
Consumer	31,235	32,958
Corporate	20,643	21,492
Loans, net of unearned income	$51,878	$54,450
Allowance for credit losses on loans (ACLL)	(2,293)	(2,376)
Total loans, net	$49,585	$52,074
Other assets	133	190
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$58,947	$60,039

	June 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$11,772	$13,628
Long-term debt	7,274	5,271
Other liabilities	416	920
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$19,462	$19,819

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	June 30, 2025		December 31, 2024
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$336	$—	$566
Citi-administered asset-backed commercial paper conduits	—	—	—	—
Asset-based financing	—	15,775	—	13,185
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,293	—	2,502
Investment funds	—	94	—	98
Total funding commitments	$—	$19,498	$—	$16,351

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2025	December 31, 2024
Cash	$—	$—
Trading account assets	4.0	3.4
Investments	5.4	5.6
Total loans, net of allowance	61.9	58.4
Other	0.6	0.6
Total assets	$71.9	$68.0

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2025	December 31, 2024
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$7.2	$5.2
Retained by Citigroup as trust-issued securities	3.3	3.7
Retained by Citigroup via non-certificated interests	29.1	22.1
Total	$39.6	$31.0

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars	2025	2024	2025	2024
Proceeds from new securitizations	$2.0	$—	$2.0	$—
Paydown of maturing notes	—	1.1	—	1.2

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.3 years as of June 30, 2025 and 3.6 years as of December 31, 2024.

In billions of dollars	Jun. 30, 2025	Dec. 31, 2024
Term notes issued to third parties	$6.3	$4.3
Term notes retained by Citigroup affiliates	1.8	1.7
Total Master Trust liabilities	$8.1	$6.0

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.9 years as of June 30, 2025 and 1.4 years as of December 31, 2024.

In billions of dollars	Jun. 30, 2025	Dec. 31, 2024
Term notes issued to third parties	$0.9	$0.9
Term notes retained by Citigroup affiliates	1.5	2.0
Total Omni Trust liabilities	$2.4	$2.9

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2025		2024
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.8	$1.4	$1.5	$3.0
Proceeds from new securitizations	1.8	1.0	1.5	2.7
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2025		2024
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$3.4	$2.8	$3.0	$4.1
Proceeds from new securitizations	3.5	2.3	3.0	3.7
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and six months ended June 30, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $34.7 million and $95.5 million for the three and six months ended June 30, 2025, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and six months ended June 30, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $45.5 million and $82.0 million for the three and six months ended June 30, 2024, respectively.

	June 30, 2025			December 31, 2024
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$806	$908	$1,047	$783	$902	$1,058

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2025	Dec. 31, 2024	Jun. 30, 2025	Dec. 31, 2024	2025	2024	2025	2024
Securitized assets
Residential mortgages(1)	$31.4	$31.0	$0.4	$0.3	$1.3	$0.5	$1.3	$1.2
Commercial and other	30.1	31.1	—	—	—	—	—	—
Total	$61.5	$62.1	$0.4	$0.3	$1.3	$0.5	$1.3	$1.2

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of June 30, 2025.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized for the three and six months ended March 31, 2025 was $0.3 billion and $0.6 billion, respectively. The proceeds from new securitizations for the three and six months ended June 30, 2025 were $0.3 billion and $0.6 billion, respectively. The gains recognized on the securitization of consumer loans were $0.5 billion and $0.7 billion for the three and six months ended June 30, 2025, respectively.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi’s U.S. consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 23 for the valuation of MSRs). The MSRs correspond to principal loan balances of $57 billion and $53 billion as of June 30, 2025 and 2024, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Servicing fees	$38	$33	$75	$65
Late fees	—	1	1	1
Total MSR fees	$38	$34	$76	$66

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2025, Citi transferred agency securities with a fair value of approximately $6.7 billion and $13.6 billion to re-securitization entities, compared to approximately $6.3 billion and $10.7 billion for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.6 billion related to re-securitization transactions executed in 2025), compared to $1.6 billion as of December 31, 2024 (including $977 million related to re-securitization transactions executed in 2024), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2025 and December 31, 2024 were approximately $73.4 billion and $76.8 billion, respectively.
As of June 30, 2025 and December 31, 2024, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2025 and December 31, 2024, the commercial paper conduits administered by Citi had approximately $20.2 billion and $21.3 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $15.2 billion and $16.7 billion, respectively.
At June 30, 2025 and December 31, 2024, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 65 and 82 days, respectively.
The conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $2.0 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively. In the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2025 and December 31, 2024, the Company owned $7.3 billion and $6.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
The Company provides credit enhancement for certain non-customer trusts. At June 30, 2025 and December 31, 2024, $0.8 billion and $0.4 billion, respectively, of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.1 billion and $0.5 billion as of June 30, 2025 and December 31, 2024, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2025		December 31, 2024
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$60,452	$11,947	$61,322	$9,693
Corporate loans	55,166	26,514	45,542	21,009
Other (including investment funds, airlines and shipping)	198,836	35,288	153,687	37,567
Total	$314,454	$73,749	$260,551	$68,269

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate contracts
Swaps	$344,522	$276,939	$20,123,482	$15,245,212
Futures and forwards	—	—	3,744,099	3,006,869
Written options	—	—	3,182,139	2,799,577
Purchased options	—	—	2,948,408	2,526,165
Total interest rate contracts	$344,522	$276,939	$29,998,128	$23,577,823
Foreign exchange contracts
Swaps	$42,500	$36,421	$9,180,755	$7,422,309
Futures, forwards and spot	61,633	55,671	5,797,263	4,028,135
Written options	—	—	1,271,157	1,022,109
Purchased options	—	—	1,247,119	1,013,884
Total foreign exchange contracts	$104,133	$92,092	$17,496,294	$13,486,437
Equity contracts
Swaps	$—	$—	$380,769	$323,751
Futures and forwards	—	—	79,995	73,437
Written options	—	—	836,521	581,659
Purchased options	—	—	686,292	436,702
Total equity contracts	$—	$—	$1,983,577	$1,415,549
Commodity and other contracts
Swaps	$—	$—	$77,260	$80,582
Futures and forwards	9,153	4,403	175,589	183,494
Written options	—	—	68,451	54,673
Purchased options	—	—	72,091	55,819
Total commodity and other contracts	$9,153	$4,403	$393,391	$374,568
Credit derivatives(1)
Protection sold	$—	$—	$502,959	$439,146
Protection purchased	—	—	601,645	531,429
Total credit derivatives	$—	$—	$1,104,604	$970,575
Total derivative notionals	$457,808	$373,434	$50,975,994	$39,824,952

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2025 and December 31, 2024. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at June 30, 2025	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$298	$488
Cleared	79	116
Interest rate contracts	$377	$604
Over-the-counter	$1,100	$2,174
Cleared	—	—
Foreign exchange contracts	$1,100	$2,174
Total derivatives instruments designated as ASC 815 hedges	$1,477	$2,778
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$98,949	$89,056
Cleared	98,131	99,694
Exchange traded	33	45
Interest rate contracts	$197,113	$188,795
Over-the-counter	$174,311	$162,788
Cleared	1,249	1,218
Exchange traded	4	5
Foreign exchange contracts	$175,564	$164,011
Over-the-counter	$26,036	$37,673
Cleared	—	—
Exchange traded	47,206	44,851
Equity contracts	$73,242	$82,524
Over-the-counter	$13,590	$14,957
Exchange traded	746	1,049
Commodity and other contracts	$14,336	$16,006
Over-the-counter	$7,256	$6,826
Cleared	2,731	2,683
Credit derivatives	$9,987	$9,509
Total derivatives instruments not designated as ASC 815 hedges	$470,242	$460,845
Total derivatives	$471,719	$463,623
Less: Netting agreements(3)	$(385,343)	$(385,343)
Less: Netting cash collateral received/paid(4)	(27,790)	(23,829)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$58,586	$54,451
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,560)	$(56)
Less: Non-cash collateral received/paid	(5,616)	(3,152)
Total net receivables/payables(5)	$51,410	$51,243

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $241 billion, $100 billion and $44 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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

For the three and six months ended June 30, 2025 and 2024, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are presented below. The table below does not include any offsetting gains (losses) on the economically hedged items:

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Interest rate contracts	$(36)	$(8)	$(32)	$(44)
Foreign exchange	(323)	(136)	(412)	(122)
Total	$(359)	$(144)	$(444)	$(166)

Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(9)	$—	$(436)	$—	$(423)	$—	$(1,040)
Foreign exchange hedges	308	—	145	—	317	—	74	—
Commodity hedges(2)	(496)	—	(289)	—	(770)	—	1,231	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(188)	$(9)	$(144)	$(436)	$(453)	$(423)	$1,305	$(1,040)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$9	$—	$448	$—	$428	$—	$1,068
Foreign exchange hedges	(308)	—	(145)	—	(317)	—	(74)	—
Commodity hedges(2)	496	—	289	—	770	—	(1,231)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$188	$9	$144	$448	$453	$428	$(1,305)	$1,068
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(3)	94	—	32	—	121	—	3	—
Commodity hedges(2)(4)	154	—	70	—	356	—	167	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$248	$—	$102	$—	$477	$—	$170	$—

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
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(2) million and $2 million for the three months ended June 30, 2025 and 2024, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended June 30, 2025 includes a gain (loss) of approximately $139 million and $15 million under the mark-to-market approach and amortization approach, respectively. The quarter ended June 30, 2024 includes a gain (loss) of approximately $51 million and $19 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2025 and December 31, 2024, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2025
Debt securities AFS—specifically hedged(2)	$43,449	$103	$115
Debt securities AFS—portfolio-layer method(2)(3)	35,468	329	14
Consumer loans—portfolio-layer method(4)	52,655	516	—
Corporate loans—portfolio-layer method(5)	3,630	50	(39)
Long-term debt	163,245	739	(3,784)
As of December 31, 2024
Debt securities AFS—specifically hedged(2)	$55,786	$(348)	$(100)
Debt securities AFS—portfolio-layer method(2)(3)	28,554	(193)	(67)
Consumer loans—portfolio-layer method(4)	53,700	(224)	—
Corporate loans—portfolio-layer method(5)	4,269	(72)	(12)
Long-term debt	147,910	(1,051)	(4,499)

(1)Excludes physical commodities inventories with a carrying value of approximately $9.2 billion and $11.4 billion as of June 30, 2025 and December 31, 2024, respectively, which includes cumulative basis adjustments of approximately $0.5 billion and $0.8 billion, respectively, for active hedges.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $27.4 billion and $12.9 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2025 and December 31, 2024, respectively.
(4)    The Company designated approximately $26.0 billion and $17.0 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2025 and December 31, 2024, respectively.
(5)    The Company designated approximately $2.6 billion and $3.0 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2025		2024		2025		2024
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(80)		$34		$(261)		$340
Foreign exchange contracts	—		(2)		—		(1)
Total gain (loss) recognized in AOCI	$(80)		$32		$(261)		$339
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$(168)	$—	$(260)	$—	$(357)	$—	$(602)
Foreign exchange contracts	—	—	(1)	—	—	—	(2)	—
Total gain (loss) reclassified from AOCI into earnings	$—	$(168)	$(1)	$(260)	$—	$(357)	$(2)	$(602)
Net pretax change in cash flow hedges included within AOCI		$88		$293		$96		$943

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2025 is approximately $(0.2) billion. The maximum length of time over which forecasted cash flows are hedged is 13 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 19.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(1,881) million and $(2,462) million for the three and six months ended June 30, 2025 and $1,057 million and $1,250 million for the three and six months ended June 30, 2024, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by reference entity and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,920	$7,936	$541,514	$489,116
Total return swaps and other	2,067	1,573	60,131	13,843
Total by instrument	$9,987	$9,509	$601,645	$502,959
By rating of reference entity
Investment grade	$5,214	$4,549	$457,412	$406,280
Non-investment grade	4,773	4,960	144,233	96,679
Total by rating of reference entity	$9,987	$9,509	$601,645	$502,959
By maturity
Within 1 year	$1,188	$1,546	$155,348	$137,149
From 1 to 5 years	7,002	6,558	387,961	336,282
After 5 years	1,797	1,405	58,336	29,528
Total by maturity	$9,987	$9,509	$601,645	$502,959

(1)The fair value amount receivable is composed of $3,890 million under protection purchased and $6,097 million under protection sold.
(2)The fair value amount payable is composed of $7,684 million under protection purchased and $1,825 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,765	$6,545	$486,901	$431,005
Total return swaps and other	1,950	708	44,528	8,141
Total by instrument	$8,715	$7,253	$531,429	$439,146
By rating of reference entity
Investment grade	$4,578	$3,450	$405,271	$350,124
Non-investment grade	4,137	3,803	126,158	89,022
Total by rating of reference entity	$8,715	$7,253	$531,429	$439,146
By maturity
Within 1 year	$1,606	$1,166	$140,541	$118,885
From 1 to 5 years	5,625	4,906	342,608	295,503
After 5 years	1,484	1,181	48,280	24,758
Total by maturity	$8,715	$7,253	$531,429	$439,146

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2025 and December 31, 2024 was $13 billion and $15 billion, respectively. The Company posted $10 billion and $13 billion as collateral for this exposure in the normal course of business as of June 30, 2025 and December 31, 2024, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2025, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in an amount of approximately $1 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $4.9 billion and $6.2 billion as of June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, the fair value of these previously derecognized assets was $4.6 billion. The fair value of the total return swaps as of June 30, 2025 was $119 million recorded as gross derivative assets and $26 million recorded as gross derivative liabilities. At December 31, 2024, the fair value of these previously derecognized assets was $5.8 billion, and the fair value of the total return swaps was $179 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at June 30, 2025 and December 31, 2024:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2025	December 31, 2024
Counterparty CVA	$(654)	$(561)
Asset FVA	(608)	(539)
Citigroup (own credit) CVA	347	346
Liability FVA	218	209
Total CVA and FVA—derivative instruments	$(697)	$(545)
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

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Counterparty CVA	$(37)	$(25)	$(61)	$(17)
Asset FVA	(40)	2	(3)	86
Own credit CVA	(27)	6	19	(46)
Liability FVA	12	27	17	(30)
Total CVA and FVA—derivative instruments	$(92)	$10	$(28)	$(7)
DVA related to own FVO liabilities(1)	$(391)	$343	$609	$(407)
Total CVA, DVA and FVA	$(483)	$353	$581	$(414)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$494,333	$86	$494,419	$(319,395)	$175,024
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	88,527	545	89,072	—	89,072
Residential	—	577	85	662	—	662
Commercial	—	741	62	803	—	803
Total trading mortgage-backed securities	$—	$89,845	$692	$90,537	$—	$90,537
U.S. Treasury and federal agency securities	$153,324	$3,676	$—	$157,000	$—	$157,000
State and municipal	—	166	1	167	—	167
Foreign government	70,486	57,875	4	128,365	—	128,365
Corporate	1,873	21,941	282	24,096	—	24,096
Equity securities	70,649	8,271	251	79,171	—	79,171
Asset-backed securities	—	2,034	211	2,245	—	2,245
Other trading assets	1	27,824	566	28,391	—	28,391
Total trading non-derivative assets	$296,333	$211,632	$2,007	$509,972	$—	$509,972
Trading derivatives
Interest rate contracts	$49	$195,757	$1,684	$197,490
Foreign exchange contracts	—	176,044	620	176,664
Equity contracts	159	72,007	1,076	73,242
Commodity contracts	—	13,316	1,020	14,336
Credit derivatives	—	9,285	702	9,987
Total trading derivatives—before netting and collateral	$208	$466,409	$5,102	$471,719
Netting agreements					$(385,343)
Netting of cash collateral received					(27,790)
Total trading derivatives—after netting and collateral	$208	$466,409	$5,102	$471,719	$(413,133)	$58,586
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,155	$19	$36,174	$—	$36,174
Residential	—	817	11	828	—	828
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$36,973	$30	$37,003	$—	$37,003
U.S. Treasury and federal agency securities	$35,490	$—	$—	$35,490	$—	$35,490
State and municipal	—	1,169	503	1,672	—	1,672
Foreign government	77,400	73,563	27	150,990	—	150,990
Corporate	3,708	1,342	208	5,258	—	5,258
Marketable equity securities	104	5	3	112	—	112
Asset-backed securities	—	987	—	987	—	987
Other debt securities	45	4,357	—	4,402	—	4,402
Non-marketable equity securities(2)	—	—	439	439	—	439
Total investments	$116,747	$118,396	$1,210	$236,353	$—	$236,353

Table continues on the next page.

In millions of dollars at June 30, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$9,077	$180	$9,257	$—	$9,257
Mortgage servicing rights	—	—	770	770	—	770
Other financial assets	$5,065	$10,702	$83	$15,850	$—	$15,850
Total assets	$418,353	$1,310,549	$9,438	$1,738,340	$(732,528)	$1,005,812
Total as a percentage of gross assets(3)	24.1%	75.4%	0.5%
Liabilities
Deposits	$—	$4,069	$43	$4,112	$—	$4,112
Securities loaned and sold under agreements to repurchase	—	361,567	955	362,522	(170,124)	192,398
Trading account liabilities
Securities sold, not yet purchased	89,670	19,781	37	109,488	—	109,488
Other trading liabilities	—	13	—	13	—	13
Total trading account liabilities	$89,670	$19,794	$37	$109,501	$—	$109,501
Trading derivatives
Interest rate contracts	$19	$187,240	$2,140	$189,399
Foreign exchange contracts	—	165,633	552	166,185
Equity contracts	148	79,133	3,243	82,524
Commodity contracts	—	15,113	893	16,006
Credit derivatives	—	8,619	890	9,509
Total trading derivatives—before netting and collateral	$167	$455,738	$7,718	$463,623
Netting agreements					$(385,343)
Netting of cash collateral paid					(23,829)
Total trading derivatives—after netting and collateral	$167	$455,738	$7,718	$463,623	$(409,172)	$54,451
Short-term borrowings	$—	$20,251	$343	$20,594	$—	$20,594
Long-term debt	—	106,207	21,166	127,373	—	127,373
Other financial liabilities	$3,431	$419	$65	$3,915	$—	$3,915
Total liabilities	$93,268	$968,045	$30,327	$1,091,640	$(579,296)	$512,344
Total as a percentage of gross liabilities(3)	8.5%	88.7%	2.8%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $32 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2025 and 2024. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$153	$21	$—	$—	$—	$18	$—	$—	$(106)	$86	$22
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	614	17	—	86	(174)	134	—	(132)	—	545	8
Residential	118	1	—	26	(49)	46	—	(57)	—	85	—
Commercial	87	—	—	9	(30)	13	—	(17)	—	62	(1)
Total trading mortgage-backed securities	$819	$18	$—	$121	$(253)	$193	$—	$(206)	$—	$692	$7
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	3	(4)	—	—	(4)	9	—	—	—	4	—
Corporate	250	68	—	53	(50)	21	—	(60)	—	282	164
Marketable equity securities	227	13	—	21	(4)	52	—	(58)	—	251	10
Asset-backed securities	220	(10)	—	29	(35)	76	—	(69)	—	211	(3)
Other trading assets	468	21	—	9	(24)	221	12	(133)	(8)	566	30
Total trading non-derivative assets	$1,988	$106	$—	$233	$(370)	$572	$12	$(526)	$(8)	$2,007	$208
Trading derivatives, net(4)
Interest rate contracts	$(637)	$180	$—	$(58)	$35	$(54)	$7	$—	$71	$(456)	$145
Foreign exchange contracts	181	68	—	18	(125)	8	—	(90)	8	68	(67)
Equity contracts	(2,205)	251	—	(128)	334	(399)	—	(7)	(13)	(2,167)	80
Commodity contracts	325	(57)	—	(184)	19	47	—	—	(23)	127	(38)
Credit derivatives	28	(93)	—	(84)	(4)	(21)	—	—	(14)	(188)	(144)
Total trading derivatives, net(4)	$(2,308)	$349	$—	$(436)	$259	$(419)	$7	$(97)	$29	$(2,616)	$(24)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$(12)	$—	$—	$—	$—	$19	$(1)
Residential	10	—	1	—	—	—	—	—	—	11	1
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$42	$—	$—	$—	$(12)	$—	$—	$—	$—	$30	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	435	—	—	67	(1)	7	—	(5)	—	503	—
Foreign government	9	—	(2)	20	—	—	—	—	—	27	—
Corporate	194	—	3	85	(33)	38	—	(79)	—	208	2
Marketable equity securities	6	—	(3)	—	—	—	—	—	—	3	—
Asset-backed securities	—	—	—	—		—	—	—	—	—	—
Other debt securities	1	—	—	—	—	—	—	(1)	—	—	—
Non-marketable equity securities	414	—	13	—	—	21	—	(9)	—	439	—
Total investments	$1,101	$—	$11	$172	$(46)	$66	$—	$(94)	$—	$1,210	$2
Loans	$318	$—	$19	$2	$(97)	$—	$3	$—	$(65)	$180	$9
Mortgage servicing rights	751	—	12	—	—	—	27	—	(20)	770	12
Other financial assets	13	—	—	2	—	61	19	—	(12)	83	—
Liabilities
Deposits	$47	$—	$(4)	$1	$—	$—	$7	$—	$(16)	$43	$—
Securities loaned and sold under agreements to repurchase	798	(5)	—	—	—	339	—	—	(187)	955	1
Trading account liabilities
Securities sold, not yet purchased	29	(11)	—	5	(16)	19	—	—	(11)	37	(12)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	721	37	—	45	(24)	—	43	—	(405)	343	(5)
Long-term debt	21,441	(470)	—	628	(1,224)	—	765	—	(914)	21,166	(586)
Other financial liabilities measured on a recurring basis	1	—	—	14	—	50	—	—	—	65	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$128	$27	$—	$—	$(84)	$168	$—	$—	$(153)	$86	$24
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	301	40	—	242	(210)	454	—	(282)	—	545	29
Residential	67	2	—	37	(61)	106	—	(66)	—	85	(1)
Commercial	36	(4)	—	30	(39)	56	—	(17)	—	62	(3)
Total trading mortgage-backed securities	$404	$38	$—	$309	$(310)	$616	$—	$(365)	$—	$692	$25
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
State and municipal	11	1	—	—	(11)	—	—	—	—	1	—
Foreign government	15	(3)	—	—	(10)	9	—	(7)	—	4	1
Corporate	269	52	—	70	(110)	114	—	(113)	—	282	171
Marketable equity securities	166	18	—	43	(6)	123	—	(93)	—	251	11
Asset-backed securities	178	(19)	—	39	(40)	173	—	(120)	—	211	(6)
Other trading assets	333	100	—	53	(32)	275	24	(171)	(16)	566	83
Total trading non-derivative assets	$1,377	$187	$—	$514	$(520)	$1,310	$24	$(869)	$(16)	$2,007	$285
Trading derivatives, net(4)
Interest rate contracts	$(330)	$(52)	$—	$(72)	$(63)	$(63)	$10	$(9)	$123	$(456)	$(113)
Foreign exchange contracts	185	(6)	—	80	(75)	49	—	(149)	(16)	68	(207)
Equity contracts	(1,688)	386	—	(276)	467	(1,313)	—	(28)	285	(2,167)	(557)
Commodity contracts	404	40	—	(207)	135	(79)	—	(4)	(162)	127	73
Credit derivatives	104	(171)	—	(74)	78	(117)	—	—	(8)	(188)	(137)
Total trading derivatives, net(4)	$(1,325)	$197	$—	$(549)	$542	$(1,523)	$10	$(190)	$222	$(2,616)	$(941)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$36	$—	$(2)	$—	$(15)	$—	$—	$—	$—	$19	$(2)
Residential	28	—	1	—	(5)	—	—	(13)	—	11	1
Total investment mortgage-backed securities	$64	$—	$(1)	$—	$(20)	$—	$—	$(13)	$—	$30	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	428	—	4	89	(14)	255	—	(259)	—	503	(2)
Foreign government	12	—	(3)	20	(2)	—	—	—	—	27	—
Corporate	146	—	12	85	(65)	135	—	(105)	—	208	4
Marketable equity securities	14	—	(11)	—	—	—	—	—	—	3	—
Asset-backed securities	2	—	—	—	(2)	—	—	—	—	—	—
Other debt securities	6	—	—	—	—	1	—	(7)	—	—	—
Non-marketable equity securities	404	—	18	—	—	33	—	(16)	—	439	—
Total investments	$1,076	$—	$19	$194	$(103)	$424	$—	$(400)	$—	$1,210	$1
Loans	$262	$—	$96	$2	$(99)	$—	$7	$—	$(88)	$180	$10
Mortgage servicing rights	760	—	(3)	—	—	—	52	—	(39)	770	(4)
Other financial assets	15	—	—	2	—	62	30	—	(26)	83	4
Liabilities
Deposits	$39	$—	$(4)	$1	$—	$—	$26	$—	$(27)	$43	$—
Securities loaned and sold under agreements to repurchase	390	(2)	—	—	—	1,071	—	—	(508)	955	1
Trading account liabilities
Securities sold, not yet purchased	28	18	—	7	(21)	76	—	—	(35)	37	(26)
Other trading liabilities	—	1	—	—	(2)	25	—	—	(22)	—	—
Short-term borrowings	297	46	—	59	(59)	—	616	—	(524)	343	(103)
Long-term debt	21,100	(419)	—	1,240	(2,065)	—	2,049	—	(1,577)	21,166	(520)
Other financial liabilities	—	—	—	14	—	50	1	—	—	65	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$132	$(3)	$—	$—	$—	$21	$—	$—	$(24)	$126	$(3)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	531	—	—	205	(131)	233	—	(147)	—	691	5
Residential	170	(2)	—	17	(23)	23	—	(94)	—	91	—
Commercial	159	3	—	26	(22)	34	—	(34)	—	166	2
Total trading mortgage-backed securities	$860	$1	$—	$248	$(176)	$290	$—	$(275)	$—	$948	$7
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	113	—	—	—	(9)	38	—	(97)	—	45	1
Corporate	464	66	—	62	(180)	105	—	(202)	—	315	65
Marketable equity securities	232	(27)	—	101	(26)	29	—	(65)	—	244	(22)
Asset-backed securities	370	(21)	—	15	(60)	40	—	(100)	—	244	(4)
Other trading assets	752	98	—	95	(98)	120	2	(184)	(2)	783	44
Total trading non-derivative assets	$2,792	$117	$—	$521	$(549)	$622	$2	$(923)	$(2)	$2,580	$91
Trading derivatives, net(4)
Interest rate contracts	$(1,362)	$(198)	$—	$99	$12	$107	$8	$(20)	$326	$(1,028)	$(293)
Foreign exchange contracts	335	553	—	36	(20)	22	—	(144)	(231)	551	507
Equity contracts	(2,222)	123	—	73	324	(298)	—	(54)	4	(2,050)	141
Commodity contracts	342	79	—	1	(6)	1	—	(6)	(7)	404	84
Credit derivatives	(37)	41	—	5	11	50	—	—	4	74	15
Total trading derivatives, net(4)	$(2,944)	$598	$—	$214	$321	$(118)	$8	$(224)	$96	$(2,049)	$454

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$27	$—	$2	$—	$—	$—	$—	$(1)	$—	$28	$2
Residential	25	—	(1)	1	—	—	—	—	—	25	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$52	$—	$1	$1	$—	$—	$—	$(1)	$—	$53	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	479	—	(5)	—	(5)	—	—	(30)	—	439	(4)
Foreign government	24	—	(4)	—	(6)	—	—	—	—	14	(3)
Corporate	388	—	(7)	12	(251)	10	—	(40)	—	112	10
Marketable equity securities	8	—	2	—	—	—	—	—	—	10	(1)
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	488	—	(3)	—	—	21	—	(1)	—	505	1
Total investments	$1,439	$—	$(16)	$13	$(262)	$31	$—	$(72)	$—	$1,133	$4
Loans	$1,057	$—	$(23)	$—	$(851)	$1	$128	$—	$(11)	$301	$(1)
Mortgage servicing rights	702	—	5	—	—	—	19	—	(17)	709	5
Other financial assets	31	—	(1)	—	—	2	—	(2)	(9)	21	—
Liabilities
Deposits	$72	$—	$1	$5	$(32)	$—	$10	$—	$(13)	$41	$(8)
Securities loaned and sold under agreements to repurchase	326	—	—	—	—	184	—	—	(224)	286	—
Trading account liabilities
Securities sold, not yet purchased	105	(2)	—	13	(8)	9	—	—	(89)	32	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	583	12	—	9	(479)	—	177	—	(77)	201	—
Long-term debt	40,364	832	—	1,680	(20,890)	—	1,192	—	(1,139)	20,375	394
Other financial liabilities measured on a recurring basis	3	—	—	—	—	—	2	—	(2)	3	—

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
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(8)	$—	$—	$—	$66	$—	$—	$(71)	$126	$(6)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(39)	—	284	(285)	433	—	(283)	—	691	(13)
Residential	116	(3)	—	53	(58)	111	—	(128)	—	91	3
Commercial	202	17	—	39	(89)	131	—	(134)	—	166	2
Total trading mortgage-backed securities	$899	$(25)	$—	$376	$(432)	$675	$—	$(545)	$—	$948	$(8)
U.S. Treasury and federal agency securities	$7	$4	$—	$—	$(1)	$—	$—	$—	$(10)	$—	$—
State and municipal	3	—	—	—	—	—	—	(2)	—	1	—
Foreign government	54	—	—	12	(49)	163	—	(135)	—	45	2
Corporate	500	139	—	75	(388)	365	—	(368)	(8)	315	71
Marketable equity securities	292	(9)	—	130	(49)	60	—	(180)	—	244	(20)
Asset-backed securities	531	(18)	—	30	(178)	176	—	(297)	—	244	(12)
Other trading assets	833	165	—	152	(166)	195	6	(399)	(3)	783	55
Total trading non-derivative assets	$3,119	$256	$—	$775	$(1,263)	$1,634	$6	$(1,926)	$(21)	$2,580	$88
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(683)	$—	$130	$(17)	$80	$14	$(17)	$550	$(1,028)	$(810)
Foreign exchange contracts	295	507	—	38	73	(73)	—	(166)	(123)	551	414
Equity contracts	(1,634)	(226)	—	(71)	537	(568)	—	(55)	(33)	(2,050)	35
Commodity contracts	279	161	—	32	(12)	11	—	(17)	(50)	404	288
Credit derivatives	(73)	100	—	2	(20)	58	—	—	7	74	(51)
Total trading derivatives, net(4)	$(2,218)	$(141)	$—	$131	$561	$(492)	$14	$(255)	$351	$(2,049)	$(124)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$(1)	$—	$—	$3	$—	$(49)	$—	$28	$(1)
Residential	116	—	(2)	1	(90)	—	—	—	—	25	(2)
Total investment mortgage-backed securities	$191	$—	$(3)	$1	$(90)	$3	$—	$(49)	$—	$53	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(31)	—	(6)	—	—	(66)	—	439	(13)
Foreign government	194	—	(12)	6	(174)	36	—	(36)	—	14	(3)
Corporate	362	—	(7)	42	(279)	51	—	(57)	—	112	10
Marketable equity securities	27	—	(17)	—	—	—	—	—	—	10	(1)
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	483	—	(8)	—	—	60	—	(30)	—	505	1
Total investments	$1,799	$—	$(78)	$49	$(549)	$150	$—	$(238)	$—	$1,133	$(9)
Loans	$427	$—	$(52)	$663	$(891)	$1	$232	$—	$(79)	$301	$10
Mortgage servicing rights	691	—	17	—	—	—	36	—	(35)	709	(4)
Other financial assets	30	—	(2)	—	—	5	13	(2)	(23)	21	4
Liabilities
Deposits	$29	$—	$4	$51	$(33)	$—	$15	$—	$(17)	$41	$(8)
Securities loaned and sold under agreements to repurchase	390	—	—	—	—	438	—	—	(542)	286	—
Trading account liabilities
Securities sold, not yet purchased	35	(8)	—	14	(10)	96	—	—	(111)	32	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(82)	—	20	(517)	1	211	—	(77)	201	(3)
Long-term debt	38,380	1,427	—	3,038	(21,730)	—	4,782	—	(2,668)	20,375	819
Other financial liabilities	6	—	—	—	—	—	5	—	(8)	3	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period from December 31, 2024 to June 30, 2025:

•During the three and six months ended June 30, 2025, transfers of Long-term debt were $1.2 billion and $2.1 billion from Level 3 to Level 2, and $0.6 billion and $1.2 billion from Level 2 to Level 3, respectively. The transfers were primarily related to certain unobservable inputs becoming less significant to the overall valuation of the instruments in the case of Level 3 to 2 transfers, and more significant in the case of Level 2 to 3.

The following were the significant Level 3 transfers for the period from December 31, 2023 to June 30, 2024:

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

As of June 30, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$443	Price-based	Price	$1.06	$148.90	$45.95
	278	Yield analysis	Yield	5.04%	22.56%	7.66%
State and municipal, foreign government, corporate and other debt securities	$845	Price-based	Price	$—	$193.44	$98.65
	647	Model-based	Credit spread	167.00 bps	550.00 bps	396.34 bps
			Equity volatility	2.66%	180.16%	39.12%
			IR normal volatility	0.40%	1.05%	0.90%
			Recovery rate	25.00%	25.00%	25.00%
			Yield	2.30%	10.40%	9.54%
Non-marketable equities(5)	$272	Comparables analysis	Illiquidity discount	7.70%	33.00%	16.36%
			Revenue multiple	3.60x	33.56x	14.49x
			EBITDA multiple	16.80x	16.80x	16.80x
	70	Price-based	Price	$2.90	$161.37	$91.32
	56	Model-based	Discount rate	12.60%	17.50%	15.41%
Derivatives—gross(6)
Interest rate contracts (gross)	$3,773	Model-based	IR normal volatility	0.04%	3.00%	0.81%
			Equity volatility	1.74%	118.70%	16.85%
			Yield	0.73%	13.32%	3.51%
			Inflation volatility	0.20%	6.32%	2.36%
Foreign exchange contracts (gross)	$1,172	Model-based	IR normal volatility	0.40%	1.05%	0.82%
			Yield	0.73%	13.32%	5.27%
			IR basis	(7.12)%	44.50%	5.56%
			FX volatility	3.89%	16.76%	9.38%
Equity contracts (gross)(7)	$4,273	Model-based	Equity volatility	2.66%	129.53%	31.97%
			Equity forward	71.42%	342.98%	106.73%
			Equity-FX correlation	(75.00)%	70.00%	(5.95)%
			Equity-Equity correlation	(36.22)%	98.51%	69.47%
			WAL	1.90 years	1.90 years	1.90 years
			Recovery rate	6.76%	6.76%	6.76%
Commodity and other contracts (gross)	$1,901	Model-based	Forward price	1.76%	303.57%	101.93%
			Commodity volatility	8.67%	278.08%	50.19%
Credit derivatives (gross)	$1,003	Model-based	Credit spread	5.66 bps	688.17 bps	71.11 bps
			Credit correlation	20.00%	95.00%	49.26%
	586	Price-based	Price	$54.04	$114.32	$95.80
			Upfront points	5.04%	106.17%	60.33%
Mortgage servicing rights	$676	Cash flow	WAL	3.42 years	8.62 years	7.39 years
	86	Model-based	Yield	(0.20)%	12.00%	6.54%
Liabilities
Securities loaned and sold under agreements to repurchase	$955	Model-based	Interest rate	3.68%	5.67%	4.06%
			IR Normal volatility	0.93%	1.09%	1.06%

As of June 30, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Short-term borrowings and long-term debt	$21,466	Model-based	IR normal volatility	0.04%	3.00%	0.88%
			Equity volatility	2.66%	118.70%	19.62%
			Equity-IR correlation	(35.19)%	50.00%	25.92%
			Equity forward	71.42%	342.98%	105.87%
			Equity-FX correlation	(75.00)%	70.00%	(9.74)%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$128	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.81%	3.81%	3.81%
Mortgage-backed securities	$230	Yield analysis	Yield	5.24%	18.43%	9.25%
	214	Price-based	Price	$0.01	$99.81	$35.24
State and municipal, foreign government, corporate and other debt securities	$560	Price-based	Price	$—	$173.20	$98.52
	489	Model-based	Credit spread	35 bps	550 bps	277 bps
			Yield	4.20%	10.60%	9.88%
	140	Cash flow	WAL	3.59 years	8.82 years	7.57 years
Marketable equities securities(5)	$131	Price-based	Price	$—	$14,382.07	$442.64
	22	Model-based	WAL	2.40 years	2.40 years	2.40 years
			Recovery (in millions)	$8,628	$8,628	$8,628
Asset-backed securities	$132	Price-based	Price	$3.46	$132.54	$74.86
	47	Yield analysis	Yield	5.85%	12.76%	8.07%
Non-marketable equities	$222	Comparables analysis	Illiquidity discount	7.40%	33.00%	16.47%
			Revenue multiple	4.50x	16.31x	11.97x
			EBITDA multiples	16.20x	16.20x	16.20x
	81	Price-based	Price	$0.54	$2,960.96	$432.84
	50	Cash flow	Discount rate	9.75%	17.50%	13.28%
	50	Model-based
Derivatives—gross(6)
Interest rate contracts (gross)	$3,574	Model-based	IR normal volatility	0.16%	20.00%	2.18%
			Yield	1.69%	46.32%	5.64%
			Equity forward	71.78%	334.29%	106.48%
Foreign exchange contracts (gross)	$1,247	Model-based	IR normal volatility	0.67%	1.13%	0.93%
			IR basis	(7.50)%	64.75%	5.01%
			FX volatility	3.33%	27.64%	12.55%
			Yield	1.69%	46.32%	9.26%
Equity contracts (gross)(7)	$4,345	Model-based	Equity volatility	—%	145.41%	32.89%
			Equity forward	71.78%	334.29%	105.90%
			Equity-FX correlation	(93.33)%	70.00%	(14.52)%
			Equity-Equity correlation	(36.22)%	99.00%	72.43%
Commodity and other contracts (gross)	$1,716	Model-based	Forward price	1.84%	244.41%	115.84%
			Commodity volatility	7.14%	285.61%	35.86%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Credit derivatives (gross)	$869	Model-based	Recovery rate	20.00%	72.00%	41.54%
			Credit spread	5.00 bps	747.27 bps	100.50 bps
			Credit spread volatility	29.85%	81.44%	67.58%
	468	Price-based	Price	$43.71	$103.53	$85.76
			Upfront points	(6.25)%	110.52%	43.93%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$91.12	$104.49	$100.04
Loans and leases	$177	Model-based	Equity volatility	35.42%	41.94%	37.21%
			Forward price	1.84%	244.41%	102.92%
	82	Price-based	Price	$73.88	$99.25	$85.09
Mortgage servicing rights	$671	Cash flow	WAL	3.59 years	8.82 years	7.57 years
	84	Model-based	Yield	0.30%	12.00%	6.82%
Liabilities
Interest-bearing deposits	$39	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	4.25%	4.85%	4.28%
			IR normal volatility	0.67%	1.13%	0.93%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$27	Price-based	Price	$—	$14,382.07	$91.47
Short-term borrowings and long-term debt	$20,883	Model-based	IR normal volatility	0.04%	20.00%	1.54%
			Equity volatility	—%	145.41%	19.81%
			Equity-IR correlation	(34.00)%	60.00%	27.29%

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
The following tables present the carrying amounts of all assets that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the year. The amounts reflect the fair values of the assets as of their respective remeasurement dates, which are generally prior to the balance sheet date. The following tables exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 24), and consumer loans and other assets held by businesses held-for-sale (see Note 2):

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2025
Loans HFS(1)	$1,898	$734	$1,164
Other real estate owned	—	—	—
Loans(2)	504	—	504
Non-marketable equity securities measured using the measurement alternative	246	—	246
Total assets at fair value on a nonrecurring basis	$2,648	$734	$1,914

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2024
Loans HFS(1)	$684	$413	$271
Other real estate owned	1	—	1
Loans(2)	353	—	353
Non-marketable equity securities measured using the measurement alternative	184	—	184
Total assets at fair value on a nonrecurring basis	$1,222	$413	$809

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

As of June 30, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,164	Price-based	Price	$86.01	$100.00	$99.62
Loans(5)	$504	Recovery analysis	Appraised value(4)	$10,000	$128,904,278	$70,025,894
Non-marketable equity securities measured using the measurement alternative	$123	Price-based	Price	$9.94	$203.98	$98.78
	122	Comparables analysis	Revenue multiple	3.28x	53.75x	32.50x

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$271	Price-based	Price	$—	$101.00	$96.61
Loans(5)	$353	Recovery analysis	Appraised value(4)	$10,000	$104,049,422	$58,636,070
Non-marketable equity securities measured using the measurement alternative	$136	Price-based	Price	$1.50	$2,961.00	$258.00
	29	Comparable analysis	Revenue multiple	3.80x	9.19x	6.67x
	19	Recovery analysis	Appraised value(4)	$503,332	$7,220,000	$4,309,976

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Loans HFS	$(38)	$(82)	$(51)	$(123)
Other real estate owned	—	—	—	—
Loans(1)	21	4	3	10
Non-marketable equity securities measured using the measurement alternative	1	(5)	(43)	28
Total nonrecurring fair value gains (losses)	$(16)	$(83)	$(91)	$(85)

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

	June 30, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$211.4	$197.6	$91.2	$104.1	$2.3
Securities borrowed and purchased under agreements to resell	148.9	148.9	—	148.9	—
Loans(2)(3)	696.7	712.4	—	—	712.4
Other financial assets(3)(4)(5)	439.0	439.0	337.5	101.5	—
Liabilities
Deposits	$1,353.6	$1,353.6	$—	$1,353.6	$—
Securities loaned and sold under agreements to repurchase	155.5	155.5	—	155.5	—
Long-term debt(6)	190.3	193.5	—	188.4	5.1
Other financial liabilities(5)(7)	163.5	163.5	—	163.5	—

	December 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$247.6	$229.8	$120.2	$107.4	$2.2
Securities borrowed and purchased under agreements to resell	133.2	133.2	—	133.2	—
Loans(2)(3)	667.6	673.5	—	—	673.5
Other financial assets(3)(4)	362.2	362.2	260.6	15.9	85.7
Liabilities
Deposits	$1,280.9	$1,280.9	$—	$1,280.9	$—
Securities loaned and sold under agreements to repurchase	205.6	205.6	—	205.6	—
Long-term debt(6)	174.5	178.0	—	162.1	15.9
Other financial liabilities(7)	137.7	137.7	—	34.7	103.0

(1)Includes $5.3 billion and $5.2 billion of non-marketable equity securities carried at cost at June 30, 2025 and December 31, 2024, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $19.1 billion for June 30, 2025 and $18.6 billion for December 31, 2024. In addition, the carrying values exclude $0.2 billion and $0.3 billion of lease finance receivables at June 30, 2025 and December 31, 2024, respectively.
(3)Includes items measured at fair value on a nonrecurring basis.
(4)Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(5)As a result of Citi refining its application of fair value hierarchy methodologies, certain other financial assets and other financial liabilities that were previously classified as Level 2 or 3 are now classified as Level 1 or 2.
(6)The carrying value includes long-term debt balances under qualifying fair value hedges.
(7)Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2025 and December 31, 2024 were off-balance sheet liabilities of $9.8 billion and $13.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 23.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2025	2024	2025	2024
Assets
Securities borrowed and purchased under agreements to resell	$114	$(6)	$122	$(59)
Trading account assets	19	(5)	39	2
Loans
Corporate loans	914	160	952	1,378
Consumer loans	(3)	(2)	3	(10)
Total loans	$911	$158	$955	$1,368
Other assets
MSRs	$12	$5	$(3)	$17
Mortgage loans HFS(1)	15	4	30	5
Total other assets	$27	$9	$27	$22
Total assets	$1,071	$156	$1,143	$1,333
Liabilities
Deposits	$(50)	$(21)	$(95)	$(63)
Securities loaned and sold under agreements to repurchase	(7)	(10)	12	26
Trading account liabilities	29	(153)	(153)	(224)
Short-term borrowings(2)	235	(79)	(276)	(381)
Long-term debt(2)	(4,885)	(194)	(5,138)	(2,122)
Total liabilities	$(4,678)	$(457)	$(5,650)	$(2,764)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(391) million and a gain of $343 million for the three months ended June 30, 2025 and 2024, and a gain of $609 million and a loss of $(407) million for the six months ended June 30, 2025 and 2024, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	June 30, 2025		December 31, 2024
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$5,476	$9,257	$5,025	$8,040
Aggregate unpaid principal balance in excess of (less than) fair value	141	(17)	137	(55)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $360 million and $280 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2025 and December 31, 2024, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended June 30, 2025 and 2024 due to instrument-specific credit risk were a loss of $(7) million and $0 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2025	December 31, 2024
Carrying amount reported on the Consolidated Balance Sheet	$1,020	$692
Aggregate fair value in excess of (less than) unpaid principal balance	(28)	4
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

During the six months ended June 30, 2025 and 2024, certain mortgage loans of approximately $241 million and $0 million, respectively, for which Citi has elected the fair value option (FVO), were reclassified from loans held-for-investment carried at fair value to loans HFS carried at fair value. The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2025 and 2024 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2025	December 31, 2024
Interest rate linked	$65.6	$58.0
Foreign exchange linked	—	0.1
Equity linked	47.3	41.8
Commodity linked	7.5	6.9
Credit linked	6.9	5.9
Total	$127.3	$112.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	June 30, 2025	December 31, 2024
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$127,373	$112,719
Aggregate unpaid principal balance in excess of (less than) fair value	811	(1,943)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$20,594	$12,484
Aggregate unpaid principal balance in excess of (less than) fair value	(162)	(87)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at June 30, 2025 and December 31, 2024.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at June 30, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$14.9	$65.4	$80.3	$539
Performance guarantees	4.6	5.7	10.3	27
Derivative instruments considered to be guarantees	29.6	32.0	61.6	486
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	114.9	—	114.9	—
Card merchant processing(2)	36.1	—	36.1	—
Credit card arrangements with partners(3)	1.1	20.5	21.6	1
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	153.4	—	153.4	—
Other(4)(5)	—	8.4	8.4	87
Total	$354.6	$132.9	$487.5	$1,140

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.5	$63.5	$79.0	$546
Performance guarantees	4.2	5.8	10.0	27
Derivative instruments considered to be guarantees	15.8	27.3	43.1	332
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	96.3	—	96.3	—
Card merchant processing(2)	124.3	—	124.3	—
Credit card arrangements with partners(3)	0.2	21.5	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	139.5	—	139.5	—
Other(4)(5)	0.1	8.4	8.5	57
Total	$395.9	$127.5	$523.4	$964

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2025 and December 31, 2024, this maximum potential exposure was estimated to be approximately $36 billion and $124 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. As such, any losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial. See “Card Merchant Processing” below.
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

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $13 million and $12 million at June 30, 2025 and December 31, 2024, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Carrying Value—Guarantees and Indemnifications
At June 30, 2025 and December 31, 2024, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.1 billion and $1.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $53.4 billion and $49.0 billion at June 30, 2025 and December 31, 2024, respectively. Securities and other marketable assets held as collateral amounted to $78.5 billion and $62.5 billion at June 30, 2025 and December 31, 2024, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.1 billion and $3.1 billion at June 30, 2025 and December 31, 2024, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.4	$12.9	$—	$80.3
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.4	—	8.4
Total	$67.4	$21.3	$0.9	$89.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.2	$15.6	$0.2	$79.0
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$63.2	$24.0	$1.2	$88.4

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	June 30, 2025	December 31, 2024
Commercial and similar letters of credit	$644	$3,595	$4,239	$4,031
One- to four-family residential mortgages	872	652	1,524	967
Revolving open-end loans secured by one- to four-family residential properties	5,142	12	5,154	5,271
Commercial real estate, construction and land development	11,894	2,996	14,890	14,107
Credit card lines	624,682	63,846	688,528	676,749
Commercial and other consumer loan commitments	211,402	115,033	326,435	325,329
Other commitments and contingencies(2)	4,672	225	4,897	4,908
Total	$859,308	$186,359	$1,045,667	$1,031,362

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

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of June 30, 2025 and December 31, 2024, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2025 and December 31, 2024, Citi had approximately $209.2 billion and $117.7 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $209.0 billion and $126.8 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2025	December 31, 2024
Cash and due from banks	$4,140	$3,325
Deposits with banks, net of allowance	18,341	16,217
Total	$22,481	$19,542

In addition to the restricted cash amounts presented above, at June 30, 2025 and December 31, 2024, approximately $10.5 billion and $7.2 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately seven years as of June 30, 2025.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	June 30, 2025	December 31, 2024
ROU asset	$3,055	$2,836
Lease liability	3,218	3,013

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 27 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2025 Form 10-Q and in Note 30 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2025, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory, tax, or other matters are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may only have preliminary or incomplete information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or about the behavior and incentives of adverse parties, regulators, or tax authorities, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of amounts accrued in relation to matters for which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.

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

Greek Pension Claims
On July 16, 2025, in GIACHOUNTOUDI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, the Athens Court of Appeal dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under the docket number 3845/2025 in the Athens Court of Appeal.

Interest Rate Swap Litigation
On July 16, 2025, the district court held a fairness hearing and granted final approval of the settlement of the class action. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.) and 24-81 (2d Cir.).

Variable Rate Demand Obligation Litigation
On April 23, 2025, in STATE OF NEW YORK EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., plaintiff-relator filed a motion for leave to reargue defendants’ motion for summary judgment, seeking the reinstatement of statutory penalties associated with conduit bonds. On May 15, the Commercial Division granted plaintiff-relator’s motion, and on June 6, defendants filed notices of appeal of this reargument decision. Additional information concerning this action is publicly available in court filings under the docket numbers 100559/2014 (N.Y. Sup. Ct.) (Borrok, J.) and 2025-02242 (N.Y. App. Div.).
On May 16, 2025, in STATE OF NEW JERSEY EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., the New Jersey Supreme Court granted plaintiff-relator’s petition for certification of the appeal. Additional information concerning this action is publicly available in court filings under the docket numbers L-885-15 (N.J. Super. Ct.) (Hurd, J.), A-001340-23T2 (N.J. Super. Ct. App. Div.), and 090285 (N.J. Sup. Ct.).
On June 13, 2025, in STATE OF CALIFORNIA EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., plaintiff-relator and defendants filed cross motions for summary judgment. On July 1, the Superior Court granted defendants’ motion for summary adjudication related to claims for liquidity facility fees. Additional information concerning this action is publicly available in court filings under the docket number CGC-14-540777 (Cal. Super. Ct.) (Schulman, J.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Six Months Ended
	June 30, 2025
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$5,761	$6,740
Total operating expenses	116	7,887
Provision for credit losses	—	35
Equity in undistributed income of subsidiaries	1,576	—
Income (loss) from continuing operations before income taxes	$7,221	$(1,182)
Provision (benefit) for income taxes	(862)	(520)
Net income (loss)	$8,083	$(662)

SUMMARIZED BALANCE SHEET

	June 30, 2025		December 31, 2024
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,026	$24,100	$4,014	$19,464
Securities borrowed and purchased under resale agreements	—	251,159	—	215,995
Trading account assets	255	358,804	203	294,396
Advances to subsidiaries	154,261	—	150,790	—
Investments in subsidiary bank holding company	185,499	—	179,253	—
Investments in non-bank subsidiaries	44,082	—	46,549	—
Other assets(1)	16,358	175,006	14,642	158,080
Total assets	$404,481	$809,069	$395,451	$687,935
Securities loaned and sold under agreements to repurchase	$—	$344,834	$—	$268,178
Trading account liabilities	5	104,955	69	89,146
Short-term borrowings	—	31,509	—	29,410
Long-term debt	173,516	194,532	164,024	184,516
Advances from subsidiaries	14,731	—	19,974	—
Other liabilities	3,007	96,921	2,786	80,486
Stockholders’ equity	213,222	36,318	208,598	36,199
Total liabilities and equity	$404,481	$809,069	$395,451	$687,935

(1)    Other assets of CGMHI includes loans to affiliates of $99 billion and $91 billion at June 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes Citi’s common share repurchases for the second quarter of 2025:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Total shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
April 2025
Open market repurchases(1)	6,425	$65.84	29,892	$17.8
Employee transactions(2)	—	—	—	—
May 2025
Open market repurchases(1)	10,488	73.34	40,380	17.1
Employee transactions(2)	—	—	—	—
June 2025
Open market repurchases(1)	10,180	79.35	50,560	16.3
Employee transactions(2)	—	—	—	—
Total for 2Q25	27,093	$73.82	50,560	$16.3

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
(2)    During the second quarter, pursuant to the Board’s authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

During the second quarter of 2025, Citi repurchased $2.0 billion of common shares under the $20 billion stock repurchase program. For the third quarter of 2025, Citi is targeting at least $4 billion of common share repurchases, subject to market conditions and other factors.

Dividends
Citi paid common dividends of $0.56 per share for the second quarter of 2025, and on July 14, 2025, declared common dividends of $0.60 per share for the third quarter of 2025.
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
On July 14, 2025, Citi declared preferred dividends of approximately $274 million for the third quarter of 2025.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the second quarter of 2025, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

Amendments to By-laws
On August 1, 2025, Citi’s Board of Directors (the Board) amended Citi’s By-laws (the By-laws), effective as of such date, to include certain technical and conforming revisions to align with Delaware law, and to clarify certain provisions in connection with director candidates’ questionnaires, director resignations, and indemnification and advancement of expenses, including:

•amending Article III, Sections 11 and 12 relating to the form of questionnaire that must be completed by a stockholder nominee for director election
•amending Article III, Section 12 to remove a requirement that a stockholder nominee for director election must tender an irrevocable resignation that would be effective following the nominee or the nominating stockholder’s violation of the access by-law requirements
•amending Article III, Section 12 to permit a stockholder access nominee for director election to decline to agree to a specific guideline or policy provided the nominee discloses his or her objection to Citi
•amending Article III, Section 12 to clarify that the actions taken by the chair of a stockholder meeting are subject to the supervision of the Board
•amending Article IV, Section 1 to delete resignation requirements related to majority voting in director elections and to require that questionnaires be completed by all persons nominated for director election
•replacing Article IV, Section 4 with a new Article XXII, which clarifies that “officers,” as used in such Article, generally refers to Board-appointed officers, adds certain carve-outs from the obligations described therein and clarifies who is entitled, by right, to advancement of expenses

The amendments to the By-laws also incorporate certain other modifications that provide clarification and consistency.
The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by the text of the By-laws, as amended, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
3.1+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

3.2+	By-Laws of Citigroup Inc., as amended effective August 1, 2025.

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended June 30, 2025, filed on August 6, 2025, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citigroup Inc. does not exceed 10% of the total assets of Citigroup Inc. and its consolidated subsidiaries. Citigroup Inc. will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2025.

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
Asia Consumer: Asia Consumer Banking
ASU: Accounting Standards Update under GAAP issued by the FASB.
AUC/A: Assets under custody/administration includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients.
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
Banamex: Consists of Mexico Consumer Banking (Banamex Consumer) and Small Business and Middle-Market Banking (Banamex SBMM), reflected within Legacy Franchises. Banamex operates primarily through Grupo Financiero Banamex S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.
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
OREO: Other real estate owned
Organic growth (Wealth): Organic growth is defined as the sum of net new investment assets (NNIA) for each quarter from the third quarter of 2024 through the second quarter of 2025 divided by second quarter of 2024 client investment assets.
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
Principal transactions revenue: Primarily trading-related revenues predominantly generated by the Services, Markets and Banking segments. See Note 6.
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