Form 10-Q
period 2025-09-30
CITIGROUP INC
filed 2025-11-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2025: 1,789,266,159

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S THIRD QUARTER 2025—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as Citi’s 2024 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (First Quarter of 2025 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Second Quarter of 2025 Form 10-Q).
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
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, including the following:

•Effective July 1, 2025, gains and losses on certain economic and qualifying hedging derivatives and foreign currency transaction gains and losses related to non-U.S. dollar debt and certain foreign operations in countries with highly inflationary economies with the U.S. dollar as their functional currency reported within Services, Markets, Banking and All Other—Corporate Other, which were previously presented within Other revenue, are now presented within Principal transactions. Prior periods were conformed to reflect this change in presentation.
•Effective July 1, 2025, certain expenses incurred in ongoing support of products and services that are predominantly variable costs, which were previously presented within Other operating expenses and Transactional and tax charges, are now aggregated and presented within a new expenses category, Transactional and product servicing (see “Glossary” below for definition). Moreover, certain non-income tax charges incurred, which were previously presented within Transactional and tax charges and do not align with the redefined Transactional and product servicing, are now presented within Other operating. Prior periods were conformed to reflect this change in presentation.
•Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within U.S. Personal Banking (USPB), Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM and Asia Consumer), which were previously presented within Other operating expenses, are now presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
•Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.

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
Citi’s non-GAAP measures in this Form 10-Q include the following:

•Expenses and net income per share, both excluding a goodwill impairment charge (notable item)
•Revenues excluding divestiture-related impacts
•All Other (managed basis), which excludes divestiture-related impacts
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

Citi’s expenses and net income per share excluding the notable item represent as reported, or GAAP, financial results adjusted for a goodwill impairment related to Citi’s agreement to sell a 25% equity stake in Grupo Financiero Banamex, S.A. de C.V. (Banamex) within All Other—Legacy Franchises. For more information on the notable item, see “Executive Summary” and “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.

Citi’s revenues excluding divestiture-related impacts represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized (and the aforementioned impacts of the notable item), which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises.
Additionally, Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture-related impacts, see “Executive Summary” and “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
Citi believes its revenues excluding divestiture-related impacts are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.
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

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS

Services

Lines of business:

- Treasury and Trade Solutions
- Securities Services

Markets

Lines of business:[1]

- Fixed Income Markets
- Equity Markets

Banking

Lines of business:[2]

- Investment Banking
- Corporate Lending

Wealth

Lines of business:

- Private Bank
- Citigold
- Wealth at Work

U.S. Personal Banking (USPB)

Lines of business:

- Branded Cards
- Retail Services
- Retail Banking

All Other

Legacy Franchises

- Mexico Consumer, Small Business and Middle-Market Banking (Mexico Consumer/SBMM)[3]
- Asia Consumer Banking (Asia Consumer)[4]
- Legacy Holdings Assets

Corporate/Other

- Corporate Treasury managed activities
- Operations and Technology
- Global staff functions and corporate expenses
- Discontinued operations

REGIONS

North America

International[5]

Note: Mexico is included in Latin America (LATAM) within International.
(1)Fixed Income Markets consists of the Rates and Currencies and Spread Products and Other Fixed Income sub-businesses; Equity Markets consists of the Equity Derivatives, Equity Cash and Prime Services sub-businesses.
(2)Investment Banking consists of the Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses.
(3)Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries. Mexico Consumer/SBMM results of operations and certain balance sheet information are presented in a managerial view in this Form 10-Q and include certain intercompany allocations, managerial charges and offshore expenses that reflect the Mexico Consumer/SBMM operations as a component of Citi’s consolidated operations, and are not intended to reflect, and may differ significantly from, Banamex’s results and operations as a standalone legal entity. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.
(4)Includes the remaining three exit countries (Korea, Poland and Russia).
(5)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East and Africa (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2025—Continued Progress on Citigroup’s Strategic Priorities, Including Improved Business Performance

As described further throughout this Executive Summary, during the third quarter of 2025:

•Citi and its five businesses each achieved positive operating leverage. This is the sixth consecutive quarter of positive operating leverage for Citi and the fifth consecutive quarter of positive operating leverage across the five businesses. Citi’s positive operating leverage was driven by revenue growth of 9.3% and disciplined expense management (up 8.7% on a reported basis, and up 3.2% excluding the impact of a notable item consisting of a goodwill impairment, as described below).
•Citi returned approximately $6.1 billion to common shareholders in the form of share repurchases ($5.0 billion) under its multiyear $20 billion common stock repurchase program, and dividends ($1.1 billion).
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.3% as of September 30, 2025, approximately 120 basis points above its regulatory requirement at the end of the quarter. Effective October 1, 2025, Citigroup’s required regulatory CET1 Capital ratio decreased from 12.1% to 11.6% under the Standardized Approach, reflecting the decrease in the Stress Capital Buffer (SCB) requirement from 4.1% to 3.6% (see “Capital Resources—Stress Capital Buffer” below).
•Citi continued to advance its transformation through the third quarter of 2025, including, among other things, making key investments to consolidate and modernize its infrastructure, simplify and automate its processes and strengthen risk and controls. (See “Citi’s Multiyear Transformation” below.)
•As part of its strategic refresh, Citi continued to make progress on its remaining divestitures, including a significant step toward the divestiture of Grupo Financiero Banamex, S.A. de C.V. (Banamex) by entering into an agreement to sell a 25% equity stake to a company wholly owned by Fernando Chico Pardo and members of his immediate family, while continuing to pursue a planned initial public offering (IPO). For additional information, including the impacts from the planned divestiture of Banamex, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.

Third Quarter of 2025 Results Summary

Citigroup
Citi reported net income of $3.8 billion, or $1.86 per share, compared to net income of $3.2 billion, or $1.51 per share in the prior-year period. The current-quarter results included a notable item consisting of a goodwill impairment of $726 million ($714 million after-tax), related to Citi’s agreement to sell a 25% equity stake in Banamex. Excluding the notable item, net income per share in the current quarter was $2.24.
Net income increased 16% versus the prior-year period, driven by higher revenues and lower provisions, largely offset by higher expenses. Citi’s effective tax rate was approximately 29% compared to approximately 25% in the prior-year period, driven by the limited tax benefit of the notable item. Average diluted shares outstanding decreased 4%, driven by common share repurchases.
Citi’s revenues of $22.1 billion in the third quarter of 2025 increased 9% versus the prior-year period, both on a reported basis and excluding divestiture-related impacts, driven by growth across each of Citi’s five businesses and Legacy Franchises in All Other (managed basis), along with the benefit of foreign exchange (FX) translation, partially offset by a decline in Corporate/Other, also in All Other (managed basis). For additional information on the divestiture-related impacts, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
Citi’s average loans were $725 billion, up 6% versus the prior-year period, driven by growth in Markets, USPB both in Retail Banking and Branded Cards and Services, partially offset by lower loans in Banking and All Other. For additional information about Citi’s loans by segment and All Other, including drivers and loan trends, see each respective segment’s and All Other’s results of operations and “Credit Risk—Loans” below.
Citi’s average deposits were approximately $1.4 trillion, up 5% versus the prior-year period, driven by an increase in Services. For additional information about Citi’s deposits by segment and All Other, including drivers and deposit trends, see each respective segment’s and All Other’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citi’s operating expenses of $14.3 billion increased 9%, on a reported basis. The increase was driven by the notable item, as well as higher compensation and benefits expenses and an increase related to the impact of FX translation. The higher compensation and benefits expenses were driven by higher performance-related compensation, higher severance and higher investments in Citi’s transformation and technology. Continued investments across the businesses were partially offset by further productivity savings and stranded cost reductions. Excluding the notable item, expenses were up 3%.

Provisions
Citi’s total provisions for credit losses and for benefits and claims in the current period were $2.5 billion, reflecting net credit losses of $2.2 billion, and a net allowance for credit losses (ACL) build of $236 million.
Net credit losses were up 2% from the prior-year period, driven by increases in All Other and Markets, largely offset by decreases in USPB.
The net ACL build in the current period was driven by higher volume, changes in portfolio composition and transfer risk associated with Russia, partially offset by changes in the macroeconomic outlook.
Citi’s total provisions for credit losses and for benefits and claims in the prior-year period were $2.7 billion, reflecting net credit losses of $2.2 billion, and a net ACL build of $503 million, driven by changes in portfolio composition, higher volume and transfer risk associated with Russia.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
For additional information on Citi’s consumer and corporate provisions, see each respective segment’s and All Other’s results of operations and “Credit Risk” below.

Capital
Citigroup’s CET1 Capital ratio was 13.3% as of September 30, 2025, compared to 13.7% as of September 30, 2024, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was primarily driven by common share repurchases, the payment of common and preferred dividends and an increase in RWA, partially offset by net income.
In the third quarter of 2025, Citi repurchased $5.0 billion of common shares and paid $1.1 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below). For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” below and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2024 Form 10-K.
Citigroup’s Supplementary Leverage ratio as of September 30, 2025 was 5.5%, compared to 5.8% as of September 30, 2024, driven by an increase in Total Leverage Exposure, partially offset by an increase in Tier 1 Capital.
For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Services
Services net income of $1.8 billion increased 9% from the prior-year period, driven by higher revenues and lower provisions, partially offset by higher expenses. Services revenues of $5.4 billion increased 7%, driven by growth in both Treasury and Trade Solutions (TTS) and Securities Services. Net interest income increased 11%, primarily driven by an increase in average deposit balances and deposit spreads. Non-interest revenue decreased 3%, driven by higher lending revenue share with Banking—Corporate Lending, largely offset by the benefit of continued growth in underlying fee drivers across the businesses, with assets under custody and administration (AUC/AUA) up 13%, cross-border transaction value up 10% and U.S. dollar clearing volume up 5%.
TTS revenues of $3.9 billion increased 7%, driven by a 14% increase in net interest income, partially offset by a 15% decrease in non-interest revenue. The increase in net interest income was primarily driven by higher deposit balances and deposit spreads. The decrease in non-interest revenue was driven by the impact of higher lending revenue share with Banking—Corporate Lending, partially offset by growth in underlying fee drivers. Securities Services revenues of $1.5 billion increased 7%, driven by a 14% increase in non-interest revenue. The increase in non-interest revenue was driven by a mark-to-market gain and higher custody fees due to a 13% increase in AUC/AUA, partially offset by higher lending revenue share with Banking—Corporate Lending. Net interest income was unchanged, as lower deposit spreads were primarily offset by higher deposit balances.
Services expenses of $2.7 billion increased 5%, primarily driven by higher compensation and benefits expenses, including severance, as well as higher volume and other revenue-related expenses.
Services provisions were $61 million in the current period, reflecting a net ACL build of $50 million, and net credit losses of $11 million. The net ACL build was driven by transfer risk associated with Russia. Provisions were $127 million in the prior-year period, reflecting a net ACL build of $113 million, largely related to transfer risk associated with Russia, and net credit losses of $14 million.
For additional information on the results of operations of Services in the third quarter of 2025, see “Services” below.

Markets
Markets net income of $1.6 billion increased 46% from the prior-year period, driven by higher revenues and lower provisions, partially offset by higher expenses.
Markets revenues of $5.6 billion increased 15%, driven by a 12% increase in Fixed Income Markets and a 24% increase in Equity Markets. The increase in Fixed Income Markets was driven by growth in Rates and Currencies, where revenues increased 15%, largely driven by higher revenues in Rates due to elevated client activity and by Spread Products and Other Fixed Income, where revenues were up 8%, largely driven by higher mortgage trading and financing activity, partially offset by lower commodities activity. The increase in Equity Markets was driven by higher client activity in Equity Derivatives and increased volumes in Equity Cash, as well as continued momentum in Prime Services, with prime balances up approximately 44%.
Markets expenses of $3.5 billion increased 5%, primarily driven by higher compensation and benefits, as well as the impact of FX translation, partially offset by lower transactional and product servicing expenses, as higher transaction volumes were more than offset by efficiency actions.
Markets provisions were $32 million in the current period, reflecting net credit losses of $68 million, and a net ACL release of $36 million. Net credit losses were driven by a charge-off in Spread Products and the net ACL release was for the related reserve. Provisions were $141 million in the prior-

year period, reflecting a net ACL build of $117 million, primarily driven by changes in portfolio composition, including credit quality, and net credit losses of $24 million.
For additional information on the results of operations of Markets in the third quarter of 2025, see “Markets” below.

Banking
Banking net income of $638 million increased 168% from the prior-year period, driven by higher revenues and lower provisions, partially offset by higher expenses.
Banking revenues of $2.1 billion increased 34%, driven by growth in Corporate Lending, excluding mark-to-market gain (loss) on loan hedges, and Investment Banking, as well as a lower mark-to-market loss on loan hedges. Excluding the gain (loss) on loan hedges, Banking revenues of $2.2 billion increased 30%. Investment Banking revenues of $1.1 billion increased 23%, primarily driven by increases in investment banking fees. Investment banking fees increased 17%, reflecting growth across Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory. DCM fees were up 19%, driven by leveraged finance. ECM fees were up 35%, driven by growth across all products, notably in convertibles amid a strong equity market and tight financing spreads. Advisory fees increased 8%, driven by momentum across several sectors, continued wallet share gains with financial sponsors and more sell-side activity. Corporate Lending revenues increased 49%, including the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Corporate Lending revenues increased 39%, driven by the impact of higher lending revenue share from Services, Markets and Investment Banking.
Banking expenses of $1.1 billion increased 2%, driven by higher volume-related transactional and product servicing expenses, as well as higher revenue-related compensation and benefits, including investments in the business, partially offset by prior repositioning and other related actions.
Banking provisions were $157 million in the current period, reflecting a net ACL build of $148 million, and net credit losses of $9 million. The net ACL build was driven by changes in portfolio composition, including credit quality and exposure growth. Provisions were $177 million in the prior-year period, reflecting a net ACL build of $141 million, driven by changes in portfolio composition, including credit quality, and net credit losses of $36 million.
For additional information on the results of operations of Banking in the third quarter of 2025, see “Banking” below.

Wealth
Wealth net income of $374 million increased 32% from the prior-year period, driven by higher revenues, partially offset by higher expenses.
Wealth revenues of $2.2 billion increased 8%, driven by growth in Citigold and the Private Bank, partially offset by lower revenues in Wealth at Work. Net interest income of $1.3 billion increased 8%, driven by higher deposit spreads, partially offset by lower mortgage spreads. Non-interest revenue of $832 million increased 9%, driven by higher investment fee revenues, with client investment assets up 14%.

Wealth expenses of $1.7 billion increased 4% from the prior-year period, driven by higher investments in technology and higher volume-related transactional and product servicing expenses, partially offset by continued productivity savings.
Wealth provisions were $30 million in the current period, reflecting net credit losses of $56 million, and a net ACL release of $26 million. Net credit losses included write-downs of mortgage loans to their collateral value due to the impact of the California wildfires and the net ACL release was for the related reserves. Provisions were $33 million in the prior-year period, reflecting net credit losses of $27 million, and a net ACL build of $6 million.
For additional information on the results of operations of Wealth in the third quarter of 2025, see “Wealth” below.

U.S. Personal Banking
USPB net income of $858 million increased 64% from the prior-year period, driven by higher revenues and lower provisions.
USPB revenues of $5.3 billion increased 7%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 8%, driven by higher loan spreads and higher interest-earning balances in Branded Cards, as well as higher deposit spreads and balances in Retail Banking. Non-interest revenue decreased 10%, driven by higher rewards costs, primarily offset by higher gross interchange and credit card fees in Branded Cards and higher deposit servicing fees in Retail Banking.
Branded Cards revenues of $3.0 billion increased 8%, driven by higher loan spreads, higher interest-earning balances (up 5%) and higher gross interchange fees, partially offset by higher rewards costs. Retail Services revenues of $1.7 billion decreased 1%, driven by higher partner payment accruals and lower net interest income due to lower interest-earning balances. Retail Banking revenues of $675 million increased 30%, primarily driven by the impact of higher deposit spreads, higher deposit balances and higher deposit servicing fees.
USPB expenses of $2.4 billion were unchanged from the prior-year period, as lower advertising and marketing expenses and lower compensation and benefits expenses were offset by higher volume-related transactional and product servicing expenses.
USPB provisions were $1.8 billion in the current period, reflecting net credit losses of $1.8 billion, and a net ACL build of $66 million. Net credit losses were down 5%, driven by improved credit performance in Retail Services. The net ACL build was driven by changes in portfolio composition and higher volume, largely offset by changes in the macroeconomic outlook. Provisions were $1.9 billion in the prior-year period, reflecting net credit losses of $1.9 billion, and a net ACL build of $45 million.
For additional information on the results of operations of USPB in the third quarter of 2025, see “U.S. Personal Banking” below.

All Other (Managed Basis)
All Other (managed basis) net loss was $705 million, compared to a net loss of $483 million in the prior-year period, driven by lower revenues, higher expenses and higher provisions.
All Other (managed basis) revenues of $1.5 billion decreased 16%, driven by lower revenues in Corporate/Other, partially offset by an increase in Legacy Franchises (managed basis). Legacy Franchises (managed basis) revenues of $1.9 billion increased 8%, driven by growth in Mexico, including the impact of Mexican peso appreciation, partially offset by lower revenues related to closed exits and wind-downs in Asia Consumer (managed basis). Corporate/Other revenues of $(336) million decreased from $86 million in the prior-year period, driven by lower net interest income, due to a lower benefit from cash and securities reinvestment driven by actions over the past few quarters to reduce Citi’s asset sensitivity in a declining rate environment, and lower non-interest revenues.
All Other (managed basis) expenses of $2.2 billion increased 4%, driven by higher expenses in Corporate/Other, including higher severance, largely offset by a decline in Legacy Franchises (managed basis) driven by lower expenses related to closed exits and wind-downs and lower litigation expenses, partially offset by the impact of Mexican peso appreciation.
All Other (managed basis) provisions were $331 million in the current period, reflecting net credit losses of $297 million, and a net ACL build of $34 million. Net credit losses were up 43%, driven by higher consumer lending volume and portfolio seasoning in Mexico Consumer/SBMM. The net ACL build was driven by changes in portfolio composition and higher consumer lending volume in Mexico Consumer/SBMM, largely offset by changes in the macroeconomic outlook. Provisions were $289 million in the prior-year period, reflecting net credit losses of $208 million, and a net ACL build of $81 million, largely driven by changes in portfolio composition and higher consumer lending volume in Mexico Consumer/SBMM.
For additional information on the results of operations of All Other (managed basis) in the third quarter of 2025, see “All Other—Divestiture-Related Impacts (Reconciling Items)” and “All Other (Managed Basis)” below.

Macroeconomic and Other Risks and Uncertainties Various macroeconomic, geopolitical and regulatory factors have contributed to economic uncertainties in the U.S. and globally, including, but not limited to, those related to the U.S. government shutdown and tariff and other policies of the U.S. administration and its trading partners. These factors could adversely affect economic growth and unemployment in the U.S. and other countries and result in volatility and disruptions in financial markets, and tariffs could also adversely affect inflation. Such risks and uncertainties could also adversely impact Citi’s clients, customers, businesses, funding costs, provisions and overall results of operations and financial condition during the remainder of 2025.
For a discussion of other trends, uncertainties and risks that will or could impact Citi’s segments and All Other, results of operations, capital and other financial condition during the remainder of 2025, see “Third Quarter of 2025 Results Summary” above, each respective segment’s and All Other’s results of operations, “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Russia” and “—Argentina,” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

Overview
As previously disclosed, Citi’s transformation, including the remediation of its 2020 Consent Orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC), is a multiyear endeavor that is not linear.
Citi continues to expect its transformation investments to be meaningfully higher in 2025, compared to 2024, as it progresses critical bodies of work in data and controls.
For additional information on Citi’s transformation, including focus areas and status, consent order compliance and governance, see “Citi’s Multiyear Transformation” in Citi’s 2024 Form 10-K, Citi’s First Quarter of 2025 Form 10-Q and Citi’s Second Quarter of 2025 Form 10-Q, as well as Citi’s 2025 Proxy Statement for its Annual Meeting of Stockholders.

Progress
Citi continued to make significant progress in its transformation through the third quarter of 2025 and is now at or mostly at its target state for more than two-thirds of its transformation programs, including:

•Components of the end-to-end Enterprise Risk Management lifecycle to strengthen how Citi identifies, measures, monitors and controls risk, including risk identification, risk appetite and limits management, stress testing and new activity risk management
•A standardized control assessment process to help detect and remediate control deficiencies, including payment and trade controls

In addition, Citi continued to make progress in advancing its technology priorities, including:

•Continued to optimize, modernize and simplify Citi by retiring or replacing 384 applications year-to-date through September 30, 2025
•Reduced manual intervention for priority liquidity regulatory reporting processes by deploying a workflow tool
•Expanded the adoption of Generative AI tools with the rollout of new features that enable faster and easier access and increase overall productivity
◦Adoption continues to accelerate, with approximately 7 million utilizations of Citi’s two enterprise-wide tools year-to-date (approximately three times increase versus previous quarter)
◦Approximately 1 million automated code reviews completed by Citi’s Generative AI tools year-to-date, saving approximately 100,000 hours per week across Citi’s developer population

RECENT DEVELOPMENTS

As disclosed on Citi’s Form 8-K filed with the SEC on October 22, 2025: (i) Citi announced that its Board of Directors (the Board) appointed Jane Fraser, Citi’s Chief Executive Officer, as Chair of the Board, while John Dugan, who served as Chair of the Board since 2019, will become Lead Independent Director; and (ii) the Board’s Compensation, Performance Management and Culture Committee (the Committee) awarded restricted stock units with a grant value of $25 million and 1.055 million of Citigroup stock options to Jane Fraser. In accordance with Citi’s 2019 Stock Incentive Plan, the options award will be effectuated on two grant dates: (i) 1.0 million Citigroup stock options were formally granted on October 22, 2025; and (ii) 55,000 Citigroup stock options will be formally granted in 2026, on a date to be determined by the Committee. These actions reflect the Board’s intent to ensure leadership continuity as Citi extends the growing momentum it is demonstrating in strengthening its business performance, executing its transformation and delivering enhanced shareholder value.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2025	2024	% Change	2025	2024	% Change
Net interest income	$14,940	$13,362	12%	$44,127	$40,362	9%
Non-interest revenue	7,150	6,847	4	21,227	20,895	2
Revenues, net of interest expense(1)	$22,090	$20,209	9%	$65,354	$61,257	7%
Operating expenses(1)	14,290	13,144	9	41,292	40,497	2
Provisions for credit losses and for benefits and claims	2,450	2,675	(8)	8,045	7,516	7
Income from continuing operations before income taxes	$5,350	$4,390	22%	$16,017	$13,244	21%
Income taxes	1,559	1,116	40	4,085	3,299	24
Income from continuing operations	$3,791	$3,274	16%	$11,932	$9,945	20%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—	(2)	(2)	—
Net income before attribution of noncontrolling interests	$3,790	$3,273	16%	$11,930	$9,943	20%
Net income attributable to noncontrolling interests	38	35	9	95	117	(19)
Citigroup’s net income	$3,752	$3,238	16%	$11,835	$9,826	20%
Earnings per share
Basic
Income from continuing operations	$1.89	$1.53	24%	$5.87	$4.67	26%
Net income	1.89	1.53	24	5.87	4.67	26
Diluted
Income from continuing operations	$1.86	$1.51	23%	$5.78	$4.61	25%
Net income	1.86	1.51	23	5.78	4.61	25
Dividends declared per common share	0.60	0.56	7	1.72	1.62	6
Common dividends	$1,118	$1,089	3%	$3,253	$3,143	3%
Preferred dividends	274	277	(1)	830	798	4
Common share repurchases	5,000	1,000	400	8,750	1,500	483

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2025	2024	% Change	2025	2024	% Change
At September 30:
Total assets	$2,642,475	$2,430,663	9%
Total deposits	1,383,929	1,309,999	6
Long-term debt	315,846	299,081	6
Citigroup common stockholders’ equity	193,973	192,733	1
Total Citigroup stockholders’ equity	213,023	209,083	2
Average assets	2,688,800	2,492,080	8	$2,617,915	$2,466,302	6%
Direct staff (in thousands)	227	229	(1)%
Performance metrics
Return on average assets	0.55%	0.52%		0.60%	0.53%
Return on average common stockholders’ equity(2)	7.1	6.2		7.6	6.4
Return on average total stockholders’ equity(2)	7.0	6.2		7.5	6.3
Return on tangible common equity (RoTCE)(3)	8.0	7.0		8.6	7.2
Operating leverage(4)	59 bps	281 bps		473 bps	(133) bps
Efficiency ratio (total operating expenses/total revenues, net)	64.7	65.0		63.2	66.1
Basel III ratios
CET1 Capital(5)	13.27%	13.71%
Tier 1 Capital(5)	14.97	15.24
Total Capital(5)	15.31	15.21
Supplementary Leverage ratio	5.52	5.85
Citigroup common stockholders’ equity to assets	7.34%	7.93%
Total Citigroup stockholders’ equity to assets	8.06	8.60
Dividend payout ratio(6)	32	37		30%	35%
Total payout ratio(7)	176	71		109	51
Book value per common share	$108.41	$101.91	6%
Tangible book value per share (TBVPS)(3)	95.72	89.67	7

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
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
(5)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented. As of September 30, 2025, the Common Equity Tier 1 Capital ratio under the Basel III Standardized Approach became the most binding ratio. In the prior quarter, the Tier 1 Capital ratio under the Basel III Standardized Approach was the most binding ratio.
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

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES(1)

	Third Quarter			Nine Months
In millions of dollars	2025	2024	% Change	2025	2024	% Change
Services	$5,363	$5,015	7%	$15,314	$14,453	6%
Markets	5,563	4,817	15	17,428	15,260	14
Banking	2,132	1,597	34	6,005	4,960	21
Wealth	2,164	1,995	8	6,426	5,489	17
USPB	5,331	4,964	7	15,678	14,905	5
All Other—managed basis(2)	1,535	1,820	(16)	4,678	6,168	(24)
All Other—divestiture-related impacts (Reconciling Items)(2)	2	1	100	(175)	22	NM
Total Citigroup net revenues	$22,090	$20,209	9%	$65,354	$61,257	7%

INCOME

	Third Quarter			Nine Months
In millions of dollars	2025	2024	% Change	2025	2024	% Change
Income (loss) from continuing operations
Services	$1,819	$1,683	8%	$4,877	$4,696	4%
Markets	1,583	1,089	45	5,127	3,979	29
Banking	635	236	169	1,638	1,172	40
Wealth	374	283	32	1,152	668	72
USPB	858	522	64	2,252	990	127
All Other—managed basis(2)	(701)	(494)	(42)	(2,142)	(1,389)	(54)
All Other—divestiture-related impacts (Reconciling Items)(2)	(777)	(45)	NM	(972)	(171)	(468)
Income from continuing operations	$3,791	$3,274	16%	$11,932	$9,945	20%
Discontinued operations	$(1)	$(1)	—%	$(2)	$(2)	—%
Less: Net income attributable to noncontrolling interests	38	35	9	95	117	(19)
Citigroup’s net income	$3,752	$3,238	16%	$11,835	$9,826	20%

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
NM Not meaningful

SERVICES

Services includes TTS and Securities Services. TTS provides an integrated suite of tailored cash management, payments and trade and working capital solutions to multinational corporations, financial institutions and public sector organizations. Securities Services connects investors and issuers across global markets, providing a comprehensive product offering, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions that can be tailored to meet clients’ needs.
Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue on deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income in the table below.

Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration (AUC/AUA) and is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5. Services revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Services products sold to Corporate Lending clients. This generally results in a reduction in Services reported revenue recorded in All other as part of Non-interest revenue in the table below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$3,823	$3,435	11%	$10,951	$9,977	10%
Fee revenue
Commissions and fees(1)	880	834	6	2,599	2,490	4
Administration and other fiduciary fees	746	701	6	2,156	2,081	4
Total fee revenue	$1,626	$1,535	6%	$4,755	$4,571	4%
Principal transactions	190	214	(11)	547	541	1
All other(2)	(276)	(169)	(63)	(939)	(636)	(48)
Total non-interest revenue	$1,540	$1,580	(3)%	$4,363	$4,476	(3)%
Total revenues, net of interest expense(1)	$5,363	$5,015	7%	$15,314	$14,453	6%
Total operating expenses(1)	$2,707	$2,575	5%	$7,970	$7,967	—%
Net credit losses on loans	11	14	(21)	37	20	85
Credit reserve build (release) for loans	(4)	7	NM	73	(59)	NM
Provision for credit losses on unfunded lending commitments	(8)	7	NM	(20)	21	NM
Provisions for credit losses on other assets and HTM debt securities	62	99	(37)	375	182	106
Provision (release) for credit losses	$61	$127	(52)%	$465	$164	184%
Income from continuing operations before taxes	$2,595	$2,313	12%	$6,879	$6,322	9%
Income taxes	776	630	23	2,002	1,626	23
Income from continuing operations	$1,819	$1,683	8%	$4,877	$4,696	4%
Noncontrolling interests	17	32	(47)	48	84	(43)
Net income	$1,802	$1,651	9%	$4,829	$4,612	5%
Efficiency ratio	50%	51%		52%	55%
Balance Sheet data (in billions of dollars)
EOP assets	$627	$608	3%
Average assets	616	591	4	$596	$582	2%

Revenue by line of business
Net interest income	$3,121	$2,731	14%	$8,935	$8,083	11%
Non-interest revenue	761	896	(15)	2,261	2,483	(9)
TTS	$3,882	$3,627	7%	$11,196	$10,566	6%
Net interest income	$702	$704	—%	$2,016	$1,894	6%
Non-interest revenue	779	684	14	2,102	1,993	5
Securities Services	$1,481	$1,388	7%	$4,118	$3,887	6%
Total Services	$5,363	$5,015	7%	$15,314	$14,453	6%
Revenue by geography
North America	$1,637	$1,360	20%	$4,621	$3,898	19%
International	3,726	3,655	2	10,693	10,555	1
Total	$5,363	$5,015	7%	$15,314	$14,453	6%
International revenue by cluster
United Kingdom	$494	$498	(1)%	$1,461	$1,446	1%
Japan, Asia North and Australia (JANA)	712	706	1	2,057	1,949	6
LATAM	645	675	(4)	1,825	2,112	(14)
Asia South	683	639	7	1,898	1,771	7
Europe	648	558	16	1,831	1,670	10
Middle East and Africa (MEA)	544	579	(6)	1,621	1,607	1
Total	$3,726	$3,655	2%	$10,693	$10,555	1%
Key drivers(3)
Average loans by line of business (in billions of dollars)
TTS	$93	$86	8%	$91	$83	10%
Securities Services	1	1	—	1	1	—
Total	$94	$87	8%	$92	$84	10%
ACLL as a percentage of EOP loans(4)	0.35%	0.38%
Average deposits by line of business (in billions of dollars)
TTS	$744	$690	8%	$716	$683	5%
Securities Services	149	135	10	143	129	11
Total	$893	$825	8%	$859	$812	6%
AUC/AUA (in trillions of dollars)(5)	$29.7	$26.3	13%
Cross-border transaction value (in billions of dollars)	104.8	95.0	10	$301.2	$278.4	8%
U.S. dollar clearing volume (in millions)(6)	44.8	42.7	5	131.8	123.9	6
Commercial card spend volume (in billions of dollars)	$18.4	$18.3	1	$53.5	$53.1	1

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    Services revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Services products sold to Corporate Lending clients. This generally results in a reduction in Services reported revenue.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Excludes loans that are carried at fair value for all periods.
(5)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $2.3 trillion and $2.1 trillion of such assets at September 30, 2025 and 2024, respectively.
(6)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

3Q25 vs. 3Q24
Net income of $1.8 billion increased 9%, driven by higher revenues and lower provisions, partially offset by higher expenses.
Revenues increased 7%, driven by higher net interest income in TTS and higher non-interest revenue in Securities Services, partially offset by lower non-interest revenue in TTS.
Net interest income increased 11%, primarily driven by an increase in average deposit balances and deposit spreads. Average deposits increased 8%, driven by growth in both TTS and Securities Services, reflecting growth across North America and International, largely driven by an increase in operating deposits.
Non-interest revenue declined 3%, driven by higher revenue share with Banking—Corporate Lending, largely offset by higher fee revenue (up 6%), reflecting the benefit of continued growth in underlying fee drivers across the businesses, particularly AUC/AUA, cross-border transaction value and U.S. dollar clearing volume.
TTS revenues increased 7%, driven by a 14% increase in net interest income, partially offset by a 15% decrease in non-interest revenue. The increase in net interest income was primarily driven by higher average deposit balances, which increased 8%, as well as higher deposit spreads. The decrease in non-interest revenue was driven by higher lending revenue share, partially offset by growth in fees and underlying fee drivers, including an increase in cross-border transaction value of 10% and an increase in U.S. dollar clearing volume of 5%.
Securities Services revenues increased 7%, driven by a 14% increase in non-interest revenue. The increase in non-interest revenue was driven by a mark-to-market gain and higher custody fees due to a 13% increase in AUC/AUA, partially offset by higher lending revenue share. Net interest income was unchanged, as lower deposit spreads were primarily offset by higher average deposit balances, which increased 10%.
Expenses increased 5%, primarily driven by higher compensation and benefits expenses, including severance, as well as higher volume and other revenue-related expenses.
Provisions were $61 million in the current period, reflecting a net ACL build of $50 million, and net credit losses of $11 million. The net ACL build was driven by transfer risk associated with Russia. Provisions were $127 million in the prior-year period, reflecting a net ACL build of $113 million, largely related to transfer risk associated with Russia, and net credit losses of $14 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
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

2025 YTD vs. 2024 YTD
Net income of $4.8 billion increased 5%, driven by higher revenues, partially offset by higher provisions.
Revenues increased 6%, driven by higher net interest income in TTS and Securities Services and higher non-interest revenue in Securities Services, partially offset by lower non-interest revenue in TTS.
Net interest income increased 10%, driven by an increase in average deposit balances and deposit spreads. Average deposits increased 6%, driven by growth in TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits. Non-interest revenue declined 3%, driven by higher revenue share, largely offset by the benefit of continued growth in fees and underlying fee drivers in TTS and Securities Services.
TTS revenues increased 6%, driven by an 11% increase in net interest income, partially offset by a 9% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads and a 5% increase in average deposit balances. The decrease in non-interest revenue was driven by higher lending revenue share, partially offset by growth in fees and underlying fee drivers, including an increase in cross-border transaction value of 8% and an increase in U.S. dollar clearing volume of 6%.
Securities Services revenues increased 6%, driven by a 6% increase in net interest income and a 5% increase in non-interest revenue. The increase in net interest income was driven by higher average deposits, which increased 11%, partially offset by lower deposit spreads. The increase in non-interest revenue was driven by a mark-to-market gain and higher custody fees, due to an increase in AUC/AUA.
Expenses were unchanged, compared to the prior-year period, as higher compensation and benefits expenses, including severance, were offset by episodic tax- and legal-related expenses in the prior-year period.
Provisions were $465 million, reflecting a net ACL build of $428 million, and net credit losses of $37 million. The net ACL build was driven by transfer risk associated with Russia. Provisions were $164 million in the prior-year period, reflecting a net ACL build of $144 million, driven by transfer risk associated with Russia, and net credit losses of $20 million.

MARKETS

Markets includes Fixed Income Markets and Equity Markets and provides corporate, institutional and public sector clients around the world with a full range of sales and trading services across equities, foreign exchange, rates, spread products and commodities. The range of services includes market-making across asset classes, risk management solutions, financing and prime brokerage.
Citi assesses its Markets business performance on a total revenues basis, as security inventory is often hedged by derivative instruments creating offsetting gains and losses across revenue lines. As an example, securities that generate Net interest income may be hedged by derivative instruments, which are reported under Principal transactions.
As a market maker, Markets facilitates transactions by holding inventory to meet client demand, with resulting gains or losses largely recorded as Principal transactions. Fee revenue is generated from services such as trading, financing, brokerage, securitization and underwriting. “Other” revenue includes gains (losses) on AFS debt and equity securities (non-trading), and other non-recurring items. Revenue generated from all of these activities is primarily recorded in Non-interest revenue in the table below. Markets revenues also reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Markets products sold to Corporate Lending clients. This generally results in a reduction in Markets reported revenue recorded in All other.
Net interest income includes interest and dividends on securities held and interest on long- and short-term debt, secured funding transactions, deposits, loans and funding costs.
Markets maintains an international presence supported by trading floors in nearly 80 countries and Citi’s proprietary network in over 90 countries and jurisdictions.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$2,251	$1,405	60%	$7,166	$5,149	39%
Fee revenue
Brokerage and fees	400	391	2	1,199	1,073	12
Investment banking fees(1)	163	118	38	404	322	25
Other	63	64	(2)	166	188	(12)
Total fee revenue	$626	$573	9%	$1,769	$1,583	12%
Principal transactions	2,746	2,807	(2)	8,351	8,481	(2)
All other(2)	(60)	32	NM	142	47	202
Total non-interest revenue	$3,312	$3,412	(3)%	$10,262	$10,111	1%
Total revenues, net of interest expense(3)	$5,563	$4,817	15%	$17,428	$15,260	14%
Total operating expenses	$3,491	$3,339	5%	$10,468	$10,028	4%
Net credit losses (recoveries) on loans	68	24	183	218	168	30
Credit reserve build (release) for loans	(44)	37	NM	57	46	24
Provision (release) for credit losses on unfunded lending commitments	13	47	(72)	14	48	(71)
Provisions for credit losses for other assets and HTM debt securities	(5)	33	NM	52	67	(22)
Provision (release) for credit losses	$32	$141	(77)%	$341	$329	4%
Income from continuing operations before taxes	$2,040	$1,337	53%	$6,619	$4,903	35%
Income taxes	457	248	84	1,492	924	61
Income from continuing operations	$1,583	$1,089	45%	$5,127	$3,979	29%
Noncontrolling interests	21	17	24	55	58	(5)
Net income	$1,562	$1,072	46%	$5,072	$3,921	29%
Efficiency ratio	63%	69%		60%	66%
Balance Sheet data (in billions of dollars)
EOP assets	$1,182	$1,002	18%
Average assets	1,231	1,082	14	$1,191	$1,065	12%

Revenue by line of business
Fixed Income Markets	$4,023	$3,578	12%	$12,768	$11,272	13%
Equity Markets	1,540	1,239	24	4,660	3,988	17
Total	$5,563	$4,817	15%	$17,428	$15,260	14%
Rates and Currencies	$2,823	$2,465	15%	$9,005	$7,731	16%
Spread Products and Other Fixed Income	1,200	1,113	8	3,763	3,541	6
Total Fixed Income Markets revenues	$4,023	$3,578	12%	$12,768	$11,272	13%
Revenue by geography
North America	$2,195	$1,773	24%	$6,501	$5,871	11%
International	3,368	3,044	11	10,927	9,389	16
Total	$5,563	$4,817	15%	$17,428	$15,260	14%
International revenue by cluster
United Kingdom	$830	$1,007	(18)%	$3,744	$3,086	21%
Japan, Asia North and Australia (JANA)	737	703	5	2,207	2,049	8
LATAM	626	398	57	1,651	1,458	13
Asia South	460	433	6	1,436	1,212	18
Europe	388	229	69	971	740	31
Middle East and Africa (MEA)	327	274	19	918	844	9
Total	$3,368	$3,044	11%	$10,927	$9,389	16%
Key drivers(4) (in billions of dollars)
Average loans	$147	$119	24%	$137	$119	15%
Net credit losses (NCLs) as a percentage of average loans	0.18%	0.08%		0.21%	0.19%
ACLL as a percentage of EOP loans(5)	0.78%	0.77%
Average trading account assets	$556	$462	20	$527	$432	22

(1)    Investment banking fees are primarily composed of underwriting, advisory, loan syndication structuring and other related financing activity.
(2)    Markets revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Markets products sold to Corporate Lending clients. This generally results in a reduction in Markets reported revenue.
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
NM Not meaningful

3Q25 vs. 3Q24
Net income of $1.6 billion increased 46%, driven by higher revenues and lower provisions, partially offset by higher expenses.
Revenues increased 15%, driven by higher revenues in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenues increased 12%, driven by growth in both Rates and Currencies revenues and Spread Products and Other Fixed Income. Rates and Currencies revenues increased 15%, largely driven by growth in Rates amid policy uncertainty and elevated client activity. Spread Products and Other Fixed Income revenues increased 8%, largely driven by higher mortgage trading and financing activity, partially offset by lower commodities activity.
Equity Markets revenues increased 24%, driven by higher client activity in Equity Derivatives, as well as higher volumes in Equity Cash and continued momentum in Prime Services, with prime balances up approximately 44%.
Expenses increased 5%, primarily driven by higher revenue-related compensation and benefits, along with the impact of FX translation, partially offset by lower transactional and product servicing expenses, as higher transaction volumes were more than offset by efficiency actions.
Provisions were $32 million in the current period, reflecting net credit losses of $68 million, and a net ACL release of $36 million. Net credit losses were driven by a charge-off in Spread Products, and the net ACL release was for the related reserve. Provisions were $141 million in the prior-year period, reflecting a net ACL build of $117 million, primarily driven by changes in portfolio composition, including credit quality, and net credit losses of $24 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Markets’ deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to Markets’ future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” and “Forward-Looking Statements” below and “Risk Factors” and “Markets” in Citi’s 2024 Form 10-K.

2025 YTD vs. 2024 YTD
Net income of $5.1 billion increased 29%, driven by higher revenues, partially offset by higher expenses.
Revenues increased 14%, driven by higher revenues in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenues increased 13%, reflecting an increase in Rates and Currencies revenues and higher revenues in Spread Products and Other Fixed Income. Rates and Currencies revenues increased 16%, primarily driven by Rates, reflecting increased client activity and monetization of market activity. Spread Products and Other Fixed Income revenues increased 6%, largely driven by higher financing activity and mortgage trading, partially offset by declines in commodities.
Equity Markets revenues increased 17%, primarily driven by Prime Services, as well as higher volumes in Equity Cash and monetization of market activity in Equity Derivatives, partially offset by prior-year gains related to the Visa B share exchange.
Expenses increased 4%, primarily driven by higher revenue-related compensation and benefits and higher volume-related expenses.
Provisions were $341 million, reflecting net credit losses of $218 million, and a net ACL build of $123 million. Net credit losses were driven by charge-offs in Spread Products. The net ACL build was driven by changes in portfolio composition, including exposure growth and credit quality, changes in the macroeconomic outlook and transfer risk associated with Russia, largely offset by reserve releases related to charge-offs in Spread Products. Provisions were $329 million in the prior-year period, reflecting net credit losses of $168 million, driven by charge-offs in Spread Products, and a net ACL build of $161 million, driven by changes in portfolio composition, including credit quality, and changes in the macroeconomic outlook.

BANKING

Banking includes Investment Banking (Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses) and Corporate Lending. Investment Banking supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets strategic financing solutions and loan syndication structuring, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities. Corporate Lending consists of corporate and commercial banking, serving as the conduit for Citi’s product suite to clients.
Banking revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Investment Banking, Markets and Services products sold to Corporate Lending clients. This generally results in an increase in Banking reported revenue. The revenue share to Banking—Corporate Lending is recorded in All other as part of Non-interest revenue in the table below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income (including dividends)	$562	$527	7%	$1,583	$1,636	(3)%
Fee revenue
Investment banking fees(1)	1,169	999	17	3,331	2,906	15
Other	65	31	110	173	123	41
Total fee revenue	$1,234	$1,030	20%	$3,504	$3,029	16%
Principal transactions	(164)	(204)	20	(433)	(575)	25
All other(2)	500	244	105	1,351	870	55
Total non-interest revenue	$1,570	$1,070	47%	$4,422	$3,324	33%
Total revenues, net of interest expense	$2,132	$1,597	34%	$6,005	$4,960	21%
Total operating expenses	$1,139	$1,116	2%	$3,310	$3,426	(3)%
Net credit losses on loans	9	36	(75)	59	142	(58)
Credit reserve build (release) for loans	38	62	(39)	253	(78)	NM
Provision (release) for credit losses on unfunded lending commitments	98	59	66	207	(46)	NM
Provisions (releases) for credit losses on other assets and HTM debt securities	12	20	(40)	25	(2)	NM
Provisions (releases) for credit losses	$157	$177	(11)%	$544	$16	NM
Income from continuing operations before taxes	$836	$304	175%	$2,151	$1,518	42%
Income taxes	201	68	196	513	346	48
Income from continuing operations	$635	$236	169%	$1,638	$1,172	40%
Noncontrolling interests	(3)	(2)	(50)	(6)	4	NM
Net income	$638	$238	168%	$1,644	$1,168	41%
Efficiency ratio	53%	70%		55%	69%
Balance Sheet data (in billions of dollars)
EOP assets	$141	$151	(7)%
Average assets	149	152	(2)	$148	$153	(3)%
Revenue by line of business
Total Investment Banking(2)	$1,146	$934	23%	$3,162	$2,712	17%
Corporate Lending (excluding gain (loss) on loan hedges)(2)(3)	1,030	742	39	2,935	2,422	21
Total Banking revenues (excluding gain (loss) on loan hedges)(2)(3)	$2,176	$1,676	30%	$6,097	$5,134	19%
Gain (loss) on loan hedges(2)(3)	(44)	(79)	44	(92)	(174)	47
Total Banking revenues (including gain (loss) on loan hedges)(2)(3)	$2,132	$1,597	34%	$6,005	$4,960	21%

Investment banking fees
Advisory	$427	$394	8%	$1,259	$892	41%
Equity underwriting (ECM)	174	129	35	519	474	9
Debt underwriting (DCM)	568	476	19	1,553	1,540	1
Total	$1,169	$999	17%	$3,331	$2,906	15%
Revenue by geography
North America	$995	$837	19%	$2,765	$2,359	17%
International	1,137	760	50	3,240	2,601	25
Total	$2,132	$1,597	34%	$6,005	$4,960	21%
International revenue by cluster
United Kingdom	$304	$158	92%	$827	$547	51%
Japan, Asia North and Australia (JANA)	207	152	36	614	472	30
LATAM	204	159	28	555	566	(2)
Asia South	145	97	49	422	332	27
Europe	177	135	31	567	477	19
Middle East and Africa (MEA)	100	59	69	255	207	23
Total	$1,137	$760	50%	$3,240	$2,601	25%
Key drivers(4) (in billions of dollars)
Average loans	$81	$88	(8)%	$82	$89	(8)%
NCLs as a percentage of average loans	0.04%	0.16%		0.10%	0.21%
ACLL as a percentage of EOP loans(5)	1.83%	1.54%

(1)    Investment banking fees are primarily composed of underwriting, advisory, loan syndication structuring and other related financing activity.
(2)    Banking revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Investment Banking, Markets and Services products sold to Corporate Lending clients. This generally results in an increase in Banking reported revenue.
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

3Q25 vs. 3Q24
Net income of $638 million increased 168%, driven by higher revenues and lower provisions, partially offset by higher expenses.
Revenues increased 34% (including gain (loss) on loan hedges), driven by growth in Corporate Lending (excluding the impact of losses on loan hedges) and Investment Banking and a lower mark-to-market loss on loan hedges (a $44 million loss versus a $79 million loss in the prior-year period). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 30%.
Investment Banking revenues increased 23%, primarily driven by a 17% increase in investment banking fees, reflecting growth in DCM, ECM and Advisory. DCM fees were up 19%, driven by growth in leveraged finance. ECM fees were up 35%, driven by growth across all products, notably in convertibles, amid a strong equity market and tight financing spreads. Advisory fees increased 8%, with momentum across several sectors and continued wallet share gains with financial sponsors, as well as increased sell-side activity.
Corporate Lending revenues increased 49%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues increased 39%, driven by the impact of higher lending revenue share from Services, Markets and Investment Banking.
Expenses increased 2%, driven by higher volume-related transactional and product servicing expenses, as well as higher revenue-related compensation and benefits, which includes investments made in the business, partially offset by prior repositioning and other related actions.
Provisions were $157 million in the current period, reflecting a net ACL build of $148 million, and net credit losses of $9 million. The net ACL build was driven by changes in portfolio composition, including credit quality and exposure growth. Provisions were $177 million in the prior-year period, reflecting a net ACL build of $141 million, driven by changes in portfolio composition, including credit quality, and net credit losses of $36 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below. For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
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

2025 YTD vs. 2024 YTD
Net income of $1.6 billion increased 41%, driven by higher revenues and lower expenses, partially offset by increased provisions.
Revenues increased 21% (including gain (loss) on loan hedges), reflecting higher Corporate Lending revenues
(excluding the impact of losses on loan hedges), as well as higher revenues in Investment Banking and lower losses on loan hedges (a $92 million loss versus a $174 million loss in the prior-year period). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 19%.
Investment Banking revenues increased 17%, reflecting a 15% increase in investment banking fees, driven by growth in Advisory and ECM. Advisory fees increased 41%, due to strong previously announced deals that closed, with wallet share gains across several sectors and with financial sponsors. ECM fees increased 9%, driven by higher financing activity, given the favorable market environment. DCM fees were up 1%, as increased activity in leveraged finance was offset by decreased investment-grade volumes compared to a strong performance in the prior-year period.
Corporate Lending revenues increased 26%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues increased 21%, driven by the impact of higher lending revenue share from Services, Investment Banking and Markets.
Expenses decreased 3%, driven by the benefits of prior repositioning and other related actions, partially offset by volume-related expenses.
Provisions were $544 million, reflecting a net ACL build of $485 million, and net credit losses of $59 million. The net ACL build was driven by changes in portfolio composition, including credit quality and exposure growth, and changes in the macroeconomic outlook. Provisions were $16 million in the prior-year period, reflecting net credit losses of $142 million, and a net ACL release of $126 million, driven by changes in the macroeconomic outlook, partially offset by changes in portfolio composition, including credit quality.

WEALTH

Wealth includes the Private Bank, Citigold and Wealth at Work and provides financial services to a range of client segments consisting of ultra-high net worth, high net worth and affluent clients. These services include banking, investment, lending, custody and trust product offerings in approximately 20 countries, including the U.S. and four wealth management centers: Singapore, Hong Kong, the UAE and London.
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
At September 30, 2025, Wealth had the following:

•$660 billion in client investment assets
•$318 billion in deposits
•$151 billion in loans, including $89 billion in mortgage loans, $32 billion in margin loans, $25 billion in personal, small business and other loans and $5 billion in outstanding credit card balances

For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,332	$1,233	8%	$3,884	$3,261	19%
Fee revenue
Commissions and fees(1)	406	342	19	1,175	1,022	15
Other(2)	232	241	(4)	724	704	3
Total fee revenue	$638	$583	9%	$1,899	$1,726	10%
All other(3)	194	179	8	643	502	28
Total non-interest revenue	$832	$762	9%	$2,542	$2,228	14%
Total revenues, net of interest expense(1)	2,164	1,995	8	6,426	5,489	17
Total operating expenses(1)	$1,654	$1,594	4%	$4,851	$4,765	2%
Net credit losses on loans	56	27	107	134	91	47
Credit reserve build (release) for loans	(25)	8	NM	(28)	(225)	88
Provision (release) for credit losses on unfunded lending commitments	(1)	(1)	—	(4)	(9)	56
Provisions for benefits and claims (PBC), and other assets	—	(1)	100	—	(3)	100
Provisions (releases) for credit losses and PBC	$30	$33	(9)%	$102	$(146)	NM
Income from continuing operations before taxes	$480	$368	30%	$1,473	$870	69%
Income taxes	106	85	25	321	202	59
Income from continuing operations	$374	$283	32%	$1,152	$668	72%
Noncontrolling interests	—	—	—	—	—	—
Net income	$374	$283	32%	$1,152	$668	72%
Efficiency ratio	76%	80%		75%	87%
Balance Sheet data (in billions of dollars)
EOP assets	$232	$230	1%
Average assets	233	229	2	$227	$232	(2)%
Revenue by line of business
Private Bank	$656	$614	7%	$2,051	$1,796	14%
Citigold	1,294	1,137	14	3,672	3,073	19
Wealth at Work	214	244	(12)	703	620	13
Total	$2,164	$1,995	8%	$6,426	$5,489	17%

Revenue by geography
North America	$1,066	$1,000	7%	$3,220	$2,620	23%
International	1,098	995	10	3,206	2,869	12
Total	$2,164	$1,995	8%	$6,426	$5,489	17%
International revenue by cluster
United Kingdom	$100	$88	14%	$314	$246	28%
Japan, Asia North and Australia (JANA)	396	363	9	1,136	1,011	12
LATAM	35	33	6	112	96	17
Asia South	390	348	12	1,143	1,013	13
Europe	82	67	22	231	222	4
Middle East and Africa (MEA)	95	96	(1)	270	281	(4)
Total	$1,098	$995	10%	$3,206	$2,869	12%
Key drivers(4) (in billions of dollars)
EOP client balances
Client investment assets(5)	$660	$580	14%
Deposits	318	316	1
Loans	151	151	—
Total	$1,129	$1,047	8%
Net new investment assets (NNIA)(6)	$18.6	$13.8	35%	$37.1	$26.9	38%
Average deposits	315	316	—	311	316	(2)
Average loans	151	150	1	149	150	(1)
ACLL as a percentage of EOP loans	0.34%	0.36%

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
(6)    Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. See “Glossary” below for additional information. NNIA flows can fluctuate across quarters due to a variety of factors, including, but not limited to, the macroeconomic environment, market volatility, investor sentiment, client activity, seasonal effects and product mix and offering changes.
NM Not meaningful

3Q25 vs. 3Q24
Net income of $374 million increased 32%, driven by higher revenues, partially offset by higher expenses.
Revenues increased 8%, driven by growth in Citigold and the Private Bank, partially offset by lower revenues in Wealth at Work. Net interest income increased 8%, driven by growth in deposit spreads across the lines of business, partially offset by lower mortgage spreads. Non-interest revenue increased 9%, driven by higher investment fee revenues, with client investment assets up 14%.
Client balances increased 8%, driven by higher client investment assets, due to higher market valuations and strong NNIA generation, partially offset by the sale of a trust business. NNIA increased to $19 billion in the current quarter and over $52 billion during the last 12 months, representing 9% organic growth.
Average deposits were unchanged, as outflows, including a shift in deposits to higher-yielding investments on Citi’s platform, were offset by net new deposits and transfers of certain relationships and the associated deposits to Wealth from USPB (including $4 billion of transfers during the third quarter of 2025). Average loans were also unchanged, as growth in securities-based lending volumes was offset by transfers of certain relationships and associated mortgage loans to USPB from Wealth and reductions across other lending portfolios.
Private Bank revenues increased 7%, driven by higher deposit spreads and higher investment fee revenues, partially offset by lower mortgage spreads.
Citigold revenues increased 14%, primarily driven by higher deposit spreads and higher investment fee revenues.
Wealth at Work revenues decreased 12%, driven by lower mortgage spreads, which the business expects to continue. The decline in revenues was partially offset by higher deposit spreads and higher investment fee revenues.
Expenses increased 4%, driven by higher investments in technology and higher volume-related transactional and product servicing expenses, partially offset by continued productivity savings.
Provisions were $30 million in the current period, reflecting net credit losses of $56 million, and a net ACL release of $26 million. Net credit losses included write-downs of mortgage loans to their collateral value due to the impact of the California wildfires and the net ACL release was for the related reserves. Provisions were $33 million in the prior-year period, reflecting net credit losses of $27 million, and a net ACL build of $6 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Wealth’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

2025 YTD vs. 2024 YTD
Net income of $1.2 billion increased 72%, driven by higher revenues, partially offset by higher provisions and higher expenses.
Revenues increased 17%, driven by growth across all lines of business. Net interest income was up 19%, driven by higher deposit spreads, partially offset by lower mortgage spreads and lower average deposit volumes. Non-interest revenue increased 14%, driven by higher investment fee revenues and the gain on sale of an alternative investments fund platform.
Private Bank revenues increased 14%, driven by higher deposit spreads, the gain on sale of an alternative investments fund platform and higher investment fee revenues, partially offset by lower mortgage spreads.
Citigold revenues increased 19%, driven by higher deposit spreads, higher investment fee revenues and higher lending revenues, partially offset by lower average deposit balances.
Wealth at Work revenues increased 13%, driven by higher deposit spreads and higher investment fee revenues, largely offset by lower mortgage spreads.
Expenses increased 2%, driven by higher volume-related transactional and product servicing expenses, higher severance costs and higher investments in technology, largely offset by the benefits from prior repositioning actions.
Provisions were $102 million, reflecting net credit losses of $134 million, and a net ACL release of $32 million. Net credit losses included write-downs of mortgage loans to their collateral value due to the impact of the California wildfires. The net ACL release was driven by changes in portfolio composition, including credit quality. Provisions were a benefit of $146 million in the prior-year period, reflecting a net ACL release of $237 million, driven by changes in the margin lending portfolio and changes in the macroeconomic outlook, and net credit losses of $91 million.

U.S. PERSONAL BANKING

U.S. Personal Banking (USPB) includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary credit card portfolios (Value, Cash and Rewards), co-branded card portfolios (including Costco and American Airlines) and personal installment loans. Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears). Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers. Retail Banking branches are concentrated in six key metropolitan areas: New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C.

At September 30, 2025, USPB had the following:

•$222 billion in loans, including:
◦$168 billion in outstanding credit card balances
◦$49 billion in mortgages
◦$4 billion in personal installment loans
◦$1 billion in small business and personal loans
•$90 billion in deposits

For additional information on USPB’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024	% Change
Net interest income	$5,694	$5,293	8%	$16,706	$15,622	7%
Fee revenue
Interchange fees(1)(2)	2,488	2,388	4	7,311	7,108	3
Card rewards and partner payments	(3,031)	(2,839)	(7)	(8,860)	(8,266)	(7)
Other(2)	162	110	47	452	329	37
Total fee revenue	$(381)	$(341)	(12)%	$(1,097)	$(829)	(32)%
All other(3)	18	12	50	69	112	(38)
Total non-interest revenue	$(363)	$(329)	(10)%	$(1,028)	$(717)	(43)%
Total revenues, net of interest expense(1)	5,331	4,964	7	15,678	14,905	5
Total operating expenses(1)	$2,365	$2,376	—%	$7,188	$7,181	—%
Net credit losses on loans	1,776	1,864	(5)	5,648	5,659	—
Credit reserve build (release) for loans	64	41	56	(113)	760	NM
Provision for credit losses on unfunded lending commitments	—	—	—	1	—	NM
Provisions for benefits and claims (PBC), and other assets	2	4	(50)	2	9	(78)
Provisions for credit losses and PBC	$1,842	$1,909	(4)%	$5,538	$6,428	(14)%
Income from continuing operations before taxes	$1,124	$679	66%	$2,952	$1,296	128%
Income taxes	266	157	69	700	306	129
Income from continuing operations	$858	$522	64%	$2,252	$990	127%
Noncontrolling interests	—	—	—	—	—	—
Net income	$858	$522	64%	$2,252	$990	127%
Efficiency ratio	44%	48%		46%	48%
Balance Sheet data (in billions of dollars)
EOP assets	$252	$245	3%
Average assets	253	244	4	$249	$239	4%
EOP loans	222	213	4
EOP deposits	90	85	5
Revenue by line of business(1)(4)
Branded Cards	$2,970	$2,741	8%	$8,684	$7,929	10%
Retail Services	1,686	1,704	(1)	5,010	5,329	(6)
Retail Banking	675	519	30	1,984	1,647	20
Total	$5,331	$4,964	7%	$15,678	$14,905	5%

Key drivers(5) (in billions of dollars, except as otherwise noted)
Average loans	$220	$210	5%	$218	$207	5%
ACLL as a percentage of EOP loans(6)	6.33%	6.52%
NCLs as a percentage of average loans	3.20%	3.53%		3.47%	3.65%
Average deposits	90	85	6	90	93	(3)
Branded Cards
Credit card spend volume	$136	$129	5%	$397	$381	4%
Average loans	120	115	5	118	113	5
NCLs as a percentage of average loans	3.54%	3.63%		3.77%	3.74%
New credit cards account acquisitions(7) (in thousands of accounts)	1,343	1,224	10	3,837	3,538	8
Retail Services
Credit card spend volume	$22	$22	(1)%	$63	$65	(3)%
Average loans	50	51	(2)	51	51	(1)
NCLs as a percentage of average loans	5.28%	6.14%		5.86%	6.30%
New credit cards account acquisitions(7) (in thousands of accounts)	1,868	1,799	4	5,469	5,491	—
Retail Banking
Branches (actual)	653	641	2%
Average mortgage loans	$49	$43	14	$48	$42	14%
NCLs as a percentage of average loans	0.28%	0.24%		0.27%	0.25%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    Primarily related to credit cards and retail banking related fees.
(3)    Primarily related to foreign exchange revenues in Retail Banking and revenue incentives from card networks in Branded Cards.
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
NM Not meaningful

3Q25 vs. 3Q24
Net income of $858 million increased 64%, driven by higher revenues and lower provisions.
Revenues increased 7%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 8%, driven by higher loan spreads and higher interest-earning balances in Branded Cards, as well as higher deposit spreads and balances in Retail Banking. Non-interest revenue decreased 10%, driven by higher rewards costs, primarily offset by higher gross interchange and credit card fees in Branded Cards and higher deposit servicing fees in Retail Banking.
Branded Cards revenues increased 8%, driven by higher loan spreads, higher interest-earning balances, which were up 5%, and higher gross interchange fees, partially offset by higher rewards costs. Branded Cards average loans increased 5%, driven by higher card spend volume, which was up 5%.
Retail Services revenues decreased 1%, driven by higher partner payment accruals and lower net interest income due to lower interest-earning balances. Retail Services average loans decreased 2%, driven by lower card spend volume, which was down 1%.
Retail Banking revenues increased 30%, primarily driven by the impact of higher deposit spreads, higher deposit balances and higher deposit servicing fees. Average deposits increased 6%, as net new deposits were partially offset by client transfers to Wealth (including $4 billion of transfers during the third quarter of 2025).
Expenses were unchanged from the prior-year period, as lower advertising and marketing expenses and lower compensation and benefits expenses were offset by higher volume-related transactional and product servicing expenses.
Provisions were $1.8 billion in the current period, reflecting net credit losses of $1.8 billion, and a net ACL build of $66 million. Net credit losses were down 5%, driven by improved credit performance in Retail Services. The net ACL build was driven by changes in portfolio composition and higher volume, largely offset by changes in the macroeconomic outlook. Provisions were $1.9 billion in the prior-year period, reflecting net credit losses of $1.9 billion, and a net ACL build of $45 million. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to USPB’s future results, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors—Strategic Risks” in Citi’s 2024 Form 10-K.

2025 YTD vs. 2024 YTD
Net income of $2.3 billion increased 127%, driven by lower provisions and higher revenues.
Revenues increased 5%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 7%, driven by higher loan spreads, higher interest-earning balances in Branded Cards and higher deposit spreads in Retail Banking. Non-interest revenue decreased 43%, driven by higher rewards costs in Branded Cards and higher partner payment accruals in Retail Services, partially offset by higher gross interchange fees in Branded Cards.
Branded Cards revenues increased 10%, driven by higher loan spreads and higher interest-earning balances, which were up 7%, and higher gross interchange fees, partially offset by higher rewards costs. Branded Cards average loans increased 5%, driven by higher card spend volume, which was up 4%.
Retail Services revenues decreased 6%, driven by higher partner payment accruals due to lower net credit losses and lower interest income due to lower average loan volume. Retail Services average loans decreased 1%, driven by lower card spend volume, which was down 3%.
Retail Banking revenues increased 20%, primarily driven by the impact of higher deposit spreads. Average deposits decreased 3%, as net new deposits were more than offset by client transfers to Wealth.
Expenses were unchanged, as higher legal and fraud-related expenses and advertising and marketing were offset by continued productivity savings, primarily lower compensation and benefits.
Provisions were $5.5 billion, reflecting net credit losses of $5.6 billion, and a net ACL release of $110 million. Net credit losses were largely unchanged, as the decrease of 8% in Retail Services from improved credit performance was offset by an increase of 5% in Branded Cards due to loan growth. The net ACL release was driven by a reduction in cards loan volume and changes in portfolio composition, primarily offset by changes in the macroeconomic outlook. Provisions were $6.4 billion in the prior-year period, reflecting net credit losses of $5.7 billion, and a net ACL build of $769 million, driven by changes in portfolio composition, including credit quality, partially offset by changes in the macroeconomic outlook.

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are reflected on each relevant line item in Citi’s Consolidated Statement of Income.
All Other (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to (i) Citi’s divestitures of its Asia
Consumer businesses and (ii) the planned divestiture of Grupo Financiero Banamex, S.A. de C.V., reported within All Other (U.S. GAAP). Legacy Franchises (managed basis) results also exclude these divestiture-related impacts. Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	Third Quarter
	2025			2024
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)
Net interest income	$1,278	$—	$1,278	$1,469	$—	$1,469
Non-interest revenue	259	2	257	352	1	351
Total revenues, net of interest expense(1)	$1,537	$2	$1,535	$1,821	$1	$1,820
Total operating expenses(1)	$2,934	$766	$2,168	$2,144	$67	$2,077
Net credit losses on loans	294	(3)	297	207	(1)	208
Credit reserve build (release) for loans	16	—	16	55	—	55
Provision for credit losses on unfunded lending commitments	(6)	—	(6)	(7)	—	(7)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	24	—	24	33	—	33
Provisions (benefits) for credit losses and PBC	$328	$(3)	$331	$288	$(1)	$289
Income (loss) from continuing operations before taxes	$(1,725)	$(761)	$(964)	$(611)	$(65)	$(546)
Income taxes (benefits)	(247)	16	(263)	(72)	(20)	(52)
Income (loss) from continuing operations	$(1,478)	$(777)	$(701)	$(539)	$(45)	$(494)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests	3	—	3	(12)	—	(12)
Net income (loss)	$(1,482)	$(777)	$(705)	$(528)	$(45)	$(483)

	Nine Months
	2025			2024
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(5)	All Other (managed basis)
Net interest income	$3,837	$—	$3,837	$4,717	$—	$4,717
Non-interest revenue	666	(175)	841	1,473	22	1,451
Total revenues, net of interest expense(1)	$4,503	$(175)	$4,678	$6,190	$22	$6,168
Total operating expenses(1)	$7,505	$837	$6,668	$7,130	$262	$6,868
Net credit losses on loans	811	2	809	678	7	671
Credit reserve build (release) for loans	148	(11)	159	(39)	—	(39)
Provision for credit losses on unfunded lending commitments	(13)	—	(13)	(15)	—	(15)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	109	—	109	101	—	101
Provisions (benefits) for credit losses and PBC	$1,055	$(9)	$1,064	$725	$7	$718
Income (loss) from continuing operations before taxes	$(4,057)	$(1,003)	$(3,054)	$(1,665)	$(247)	$(1,418)
Income taxes (benefits)	(943)	(31)	(912)	(105)	(76)	(29)
Income (loss) from continuing operations	$(3,114)	$(972)	$(2,142)	$(1,560)	$(171)	$(1,389)
Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	(2)	—	(2)
Noncontrolling interests	(2)	—	(2)	(29)	—	(29)
Net income (loss)	$(3,114)	$(972)	$(2,142)	$(1,533)	$(171)	$(1,362)

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The three months ended September 30, 2025 includes approximately $766 million in operating expenses (approximately $744 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and separation costs in Mexico.
(3)    The three months ended September 30, 2024 includes approximately $67 million in operating expenses (approximately $46 million after-tax), primarily driven by separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(4)    The nine months ended September 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), driven by the announced sale of the Poland consumer banking business; and (ii) approximately $837 million in operating expenses (approximately $793 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and separation costs in Mexico and severance costs in the Asia exit markets (approximately $89 million (approximately $62 million after-tax)).
(5)    The nine months ended September 30, 2024 includes approximately $262 million in operating expenses (approximately $181 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.

ALL OTHER—Managed Basis

At September 30, 2025, All Other (managed basis) had $208 billion in assets, primarily related to (i) Mexico Consumer/SBMM and Asia Consumer reported within Legacy Franchises (managed basis) and (ii) Corporate Treasury investment securities and Citi’s deferred tax assets (DTAs) reported within Corporate/Other.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) includes the following:

•Mexico Consumer/SBMM
•Asia Consumer, largely representing the consumer banking operations of the remaining three exit countries (Korea, Poland and Russia)
•Legacy Holdings Assets, consisting of approximately $1.7 billion of legacy consumer mortgage loans in North America, as well as other legacy assets

Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.
The results of operations, as well as certain disclosed balance sheet information, for Mexico Consumer/SBMM are presented in a managerial view within this Form 10-Q, and include certain intercompany allocations, managerial charges and offshore expenses that reflect the Mexico Consumer/SBMM operations as a component of Citi’s consolidated operations. The Mexico Consumer/SBMM results are therefore not intended to reflect, and may differ significantly from, Banamex’s results and operations as a standalone legal entity.
Citi has continued to make substantial progress on its remaining divestitures, including a significant step toward the divestiture of Banamex. As previously disclosed, on September 24, 2025, Citi announced its entry into an agreement to sell 25% of Banamex’s outstanding common shares to a company wholly owned by Fernando Chico Pardo and members of his immediate family. This transaction is subject to customary closing conditions, including regulatory approvals in Mexico. For additional information about this transaction, see Citi’s Form 8-K filed with the SEC on September 24, 2025.
Citi’s third-quarter results included a notable item consisting of a non-cash goodwill impairment of $726 million ($714 million after-tax), recorded in Other operating expenses, in connection with the agreed-upon bid with the buyer. The goodwill impairment was regulatory capital neutral to Citi. In addition, the goodwill impairment was a divestiture-related impact and therefore was not recorded in All Other (managed basis) or discussed in the results of operations of All Other (managed basis) below.
At closing of the 25% share sale transaction, and prior to deconsolidation, there will be a temporary benefit to Citi’s stockholders’ equity due to the reclassification of the negative CTA associated with Banamex from Accumulated other comprehensive income (AOCI) (within stockholders’ equity) to Noncontrolling interests, which is expected to be partially offset by the net loss on sale recorded primarily in additional paid-in capital. The net loss reflected within stockholders’ equity, primarily recorded in additional paid-in capital, reflects the difference between the sale consideration received and 25% of the Banamex book value.
Additionally, Citi’s AOCI includes CTA losses, net of hedges and taxes, amounting to approximately $(9) billion, attributable to Banamex and its consolidated subsidiaries as of September 30, 2025 (for additional information, see Note 19). Citi will deconsolidate Banamex if it owns less than 50% of Banamex’s voting stock ownership and Citi does not have substantive participating rights in Banamex.
During the quarter in which a deconsolidation of Banamex occurs, Citi’s CTA loss attributable to Banamex and its consolidated subsidiaries will be recognized in its income statement, impacting EPS and RoTCE, and reversing the temporary capital benefit from prior sales. The cumulative impact of the CTA loss will be regulatory capital neutral to Citi. The $(9) billion in CTA losses is subject to change prior to deconsolidation, including as a result of FX movements.
Since announcing its intention to exit consumer banking across 14 markets in Asia, Europe, the Middle East and Mexico as part of its strategic refresh, Citi has:

•closed sales in nine of those markets;
•completed the separation of Mexico Consumer/SBMM from its Services, Markets, Banking and Wealth businesses in Mexico;
•announced its entry into an agreement to sell 25% of Banamex’s outstanding common shares;
•announced the sale of the Poland consumer banking business, which is expected to close by mid-2026, subject to regulatory approvals and other customary closing conditions;
•continued to make progress on its wind-downs in Korea and Russia (Citi completed the wind-down of its consumer loan portfolio in Russia during the second quarter of 2025); and
•substantially completed the wind-down of Citi’s consumer business in China.

See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs. For additional information about Citi’s continued efforts to reduce its operations and exposures in Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Risk Factors—Other Risks” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.

At September 30, 2025, on a combined basis, Legacy Franchises (managed basis) had the following:

•1,285 retail branches
•$42 billion in deposits
•$17 billion in retail banking loans
•$9 billion in outstanding credit card balances
•$7 billion in outstanding corporate loans, reported within Mexico SBMM

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

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2025	2024	% Change	2025	2024
Net interest income	$1,278	$1,469	(13)%	$3,837	$4,717	(19)%
Non-interest revenue	257	351	(27)	841	1,451	(42)
Total revenues, net of interest expense(1)	$1,535	$1,820	(16)%	$4,678	$6,168	(24)%
Total operating expenses(1)	$2,168	$2,077	4%	$6,668	$6,868	(3)%
Net credit losses on loans	297	208	43	809	671	21
Credit reserve build (release) for loans	16	55	(71)	159	(39)	NM
Provision (release) for credit losses on unfunded lending commitments	(6)	(7)	14	(13)	(15)	13
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	24	33	(27)	109	101	8
Provisions for credit losses and PBC	$331	$289	15%	$1,064	$718	48%
Income (loss) from continuing operations before taxes	$(964)	$(546)	(77)%	$(3,054)	$(1,418)	(115)%
Income taxes (benefits)	(263)	(52)	(406)	(912)	(29)	NM
Income (loss) from continuing operations	$(701)	$(494)	(42)%	$(2,142)	$(1,389)	(54)%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—	(2)	(2)	—
Noncontrolling interests	3	(12)	125	(2)	(29)	93
Net income (loss)	$(705)	$(483)	(46)%	$(2,142)	$(1,362)	(57)%
Balance Sheet data (in billions of dollars)
EOP assets	$208	$195	7%
Average assets	207	194	7	$207	$195	6%
Revenue by line of business(1)
Mexico Consumer/SBMM	$1,722	$1,523	13%	$4,725	$4,719	—%
Asia Consumer	149	191	(22)	439	662	(34)
Legacy Holdings Assets	—	20	(100)	19	(109)	NM
Corporate/Other	(336)	86	(491)	(505)	896	NM
Total	$1,535	$1,820	(16)%	$4,678	$6,168	(24)%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$28.5	$23.5	21%
EOP deposits	40.6	34.6	17
Average loans	27.2	23.9	14	$25.5	$24.7	3%
NCLs as a percentage of average loans (Mexico Consumer only)	5.46%	4.36%		5.42%	4.44%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.60	1.37
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.58	1.47
Asia Consumer—key indicators(2) (in billions of dollars)
EOP loans	$2.7	$5.5	(51)%
EOP deposits	1.3	8.4	(85)
Average loans	2.8	5.6	(50)	$3.8	$6.2	(39)%
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$1.8	$2.5	(28)%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under held-for-sale (HFS) accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

3Q25 vs. 3Q24
Net loss was $705 million, compared to a net loss of $483 million in the prior-year period, driven by lower revenues, higher expenses and higher provisions, largely offset by higher income tax benefits, partially due to the geographic mix of earnings.
All Other (managed basis) revenues decreased 16%, driven by lower revenues in Corporate/Other, partially offset by an increase in Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues increased 8%, driven by higher revenues in Mexico Consumer/SBMM, partially offset by lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM revenues increased 13%, driven by higher lending volumes in retail banking and cards, higher deposit volumes, higher fee revenues and the impact of Mexican peso appreciation.
Asia Consumer (managed basis) revenues decreased 22%, driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased to $0 million from $20 million, largely driven by the wind-down of the retail banking business in the U.K.
Corporate/Other revenues decreased to $(336) million, compared to $86 million in the prior-year period, driven by lower net interest income and lower non-interest revenue. The lower net interest income was driven by actions taken over the past few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment. The lower non-interest revenue was partially driven by the impact of mark-downs on certain investments and positions.
Expenses (managed basis) increased 4%, driven by higher investments in Citi’s transformation and technology, higher severance costs and the impact of the Mexican peso appreciation, largely offset by a reduction from the closed exits and wind-downs and lower litigation expenses.
Provisions (managed basis) were $331 million in the current period, reflecting net credit losses of $297 million, and a net ACL build of $34 million. Net credit losses were up 43%, driven by higher consumer lending volume and portfolio seasoning in Mexico Consumer/SBMM. The net ACL build was driven by changes in portfolio composition and higher consumer lending volume in Mexico Consumer/SBMM, largely offset by changes in the macroeconomic outlook. Provisions were $289 million in the prior-year period, reflecting net credit losses of $208 million, and a net ACL build of $81 million, largely driven by changes in portfolio composition and higher consumer lending volume in Mexico Consumer/SBMM. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on the consumer portion of All Other—Legacy Franchises, including the Mexico Consumer loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to All Other’s (managed basis) future results, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2024 Form 10-K.
2025 YTD vs. 2024 YTD
Net loss was $2.1 billion, compared to a net loss of $1.4 billion in the prior-year period, driven by lower revenues and higher provisions, largely offset by higher income tax benefits, partially driven by the resolution of a tax audit in the current year, and lower expenses.
All Other (managed basis) revenues decreased 24%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis).
Legacy Franchises (managed basis) revenues decreased 2%, driven by lower revenues in Asia Consumer (managed basis), largely offset by higher revenues in Legacy Holdings Assets.
Mexico Consumer/SBMM revenues were largely unchanged, as higher revenue driven by lending volumes in retail banking and cards, higher deposit volumes and higher fee revenues were offset by the Mexico peso depreciation and an episodic item in the second quarter of 2025.
Asia Consumer (managed basis) revenues decreased 34%, driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues increased to $19 million, compared to $(109) million in the prior-year period, reflecting higher funding costs in the prior-year period.
Corporate/Other revenues were $(505) million, compared to $896 million in the prior-year period, driven by lower net interest income and lower non-interest revenue. The lower net interest income was due to a lower benefit from cash and securities reinvestment, driven by actions taken over the last few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment. The lower non-interest revenue was primarily driven by gains in the prior-year period on the sale of certain investments and other assets, and the impact of mark-downs on certain investments and positions.
Expenses (managed basis) decreased 3%, driven by a reduction from the closed exits and wind-downs, lower deposit insurance costs (see Note 18 to the Consolidated Financial Statements in Citi’s 2024 10-K), a restructuring charge in the prior-year period (see Note 9), the impact of Mexican peso depreciation and civil money penalties in the prior-year period. This decline was primarily offset by higher investments in Citi’s transformation and technology and higher severance costs.
Provisions (managed basis) were $1.1 billion, reflecting net credit losses of $809 million, and a net ACL build of $255 million. Net credit losses increased 21%, driven by higher consumer lending volume and portfolio seasoning in Mexico Consumer/SBMM. The net ACL build was primarily driven by higher consumer lending volume, changes in portfolio composition, transfer risk associated with Russia and changes in the macroeconomic outlook. Provisions were $718 million in the prior-year period, reflecting net credit losses of $671 million, and a net ACL build of $47 million.

CAPITAL RESOURCES

For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2024 Form 10-K.
During the third quarter of 2025, Citi returned a total of $6.1 billion of capital to common shareholders in the form of $5.0 billion of share repurchases (approximately 52 million common shares) under Citi’s multiyear $20 billion common stock repurchase program (of which there was $11.3 billion remaining at September 30, 2025) and $1.1 billion in dividends. Year-to-date, Citi returned approximately $12.0 billion to common shareholders, including $8.75 billion in the form of share repurchases. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Citi paid common dividends of $0.60 per share for the third quarter of 2025, and on October 13, 2025, declared common dividends of $0.60 per share for the fourth quarter of 2025. Citi plans to maintain a quarterly common dividend of $0.60 per share, subject to financial and macroeconomic conditions as well as its Board of Directors’ approval.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 13.3% as of September 30, 2025, compared to 13.5% as of June 30, 2025 and 13.6% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 12.1% as of such dates under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.7% as of September 30, 2025, compared to 11.9% as of June 30, 2025 and 12.1% as of December 31, 2024, relative to a required regulatory CET1 Capital ratio of 10.5% as of such dates under the Advanced Approaches framework.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches framework from June 30, 2025, driven primarily by common share repurchases, the payment of common and preferred dividends and increases in Standardized Approach RWA and Advanced Approaches RWA, partially offset by net income, lower deferred tax assets and net beneficial movements in AOCI.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches from year-end 2024, primarily driven by common share repurchases, the payment of common and preferred dividends and increases in Standardized Approach RWA and Advanced Approaches RWA, partially offset by year-to-date net income and net beneficial movements in AOCI.

Stress Capital Buffer
In August 2025, the FRB confirmed Citi’s Stress Capital Buffer (SCB) requirement of 3.6%, down from the previous 4.1%. Accordingly, based on the current SCB standard, Citi’s required regulatory CET1 Capital ratio effective October 1, 2025 decreased to 11.6% from 12.1% under the Standardized Approach, incorporating the 3.6% SCB and Citi’s current GSIB (Global Systemically Important Bank) surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.5%. The SCB applies to Citigroup only; the regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
For information on proposed changes to the SCB, see “Capital Resources—Regulatory Capital Standards and Developments” below.

Citigroup’s Capital Resources
The following table presents Citi’s required risk-based capital ratios as of September 30, 2025, June 30, 2025 and December 31, 2024:

	Advanced Approaches(1)			Standardized Approach(2)
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2025	June 30, 2025	December 31, 2024
CET1 Capital ratio	10.5%	10.5%	10.5%	12.1%	12.1%	12.1%
Tier 1 Capital ratio	12.0	12.0	12.0	13.6	13..6	13.6
Total Capital ratio	14.0	14.0	14.0	15.6	15.6	15.6

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

The following tables present Citi’s capital components and ratios as of September 30, 2025, June 30, 2025 and December 31, 2024:

	Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2025	June 30, 2025	December 31, 2024
CET1 Capital(1)	$158,480	$158,943	$155,363	$158,480	$158,943	$155,363
Tier 1 Capital(1)	178,793	176,619	174,527	178,793	176,619	174,527
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	206,617	204,181	197,371	215,365	212,915	205,827
Total Risk-Weighted Assets	1,349,747	1,335,913	1,280,190	1,194,274	1,178,756	1,139,988
Credit Risk(1)	$970,480	$958,329	$901,345	$1,129,568	$1,116,409	$1,073,354
Market Risk	63,966	61,492	66,221	64,706	62,347	66,634
Operational Risk	315,301	316,092	312,624	—	—	—
CET1 Capital ratio(2)	11.74%	11.90%	12.14%	13.27%	13.48%	13.63%
Tier 1 Capital ratio(2)	13.25	13.22	13.63	14.97	14.98	15.31
Total Capital ratio(2)	15.31	15.28	15.42	18.03	18.06	18.06

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2025	June 30, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(1)(3)		$2,651,329	$2,608,993	$2,433,364
Total Leverage Exposure(1)(4)		3,236,413	3,195,323	2,985,418
Leverage ratio	4.0%	6.74%	6.77%	7.17%
Supplementary Leverage ratio	5.0	5.52	5.53	5.85

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
(4)Supplementary Leverage ratio denominator. Represents quarterly average on-balance sheet assets and certain off-balance sheet exposures calculated in accordance with the U.S. Basel III rules less amounts deducted from Tier 1 Capital.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citigroup was “well capitalized” under current federal bank regulatory agencies definitions as of September 30, 2025.

Components of Citigroup Capital

In millions of dollars	September 30, 2025	December 31, 2024
CET1 Capital
Citigroup common stockholders’ equity(1)	$194,038	$190,815
Add: Qualifying noncontrolling interests	217	186
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	—	757
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(116)	(220)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,443)	(910)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	17,876	17,994
Identifiable intangible assets other than MSRs, net of related DTLs	3,169	3,357
Less: Defined benefit pension plan net assets and other	1,725	1,504
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	10,807	11,628
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	3,757	3,042
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$158,480	$155,363
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,985	$17,783
Qualifying trust preferred securities(6)	1,431	1,422
Qualifying noncontrolling interests	34	30
Regulatory capital deductions:
Less: Other	137	71
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,313	$19,164
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$178,793	$174,527
Tier 2 Capital
Qualifying subordinated debt	$22,519	$18,185
Qualifying noncontrolling interests	40	38
Eligible allowance for credit losses(2)(7)	14,295	13,560
Regulatory capital deduction:
Less: Other	282	483
Total Tier 2 Capital (Standardized Approach)	$36,572	$31,300
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$215,365	$205,827
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(8,748)	$(8,456)
Total Tier 2 Capital (Advanced Approaches)	$27,824	$22,844
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$206,617	$197,371

(1)Issuance costs of $65 million and $67 million related to outstanding noncumulative perpetual preferred stock at September 30, 2025 and December 31, 2024, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the CECL methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi’s $29.6 billion of net DTAs at September 30, 2025, $10.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.8 billion of DTAs arising from temporary differences that exceeded the 10% limitation, were excluded from Citi’s CET1 Capital as of September 30, 2025. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2025 and December 31, 2024, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.5 billion and $5.1 billion at September 30, 2025 and December 31, 2024, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
CET1 Capital, beginning of period	$158,943	$155,363
Net income (loss)	3,752	11,835
Common and preferred dividends declared	(1,392)	(4,083)
Treasury stock	(5,046)	(8,091)
Common stock and additional paid-in capital	177	(109)
CTA net of hedges, net of tax	134	2,950
Unrealized gains (losses) on debt securities AFS, net of tax	450	1,243
Defined benefit plans liability adjustment, net of tax	27	(36)
Adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax(1)	14	(51)
Other Accumulated other comprehensive income (loss) (AOCI)	1	6
Goodwill, net of related DTLs	648	118
Identifiable intangible assets other than MSRs, net of related DTLs	67	188
Defined benefit pension plan net assets	(24)	(75)
DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	356	821
Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	447	(715)
CECL transition provision	—	(757)
Other	(74)	(127)
Net change in CET1 Capital	$(463)	$3,117
CET1 Capital, end of period (Standardized Approach and Advanced Approaches)	$158,480	$158,480
Additional Tier 1 Capital, beginning of period	$17,676	$19,164
Qualifying perpetual preferred stock	2,694	1,202
Qualifying trust preferred securities	3	9
Other	(60)	(62)
Net change in Additional Tier 1 Capital	$2,637	$1,149
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$178,793	$178,793
Tier 2 Capital, beginning of period (Standardized Approach)	$36,296	$31,300
Qualifying subordinated debt	(112)	4,334
Eligible allowance for credit losses	157	735
Other	231	203
Net change in Tier 2 Capital (Standardized Approach)	$276	$5,272
Tier 2 Capital, end of period (Standardized Approach)	$36,572	$36,572
Total Capital, end of period (Standardized Approach)	$215,365	$215,365
Tier 2 Capital, beginning of period (Advanced Approaches)	$27,562	$22,844
Qualifying subordinated debt	(112)	4,334
Excess of eligible credit reserves over expected credit losses	143	443
Other	231	203
Net change in Tier 2 Capital (Advanced Approaches)	$262	$4,980
Tier 2 Capital, end of period (Advanced Approaches)	$27,824	$27,824
Total Capital, end of period (Advanced Approaches)	$206,617	$206,617

(1)    Includes the changes in Citigroup (own credit) credit valuation adjustments (CVA) attributable to own creditworthiness, net of tax.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total Risk-Weighted Assets, beginning of period	$1,178,756	$1,139,988
General credit risk exposures(1)	7,561	12,188
Derivatives(2)	4,780	10,779
Securities financing transactions(3)	445	17,141
Securitization exposures	(624)	1,252
Equity exposures	(304)	1,471
Other exposures(4)	1,301	13,383
Net change in Credit Risk-Weighted Assets	$13,159	$56,214
Net change in Market Risk-Weighted Assets(5)	$2,359	$(1,928)
Total Risk-Weighted Assets, end of period	$1,194,274	$1,194,274

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and nine months ended September 30, 2025, primarily due to increased lending exposures, partially offset by the recategorization of certain exposures to other assets in March 2025.
(2)Derivatives increased during the three and nine months ended September 30, 2025, driven by increased exposures mainly from equity derivatives and foreign exchange.
(3)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed and eligible margin loans. Securities financing transactions increased during the nine months ended September 30, 2025, primarily driven by increased exposures.
(4)Other exposures increased during the nine months ended September 30, 2025, mainly due to the recategorization of certain exposures previously classified as general credit risk exposures to other assets in March 2025, accompanied by broad-based exposure increases.
(5)Market risk increased during the three months ended September 30, 2025, primarily due to Value at Risk (VaR) and Stressed VaR driven by increased exposures.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total Risk-Weighted Assets, beginning of period	$1,335,913	$1,280,190
General credit risk exposures(1)	24,936	48,158
Derivatives(2)	(14,772)	(3,126)
Securities financing transactions(3)	660	5,674
Securitization exposures	(258)	960
Equity exposures	(277)	1,322
Other exposures(4)	1,863	16,148
Net change in Credit Risk-Weighted Assets	$12,152	$69,136
Net change in Market Risk-Weighted Assets(5)	$2,473	$(2,255)
Net change in Operational Risk-Weighted Assets(6)	$(791)	$2,676
Total Risk-Weighted Assets, end of period	$1,349,747	$1,349,747

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and nine months ended September 30, 2025, primarily due to increased exposures in lending and investment securities as well as risk parameter updates, partially offset by the recategorization of certain exposures to other assets in March 2025.
(2)Derivatives decreased during the three months ended September 30, 2025, mainly due to a credit valuation adjustment (CVA) data update. Derivatives decreased during the nine months ended September 30, 2025, mainly due to a CVA data update, partially offset by an increase driven by portfolio changes.
(3)Securities financing transactions include repurchase and reverse repurchase agreements, securities loaned and borrowed and eligible margin loans. Securities financing transactions increased during the nine months ended September 30, 2025, primarily driven by increased exposures.
(4)Other exposures increased during the nine months ended September 30, 2025, mainly due to the recategorization of certain exposures previously classified as general credit risk exposures to other assets in March 2025, accompanied by broad-based exposure increases.
(5)Market risk increased during the three months ended September 30, 2025, primarily due to Value at Risk (VaR) and Stressed VaR driven by increased exposures. Market risk decreased during the nine months ended September 30, 2025, mainly driven by model improvements.
(6)Operational risk increased during the nine months ended September 30, 2025, mainly due to model severity parameter updates.

Supplementary Leverage Ratio
The following table presents Citi’s Supplementary Leverage ratio and related components as of September 30, 2025, June 30, 2025 and December 31, 2024:

In millions of dollars, except ratios	September 30, 2025	June 30, 2025	December 31, 2024
Tier 1 Capital(1)	$178,793	$176,619	$174,527
Total Leverage Exposure
On-balance sheet assets(2)	$2,691,377	$2,672,411	$2,494,016
Certain off-balance sheet exposures(3)
Potential future exposure on derivative contracts	161,233	150,382	136,931
Effective notional of sold credit derivatives, net(4)	40,851	43,094	36,507
Counterparty credit risk for repo-style transactions(5)	28,585	26,302	23,391
Other off-balance sheet exposures	351,838	366,247	332,169
Total of certain off-balance sheet exposures	$582,507	$586,025	$528,998
Less: Tier 1 Capital deductions	37,471	38,812	37,596
Total Leverage Exposure	$3,236,413	$3,219,624	$2,985,418
Supplementary Leverage ratio	5.52%	5.49%	5.85%

(1)Commencing January 1, 2025, the capital effects resulting from adoption of the CECL methodology have been fully reflected in Citi’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
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

As presented in the table above, Citigroup’s Supplementary Leverage ratio was 5.5% at September 30, 2025 and June 30, 2025, compared to 5.8% at December 31, 2024. The decrease from year-end 2024 was primarily driven by an increase in Total Leverage Exposure, common share repurchases and the payment of common and preferred dividends, partially offset by year-to-date net income and net beneficial movements in AOCI.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.

The following tables present the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of September 30, 2025, June 30, 2025 and December 31, 2024:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Required Capital Ratios(1)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2025	June 30, 2025	December 31, 2024
CET1 Capital(2)		$158,744	$157,575	$153,483	$158,744	$157,575	$153,483
Tier 1 Capital(2)		160,878	159,707	155,613	160,878	159,707	155,613
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		171,042	169,842	165,581	178,518	177,374	173,060
Total Risk-Weighted Assets		1,133,477	1,145,351	1,109,387	1,010,248	1,021,796	998,817
Credit Risk(2)		$837,242	$841,708	$811,464	$966,268	$968,635	$953,377
Market Risk		43,162	53,100	45,383	43,980	53,161	45,440
Operational Risk		253,073	250,543	252,540	—	—	—
CET1 Capital ratio(4)(5)	7.0%	14.01%	13.76%	13.83%	15.71%	15.42%	15.37%
Tier 1 Capital ratio(4)(5)	8.5	14.19	13.94	14.03	15.92	15.63	15.58
Total Capital ratio(4)(5)	10.5	15.09	14.83	14.93	17.67	17.36	17.33

In millions of dollars, except ratios	Required Capital Ratios	September 30, 2025	June 30, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(2)(6)		$1,833,284	$1,784,392	$1,726,312
Total Leverage Exposure(2)(7)		2,334,263	2,280,745	2,195,386
Leverage ratio(5)	5.0%	8.78%	8.95%	9.01%
Supplementary Leverage ratio(5)	6.0	6.89	7.00	7.09

(1)Citibank’s required risk-based capital ratios are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of CET1 Capital).
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the CECL methodology have been fully reflected in Citibank’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2024 Form 10-K.
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
(7)Supplementary Leverage ratio denominator. Represents quarterly average on-balance sheet assets and certain off-balance sheet exposures calculated in accordance with the U.S. Basel III rules less amounts deducted from Tier 1 Capital.

As presented in the table above, Citibank’s capital ratios at September 30, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of September 30, 2025.
Citibank’s Supplementary Leverage ratio was 6.9% at September 30, 2025, compared to 7.0% at June 30, 2025 and 7.1% at December 31, 2024. The decreases were primarily driven by increases in Total Leverage Exposure and the payment of dividends, partially offset by net income and net beneficial movements in AOCI.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the hypothetical sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in CET1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach RWA and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2025. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, RWA, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	CET1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in CET1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in RWA	Impact of $100 million change in Total Capital	Impact of $1 billion change in RWA
Citigroup
Advanced Approaches	0.7	0.9	0.7	1.0	0.7	1.1
Standardized Approach	0.8	1.1	0.8	1.3	0.8	1.5
Citibank
Advanced Approaches	0.9	1.2	0.9	1.3	0.9	1.3
Standardized Approach	1.0	1.6	1.0	1.6	1.0	1.8

	Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.5	0.5	0.4	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2025, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $19 billion, which exceeded the minimum requirement by $13 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $26 billion at September 30, 2025, which exceeded the PRA’s combined buffer and minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2025.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	September 30, 2025
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$345	$160
% of Advanced Approaches risk- weighted assets	25.6%	11.9%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$41	$32
% of Total Leverage Exposure	10.7%	4.9%
Regulatory requirement	9.5	4.5
Surplus amount	$38	$14

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of September 30, 2025, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $14 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2024 Form 10-K.

Regulatory Capital Standards and Developments

Stress Capital Buffer (SCB) Requirements
On April 17, 2025, the FRB issued a notice of proposed rulemaking intended to reduce the volatility of the SCB requirement by averaging the results of the annual supervisory stress test over two years. The proposal would also change the annual effective date of the SCB requirement from October 1 to January 1 in each year. This proposal remains outstanding and the timing is uncertain.

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
If adopted as proposed, both Citigroup and Citibank, N.A. would be required to maintain an eSLR buffer of 1%, based on Citi’s current GSIB method 1 surcharge of 2%, for a total SLR requirement of 4%. This compares to the current SLR requirement of 5% for Citigroup and 6% for Citibank, N.A. In addition, the proposal would lower Citi’s TLAC and LTD leverage-based requirements from the current 9.5% TLAC leverage-based requirement and 4.5% LTD leverage-based requirement to 8.5% and 3.5%, respectively.
For information on proposed changes to U.S. regulatory capital requirements, known as the Basel III Endgame, as well as to the GSIB surcharge and the TLAC rule, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2024 Form 10-K.

Stress Testing Framework
On October 24, 2025, the FRB issued a notice of proposed rulemaking intended to enhance the transparency and public accountability of the FRB’s stress testing framework, which informs institutions’ stress capital buffer requirements. The proposal includes a request for comment on the FRB’s stress test models and proposes to codify an enhanced annual disclosure process; comments are due by January 22, 2026. The FRB released a related proposal on October 24, 2025, seeking comments on the proposed stress test scenarios for the 2026 supervisory stress test, with comments due by December 1, 2025.

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

In millions of dollars or shares, except per share amounts	September 30, 2025	December 31, 2024
Total Citigroup stockholders’ equity	$213,023	$208,598
Less: Preferred stock	19,050	17,850
Common stockholders’ equity	$193,973	$190,748
Less:
Goodwill	19,126	19,300
Identifiable intangible assets (other than MSRs)	3,582	3,734
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	—	16
Tangible common equity (TCE)	$171,265	$167,698
Common shares outstanding (CSO)	1,789.3	1,877.1
Book value per share (common stockholders’ equity/CSO)	$108.41	$101.62
Tangible book value per share (TCE/CSO)	95.72	89.34

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Net income available to common shareholders	$3,478	$2,961	$11,005	$9,028
Average common stockholders’ equity	$195,471	$191,444	$194,296	$189,552
Less:
Average goodwill	19,550	19,669	19,814	19,491
Average intangible assets (other than MSRs)	3,611	3,478	3,659	3,580
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	8	8	12	4
Average TCE	$172,302	$168,289	$170,811	$166,477
Return on average common stockholders’ equity	7.1%	6.2%	7.6%	6.4%
RoTCE	8.0	7.0	8.6	7.2

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

Loans
The table below details the average loans, by segment and All Other, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	3Q25	2Q25	3Q24
Services	$94	$94	$87
Markets	147	136	119
Banking	81	84	88
Wealth	151	149	150
USPB
Branded Cards	$120	$118	$115
Retail Services	50	50	51
Retail Banking	50	49	44
Total USPB	$220	$217	$210
All Other	$32	$32	$33
Total Citigroup loans (AVG)	$725	$712	$687
Total Citigroup loans (EOP)	$734	$725	$689

Average loans increased 6% year-over-year and 2% sequentially. The year-over-year increase was driven by growth in Markets, USPB and Services, partially offset by declines in Banking and All Other.
As of the third quarter of 2025, average loans for:

•Services increased 8% year-over-year, driven by demand in TTS for working capital loans as well as export and agency finance.
•Markets increased 24% year-over-year, driven by asset-backed financing and commercial warehouse lending in Spread Products as well as higher client activity in Equity Derivatives.
•Banking decreased 8% year-over-year, as average balances declined amid lower aggregate demand.
•Wealth experienced growth in securities-based lending volumes, offset by transfers of certain relationships and associated mortgage loans to USPB from Wealth and reductions across other lending portfolios.
•USPB increased 5% year-over-year, driven by growth in Retail Banking, largely due to transfers of certain relationships and associated mortgage loans to USPB from Wealth, as well as growth in Branded Cards, driven by higher card spend volume.
•All Other decreased 3% year-over-year, driven by the continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS loans to Other assets), offset by growth in Mexico Consumer/SBMM lending volumes and the impact of the Mexican peso appreciation.

End-of-period loans increased 7% year-over-year and 1% sequentially (quarter-over-quarter). The year-over-year increase was driven by growth in Markets and Services, as well as growth in Branded Cards and Retail Banking in USPB, partially offset by a decline in Banking.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises (excluding loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	September 30, 2025				June 30, 2025				December 31, 2024
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$145	$132	$50	$327	$140	$134	$46	$320	$133	$122	$39	$294
Unfunded lending commitments (off-balance sheet)(2)	147	307	27	481	133	275	24	432	131	274	24	429
Total exposure	$292	$439	$77	$808	$273	$409	$70	$752	$264	$396	$63	$723

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	September 30, 2025	June 30, 2025	December 31, 2024
North America	57%	56%	56%
International	43	44	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	17%	17%	16%
LATAM	7	7	7
United Kingdom	6	6	6
Japan, Asia North and Australia (JANA)	6	6	6
Asia South	4	4	5
Middle East and Africa (MEA)	3	4	4

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographies and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty, and internal risk ratings are derived by leveraging validated statistical models and scorecards in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss given default of the facility, such as parental support or collateral. Internal ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2025	June 30, 2025	December 31, 2024
AAA/AA/A	48%	49%	49%
BBB	29	30	30
BB/B	21	19	19
CCC or below	2	2	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2025. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.

Obligor risk ratings may be downgraded, reflecting the increase in the probability of default. Downgrades of obligor risk ratings tend to result in a higher provision for credit losses. In addition, appetite per obligor is reduced consistent with the ratings, and downgrades may result in the purchase of additional credit derivatives or other risk/structural mitigants to hedge the incremental credit risk, or may result in Citi seeking to reduce exposure to an obligor or an industry sector. Citi will continue to review exposures to ensure that the appropriate probability of default is incorporated into all risk assessments.
See Note 14 for additional information on Citi’s corporate credit portfolio.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2025	June 30, 2025	December 31, 2024
Transportation and industrials	19%	20%	20%
Technology, media and telecom	15	12	12
Banks and finance companies(1)	13	13	12
Real estate	10	11	11
Commercial	8	8	8
Residential	2	3	3
Consumer retail	10	11	11
Power, chemicals, metals and mining	9	8	9
Energy and commodities	6	6	6
Healthcare	5	5	5
Public sector	4	4	4
Insurance	3	4	4
Asset managers and funds	3	3	3
Financial markets infrastructure	3	2	2
Other industries	—	1	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of September 30, 2025:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$154,601	$58,668	$95,933	$114,814	$33,668	$5,676	$443	$40	$8	$(8,106)
Industrials	73,675	23,450	50,225	50,774	19,254	3,389	258	34	1	(4,287)
Autos(6)	52,163	22,986	29,177	41,971	8,622	1,558	12	4	5	(2,658)
Transportation	28,763	12,232	16,531	22,069	5,792	729	173	2	2	(1,161)
Technology, media and telecom	118,779	33,060	85,719	73,686	40,679	4,026	388	28	2	(7,089)
Banks and finance companies	101,235	68,382	32,853	89,730	10,275	1,135	95	1	153	(605)
Real estate	84,054	60,364	23,690	69,874	9,895	3,313	972	268	11	(905)
Commercial	64,403	42,586	21,817	50,478	9,729	3,224	972	268	11	(905)
Residential	19,651	17,778	1,873	19,396	166	89	—	—	—	—
Consumer retail	84,032	35,950	48,082	58,382	21,423	3,982	245	58	62	(5,530)
Power, chemicals, metals and mining	69,957	19,090	50,867	48,844	16,274	4,644	195	82	(3)	(5,837)
Power	29,169	5,825	23,344	23,120	5,338	640	71	22	—	(2,820)
Chemicals	26,745	7,078	19,667	16,419	7,491	2,769	66	59	1	(2,118)
Metals and mining	14,043	6,187	7,856	9,305	3,445	1,235	58	1	(4)	(899)
Energy and commodities(7)	44,905	11,889	33,016	36,259	7,719	734	193	3	87	(3,247)
Healthcare	37,564	8,109	29,455	29,593	6,530	1,381	60	24	5	(3,368)
Public sector	30,839	16,172	14,667	27,521	2,753	554	11	15	2	(669)
Insurance	27,792	3,834	23,958	25,329	2,367	96	—	1	—	(4,030)
Asset managers and funds	25,808	9,002	16,806	21,277	4,385	146	—	8	—	(105)
Financial markets infrastructure	23,706	457	23,249	23,561	145	—	—	—	—	(14)
Securities firms	1,277	202	1,075	1,118	158	1	—	—	—	(18)
Other industries	4,001	2,229	1,772	2,793	1,100	88	20	25	(4)	(1)
Total	$808,550	$327,408	$481,142	$622,781	$157,371	$25,776	$2,622	$553	$323	$(39,524)

(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $7.9 billion and HFS of $3.0 billion as of September 30, 2025.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of September 30, 2025.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.5 billion of purchased credit protection, $36.8 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.7 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $20.8 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $19.5 billion ($11.0 billion of which was funded exposure with 100% rated investment grade) as of September 30, 2025.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of September 30, 2025, Citi’s total exposure to these energy-related entities was approximately $4.1 billion, of which approximately $1.4 billion consisted of direct outstanding funded loans.
(8)    Includes $0.7 billion and $0.1 billion of funded and unfunded exposure at September 30, 2025, respectively, primarily related to commercial credit card delinquency-managed loans.
Exposure to Commercial Real Estate
As of September 30, 2025 and December 31, 2024, Citi’s total credit exposure to commercial real estate (CRE) was $74 billion and $65 billion, including $6 billion of exposure related to office buildings in both periods. This total CRE exposure consisted of approximately $65 billion and $56 billion, respectively, related to corporate clients, included in the real estate category in the tables above and below. Total CRE exposure also includes approximately $9 billion in both periods, related to Wealth clients, not included in the tables above and below as they are not considered corporate exposures.
In addition, as of September 30, 2025, approximately 80% of Citi’s total CRE exposure was rated investment grade and more than 76% was to borrowers in the U.S. (compared to approximately 78% rated investment grade and more than 75% to borrowers in the U.S. as of December 31, 2024).
As of September 30, 2025, the percentage of the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.6%, and there were $891 million of non-accrual CRE loans. As of December 31, 2024, the percentage of the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.6%, and there were $574 million of non-accrual CRE loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2024:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1) (8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$144,381	$57,166	$87,215	$106,336	$32,849	$4,944	$252	$73	$19	$(7,643)
Autos(6)	50,266	23,427	26,839	40,758	8,591	909	8	3	4	(2,420)
Transportation	26,138	11,416	14,722	19,460	5,792	795	91	3	(7)	(1,165)
Industrials	67,977	22,323	45,654	46,118	18,466	3,240	153	67	22	(4,058)
Technology, media and telecom	88,797	29,534	59,263	68,615	16,776	3,217	189	68	55	(6,720)
Banks and finance companies	86,500	56,716	29,784	76,754	8,625	882	239	7	5	(560)
Consumer retail	80,871	32,212	48,659	57,425	19,579	3,676	191	30	43	(5,423)
Real estate	74,481	53,186	21,295	61,430	8,976	3,545	530	6	173	(813)
Commercial	55,810	36,200	19,610	42,960	8,782	3,545	523	6	156	(813)
Residential	18,671	16,986	1,685	18,470	194	—	7	—	17	—
Power, chemicals, metals and mining	66,669	18,504	48,165	49,383	12,653	4,416	217	35	75	(5,267)
Power	32,185	5,092	27,093	27,204	4,414	417	150	1	48	(2,406)
Chemicals	20,618	7,529	13,089	12,747	5,034	2,779	58	33	28	(2,064)
Metals and mining	13,866	5,883	7,983	9,432	3,205	1,220	9	1	(1)	(797)
Energy and commodities(7)	41,919	11,686	30,233	33,899	7,266	555	199	3	(5)	(3,153)
Healthcare	39,028	8,537	30,491	29,579	8,018	1,411	20	19	13	(3,267)
Insurance	28,317	2,115	26,202	26,734	1,560	17	6	2	—	(4,089)
Public sector	26,022	13,209	12,813	23,344	2,308	360	10	28	7	(678)
Asset managers and funds	19,648	5,258	14,390	17,679	1,788	181	—	—	(4)	(97)
Financial markets infrastructure	17,368	181	17,187	17,238	130	—	—	—	—	(29)
Securities firms	1,876	590	1,286	1,407	468	1	—	—	—	(20)
Other industries	7,213	4,733	2,480	4,979	2,099	114	21	42	16	(51)
Total	$723,090	$293,627	$429,463	$574,802	$123,095	$23,319	$1,874	$313	$397	$(37,810)

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
At September 30, 2025, June 30, 2025 and December 31, 2024, Banking had economic hedges on the corporate credit portfolio of $39.5 billion, $40.1 billion and $37.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market.
The following is the risk rating distribution of the underlying corporate credit portfolio exposures in Banking for which credit protection was purchased:

Rating of Hedged Exposure

	September 30, 2025	June 30, 2025	December 31, 2024
AAA/AA/A	47%	47%	44%
BBB	41	42	45
BB/B	11	10	10
CCC or below	1	1	1
Total	100%	100%	100%

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USPB and the consumer portion of All Other—Legacy Franchises.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	3Q24	4Q24	1Q25	2Q25	3Q25
Wealth(2)(3)
Mortgages(4)	$91.5	$89.0	$87.9	$88.6	$89.1
Margin lending	28.1	29.4	31.5	31.3	32.0
Personal, small business and other	26.4	24.1	23.1	25.9	25.5
Cards	5.0	5.0	4.8	4.9	4.8
Total	$151.0	$147.5	$147.3	$150.7	$151.4
USPB
Branded Cards(5)	$115.9	$121.1	$116.3	$120.2	$121.2
Credit cards	112.1	117.3	112.6	116.6	117.4
Personal installment loans(5)	3.8	3.8	3.7	3.6	3.8
Retail Services	51.6	53.8	50.2	50.7	50.1
Retail Banking(5)	45.6	46.8	48.2	49.3	50.3
Mortgages(4)	44.4	45.5	47.0	48.1	49.2
Personal, small business and other	1.2	1.3	1.2	1.2	1.1
Total	$213.1	$221.7	$214.7	$220.2	$221.6
All Other—Legacy Franchises
Mexico Consumer	$17.4	$17.2	$17.9	$20.0	$21.2
Asia Consumer(6)	5.5	4.7	4.5	3.0	2.7
Legacy Holdings Assets(7)	2.2	2.0	1.9	1.9	1.7
Total	$25.1	$23.9	$24.3	$24.9	$25.6
Total consumer loans	$389.2	$393.1	$386.3	$395.8	$398.6

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $97.9 billion, $98.0 billion, $96.7 billion, $98.0 billion and $99.8 billion of loans in North America as of September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 14.
(3)Consists of $53.5 billion, $52.7 billion, $50.6 billion, $49.5 billion and $51.2 billion of loans outside North America as of September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively.
(4)See Note 14 for details on loan-to-value ratios for the portfolios and FICO scores for the U.S. portfolio.
(5)Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.
(6)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios—Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. Asia Consumer loan balances exclude approximately $2 billion of loans ($1 billion of retail banking loans and $1 billion of credit card loan balances) for both the second and third quarters of 2025. These loans were reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s agreement to sell its Poland consumer banking business (expected to close by mid-2026). See Note 2.
(7)    Consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

U.S. Personal Banking

U.S. Personal Banking (USPB) includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary credit card portfolios (Value, Cash and Rewards), co-branded card portfolios (including Costco and American Airlines) and personal installment loans. Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy, Macy’s and Sears). Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers concentrated in six key U.S. metropolitan areas. Retail Banking also provides mortgages through correspondent channels.
As of September 30, 2025, approximately 76% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, of which 70% represented Branded Cards loans and 30% represented Retail Services loans. Branded Cards and Retail Services credit card loans generally drive the overall credit performance of USPB, as Branded Cards and Retail Services card net credit losses represented approximately 95% of USPB’s total net credit losses for the third quarter of 2025.
As presented in the chart above, the third quarter of 2025 net credit loss rate for USPB decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance (see “Branded Cards—Credit Cards” and “Retail Services” below).
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in portfolio performance in cards.

Branded Cards—Credit Cards

USPB’s Branded Cards portfolio consists of both proprietary Citi branded cards portfolios (Value, Cash and Rewards) and co-branded cards portfolios (including Costco and American Airlines) and personal installment loans. Citi’s Branded Cards portfolio has a diverse combination of credit card products.
As presented in the chart above, the third quarter of 2025 net credit loss rate for Branded Cards’ credit cards decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter and year-over-year.

Retail Services

USPB’s Retail Services partners with more than 20 retailers and dealers to offer private label and co-branded cards. Retail Services’ target market focuses on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
As presented in the chart above, the third quarter of 2025 net credit loss rate for Retail Services decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate increased
quarter-over-quarter, primarily driven by seasonality, and
decreased year-over-year, reflecting improvements in portfolio performance.

For additional details on provisions for credit losses, loan delinquency and other information for Citi’s cards portfolios, see USPB’s results of operations above and Note 14.

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
As presented in the chart above, the third quarter of 2025 net credit loss rate for Retail Banking was broadly stable quarter-over-quarter, and increased year-over-year, primarily driven by overdraft loans.
The 90+ days past due delinquency rate was stable quarter-over-quarter, and increased year-over-year, driven by consumer mortgages enrolled in forbearance programs related to the California wildfires.

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
As of September 30, 2025, approximately $47 billion, or 31%, of the portfolios were classifiably managed and primarily consisted of margin loans, commercial real estate loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 68% were rated investment grade. The 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, while the net credit loss rates were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the third quarter of
2025 net credit loss rate in Wealth increased quarter-over-quarter and year-over-year, primarily driven by write-downs of mortgage loans to their collateral value due to the impact of the California wildfires. The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the resumption of payments on consumer mortgages exiting forbearance programs and write-downs of mortgage loans to their collateral value, both due to the impact of the California wildfires. The 90+ days past due delinquency rate increased year-over-year, driven by consumer mortgages that enrolled in forbearance programs related to the California wildfires. The low net credit loss and 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of September 30, 2025, approximately 40% of Mexico Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Mexico Consumer portfolios, as the cards net credit losses represented approximately 64% of total Mexico Consumer net credit losses for the third quarter of 2025.
As presented in the chart above, the third quarter of
2025 net credit loss rate in Mexico Consumer increased
quarter-over-quarter, driven by seasonality and the ongoing normalization of loss and delinquency rates from post-pandemic lows, and increased year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.

For additional details on provisions, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USPB, Wealth and All Other above and Note 14.

U.S. Cards FICO Distribution
The following tables present the current FICO score distributions for Citi’s Branded Cards and Retail Services portfolios based on end-of-period receivables. FICO scores are updated as they become available.

Branded Cards

FICO distribution(1)	September 30, 2025	June 30, 2025	September 30, 2024
≥ 740	55%	56%	55%
660–739	34	33	34
< 660	11	11	11
Total	100%	100%	100%

Retail Services

FICO distribution(1)	September 30, 2025	June 30, 2025	September 30, 2024
≥ 740	36%	36%	34%
660–739	41	41	42
< 660	23	23	24
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of the Branded Cards portfolio was largely unchanged quarter-over-quarter and year-over-year. The FICO distribution of the Retail Services portfolio was unchanged quarter-over-quarter, and improved year-over-year, reflecting improvements in portfolio performance. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 14 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2025	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	June 30, 2025	September 30, 2024
Wealth delinquency-managed loans(3)	$104.6	$386	$452	$223	$291	$263	$269
Ratio		0.37%	0.43%	0.21%	0.28%	0.25%	0.25%
Wealth classifiably managed loans(4)	46.8	N/A	N/A	N/A	N/A	N/A	N/A
USPB(5)(6)
Total	$221.6	$2,599	$2,596	$2,679	$2,527	$2,380	$2,596
Ratio		1.17%	1.18%	1.26%	1.14%	1.08%	1.22%
Credit cards and personal installment loans total (d+b)	171.3	2,398	2,401	2,529	2,330	2,162	2,406
Ratio		1.40%	1.40%	1.51%	1.36%	1.27%	1.44%
Credit cards total (a+c) = (d)(6)	$167.5	$2,377	$2,380	$2,510	$2,283	$2,112	$2,356
Ratio		1.42%	1.42%	1.53%	1.36%	1.26%	1.44%
Branded Cards (a+b)	$121.2	$1,291	$1,311	$1,266	$1,271	$1,167	$1,224
Ratio		1.07%	1.09%	1.09%	1.05%	0.97%	1.06%
Credit cards (a)	117.4	1,270	1,290	1,247	1,224	1,117	1,174
Ratio		1.08%	1.11%	1.11%	1.04%	0.96%	1.05%
Personal installment loans (b)	3.8	21	21	19	47	50	50
Ratio		0.55%	0.58%	0.50%	1.24%	1.39%	1.32%
Retail Services (c)	$50.1	$1,107	$1,090	$1,263	$1,059	$995	$1,182
Ratio		2.21%	2.15%	2.45%	2.11%	1.96%	2.29%
Retail Banking(5)	$50.3	$201	$195	$150	$197	$218	$190
Ratio		0.40%	0.40%	0.33%	0.39%	0.45%	0.42%
All Other
Total	$25.6	$410	$391	$353	$404	$372	$348
Ratio		1.61%	1.58%	1.42%	1.59%	1.51%	1.40%
Mexico Consumer	21.2	339	315	238	334	304	255
Ratio		1.60%	1.58%	1.37%	1.58%	1.52%	1.47%
Asia Consumer(7)	2.7	15	16	25	18	17	34
Ratio		0.56%	0.53%	0.45%	0.67%	0.57%	0.62%
Legacy Holdings Assets (consumer)(8)	1.7	56	60	90	52	51	59
Ratio		3.73%	3.53%	4.50%	3.47%	3.00%	2.95%
Total Citigroup consumer	$398.6	$3,395	$3,439	$3,255	$3,222	$3,015	$3,213
Ratio		0.97%	0.99%	0.95%	0.92%	0.86%	0.93%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of September 30, 2025, June 30, 2025 and September 30, 2024, 68%, 70% and 72% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $57 million ($0.4 billion), $57 million ($0.5 billion) and $60 million ($0.5 billion) at September 30, 2025, June 30, 2025 and September 30, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $57 million, $61 million and $69 million at September 30, 2025, June 30, 2025 and September 30, 2024, respectively. The EOP loans in the table include the guaranteed loans.
(6)The 90+ days past due balances for Branded Cards and Retail Services are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(7)Asia Consumer loan balances and the related delinquencies, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. Accordingly, the Poland consumer loans are recorded in Other assets on the Consolidated Balance Sheet. As a result, the Poland consumer loans and related delinquencies are not included in this table for the second or third quarters of 2025. See Note 2.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $58 million ($0.2 billion), $62 million ($0.2 billion) and $68 million ($0.2 billion) at September 30, 2025, June 30, 2025 and September 30, 2024, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $33 million, $32 million and $35 million at September 30, 2025, June 30, 2025 and September 30, 2024, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable
Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q25	3Q25	2Q25	3Q24
Wealth	$150.9	$56	$40	$27
Ratio		0.15%	0.11%	0.07%
USPB
Total	$220.3	$1,776	$1,889	$1,864
Ratio		3.20%	3.49%	3.53%
Credit cards and personal installment loans total (d+b)	170.5	1,741	1,856	1,837
Ratio		4.05%	4.43%	4.40%
Credit cards total (a+c) = (d)	$166.8	$1,681	$1,799	$1,784
Ratio		4.00%	4.39%	4.37%
Branded Cards (a+b)	$120.2	$1,072	$1,119	$1,047
Ratio		3.54%	3.80%	3.63%
Credit cards (a)	116.5	1,012	1,062	994
Ratio		3.45%	3.73%	3.56%
Personal installment loans (b)	3.7	60	57	53
Ratio		6.43%	6.18%	5.70%
Retail Services (c)	$50.3	$669	$737	$790
Ratio		5.28%	5.89%	6.14%
Retail Banking	$49.8	$35	$33	$27
Ratio		0.28%	0.27%	0.24%
All Other—Legacy Franchises (managed basis)(3)
Total	$25.1	$293	$251	$208
Ratio		4.63%	4.04%	3.23%
Mexico Consumer	20.4	281	250	195
Ratio		5.46%	5.28%	4.36%
Asia Consumer (managed basis)(3)(4)	2.8	15	5	18
Ratio		2.13%	0.50%	1.28%
Legacy Holdings Assets (consumer)	1.9	(3)	(4)	(5)
Ratio		(0.63)%	(0.84)%	(0.90)%
Reconciling Items(3)		(3)	5	(1)
Total Citigroup	$396.3	$2,122	$2,185	$2,098
Ratio		2.12%	2.25%	2.16%

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
(4)Asia Consumer NCLs and average loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. In accordance with HFS accounting treatment, the Poland consumer average loans (approximately $2 billion in the third quarter of 2025 and $1 billion in the second quarter of 2025) are recorded in Other assets on the Consolidated Balance Sheet, and the related NCLs of approximately $3 million in the third quarter of 2025 and $(5) million in the second quarter of 2025 were reclassified to Other revenue. Accordingly, these NCLs are not included in this table. See Note 2.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2025	2025	2025	2024	2024
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$117,799	$116,315	$114,664	$114,593	$114,126
Home equity loans(2)	2,916	2,965	3,025	3,141	3,242
Credit cards	167,446	167,291	162,806	171,059	163,699
Personal, small business and other	32,434	32,930	32,591	33,155	33,308
Total	$320,595	$319,501	$313,086	$321,948	$314,375
In offices outside North America(1)
Residential mortgages(2)	$24,078	$24,083	$24,326	$24,456	$25,702
Credit cards	13,754	13,402	12,885	12,927	12,930
Personal, small business and other	39,609	38,257	35,784	33,995	35,474
Total	$77,441	$75,742	$72,995	$71,378	$74,106
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$398,036	$395,243	$386,081	$393,326	$388,481
Unallocated portfolio-layer cumulative basis adjustments	$592	$516	$231	$(224)	$670
Consumer loans, net of unearned income(3)	$398,628	$395,759	$386,312	$393,102	$389,151
Corporate loans
In North America offices(1)
Commercial and industrial	$59,062	$59,382	$63,172	$57,730	$58,403
Financial institutions	65,116	56,727	47,993	41,815	38,796
Mortgage and real estate(2)	17,885	17,887	18,104	18,411	18,353
Installment and other(4)	22,824	25,480	22,225	25,529	23,147
Lease financing	129	185	237	235	233
Total	$165,016	$159,661	$151,731	$143,720	$138,932
In offices outside North America(1)
Commercial and industrial	$96,624	$97,338	$96,277	$92,856	$98,024
Financial institutions	26,694	27,131	27,139	27,276	25,879
Mortgage and real estate(2)	9,746	9,434	8,333	8,136	7,900
Installment and other(4)	32,349	31,776	28,261	25,800	25,693
Lease financing	44	45	39	40	41
Governments and official institutions	4,751	4,151	3,944	3,630	3,237
Total	$170,208	$169,875	$163,993	$157,738	$160,774
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$335,224	$329,536	$315,724	$301,458	$299,706
Unallocated portfolio-layer cumulative basis adjustments	$53	$50	$20	$(72)	$65
Corporate loans, net of unearned income(5)	$335,277	$329,586	$315,744	$301,386	$299,771
Total loans—net of unearned income	$733,905	$725,345	$702,056	$694,488	$688,922
Allowance for credit losses on loans (ACLL)	(19,206)	(19,123)	(18,726)	(18,574)	(18,356)
Total loans—net of unearned income and ACLL	$714,699	$706,222	$683,330	$675,914	$670,566
ACLL as a percentage of total loans— net of unearned income(6)	2.65%	2.67%	2.70%	2.71%	2.70%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.07%	4.07%	4.14%	4.08%	4.05%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.92%	0.94%	0.89%	0.87%	0.89%

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

(3)Consumer loans are net of unearned income of $939 million, $913 million, $893 million, $889 million and $883 million at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)Installment and other includes loans to SPEs and TTS commercial cards.
(5)Corporate loans include Mexico SBMM loans and are net of unearned income of $(1.1) billion, $(991) million, $(1.0) billion, $(969) million and $(912) million at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2025	2025	2025	2024	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$19,123	$18,726	$18,574	$18,356	$18,216
Provision for credit losses on loans (PCLL)
Consumer	$2,189	$2,169	$2,225	$2,528	$2,205
Corporate	70	308	336	35	177
Total	$2,259	$2,477	$2,561	$2,563	$2,382
Gross credit losses on loans
Consumer
In U.S. offices	$2,243	$2,314	$2,402	$2,307	$2,210
In offices outside the U.S.	369	346	325	300	286
Corporate
In U.S. offices	28	34	53	14	81
In offices outside the U.S.	86	29	146	59	32
Total	$2,726	$2,723	$2,926	$2,680	$2,609
Gross recoveries on loans
Consumer
In U.S. offices	$448	$426	$413	$371	$353
In offices outside the U.S.	42	49	37	45	45
Corporate
In U.S. offices	11	7	11	15	22
In offices outside the U.S.	11	7	6	7	17
Total	$512	$489	$467	$438	$437
Net credit losses on loans (NCLs)
In U.S. offices	$1,812	$1,915	$2,031	$1,935	$1,916
In offices outside the U.S.	402	319	428	307	256
Total	$2,214	$2,234	$2,459	$2,242	$2,172
Other—net(1)(2)(3)(4)(5)(6)	$38	$154	$50	$(103)	$(70)
Allowance for credit losses on loans (ACLL) at end of period	$19,206	$19,123	$18,726	$18,574	$18,356
ACLL as a percentage of EOP loans(7)	2.65%	2.67%	2.70%	2.71%	2.70%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,820	$1,721	$1,720	$1,601	$1,725
Total ACLL and ACLUC	$21,026	$20,844	$20,446	$20,175	$20,081
Net consumer credit losses on loans	$2,122	$2,185	$2,277	$2,191	$2,098
As a percentage of average consumer loans	2.12%	2.25%	2.39%	2.24%	2.16%
Net corporate credit losses on loans	$92	$49	$182	$51	$74
As a percentage of average corporate loans	0.11%	0.06%	0.24%	0.07%	0.10%
ACLL by type at end of period(9)
Consumer	$16,205	$16,100	$16,001	$16,018	$15,765
Corporate	3,001	3,023	2,725	2,556	2,591
Total	$19,206	$19,123	$18,726	$18,574	$18,356
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The third quarter of 2024 includes an increase of approximately $38 million related to FX translation.
(3)The second quarter of 2025 includes an approximate $29 million reclass related to Citi’s agreement to sell its Poland consumer banking business. That ACLL was transferred to Other assets during the second quarter of 2025. The second quarter of 2025 also includes FX translation.
(4)The first quarter of 2025 includes an increase of approximately $50 million related to FX translation.

(5)The fourth quarter of 2024 includes a decrease of approximately $103 million related to FX translation.
(6)The third quarter of 2024 includes approximately $23 million related to an acquired portfolio and a decrease of approximately $93 million related to FX translation.
(7)September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024 exclude $7.9 billion, $9.3 billion, $8.2 billion, $8.0 billion and $8.1 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(9)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.4	$167.4	8.0%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	121.3	0.1
North America other(3)	0.3	28.6	1.0
International cards	1.1	13.8	8.0
International other(3)	0.9	63.7	1.4
Total(1)	$16.2	$398.6	4.1%
Corporate(4)
Commercial and industrial	$1.8	$153.1	1.2%
Financial institutions	0.3	90.1	0.3
Mortgage and real estate(4)	0.8	27.6	2.9
Installment and other	0.1	56.6	0.2
Total(1)	$3.0	$327.4	0.9%
Loans at fair value(1)	N/A	$7.9	N/A
Total Citigroup	$19.2	$733.9	2.7%

	December 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.6	$171.1	7.9%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	117.2	0.1
North America other(3)	0.3	29.4	1.0
International cards	0.9	12.9	7.0
International other(3)	0.7	58.4	1.2
Total(1)	$16.0	$392.8	4.1%
Corporate(4)
Commercial and industrial	$1.3	$148.7	0.9%
Financial institutions	0.4	68.4	0.6
Mortgage and real estate(4)	0.7	26.4	2.7
Installment and other	0.2	50.1	0.4
Total(1)	$2.6	$293.6	0.9%
Loans at fair value(1)	N/A	$8.0	N/A
Total Citigroup	$18.6	$694.5	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of September 30, 2025, the $13.4 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on third quarter of 2025 NCLs). As of September 30, 2025, Branded Cards ACLL as a percentage of EOP loans was 6.5% and Retail Services ACLL as a percentage of EOP loans was 11.5%. As of December 31, 2024, the $13.6 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on fourth quarter of 2024 NCLs). As of December 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.3%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	September 30, 2025
In millions of dollars, except percentages	Funded exposure(1)(3)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$68,382	$232	0.3%
Transportation and industrials	58,668	616	1.0
Real estate(2)	60,364	791	1.3
Commercial	42,586	729	1.7
Residential	17,778	62	0.3
Consumer retail	35,950	290	0.8
Technology, media and telecom	33,060	313	0.9
Power, chemicals, metals and mining	19,090	327	1.7
Public sector	16,172	71	0.4
Energy and commodities	11,889	159	1.3
Healthcare	8,109	102	1.3
Asset managers and funds	9,002	36	0.4
Insurance	3,834	8	0.2
Securities firms	202	2	0.9
Financial markets infrastructure	457	—	0.1
Other industries(4)	2,229	54	2.4
Total(5)	$327,408	$3,001	0.9%

(1)    Funded exposure excludes loans carried at fair value of $7.9 billion that are not subject to the ACLL.
(2)    As of September 30, 2025, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.6%.
(3)    Includes $0.7 billion of funded exposure at September 30, 2025, primarily related to commercial credit card delinquency-managed loans.
(4)    Includes the impact of FX translation on the ACLL that is not allocated to individual industries.
(5)    As of September 30, 2025, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.5% of funded non-investment-grade exposure.

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2024
In millions of dollars, except percentages	Funded exposure(1)(3)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$57,166	$460	0.8%
Banks and finance companies	56,716	307	0.5
Real estate(2)	53,186	717	1.3
Commercial	36,200	645	1.8
Residential	16,986	72	0.4
Consumer retail	32,212	258	0.8
Technology, media and telecom	29,534	238	0.8
Power, chemicals, metals and mining	18,504	257	1.4
Public sector	13,209	47	0.4
Energy and commodities	11,686	136	1.2
Healthcare	8,537	77	0.9
Asset managers and funds	5,258	28	0.5
Insurance	2,115	8	0.4
Securities firms	590	9	1.5
Financial markets infrastructure	181	1	0.6
Other industries(4)	4,733	13	0.3
Total(5)	$293,627	$2,556	0.9%

(1)    Funded exposure excludes loans carried at fair value of $7.8 billion that are not subject to the ACLL.
(2)    As of December 31, 2024, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.6%.
(3)    Includes $0.6 billion of funded exposure at December 31, 2024, primarily related to commercial credit card delinquency-managed loans.

(4)    Includes the impact of FX translation on the ACLL that is not allocated to individual industries.
(5)    As of December 31, 2024, the ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2% of funded non-investment-grade exposure.

Non-Accrual Loans and Assets
For additional information on Citi’s non-accrual loans and assets, see “Non-Accrual Loans and Assets” in Citi’s 2024 Form 10-K.

Non-Accrual Loans
The table below summarizes Citigroup’s non-accrual loans (NAL) as of the periods indicated. Non-accrual loans may still be current on interest payments. In situations where Citi reasonably expects that none or only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. For all other non-accrual loans, cash interest receipts are generally recorded as revenue.
The sequential increase in corporate non-accrual loans at September 30, 2025 was driven by the credit downgrade of a small number of clients. The year-over-year increase in consumer non-accrual loans at September 30, 2025 was driven by consumer mortgages enrolled in forbearance programs related to the California wildfires, whose loans were contractually past due at September 30, 2025.

	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
In millions of dollars	2025	2025	2025	2024	2024
Corporate non-accrual loans by region(1)(2)(3)
North America	$1,280	$953	$822	$757	$459
International	791	769	554	620	485
Total	$2,071	$1,722	$1,376	$1,377	$944
International NAL by cluster
United Kingdom	$194	$249	$52	$190	$62
Japan, Asia North and Australia (JANA)	19	19	18	22	24
LATAM	432	391	382	301	260
Asia South	24	19	26	17	49
Europe	93	63	51	58	64
Middle East and Africa (MEA)	29	28	25	32	26
Corporate non-accrual loans(1)(2)(3)
Banking	$820	$502	$510	$498	$348
Services	187	134	110	65	96
Markets	926	932	631	715	390
Mexico SBMM	138	154	125	99	110
Total	$2,071	$1,722	$1,376	$1,377	$944
Consumer non-accrual loans(1)
Wealth	$583	$637	$415	$404	$284
USPB	325	329	305	290	292
Mexico Consumer	526	485	416	411	415
Asia Consumer(4)	16	16	20	19	21
Legacy Holdings Assets (consumer)	157	165	172	186	210
Total	$1,607	$1,632	$1,328	$1,310	$1,222
Total non-accrual loans	$3,678	$3,354	$2,704	$2,687	$2,166
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
(2)Approximately 70%, 61%, 65%, 61% and 64% of Citi’s corporate non-accrual loans remain current on interest and principal payments at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively.
(3)The September 30, 2025 total corporate non-accrual loans represented 0.62% of total corporate loans.
(4)Asia Consumer includes the three remaining consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,722	$1,632	$3,354	$998	$1,252	$2,250
Additions	760	633	1,393	318	482	800
Sales and transfers to HFS	(39)	(7)	(46)	(45)	(4)	(49)
Returned to performing	—	(119)	(119)	(15)	(57)	(72)
Paydowns/settlements	(267)	(175)	(442)	(208)	(153)	(361)
Charge-offs	(105)	(369)	(474)	(103)	(227)	(330)
Other	—	12	12	(1)	(71)	(72)
Ending balance	$2,071	$1,607	$3,678	$944	$1,222	$2,166
	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,377	$1,310	$2,687	$1,882	$1,315	$3,197
Additions	1,896	2,011	3,907	768	1,377	2,145
Sales and transfers to HFS	(120)	(13)	(133)	(362)	(10)	(372)
Returned to performing	—	(274)	(274)	(261)	(164)	(425)
Paydowns/settlements	(750)	(428)	(1,178)	(769)	(409)	(1,178)
Charge-offs	(332)	(1,060)	(1,392)	(310)	(691)	(1,001)
Other	—	61	61	(4)	(196)	(200)
Ending balance	$2,071	$1,607	$3,678	$944	$1,222	$2,166

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
In millions of dollars	2025	2025	2025	2024	2024
OREO
North America	$16	$15	$10	$9	$13
International(1)	13	11	11	9	12
Total OREO	$29	$26	$21	$18	$25
Non-accrual assets
Corporate non-accrual loans	$2,071	$1,722	$1,376	$1,377	$944
Consumer non-accrual loans	1,607	1,632	1,328	1,310	1,222
Non-accrual loans (NAL)	$3,678	$3,354	$2,704	$2,687	$2,166
OREO	29	26	21	18	25
Non-accrual assets (NAA)	$3,707	$3,380	$2,725	$2,705	$2,191
NAL as a percentage of total loans	0.50%	0.46%	0.39%	0.39%	0.31%
NAA as a percentage of total assets	0.14	0.13	0.11	0.11	0.09
ACLL as a percentage of NAL(2)	522	570	693	691	847
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

Overview
Adequate and diverse sources of funding and liquidity are essential to Citi’s businesses. Funding and liquidity risks arise from several factors, many of which are to a large extent outside of Citi’s control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and macroeconomic, geopolitical and other conditions.
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, but not limited to, those related to resolution planning. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:

•Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and
•Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Limited and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Grupo Financiero Banamex, S.A. de C.V.).

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024
Available cash	$270.1	$239.5	$211.6	$8.6	$8.8	$6.9	$278.7	$248.3	$218.5
U.S. sovereign	161.3	150.1	205.0	50.5	47.8	43.2	211.8	197.9	248.2
U.S. agency/agency MBS	32.2	32.0	28.2	1.8	1.8	2.0	34.0	33.8	30.2
Foreign government debt(1)	53.0	73.0	38.1	10.9	15.3	16.2	63.9	88.3	54.3
Other investment grade	—	—	—	—	—	—	—	—	—
Total HQLA (AVG)	$516.6	$494.6	$482.9	$71.8	$73.7	$68.3	$588.4	$568.3	$551.2

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

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the third quarter of 2025, primarily driven by an increase in average corporate deposits and long-term debt.
As of September 30, 2025, Citigroup had approximately $1.0 trillion of available liquidity resources to support client and business needs, including end-of-period HQLA ($588 billion) included in Citi’s LCR calculation; additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($293 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($159 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024
HQLA	$588.4	$568.3	$551.2
Net outflows	510.5	494.4	469.6
LCR	115%	115%	117%
HQLA in excess of net outflows	$77.9	$73.9	$81.6

Note: The amounts are presented on an average basis.

As of September 30, 2025, Citigroup’s average LCR was 115%, unchanged from the quarter ended June 30, 2025. The increase in average HQLA was offset by an increase in net outflows from unsecured and secured wholesale funding.
In addition, considering Citi’s total available liquidity resources at quarter end of $1.0 trillion, Citi maintained approximately $530 billion of excess liquidity resources above the stressed net outflows of approximately $511 billion, presented in the LCR table above.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
The NSFR measures the availability of an institution’s stable funding against the required stable funding in accordance with U.S. LCR. The ratio of available stable funding to required stable funding must be greater than 100%.
In general, an institution’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding is based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liability classes.
For the quarter ended September 30, 2025, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended June 30, 2025 and March 31, 2025, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q).

Select Balance Sheet Items
This section provides details of select liquidity-related assets and liabilities reported on Citigroup’s Consolidated Balance Sheet.

Cash and Investments
The table below details average and end-of-period Cash and due from banks, Deposits with banks (collectively cash) and Investment securities. Citi’s investment securities portfolio consists largely of highly liquid U.S. Treasury, U.S. agency and other sovereign bonds, with an aggregate duration of less than three years. EOP cash, deposits and investments increased 2% quarter-over-quarter, driven by an increase in deposits.

In billions of dollars	3Q25	2Q25	3Q24
Cash and due from banks	$27	$27	$26
Deposits with banks	332	298	266
Investment securities	450	450	500
Total Citigroup cash and investment securities (AVG)	$809	$775	$792
Total Citigroup cash and investment securities (EOP)	$799	$787	$794

At September 30, 2025, Citi’s EOP cash and Investment securities comprised approximately 30% of total assets.

Deposits
The table below details the average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	3Q25	2Q25	3Q24
Services	$893	$857	$825
TTS	744	713	690
Securities Services	149	144	135
Markets	20	18	19
Banking	1	—	1
Wealth	315	308	316
USPB	90	90	85
All Other—Legacy Franchises	40	41	45
All Other—Corporate/Other	23	29	20
Total Citigroup deposits (AVG)	$1,382	$1,343	$1,311
Total Citigroup deposits (EOP)	$1,384	$1,358	$1,310

End-of-period deposits increased 6% year-over-year, driven by increases in Services, Markets, USPB and Wealth, partially offset by Legacy Franchises (continued wind-downs) and Corporate/Other within All Other. End-of-period deposits increased 2% sequentially, driven by Services, Wealth, Markets and Legacy Franchises within All Other, partially offset by a reduction in Corporate/Other within All Other and a decline in USPB.
On an average basis, deposits increased 5% year-over-year and 3% sequentially. In the third quarter of 2025, average deposits for:

•Services increased 8% year-over-year, driven by both TTS and Securities Services, reflecting growth in North America and International, largely driven by an increase in operational deposits.
•Wealth remained largely unchanged year-over-year, driven by outflows, including a shift from deposits to higher-yielding investments on Citi’s platform, offset by net new deposits, as well as the transfer of certain relationships and associated deposits from USPB.
•USPB increased 6% year-over-year, as net new deposits growth was partially offset by the transfer of certain relationships and the associated deposits to Wealth.
•All Other decreased 3% year-over-year, reflecting continued wind-downs in Legacy Franchises (including the impact of moving HFS deposits to Other liabilities), partially offset by an increase in corporate certificates of deposit in Corporate/Other.

The majority of Citi’s $1.4 trillion of end-of-period deposits are institutional (approximately $912 billion) and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, approximately 80% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, approximately 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with approximately $408 billion of Wealth and USPB deposits as of the end of the current quarter, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as USPB.
As of the end of the current quarter, approximately 67% of Wealth’s U.S. Citigold clients have been with Citi for more than 10 years and approximately 40% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt

Long-Term Debt Outstanding
The following table presents Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024
Non-bank(1)
Benchmark debt:
Senior debt	$115.0	$116.1	$114.0
Subordinated debt	28.7	29.0	27.9
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	116.4	115.5	108.8
Local country and other(3)	13.6	12.1	10.3
Total non-bank	$275.3	$274.3	$262.6
Bank
FHLB borrowings	$6.0	$6.5	$11.5
Securitizations(4)	6.7	7.1	5.4
Citibank benchmark senior debt	23.5	26.0	16.9
Customer-related debt(2)	2.8	2.5	1.3
Local country and other(3)	1.5	1.4	1.4
Total bank	$40.5	$43.5	$36.5
Total long-term debt	$315.8	$317.8	$299.1

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2025, non-bank included $100.7 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
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

Citi’s total long-term debt outstanding increased 6% year-over-year, largely driven by issuances in non-bank customer-related and bank benchmark debt offset by a decrease in FHLB. Citi’s total long-term debt decreased 1% sequentially.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the third quarter of 2025, Citi redeemed or repurchased an aggregate of $22.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q25		2Q25		3Q24
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$7.7	$6.5	$5.3	$8.2	$0.1	$3.0
Subordinated debt	1.4	1.1	2.9	1.1	1.0	1.1
Trust preferred	—	—	—	—	—	—
Customer-related debt	17.4	17.6	13.1	16.9	14.2	17.8
Local country and other	1.1	2.6	0.6	1.5	1.3	3.0
Total non-bank	$27.6	$27.8	$21.9	$27.7	$16.6	$24.9
Bank
FHLB borrowings	$0.5	$—	$1.0	$—	$1.0	$1.0
Securitizations	0.4	—	—	2.0	0.2	—
Citibank benchmark senior debt	2.5	—	—	6.5	—	4.0
Customer-related debt	0.2	0.5	0.2	1.7	0.2	0.2
Local country and other	0.5	0.5	0.1	—	0.3	—
Total bank	$4.1	$1.0	$1.3	$10.2	$1.7	$5.2
Total	$31.7	$28.8	$23.2	$37.9	$18.3	$30.1

The table below details Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the nine months of 2025, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2025:

		Maturities
In billions of dollars	3Q25 YTD	Remaining 2025	2026	2027	2028	2029	2030	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$19.2	$0.6	$9.8	$7.5	$20.4	$7.9	$10.8	$58.0	$115.0
Subordinated debt	5.8	—	2.5	3.8	2.0	—	—	20.4	28.7
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	43.2	4.7	19.6	13.3	11.8	9.6	8.7	48.7	116.4
Local country and other	2.2	0.6	2.9	1.8	0.8	1.2	1.5	4.8	13.6
Total non-bank	$70.4	$5.9	$34.8	$26.4	$35.0	$18.7	$21.0	$133.5	$275.3
Bank
FHLB borrowings	$3.5	$3.0	$3.0	$—	$—	$—	$—	$—	$6.0
Securitizations	0.4	—	0.7	1.5	—	0.8	2.2	1.5	6.7
Citibank benchmark senior debt	2.5	—	8.0	6.5	2.5	1.5	3.0	2.0	23.5
Customer-related debt	0.6	—	—	—	—	0.6	1.1	1.1	2.8
Local country and other	0.6	—	0.7	0.5	0.2	—	0.1	—	1.5
Total bank	$7.6	$3.0	$12.4	$8.5	$2.7	$2.9	$6.4	$4.6	$40.5
Total long-term debt	$78.0	$8.9	$47.2	$34.9	$37.7	$21.6	$27.4	$138.1	$315.8

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

Secured funding of $350 billion as of September 30, 2025 increased 26% year-over-year, and increased 1% from the prior quarter, driven by additional financing to support Markets activities. As of the quarter ended September 30, 2025, on an average basis, secured funding was $402 billion. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $55 billion as of September 30, 2025 increased 32% year-over-year and decreased 1% sequentially. The year-over-year increase was mainly attributable to additional funding raised by entities to support client activities. See Note 18 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of September 30, 2025. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of September 30, 2025.

Ratings as of September 30, 2025

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2025, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from June 30, 2025, for Citigroup Inc., and $0.1 billion, unchanged from June 30, 2025, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of September 30, 2025, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from June 30, 2025. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits (ABCP), primarily in the form of asset purchase agreements. As of September 30, 2025, Citibank had liquidity commitments of approximately $13 billion to consolidated asset-backed commercial paper conduits (compared to $15 billion at June 30, 2025) (see Note 21).
In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate borrowing behavior through the conduits. A reduction in client borrowing would result in a reduced amount of ABCP issuance.

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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(252)	$(313)	$(227)
All other currencies	1,529	1,578	1,388
Total net interest income	$1,277	$1,265	$1,161
As a percentage of average interest-earning assets	0.05%	0.05%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(2,381)	$(1,881)	$(1,173)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(18)	(18)	(14)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.
(3)Excludes the effect of changes in interest rates on AOCI related to cash flow hedges, as those changes are excluded from CET1 Capital.

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward and downward rate shock scenario as of September 30, 2025 increased year-over-year, primarily driven by higher customer deposits. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), reducing Citi’s IRE sensitivity.
Further, at current rate levels Citi also assumes it will be unable to pass on a larger share of initial rate declines to depositors, increasing Citi’s IRE sensitivity to a 100 bps downward shock. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $2.4 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 13 months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of September 30, 2025. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6	Scenario 7	Scenario 8
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(252)	$(327)	$127	$(96)	$(131)	$(310)	$(701)	$(310)
All other currencies(1)	1,529	1,300	227	(214)	(1,138)	(1,338)	3,036	(2,598)
Total	$1,277	$973	$354	$(310)	$(1,269)	$(1,648)	$2,335	$(2,908)
Estimated initial impact to AOCI (after-tax)(2)	$(2,381)	$(1,902)	$(532)	$142	$1,925	$2,078	$(4,913)	$3,650

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
(1)The Scenario 1 impact of $1,529 million consists of the following top five non-U.S. dollar currencies as of September 30, 2025 by absolute size: approximately $(0.2) billion from the euro, approximately $0.2 billion each from the Japanese yen, British pound sterling and Swiss franc and $0.1 billion from the Indian rupee. The remaining balance is spread across more than 30 additional currencies.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.

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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2025, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.8 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation of the Mexican peso, euro and Singapore dollar.
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

	For the quarter ended
In millions of dollars	Sep. 30, 2025	Jun. 30, 2025	Sep. 30, 2024
Change in FX spot rate(1)	(0.1)%	5.2%	2.5%
Change in TCE due to FX translation, net of hedges	$156	$1,490	$421
As a percentage of TCE	0.1%	0.9%	0.2%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2025		2025		2024		3Q25 vs. 3Q24
Interest income(1)	$36,717		$35,887		$36,480		1%
Interest expense(2)	21,750		20,684		23,094		(6)
Net interest income, taxable equivalent basis(1)	$14,967		$15,203		$13,386		12%
Interest income—average rate(3)	5.89%		5.93%		6.36%		(47)	bps
Interest expense—average rate	4.26		4.17		4.99		(73)	bps
Net interest margin(3)(4)	2.40		2.51		2.33		7	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	3.72%		3.86%		4.04%		(32)	bps
10-year U.S. Treasury note—average rate	4.26		4.36		3.95		31	bps
10-year vs. two-year spread	54	bps	50	bps	(9)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $27 million, $28 million and $24 million for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

	3rd Qtr.	2nd Qtr.	3rd Qtr.	Change
In millions of dollars	2025	2025	2024	3Q25 vs. 3Q24
Total Citi net interest income—taxable equivalent basis(1) per above	$14,967	$15,203	$13,386	12%
Less:
Markets net interest income—taxable equivalent basis(1)	2,278	2,930	1,429	59
Total Citi non-Markets net interest income—taxable equivalent basis(1)	$12,689	$12,273	$11,957	6%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the third quarter of 2025 was
$15.0 billion, on both a reported and taxable equivalent basis, an increase of 12%, or $1.6 billion, from the prior-year period. The increase was primarily driven by a 59%, or $0.8 billion, increase in Markets net interest income and a 6%, or $0.7 billion, increase in non-Markets net interest income.
Citi’s Markets business is primarily evaluated on a total-revenue basis. See Markets above for additional information.
The increase in non-Markets net interest income was largely due to the following:

•higher loan spreads and interest-earning balance growth in Branded Cards in USPB
•higher deposit spreads and deposit growth in Retail Banking in USPB
•higher deposit balances in Services
•higher deposit spreads in Services and Wealth
◦largely offset by lower net interest income in All Other, driven by Corporate/Other, due to actions taken over the last few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment

Citi’s net interest margin was 2.40% on a taxable equivalent basis in the third quarter of 2025, a decrease from 2.51% in the prior quarter, largely driven by lower Markets net interest income, asset mix and pricing, partially offset by a benefit from rates.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2025	2025	2024	2025	2025	2024	2025	2025	2024
Deposits with banks(4)	$332,245	$298,158	$266,300	$3,435	$3,043	$3,050	4.10%	4.09%	4.56%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$176,255	$195,488	$145,422	$4,188	$3,751	$3,366	9.43%	7.70%	9.21%
In offices outside the U.S.(4)	181,549	179,717	190,179	2,815	2,870	3,927	6.15	6.41	8.21
Total	$357,804	$375,205	$335,601	$7,003	$6,621	$7,293	7.77%	7.08%	8.65%
Trading account assets(6)(7)
In U.S. offices	$287,515	$287,610	$244,176	$3,031	$3,105	$2,831	4.18%	4.33%	4.61%
In offices outside the U.S.(4)	235,819	219,267	172,460	2,258	2,716	1,620	3.80	4.97	3.74
Total	$523,334	$506,877	$416,636	$5,289	$5,821	$4,451	4.01%	4.61%	4.25%
Investments
In U.S. offices
Taxable	$235,659	$242,238	$304,581	$1,542	$1,581	$1,940	2.60%	2.62%	2.53%
Exempt from U.S. income tax	10,587	10,682	11,171	99	107	126	3.71	4.02	4.49
In offices outside the U.S.(4)	203,443	196,932	184,255	2,536	2,527	2,624	4.95	5.15	5.67
Total	$449,689	$449,852	$500,007	$4,177	$4,215	$4,690	3.69%	3.76%	3.73%
Consumer loans(8)
In U.S. offices	$318,585	$314,545	$311,306	$8,493	$8,185	$8,344	10.58%	10.44%	10.66%
In offices outside the U.S.(4)	77,748	75,804	74,849	1,657	1,586	1,707	8.46	8.39	9.07
Total	$396,333	$390,349	$386,155	$10,150	$9,771	$10,051	10.16%	10.04%	10.35%
Corporate loans(8)
In U.S. offices	$157,865	$150,979	$136,852	$2,319	$2,207	$2,320	5.83%	5.86%	6.74%
In offices outside the U.S.(4)	170,821	170,848	163,505	2,944	3,005	3,451	6.84	7.05	8.40
Total	$328,686	$321,827	$300,357	$5,263	$5,212	$5,771	6.35%	6.50%	7.64%
Total loans(8)
In U.S. offices	$476,450	$465,524	$448,158	$10,812	$10,392	$10,664	9.00%	8.95%	9.47%
In offices outside the U.S.(4)	248,569	246,652	238,354	4,601	4,591	5,158	7.34	7.47	8.61
Total	$725,019	$712,176	$686,512	$15,413	$14,983	$15,822	8.43%	8.44%	9.17%
Other interest-earning assets(9)	$83,974	$83,064	$77,060	$1,400	$1,204	$1,174	6.61%	5.81%	6.06%
Total interest-earning assets	$2,472,065	$2,425,332	$2,282,116	$36,717	$35,887	$36,480	5.89%	5.93%	6.36%
Non-interest-earning assets(6)	$216,735	$222,473	$209,964
Total assets	$2,688,800	$2,647,805	$2,492,080

Nine Months—Assets	Average balance		Interest income		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2025	2024	2025	2024	2025	2024
Deposits with banks(4)	$303,656	$256,298	$9,479	$8,407	4.17%	4.38%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$191,926	$145,744	$11,531	$9,739	8.03%	8.93%
In offices outside the U.S.(4)	173,124	204,679	8,384	12,587	6.47	8.21
Total	$365,050	$350,423	$19,915	$22,326	7.29%	8.51%
Trading account assets(6)(7)
In U.S. offices	$276,732	$230,632	$8,855	$8,260	4.28%	4.78%
In offices outside the U.S.(4)	212,464	161,021	6,625	4,822	4.17	4.00
Total	$489,196	$391,653	$15,480	$13,082	4.23%	4.46%
Investments
In U.S. offices
Taxable	$245,849	$312,685	$4,769	$6,162	2.59%	2.63%
Exempt from U.S. income tax	10,678	11,217	310	341	3.88	4.06
In offices outside the U.S.(4)	196,438	184,988	7,488	7,871	5.10	5.68
Total	$452,965	$508,890	$12,567	$14,374	3.71%	3.77%
Consumer loans(8)
In U.S. offices	$315,512	$308,135	$24,876	$24,392	10.54%	10.57%
In offices outside the U.S.(4)	75,612	75,587	4,803	5,237	8.49	9.25
Total	$391,124	$383,722	$29,679	$29,629	10.15%	10.31%
Corporate loans(8)
In U.S. offices	$150,268	$136,659	$6,594	$6,736	5.87%	6.58%
In offices outside the U.S.(4)	167,919	161,248	8,866	10,512	7.06	8.71
Total	$318,187	$297,907	$15,460	$17,248	6.50%	7.73%
Total loans(8)
In U.S. offices	$465,780	$444,794	$31,470	$31,128	9.03%	9.35%
In offices outside the U.S.(4)	243,531	236,835	13,669	15,749	7.50	8.88
Total	$709,311	$681,629	$45,139	$46,877	8.51%	9.19%
Other interest-earning assets(9)	$81,007	$74,182	$3,716	$3,669	6.13%	6.61%
Total interest-earning assets	$2,401,185	$2,263,075	$106,296	$108,735	5.92%	6.42%
Non-interest-earning assets(6)	$216,730	$203,227
Total assets	$2,617,915	$2,466,302

(1)Interest income and Net interest income include TEGU of $27 million, $28 million and $24 million for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024, and $81 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2025	2025	2024	2025	2025	2024	2025	2025	2024
Deposits
In U.S. offices(4)	$596,319	$567,842	$558,464	$5,210	$4,861	$5,804	3.47%	3.43%	4.13%
In offices outside the U.S.(5)	584,048	571,154	550,603	3,953	3,824	4,515	2.69	2.69	3.26
Total	$1,180,367	$1,138,996	$1,109,067	$9,163	$8,685	$10,319	3.08%	3.06%	3.70%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$276,375	$308,568	$256,482	$5,315	$4,975	$4,848	7.63%	6.47%	7.52%
In offices outside the U.S.(5)	125,446	112,630	81,977	2,041	1,963	2,480	6.45	6.99	12.04
Total	$401,821	$421,198	$338,459	$7,356	$6,938	$7,328	7.26%	6.61%	8.61%
Trading account liabilities(7)(8)
In U.S. offices	$43,431	$37,488	$37,309	$421	$437	$445	3.85%	4.68%	4.75%
In offices outside the U.S.(5)	64,384	66,660	59,139	334	311	347	2.06	1.87	2.33
Total	$107,815	$104,148	$96,448	$755	$748	$792	2.78%	2.88%	3.27%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$95,540	$95,789	$84,704	$1,691	$1,508	$1,715	7.02%	6.31%	8.05%
In offices outside the U.S.(5)	51,635	44,782	37,551	242	292	294	1.86	2.62	3.11
Total	$147,175	$140,571	$122,255	$1,933	$1,800	$2,009	5.21%	5.14%	6.54%
Long-term debt(10)
In U.S. offices	$185,657	$181,070	$173,548	$2,537	$2,483	$2,604	5.42%	5.50%	5.97%
In offices outside the U.S.(5)	1,683	1,733	2,142	6	30	42	1.41	6.94	7.80
Total	$187,340	$182,803	$175,690	$2,543	$2,513	$2,646	5.39%	5.51%	5.99%
Total interest-bearing liabilities	$2,024,518	$1,987,716	$1,841,919	$21,750	$20,684	$23,094	4.26%	4.17%	4.99%
Non-interest-bearing deposits(11)	$201,830	$203,780	$201,995
Other non-interest-bearing liabilities(7)	247,768	242,966	238,781
Total liabilities	$2,474,116	$2,434,462	$2,282,695
Citigroup stockholders’ equity	$213,846	$212,472	$208,606
Noncontrolling interests	838	871	779
Total equity	$214,684	$213,343	$209,385
Total liabilities and stockholders’ equity	$2,688,800	$2,647,805	$2,492,080
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,423,380	$1,395,504	$1,312,747	$7,736	$7,248	$5,957	2.16%	2.08%	1.81%
In offices outside the U.S.(6)	1,048,685	1,029,828	969,369	7,231	7,955	7,429	2.74	3.10	3.05
Total	$2,472,065	$2,425,332	$2,282,116	$14,967	$15,203	$13,386	2.40%	2.51%	2.33%

Nine Months—Liabilities	Average balance		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2025	2024	2025	2024	2025	2024
Deposits
In U.S. offices(4)	$574,923	$570,831	$14,763	$17,452	3.43%	4.08%
In offices outside the U.S.(5)	566,121	545,835	11,523	13,513	2.72	3.31
Total	$1,141,044	$1,116,666	$26,286	$30,965	3.08%	3.70%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$289,373	$238,392	$14,708	$13,507	6.80%	7.57%
In offices outside the U.S.(5)	109,031	90,063	5,842	7,749	7.16	11.49
Total	$398,404	$328,455	$20,550	$21,256	6.90%	8.64%
Trading account liabilities(7)(8)
In U.S. offices	$38,429	$39,821	$1,249	$1,317	4.35%	4.42%
In offices outside the U.S.(5)	62,615	61,402	1,011	1,100	2.16	2.39
Total	$101,044	$101,223	$2,260	$2,417	2.99%	3.19%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$94,506	$79,155	$4,670	$5,043	6.61%	8.51%
In offices outside the U.S.(5)	44,961	33,556	789	830	2.35	3.30
Total	$139,467	$112,711	$5,459	$5,873	5.23%	6.96%
Long-term debt(10)
In U.S. offices	$180,023	$168,906	$7,460	$7,651	5.54%	6.05%
In offices outside the U.S.(5)	1,698	2,376	73	142	5.75	7.98
Total	$181,721	$171,282	$7,533	$7,793	5.54%	6.08%
Total interest-bearing liabilities	$1,961,680	$1,830,337	$62,088	$68,304	4.23%	4.98%
Non-interest-bearing deposits(11)	$202,267	$199,134
Other non-interest-bearing liabilities(7)	241,178	229,104
Total liabilities	$2,405,125	$2,258,575
Citigroup stockholders’ equity	$211,946	$206,939
Noncontrolling interests	844	788
Total equity	$212,790	$207,727
Total liabilities and stockholders’ equity	$2,617,915	$2,466,302
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,396,448	$1,295,198	$22,269	$17,709	2.13%	1.83%
In offices outside the U.S.(6)	1,004,737	967,877	21,939	22,722	2.92	3.14
Total	$2,401,185	$2,263,075	$44,208	$40,431	2.46%	2.39%
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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR)
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of September 30, 2025, Citi estimates that the conservative features of the VaR calibration contribute an approximate 15% add-on to what would be a VaR estimated under the assumption of normally distributed markets. As of June 30, 2025, the add-on was 21%.
As presented in the table below, Citi’s average trading VaR for the third quarter of 2025 decreased slightly from the second quarter of 2025, with VaR changes across asset classes from inventory changes and volatility updates.

Total Citi—Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2025	2025 Average	June 30, 2025	2025 Average	September 30, 2024	2024 Average
Interest rate	$100	$104	$102	$93	$75	$80
Credit spread	75	80	87	77	77	66
Covariance adjustment(1)	(58)	(66)	(66)	(61)	(44)	(49)
Fully diversified interest rate and credit spread(2)	$117	$118	$123	$109	$108	$97
Foreign exchange	46	44	50	67	48	44
Equity	20	21	27	30	45	39
Commodity	36	42	39	32	22	25
Covariance adjustment(1)	(109)	(106)	(116)	(115)	(115)	(96)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$110	$119	$123	$123	$108	$109
Specific risk-only component(3)	$—	$(2)	$5	$1	$(2)	$(6)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$110	$121	$118	$122	$110	$115
Incremental impact of the credit portfolio(4)	$3	$9	$5	$7	$9	$10
Total trading and credit portfolio VaR	$113	$128	$128	$130	$117	$119

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

The table below provides the range of market factor VaRs associated with total Citi trading VaR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2025		2025		2024
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$93	$113	$81	$118	$62	$107
Credit spread	74	94	61	87	60	77
Fully diversified interest rate and credit spread	$109	$133	$94	$131	$77	$118
Foreign exchange	34	54	36	94	31	55
Equity	13	36	19	51	26	46
Commodity	36	79	24	44	17	31
Total trading	$110	$137	$109	$141	$82	$137
Total trading and credit portfolio	113	147	114	152	91	144

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR only for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

Markets VaR

In millions of dollars	September 30, 2025
Total—all market risk factors, including general and specific risk
Average—during quarter	$117
High—during quarter	133
Low—during quarter	107

Regulatory VaR Back-Testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VaR model. For additional information regarding Citi’s Regulatory VaR back-testing, see “Managing Global Risk—Market Risk of Trading Portfolios—Regulatory VaR Back-Testing” in Citi’s 2024 Form 10-K.
As of September 30, 2025, there were no back-testing exceptions observed for Citi’s Regulatory VaR in the last 12 months.

OTHER RISKS

For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2024 Form 10-K.

Country Risk
Country risk is defined as the exposure to potential loss caused by economic, financial or sociopolitical conditions or weaknesses in legal systems in a country or jurisdiction that Citi may be exposed to through its business activities. Country risk may impair the value of Citi’s franchise within a country or jurisdiction or adversely affect Citi’s ability to enforce the obligations of its obligors. Citi is exposed to country risk through its business activities such as lending, payments, investing and market-making activities, whether cross-border or locally funded, and including activity with corporations, governments and institutions in a country or jurisdiction.
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

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of September 30, 2025. (Citi’s combined top 25 exposures by country and the U.S. represent 94% of Citi’s exposure to all countries as of September 30, 2025.)
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

In billions of dollars	Services, Markets, Banking and Wealth loans	Legacy Franchises loans	Other funded(1)	Unfunded(2)	Net MTM on derivatives/repos(3)	Total hedges (on loans and CVA)	Investment securities(4)	Trading account assets(5)	Total as of 3Q25	Total as of 4Q24	Total as a % of Citi as of 3Q25
Mexico	$11.1	$28.5	$0.4	$10.8	$6.1	$(1.7)	$21.5	$1.8	$78.5	$69.4	4.2%
United Kingdom	24.5	—	1.1	27.3	14.5	(4.5)	8.1	6.9	77.9	75.6	4.2
Singapore	21.3	—	0.2	5.2	1.2	(0.6)	8.9	0.7	36.9	34.4	2.0
Hong Kong	22.0	—	0.1	2.2	1.1	(0.6)	12.0	(0.2)	36.6	36.2	2.0
India	11.4	—	0.4	4.1	1.2	(0.3)	9.6	3.6	30.0	27.7	1.6
Brazil	13.4	—	0.1	2.4	5.3	(0.7)	6.1	2.2	28.8	25.9	1.6
South Korea	9.2	2.7	—	1.7	1.1	(0.5)	6.2	3.9	24.3	22.7	1.3
Canada	5.2	—	0.1	7.1	3.1	(1.4)	3.4	5.8	23.3	21.1	1.3
Luxembourg	9.4	—	—	7.2	2.0	(0.5)	4.6	0.4	23.1	16.0	1.2
Japan	2.1	—	0.1	3.3	4.0	(1.1)	6.7	6.6	21.7	12.2	1.2
Germany	3.8	—	—	14.6	7.6	(4.3)	6.4	(7.6)	20.5	19.9	1.1
France	3.0	—	0.1	12.6	4.2	(5.0)	2.3	2.8	20.0	26.1	1.1
Netherlands	5.9	0.1	—	12.4	2.1	(1.7)	1.9	(0.8)	19.9	15.0	1.1
Poland	4.3	1.7	—	3.3	0.3	(0.1)	7.8	2.5	19.8	16.4	1.1
Australia	8.3	—	—	6.1	1.9	(1.1)	1.0	2.8	19.0	16.7	1.0
China	6.3	—	0.4	1.9	0.5	(0.7)	10.9	(1.2)	18.1	19.0	1.0
Ireland	7.4	—	—	6.6	1.9	(0.6)	—	0.7	16.0	9.9	0.9
United Arab Emirates	7.2	—	0.1	2.1	0.1	(0.3)	5.9	—	15.1	14.1	0.8
Switzerland	3.8	—	0.2	7.1	2.5	(1.7)	—	(1.7)	10.2	9.5	0.6
Cayman Islands	3.3	—	0.1	4.0	1.8	(0.1)	—	0.5	9.6	7.3	0.5
Spain	3.2	—	—	3.3	0.4	(1.2)	—	2.5	8.2	6.2	0.4
Belgium	0.4	0.1	—	1.7	0.1	(0.4)	6.1	0.1	8.1	5.5	0.4
Czech Republic	0.8	—	—	0.6	4.5	—	1.4	0.1	7.4	4.6	0.4
Virgin Islands (British)	5.4	—	—	0.2	0.8	—	—	—	6.4	3.6	0.3
Italy	1.8	—	0.1	3.1	0.4	(1.1)	—	1.9	6.2	2.6	0.3
Total as a % of Citi’s total exposure											31.6%
Total as a % of Citi’s non-U.S. total exposure											84.2%

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

Citi’s remaining operations are primarily conducted through Services and relate to custody services. Citi continues to monitor the war in Ukraine, related sanctions and economic conditions and continues to mitigate its Russia exposures and risks as appropriate.
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

The following table summarizes Citi’s and its clients’ Russia-related exposures, excluding associated reserves:

In billions of U.S. dollars	September 30, 2025	June 30, 2025	September 30, 2024	Change 3Q25 vs. 2Q25
Investment securities(1)	$—	$0.1	$0.2	$(0.1)
Cash on deposit and placements(2)	1.7	1.7	1.4	—
Additional exposures to Russian counterparties that are not held by the Russian subsidiary	0.1	0.1	0.1	—
Total Citi exposure	$1.8	$1.9	$1.7	$(0.1)
Deposit Insurance Agency (DIA)(3)	$11.7	$10.5	$5.8	$1.2
Cash on deposit and placements(2)	—	—	1.6	—
Total clients’ exposure(4)	$11.7	$10.5	$7.4	$1.2
Total Citi and clients’ Russia-related exposure(5)	$13.5	$12.4	$9.1	$1.1

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
(4)    Clients’ exposure of $11.7 billion as of September 30, 2025 consists of corporate dividends that Citi cannot remit to its clients due to restrictions imposed by the Russian government and are held with the DIA.
(5)    Citigroup’s CTA loss of $1.6 billion as of September 30, 2025 included in its AOCI related to its indirect subsidiary, AO Citibank, and $1.3 billion of intercompany liabilities owed by AO Citibank to other Citi entities outside Russia are excluded from the above table. Citi has separately described these amounts in “Deconsolidation Risk” below.

During the third quarter of 2025, Citi’s Russia-related exposures slightly decreased $0.1 billion to $1.8 billion. Total clients’ exposures increased $1.2 billion to $11.7 billion, driven by corporate dividends received during the quarter, partially offset by depreciation of the Russian ruble.
Citi’s negative net investment was approximately $(0.2) billion as of September 30, 2025 (largely unchanged from June 30, 2025). Citi continued to be fully reserved for its net investment in Russia. The net investment became negative during the second quarter of 2025, due to an ACL build related to transfer risk associated with Russia.

In the normal course of business, Citi may hedge its Russian ruble/U.S. dollar spot FX exposure in AOCI through the purchase of FX derivatives. The ongoing mark-to-market of the hedging derivatives, when utilized, is also reported in AOCI. When the Russian ruble depreciates against the U.S. dollar, the U.S. dollar equivalent value of Citi’s investment in AO Citibank also declines. This change in value is offset by the change in value of the hedging instrument (FX derivative). Going forward, Citi may record devaluations on its net ruble-denominated assets in earnings, without the benefit from a change in the fair value of derivative positions used to economically hedge the exposures.

As of September 30, 2025, Citi’s ACL was less than $0.1 billion of remaining credit reserves for Citi’s direct Russian counterparties (largely unchanged from June 30, 2025). This ACL balance for Citi’s direct Russian counterparties does not include reserves for transfer risk associated with Russia, which are included in the ACL on Other assets. For additional information on these reserves, see “Significant Accounting Policies and Significant Estimates” below.

Citi’s Wind-Down of Its Russia Operations
In connection with Citi’s wind-down of its Russia operations, Citi has incurred approximately $85 million to date in charges, largely from restructuring, vendor termination fees and other related charges. Citi expects to incur additional estimated charges of approximately $15 million (in All Other, excluding the impact from any portfolio sales). For additional information about Citi’s continued efforts to reduce its operations and exposure in Russia, see “Risk Factors” and “Managing Global Risk—Other Risks—Country Risk—Russia” in Citi’s 2024 Form 10-K.

Deconsolidation Risk
Citi’s remaining operations in Russia subject it to various risks, including, among others, foreign currency volatility, including appreciation or devaluation; restrictions arising from retaliatory Russian laws and regulations on the conduct of its business; sanctions or asset freezes; or other deconsolidation events (see “Risk Factors—Other Risks” in Citi’s 2024 Form 10-K).
As of September 30, 2025, Citi continued to consolidate AO Citibank because none of the deconsolidation factors were triggered. Examples of factors that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator, trustee or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management.

In the event Citi deems there is a loss of control of AO Citibank (for example, through expropriation), Citi anticipates that it would be required to:

•recognize a CTA loss of approximately $1.6 billion (unchanged from June 30, 2025) through earnings, which would be largely regulatory capital neutral, since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI;
•recognize a loss of $1.3 billion (unchanged from June 30, 2025) on intercompany liabilities owed by AO Citibank to other Citi entities outside Russia. This loss may be substantially or fully offset by Citi exercising its rights to consider certain related client liabilities as extinguished by such an event; and
•write off its fully reserved net investment, resulting in a recovery of $0.2 billion.

In the sole event of a substantial liquidation of AO Citibank, as opposed to a loss of control, Citi would be required to recognize through earnings a loss limited to the CTA loss of approximately $1.6 billion, which would be largely regulatory capital neutral since the reversal of the CTA loss out of AOCI would improve Citi’s total AOCI. Citi would also evaluate its remaining net investment as circumstances evolve.
For additional information, see “Managing Global Risk—Other Risks—Country Risk—Russia—Citi as Paying Agent for Russia-related Clients,” “—Reputational Risks” and “—Board of Directors’ Role in Overseeing Related Risks” in Citi’s 2024 Form 10-K.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 215 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of September 30, 2025, Citi had $1.7 billion of direct exposures related to Ukraine (compared to $1.6 billion at June 30, 2025).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of September 30, 2025, Citi’s net investment in its Argentine operations, inclusive of associated reserves, was approximately $1.4 billion (compared to $1.5 billion at June 30, 2025). Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso (ARS)–denominated assets into U.S. dollars (USD), with the impact of exchange rate fluctuations recorded directly in earnings. As of September 30, 2025, the official ARS exchange rate was 1,380, which devalued by 14.5% against the USD during the third quarter of 2025.
The Central Bank of Argentina (BCRA) has generally maintained certain capital and currency controls that have broadly restricted Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations.
As previously disclosed, during the second quarter of 2025, Citi subscribed to approximately $340 million of par value of the latest series of certain USD-denominated bonds (BOPREALs) issued by the BCRA, which provide a mechanism for Argentine companies to pay dividends by selling the bonds and remitting the proceeds. During the third quarter of 2025, Citi remitted proceeds of approximately $80 million from its Argentine operations, and Citi intends to sell additional BOPREALs and remit the proceeds going forward, thereby reducing its net investment in the country. The timing and amount of any further remittances will depend on the liquidity and sales price of the BOPREALs.
Of the $1.4 billion net investment in Argentina as of September 30, 2025, Citi’s net ARS exposure (net of the associated reserves) was approximately $0.8 billion (compared to $1.0 billion at June 30, 2025). As of September 30, 2025, Citi hedged approximately $0.3 billion of its ARS exposure through offshore hedges and was unable to hedge its remaining exposure, due to illiquidity in the offshore derivatives market. Given the historical capital and currency controls, certain indirect foreign exchange mechanisms continue to exist that some Argentine entities may use to obtain USD, often at rates higher than the official exchange rate. To the extent that Citi is unable to hedge its ARS exposure in the future, Citi may incur additional translation losses on its net investment in Argentina.
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
Losses on available-for-sale securities whose fair values are less than the amortized cost, where Citi intends to sell the security or could more-likely-than-not be required to sell the security prior to recovery, are recognized in earnings. Where Citi does not intend to sell the security nor could more-likely-than-not be required to sell the security, any portion of the loss that is attributable to credit is recognized as an allowance for credit losses with a corresponding provision for credit losses, and the remainder of the unrealized loss is recognized in AOCI. Such credit losses are capped at the difference between the fair value and amortized cost of the security.
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

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of September 30, 2025 and December 31, 2024, as well as builds and releases during 2025. For information on the drivers of Citi’s ACL net build in the third quarter of 2025, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2024	1Q25 build (release)	1Q25 FX/ Other	Balance Mar. 31, 2025	2Q25 build (release)	2Q25 FX/ Other	Balance Jun. 30, 2025	3Q25 build (release)	3Q25 FX/Other	Balance Sep. 30, 2025	ACLL/EOP loans Sep. 30, 2025
Services	$264	$24	$2	$290	$53	$4	$347	$(4)	$1	$344
Markets	1,030	48	5	1,083	53	7	1,143	(44)	—	1,099
Banking	1,167	78	7	1,252	137	21	1,410	38	(3)	1,445
Legacy Franchises corporate (Mexico SBMM and AFG)(1)	95	4	1	100	16	7	123	(12)	2	113
Total corporate ACLL	$2,556	$154	$15	$2,725	$259	$39	$3,023	$(22)	$—	$3,001	0.92%
U.S. cards(2)(3)	$13,560	$(169)	$1	$13,392	$(12)	$2	$13,382	$44	$(1)	$13,425	8.01%
Installment loans(3)	425	(5)	(1)	419	7	(1)	425	11	1	437
Retail Banking	144	3	—	147	(1)	1	147	9	(1)	155
Total USPB	$14,129	$(171)	$—	$13,958	$(6)	$2	$13,954	$64	$(1)	$14,017
Wealth	529	61	2	592	(64)	7	535	(25)	(2)	508
All Other consumer—managed basis(4)	1,360	69	22	1,451	54	106	1,611	28	41	1,680
Reconciling Items(4)	—	(11)	11	—	—	—	—	—	—	—
Total consumer ACLL	$16,018	$(52)	$35	$16,001	$(16)	$115	$16,100	$67	$38	$16,205	4.07%
Total ACLL	$18,574	$102	$50	$18,726	$243	$154	$19,123	$45	$38	$19,206	2.65%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,601	$108	$11	$1,720	$(19)	$20	$1,721	$100	$(1)	$1,820
Total ACLL and ACLUC	$20,175	$210	$61	$20,446	$224	$174	$20,844	$145	$37	$21,026
Other(5)	2,002	34	300	2,336	388	111	2,835	74	(157)	2,752
Total ACL	$22,177	$244	$361	$22,782	$612	$285	$23,679	$219	$(120)	$23,778

(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG), as well as other Legacy Holdings Assets corporate loans.
(2)    As of September 30, 2025, in USPB, Branded Cards ACLL/EOP loans was 6.5% and Retail Services ACLL/EOP loans was 11.5%.
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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of risks that are not fully captured in the quantitative component are the following:

•Transfer risk associated with exposures outside the U.S.
•Potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to a potential global recession, inflation, interest rates and commodity prices.

As of the third quarter of 2025, Citi’s qualitative component of the ACL increased quarter-over-quarter. The increase was primarily driven by transfer risk associated with Russia.

Macroeconomic Variables
As further discussed below, Citi considers various global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the quantitative component of the ACL. The forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below present the forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the third quarter of 2024 to the third quarter of 2025:

	Quarterly average
U.S. unemployment	4Q25	2Q26	4Q26	8-quarter average(1)
Forecast at 3Q24	4.3%	3.9%	4.0%	4.2%
Forecast at 4Q24	4.3	4.1	4.1	4.2
Forecast at 1Q25	4.3	4.3	4.3	4.3
Forecast at 2Q25	4.6	4.7	4.6	4.6
Forecast at 3Q25	4.5	4.6	4.5	4.4

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2025	2026	2027
Forecast at 3Q24	1.8%	2.0%	2.0%
Forecast at 4Q24	2.2	2.1	2.2
Forecast at 1Q25	2.0	1.9	2.0
Forecast at 2Q25	1.4	1.4	2.0
Forecast at 3Q25	1.7	1.5	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of the third quarter of 2025, U.S. real GDP growth in 2025 is expected to slow from 2024 levels, while the U.S. unemployment rate is expected to increase.

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.6% in the first quarter of 2027. The weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.2%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2026 of 2.2%, with a peak quarter-over-quarter difference to the base scenario of 1.1%.
Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied 100% weight to the downside scenario as of September 30, 2025 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.1 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of September 30, 2025.

3Q25 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the third quarter of 2025 was $23.8 billion, an increase of $0.1 billion from June 30, 2025, driven by a net ACL build of $0.2 billion, largely offset by a $0.1 billion decrease related to FX translation on the ACL. The net ACL build of $0.2 billion in the quarter was driven by higher volume, changes in portfolio composition and transfer risk associated with Russia, partially offset by changes in the macroeconomic outlook. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of September 30, 2025. See Note 15 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL net build was $0.1 billion in the third quarter of 2025, driven by changes in portfolio composition and higher volume in USPB, largely offset by changes in the macroeconomic outlook in USPB. This resulted in a September 30, 2025 ACLL balance of $16.2 billion, or 4.07% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased slightly to 8.01% at September 30, 2025, compared to 8.00% at June 30, 2025. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.20% at September 30, 2025, compared to 1.19% at June 30, 2025.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL net release of less than $0.1 billion in the third quarter of 2025, driven by a release from a charge-off in Spread Products in Markets. This resulted in a September 30, 2025 ACLL balance of $3.0 billion, or 0.92% of total funded corporate loans.

ACLUC
Citi’s ACLUC reserve balance in the third quarter of 2025, included in Other liabilities, was $1.8 billion at September 30, 2025, compared to $1.7 billion at June 30, 2025. The increase was primarily driven by exposure growth.

ACL on Other Financial Assets
Citi had an ACL build of $0.1 billion on other financial assets carried at amortized cost for the third quarter of 2025, driven by transfer risk associated with Russia. Including FX/Other, the ACL reserve balance decreased by less than $0.1 billion to $2.8 billion at September 30, 2025 from June 30, 2025. See Note 15 for additional information.

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
Citi performed its annual 2024 goodwill impairment test, which resulted in no impairment of any of Citi’s consolidated reporting units’ goodwill. For each of the Company’s reporting units, fair value exceeded carrying value by at least 10% as of the fourth quarter of 2024. No additional triggering events were identified and no goodwill was impaired during 2024 and through the second quarter of 2025.
Citi performed an interim goodwill impairment test during the third quarter of 2025, in connection with the agreed-upon bid received for Banamex. The test resulted in an impairment of $726 million ($714 million after-tax) to the Mexico Consumer/SBMM reporting unit within All Other—Legacy Franchises. The remaining goodwill within All Other—Legacy Franchises is attributable to the Mexico Consumer/SBMM reporting unit, which was not deemed to be impaired. No other events or circumstances were identified to indicate that the fair values of Citi’s other reporting units were more-likely-than-not reduced below their respective carrying amounts, and no further impairment was recognized as of September 30, 2025.
Reporting units used for goodwill assessment at the Citigroup consolidated level may differ from the reporting units of its subsidiaries.
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, and deterioration in economic or market conditions, as well as circumstances related to Citi’s strategic refresh, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Note 16 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ and All Other’s goodwill balances as of September 30, 2025.

Litigation Accruals
See the discussion in Note 27 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except effective tax rate	2025	2024	2025	2024
Income from continuing operations before income tax expense	$5,350	$4,390	$16,017	$13,244
Provision for income taxes	1,559	1,116	4,085	3,299
Effective tax rate	29%	25%	26%	25%

Citi’s effective tax rate was 29% in the third quarter of 2025, compared to 25% in the third quarter of 2024, which included the impact of divestitures. The increase period-over-period was driven by the limited tax benefit of the goodwill impairment within All Other—Legacy Franchises.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 10 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2025	December 31, 2024
Total U.S.	$26.4	$26.6
Total foreign	3.2	3.2
Total	$29.6	$29.8

At September 30, 2025, Citigroup had recorded net DTAs of approximately $29.6 billion, an increase of $0.1 billion from June 30, 2025. The quarter-over-quarter increase was driven by an increase in temporary differences, offset by a net reduction in carry-forwards (foreign tax credits, net operating losses and general business credits).
Of Citi’s $29.6 billion of net DTAs, $13.0 billion was deducted in calculating Citi’s regulatory capital, and the remaining $16.6 billion was appropriately risk weighted under the Basel III rules.
The $13.0 billion of DTAs deducted from regulatory capital was composed of $10.8 billion of tax carry-forwards (foreign tax credits, net operating losses and general business credits) and $3.8 billion of temporary differences in excess of the 10% regulatory limitation, reduced by $1.6 billion of deferred tax liabilities, primarily goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.6 billion at September 30, 2025 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the third quarter of 2025, Citigroup identified three transactions pursuant to Section 219. On July 28, 2025, Citibank Europe plc processed a payment from a client to the Iranian Embassy in Norway for mailing a passport. The total value of the transaction was EUR 30 (approximately USD 35.27). This transaction was permissible under the travel exemption of the Iranian Transactions and Sanctions Regulations. Citi did not realize any fees for the processing of this transaction. On August 26, 2025, Citibank, N.A. processed a payment destined for a U.S.–based law firm for legal services provided to a person designated under Executive Order 13224. The total value of the payment was USD 2,000,000 and the transaction was authorized pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). Citi did not realize any fees for the processing of this transaction. On September 30, 2025, Citibank, N.A. processed a transaction between the Central Bank of Iran (the CBI) and an international organization. The CBI sent funds in Japanese yen through Citibank, N.A., Tokyo Branch, which were then converted to U.S. dollars and transferred to the international organization’s U.S. dollar account at Citibank, N.A., New York Branch. The total value of the transaction was USD 15,066,150.79. The transaction represented a payment for the Government of Iran’s membership dues to the international organization and was processed pursuant to general licenses issued by OFAC. Citibank realized approximately USD 11,864.96 for incoming and outgoing payments fees and a foreign exchange transaction fee.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations above, as well as those included within Citi’s Second Quarter of 2025 Form 10-Q, Citi’s First Quarter of 2025 Form 10-Q, Citi’s 2024 Form 10-K and Citi’s other SEC filings; (ii) the factors described under “Risk Factors” in Citi’s 2024 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from macroeconomic and geopolitical tensions, conflicts and other challenges, uncertainties and volatility, including, among others, government shutdowns; U.S. trade and tariff policies and resulting retaliatory actions; increases in unemployment rates, slowing economic growth or recessions in the U.S. and elsewhere; deterioration in consumer and corporate confidence; elevated inflation; government fiscal and monetary actions or expected actions, including changes in interest rate policy or other monetary policies; volatility or disruptions in financial markets; the Russia–Ukraine war and Middle East and other conflicts; and economic and geopolitical challenges related to China;
•the potential impact on Citi’s ability to return capital to common shareholders, whether through its stock repurchase program or common stock dividend, consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including annual recalibration of the Stress Capital Buffer, recalibration of the GSIB surcharge and supervisory expectations and assessments, including any negative findings regarding absolute capital levels or other aspects of Citi’s operations; changes in regulatory capital rules, requirements or interpretations; Citi’s results of operations and financial condition, including the capital impact related to Citi’s remaining divestitures; Citi’s effectiveness in planning, managing and calculating its level of regulatory capital and risk-weighted assets under both the Advanced Approaches and the Standardized Approach and Supplementary Leverage ratio; Citi’s implementation and maintenance of an effective capital planning process and management framework; forecasts of macroeconomic conditions; and Citi’s DTA utilization;
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
•Citi’s ability to achieve its objectives, including those related to revenue, net interest income, expense and capital expectations, from its simplification, transformation and enhanced business performance priorities, including the divestiture of Banamex, as well as its planned IPO, which involve significant complexities, execution challenges and uncertainties, may not be as productive or effective as Citi expects or at all, and/or may result in higher-than-expected expenses or lower expense savings or revenue growth than expected, litigation and regulatory scrutiny, CTA and other losses or other negative financial or strategic impacts, which could be material, and depend, in part, on factors that Citi cannot control or be able to mitigate, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions, regulatory requirements or changes and heightened regulatory and supervisory expectations and scrutiny;
•the potential impact to Citi from climate change due to both physical risks and transition risks;
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
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships;
•Citi’s ability to address shortcomings or deficiencies or guidance provided by the FRB or FDIC on its resolution plan submissions;

•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses, and its ability to effectively execute its simplification, transformation and enhanced business performance priorities, if Citi is unable to hire and retain qualified employees;
•Citi’s ability to compete effectively in the U.S. and globally with both financial and non-financial services firms;
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
•risks to Citi from the development and use of AI, including unintended consequences from ineffective, inadequate or faulty Generative AI development or deployment by Citi or third parties, such as AI algorithms that produce inaccurate or incomplete output or output based on biased, incomplete and/or inaccurate datasets; increased fraud risk, including identity theft and bypassing of verification controls, from the use of increasingly sophisticated AI technologies by malicious actors; competition risks if competitors are more timely and successful in developing and deploying AI technologies; and operational risks and costs from compliance with new or changing laws, regulations or industry standards relating to AI;
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
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and other processes, strategies or models are deficient or ineffective;
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
•the potential impact on Citi’s liquidity, sources of funding and costs of funding if it does not effectively manage its liquidity whether due to factors it cannot control or otherwise;
•the impact of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities, or from negative actions on U.S. sovereign ratings, on Citi’s funding and liquidity as well as on the results of operations of certain of its businesses;
•the potential impact to Citi of regulatory and supervisory expectations and scrutiny in the U.S. and globally and ongoing interpretation and implementation of regulatory and legislative requirements and changes, with respect to, among other things, governance, infrastructure, data, risk management practices and controls, customer and client protection, market practices, anti-money laundering, increasingly complex sanctions and disclosure regimes and various regulatory reporting requirements, including the impact on Citi’s compliance, regulatory and other risks and costs, such as regulatory oversight, material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions, enforcement proceedings, penalties and fines;
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, such as the 2020 consent orders with the FRB and OCC and the amendment to the 2020 OCC consent order, particularly given the focus by regulators on risk and controls, such as enterprise-wide risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, those resulting from the impact of policies and actions from the U.S. administration; limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; central bank interest rate and other monetary policies; unemployment, recessions or weak or slowing economic growth; elevated inflation and hyperinflation; foreign exchange controls; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatility; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; regulatory changes, including potential conflicts among regulations with other jurisdictions where Citi does business; limitations on foreign investment; sociopolitical instability; nationalization or loss of licenses; closure of branches or subsidiaries; any substantial liquidation, expropriation or other deconsolidation event related to Citi’s remaining consumer banking divestitures or other legacy businesses; and the need to record CTA and other losses, as well as additional reserves for expected losses for credit exposures based on transfer risk.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2025	2024	2025	2024
Revenues(1)
Interest income	$36,690	$36,456	$106,215	$108,666
Interest expense	21,750	23,094	62,088	68,304
Net interest income	$14,940	$13,362	$44,127	$40,362
Commissions and fees(1)	$2,888	$2,589	$8,340	$7,780
Principal transactions(2)	2,772	2,835	8,785	8,656
Administration and other fiduciary fees	1,117	1,059	3,285	3,142
Realized gains on sales of investments, net	105	72	364	210
Net impairment losses on investments recognized in earnings	(25)	(41)	(118)	(92)
Other revenue(2)	293	333	571	1,199
Total non-interest revenues	$7,150	$6,847	$21,227	$20,895
Total revenues, net of interest expense(1)	$22,090	$20,209	$65,354	$61,257
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,259	$2,382	$7,297	$7,163
Provision (release) for credit losses on HTM debt securities	(5)	50	(3)	55
Provision for credit losses on other assets	79	110	499	226
Policyholder benefits and claims	17	28	63	73
Provision (release) for credit losses on unfunded lending commitments	100	105	189	(1)
Total provisions for credit losses and for benefits and claims	$2,450	$2,675	$8,045	$7,516
Operating expenses(1)
Compensation and benefits	$7,474	$7,058	$22,571	$21,619
Technology/communication	2,325	2,273	6,994	6,757
Transactional and product servicing(3)	1,110	1,103	3,396	3,336
Premises and equipment	607	606	1,796	1,788
Professional services	514	491	1,500	1,366
Advertising and marketing	260	282	779	790
Restructuring	(5)	9	(10)	270
Other operating(1)(3)	2,005	1,322	4,266	4,571
Total operating expenses	$14,290	$13,144	$41,292	$40,497
Income from continuing operations before income taxes	$5,350	$4,390	$16,017	$13,244
Provision for income taxes	1,559	1,116	4,085	3,299
Income from continuing operations	$3,791	$3,274	$11,932	$9,945
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(1)	$(2)	$(2)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(1)	$(2)	$(2)
Net income before attribution to noncontrolling interests	$3,790	$3,273	$11,930	$9,943
Noncontrolling interests	38	35	95	117
Citigroup’s net income	$3,752	$3,238	$11,835	$9,826

Statement continues on the next page.

Basic earnings per share(4)
Income from continuing operations	$1.89	$1.53	$5.87	$4.67
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$1.89	$1.53	$5.87	$4.67
Weighted-average common shares outstanding (in millions)	1,820.3	1,899.9	1,851.7	1,906.0
Diluted earnings per share(4)
Income from continuing operations	$1.86	$1.51	$5.78	$4.61
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$1.86	$1.51	$5.78	$4.61
Adjusted weighted-average diluted common shares outstanding (in millions)	1,862.6	1,940.3	1,891.8	1,943.1

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
(2)    Effective July 1, 2025, gains and losses on certain economic and qualifying hedging derivatives and foreign currency transaction gains and losses related to non-U.S. dollar debt and certain foreign operations in countries with highly inflationary economies with the U.S. dollar as their functional currency, which were previously presented within Other revenue, are presented within Principal transactions. Prior periods were conformed to reflect this change in presentation.
(3)    Effective July 1, 2025, certain expenses incurred in ongoing support of products and services that are predominantly variable costs, which were previously presented within Other operating expenses and Transactional and tax charges, are aggregated and presented within a new expenses category, Transactional and product servicing (see “Glossary” below for definition). Moreover, certain non-income tax charges incurred, which were previously presented within Transactional and tax charges and do not align with the redefined Transactional and product servicing, are presented within Other operating. Prior periods were conformed to reflect this change in presentation.
(4)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Citigroup’s net income	$3,752	$3,238	$11,835	$9,826
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities	$450	$1,335	$1,243	$1,397
Debt valuation adjustment (DVA)	(1,021)	(150)	(584)	(457)
Cash flow hedges	25	(144)	104	633
Benefit plans liability adjustment	26	49	(37)	305
Currency translation adjustments (CTA), net of hedges	135	416	2,950	(2,272)
Excluded component of fair value hedges	11	(9)	18	(8)
Long-duration insurance contracts	(10)	(17)	(12)	5
Citigroup’s total other comprehensive income (loss)	$(384)	$1,480	$3,682	$(397)
Citigroup’s total comprehensive income	$3,368	$4,718	$15,517	$9,429
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$5	$40	$112	$7
Add: Net income (loss) attributable to noncontrolling interests	38	35	95	117
Total comprehensive income	$3,411	$4,793	$15,724	$9,553

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,545	$22,782
Deposits with banks, net of allowance	324,515	253,750
Securities borrowed and purchased under agreements to resell (including $164,778 and $140,855 as of September 30, 2025 and December 31, 2024, respectively, at fair value), net of allowance	321,347	274,062
Brokerage receivables, net of allowance	75,992	50,841
Trading account assets (including $245,069 and $193,291 pledged to creditors as of September 30, 2025 and December 31, 2024, respectively)	562,254	442,747
Investments:
Available-for-sale debt securities (including $8,563 and $5,389 pledged to creditors as of September 30, 2025 and December 31, 2024, respectively)	246,227	226,876
Held-to-maturity debt securities, net of allowance (fair value of which is $185,346 and $224,410 as of September 30, 2025 and December 31, 2024, respectively) (includes $74 and $0 pledged to creditors as of September 30, 2025 and December 31, 2024, respectively)	197,092	242,382
Equity securities (including $684 and $578 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	7,413	7,399
Total investments	$450,732	$476,657
Loans:
Consumer (including $26 and $281 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	398,628	393,102
Corporate (including $7,870 and $7,759 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	335,277	301,386
Loans, net of unearned income	$733,905	$694,488
Allowance for credit losses on loans (ACLL)	(19,206)	(18,574)
Total loans, net	$714,699	$675,914
Goodwill	19,126	19,300
Intangible assets (including MSRs of $748 and $760 as of September 30, 2025 and December 31, 2024, respectively)	4,330	4,494
Premises and equipment, net of depreciation and amortization	32,819	30,192
Other assets (including $15,584 and $13,703 as of September 30, 2025 and December 31, 2024, respectively, at fair value), net of allowance	113,116	102,206
Total assets	$2,642,475	$2,352,945

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2025	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2024
Liabilities
Deposits (including $3,684 and $3,608 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	$1,383,929	$1,284,458
Securities loaned and sold under agreements to repurchase (including $202,192 and $49,154 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	349,726	254,755
Brokerage payables (including $4,900 and $5,207 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	89,596	66,601
Trading account liabilities	160,243	133,846
Short-term borrowings (including $25,023 and $12,484 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	54,760	48,505
Long-term debt (including $129,817 and $112,719 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	315,846	287,300
Other liabilities, plus allowances	74,498	68,114
Total liabilities	$2,428,598	$2,143,579
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2025—762,000 and as of December 31, 2024—714,000, at aggregate liquidation value	$19,050	$17,850
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2025—3,099,751,185 and as of December 31, 2024—3,099,719,006	31	31
Additional paid-in capital	109,010	109,117
Retained earnings	214,034	206,294
Treasury stock, at cost: September 30, 2025—1,310,485,026 shares and December 31, 2024— 1,222,647,540 shares	(84,932)	(76,842)
Accumulated other comprehensive income (loss) (AOCI)	(44,170)	(47,852)
Total Citigroup stockholders’ equity	$213,023	$208,598
Noncontrolling interests	854	768
Total equity	$213,877	$209,366
Total liabilities and equity	$2,642,475	$2,352,945

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Preferred stock at aggregate liquidation value
Balance, beginning of period	$16,350	$18,100	$17,850	$17,600
Issuance of new preferred stock	2,700	1,500	4,700	3,800
Redemption of preferred stock	—	(3,250)	(3,500)	(5,050)
Balance, end of period	$19,050	$16,350	$19,050	$16,350
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,870	$108,816	$109,148	$108,986
Employee benefit plans	175	174	(110)	37
Other	(4)	10	3	(23)
Balance, end of period	$109,041	$109,000	$109,041	$109,000
Retained earnings
Balance, beginning of period	$211,674	$202,913	$206,294	$198,905
Citigroup’s net income	3,752	3,238	11,835	9,826
Common dividends(1)	(1,118)	(1,089)	(3,253)	(3,143)
Preferred dividends	(274)	(277)	(830)	(798)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	—	(15)	(12)	(20)
Balance, end of period	$214,034	$204,770	$214,034	$204,770
Treasury stock, at cost
Balance, beginning of period	$(79,886)	$(74,842)	$(76,842)	$(75,238)
Employee benefit plans(2)	4	2	736	898
Excise tax on share repurchases(3)	(50)	—	(76)	—
Treasury stock acquired	(5,000)	(1,000)	(8,750)	(1,500)
Balance, end of period	$(84,932)	$(75,840)	$(84,932)	$(75,840)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(43,786)	$(46,677)	$(47,852)	$(44,800)
Citigroup’s total other comprehensive income (loss)	(384)	1,480	3,682	(397)
Balance, end of period	$(44,170)	$(45,197)	$(44,170)	$(45,197)
Total Citigroup common stockholders’ equity	$193,973	$192,733	$193,973	$192,733
Total Citigroup stockholders’ equity	$213,023	$209,083	$213,023	$209,083
Noncontrolling interests
Balance, beginning of period	$908	$834	$768	$798
Transactions between Citigroup and the noncontrolling interests	—	—	(10)	(9)
Net income attributable to noncontrolling interests	38	35	95	117
Distributions paid to noncontrolling interests	(92)	(90)	(106)	(94)
Other comprehensive income (loss) attributable to noncontrolling interests	5	40	112	7
Other	(5)	—	(5)	—
Net change in noncontrolling interests	$(54)	$(15)	$86	$21
Balance, end of period	$854	$819	$854	$819
Total equity	$213,877	$209,902	$213,877	$209,902

(1)    Common dividends declared were $0.60 per share for 3Q25, $0.56 per share for both 1Q25 and 2Q25, $0.56 per share for 3Q24 and $0.53 per share for both 1Q24 and 2Q24.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(3)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2025	2024
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,930	$9,943
Net income attributable to noncontrolling interests	95	117
Citigroup’s net income	$11,835	$9,826
Income (loss) from discontinued operations, net of taxes	(2)	(2)
Income from continuing operations—excluding noncontrolling interests	$11,837	$9,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	184	—
Depreciation and amortization	3,270	3,292
Deferred income taxes	227	(1,574)
Provisions for credit losses and for benefits and claims	8,045	7,516
Goodwill impairment	726	—
Realized gains from sales of investments	(364)	(210)
Impairment losses on investments and other assets	120	92
Change in trading account assets	(119,637)	(46,456)
Change in trading account liabilities	26,397	(12,811)
Change in brokerage receivables net of brokerage payables	(2,156)	7,909
Change in loans held-for-sale (HFS)	312	(3,211)
Change in other assets	(10,345)	(4,327)
Change in other liabilities(2)	44	(7,663)
Other, net	(12,847)	3,150
Total adjustments	$(106,024)	$(54,293)
Net cash provided by (used in) operating activities of continuing operations	$(94,187)	$(44,465)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(47,285)	$59,772
Change in loans	(53,268)	(10,257)
Purchase of portfolio of consumer loans	—	(700)
Proceeds from sales and securitizations of loans	3,743	3,368
Available-for-sale (AFS) debt securities
Purchases of investments	(209,028)	(181,245)
Proceeds from sales of investments	70,604	40,839
Proceeds from maturities of investments	133,729	164,025
Held-to-maturity (HTM) debt securities
Purchases of investments	(5,134)	(11,878)
Proceeds from maturities of investments	50,468	17,340
Capital expenditures on premises and equipment and capitalized software	(4,889)	(4,812)
Proceeds from sales of premises and equipment and repossessed assets	24	201
Other, net	2,084	1,848
Net cash provided by (used in) investing activities of continuing operations	$(58,952)	$78,501

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2025	2024
Cash flows from financing activities of continuing operations
Dividends paid	$(4,021)	$(3,885)
Issuance of preferred stock	4,690	3,786
Redemption of preferred stock	(3,500)	(5,050)
Treasury stock acquired(3)	(8,750)	(1,506)
Stock tendered for payment of withholding taxes	(775)	(448)
Change in securities loaned and sold under agreements to repurchase	94,971	270
Issuance of long-term debt	96,296	78,163
Payments and redemptions of long-term debt	(77,975)	(67,529)
Change in deposits	105,559	1,318
Change in short-term borrowings	6,255	3,883
Net cash provided by (used in) financing activities of continuing operations	$212,750	$9,002
Effect of exchange rate changes on cash, due from banks and deposits with banks	$11,917	$(876)
Change in cash, due from banks and deposits with banks	71,528	42,162
Cash, due from banks and deposits with banks at beginning of period	276,532	260,932
Cash, due from banks and deposits with banks at end of period	$348,060	$303,094
Cash and due from banks (including segregated cash and other deposits)	$23,545	$25,266
Deposits with banks, net of allowance	324,515	277,828
Cash, due from banks and deposits with banks at end of period	$348,060	$303,094
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes(4)	$4,716	$4,464
Cash paid during the period for interest	60,667	67,152
Non-cash investing activities(1)(5)
Decrease in net loans associated with divestitures reclassified to HFS	$1,680	$—
Transfers to loans HFS (Other assets) from loans HFI	3,254	3,861
Non-cash financing activities(1)
Decrease in deposits associated with divestitures reclassified to HFS	$6,088	$—

(1)    See Note 2.
(2)    Includes balances related to the FDIC special assessment (see Note 18 to the Consolidated Financial Statements in Citi’s 2024 10-K) and restructuring charges (see Note 9).
(3)    Balances based on transaction date.
(4)    Includes net cash paid (received) for purchases and sales of nonrefundable, transferable tax credits.
(5)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 for more information and balances as of September 30, 2025.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (First Quarter of 2025 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Second Quarter of 2025 Form 10-Q).
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

ACCOUNTING CHANGES

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance requires that public business entities disclose on an annual basis a tabular rate reconciliation in eight specific categories disaggregated by nature and for foreign tax effects by each jurisdiction that meets a 5% of pretax income multiplied by the applicable statutory tax rate or greater threshold annually. The eight categories include state and local income taxes, net of federal income tax effect; foreign tax effects; enactment of new tax laws; enactment of new tax credits; effect of cross-border tax laws; valuation allowances; nontaxable items and nondeductible items; and changes in unrecognized tax benefits. Additional disclosures include qualitative description of the state and local jurisdictions that contribute to the majority (greater than 50%) of the effect of the state and local income tax category and explanation of the nature and effect of changes in individual reconciling items. The guidance also requires entities annually to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and by jurisdiction identified based on the same 5% quantitative threshold.
The standard is effective for fiscal years beginning after December 15, 2024. The transition method is prospective with the retrospective method permitted. Citi plans to adopt the ASU for the year ending December 31, 2025.

See Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for a discussion of 2024 accounting changes.

FUTURE ACCOUNTING CHANGES

Accounting for Internal-Use Software Costs
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, intended to modernize the internal-use software guidance, primarily by eliminating accounting consideration of software project development stages and enhancing the guidance around the “probable-to-complete” threshold in determining when capitalization of internal-use software costs begins. The ASU will be effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Citi is currently assessing the impact and approach toward adopting this ASU.

Derivatives Scope Refinements and Scope Clarification for Share-Based Non-Cash Consideration from a Customer in a Revenue Contract
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments in the ASU exclude from derivative accounting certain non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments also clarify that an entity should apply the guidance in Topic 606, including the guidance on non-cash consideration, to a contract with share-based non-cash consideration from a customer for the transfer of goods or services. The transition method is prospective with the modified retrospective method permitted. The amendments will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Citi is currently evaluating the impact of the amendments.
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

Significant Disposals
As of September 30, 2025, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises: Australia closed in the second quarter of 2022, the Philippines closed in the third quarter of 2022, Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022, India and Vietnam closed in the first quarter of 2023, Taiwan closed in the third quarter of 2023 and Indonesia closed in the fourth quarter of 2023.
In the second quarter of 2025, the following transaction was identified as a significant disposal that was recorded within All Other—Legacy Franchises, including the assets and liabilities that were reclassified to held-for-sale (HFS) within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to the business.

Agreement to Sell Poland Consumer Banking Business
On May 27, 2025, Citi entered into an agreement to sell its Poland consumer banking business, which is part of All Other—Legacy Franchises. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to close by mid-2026. Beginning in the second quarter of 2025, Citi reported the business as HFS. In the second and third quarters of 2025, Citi recognized a pretax loss on sale of approximately $184 million recorded in Other revenue ($155 million after-tax), subject to closing adjustments.
Income before taxes, excluding the pretax loss on sale, for the Poland consumer banking business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Income before taxes	$28	$41	$97	$111

The following assets and liabilities related to the Poland consumer banking business were reclassified to HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at September 30, 2025:

In millions of dollars	September 30, 2025
Assets
Cash and deposits with banks(1)	$4,671
Loans (net of allowance of $25 at September 30, 2025)	1,679
Other assets	50
Total assets	$6,400
Liabilities
Deposits	$6,085
Other liabilities	64
Total liabilities	$6,149

(1)    Includes liquidity resources currently composed of approximately $4.6 billion of Deposits with banks. This may transfer as cash and securities at time of closing and is primarily recorded in Markets.

Citi did not have any other significant disposals as of September 30, 2025.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Other Business Exits
Other significant transactions during 2025 included the following:

Agreement to Sell 25% Equity Stake in Banamex
On September 24, 2025, Citi entered into an agreement to sell an equity stake in Grupo Financiero Banamex, S.A. de C.V. (Banamex), which is part of All Other—Legacy Franchises. Under the transaction, a company wholly owned by Fernando Chico Pardo and members of his immediate family will acquire 25% (approximately 520 million shares) of Banamex’s outstanding common shares at a fixed price-to-book value of 0.80 times the local GAAP book value of the shares at closing. The transaction is subject to customary closing conditions, including regulatory approvals in Mexico.

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

	Three Months Ended September 30,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	Services		Markets		Banking
	2025	2024	2025	2024	2025	2024
Net interest income	$3,823	$3,435	$2,251	$1,405	$562	$527
Non-interest revenue	1,540	1,580	3,312	3,412	1,570	1,070
Total revenues, net of interest expense(1)	$5,363	$5,015	$5,563	$4,817	$2,132	$1,597
Compensation expense(2)	$647	$584	$972	$854	$691	$676
Non-compensation expense(1)(3)	2,060	1,991	2,519	2,485	448	440
Total operating expense(1)	$2,707	$2,575	$3,491	$3,339	$1,139	$1,116
Provisions for credit losses and for benefits and claims	$61	$127	$32	$141	$157	$177
Provision (benefits) for income taxes	776	630	457	248	201	68
Income (loss) from continuing operations	1,819	1,683	1,583	1,089	635	236
Identifiable assets (September 30, 2025 and December 31, 2024)	$627	$584	$1,182	$949	$141	$143
Average loans	94	87	147	119	81	88
Average deposits	893	825	20	19	1	1

In millions of dollars, except identifiable assets, average loans and average deposits in billions	Wealth		USPB
	2025	2024	2025	2024
Net interest income	$1,332	$1,233	$5,694	$5,293
Non-interest revenue	832	762	(363)	(329)
Total revenues, net of interest expense(1)	$2,164	$1,995	$5,331	$4,964
Compensation expense(2)	$633	$634	$531	$544
Non-compensation expense(1)(3)	1,021	960	1,834	1,832
Total operating expense(1)	$1,654	$1,594	$2,365	$2,376
Provisions for credit losses and for benefits and claims	$30	$33	$1,842	$1,909
Provision (benefits) for income taxes	106	85	266	157
Income (loss) from continuing operations	374	283	858	522
Identifiable assets (September 30, 2025 and December 31, 2024)	$232	$224	$252	$252
Average loans	151	150	220	210
Average deposits	315	316	90	85

In millions of dollars, except identifiable assets, average loans and average deposits in billions	All Other(4)		Reconciling Items(4)		Total Citi
	2025	2024	2025	2024	2025	2024
Net interest income	$1,278	$1,469	$—	$—	$14,940	$13,362
Non-interest revenue	257	351	2	1	7,150	6,847
Total revenues, net of interest expense(1)	$1,535	$1,820	$2	$1	$22,090	$20,209
Total operating expense(1)	$2,168	$2,077	$766	$67	$14,290	$13,144
Provisions for credit losses and for benefits and claims	$331	$289	$(3)	$(1)	$2,450	$2,675
Provision (benefits) for income taxes	(263)	(52)	16	(20)	1,559	1,116
Income (loss) from continuing operations	(701)	(494)	(777)	(45)	3,791	3,274
Identifiable assets (September 30, 2025 and December 31, 2024)	$208	$201			$2,642	$2,353
Average loans	32	33			725	687
Average deposits	63	65			1,382	1,311

	Nine Months Ended September 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking
	2025	2024	2025	2024	2025	2024
Net interest income	$10,951	$9,977	$7,166	$5,149	$1,583	$1,636
Non-interest revenue	4,363	4,476	10,262	10,111	4,422	3,324
Total revenues, net of interest expense(1)	$15,314	$14,453	$17,428	$15,260	$6,005	$4,960
Compensation expense(2)	$1,920	$1,780	$2,982	$2,728	$2,018	$2,095
Non-compensation expense(1)(3)	6,050	6,187	7,486	7,300	1,292	1,331
Total operating expense(1)	$7,970	$7,967	$10,468	$10,028	$3,310	$3,426
Provisions for credit losses and for benefits and claims	$465	$164	$341	$329	$544	$16
Provision (benefits) for income taxes	2,002	1,626	1,492	924	513	346
Income (loss) from continuing operations	4,877	4,696	5,127	3,979	1,638	1,172
Average loans	$92	$84	$137	$119	$82	$89
Average deposits	859	812	18	23	—	1

In millions of dollars, except average loans and average deposits in billions	Wealth		USPB
	2025	2024	2025	2024
Net interest income	$3,884	$3,261	$16,706	$15,622
Non-interest revenue	2,542	2,228	(1,028)	(717)
Total revenues, net of interest expense(1)	$6,426	$5,489	$15,678	$14,905
Compensation expense(2)	$1,921	$1,907	$1,622	$1,661
Non-compensation expense(1)(3)	2,930	2,858	5,566	5,520
Total operating expense(1)	$4,851	$4,765	$7,188	$7,181
Provisions for credit losses and for benefits and claims	$102	$(146)	$5,538	$6,428
Provision (benefits) for income taxes	321	202	700	306
Income (loss) from continuing operations	1,152	668	2,252	990
Average loans	$149	$150	$218	$207
Average deposits	311	316	90	93

In millions of dollars, except average loans and average deposits in billions	All Other(4)		Reconciling Items(4)		Total Citi
	2025	2024	2025	2024	2025	2024
Net interest income	$3,837	$4,717	$—	$—	$44,127	$40,362
Non-interest revenue	841	1,451	(175)	22	21,227	20,895
Total revenues, net of interest expense(1)	$4,678	$6,168	$(175)	$22	$65,354	$61,257
Total operating expense(1)	$6,668	$6,868	$837	$262	$41,292	$40,497
Provisions for credit losses and for benefits and claims	$1,064	$718	$(9)	$7	$8,045	$7,516
Provision (benefits) for income taxes	(912)	(29)	(31)	(76)	4,085	3,299
Income (loss) from continuing operations	(2,142)	(1,389)	(972)	(171)	11,932	9,945
Average loans	$31	$33			$709	$682
Average deposits	65	71			1,343	1,316

(1)    Effective January 1, 2025, certain transaction processing fees paid by Citi, primarily to credit card networks, reported within USPB, Services, Wealth and All Other—Legacy Franchises (Mexico Consumer/SBMM and Asia Consumer), which were previously presented within Other operating expenses, are presented as contra-revenue within Commissions and fees reported in Non-interest revenue. Prior periods were conformed to reflect this change in presentation.
(2)    Excludes allocations of Compensation and benefits expense related to services provided by Corporate/Other within All Other, which are allocated from All Other to each segment, as applicable, through the non-compensation expense line.
(3)    Non-compensation expense for each segment includes allocated compensation and benefits-related costs from Corporate/Other within All Other to the respective segments, and expenses related to Technology/communication, Transactional and product servicing, Premises and equipment, Professional services, Advertising and marketing and Other operating (all of which include certain overhead expenses).
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

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025(1)	2024(2)	2025(3)	2024(4)
Total reportable business segments and All Other—income from continuing operations(5)	$4,568	$3,319	$12,904	$10,116
Divestiture-related impact on:
Total revenues, net of interest expense	2	1	(175)	22
Total operating expenses	766	67	837	262
Provision (release) for credit losses	(3)	(1)	(9)	7
Provision (benefits) for income taxes	16	(20)	(31)	(76)
Income from continuing operations	$3,791	$3,274	$11,932	$9,945

(1)    The three months ended September 30, 2025 includes approximately $766 million in operating expenses (approximately $744 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and separation costs in Mexico.
(2)    The three months ended September 30, 2024 includes approximately $67 million in operating expenses (approximately $46 million after-tax), primarily driven by separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(3)    The nine months ended September 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), driven by the announced sale of the Poland consumer banking business; and (ii) approximately $837 million in operating expenses (approximately $793 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and separation costs in Mexico and severance costs in the Asia exit markets (approximately $89 million (approximately $62 million after-tax)).
(4)    The nine months ended September 30, 2024 includes approximately $262 million in operating expenses (approximately $181 million after-tax), primarily related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
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

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Interest income
Consumer loans	$10,150	$10,051	$29,679	$29,629
Corporate loans	5,243	5,754	15,404	17,200
Loan interest, including fees	$15,393	$15,805	$45,083	$46,829
Deposits with banks	3,435	3,050	9,479	8,407
Securities borrowed and purchased under agreements to resell	7,003	7,293	19,915	22,326
Investments, including dividends	4,170	4,683	12,542	14,353
Trading account assets(1)	5,289	4,451	15,480	13,082
Other interest-bearing assets(2)	1,400	1,174	3,716	3,669
Total interest income	$36,690	$36,456	$106,215	$108,666
Interest expense
Deposits	$9,163	$10,319	$26,286	$30,965
Securities loaned and sold under agreements to repurchase	7,356	7,328	20,550	21,256
Trading account liabilities(1)	755	792	2,260	2,417
Short-term borrowings and other interest-bearing liabilities(3)	1,933	2,009	5,459	5,873
Long-term debt	2,543	2,646	7,533	7,793
Total interest expense	$21,750	$23,094	$62,088	$68,304
Net interest income	$14,940	$13,362	$44,127	$40,362
Provision for credit losses on loans	2,259	2,382	7,297	7,163
Net interest income after provision for credit losses on loans	$12,681	$10,980	$36,830	$33,199

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
The following table presents Commissions and fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Investment banking(1)	$1,128	$944	$3,171	$2,692
Brokerage commissions(2)	730	653	2,135	1,895
Credit and bank card income(3)
Interchange fees(4)	3,055	2,946	8,930	8,772
Card-related loan fees	187	162	529	439
Card rewards and partner payments	(3,384)	(3,187)	(9,845)	(9,292)
Deposit-related fees(5)	352	324	1,018	1,005
Transactional service fees(6)	377	344	1,112	1,043
Corporate finance(7)	177	164	521	512
Insurance distribution revenue(8)	80	76	240	238
Insurance premiums(9)	23	23	76	72
Loan servicing	21	19	68	54
Other	142	121	385	350
Total(10)	$2,888	$2,589	$8,340	$7,780

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $46 million and $137 million of revenue related to variable consideration for the three and nine months ended September 30, 2025, and $43 million and $129 million for the three and nine months ended September 30, 2024, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USPB and Services.
(4)    See footnote 1 to the Consolidated Statement of Income above for the description of a change in presentation. Interchange fees are presented net of certain transaction processing fees paid by Citi, primarily to credit card networks, for the periods presented.
(5)    Deposit-related fees are earned primarily by Services and USPB.
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
(10)    Commissions and fees include $(3.0) billion and $(8.6) billion not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and nine months ended September 30, 2025, and $(2.8) billion and $(8.2) billion for the three and nine months ended September 30, 2024, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K for additional information on Citi’s administration and other fiduciary fees.
The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Custody fees(1)	$551	$520	$1,597	$1,562
Fiduciary fees(2)	431	403	1,286	1,183
Guarantee fees	135	136	402	397
Total administration and other fiduciary fees(3)	$1,117	$1,059	$3,285	$3,142

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $135 million and $136 million for the three months ended September 30, 2025 and 2024, and $402 million and $397 million for the nine months ended September 30, 2025 and 2024, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

6. PRINCIPAL TRANSACTIONS

The table below consists of realized and unrealized gains and losses presented in Principal transactions. Activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk (as such, the trading desks can be periodically reorganized and thus the risk categories).
Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives. These adjustments are discussed further in Note 23.

For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the U.S. dollar as their functional currency, the effects of changes in exchange rates are included in Principal transactions, along with the related effects of any qualifying and economic hedges.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses, while others are presented net in Principal transactions.
Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of the profitability of trading activities (see Note 4 for information about net interest income related to trading activities).

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Interest rate risks(1)(2)	$322	$615	$1,465	$1,625
Foreign exchange risks(2)(3)	1,545	1,238	4,572	3,877
Equity risks(4)(5)	807	596	1,997	1,840
Commodity and other risks(6)	219	383	850	1,007
Credit products and risks(7)	(121)	3	(99)	307
Total	$2,772	$2,835	$8,785	$8,656

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
(2)    Effective July 1, 2025, gains and losses on certain economic and qualifying hedging derivatives and foreign currency transactions, which were previously presented within Other revenue, are presented within Principal transactions. Prior periods were conformed to reflect this change in presentation.
(3)    Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as foreign currency translation gains and losses.
(4)    Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes and exchange-traded and OTC equity options and warrants.
(5)    The nine months ended September 30, 2024 include an approximate $400 million episodic gain related to the Visa B exchange.
(6)    Primarily includes revenues from crude oil, refined oil products, natural gas, metals and other commodities trades.
(7)    Includes revenues from corporate debt, secondary trading loans, mortgage securities, single name and index credit default swaps, and structured credit products.

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first, second and third quarters of 2025.

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

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$28	$28	$—	$—	$1	$—
Interest cost on benefit obligation	119	119	108	105	4	4	30	25
Expected return on assets	(150)	(150)	(96)	(80)	(3)	(3)	(19)	(19)
Amortization of unrecognized:
Prior service cost (benefit)	—	—	(1)	(1)	(2)	(2)	(2)	(1)
Net actuarial loss (gain)	49	43	17	18	(3)	(2)	3	3
Settlement loss(1)	—	—	—	4	—	—	—	—
Total net expense (benefit)	$18	$12	$56	$74	$(4)	$(3)	$13	$8

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$82	$87	$—	$—	$1	$1
Interest cost on benefit obligation	356	355	314	323	11	12	87	82
Expected return on assets	(451)	(453)	(278)	(249)	(8)	(8)	(54)	(61)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(3)	(3)	(7)	(7)	(5)	(5)
Net actuarial loss (gain)	147	134	49	61	(9)	(7)	8	8
Settlement loss(1)	—	—	—	6	—	—	—	—
Total net expense (benefit)	$53	$37	$164	$225	$(13)	$(10)	$37	$25

(1)Settlement loss relates to divestiture activities.

Contributions
The following table summarizes the Company’s expected contributions for 2025 and the actual contributions made in 2024:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans(2)		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Company contributions(3) expected to be made during the year, and made during the prior year	$63	$59	$93	$763	$5	$8	$11	$9

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)The Company made a discretionary contribution of approximately $600 million to a pension plan in Mexico Consumer/SBMM during the fourth quarter of 2024.
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
Citi has recorded net restructuring charges of approximately $1.030 billion program to date.
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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Beginning balance at January 1, 2023	$—	$—	$—
Restructuring charges	$687	$94	$781
Change in estimate(1)	—	—	—
Net restructuring charges	$687	$94	$781
Payments and utilization	$—	$(69)	$(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charges	$354	$54	$408
Change in estimate(1)(2)	(146)	(3)	(149)
Net restructuring charges	$208	$51	$259
Payments and utilization	$(860)	$(76)	$(936)
Foreign exchange	7	—	7
Balance at December 31, 2024	$42	$—	$42
Restructuring charges	$1	$—	$1
Change in estimate(1)	(4)	—	(4)
Net restructuring charges	$(3)	$—	$(3)
Payments and utilization	$(13)	$—	$(13)
Foreign exchange	(6)	—	(6)
Balance at March 31, 2025	$20	$—	$20
Restructuring charges	$—	$—	$—
Change in estimate(1)	(2)	—	(2)
Net restructuring charges	$(2)	$—	$(2)
Payments and utilization	$(8)	$—	$(8)
Foreign exchange	1	—	1
Balance at June 30, 2025	$11	$—	$11
Restructuring charges	$—	$—	$—
Change in estimate(1)	(5)	—	(5)
Net restructuring charges	$(5)	$—	$(5)
Payments and utilization	$(2)	$—	$(2)
Foreign exchange	—	—	—
Balance at September 30, 2025	$4	$—	$4

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2025	2024	2025	2024
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,791	$3,274	$11,932	$9,945
Less: Noncontrolling interests from continuing operations	38	35	95	117
Net income from continuing operations (for EPS purposes)	$3,753	$3,239	$11,837	$9,828
Loss from discontinued operations, net of taxes	(1)	(1)	(2)	(2)
Citigroup’s net income	$3,752	$3,238	$11,835	$9,826
Less: Preferred dividends	274	277	830	798
Net income available to common shareholders	$3,478	$2,961	$11,005	$9,028
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	40	56	133	133
Net income allocated to common shareholders for basic EPS	$3,438	$2,905	$10,872	$8,895
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,820.3	1,899.9	1,851.7	1,906.0
Basic earnings per share
Income from continuing operations	$1.89	$1.53	$5.87	$4.67
Discontinued operations	—	—	—	—
Net income per share—basic(2)	$1.89	$1.53	$5.87	$4.67
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$3,438	$2,905	$10,872	$8,895
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	20	20	56	54
Net income allocated to common shareholders for diluted EPS	$3,458	$2,925	$10,928	$8,949
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,820.3	1,899.9	1,851.7	1,906.0
Effect of dilutive securities(3)
Other employee plans	42.3	40.4	40.1	37.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,862.6	1,940.3	1,891.8	1,943.1
Diluted earnings per share
Income from continuing operations	$1.86	$1.51	$5.78	$4.61
Discontinued operations	—	—	—	—
Net income per share—diluted(2)	$1.86	$1.51	$5.78	$4.61

(1)The total for this line includes dividends and undistributed earnings ($40 million combined for 3Q25) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the nine months ended September 30, 2025 and 2024, there were no weighted-average options outstanding.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2025	December 31, 2024
Securities purchased under agreements to resell	$242,379	$192,950
Securities borrowed	78,976	81,115
Total, net(1)	$321,355	$274,065
Allowance for credit losses on securities purchased and borrowed(2)	(8)	(3)
Total, net of allowance	$321,347	$274,062

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$327,517	$239,767
Securities loaned	22,209	14,988
Total, net(1)	$349,726	$254,755

(1)    The above tables do not include securities-for-securities lending transactions of $4.9 billion and $5.2 billion at September 30, 2025 and December 31, 2024, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of September 30, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$644,654	$402,275	$242,379	$236,767	$5,612
Securities borrowed	109,103	30,127	78,976	30,011	48,965
Total	$753,757	$432,402	$321,355	$266,778	$54,577

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$729,792	$402,275	$327,517	$274,754	$52,763
Securities loaned	52,336	30,127	22,209	19,368	2,841
Total	$782,128	$432,402	$349,726	$294,122	$55,604

	As of December 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$516,722	$323,772	$192,950	$186,121	$6,829
Securities borrowed	100,442	19,327	81,115	22,228	58,887
Total	$617,164	$343,099	$274,065	$208,349	$65,716

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$563,539	$323,772	$239,767	$193,714	$46,053
Securities loaned	34,315	19,327	14,988	12,317	2,671
Total	$597,854	$343,099	$254,755	$206,031	$48,724

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$385,121	$201,773	$68,688	$74,210	$729,792
Securities loaned	40,317	525	2,143	9,351	52,336
Total	$425,438	$202,298	$70,831	$83,561	$782,128

	As of December 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$299,527	$154,036	$46,635	$63,341	$563,539
Securities loaned	25,898	213	1,007	7,197	34,315
Total	$325,425	$154,249	$47,642	$70,538	$597,854

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$356,299	$—	$356,299
State and municipal securities	171	26	197
Foreign government securities	204,406	319	204,725
Corporate bonds	24,963	652	25,615
Equity securities	28,664	51,137	79,801
Mortgage-backed securities	108,490	—	108,490
Asset-backed securities	5,470	—	5,470
Other	1,329	202	1,531
Total	$729,792	$52,336	$782,128

	As of December 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$324,233	$40	$324,273
State and municipal securities	183	—	183
Foreign government securities	132,123	1,069	133,192
Corporate bonds	17,467	330	17,797
Equity securities	18,498	32,837	51,335
Mortgage-backed securities	65,279	—	65,279
Asset-backed securities	2,609	23	2,632
Other	3,147	16	3,163
Total	$563,539	$34,315	$597,854

12. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 13 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2025	December 31, 2024
Receivables from customers	$23,747	$18,512
Receivables from brokers, dealers and clearing organizations	52,245	32,329
Total brokerage receivables(1)	$75,992	$50,841
Payables to customers	$65,342	$51,993
Payables to brokers, dealers and clearing organizations	24,254	14,608
Total brokerage payables(1)	$89,596	$66,601

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2025	December 31, 2024
Debt securities available-for-sale (AFS)	$246,227	$226,876
Debt securities held-to-maturity (HTM)(1)	197,092	242,382
Marketable equity securities carried at fair value(2)	202	151
Non-marketable equity securities carried at fair value(2)(3)	482	427
Non-marketable equity securities measured using the measurement alternative(4)	1,545	1,574
Non-marketable equity securities carried at cost(5)	5,184	5,247
Total investments(6)	$450,732	$476,657

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $34 million and $23 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at September 30, 2025 and December 31, 2024, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended September 30, 2025 and 2024.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Taxable interest	$4,033	$4,513	$12,076	$13,841
Interest exempt from U.S. federal income tax	65	78	220	239
Dividend income	72	92	246	273
Total interest and dividend income on investments	$4,170	$4,683	$12,542	$14,353

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Gross realized investment gains	$120	$108	$406	$394
Gross realized investment losses	(15)	(36)	(42)	(184)
Net realized gains on sales of investments	$105	$72	$364	$210

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2025					December 31, 2024
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed(2)	$36,360	$76	$763	$—	$35,673	$30,208	$40	$942	$—	$29,306
Residential	974	1	1	—	974	626	—	2	—	624
Commercial	1	—	—	—	1	1	—	—	—	1
Total mortgage-backed securities	$37,335	$77	$764	$—	$36,648	$30,835	$40	$944	$—	$29,931
U.S. Treasury and federal agency securities
U.S. Treasury	$37,063	$69	$114	$—	$37,018	$52,630	$13	$264	$—	$52,379
Total U.S. Treasury and federal agency securities	$37,063	$69	$114	$—	$37,018	$52,630	$13	$264	$—	$52,379
State and municipal	$1,758	$6	$73	$—	$1,691	$1,749	$12	$103	$—	$1,658
Foreign government	161,199	1,018	576	—	161,641	134,002	444	1,087	—	133,359
Corporate	5,412	34	70	4	5,372	4,923	19	122	6	4,814
Asset-backed securities(1)	860	4	2	—	862	856	3	11	—	848
Other debt securities	2,994	1	—	—	2,995	3,887	1	1	—	3,887
Total debt securities AFS	$246,621	$1,209	$1,599	$4	$246,227	$228,882	$532	$2,532	$6	$226,876

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost includes unallocated portfolio-layer cumulative basis adjustments of $0.3 billion and $(0.2) billion as of September 30, 2025 and December 31, 2024, respectively. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $161 million and $(555) million, respectively, as of September 30, 2025. Gross unrealized gains and gross unrealized (losses) on mortgage-backed securities excluding the effect of unallocated portfolio-layer hedges cumulative basis adjustments were $35 million and $(1,129) million, respectively, as of December 31, 2024.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2025
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,579	$219	$9,345	$544	$26,924	$763
Residential	31	—	481	1	512	1
Commercial	—	—	1	—	1	—
Total mortgage-backed securities	$17,610	$219	$9,827	$545	$27,437	$764
U.S. Treasury and federal agency securities
U.S. Treasury	$14,391	$58	$1,507	$56	$15,898	$114
Total U.S. Treasury and federal agency securities	$14,391	$58	$1,507	$56	$15,898	$114
State and municipal	$644	$25	$582	$48	$1,226	$73
Foreign government	45,850	223	13,947	353	59,797	576
Corporate	416	28	1,557	42	1,973	70
Asset-backed securities	299	2	—	—	299	2
Other debt securities	460	—	120	—	580	—
Total debt securities AFS	$79,670	$555	$27,540	$1,044	$107,210	$1,599
December 31, 2024
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$16,690	$255	$8,484	$687	$25,174	$942
Residential	375	1	216	1	591	2
Commercial	—	—	1	—	1	—
Total mortgage-backed securities	$17,065	$256	$8,701	$688	$25,766	$944
U.S. Treasury and federal agency securities
U.S. Treasury	$13,660	$166	$1,710	$98	$15,370	$264
Total U.S. Treasury and federal agency securities	$13,660	$166	$1,710	$98	$15,370	$264
State and municipal	$855	$72	$335	$31	$1,190	$103
Foreign government	49,384	487	19,719	600	69,103	1,087
Corporate	455	45	2,444	77	2,899	122
Asset-backed securities	388	11	—	—	388	11
Other debt securities	1,098	—	939	1	2,037	1
Total debt securities AFS	$82,905	$1,037	$33,848	$1,495	$116,753	$2,532

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2025
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$7	$7
After 1 but within 5 years	1,229	1,225
After 5 but within 10 years	684	670
After 10 years	35,122	34,746
Total(2)	$37,042	$36,648
U.S. Treasury and federal agency securities
Due within 1 year	$19,042	$18,990
After 1 but within 5 years	17,777	17,803
After 5 but within 10 years	244	225
After 10 years	—	—
Total	$37,063	$37,018
State and municipal
Due within 1 year	$72	$72
After 1 but within 5 years	98	94
After 5 but within 10 years	382	375
After 10 years	1,206	1,150
Total	$1,758	$1,691
Foreign government
Due within 1 year	$69,045	$68,935
After 1 but within 5 years	87,276	87,919
After 5 but within 10 years	4,297	4,264
After 10 years	581	523
Total	$161,199	$161,641
All other(3)
Due within 1 year	$4,064	$4,057
After 1 but within 5 years	4,592	4,580
After 5 but within 10 years	561	564
After 10 years	49	28
Total	$9,266	$9,229
Total debt securities AFS(2)	$246,328	$246,227

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 21 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Amortized cost excludes unallocated portfolio-layer cumulative basis adjustments of $0.3 billion as of September 30, 2025.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2025
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$67,355	$2	$7,449	$59,908
Non-U.S. residential	—	—	—	—
Commercial	1,221	23	117	1,127
Total mortgage-backed securities	$68,576	$25	$7,566	$61,035
U.S. Treasury securities	$92,790	$—	$3,738	$89,052
State and municipal	8,651	29	568	8,112
Foreign government	771	23	—	794
Asset-backed securities(2)	26,304	88	39	26,353
Total debt securities HTM, net	$197,092	$165	$11,911	$185,346
December 31, 2024
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$72,542	$—	$10,291	$62,251
Non-U.S. residential	—	—	—	—
Commercial	1,247	12	151	1,108
Total mortgage-backed securities	$73,789	$12	$10,442	$63,359
U.S. Treasury securities	$126,142	$—	$6,934	$119,208
State and municipal	8,903	27	668	8,262
Foreign government	988	3	—	991
Asset-backed securities(2)	32,560	91	61	32,590
Total debt securities HTM, net	$242,382	$133	$18,105	$224,410

(1)Amortized cost is reported net of ACL of $131 million and $137 million at September 30, 2025 and December 31, 2024, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 21 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2025
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$166	$166
After 1 but within 5 years	954	931
After 5 but within 10 years	1,167	1,105
After 10 years	66,289	58,833
Total	$68,576	$61,035
U.S. Treasury securities
Due within 1 year	$21,941	$21,564
After 1 but within 5 years	70,849	67,488
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$92,790	$89,052
State and municipal
Due within 1 year	$23	$20
After 1 but within 5 years	191	190
After 5 but within 10 years	2,211	2,137
After 10 years	6,226	5,765
Total	$8,651	$8,112
Foreign government
Due within 1 year	$173	$175
After 1 but within 5 years	598	619
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$771	$794
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	5,159	5,165
After 10 years	21,145	21,188
Total	$26,304	$26,353
Total debt securities HTM	$197,092	$185,346

(1)Amortized cost is reported net of ACL of $131 million at September 30, 2025.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
The total amounts of HTM debt securities that were delinquent or on non-accrual status were not significant at September 30, 2025 and December 31, 2024.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of September 30, 2025 and December 31, 2024.

Evaluating Investments for Impairment—AFS Debt Securities
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.
For more information on evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$9	$13	$14	$36
Total impairment losses recognized in earnings	$9	$13	$14	$36

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was immaterial as of September 30, 2025 and December 31, 2024.

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

Below is the carrying value of non-marketable equity securities measured using the measurement alternative:

In millions of dollars	September 30, 2025	December 31, 2024
Measurement alternative:
Carrying value	$1,545	$1,574

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Measurement alternative(1):
Impairment losses	$14	$32	$103	$56
Downward changes for observable prices	2	1	2	2
Upward changes for observable prices	8	25	54	77

(1)     See Note 23 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2025
Measurement alternative:
Impairment losses	$511
Downward changes for observable prices	40
Upward changes for observable prices	1,084

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended September 30, 2025 and 2024, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS

Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2025	December 31, 2024
In North America offices(1)
Commercial and industrial	$59,062	$57,730
Financial institutions	65,116	41,815
Mortgage and real estate(2)	17,885	18,411
Installment and other(3)	22,824	25,529
Lease financing	129	235
Total	$165,016	$143,720
In offices outside North America(1)
Commercial and industrial	$96,624	$92,856
Financial institutions	26,694	27,276
Mortgage and real estate(2)	9,746	8,136
Installment and other(3)	32,349	25,800
Lease financing	44	40
Governments and official institutions	4,751	3,630
Total	$170,208	$157,738
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$335,224	$301,458
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$53	$(72)
Corporate loans, net of unearned income(4)(5)(6)	$335,277	$301,386

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
(4)Corporate loans are net of unearned income of $(1,050) million and $(969) million at September 30, 2025 and December 31, 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2025 and December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three and nine months ended September 30, 2025 and 2024.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.

The Company sold and/or reclassified to held-for-sale $1.3 billion and $3.2 billion of corporate loans during the three and nine months ended September 30, 2025, and $1.5 billion and $3.8 billion of corporate loans during the three and nine months ended September 30, 2024, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2025 or 2024.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$191	$38	$229	$903	$151,982	$153,114
Financial institutions	2	—	2	77	90,061	90,140
Mortgage and real estate	111	160	271	924	26,356	27,551
Lease financing	—	1	1	—	172	173
Other	33	17	50	167	56,159	56,376
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,870
Total(5)	$337	$216	$553	$2,071	$324,730	$335,224

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$183	$35	$218	$542	$147,914	$148,674
Financial institutions	8	—	8	73	68,297	68,378
Mortgage and real estate	6	2	8	567	25,971	26,546
Lease financing	—	1	1	—	275	276
Other	62	16	78	195	49,552	49,825
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,759
Total(5)	$259	$54	$313	$1,377	$292,009	$301,458

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
(5)Excludes $53 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2025 and December 31, 2024, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	September 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$36,056	$10,143	$6,083	$4,389	$1,780	$4,292	$29,446	$92,189
Financial institutions(4)	20,658	5,912	2,311	1,375	546	2,074	46,114	78,990
Mortgage and real estate	3,760	4,942	3,635	2,431	1,678	1,960	418	18,824
Other(5)	11,970	4,052	2,591	2,631	628	2,461	25,755	50,088
Total investment grade	$72,444	$25,049	$14,620	$10,826	$4,632	$10,787	$101,733	$240,091
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,142	$5,546	$3,925	$2,418	$762	$2,573	$20,656	$60,022
Financial institutions(4)	3,475	1,377	791	130	432	205	4,663	11,073
Mortgage and real estate	760	901	1,482	1,317	1,091	1,681	571	7,803
Other(5)	2,051	916	593	214	115	381	2,024	6,294
Non-accrual
Commercial and industrial(4)	72	35	98	54	44	59	541	903
Financial institutions	8	—	—	—	45	—	24	77
Mortgage and real estate	33	10	46	237	203	328	67	924
Other(5)	43	15	20	—	63	5	21	167
Total non-investment grade	$30,584	$8,800	$6,955	$4,370	$2,755	$5,232	$28,567	$87,263
Loans at fair value(6)								$7,870
Corporate loans, net of unearned income(7)	$103,028	$33,849	$21,575	$15,196	$7,387	$16,019	$130,300	$335,224

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,039	$8,101	$5,035	$2,492	$1,225	$4,853	$32,862	$90,607
Financial institutions(4)	13,074	2,136	1,162	326	265	1,500	41,415	59,878
Mortgage and real estate	5,325	3,927	3,269	2,537	1,460	1,533	248	18,299
Other(5)	5,773	2,643	4,036	822	1,156	5,578	24,623	44,631
Total investment grade	$60,211	$16,807	$13,502	$6,177	$4,106	$13,464	$99,148	$213,415
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,937	$5,082	$3,576	$1,583	$318	$2,560	$19,468	$57,524
Financial institutions(4)	4,103	529	255	655	41	355	2,489	8,427
Mortgage and real estate	801	1,112	1,936	1,400	770	1,190	472	7,681
Other(5)	1,227	592	427	261	190	274	2,304	5,275
Non-accrual
Commercial and industrial	43	78	48	17	7	44	305	542
Financial institutions(4)	—	—	—	55	—	—	18	73
Mortgage and real estate	16	2	104	107	28	279	31	567
Other(5)	1	—	1	18	—	19	156	195
Total non-investment grade	$31,128	$7,395	$6,347	$4,096	$1,354	$4,721	$25,243	$80,284
Loans at fair value(6)								$7,759
Corporate loans, net of unearned income(7)	$91,339	$24,201	$19,849	$10,274	$5,460	$18,185	$124,391	$301,458

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)There were no significant revolving line of credit arrangements that converted to term loans during the period.
(3)Held-for-investment loans are accounted for on an amortized cost basis.
(4)Includes certain short-term loans with less than one year in tenor.
(5)Other includes installment and other, lease financing and loans to governments and official institutions.
(6)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.
(7)Excludes $53 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2025 and December 31, 2024, respectively.

Corporate Gross Credit Losses
The table below details gross credit losses recognized during the nine months ended September 30, 2025, by year of loan origination:

	For the Nine Months Ended September 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$12	$4	$—	$—	$—	$6	$97	$119
Financial institutions	—	—	—	—	—	—	9	9
Mortgage and real estate	—	—	—	—	—	9	7	16
Other(1)	6	—	141	—	62	2	21	232
Total	$18	$4	$141	$—	$62	$17	$134	$376

The table below details gross credit losses recognized during the nine months ended September 30, 2024, by year of loan origination:

	For the Nine Months Ended September 30, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$10	$2	$3	$9	$4	$15	$167	$210
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	11	—	—	84	22	155
Other(1)	—	—	—	—	—	16	29	45
Total	$11	$39	$14	$9	$4	$116	$227	$420

(1)    Other includes installment and other, lease financing and loans to governments and official institutions.

Non-Accrual Corporate Loans

	September 30, 2025		December 31, 2024
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$486	$123	$199	$86
Financial institutions	—	—	—	—
Mortgage and real estate	417	29	276	42
Other	31	75	185	174
Total non-accrual corporate loans with specific allowances	$934	$227	$660	$302
Non-accrual corporate loans without specific allowances
Commercial and industrial	$417		$343
Financial institutions	77		73
Mortgage and real estate	507		291
Lease financing	—		—
Other	136		10
Total non-accrual corporate loans without specific allowances	$1,137	N/A	$717	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and nine months ended September 30, 2025 was $3 million and $17 million, and for the three and nine months ended September 30, 2024 was $28 million and $58 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi seeks to modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and nine months ended September 30, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three and Nine Months Ended September 30, 2025
In millions of dollars, except weighted-average term extension	Total modifications balance at September 30, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2025
Commercial and industrial	$76	$76	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$76	$76	$—
Nine Months Ended September 30, 2025
Commercial and industrial	$141	$141	$—	10
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$141	$141	$—

	For the Three and Nine Months Ended September 30, 2024
In millions of dollars, except weighted-average term extension	Total modifications balance at September 30, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2024
Commercial and industrial	$4	$4	$—	6
Financial institutions	—	—	—	—
Mortgage and real estate	49	49	—	6
Other(5)	—	—	—	—
Total	$53	$53	$—
Nine Months Ended September 30, 2024
Commercial and industrial	$107	$107	$—	11
Financial institutions	—	—	—	—
Mortgage and real estate	130	130	—	7
Other(5)	—	—	—	—
Total	$237	$237	$—

(1)The above table reflects activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of September 30, 2025 and 2024.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $105 million and $924 million as of September 30, 2025 and 2024, respectively.
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
(5)Other includes installment and other, lease financing and loans to governments and official institutions.

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty. It includes loans that were modified during the 12 months ended September 30, 2025 and December 31, 2024:

	As of September 30, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$250	$1	$—
Financial institutions	—	—	—	—
Mortgage and real estate	14	14	—	—
Other(2)	—	—	—	—
Total	$265	$264	$1	$—

	As of December 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$251	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	—
Other(2)	—	—	—	—
Total	$356	$356	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to governments and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended September 30, 2025 and 2024. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

CONSUMER LOANS

Consumer loans represent loans and leases managed by USPB, Wealth and All Other—Legacy Franchises (except Mexico SBMM).
Citi has established a risk management process to monitor, evaluate and manage the principal risks associated with its consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores under Fair Isaac Corporation (FICO) and loan-to-value (LTV) ratios, each as discussed in more detail below.

For Citi’s policies related to consumer loans, including non-accrual and charge-off policies, see Note 1 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$116,633	$413	$548	$205	$117,799	$134	$589	$723	$110
Home equity loans(7)(8)	2,848	28	40	—	2,916	22	89	111	—
Credit cards	162,786	2,283	2,377	—	167,446	—	—	—	2,377
Personal, small business and other(9)	32,308	95	31	—	32,434	5	167	172	—
Total	$314,575	$2,819	$2,996	$205	$320,595	$161	$845	$1,006	$2,487
In offices outside North America(5)
Residential mortgages(6)	$23,959	$46	$73	$—	$24,078	$—	$177	$177	$—
Credit cards	13,230	238	286	—	13,754	—	283	283	91
Personal, small business and other(9)	39,450	119	40	—	39,609	—	141	141	—
Total	$76,639	$403	$399	$—	$77,441	$—	$601	$601	$91
Total excluding portfolio-layer hedges cumulative basis adjustments	$391,214	$3,222	$3,395	$205	$398,036	$161	$1,446	$1,607	$2,578
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$592
Total Citigroup(11)(12)					$398,628

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,613	$397	$349	$234	$114,593	$114	$409	$523	$128
Home equity loans(7)(8)	3,060	23	58	—	3,141	25	114	139	—
Credit cards	166,021	2,333	2,705	—	171,059	—	—	—	2,705
Personal, small business and other(9)	33,010	94	50	1	33,155	7	154	161	2
Total	$315,704	$2,847	$3,162	$235	$321,948	$146	$677	$823	$2,835
In offices outside North America(5)
Residential mortgages(6)	$24,358	$38	$60	$—	$24,456	$—	$155	$155	$—
Credit cards	12,523	190	214	—	12,927	—	211	211	72
Personal, small business and other(9)	33,859	100	36	—	33,995	—	121	121	—
Total	$70,740	$328	$310	$—	$71,378	$—	$487	$487	$72
Total excluding portfolio-layer hedges cumulative basis adjustments	$386,444	$3,175	$3,472	$235	$393,326	$146	$1,164	$1,310	$2,907
Unallocated portfolio-layer hedges cumulative basis adjustments(10)					$(224)
Total Citigroup(11)(12)					$393,102

(1)Loans less than 30 days past due are presented as current.
(2)Includes $26 million and $281 million at September 30, 2025 and December 31, 2024, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $25.2 billion and $21.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at September 30, 2025. Excludes delinquencies on $25.9 billion and $17.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2024.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at September 30, 2025 and December 31, 2024, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)Includes approximately $0.1 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.7 billion of residential mortgages outside North America related to Wealth at September 30, 2025. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.1 billion of residential mortgages outside North America related to Wealth at December 31, 2024.
(7)Includes less than $0.1 billion and less than $0.1 billion at September 30, 2025 and December 31, 2024, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of September 30, 2025, Wealth in North America includes $27.4 billion of loans, of which $25.2 billion are classifiably managed with 80% rated investment grade, and Wealth outside North America includes $30.0 billion of loans, of which $21.6 billion are classifiably managed with 54% rated investment grade. As of December 31, 2024, Wealth in North America includes $28.1 billion of loans, of which $25.9 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $25.4 billion of loans, of which $17.6 billion are classifiably managed with 56% rated investment grade. Such loans are presented as “current” above.
(10)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 22.
(11)Consumer loans were net of unearned income of $939 million and $889 million at September 30, 2025 and December 31, 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(12)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at September 30, 2025 and December 31, 2024, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and nine months ended September 30, 2025, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $1.4 billion, respectively. During the three and nine months ended September 30, 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $1.2 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
In North America offices(1)
Residential first mortgages	$3	$2	$7	$7
Home equity loans	1	1	3	4
Personal, small business and other	—	1	1	1
Total	$4	$4	$11	$12
In offices outside North America(1)
Residential mortgages	$3	$2	$7	$7
Personal, small business and other	—	—	1	1
Total	$3	$2	$8	$8
Total Citigroup	$7	$6	$19	$20

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three and nine months ended September 30, 2025, the Company sold and/or reclassified to held-for-sale (HFS) $12 million and $54 million of consumer loans, respectively. During the three and nine months ended September 30, 2024, the Company sold and/or reclassified to HFS $2 million and $61 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the three and nine months ended September 30, 2025 and 2024. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 24), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses HFS (see Note 2).
Except for the acquisition of an approximate $700 million credit card portfolio during the three months ended September 30, 2024, the Company did not have significant purchases of consumer loans classified as held-for-investment for the three and nine months ended September 30, 2025 or 2024.

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

With respect to Citi’s consumer loan portfolio outside of the U.S. as of September 30, 2025 and December 31, 2024 ($79.4 billion and $72.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	September 30, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$91	$1,603	$9,348
2024	151	1,770	8,988
2023	210	2,111	11,884
2022	344	3,022	15,372
2021	346	2,488	14,117
Prior	1,715	6,264	30,830
Total residential first mortgages	$2,857	$17,258	$90,539	$—	$7,145	$117,799
Home equity line of credit (pre-reset)	$240	$702	$1,512
Home equity line of credit (post-reset)	60	76	70
Home equity term loans	40	75	97
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	40	75	96
Total home equity loans	$340	$853	$1,679	$—	$44	$2,916
Credit cards	$22,826	$58,363	$81,063
Revolving loans converted to term loans(3)	1,660	805	155
Total credit cards(4)	$24,486	$59,168	$81,218	$—	$2,002	$166,874
Personal, small business and other
2025	$47	$219	$754
2024	146	349	789
2023	101	173	307
2022	79	95	133
2021	13	17	21
Prior	90	138	136
Total personal, small business and other(5)(6)	$476	$991	$2,140	$25,223	$2,772	$31,602
Total(7)	$28,159	$78,270	$175,576	$25,223	$11,963	$319,191

FICO score distribution—U.S. portfolio	December 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2024	$123	$2,213	$10,308
2023	223	2,451	12,936
2022	354	3,272	16,034
2021	312	2,745	14,651
2020	298	1,990	12,245
Prior	1,473	5,034	20,573
Total residential first mortgages	$2,783	$17,705	$86,747	$—	$7,358	$114,593
Home equity line of credit (pre-reset)	$266	$764	$1,597
Home equity line of credit (post-reset)	58	80	75
Home equity term loans	45	87	114
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	45	86	111
Total home equity loans	$369	$931	$1,786	$—	$55	$3,141
Credit cards	$22,855	$59,574	$83,935
Revolving loans converted to term loans(3)	1,462	668	129
Total credit cards(4)	$24,317	$60,242	$84,064	$—	$1,874	$170,497
Personal, small business and other
2024	$96	$398	$1,219
2023	132	282	577
2022	131	180	271
2021	28	38	54
2020	2	2	4
Prior	94	152	150
Total personal, small business and other(5)(6)	$483	$1,052	$2,275	$25,860	$2,730	$32,400
Total(7)	$27,952	$79,930	$174,872	$25,860	$12,017	$320,631

(1)    These personal, small business and other loans without a FICO score available include $25.2 billion and $25.9 billion of Private Bank loans as of September 30, 2025 and December 31, 2024, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of September 30, 2025 and December 31, 2024, approximately 80% and 83% of these loans, respectively, were rated investment grade.
(2)    FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)    Not included in the tables above are $50 million and $33 million of revolving credit card loans outside of the U.S. that were converted to term loans as of September 30, 2025 and December 31, 2024, respectively.
(4)    Excludes $572 million and $562 million of balances related to Canada for September 30, 2025 and December 31, 2024, respectively.
(5)    Excludes $833 million and $755 million of balances related to Canada for September 30, 2025 and December 31, 2024, respectively.
(6)    Includes approximately $16 million and $22 million of personal revolving loans that were converted to term loans for September 30, 2025 and December 31, 2024, respectively.
(7)    Excludes $592 million and $(224) million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2025 and December 31, 2024, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the nine months ended September 30, 2025 and 2024, by year of loan origination:

In millions of dollars	Nine Months Ended September 30, 2025
Residential first mortgages
2025	$—
2024	5
2023	3
2022	12
2021	4
Prior	43
Total residential first mortgages	$67
Home equity line of credit (pre-reset)	$4
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$5
Credit cards	$7,034
Revolving loans converted to term loans	230
Total credit cards	$7,264
Personal, small business and other
2025	$129
2024	190
2023	129
2022	73
2021	29
Prior	113
Total personal, small business and other	$663
Total Citigroup	$7,999

In millions of dollars	Nine Months Ended September 30, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	27
Total residential first mortgages	$28
Home equity line of credit (pre-reset)	$5
Home equity line of credit (post-reset)	1
Home equity term loans	1
Total home equity loans	$7
Credit cards	$6,787
Revolving loans converted to term loans	188
Total credit cards	$6,975
Personal, small business and other
2024	$101
2023	152
2022	131
2021	51
2020	20
Prior	129
Total personal, small business and other	$584
Total Citigroup	$7,594

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

LTV distribution—U.S. portfolio(1)	September 30, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$8,458	$2,741	$—
2024	9,059	2,166	1
2023	13,389	1,289	3
2022	18,429	1,397	24
2021	17,742	281	6
Prior	41,403	402	28
Total residential first mortgages	$108,480	$8,276	$62	$981	$117,799
Home equity loans (pre-reset)	$2,380	$42	$34
Home equity loans (post-reset)	383	13	22
Total home equity loans	$2,763	$55	$56	$42	$2,916
Total(2)	$111,243	$8,331	$118	$1,023	$120,715

LTV distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$9,196	$3,550	$1
2023	13,973	2,036	2
2022	18,546	2,078	42
2021	18,247	472	33
2020	15,434	226	1
Prior	28,797	351	25
Total residential first mortgages	$104,193	$8,713	$104	$1,583	$114,593
Home equity loans (pre-reset)	$2,514	$26	$45
Home equity loans (post-reset)	435	3	9
Total home equity loans	$2,949	$29	$54	$109	$3,141
Total(2)	$107,142	$8,742	$158	$1,692	$117,734

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $592 million and $(224) million of unallocated portfolio-layer cumulative basis adjustments at September 30, 2025 and December 31, 2024, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	September 30, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$1,847	$165	$—
2024	2,805	341	—
2023	2,100	598	346
2022	2,337	556	539
2021	2,244	534	499
Prior	8,107	449	127
Total	$19,440	$2,643	$1,511	$484	$24,078

LTV distribution—outside of U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,808	$421	$—
2023	2,406	654	412
2022	2,579	462	698
2021	2,505	426	657
2020	1,739	326	176
Prior	7,642	148	8
Total	$19,679	$2,437	$1,951	$389	$24,456

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of September 30, 2025 and December 31, 2024, mortgage portfolios outside of the U.S. had an average LTV of approximately 57% and 58%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at September 30, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	3Q25 NCL ratio	3Q24 NCL ratio
Residential mortgages(3)	$24,078	$—	$24,078	0.19%	0.30%	0.10%	0.03%
Credit cards	13,754	—	13,754	1.73	2.08	5.98	4.68
Personal, small business and other(4)	39,609	21,562	18,047	0.66	0.22	1.09	0.95
Total	$77,441	$21,562	$55,879	0.72%	0.71%	1.67%	1.29%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,456	$—	$24,456	0.16%	0.25%
Credit cards	12,927	—	12,927	1.47	1.66
Personal, small business and other(4)	33,995	17,553	16,442	0.61	0.22
Total	$71,378	$17,553	$53,825	0.61%	0.58%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of September 30, 2025 and December 31, 2024, approximately 54% and 56% of these loans, respectively, were rated investment grade.
(3)    Includes $18.7 billion and $19.1 billion as of September 30, 2025 and December 31, 2024, respectively, of residential mortgages related to Wealth.
(4)    Includes $30.0 billion and $25.4 billion as of September 30, 2025 and December 31, 2024, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi seeks to assist residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three and nine months ended September 30, 2025, $40 million and $59 million, respectively, of mortgage loans were enrolled in trial programs. During the three and nine months ended September 30, 2024, $8 million and $22 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $4 million and $8 million had gone through Chapter 7 bankruptcy during the three and nine months ended September 30, 2025, and $2 million and $5 million during the three and nine months ended September 30, 2024, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and nine months ended September 30, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended September 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$35	$—	$15	$14	$6	$—	$—	—%	113	10
Home equity loans	—	—	—	—	—	—	—	—	—	—	—
Credit cards	0.28	467	467	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	—	—	—	8	—	—	8	19	—
Total	0.16%	$510	$467	$15	$14	$14	$—	$—
In offices outside North America(4)
Residential mortgages	0.04%	$10	$—	$—	$8	$2	$—	$—	1%	171	12
Credit cards	0.06	8	7	—	—	1	—	—	26	21	—
Personal, small business and other	0.03	13	4	—	—	9	—	—	7	21	—
Total	0.04%	$31	$11	$—	$8	$12	$—	$—

			For the Three Months Ended September 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$29	$1	$13	$11	$4	$—	$—	1%	145	10
Home equity loans	—	—	—	—	—	—	—	—	—	—	—
Credit cards	0.29	471	471	—	—	—	—	—	25	—	—
Personal, small business and other	0.02	7	—	—	—	7	—	—	8	19	—
Total	0.16%	$507	$472	$13	$11	$11	$—	$—
In offices outside North America(4)
Residential mortgages	0.05%	$13	$—	$—	$13	$—	$—	$—	—%	—	12
Credit cards	0.05	6	6	—	—	—	—	—	24	—	—
Personal, small business and other	0.02	8	2	1	—	5	—	—	7	25	—
Total	0.04%	$27	$8	$1	$13	$5	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended September 30, 2025 and 2024, Citi granted forgiveness of less than $1 million and less than $1 million in residential first mortgage loans, $38 million and $30 million in credit card loans and $3 million and $1 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2025 and 2024.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended September 30, 2025 and 2024.

			For the Nine Months Ended September 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.30%	$355	$1	$39	$299	$16	$—	$—	—%	139	9
Home equity loans	0.10	3	—	—	3	—	—	—	—	—	8
Credit cards	0.71	1,196	1,195	—	1	—	—	—	25	—	4
Personal, small business and other	0.08	25	1	—	—	24	—	—	8	19	—
Total	0.49%	$1,579	$1,197	$39	$303	$40	$—	$—
In offices outside North America(4)
Residential mortgages	0.13%	$31	$—	$—	$27	$4	$—	$—	2%	183	12
Credit cards	0.15	20	19	—	—	1	—	—	24	21	—
Personal, small business and other	0.07	28	7	—	—	21	—	—	6	25	—
Total	0.10%	$79	$26	$—	$27	$26	$—	$—

			For the Nine Months Ended September 30, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.07%	$77	$1	$47	$22	$7	$—	$—	1%	171	9
Home equity loans	0.06	2	—	—	1	1	—	—	1	151	9
Credit cards	0.69	1,122	1,122	—	—	—	—	—	24	—	—
Personal, small business and other	0.05	18	1	—	1	16	—	—	8	18	7
Total	0.39%	$1,219	$1,124	$47	$24	$24	$—	$—
In offices outside North America(4)
Residential mortgages	0.16%	$41	$—	$—	$39	$2	$—	$—	2%	188	12
Credit cards	0.11	14	14	—	—	—	—	—	24	—	—
Personal, small business and other	0.06	21	4	4	—	13	—	—	7	24	—
Total	0.10%	$76	$18	$4	$39	$15	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the nine months ended September 30, 2025 and 2024, Citi granted forgiveness of $1 million and $2 million in residential first mortgage loans, $93 million and $58 million in credit card loans and $3 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2025 and 2024.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the nine months ended September 30, 2025 and 2024.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended September 30, 2025 and the year ended December 31, 2024:

	As of September 30, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$378	$97	$24	$257	$—
Home equity loans	4	—	1	3	—
Credit cards	1,492	1,189	200	103	283
Personal, small business and other	32	28	3	1	2
Total(2)	$1,906	$1,314	$228	$364	$285
In offices outside North America(1)
Residential mortgages	$38	$34	$3	$1	$1
Credit cards	29	25	3	1	1
Personal, small business and other	30	26	4	—	1
Total(2)	$97	$85	$10	$2	$3

	As of December 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$40	$19	$40	$—
Home equity loans	3	1	—	2	—
Credit cards	1,432	1,081	211	140	291
Personal, small business and other	25	22	2	1	2
Total(2)	$1,559	$1,144	$232	$183	$293
In offices outside North America(1)
Residential mortgages	$37	$34	$2	$1	$—
Credit cards	17	16	1	—	—
Personal, small business and other	30	24	4	2	1
Total(2)	$84	$74	$7	$3	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and nine months ended September 30, 2025 and 2024. Default is defined as 60 days past due:

		For the Three Months Ended September 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$8	$—	$4	$—	$4	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	92	92	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$101	$92	$4	$—	$5	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$3	$1	$—	$1	$1	$—	$—

		For the Three Months Ended September 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$—	$6	$—	$1	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	105	105	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$113	$105	$6	$—	$2	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$2	$1	$—	$—	$1	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

		For the Nine Months Ended September 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$25	$—	$15	$—	$10	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	150	150	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$177	$150	$15	$—	$12	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$3	$1	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	4	—	—	—	4	—	—
Total	$10	$2	$—	$3	$5	$—	$—

		For the Nine Months Ended September 30, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$25	$—	$22	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	178	178	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$204	$178	$22	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$3	$—	$—	$3	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	3	—	—	—	3	—	—
Total	$7	$1	$—	$3	$3	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Allowance for credit losses on loans (ACLL) at beginning of period	$19,123	$18,216	$18,574	$18,145
Gross credit losses on loans	(2,726)	(2,609)	(8,375)	(8,014)
Gross recoveries on loans	512	437	1,468	1,256
Net credit losses (NCLs) on loans	$(2,214)	$(2,172)	$(6,907)	$(6,758)
Replenishment of NCLs	$2,214	$2,172	$6,907	$6,758
Net reserve builds (releases) for loans	(10)	254	466	636
Net specific reserve builds (releases) for loans	55	(44)	(76)	(231)
Total provision for credit losses on loans (PCLL)	$2,259	$2,382	$7,297	$7,163
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	23	—	23
Other, net (see table below)	38	(93)	242	(217)
ACLL at end of period	$19,206	$18,356	$19,206	$18,356
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,721	$1,619	$1,601	$1,728
Provision (release) for credit losses on unfunded lending commitments	100	105	189	(1)
Other, net	(1)	1	30	(2)
ACLUC at end of period(2)	$1,820	$1,725	$1,820	$1,725
Total ACLL and ACLUC	$21,026	$20,081	$21,026	$20,081
Allowance for credit losses on other assets at beginning of period(3)	$2,699	$1,911	$1,865	$1,788
NCLs on other assets	(7)	(6)	(25)	(21)
Provision (release) for credit losses on other assets	79	110	499	226
Other, net(4)	(150)	(146)	282	(124)
Allowance for credit losses on other assets at end of period(3)	$2,621	$1,869	$2,621	$1,869
Allowance for credit losses on HTM debt securities at beginning of period	$136	$99	$137	$95
Provision (release) for credit losses on HTM debt securities	(5)	50	(3)	55
Other, net	—	(8)	(3)	(9)
Allowance for credit losses on HTM debt securities at end of period	$131	$141	$131	$141
Total ACL	$23,778	$22,091	$23,778	$22,091

Other, net details (ACLL)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Reclasses of consumer ACLL to HFS(5)	$—	$—	$(29)	$—
FX translation and other	38	(93)	271	(217)
Other, net (ACLL)	$38	$(93)	$242	$(217)

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $37 million during the three months ended September 30, 2024, and $46 million during the nine months ended September 30, 2024.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)See additional details on the Allowance for credit losses on other assets below.
(4)Primarily reflects the impact of FX translation on the ACL on Other assets for transfer risk associated with exposures outside the U.S.
(5)See Note 2.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	September 30, 2025			September 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,023	$16,100	$19,123	$2,484	$15,732	$18,216
Charge-offs	(114)	(2,612)	(2,726)	(113)	(2,496)	(2,609)
Recoveries	22	490	512	39	398	437
Replenishment of NCLs	92	2,122	2,214	74	2,098	2,172
Net reserve builds (releases)	(76)	66	(10)	143	111	254
Net specific reserve builds (releases)	54	1	55	(40)	(4)	(44)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	—	—	—	23	23
Other	—	38	38	4	(97)	(93)
Ending balance	$3,001	$16,205	$19,206	$2,591	$15,765	$18,356

	Nine Months Ended
	September 30, 2025			September 30, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,556	$16,018	$18,574	$2,714	$15,431	$18,145
Charge-offs	(376)	(7,999)	(8,375)	(420)	(7,594)	(8,014)
Recoveries	53	1,415	1,468	74	1,182	1,256
Replenishment of NCLs	323	6,584	6,907	346	6,412	6,758
Net reserve builds (releases)	468	(2)	466	115	521	636
Net specific reserve builds (releases)	(77)	1	(76)	(229)	(2)	(231)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	—	—	—	23	23
Other	54	188	242	(9)	(208)	(217)
Ending balance	$3,001	$16,205	$19,206	$2,591	$15,765	$18,356

	September 30, 2025			December 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,774	$16,165	$18,939	$2,254	$15,967	$18,221
Individually evaluated	227	40	267	302	38	340
Purchased credit deteriorated	—	—	—	—	13	13
Total ACLL	$3,001	$16,205	$19,206	$2,556	$16,018	$18,574
Loans, net of unearned income
Collectively evaluated	$325,336	$398,361	$723,697	$292,250	$392,562	$684,812
Individually evaluated	2,071	133	2,204	1,377	134	1,511
Purchased credit deteriorated	—	108	108	—	125	125
Held at fair value	7,870	26	7,896	7,759	281	8,040
Total loans, net of unearned income	$335,277	$398,628	$733,905	$301,386	$393,102	$694,488

(1)    Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $37 million during the three months ended September 30, 2024, and $46 million during the nine months ended September 30, 2024.

Changes in the ACL (September 30, 2025 vs. December 31, 2024)
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of September 30, 2025 was $23,778 million, an increase of $1,601 million from $22,177 million at December 31, 2024, driven by changes in the macroeconomic outlook, FX translation on the ACL and transfer risk associated with Russia.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of September 30, 2025 was $16,205 million, an increase of $187 million from $16,018 million at December 31, 2024. The increase was driven by FX translation on the ACLL within All Other consumer.

Corporate ACLL
Citi’s total corporate ACLL as of September 30, 2025 was $3,001 million, an increase of $445 million from $2,556 million at December 31, 2024. The increase was driven by changes in portfolio composition, including credit quality and exposure growth, and changes in the macroeconomic outlook.

ACLUC
As of September 30, 2025, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,820 million, an increase of $219 million from $1,601 million at December 31, 2024. The increase was driven by changes in portfolio composition, including exposure growth, and changes in the macroeconomic outlook.

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$40	$10	$2,649	$2,699
Gross credit losses	—	—	(19)	(19)
Gross recoveries	—	—	12	12
Net credit losses (NCLs)	$—	$—	$(7)	$(7)
Replenishment of NCLs	$—	$—	$7	$7
Net reserve builds (releases)	2	(2)	72	72
Total provision for credit losses	$2	$(2)	$79	$79
Other, net	$—	$—	$(150)	$(150)
Allowance for credit losses on other assets at end of quarter	$42	$8	$2,571	$2,621

	Nine Months Ended September 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(50)	(50)
Gross recoveries	—	—	25	25
Net credit losses (NCLs)	$—	$—	$(25)	$(25)
Replenishment of NCLs	$—	$—	$25	$25
Net reserve builds (releases)	17	5	452	474
Total provision for credit losses	$17	$5	$477	$499
Other, net	$—	$—	$282	$282
Allowance for credit losses on other assets at end of quarter	$42	$8	$2,571	$2,621

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

	Three Months Ended September 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$21	$33	$1,857	$1,911
Adjustment to opening balance for CECL adoption	—	—	—	—
Gross credit losses	—	—	(14)	(14)
Gross recoveries	—	—	8	8
Net credit losses (NCLs)	$—	$—	$(6)	$(6)
Replenishment of NCLs	$—	$—	$6	$6
Net reserve builds (releases)	2	(27)	129	104
Total provision for credit losses	$2	$(27)	$135	$110
Other, net	$—	$(2)	$(144)	$(146)
Allowance for credit losses on other assets at end of quarter	$23	$4	$1,842	$1,869

	Nine Months Ended September 30, 2024
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$31	$27	$1,730	$1,788
Adjustment to opening balance for CECL adoption	—	—	—	—
Gross credit losses	—	—	(42)	(42)
Gross recoveries	—	—	21	21
Net credit losses (NCLs)	$—	$—	$(21)	$(21)
Replenishment of NCLs	$—	$—	$21	$21
Net reserve builds (releases)	(9)	(22)	236	205
Total provision for credit losses	$(9)	$(22)	$257	$226
Other, net	$1	$(1)	$(124)	$(124)
Allowance for credit losses on other assets at end of quarter	$23	$4	$1,842	$1,869

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S.

For the ACL on AFS debt securities, see Note 13.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	USPB	Wealth	All Other	Total
Balance at December 31, 2024	$2,052	$5,674	$1,002	$5,219	$4,451	$902	$19,300
Foreign currency translation	11	75	3	16	—	17	122
Balance at March 31, 2025	$2,063	$5,749	$1,005	$5,235	$4,451	$919	$19,422
Foreign currency translation	109	171	20	71	2	83	456
Balance at June 30, 2025	$2,172	$5,920	$1,025	$5,306	$4,453	$1,002	$19,878
Foreign currency translation	(19)	(49)	1	21	—	20	(26)
Impairment of goodwill(1)	—	—	—	—	—	(726)	(726)
Balance at September 30, 2025	$2,153	$5,871	$1,026	$5,327	$4,453	$296	$19,126

(1)In connection with the agreed-upon bid received for Banamex, a goodwill impairment of $726 million ($714 million after-tax) was incurred in the Mexico Consumer/SBMM reporting unit of All Other—Legacy Franchises during the third quarter.

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
Citi performed an interim goodwill impairment test in the third quarter of 2025, in connection with the agreed-upon bid received for Banamex. The test resulted in an impairment of $726 million ($714 million after-tax) in the Mexico Consumer/SBMM reporting unit within All Other—Legacy Franchises, recorded in Other operating expenses. The fair value of that reporting unit was estimated using the agreed-upon bid from the buyer as a key assumption, which was considered a significant unobservable input (Level 3 fair value inputs).

No other events or circumstances were identified as part of the qualitative assessment performed as of September 30, 2025. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
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
Reporting units used for goodwill assessment at the Citigroup consolidated level may differ from the reporting units of its subsidiaries.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2025			December 31, 2024
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,606	$709	$5,315	$4,507	$808
Credit card contract-related intangibles(2)	4,578	1,964	2,614	4,586	1,905	2,681
Other customer relationships	334	299	35	325	278	47
Present value of future profits	35	34	1	31	30	1
Indefinite-lived intangible assets	223	—	223	197	—	197
Intangible assets (excluding MSRs)	$10,485	$6,903	$3,582	$10,454	$6,720	$3,734
Mortgage servicing rights (MSRs)(3)	748	—	748	760	—	760
Total intangible assets	$11,233	$6,903	$4,330	$11,214	$6,720	$4,494

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2024	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2025
Purchased credit card relationships(1)	$808	$—	$(99)	$—	$—	$709
Credit card contract-related intangibles(2)	2,681	—	(69)	—	2	2,614
Other customer relationships	47	—	(15)	—	3	35
Present value of future profits	1	—	—	—	—	1
Indefinite-lived intangible assets	197	—	—	—	26	223
Intangible assets (excluding MSRs)	$3,734	$—	$(183)	$—	$31	$3,582
Mortgage servicing rights (MSRs)(3)	760					748
Total intangible assets	$4,494					$4,330

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 21.

17. DEPOSITS

Deposits consisted of the following:

	September 30,	December 31,
In millions of dollars	2025(1)	2024
Non-interest-bearing deposits in U.S. offices	$116,921	$123,338
Interest-bearing deposits in U.S. offices (including $1,878 and $1,262 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	592,728	551,547
Total deposits in U.S. offices(1)	$709,649	$674,885
Non-interest-bearing deposits in offices outside the U.S. (including $519 million and $383 million as of September 30, 2025 and December 31, 2024, respectively, at fair value)	$83,920	$84,349
Interest-bearing deposits in offices outside the U.S. (including $1,287 and $1,963 as of September 30, 2025 and December 31, 2024, respectively, at fair value)	590,360	525,224
Total deposits in offices outside the U.S.(1)	$674,280	$609,573
Total deposits	$1,383,929	$1,284,458

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

Short-Term Borrowings

In millions of dollars	September 30, 2025	December 31, 2024
Commercial paper
Bank(1)	$13,139	$15,127
Broker-dealer and other(2)	6,252	13,789
Total commercial paper	$19,391	$28,916
Other borrowings(3)	35,369	19,589
Total	$54,760	$48,505

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2025 and December 31, 2024, collateralized short-term advances from Federal Home Loan Banks were $6.0 billion and $5.0 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2025	December 31, 2024
Citigroup Inc.(1)	$174,661	$164,024
Bank(2)	40,489	35,470
Broker-dealer and other(3)	100,696	87,806
Total	$315,846	$287,300

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2025 and December 31, 2024, collateralized long-term advances from the Federal Home Loan Banks were $6.0 billion and $8.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at September 30, 2025 and December 31, 2024.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2025:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2025
Balance, June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)
Other comprehensive income before reclassifications	523	(1,044)	(75)	(20)	138	11	(10)	(477)
Increase (decrease) due to amounts reclassified from AOCI	(73)	23	100	46	(3)	—	—	93
Change, net of taxes	$450	$(1,021)	$25	$26	$135	$11	$(10)	$(384)
Balance at September 30, 2025	$(1,594)	$(1,705)	$(116)	$(5,664)	$(35,097)	$(34)	$40	$(44,170)
Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	1,502	(613)	(267)	(171)	2,941	15	(12)	3,395
Increase (decrease) due to amounts reclassified from AOCI	(259)	29	371	134	9	3	—	287
Change, net of taxes	$1,243	$(584)	$104	$(37)	$2,950	$18	$(12)	$3,682
Balance at September 30, 2025	$(1,594)	$(1,705)	$(116)	$(5,664)	$(35,097)	$(34)	$40	$(44,170)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2024
Balance at June 30, 2024	$(3,682)	$(1,016)	$(629)	$(5,794)	$(35,573)	$(39)	$56	$(46,677)
Other comprehensive income before reclassifications	1,381	(155)	(305)	1	416	(8)	(17)	1,313
Increase (decrease) due to amounts reclassified from AOCI	(46)	5	161	48	—	(1)	—	167
Change, net of taxes	$1,335	$(150)	$(144)	$49	$416	$(9)	$(17)	$1,480
Balance at September 30, 2024	$(2,347)	$(1,166)	$(773)	$(5,745)	$(35,157)	$(48)	$39	$(45,197)
Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	1,533	(474)	14	164	(2,272)	4	6	(1,025)
Increase (decrease) due to amounts reclassified from AOCI	(136)	17	619	141	—	(12)	(1)	628
Change, net of taxes	$1,397	$(457)	$633	$305	$(2,272)	$(8)	$5	$(397)
Balance at September 30, 2024	$(2,347)	$(1,166)	$(773)	$(5,745)	$(35,157)	$(48)	$39	$(45,197)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 23.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s significant pension and postretirement plans, actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the third quarter of 2025.
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, euro and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2025. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, Polish zloty, Brazilian real, South Korean won, Singapore dollar and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the nine months ended

September 30, 2025. Primarily reflects the movement in (by order of impact) the Mexican peso, euro, Japanese yen, Singapore dollar, Malaysian ringgit, Polish zloty and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2024. Primarily reflects the movement in (by order of impact) the Mexican peso, Egyptian pound, Brazilian real, Malaysian ringgit and Taiwan dollar against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2024. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Citi’s AOCI includes CTA losses, net of hedges and taxes, amounting to approximately $(9) billion, attributable to Banamex and its consolidated subsidiaries as of September 30, 2025.
(6)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Banamex insurance subsidiary within Mexico Consumer/SBMM and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $491 million and $463 million at September 30, 2025 and 2024, respectively.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2025
Balance, June 30, 2025	$(49,927)	$6,141	$(43,786)
Change in net unrealized gains (losses) on debt securities	613	(163)	450
Debt valuation adjustment (DVA)	(1,293)	272	(1,021)
Cash flow hedges	44	(19)	25
Benefit plans	20	6	26
Foreign currency translation adjustment (CTA)	67	68	135
Excluded component of fair value hedges	14	(3)	11
Long-duration insurance contracts	(16)	6	(10)
Change	$(551)	$167	$(384)
Balance at September 30, 2025	$(50,478)	$6,308	$(44,170)
Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	1,720	(477)	1,243
DVA	(684)	100	(584)
Cash flow hedges	140	(36)	104
Benefit plans	(55)	18	(37)
CTA	2,834	116	2,950
Excluded component of fair value hedges	22	(4)	18
Long-duration insurance contracts	(16)	4	(12)
Change	$3,961	$(279)	$3,682
Balance at September 30, 2025	$(50,478)	$6,308	$(44,170)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2024
Balance at June 30, 2024	$(54,102)	$7,425	$(46,677)
Change in net unrealized gains (losses) on debt securities	1,781	(446)	1,335
DVA	(201)	51	(150)
Cash flow hedges	(171)	27	(144)
Benefit plans	88	(39)	49
CTA	638	(222)	416
Excluded component of fair value hedges	(10)	1	(9)
Long-duration insurance contracts	(26)	9	(17)
Change	$2,099	$(619)	$1,480
Balance, September 30, 2024	$(52,003)	$6,806	$(45,197)
Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	1,853	(456)	1,397
DVA	(608)	151	(457)
Cash flow hedges	843	(210)	633
Benefit plans	405	(100)	305
CTA	(2,071)	(201)	(2,272)
Excluded component of fair value hedges	(12)	4	(8)
Long-duration insurance contracts	9	(4)	5
Change	$419	$(816)	$(397)
Balance, September 30, 2024	$(52,003)	$6,806	$(45,197)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Realized (gains) losses on sales of investments	$(105)	$(72)	$(364)	$(210)
Gross impairment losses	9	13	14	36
Subtotal, pretax	$(96)	$(59)	$(350)	$(174)
Tax effect	23	13	91	38
Net realized (gains) losses on investments, after-tax(1)	$(73)	$(46)	$(259)	$(136)
Realized DVA (gains) losses on fair value option liabilities, pretax	$42	$7	$49	$23
Tax effect	(19)	(2)	(20)	(6)
Net realized DVA, after-tax	$23	$5	$29	$17
Interest rate contracts	$125	$212	$482	$814
Foreign exchange contracts	6	1	6	3
Subtotal, pretax	$131	$213	$488	$817
Tax effect	(31)	(52)	(117)	(198)
Amortization of cash flow hedges, after-tax(2)	$100	$161	$371	$619
Amortization of unrecognized:
Prior service cost (benefit)	$(4)	$(4)	$(13)	$(14)
Net actuarial loss	66	62	196	196
Curtailment/settlement impact(3)	—	4	—	6
Subtotal, pretax	$62	$62	$183	$188
Tax effect	(16)	(14)	(49)	(47)
Amortization of benefit plans, after-tax(3)	$46	$48	$134	$141
Excluded component of fair value hedges, pretax	$—	$(2)	$3	$(16)
Tax effect	—	1	—	4
Excluded component of fair value hedges, after-tax	$—	$(1)	$3	$(12)
Long-duration contracts, pretax	$—	$—	$—	$(1)
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$—	$—	$—	$(1)
CTA, pretax	$(3)	$—	$9	$—
Tax effect	—	—	—	—
CTA, after-tax(4)	$(3)	$—	$9	$—
Total amounts reclassified out of AOCI, pretax	$136	$221	$382	$837
Total tax effect	(43)	(54)	(95)	(209)
Total amounts reclassified out of AOCI, after-tax	$93	$167	$287	$628

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13.
(2)See Note 22.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of September 30, 2025	Redemption price per depositary share/preference share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	September 30, 2025	December 31, 2024
Series P(1)	April 24, 2015	May 15, 2025	N/A	$1,000	2,000,000	$—	$2,000
Series T(2)	April 25, 2016	August 15, 2026	6.250%	1,000	1,500,000	1,500	1,500
Series V(3)	January 23, 2020	January 30, 2025	N/A	1,000	1,500,000	—	1,500
Series W(4)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(5)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(6)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(7)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(8)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(9)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(10)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(11)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(12)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(13)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	—
Series GG(14)	July 23, 2025	August 15, 2030	6.875	1,000	2,700,000	2,700	—
						$19,050	$17,850

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
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, August 15, 2030, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series GG reset date and every five years thereafter equal to the five-year treasury rate plus 2.890%, in each case when, as and if declared by the Citi Board of Directors.
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,489	$27,489	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,762	—	123,762	3,391	—	—	115	3,506
Non-agency-sponsored	66,430	—	66,430	4,204	—	234	—	4,438
Citi-administered asset-backed commercial paper conduits	19,037	19,037	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	731	—	731	227	—	—	—	227
Asset-based financing(5)	369,331	8,298	361,033	59,862	638	15,940	—	76,440
Municipal securities tender option bond trusts (TOBs)	2,802	2,802	—	—	—	—	—	—
Municipal investments	21,725	—	21,725	2,392	2,817	3,374	—	8,583
Client intermediation	196	84	112	3	—	—	52	55
Investment funds	3,835	6	3,829	4	47	92	13	156
Total	$635,338	$57,716	$577,622	$70,083	$3,502	$19,640	$180	$93,405

	As of December 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,746	$29,746	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	120,568	—	120,568	2,387	—	—	123	2,510
Non-agency-sponsored	62,378	—	62,378	3,479	—	566	—	4,045
Citi-administered asset-backed commercial paper conduits	21,306	21,306	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	3,920	—	3,920	2,019	—	—	—	2,019
Asset-based financing(5)	268,498	7,947	260,551	54,349	735	13,185	—	68,269
Municipal securities tender option bond trusts (TOBs)	935	935	—	—	—	—	—	—
Municipal investments	20,280	3	20,277	2,360	2,730	2,502	—	7,592
Client intermediation	387	81	306	20	—	—	49	69
Investment funds	641	21	620	4	18	98	—	120
Total	$528,659	$60,039	$468,620	$64,618	$3,483	$16,351	$172	$84,624

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2025 and December 31, 2024 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $125.1 billion and $45.5 billion in unconsolidated VIE assets and $1,191 million and $824 million in maximum exposure to loss as of September 30, 2025 and December 31, 2024, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2025 and December 31, 2024, the Company’s maximum exposure to loss related to these transactions was $9.1 billion and $8.1 billion, respectively (see Note 14 and Note 23 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K);
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

The following tables present assets and liabilities related to consolidated VIEs, which are included on Citi’s Consolidated Balance Sheet. These assets can only be used to settle obligations of consolidated VIEs. In addition, the assets and liabilities of consolidated VIEs include only third-party balances and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	September 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$73	$65
Trading account assets	7,225	6,971
Investments	2,324	739
Loans, net of unearned income
Consumer	30,742	32,958
Corporate	19,446	21,492
Loans, net of unearned income	$50,188	$54,450
Allowance for credit losses on loans (ACLL)	(2,213)	(2,376)
Total loans, net	$47,975	$52,074
Other assets	119	190
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$57,716	$60,039

	September 30,
	2025	December 31,
In millions of dollars	(Unaudited)	2024
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,606	$13,628
Long-term debt	6,906	5,271
Other liabilities	450	920
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$19,962	$19,819

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	September 30, 2025		December 31, 2024
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$234	$—	$566
Citi-administered asset-backed commercial paper conduits	—	—	—	—
Asset-based financing	—	15,940	—	13,185
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,374	—	2,502
Investment funds	—	92	—	98
Total funding commitments	$—	$19,640	$—	$16,351

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2025	December 31, 2024
Cash	$—	$—
Trading account assets	3.3	3.4
Investments	5.1	5.6
Total loans, net of allowance	64.5	58.4
Other	0.6	0.6
Total assets	$73.5	$68.0

Credit Card Securitizations
The Company’s primary credit card securitization activity is through two trusts—Citibank Credit Card Master Trust and Citibank Omni Trust. These trusts are consolidated entities given Citi’s continuing involvement. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2025	December 31, 2024
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$6.9	$5.2
Retained by Citigroup as trust-issued securities	3.4	3.7
Retained by Citigroup via non-certificated interests	18.1	22.1
Total	$28.4	$31.0

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars	2025	2024	2025	2024
Proceeds from new securitizations	$—	$—	$2.0	$—
Paydown of maturing notes	0.4	0.2	0.4	1.3

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.3 years as of September 30, 2025 and 3.6 years as of December 31, 2024.

In billions of dollars	Sep. 30, 2025	Dec. 31, 2024
Term notes issued to third parties	$6.0	$4.3
Term notes retained by Citigroup affiliates	1.9	1.7
Total Master Trust liabilities	$7.9	$6.0

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.6 years as of September 30, 2025 and 1.4 years as of December 31, 2024.

In billions of dollars	Sep. 30, 2025	Dec. 31, 2024
Term notes issued to third parties	$0.9	$0.9
Term notes retained by Citigroup affiliates	1.5	2.0
Total Omni Trust liabilities	$2.4	$2.9

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2025		2024
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.5	$2.9	$2.9	$2.7
Proceeds from new securitizations	1.6	1.6	3.0	2.7
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Nine Months Ended September 30,
	2025		2024
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.9	$5.7	$5.8	$6.8
Proceeds from new securitizations	5.1	3.9	6.0	6.4
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.2	—	0.1
Purchases of previously transferred financial assets	—	—	0.1	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and nine months ended September 30, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $69.2 million and $164.8 million for the three and nine months ended September 30, 2025, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and nine months ended September 30, 2024. Gains recognized on the securitization of non-agency-sponsored mortgages were $44.8 million and $126.8 million for the three and nine months ended September 30, 2024, respectively.

	September 30, 2025			December 31, 2024
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$789	$908	$1,023	$783	$902	$1,058

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sep. 30, 2025	Dec. 31, 2024	Sep. 30, 2025	Dec. 31, 2024	2025	2024	2025	2024
Securitized assets
Residential mortgages(1)	$29.9	$31.0	$0.3	$0.3	$(1.2)	$(0.7)	$0.1	$0.5
Commercial and other	31.5	31.1	—	—	—	—	—	—
Total	$61.4	$62.1	$0.3	$0.3	$(1.2)	$(0.7)	$0.1	$0.5

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of September 30, 2025.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized for the three and nine months ended September 30, 2025 was $0.3 billion and $0.9 billion, respectively. The proceeds from new securitizations for the three and nine months ended September 30, 2025 were $0.3 billion and $0.8 billion, respectively. The gains recognized on the securitization of consumer loans were $2.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi’s U.S. consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 23 for the valuation of MSRs). The MSRs correspond to principal loan balances of $58 billion and $55 billion as of September 30, 2025 and 2024, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Servicing fees	$37	$30	$112	$95
Late fees	1	—	2	1
Total MSR fees	$38	$30	$114	$96

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2025, Citi transferred agency securities with a fair value of approximately $10.5 billion and $24.1 billion to re-securitization entities, compared to approximately $6.3 billion and $17.0 billion for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.6 billion (including $1.8 billion related to re-securitization transactions executed in 2025), compared to $1.6 billion as of December 31, 2024 (including $977 million related to re-securitization transactions executed in 2024), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2025 and December 31, 2024 were approximately $78.0 billion and $76.8 billion, respectively.
As of September 30, 2025 and December 31, 2024, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2025 and December 31, 2024, the commercial paper conduits administered by Citi had approximately $19.0 billion and $21.3 billion of purchased assets outstanding, and unfunded commitments with clients of approximately $16.9 billion and $16.7 billion, respectively.
At September 30, 2025 and December 31, 2024, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 58 and 82 days, respectively.
The conduits have obtained letters of credit from the Company that equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million to $350 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $2.1 billion as of September 30, 2025 and December 31, 2024, respectively. In the event that defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2025 and December 31, 2024, the Company owned $6.1 billion and $6.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Municipal Securities Tender Option Bond (TOB) Trusts
The Company provides credit enhancement for certain non-customer trusts. At September 30, 2025 and December 31, 2024, $0.8 billion and $0.4 billion, respectively, of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
The Company provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $0.1 billion and $0.5 billion as of September 30, 2025 and December 31, 2024, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2025		December 31, 2024
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$66,784	$12,371	$61,322	$9,693
Corporate loans	59,127	30,803	45,542	21,009
Other (including investment funds, airlines and shipping)	235,122	33,266	153,687	37,567
Total	$361,033	$76,440	$260,551	$68,269

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate contracts
Swaps	$388,000	$276,939	$20,066,734	$15,245,212
Futures and forwards	—	—	4,128,658	3,006,869
Written options	—	—	3,301,018	2,799,577
Purchased options	—	—	2,984,836	2,526,165
Total interest rate contracts	$388,000	$276,939	$30,481,246	$23,577,823
Foreign exchange contracts
Swaps	$40,421	$36,421	$9,439,666	$7,422,309
Futures, forwards and spot	60,328	55,671	5,805,127	4,028,135
Written options	—	—	1,054,305	1,022,109
Purchased options	—	—	1,007,206	1,013,884
Total foreign exchange contracts	$100,749	$92,092	$17,306,304	$13,486,437
Equity contracts
Swaps	$—	$—	$438,187	$323,751
Futures and forwards	—	—	92,003	73,437
Written options	—	—	864,311	581,659
Purchased options	—	—	709,291	436,702
Total equity contracts	$—	$—	$2,103,792	$1,415,549
Commodity and other contracts
Swaps	$—	$—	$82,251	$80,582
Futures and forwards	11,985	4,403	208,178	183,494
Written options	—	—	77,355	54,673
Purchased options	—	—	78,930	55,819
Total commodity and other contracts	$11,985	$4,403	$446,714	$374,568
Credit derivatives(1)
Protection sold	$—	$—	$553,561	$439,146
Protection purchased	—	—	668,543	531,429
Total credit derivatives	$—	$—	$1,222,104	$970,575
Total derivative notionals	$500,734	$373,434	$51,560,160	$39,824,952

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2025 and December 31, 2024. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at September 30, 2025	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$52	$515
Cleared	171	145
Interest rate contracts	$223	$660
Over-the-counter	$424	$1,171
Cleared	—	—
Foreign exchange contracts	$424	$1,171
Total derivatives instruments designated as ASC 815 hedges	$647	$1,831
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$97,018	$86,180
Cleared	128,981	130,143
Exchange traded	35	58
Interest rate contracts	$226,034	$216,381
Over-the-counter	$125,351	$110,887
Cleared	1,676	1,769
Exchange traded	3	3
Foreign exchange contracts	$127,030	$112,659
Over-the-counter	$32,291	$47,453
Cleared	—	—
Exchange traded	53,849	52,152
Equity contracts	$86,140	$99,605
Over-the-counter	$19,836	$20,293
Exchange traded	667	797
Commodity and other contracts	$20,503	$21,090
Over-the-counter	$7,631	$8,252
Cleared	2,538	2,491
Credit derivatives	$10,169	$10,743
Total derivatives instruments not designated as ASC 815 hedges	$469,876	$460,478
Total derivatives	$470,523	$462,309
Less: Netting agreements(3)	$(387,237)	$(387,237)
Less: Netting cash collateral received/paid(4)	(28,789)	(20,065)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$54,497	$55,007
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,392)	$(66)
Less: Non-cash collateral received/paid	(5,467)	(3,343)
Total net receivables/payables(5)	$47,638	$51,598

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $204 billion, $132 billion and $51 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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

For the three and nine months ended September 30, 2025 and 2024, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.

Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
In millions of dollars	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(328)	$—	$(128)	$—	$(751)	$—	$(1,168)
Foreign exchange hedges	(84)	—	350	—	233	—	424	—
Commodity hedges	(1,011)	—	9	—	(1,781)	—	1,240	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(1,095)	$(328)	$359	$(128)	$(1,548)	$(751)	$1,664	$(1,168)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$323	$—	$110	$—	$751	$—	$1,178
Foreign exchange hedges	84	—	(350)	—	(233)	—	(424)	—
Commodity hedges	1,011	—	(9)	—	1,781	—	(1,240)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,095	$323	$(359)	$110	$1,548	$751	$(1,664)	$1,178
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(2)	8	—	51	—	129	—	54	—
Commodity hedges(3)	107	—	102	—	463	—	269	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$115	$—	$153	$—	$592	$—	$323	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $14 million and $(10) million for the three months ended September 30, 2025 and 2024, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended September 30, 2025 includes a gain (loss) of approximately $107 million and less than $1 million under the mark-to-market approach and amortization approach, respectively. The quarter ended September 30, 2024 includes a gain (loss) of approximately $70 million and $32 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2025 and December 31, 2024, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2025
Debt securities AFS—specifically hedged(2)	$43,359	$101	$106
Debt securities AFS—portfolio-layer method(2)(3)	34,357	293	89
Consumer loans—portfolio-layer method(4)	51,781	592	—
Corporate loans—portfolio-layer method(5)	3,976	53	(28)
Long-term debt	160,896	366	(3,224)
As of December 31, 2024
Debt securities AFS—specifically hedged(2)	$55,786	$(348)	$(100)
Debt securities AFS—portfolio-layer method(2)(3)	28,554	(193)	(67)
Consumer loans—portfolio-layer method(4)	53,700	(224)	—
Corporate loans—portfolio-layer method(5)	4,269	(72)	(12)
Long-term debt	147,910	(1,051)	(4,499)

(1)Excludes physical commodities inventories with a carrying value of approximately $11.2 billion and $11.4 billion as of September 30, 2025 and December 31, 2024, respectively, which includes cumulative basis adjustments of approximately $1.2 billion and $0.8 billion, respectively, for active hedges.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $25.9 billion and $12.9 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2025 and December 31, 2024, respectively.
(4)    The Company designated approximately $26.0 billion and $17.0 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2025 and December 31, 2024, respectively.
(5)    The Company designated approximately $2.7 billion and $3.0 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(75)	$(378)	$(336)	$(38)
Foreign exchange contracts	(12)	(6)	(12)	(7)
Total gain (loss) recognized in AOCI	$(87)	$(384)	$(348)	$(45)
	Net interest income		Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$(125)	$(212)	$(482)	$(814)
Foreign exchange contracts	(6)	(1)	(6)	(3)
Total gain (loss) reclassified from AOCI into earnings	$(131)	$(213)	$(488)	$(817)
Net pretax change in cash flow hedges included within AOCI	$44	$(171)	$140	$772

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2025 is approximately $(0.1) billion. The maximum length of time over which forecasted cash flows are hedged is 13 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 19.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $161 million and $(2,302) million for the three and nine months ended September 30, 2025 and $(92) million and $1,158 million for the three and nine months ended September 30, 2024, respectively. The quarter ending September 30, 2025 includes an approximate $1 million pretax loss related to net investment hedges, which were reclassified from AOCI into earnings (recorded in Other revenue).

Credit Derivatives
For additional information on Citi’s credit derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by reference entity and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,961	$7,770	$599,891	$537,267
Total return swaps and other	2,208	2,973	68,652	16,294
Total by instrument	$10,169	$10,743	$668,543	$553,561
By rating of reference entity
Investment grade	$5,179	$4,519	$489,183	$422,190
Non-investment grade	4,990	6,224	179,360	131,371
Total by rating of reference entity	$10,169	$10,743	$668,543	$553,561
By maturity
Within 1 year	$1,053	$2,279	$169,249	$141,110
From 1 to 5 years	6,645	6,484	406,118	349,795
After 5 years	2,471	1,980	93,176	62,656
Total by maturity	$10,169	$10,743	$668,543	$553,561

(1)The fair value amount receivable is composed of $3,846 million under protection purchased and $6,323 million under protection sold.
(2)The fair value amount payable is composed of $9,095 million under protection purchased and $1,648 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,765	$6,545	$486,901	$431,005
Total return swaps and other	1,950	708	44,528	8,141
Total by instrument	$8,715	$7,253	$531,429	$439,146
By rating of reference entity
Investment grade	$4,578	$3,450	$405,271	$350,124
Non-investment grade	4,137	3,803	126,158	89,022
Total by rating of reference entity	$8,715	$7,253	$531,429	$439,146
By maturity
Within 1 year	$1,606	$1,166	$140,541	$118,885
From 1 to 5 years	5,625	4,906	342,608	295,503
After 5 years	1,484	1,181	48,280	24,758
Total by maturity	$8,715	$7,253	$531,429	$439,146

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2025 and December 31, 2024 was $13 billion and $15 billion, respectively. The Company posted $11 billion and $13 billion as collateral for this exposure in the normal course of business as of September 30, 2025 and December 31, 2024, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2025, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in an amount of approximately $4 million upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.5 billion and $6.2 billion as of September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, the fair value of these previously derecognized assets was $6.2 billion. The fair value of the total return swaps as of September 30, 2025 was $114 million recorded as gross derivative assets and $37 million recorded as gross derivative liabilities. At December 31, 2024, the fair value of these previously derecognized assets was $5.8 billion, and the fair value of the total return swaps was $179 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at September 30, 2025 and December 31, 2024:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2025	December 31, 2024
Counterparty CVA	$(565)	$(561)
Asset FVA	(572)	(539)
Citigroup (own credit) CVA	366	346
Liability FVA	187	209
Total CVA and FVA—derivative instruments	$(584)	$(545)

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

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Counterparty CVA	$2	$(38)	$(59)	$(56)
Asset FVA	27	1	24	87
Own credit CVA	(4)	(2)	15	(48)
Liability FVA	(25)	(13)	(8)	(42)
Total CVA and FVA—derivative instruments	$—	$(52)	$(28)	$(59)
DVA related to own FVO liabilities(1)	$(1,293)	$(201)	$(684)	$(608)
Total CVA, DVA and FVA	$(1,293)	$(253)	$(712)	$(667)

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$558,114	$182	$558,296	$(393,518)	$164,778
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	92,427	391	92,818	—	92,818
Residential	—	705	100	805	—	805
Commercial	—	638	58	696	—	696
Total trading mortgage-backed securities	$—	$93,770	$549	$94,319	$—	$94,319
U.S. Treasury and federal agency securities	$158,719	$1,420	$—	$160,139	$—	$160,139
State and municipal	—	177	1	178	—	178
Foreign government	67,052	57,120	61	124,233	—	124,233
Corporate	1,129	22,411	236	23,776	—	23,776
Equity securities	67,425	8,095	262	75,782	—	75,782
Asset-backed securities	1	2,640	248	2,889	—	2,889
Other trading assets	—	26,019	422	26,441	—	26,441
Total trading non-derivative assets	$294,326	$211,652	$1,779	$507,757	$—	$507,757
Trading derivatives
Interest rate contracts	$18	$224,304	$1,935	$226,257
Foreign exchange contracts	—	126,735	719	127,454
Equity contracts	78	85,119	943	86,140
Commodity contracts	—	19,592	911	20,503
Credit derivatives	—	9,274	895	10,169
Total trading derivatives—before netting and collateral	$96	$465,024	$5,403	$470,523
Netting agreements					$(387,237)
Netting of cash collateral received					(28,789)
Total trading derivatives—after netting and collateral	$96	$465,024	$5,403	$470,523	$(416,026)	$54,497
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$35,642	$31	$35,673	$—	$35,673
Residential	—	974	—	974	—	974
Commercial	—	1	—	1	—	1
Total investment mortgage-backed securities	$—	$36,617	$31	$36,648	$—	$36,648
U.S. Treasury and federal agency securities	$37,018	$—	$—	$37,018	$—	$37,018
State and municipal	—	1,177	514	1,691	—	1,691
Foreign government	80,847	80,768	26	161,641	—	161,641
Corporate	3,580	1,563	229	5,372	—	5,372
Marketable equity securities	38	3	161	202	—	202
Asset-backed securities	—	862	—	862	—	862
Other debt securities	76	2,919	—	2,995	—	2,995
Non-marketable equity securities(2)	—	—	448	448	—	448
Total investments	$121,559	$123,909	$1,409	$246,877	$—	$246,877

Table continues on the next page.

In millions of dollars at September 30, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,694	$202	$7,896	$—	$7,896
Mortgage servicing rights	—	—	748	748	—	748
Other financial assets	$5,924	$10,569	$—	$16,493	$—	$16,493
Total assets	$421,905	$1,376,962	$9,723	$1,808,590	$(809,544)	$999,046
Total as a percentage of gross assets(3)	23.3%	76.2%	0.5%
Liabilities
Deposits	$—	$3,457	$227	$3,684	$—	$3,684
Securities loaned and sold under agreements to repurchase	—	426,002	1,082	427,084	(224,892)	202,192
Trading account liabilities
Securities sold, not yet purchased	89,981	15,216	29	105,226	—	105,226
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$89,981	$15,226	$29	$105,236	$—	$105,236
Trading derivatives
Interest rate contracts	$11	$214,916	$2,114	$217,041
Foreign exchange contracts	—	113,218	612	113,830
Equity contracts	68	95,449	4,088	99,605
Commodity contracts	—	20,235	855	21,090
Credit derivatives	—	9,507	1,236	10,743
Total trading derivatives—before netting and collateral	$79	$453,325	$8,905	$462,309
Netting agreements					$(387,237)
Netting of cash collateral paid					(20,065)
Total trading derivatives—after netting and collateral	$79	$453,325	$8,905	$462,309	$(407,302)	$55,007
Short-term borrowings	$—	$24,666	$357	$25,023	$—	$25,023
Long-term debt	—	107,390	22,427	129,817	—	129,817
Other financial liabilities	$4,828	$73	$1	$4,902	$—	$4,902
Total liabilities	$94,888	$1,030,139	$33,028	$1,158,055	$(632,194)	$525,861
Total as a percentage of gross liabilities(3)	8.2%	88.9%	2.9%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $34 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2025 and 2024. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$86	$21	$—	$—	$—	$466	$—	$—	$(391)	$182	$21
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	545	(11)	—	67	(138)	55	—	(127)	—	391	(7)
Residential	85	(3)	—	8	(49)	95	—	(36)	—	100	(5)
Commercial	62	(3)	—	15	(19)	5	—	(2)	—	58	(1)
Total trading mortgage-backed securities	$692	$(17)	$—	$90	$(206)	$155	$—	$(165)	$—	$549	$(13)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	4	3	—	62	(3)	—	—	(5)	—	61	1
Corporate	282	(68)	—	15	(49)	124	—	(68)	—	236	(97)
Marketable equity securities	251	5	—	9	(30)	60	—	(33)	—	262	—
Asset-backed securities	211	(11)	—	12	(12)	121	—	(73)	—	248	(6)
Other trading assets	566	(8)	—	13	(18)	125	9	(257)	(8)	422	(29)
Total trading non-derivative assets	$2,007	$(96)	$—	$201	$(318)	$585	$9	$(601)	$(8)	$1,779	$(144)
Trading derivatives, net(4)
Interest rate contracts	$(456)	$37	$—	$90	$87	$47	$—	$(82)	$98	$(179)	$(18)
Foreign exchange contracts	68	45	—	31	(46)	17	—	(15)	7	107	(24)
Equity contracts	(2,167)	(412)	—	(46)	5	(736)	—	(23)	234	(3,145)	(291)
Commodity contracts	127	271	—	(37)	19	(207)	—	(6)	(111)	56	121
Credit derivatives	(188)	(19)	—	22	88	(260)	—	—	16	(341)	(55)
Total trading derivatives, net(4)	$(2,616)	$(78)	$—	$60	$153	$(1,139)	$—	$(126)	$244	$(3,502)	$(267)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19	$—	$1	$10	$—	$4	$—	$(3)	$—	$31	$3
Residential	11	—	(1)	—	(10)	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$—	$10	$(10)	$4	$—	$(3)	$—	$31	$3
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	503	—	32	1	—	1	—	(23)	—	514	32
Foreign government	27	—	(1)	—	—	—	—	—	—	26	(1)
Corporate	208	—	(2)	85	(38)	27	—	(51)	—	229	—
Marketable equity securities	3	—	1	—	—	157	—	—	—	161	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	439	—	3	—	—	9	—	(3)	—	448	3
Total investments	$1,210	$—	$33	$96	$(48)	$198	$—	$(80)	$—	$1,409	$37
Loans	$180	$—	$8	$5	$(66)	$—	$126	$—	$(51)	$202	$22
Mortgage servicing rights	770	—	(25)	—	—	—	24	—	(21)	748	(25)
Other financial assets	83	—	1	—	—	—	—	(64)	(20)	—	—
Liabilities
Deposits	$43	$—	$(5)	$6	$—	$—	$175	$—	$(2)	$227	$(6)
Securities loaned and sold under agreements to repurchase	955	(11)	—	—	—	415	—	—	(299)	1,082	(1)
Trading account liabilities
Securities sold, not yet purchased	37	7	—	8	(5)	17	—	—	(21)	29	4
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	343	4	—	19	(36)	13	99	—	(77)	357	(5)
Long-term debt	21,166	(858)	—	726	(889)	—	922	—	(356)	22,427	(786)
Other financial liabilities measured on a recurring basis	65	—	—	1	—	—	—	—	(65)	1	—
(1)Net realized/unrealized gains (losses) are presented as increase (decrease) to Level 3 assets and as (increase) decrease to Level 3 liabilities. Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$128	$48	$—	$—	$(84)	$634	$—	$—	$(544)	$182	$21
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	301	29	—	309	(348)	509	—	(409)	—	391	(6)
Residential	67	(1)	—	45	(110)	201	—	(102)	—	100	(5)
Commercial	36	(7)	—	45	(58)	61	—	(19)	—	58	(3)
Total trading mortgage-backed securities	$404	$21	$—	$399	$(516)	$771	$—	$(530)	$—	$549	$(14)
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
State and municipal	11	1	—	—	(11)	—	—	—	—	1	—
Foreign government	15	—	—	62	(13)	9	—	(12)	—	61	1
Corporate	269	(16)	—	85	(159)	238	—	(181)	—	236	(63)
Marketable equity securities	166	23	—	52	(36)	183	—	(126)	—	262	12
Asset-backed securities	178	(30)	—	51	(52)	294	—	(193)	—	248	(6)
Other trading assets	333	92	—	66	(50)	400	33	(428)	(24)	422	58
Total trading non-derivative assets	$1,377	$91	$—	$715	$(838)	$1,895	$33	$(1,470)	$(24)	$1,779	$(12)
Trading derivatives, net(4)
Interest rate contracts	$(330)	$(15)	$—	$18	$24	$(16)	$10	$(91)	$221	$(179)	$(31)
Foreign exchange contracts	185	39	—	111	(121)	66	—	(164)	(9)	107	(105)
Equity contracts	(1,688)	(26)	—	(322)	472	(2,049)	—	(51)	519	(3,145)	(512)
Commodity contracts	404	311	—	(244)	154	(286)	—	(10)	(273)	56	114
Credit derivatives	104	(190)	—	(52)	166	(377)	—	—	8	(341)	(152)
Total trading derivatives, net(4)	$(1,325)	$119	$—	$(489)	$695	$(2,662)	$10	$(316)	$466	$(3,502)	$(686)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$36	$—	$(1)	$10	$(15)	$4	$—	$(3)	$—	$31	$(2)
Residential	28	—	—	—	(15)	—	—	(13)	—	—	—
Total investment mortgage-backed securities	$64	$—	$(1)	$10	$(30)	$4	$—	$(16)	$—	$31	$(2)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	428	—	36	90	(14)	256	—	(282)	—	514	32
Foreign government	12	—	(4)	20	(2)	—	—	—	—	26	(1)
Corporate	146	—	10	170	(103)	162	—	(156)	—	229	1
Marketable equity securities	14	—	(10)	—	—	157	—	—	—	161	—
Asset-backed securities	2	—	—	—	(2)	—	—	—	—	—	—
Other debt securities	6	—	—	—	—	1	—	(7)	—	—	—
Non-marketable equity securities	404	—	21	—	—	42	—	(19)	—	448	3
Total investments	$1,076	$—	$52	$290	$(151)	$622	$—	$(480)	$—	$1,409	$33
Loans	$262	$—	$104	$7	$(165)	$—	$133	$—	$(139)	$202	$74
Mortgage servicing rights	760	—	(28)	—	—	—	76	—	(60)	748	(29)
Other financial assets	15	—	1	2	—	62	30	(64)	(46)	—	—
Liabilities
Deposits	$39	$—	$(9)	$7	$—	$—	$201	$—	$(29)	$227	$(16)
Securities loaned and sold under agreements to repurchase	390	(13)	—	—	—	1,486	—	—	(807)	1,082	(1)
Trading account liabilities
Securities sold, not yet purchased	28	25	—	15	(26)	93	—	—	(56)	29	36
Other trading liabilities	—	1	—	—	(2)	25	—	—	(22)	—	—
Short-term borrowings	297	50	—	78	(95)	13	715	—	(601)	357	(137)
Long-term debt	21,100	(1,277)	—	1,966	(2,954)	—	2,971	—	(1,933)	22,427	(1,064)
Other financial liabilities	—	—	—	15	—	50	1	—	(65)	1	—
(1)Net realized/unrealized gains (losses) are presented as increase (decrease) to Level 3 assets and as (increase) decrease to Level 3 liabilities. Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2024
Assets
Securities borrowed and purchased under agreements to resell	$126	$12	$—	$—	$—	$45	$—	$—	$(47)	$136	$12
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	691	22	—	139	(160)	124	—	(85)	—	731	15
Residential	91	(6)	—	10	(18)	28	—	(34)	—	71	(1)
Commercial	166	—	—	11	(57)	21	—	(55)	—	86	(1)
Total trading mortgage-backed securities	$948	$16	$—	$160	$(235)	$173	$—	$(174)	$—	$888	$13
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	20	—	—	—	—	—	21	—
Foreign government	45	(3)	—	2	—	23	—	(36)	—	31	(1)
Corporate	315	15	—	61	(37)	120	—	(214)	—	260	13
Marketable equity securities	244	7	—	100	(15)	77	—	(127)	—	286	7
Asset-backed securities	244	(6)	—	21	(13)	53	—	(84)	—	215	—
Other trading assets	783	5	—	27	(97)	155	10	(327)	(6)	550	—
Total trading non-derivative assets	$2,580	$34	$—	$391	$(397)	$601	$10	$(962)	$(6)	$2,251	$32
Trading derivatives, net(4)
Interest rate contracts	$(1,028)	$(73)	$—	$39	$523	$3	$5	$(18)	$233	$(316)	$(248)
Foreign exchange contracts	551	(7)	—	13	(532)	(18)	—	(7)	3	3	(81)
Equity contracts	(2,050)	(119)	—	(59)	149	(102)	—	(13)	(42)	(2,236)	(272)
Commodity contracts	404	174	—	(9)	(126)	(78)	—	(47)	83	401	204
Credit derivatives	74	(119)	—	(6)	44	(47)	—	—	—	(54)	(93)
Total trading derivatives, net(4)	$(2,049)	$(144)	$—	$(22)	$58	$(242)	$5	$(85)	$277	$(2,202)	$(490)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2024
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$28	$—	$4	$—	$—	$4	$—	$(4)	$—	$32	$4
Residential	25	—	2	—	—	—	—	—	—	27	1
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$53	$—	$6	$—	$—	$4	$—	$(4)	$—	$59	$5
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	439	—	6	—	(1)	—	—	(8)	—	436	6
Foreign government	14	—	(2)	—	—	—	—	—	—	12	—
Corporate	112	—	(2)	21	(14)	60	—	(27)	—	150	—
Marketable equity securities	10	—	—	—	—	—	—	—	—	10	—
Asset-backed securities	—	—	—	—	—	3	—	(3)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	505	—	12	—	—	107	—	(1)	—	623	10
Total investments	$1,133	$—	$20	$21	$(15)	$174	$—	$(43)	$—	$1,290	$21
Loans	$301	$—	$36	$1	$(3)	$1	$12	$—	$(1)	$347	$39
Mortgage servicing rights	709	—	(40)	—	—	—	32	—	(18)	683	(40)
Other financial assets	21	—	1	—	—	—	24	(2)	(19)	25	—
Liabilities
Deposits	$41	$1	$1	$—	$(7)	$—	$15	$—	$(5)	$42	$1
Securities loaned and sold under agreements to repurchase	286	—	—	—	—	230	—	—	(224)	292	—
Trading account liabilities
Securities sold, not yet purchased	32	(9)	—	12	(16)	13	—	—	(14)	36	(3)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	201	(1)	—	49	(10)	—	107	—	(127)	221	(26)
Long-term debt	20,375	(1,720)	—	636	(857)	—	697	—	(262)	22,309	1,868
Other financial liabilities measured on a recurring basis	3	—	—	—	—	—	—	—	(2)	1	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period from December 31, 2024 to September 30, 2025:

•During the three and nine months ended September 30, 2025, transfers of Long-term debt were $0.9 billion and $3.0 billion from Level 3 to Level 2, and $0.7 billion and $2.0 billion from Level 2 to Level 3, respectively. The transfers were primarily related to certain unobservable inputs becoming less significant to the overall valuation of the instruments in the case of Level 3 to 2 transfers, and more significant in the case of Level 2 to 3.

The following were the significant Level 3 transfers for the period from December 31, 2023 to September 30, 2024:

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

As of September 30, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$337	Price-based	Price	$1.07	$108.15	$34.07
	244	Yield analysis	Yield	4.37%	22.41%	7.55%
State and municipal, foreign government, corporate and other debt securities	$722	Price-based	Price	$—	$201.78	$108.92
	687	Model-based	Credit spread	167.00 bps	508.30 bps	366.91 bps
Non-marketable equities(5)	$277	Comparable analysis	Illiquidity discount	7.70%	33.00%	16.60%
			Revenue multiple	8.61x	30.71x	14.10x
			EBITDA multiple	14.20x	17.80x	16.00x
	96	Model-based	Discount rate	12.60%	17.50%	15.92%
	71	Price-based	Price	$2.90	$353.72	$125.66
Derivatives—gross(6)
Interest rate contracts (gross)	$4,036	Model-based	IR normal volatility	0.05%	2.99%	0.64%
			Equity volatility	3.59%	42.92%	13.30%
Foreign exchange contracts (gross)	$1,279	Model-based	IR normal volatility	0.50%	0.87%	0.77%
			IR basis	(1.17)%	2.78%	(0.07)%
			Equity volatility	3.00%	15.80%	6.87%
			FX volatility	2.71%	28.29%	7.69%
Equity contracts (gross)(7)	$4,995	Model-based	Equity volatility	3.00%	96.55%	18.64%
			Equity forward	69.15%	347.85%	111.99%
			Equity-Equity correlation	(36.22)%	98.91%	68.16%
			Equity-FX correlation	(75.00)%	70.00%	(15.14)%
			Recovery rate	6.25%	6.25%	6.25%
			WAL	2.65 years	2.65 years	2.65 years
Commodity and other contracts (gross)	$1,769	Model-based	Forward price	0.16%	334.80%	101.52%
			Commodity volatility	2.06%	242.89%	44.40%
Credit derivatives (gross)	$1,140	Model-based	Credit spread	5.17 bps	1180.00 bps	132.75 bps
			Recovery rate	0.50%	40.00%	31.15%
			Credit spread volatility	32.94%	112.79%	94.14%
	977	Price-based	Price	$65.10	$112.55	$91.95
			Upfront points	4.13%	106.28%	60.79%
Mortgage servicing rights	$659	Cash flow	Yield	(0.10)%	12.00%	6.54%
			WAL	3.33 years	8.29 years	7.07 years
Liabilities
Securities loaned and sold under agreements to repurchase	$1,082	Model-based	Interest rate	2.11%	5.40%	3.71%
			IR normal volatility	0.50%	0.89%	0.59%
Short-term borrowings and long-term debt	$22,686	Model-based	IR normal volatility	0.05%	2.99%	0.76%
			Equity volatility	6.03%	96.30%	19.11%
			Equity forward	69.15%	347.85%	114.48%
			Equity-IR correlation	(42.00)%	50.00%	26.32%
			Equity-FX correlation	(75.00)%	70.00%	(21.06)%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$128	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.81%	3.81%	3.81%
Mortgage-backed securities	$230	Yield analysis	Yield	5.24%	18.43%	9.25%
	214	Price-based	Price	$0.01	$99.81	$35.24
State and municipal, foreign government, corporate and other debt securities	$560	Price-based	Price	$—	$173.20	$98.52
	489	Model-based	Credit spread	35 bps	550 bps	277 bps
			Yield	4.20%	10.60%	9.88%
	140	Cash flow	WAL	3.59 years	8.82 years	7.57 years
Marketable equities securities(5)	$131	Price-based	Price	$—	$14,382.07	$442.64
	22	Model-based	WAL	2.40 years	2.40 years	2.40 years
			Recovery (in millions)	$8,628	$8,628	$8,628
Asset-backed securities	$132	Price-based	Price	$3.46	$132.54	$74.86
	47	Yield analysis	Yield	5.85%	12.76%	8.07%
Non-marketable equities	$222	Comparable analysis	Illiquidity discount	7.40%	33.00%	16.47%
			Revenue multiple	4.50x	16.31x	11.97x
			EBITDA multiples	16.20x	16.20x	16.20x
	81	Price-based	Price	$0.54	$2,960.96	$432.84
	50	Cash flow	Discount rate	9.75%	17.50%	13.28%
	50	Model-based
Derivatives—gross(6)
Interest rate contracts (gross)	$3,574	Model-based	IR normal volatility	0.16%	20.00%	2.18%
			Yield	1.69%	46.32%	5.64%
			Equity forward	71.78%	334.29%	106.48%
Foreign exchange contracts (gross)	$1,247	Model-based	IR normal volatility	0.67%	1.13%	0.93%
			IR basis	(7.50)%	64.75%	5.01%
			FX volatility	3.33%	27.64%	12.55%
			Yield	1.69%	46.32%	9.26%
Equity contracts (gross)(7)	$4,345	Model-based	Equity volatility	—%	145.41%	32.89%
			Equity forward	71.78%	334.29%	105.90%
			Equity-FX correlation	(93.33)%	70.00%	(14.52)%
			Equity-Equity correlation	(36.22)%	99.00%	72.43%
Commodity and other contracts (gross)	$1,716	Model-based	Forward price	1.84%	244.41%	115.84%
			Commodity volatility	7.14%	285.61%	35.86%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Credit derivatives (gross)	$869	Model-based	Recovery rate	20.00%	72.00%	41.54%
			Credit spread	5.00 bps	747.27 bps	100.50 bps
			Credit spread volatility	29.85%	81.44%	67.58%
	468	Price-based	Price	$43.71	$103.53	$85.76
			Upfront points	(6.25)%	110.52%	43.93%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$91.12	$104.49	$100.04
Loans and leases	$177	Model-based	Equity volatility	35.42%	41.94%	37.21%
			Forward price	1.84%	244.41%	102.92%
	82	Price-based	Price	$73.88	$99.25	$85.09
Mortgage servicing rights	$671	Cash flow	WAL	3.59 years	8.82 years	7.57 years
	84	Model-based	Yield	0.30%	12.00%	6.82%
Liabilities
Interest-bearing deposits	$39	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	4.25%	4.85%	4.28%
			IR normal volatility	0.67%	1.13%	0.93%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$27	Price-based	Price	$—	$14,382.07	$91.47
Short-term borrowings and long-term debt	$20,883	Model-based	IR normal volatility	0.04%	20.00%	1.54%
			Equity volatility	—%	145.41%	19.81%
			Equity-IR correlation	(34.00)%	60.00%	27.29%

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
The following tables present the carrying amounts of all assets that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period. The amounts reflect the fair values of the assets as of their respective remeasurement dates, which are generally prior to the balance sheet date. The following tables exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 24), and consumer loans and other assets held by businesses held-for-sale (see Note 2):

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2025
Loans HFS(1)	$567	$331	$236
Other real estate owned	2	—	2
Loans(2)	620	—	620
Non-marketable equity securities measured using the measurement alternative	291	—	291
Total assets at fair value on a nonrecurring basis	$1,480	$331	$1,149

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2024
Loans HFS(1)	$684	$413	$271
Other real estate owned	1	—	1
Loans(2)	353	—	353
Non-marketable equity securities measured using the measurement alternative	184	—	184
Total assets at fair value on a nonrecurring basis	$1,222	$413	$809

(1)Net of mark-to-market amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.
(2)Represents collateral-dependent loans held-for-investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of September 30, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$235	Price-based	Price	$80.00	$100.00	$95.55
Loans(4)	$620	Recovery analysis	Appraised value(5)	$10,000	$184,687,798	$99,270,639
			Recovery rate	35.10%	90.10%	57.97%
Non-marketable equity securities measured using the measurement alternative	$163	Price-based	Price	$9.94	$205.01	$94.50
	127	Comparable analysis	Revenue multiple	3.00x	53.75x	31.84x

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$271	Price-based	Price	$—	$101.00	$96.61
Loans(4)	$353	Recovery analysis	Appraised value(5)	$10,000	$104,049,422	$58,636,070
Non-marketable equity securities measured using the measurement alternative	$136	Price-based	Price	$1.50	$2,961.00	$258.00
	29	Comparable analysis	Revenue multiple	3.80x	9.19x	6.67x
	19	Recovery analysis	Appraised value(5)	$503,332	$7,220,000	$4,309,976

(1)The tables above include the fair values for the items listed and may not represent the total population for each category.
(2)Some inputs are shown as zero due to rounding.
(3)Weighted averages are calculated based on the fair values of the instruments.
(4)Represents collateral-dependent loans held-for-investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).
(5)Appraised values are disclosed in whole dollars.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Loans HFS	$(10)	$(1)	$(22)	$(46)
Other real estate owned	(1)	—	(1)	—
Loans(1)	(79)	(16)	(67)	(16)
Non-marketable equity securities measured using the measurement alternative	(8)	(8)	(51)	20
Total nonrecurring fair value gains (losses)	$(98)	$(25)	$(141)	$(42)

(1)Represents collateral-dependent loans held-for-investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The tables below therefore exclude items measured at fair value on a recurring basis presented in the tables above.

	September 30, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$202.3	$190.6	$89.8	$98.6	$2.2
Securities borrowed and purchased under agreements to resell	156.6	156.6	—	156.6	—
Loans(2)(3)	706.6	722.8	—	—	722.8
Other financial assets(3)(4)(5)	457.7	457.7	348.1	109.6	—
Liabilities
Deposits	$1,380.2	$1,380.2	$—	$1,380.2	$—
Securities loaned and sold under agreements to repurchase	147.6	147.6	—	147.6	—
Long-term debt(6)	186.0	190.7	—	186.3	4.4
Other financial liabilities(5)(7)	155.7	155.7	—	155.7	—

	December 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$247.6	$229.8	$120.2	$107.4	$2.2
Securities borrowed and purchased under agreements to resell	133.2	133.2	—	133.2	—
Loans(2)(3)	667.6	673.5	—	—	673.5
Other financial assets(3)(4)	362.2	362.2	260.6	15.9	85.7
Liabilities
Deposits	$1,280.9	$1,280.9	$—	$1,280.9	$—
Securities loaned and sold under agreements to repurchase	205.6	205.6	—	205.6	—
Long-term debt(6)	174.5	178.0	—	162.1	15.9
Other financial liabilities(7)	137.7	137.7	—	34.7	103.0

(1)Includes $5.2 billion and $5.2 billion of non-marketable equity securities carried at cost at September 30, 2025 and December 31, 2024, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $19.2 billion for September 30, 2025 and $18.6 billion for December 31, 2024. In addition, the carrying values exclude $0.2 billion and $0.3 billion of lease finance receivables at September 30, 2025 and December 31, 2024, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2025 and December 31, 2024 were off-balance sheet liabilities of $10.7 billion and $13.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 23.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2025	2024	2025	2024
Assets
Securities borrowed and purchased under agreements to resell	$88	$223	$210	$164
Trading account assets	13	8	52	10
Investments	4	—	4	—
Loans
Corporate loans	587	(143)	1,539	1,235
Consumer loans	1	14	4	4
Total loans	$588	$(129)	$1,543	$1,239
Other assets
MSRs	$(25)	$(40)	$(28)	$(23)
Mortgage loans HFS(1)	21	43	51	48
Total other assets	$(4)	$3	$23	$25
Total assets	$689	$105	$1,832	$1,438
Liabilities
Deposits	$(51)	$(43)	$(146)	$(106)
Securities loaned and sold under agreements to repurchase	(90)	(70)	(78)	(44)
Trading account liabilities	(70)	(17)	(223)	(241)
Short-term borrowings(2)	(1,627)	(200)	(2,507)	(581)
Long-term debt(2)	(4,174)	(6,216)	(9,312)	(8,338)
Total liabilities	$(6,012)	$(6,546)	$(12,266)	$(9,310)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(1,293) million and $(201) million for the three months ended September 30, 2025 and 2024, and a loss of $(684) million and $(608) million for the nine months ended September 30, 2025 and 2024, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	September 30, 2025		December 31, 2024
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,873	$7,896	$5,025	$8,040
Aggregate unpaid principal balance in excess of (less than) fair value	143	(133)	137	(55)
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $355 million and $280 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2025 and December 31, 2024, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended September 30, 2025 and 2024 due to instrument-specific credit risk were a gain of $7 million and $6 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2025	December 31, 2024
Carrying amount reported on the Consolidated Balance Sheet	$992	$692
Aggregate fair value in excess of (less than) unpaid principal balance	27	4
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2025 and 2024 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	September 30, 2025	December 31, 2024
Interest rate linked	$67.0	$58.0
Foreign exchange linked	0.1	0.1
Equity linked	49.0	41.8
Commodity linked	6.6	6.9
Credit linked	7.1	5.9
Total	$129.8	$112.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	September 30, 2025	December 31, 2024
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$129,817	$112,719
Aggregate unpaid principal balance in excess of (less than) fair value	882	(1,943)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$25,023	$12,484
Aggregate unpaid principal balance in excess of (less than) fair value	(370)	(87)

25.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at September 30, 2025 and December 31, 2024.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$14.3	$66.3	$80.6	$535
Performance guarantees	4.8	5.8	10.6	21
Derivative instruments considered to be guarantees	23.1	32.4	55.5	440
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	125.5	—	125.5	—
Card merchant processing(2)	34.4	—	34.4	—
Credit card arrangements with partners(3)	1.6	19.9	21.5	1
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	226.3	—	226.3	—
Other(4)(5)	—	8.4	8.4	80
Total	$430.0	$133.7	$563.7	$1,077

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.5	$63.5	$79.0	$546
Performance guarantees	4.2	5.8	10.0	27
Derivative instruments considered to be guarantees	15.8	27.3	43.1	332
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	96.3	—	96.3	—
Card merchant processing(2)	124.3	—	124.3	—
Credit card arrangements with partners(3)	0.2	21.5	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	139.5	—	139.5	—
Other(4)(5)	0.1	8.4	8.5	57
Total	$395.9	$127.5	$523.4	$964

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2025 and December 31, 2024, this maximum potential exposure was estimated to be approximately $34 billion and $124 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. See “Card Merchant Processing” in Note 28 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
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

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $14 million and $12 million at September 30, 2025 and December 31, 2024, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Carrying Value—Guarantees and Indemnifications
At September 30, 2025 and December 31, 2024, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.1 billion and $1.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $54.6 billion and $49.0 billion at September 30, 2025 and December 31, 2024, respectively. Securities and other marketable assets held as collateral amounted to $88.7 billion and $62.5 billion at September 30, 2025 and December 31, 2024, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.0 billion and $3.1 billion at September 30, 2025 and December 31, 2024, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.1	$13.5	$—	$80.6
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.4	—	8.4
Total	$67.1	$21.9	$0.9	$89.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.2	$15.6	$0.2	$79.0
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$63.2	$24.0	$1.2	$88.4

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	September 30, 2025	December 31, 2024
Commercial and similar letters of credit	$525	$3,774	$4,299	$4,031
One- to four-family residential mortgages	901	618	1,519	967
Revolving open-end loans secured by one- to four-family residential properties	5,066	2	5,068	5,271
Commercial real estate, construction and land development	11,531	2,299	13,830	14,107
Credit card lines	627,925	64,758	692,683	676,749
Commercial and other consumer loan commitments	252,871	124,210	377,081	325,329
Other commitments and contingencies(2)	4,915	157	5,072	4,908
Total	$903,734	$195,818	$1,099,552	$1,031,362

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

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of September 30, 2025 and December 31, 2024, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2025 and December 31, 2024, Citi had approximately $201.2 billion and $117.7 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $215.9 billion and $126.8 billion of unsettled repurchase and securities lending agreements, respectively. See Note 11 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2025	December 31, 2024
Cash and due from banks	$4,004	$3,325
Deposits with banks, net of allowance	20,249	16,217
Total	$24,253	$19,542

In addition to the restricted cash amounts presented above, at September 30, 2025 and December 31, 2024, approximately $11.7 billion and $7.2 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported within Other assets on the Consolidated Balance Sheet.

26.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately seven years as of September 30, 2025.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	September 30, 2025	December 31, 2024
ROU asset	$3,048	$2,836
Lease liability	3,203	3,013

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

27.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 27 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2025 Form 10-Q, Note 27 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2025 Form 10-Q and Note 30 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At September 30, 2025, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
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

Foreign Exchange Matters
On August 15, 2025, in J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, the Federal Court of Australia approved the settlement reached with Citibank and other defendants. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.

Greek Pension Claims
On September 16, 2025, ARVANITAKI & OTHERS filed a claim against CITIBANK EUROPE PUBLIC LIMITED in the Athens Court of First Instance regarding the treatment of their pension benefits following the sale of Citi’s consumer operations in Greece. Additional information is available in court filings under the docket number 183297/2300/2025 of the Athens Court of First Instance.

Interbank Offered Rates-Related Litigation
On August 20, 2025, and September 10, 2025, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, the district court approved stipulations dismissing with prejudice the remaining pending claims against Citigroup and Citibank. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:11-MD-2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).

Madoff-Related Litigation
On August 5, 2025, in FAIRFIELD SENTRY LTD., ET AL. v. CITIGROUP GLOBAL MARKETS LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK (SWITZERLAND) AG, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIVIC NOMINEES LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. DON
CHIMANGO SA, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK KOREA INC. ET AL., the United States Court of Appeals for the Second Circuit reversed the portion of the decision of the United States District Court for the Southern District of New York that permitted a single claim to proceed against CGML, Citibank (Switzerland) AG, Citivic Nominees Ltd., and Citibank, NA London, and otherwise affirmed the district court’s decision dismissing the liquidators’ remaining claims against CGML, Citibank (Switzerland) AG, Citibank, NA London, Citivic Nominees Ltd., Cititrust Bahamas Ltd., and Citibank Korea Inc. On September 18, 2025, the liquidators petitioned the court of appeals for rehearing and rehearing en banc. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Mastando, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); and 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 23-697, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582, 23-965 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, 23-987 (2d Cir.).

Variable Rate Demand Obligation Litigation
On August 1, 2025, in CITY OF PHILADELPHIA, ET AL. v. BANK OF AMERICA CORP., ET AL., the United States Court of Appeals for the Second Circuit affirmed the district court’s grant of class certification. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 23-7328 (2d Cir.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Nine Months Ended
	September 30, 2025
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$8,721	$10,082
Total operating expenses	181	11,078
Provision for credit losses	—	41
Equity in undistributed income of subsidiaries	1,836	—
Income (loss) from continuing operations before income taxes	$10,376	$(1,037)
Provision (benefit) for income taxes	(1,459)	(337)
Net income (loss)	$11,835	$(700)

SUMMARIZED BALANCE SHEET

	September 30, 2025		December 31, 2024
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$5,785	$24,324	$4,014	$19,464
Securities borrowed and purchased under resale agreements	—	249,761	—	215,995
Trading account assets	160	360,123	203	294,396
Advances to subsidiaries	156,499	—	150,790	—
Investments in subsidiary bank holding company	186,086	—	179,253	—
Investments in non-bank subsidiaries	43,727	—	46,549	—
Other assets(1)	16,592	184,444	14,642	158,080
Total assets	$408,849	$818,652	$395,451	$687,935
Securities loaned and sold under agreements to repurchase	$—	$341,866	$—	$268,178
Trading account liabilities	2	109,478	69	89,146
Short-term borrowings	—	29,418	—	29,410
Long-term debt	174,661	203,302	164,024	184,516
Advances from subsidiaries	18,574	—	19,974	—
Other liabilities	2,589	98,836	2,786	80,486
Stockholders’ equity	213,023	35,752	208,598	36,199
Total liabilities and equity	$408,849	$818,652	$395,451	$687,935

(1)    Other assets of CGMHI includes loans to affiliates of $100 billion and $91 billion at September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes Citi’s common share repurchases for the third quarter of 2025:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Total shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
July 2025
Open market repurchases(1)	11,150	$93.97	61,710	$15.2
Employee transactions(2)	—	—	—	—
August 2025
Open market repurchases(1)	15,445	93.62	77,155	13.8
Employee transactions(2)	—	—	—	—
September 2025
Open market repurchases(1)	25,132	99.73	102,287	11.3
Employee transactions(2)	—	—	—	—
Total for 3Q25	51,727	$96.66	102,287	$11.3

(1)    Represents repurchases under the multiyear $20 billion common stock repurchase program that was approved by Citigroup’s Board of Directors on January 13, 2025 and announced on January 15, 2025. Repurchases by Citigroup under this common stock repurchase program are subject to quarterly approval by Citigroup’s Board; may be effected from time to time through open market purchases, trading plans established in accordance with SEC rules or other means; and, as determined by Citigroup, may be subject to satisfactory market conditions, Citigroup’s capital position and capital requirements, applicable legal requirements and other factors.
(2)    During the third quarter, pursuant to the Board’s authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity from employee stock programs to satisfy the employee tax requirements.

During the third quarter of 2025, Citi repurchased $5.0 billion of common shares under the $20 billion stock repurchase program (of which there was $11.3 billion remaining at September 30, 2025).

Dividends
Citi paid common dividends of $0.60 per share for the third quarter of 2025, and on October 13, 2025, declared common dividends of $0.60 per share for the fourth quarter of 2025.
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
On October 13, 2025, Citi declared preferred dividends of approximately $284 million for the fourth quarter of 2025.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the third quarter of 2025, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Number	Description
3.1
Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed August 6, 2025 (File No. 001-09924).

10.1*+	Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 13, 2025 and in future years).

10.2*+	Agreement between Vis Raghavan and Citibank, N.A. (dated January 14, 2025).

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended September 30, 2025, filed on November 6, 2025, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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
+    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2025.

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
AI: Artificial intelligence
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
Asia Consumer: Asia Consumer Banking
ASU: Accounting Standards Update under GAAP issued by the FASB.
AUC/AUA: Assets under custody and administration includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients.
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
Banamex: Grupo Financiero Banamex, S.A. de C.V., the legal entity being divested by Citi
Basel III: Liquidity and capital rules adopted by the FRB based on an internationally agreed set of measures developed by the Basel Committee on Banking Supervision.
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
Branded Cards: Citi’s branded cards business with a portfolio of proprietary cards (Value, Cash and Rewards), co-branded cards (including Costco and American Airlines) and personal installment loans.
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
Generative AI: A type of artificial intelligence that uses generative models to create text and other content.
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
Mexico Consumer: Mexico Consumer Banking
Mexico Consumer/SBMM: Mexico Consumer Banking and Small Business and Middle-Market Banking reported within Legacy Franchises in All Other. Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.
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
NM: Not meaningful
NNIA (net new investment asset flows) (Wealth): Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. Excluded from the calculation are the impacts of fees and commissions, market movement, internal transfers within Citi specific to systematic upgrades/downgrades with USPB and any impact from strategic decisions by Citi to exit certain markets or services. Also excluded from the calculation are net new investment assets associated with markets for which data was not available for current-period reporting.
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
OREO: Other real estate owned
Organic growth (Wealth): Organic growth is defined as growth in client investment assets related to net new investment assets (NNIA) and excluding the impact of market growth. It is calculated as the sum of NNIA for each quarter from the fourth quarter of 2024 through the third quarter of 2025 divided by third quarter of 2024 client investment assets.
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
Transactional and product servicing: Comprises costs incurred in ongoing support of products or services, which are predominantly variable costs driven by transaction volumes, client accounts or other variable costs. These costs are primarily composed of brokerage exchange and clearance costs, exchange fees, regulatory memberships, customer-related costs (statement processing, postage, client activity, etc.) and certain indirect, non-income tax payments that are not recorded in Provision for income taxes in the Consolidated Statement of Income.
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