Form 10-K
period 2025-12-31
CITIGROUP INC
filed 2026-02-20
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2025 was approximately $156.2 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2026: 1,749,319,009
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 20, 2026 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available online at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–36, 121–127,
129, 160–164,
299–300

1A.	Risk Factors	49–62

1B.	Unresolved Staff Comments	Not Applicable

1C.	Cybersecurity	55–57, 113–115

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 30 to the Consolidated Financial Statements	287–293

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	138–139, 170–172, 301–303

6.	Reserved

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8–36, 64–120

7A.	Quantitative and Qualitative Disclosures About Market Risk	64–120, 165–169, 190–228, 235–278

8.	Financial Statements and Supplementary Data	134–298

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	127–128

9B.	Other Information	302

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	304–306*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibit and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on May 20, 2026, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2025 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference, other than disclosure under the heading “Pay versus Performance” information responsive to Item 402(v) of Regulation S-K of SEC rules.

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

CITIGROUP’S 2025 ANNUAL REPORT ON FORM 10-K

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
For a discussion of 2024 versus 2023 results of operations of Services, Markets, Banking, Wealth, U.S. Personal Banking and All Other, see each respective business’s results of operations in Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report on Form 10-K).

Presentation Changes
Changes in presentation have been made, including the following:

•Effective July 1, 2025, gains and losses on certain economic and qualifying hedging derivatives, foreign currency transaction gains and losses related to non-U.S. dollar debt and certain foreign operations that designate the U.S. dollar as their functional currency in countries with highly inflationary economies reported within Services, Markets, Banking and All Other—Corporate Other, which were previously presented within Other revenue, are now presented within Principal transactions. Prior periods were conformed to reflect this change in presentation.

•Effective July 1, 2025, certain predominantly variable expenses incurred in ongoing support of products and services, which were previously presented within Other operating expenses and Transactional and tax charges, are now aggregated and presented within a new expenses category, Transactional and product servicing (see “Glossary” below for definition). Additionally, certain non-income tax charges incurred, which were previously presented within Transactional and tax charges and do not align with the redefined Transactional and product servicing, are now presented within Other operating. Prior periods were conformed to reflect this change in presentation.
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
•Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change in presentation.

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
Citi’s non-GAAP financial measures in this Form 10-K include the following:

•Revenues excluding the loss on sale due to the held-for-sale accounting treatment related to Citi’s plan to sell AO Citibank (which was sold on February 18, 2026) in Russia (the Russia-related notable item)
•Expenses excluding a goodwill impairment related to Citi’s agreement to sell a 25% equity stake in Grupo Financiero Banamex, S.A. de C.V. (Banamex) (the Banamex-related notable item)
•Net income and diluted earnings per share (EPS), excluding revenue and expense notable items

•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•All Other (managed basis), excluding divestiture-related impacts
•Tangible common equity (TCE), return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

The following are details for the above non-GAAP financial measures:

•Citi’s revenues excluding the Russia-related notable item represent as reported, or GAAP, financial results less this notable item. Citi believes its results excluding the Russia-related notable item are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impact of the item, as well as additional comparability to peer companies.
•Citi’s expenses excluding the Banamex-related notable item represent as reported, or GAAP, financial results less this notable item, within All Other—Legacy Franchises. For more information on this notable item, see “Executive Summary” and “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.
•Citi’s net income and diluted EPS excluding the Russia-related and Banamex-related notable items represent as reported, or GAAP, financial results adjusted for these two notable items. Citi’s expenses excluding the Banamex-related notable item represent as reported, or GAAP, financial results less the Banamex-related notable item. Citi believes its results excluding the Russia-related and Banamex-related notable items are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impact of these items, as well as additional comparability to peer companies.
•Citi’s All Other results excluding divestiture-related impacts represent as reported, or GAAP, financial results less the items incurred and recognized that are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises. Additionally, Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis that excludes these divestiture-related impacts. For more information on Citi’s results excluding divestiture-related impacts, see “Executive Summary” and “All Other—Divestiture-Related Impacts (Reconciling Items)” below.

•For more information on Banking and Corporate Lending revenues excluding gain (loss) on loan hedges, see “Executive Summary” and “Banking” below. Citi believes that Banking and Corporate Lending revenues excluding gain (loss) on loan hedges are useful to investors, industry analysts and others because the gain (loss) on loan hedges are independent of Banking and Corporate Lending’s core operations and not indicative of the performance of the business operations.
•For more information on TCE, RoTCE and TBVPS, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below. TCE, RoTCE and TBVPS are used by management, as well as investors, industry analysts and others, in assessing Citi’s use of equity. Citi believes TCE and RoTCE are useful to investors, industry analysts and others by providing alternative measures of capital strength and performance. Citi believes TBVPS provides additional useful information about the level of tangible assets in relation to Citi’s outstanding shares of common stock.
•For more information on non-Markets net interest income, see “Market Risk—Non-Markets Net Interest Income” below. Management uses non-Markets net interest income to assess the performance of Citi’s non-Markets lending, investing (including asset-liability management) and deposit-raising activities, apart from any volatility associated with such Markets’ activities. Citi believes the use of this non-GAAP measure provides investors, industry analysts and others with an alternative measure to analyze the net interest income trends of Citi’s lending, investing and deposit-raising activities, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results of those activities; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.
•Included in Citi’s reported revenues was an immaterial increase in divestiture-related revenues of ($176) million in the current year, primarily related to Citi’s Poland consumer banking business, compared to aggregate divestiture-related revenues of $26 million in the prior year. Accordingly, Citi is not adjusting for these immaterial amounts.

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

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS (2025)

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
- International[5]

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
(2)Investment Banking consists of the Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses.
(3)Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries. Mexico Consumer/SBMM results of operations and certain balance sheet information are presented in a managerial view in this Form 10-K and include certain intercompany allocations, managerial charges and offshore expenses that reflect the Mexico Consumer/SBMM operations as a component of Citi’s consolidated operations, and are not intended to reflect, and may differ significantly from, Banamex’s results and operations as a standalone legal entity. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.
(4)Primarily represents the two remaining exit countries (Poland and Korea).
(5)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East, Africa and Russia (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

Effective as of the first quarter of 2026, Citi transferred its Retail Banking business from USPB to Wealth, and the remaining USPB businesses, including Branded Cards and Retail Services, were integrated into a new U.S. Consumer Cards (USCC) segment. The following chart details Citi’s segments and their lines of business as of the first quarter of 2026:

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS (2026)

Services	*Markets*	*Banking*	*Wealth*	*U.S. Consumer Cards (USCC)*
Lines of business:	*Lines of business:*[1]	*Lines of business:*[2]	*Lines of business:*	*Line of business:*
Treasury and Trade Solutions	Fixed Income Markets	Investment Banking	Private Bank	Unsecured Consumer Lending
Securities Services	Equity Markets	Corporate Lending	Citigold and Retail Banking	
			Wealth at Work	

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
(2)Investment Banking consists of the Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses.
(3)Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries. Mexico Consumer/SBMM results of operations and certain balance sheet information are presented in a managerial view in this Form 10-K and include certain intercompany allocations, managerial charges and offshore expenses that reflect the Mexico Consumer/SBMM operations as a component of Citi’s consolidated operations, and are not intended to reflect, and may differ significantly from, Banamex’s results and operations as a standalone legal entity. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.
(4)Primarily represents the remaining two exit countries (Poland and Korea).
(5)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East, Africa and Russia (MEA). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides additional selected financial information (revenue and certain corporate credit metrics) below for the six clusters within International.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

As described further throughout this Executive Summary, Citi demonstrated improved business performance and made significant progress on its strategic priorities in 2025 and early 2026:

•Citi and its five businesses each achieved positive operating leverage for 2025 for the second consecutive year. Citi’s positive operating leverage in 2025 was driven by revenue growth of 6% and disciplined expense management, with expenses up 3%.
•Citi returned $17.6 billion to common shareholders in the form of share repurchases ($13.3 billion) under its multiyear $20 billion common stock repurchase program and dividends ($4.3 billion). Citi will continue to assess the level of common share repurchases on a quarter-by-quarter basis.
•Citi continued to advance its transformation, with over 80% of transformation programs now at or nearly at Citi’s target state. Additionally, in December 2025, the OCC terminated its July 2024 amendment to Citibank’s 2020 Consent Order (see “Citi’s Multiyear Transformation” below).
•Citi continued to make progress on its remaining divestitures, including completing the sale of a 25% equity stake in Banamex in 2025 and signing and closing the sale of AO Citibank in Russia to Renaissance Capital (RenCap) on February 18, 2026. For additional information about the sale of AO Citibank and its impacts, see “Recent Developments” and “Managing Global Risk—Other Risks—Country Risk—Russia” below.

2025 Results Summary

Citigroup
Citigroup reported net income of $14.3 billion, or $6.99 per share. This compared to net income of $12.7 billion, or $5.94 per share in the prior year. Results in 2025 included two notable items:

•Russia-related notable item: revenues included a $1.2 billion ($1.1 billion after-tax) loss on sale related to the held-for-sale accounting treatment related to Citi’s plan to sell AO Citibank in Russia (which was sold on February 18, 2026)
•Banamex-related notable item: expenses included a goodwill impairment of $726 million ($714 million after-tax) related to Citi’s agreement to sell a 25% equity stake in Grupo Financiero Banamex, S.A. de C.V. (Banamex)

Excluding the Russia-related notable item and the Banamex-related notable item, net income was $16.1 billion, or $7.97 per share.
Net income increased 13% versus the prior year, driven by higher revenues, partially offset by higher expenses, a higher effective tax rate and higher provisions for credit losses. Citigroup’s effective tax rate was 27% in 2025 versus 25% in the prior year, driven by the limited tax benefit of the Russia-related and Banamex-related notable items.
Citigroup revenues of $85.2 billion in 2025 increased 6% on a reported basis, driven by an increase in net interest income, up 11%, partially offset by lower non-interest revenue, down 4%. The increase in net interest income reflected higher net interest income in Markets, Services, USPB and Wealth, partially offset by lower net interest income in All Other (managed basis) and Banking. The decrease in non-interest revenue was driven by declines in All Other (managed basis), Markets and USPB, largely offset by Banking, Wealth and Services. Excluding the Russia-related notable item, revenues were $86.4 billion.
Citigroup’s average loans in 2025 were $716 billion, up 5% versus the prior year, largely driven by loan growth in Markets, USPB and Services. For additional information about Citi’s average loans by business, including drivers and loan trends, see each business’s results of operations and “Loans Outstanding” below.
Citigroup’s average deposits in 2025 were approximately $1.4 trillion, up 4% versus the prior year, primarily driven by an increase in Services. For additional information about Citi’s average deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $55.1 billion increased 3% from the prior year, driven by higher compensation and benefits, the Banamex-related notable item, higher technology and communications and higher transactional and product servicing expenses, partially offset by lower deposit insurance expenses and restructuring charges. The increase in compensation and benefits was driven by performance-related compensation and higher severance. The increase in technology and communication was driven by continued investments in transformation and businesses. The increase in transactional and product servicing was driven by higher volumes in USPB, Markets and Wealth, partially offset by All Other. Excluding the Banamex-related notable item, expenses were $54.4 billion. For additional information on Citi’s transformation investments, see “Citi’s Multiyear Transformation” below.

Provisions
Citi’s total provisions for credit losses and for benefits and claims were $10.3 billion, reflecting net credit losses of $9.1 billion and a net allowance for credit losses (ACL) build of $1.2 billion.
Net credit losses were up 1% from the prior year, driven by increases in Legacy Franchises in All Other, largely offset by decreases in USPB. The net ACL build was driven by changes in the macroeconomic outlook and transfer risk.
Citi’s total provisions for credit losses and for benefits and claims in the prior year were $10.1 billion, reflecting net credit losses of $9.0 billion and a net ACL build of $1.1 billion, driven by changes in credit quality, higher net lending activity and transfer risk, partially offset by changes in the macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
For additional information on Citi’s consumer and corporate provisions, see each respective segment’s and All Other’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 13.2% as of December 31, 2025, compared to 13.6% as of December 31, 2024, based on the Basel III Standardized Approach for determining risk weighted assets (RWA). The decrease was primarily driven by common share repurchases, an increase in RWA and the payment of common and preferred dividends, partially offset by net income and net beneficial movements in Accumulated other comprehensive income (AOCI).
In 2025, Citi repurchased $13.3 billion of common shares and paid $4.3 billion of common dividends (see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below).
Citigroup’s Supplementary Leverage ratio as of December 31, 2025 was 5.5%, compared to 5.8% as of December 31, 2024. The decrease was driven by an increase in Total Leverage Exposure, partially offset by an increase in Tier 1 Capital. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below. For additional information on capital-related risks, trends and uncertainties, see “Capital Resources—Regulatory Capital Standards and Developments” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” below.

For information on the results of operations for 2025 for each of Citi’s segments and All Other, see “Services,” “Markets,” “Banking,” “Wealth,” “USPB” and “All Other—Managed Basis” below.

Macroeconomic and Other Risks and Uncertainties
Various macroeconomic, geopolitical and regulatory factors have contributed to economic uncertainties in the U.S. and globally, including, but not limited to, those related to various geopolitical challenges, tensions and conflicts; changes in U.S. laws or policies, including those related to trade and tariffs; and lower interest rates. These factors could adversely affect economic growth, unemployment and inflation in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks and uncertainties could adversely impact Citi’s clients, customers, businesses, funding costs, provisions and overall results of operations and financial condition during 2026.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s segments and All Other, results of operations, capital and other financial condition during 2026, see each respective segment’s and All Other’s results of operations, “Risk Factors” and “Managing Global Risk,” including “Managing Global Risk—Other Risks—Country Risk—Argentina” below.

CITI’S MULTIYEAR TRANSFORMATION

As previously disclosed, Citi’s transformation, including the remediation of its consent orders with the FRB and OCC, is a multiyear endeavor that is not linear. Citi is modernizing and simplifying the Company in order to lead in a dynamic, competitive and digital world. Citi’s transformation goes beyond remedying regulatory concerns to intentionally transform how the organization operates, and makes investments that not only support current needs, but also benefit the Company over the long term.
Citi’s transformation target outcomes remain focused on changing its business and operating models such that they simultaneously:

•further strengthen controls, enhance data quality and governance, reduce risk and continue to improve Citi’s regulatory compliance and its culture
•enhance Citi’s value to customers, clients and shareholders

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
For additional information on Citi’s transformation progress, investments and governance over the last several years, see “Citi’s Multiyear Transformation” in Citi’s 2024 Annual Report on Form 10-K.

2025 Transformation Progress
Citi continued to make progress on its transformation in 2025. As of December 31, 2025, over 80% of Citi’s transformation programs were at or nearly at the Company’s target state. Progress through 2025 included the following:

•enhanced and implemented automated controls to further mitigate risk of large erroneous payments in over 90 countries
•completed migration of committed corporate loans to Citi’s strategic loans processing platform for North America
•applied technology solutions leveraging AI to support governance of data reported in key regulatory reports
•completed onboarding of wholesale and retail contractual data to two strategic data platforms with built-in controls for accuracy, completeness and timeliness
•continued to optimize, modernize and simplify Citi by retiring or replacing 548 applications during 2025 (representing 9% of all applications)

In 2025, Citi’s transformation-related expenses increased 14% from the prior year to approximately $3.3 billion, largely driven by increased spending on data, as well as on controls. While Citi’s transformation investments will remain significant in 2026 and beyond, Citi expects them to decline over time.

FRB and OCC Consent Orders Compliance
Citi’s transformation efforts include implementation of the October 7, 2020 FRB and OCC Consent Orders issued to Citigroup and Citibank, respectively. The 2020 Consent Orders require Citigroup and Citibank to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis, detailing the results and status of improvements relating principally to various aspects of:

•enterprise-wide risk management;
•compliance risk management;
•data quality management related to governance; and
•internal controls.

Although there are no restrictions on Citi’s ability to serve its clients, the 2020 OCC Consent Order requires Citibank to obtain prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions. For additional information about the requirements under the 2020 Consent Orders, see Citi’s October 9, 2020 Form 8-K.
In 2024 the FRB entered into a Civil Money Penalty Consent Order with Citigroup in the amount of approximately $61 million, having found that Citigroup had ongoing deficiencies related to its data quality management program and inadequate measures for managing and controlling its data quality risks; and the OCC entered into a Civil Money Penalty Consent Order with Citibank, a wholly owned subsidiary of Citigroup, in the amount of $75 million, having found that Citibank had failed to make sufficient and sustainable progress toward achieving compliance with the OCC’s 2020 Consent Order. The OCC and Citibank also entered into an amendment to the October 7, 2020 OCC Consent Order (the Amendment), which the OCC terminated on December 18, 2025. For additional information on the 2024 Consent Orders and the Amendment, see Citi’s July 10, 2024 Form 8-K.
Citi continues to work constructively with the FRB and OCC and provide additional information regarding its plans and progress to both regulators on an ongoing basis.

Transformation Governance
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
While every member of Citi’s executive management team, or EMT, is involved in the transformation and plays a key, direct role in its implementation, Citi’s CEO has taken a leading role in managing the effort. As part of this effort, Citi’s CEO has assembled a team consisting of long-tenured employees and new hires from across various disciplines and areas of expertise and experience, along with representatives from each of Citi’s businesses and functions, to lead the various transformation programs. Citi is focusing its most senior talent on this effort and has a detailed, integrated approach to execute on the transformation. Citi’s Transformation Steering Committee, chaired by Citi’s CEO, sets the overall direction for the transformation and communicates progress to the Citigroup Board of Directors, as well as seeks input and feedback from the Board.
RECENT DEVELOPMENTS

On February 18, 2026, Citi signed and closed the sale of AO Citibank, Citi’s former Russian subsidiary, to RenCap. The transaction resulted in Citi’s full exit from its operations in Russia and included all remaining businesses, as well as approximately 800 employees. The divestiture of the remaining business operations is expected to provide an estimated benefit to Citi’s Common Equity Tier 1 (CET1) capital in the first quarter of 2026 of approximately $4 billion, primarily driven by the deconsolidation of associated risk-weighted assets, a reduction in disallowed deferred tax assets (DTA) and the release of associated currency translation adjustment (CTA) loss. While a benefit in the first quarter of 2026, the cumulative impact of the $1.6 billion CTA loss is regulatory capital neutral to Citi. For additional information, see “Managing Global Risk—Other Risks—Country Risk—Russia” below and Note 2.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2025	2024	2023	2022	2021
Net interest income	$59,792	$54,095	$54,900	$48,668	$42,494
Non-interest revenue	25,433	26,627	23,166	26,314	29,080
Revenues, net of interest expense(1)	$85,225	$80,722	$78,066	$74,982	$71,574
Operating expenses(1)	55,132	53,567	55,970	50,936	47,883
Provisions for credit losses and for benefits and claims	10,265	10,109	9,186	5,239	(3,778)
Income from continuing operations before income taxes	$19,828	$17,046	$12,910	$18,807	$27,469
Income taxes	5,373	4,211	3,528	3,642	5,451
Income from continuing operations	$14,455	$12,835	$9,382	$15,165	$22,018
Income (loss) from discontinued operations, net of taxes	(3)	(2)	(1)	(231)	7
Net income before attribution of noncontrolling interests	$14,452	$12,833	$9,381	$14,934	$22,025
Net income attributable to noncontrolling interests	146	151	153	89	73
Citigroup’s net income	$14,306	$12,682	$9,228	$14,845	$21,952
Earnings per share
Basic
Income from continuing operations	$7.11	$6.03	$4.07	$7.16	$10.21
Net income	7.11	6.03	4.07	7.04	10.21
Diluted
Income from continuing operations	$6.99	$5.95	$4.04	$7.11	$10.14
Net income	6.99	5.94	4.04	7.00	10.14
Dividends declared per common share	2.32	2.18	2.08	2.04	2.04
Common dividends	$4,340	$4,218	$4,076	$4,028	$4,196
Preferred dividends	1,114	1,054	1,198	1,032	1,040
Common share repurchases	13,250	2,500	2,000	3,250	7,600

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	2025	2024	2023	2022	2021
At December 31:
Total assets	$2,657,202	$2,352,945	$2,411,834	$2,416,676	$2,291,413
Total deposits	1,403,573	1,284,458	1,308,681	1,365,954	1,317,230
Long-term debt	315,827	287,300	286,619	271,606	254,374
Citigroup common stockholders’ equity	192,241	190,748	187,853	182,194	182,977
Total Citigroup stockholders’ equity	212,291	208,598	205,453	201,189	201,972
Average assets	2,644,069	2,468,431	2,442,233	2,396,023	2,347,709
Direct staff (in thousands)	226	229	239	240	223
Performance metrics
Return on average assets	0.54%	0.51%	0.38%	0.62%	0.94%
Return on average common stockholders’ equity(2)	6.8	6.1	4.3	7.7	11.5
Return on average total stockholders’ equity(2)	6.7	6.1	4.5	7.5	10.9
Return on tangible common equity (RoTCE)(3)	7.7	7.0	4.9	8.9	13.4
Operating leverage(4)	266 bps	770 bps	(577) bps	(161) bps	(1,340) bps
Efficiency ratio (total operating expenses/total revenues, net)	64.7	66.4	71.7	67.9	66.9
Basel III ratios
CET1 Capital(5)	13.18%	13.63%	13.37%	13.03%	12.25%
Tier 1 Capital(5)	13.65	15.31	15.02	14.80	13.91
Total Capital(5)	15.66	15.42	15.13	15.46	16.04
Supplementary Leverage ratio	5.48	5.85	5.82	5.82	5.73
Citigroup common stockholders’ equity to assets	7.23%	8.11%	7.79%	7.54%	7.99%
Total Citigroup stockholders’ equity to assets	7.99	8.87	8.52	8.33	8.81
Dividend payout ratio(6)	33	37	51	29	20
Total payout ratio(7)	133	58	76	53	56
Book value per common share	$110.01	$101.62	$98.71	$94.06	$92.21
Tangible book value per share (TBVPS)(3)	97.06	89.34	86.19	81.65	79.16

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
(4)    The operating leverage ratio represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(5)    Citi’s binding CET1 Capital ratios were derived under the Basel III Standardized Approach and Total Capital ratios were derived under the Advanced Approaches framework for all periods presented. Citi’s binding Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of December 31, 2025 and were derived under the Standardized Approach as of December 31, 2024, 2023, 2022 and 2021.
(6)    The dividend payout ratio represents dividends declared per common share as a percentage of net income per diluted share.
(7)    The total payout ratio represents the total of common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 11 and “Equity Security Repurchases” below for the component details.

BALANCE SHEET OVERVIEW

This section provides details of select assets and liabilities reported on Citigroup’s Consolidated Balance Sheet and the changes from December 31, 2024 to December 31, 2025:

In millions of dollars	December 31, 2025	December 31, 2024	$ Increase (Decrease)	% Increase (Decrease)
Assets
Cash and deposits with banks, net of allowance	$349,579	$276,532	$73,047	26%
Securities borrowed and purchased under agreements to resell, net of allowance	356,195	274,062	82,133	30
Trading account assets	537,139	442,747	94,392	21
Investments, net of allowance	444,229	476,657	(32,428)	(7)
Loans, net of unearned income and allowance for credit losses on loans	732,983	675,914	57,069	8
All other assets	237,077	207,033	30,044	15
Total assets	$2,657,202	$2,352,945	$304,257	13%
Liabilities and equity
Total deposits	$1,403,573	$1,284,458	$119,115	9%
Securities loaned and sold under agreements to repurchase	348,098	254,755	93,343	37
Trading account liabilities	162,798	133,846	28,952	22
Short-term borrowings	51,878	48,505	3,373	7
Long-term debt	315,827	287,300	28,527	10
All other liabilities	161,206	134,715	26,491	20
Total liabilities	$2,443,380	$2,143,579	$299,801	14%
Preferred stock	20,050	17,850	2,200	12
Common equity	192,241	190,748	1,493	1
Noncontrolling interests	1,531	768	763	99
Total liabilities and equity	$2,657,202	$2,352,945	$304,257	13%

Cash and deposits with banks: increased $73 billion, or 26%, primarily driven by growth in deposits in excess of loan growth, reductions in investments and net issuances of long-term debt, partially offset by growth in net trading assets and liabilities.

Securities borrowed and purchased under agreements to resell: increased $82 billion, or 30%, primarily driven by Rates and Currencies in Markets, reflecting increased client activity. See Note 12.

Trading account assets: increased $94 billion, or 21%, driven by increases in foreign government securities, mortgage-backed securities and equities securities, driven by client demand and market-making activity in Markets. See Note 26.

Investments: decreased $32 billion, or 7%. Held-to-maturity debt securities decreased $53 billion, or 22%, largely driven by maturities and paydowns of U.S. Treasury securities. Available-for-sale debt securities increased $20 billion, or 9%, driven by net purchases of foreign government securities, partially offset by net sales of U.S. Treasury securities. See Note 14.
Loans: increased $57 billion, or 8%, driven by growth in Markets, primarily driven by financing activity in Spread Products, and Services, driven by continued demand for trade loans, as well as growth in Retail Banking from consumer mortgages and Branded Cards in USPB, partially offset by a decline in Banking. See Note 15.

All other assets: consisting of brokerage receivables, premises and equipment, goodwill and intangibles, loans HFS, deferred taxes, accruals, other receivables, leases and other, increased $30 billion, or 15%. See Notes 10, 13, 17 and 29.

Deposits: increased $119 billion, or 9%, driven by an increase in operational deposits in Services. See Note 18.

Securities loaned and sold under agreements to repurchase: increased $93 billion, or 37%, driven by Rates and Currencies in Markets, reflecting increased Company financing in support of client activities. See Note 12.

Trading account liabilities: increased $29 billion, or 22%, primarily driven by equities in Prime Services in Markets, reflecting increased client demand. See Note 26.

Short-term borrowings: increased $3 billion, or 7%. See Note 19.

Long-term debt: increased $29 billion, or 10%, primarily driven by issuances of senior bank and non-bank benchmark debt and non-bank customer-related debt, partially offset by a decrease in Federal Home Loan Bank (FHLB) borrowings. See Note 19.

All other liabilities: consisting of brokerage payables, accruals, deferred taxes, other payables, deposits HFS, leases and other, increased $26 billion, or 20%. See Notes 2, 10, 13 and 29.

Preferred stock: increased $2.2 billion, or 12%, reflecting $7.2 billion of issuances, partially offset by $5.0 billion of redemptions. See Note 22.

Common equity: increased $1.5 billion, or 1%, as $14.3 billion in net income, $3.5 billion in lower Accumulated other comprehensive income (AOCI) losses, the net $1.7 billion increase due to the 25% Banamex equity interest sale and $0.8 billion in employee stock awards were largely offset by $13.3 billion in repurchases and $5.5 billion of common ($4.3 billion) and preferred ($1.1 billion) dividends.
See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES(1)

In millions of dollars	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Services	$21,256	$19,618	$18,062	8%	9%
Markets	21,970	19,836	18,649	11	6
Banking	8,215	6,201	4,715	32	32
Wealth	8,559	7,483	6,997	14	7
USPB	20,971	20,055	18,900	5	6
All Other—managed basis(2)	4,430	7,503	9,397	(41)	(20)
All Other—divestiture-related impacts (Reconciling Items)(2)	(176)	26	1,346	NM	(98)
Total Citigroup net revenues	$85,225	$80,722	$78,066	6%	3%

INCOME

In millions of dollars	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Income (loss) from continuing operations
Services	$7,139	$6,584	$4,701	8%	40%
Markets	5,928	5,005	3,938	18	27
Banking	2,324	1,529	(31)	52	NM
Wealth	1,490	1,002	419	49	139
USPB	3,097	1,382	1,820	124	(24)
All Other—managed basis(2)	(4,441)	(2,460)	(2,124)	(81)	(16)
All Other—divestiture-related impacts (Reconciling Items)(2)	(1,082)	(207)	659	(423)	NM
Income from continuing operations	$14,455	$12,835	$9,382	13%	37%
Discontinued operations	$(3)	$(2)	$(1)	(50)%	(100)%
Less: Net income attributable to noncontrolling interests	146	151	153	(3)	(1)
Citigroup’s net income	$14,306	$12,682	$9,228	13%	37%
(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the ongoing divestiture of Banamex, within Legacy Franchises. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
NM Not meaningful

SERVICES

Services includes TTS and Securities Services:
•TTS provides an integrated suite of tailored cash management, payments and trade and working capital solutions to multinational corporations, financial institutions and public sector organizations.
•Securities Services connects investors and issuers across global markets, providing a comprehensive product offering, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions that can be tailored to meet clients’ needs.

Services revenue is generated primarily from spreads and fees associated with these activities. Services earns spread revenue on deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income in the table below.
Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration (AUC/AUA) and is primarily recorded in Administration and other fiduciary fees. For additional information on these types of revenues, see Note 5. Services revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending, for Services products sold to Corporate Lending clients. This generally results in a reduction in Services reported revenue recorded in All other as part of Non-interest revenue in the table below.
Services maintains an international presence with product offerings in over 90 countries.

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income (including dividends)	$15,001	$13,423	$13,251	12%	1%
Fee revenue
Commissions and fees(1)	3,478	3,296	3,085	6	7
Administration and other fiduciary fees	2,907	2,716	2,501	7	9
Total fee revenue	$6,385	$6,012	$5,586	6%	8%
Principal transactions	804	753	(372)	7	NM
All other(2)	(934)	(570)	(403)	(64)	(41)
Total non-interest revenue	$6,255	$6,195	$4,811	1%	29%
Total revenues, net of interest expense(1)	$21,256	$19,618	$18,062	8%	9%
Total operating expenses(1)	$10,813	$10,568	$9,991	2%	6%
Net credit losses on loans	56	48	40	17	20
Credit reserve build (release) for loans	55	(130)	47	NM	NM
Provision for credit losses on unfunded lending commitments	(17)	17	(18)	NM	NM
Provisions for credit losses on other assets and HTM debt securities	360	341	881	6	(61)
Provision (release) for credit losses	$454	$276	$950	64%	(71)%
Income from continuing operations before taxes	$9,989	$8,774	$7,121	14%	23%
Income taxes	2,850	2,190	2,420	30	(10)
Income from continuing operations	$7,139	$6,584	$4,701	8%	40%
Noncontrolling interests	64	101	66	(37)	53
Net income	$7,075	$6,483	$4,635	9%	40%
Efficiency ratio	51%	54%	55%
Balance Sheet data (in billions of dollars)
EOP assets	$628	$584	$586	8%	—%
Average assets	604	586	583	3	1
Revenue by line of business
Net interest income	$12,238	$10,923	$11,085	12%	(1)%
Non-interest revenue	3,140	3,578	2,591	(12)	38
TTS	$15,378	$14,501	$13,676	6%	6%
Net interest income	$2,763	$2,500	$2,166	11%	15%
Non-interest revenue	3,115	2,617	2,220	19	18

Securities Services	$5,878	$5,117	$4,386	15%	17%
Total Services	$21,256	$19,618	$18,062	8%	9%
Revenue by geography
North America	$6,450	$5,402	$5,112	19%	6%
International	14,806	14,216	12,950	4	10
Total	$21,256	$19,618	$18,062	8%	9%
International revenue by cluster
United Kingdom	$2,003	$1,969	$1,808	2%	9%
Japan, Asia North and Australia (JANA)	2,775	2,674	2,462	4	9
LATAM	2,495	2,730	2,506	(9)	9
Asia South	2,520	2,426	2,160	4	12
Europe	2,481	2,280	2,230	9	2
Middle East, Africa and Russia (MEA)	2,532	2,137	1,784	18	20
Total	$14,806	$14,216	$12,950	4%	10%
Key drivers(3)
Average loans by line of business (in billions of dollars)
TTS	$92	$84	$80	10%	5%
Securities Services	1	1	1	—	—
Total	$93	$85	$81	9%	5%
ACLL as a percentage of EOP loans(4)	0.33%	0.30%	0.47%
Average deposits by line of business (in billions of dollars)
TTS	$732	$689	$688	6%	—%
Securities Services	146	130	123	12	6
Total	$878	$819	$811	7%	1%
AUC/AUA(5) (in trillions of dollars)	$31.4	$25.4	$23.5	24%	8%
Cross-border transaction value (in billions of dollars)	416.4	379.7	358.0	10	6
U.S. dollar clearing volume(6) (in millions)	177.1	168.0	157.3	5	7
Commercial card spend volume (in billions of dollars)	$71.2	$70.4	$66.8	1	5

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
(5)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $2.9 trillion and $1.9 trillion of such assets at December 31, 2025 and 2024, respectively.
(6)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

2025 vs. 2024
Net income of $7.1 billion increased 9%.
Revenues increased 8%, driven by growth in TTS and Securities Services, which included the positive impact of the Russia-related notable item of $356 million.
Net interest income increased 12%, driven by an increase in average deposit balances and spreads. Average deposits increased 7%, driven by growth in TTS and Securities Services, with growth across both International and North America, largely driven by an increase in operating deposits. Non-interest revenue increased 1%, driven by fee growth of 6% and the positive impact of the Russia-related notable item, offset by higher lending revenue share with Banking—Corporate Lending.
TTS revenues increased 6%, driven by a 12% increase in net interest income, partially offset by a 12% decrease in non-interest revenue. The increase in net interest income was driven by higher deposit spreads and average deposit balances, up 6%. The decrease in non-interest revenue was driven by higher lending revenue share, partially offset by higher fees. Fee revenue increased 5%, reflecting continued growth in underlying fee drivers, including an increase in cross-border transaction value of 10%, an increase in U.S. dollar clearing volume of 5% and an increase in commercial card spend volume of 1%.
Securities Services revenues increased 15%, driven by a 19% increase in non-interest revenue and 11% increase in net interest income. The increase in non-interest revenue was driven by the positive impact of the Russia-related notable item and fee growth of 7%, which benefited from higher assets under custody and administration and client activity, as well as a mark-to-market gain partially offset by higher lending revenue share. Assets under custody and administration increased 24%, which included the benefit of higher market valuations, deepening share of existing client wallet and the onboarding of new clients and assets. The increase in net interest income was driven by higher average deposits, which increased 12%, partially offset by lower deposit spreads.

Expenses increased 2%, primarily driven by higher compensation and benefits expense, including performance-related compensation.
Provisions were $454 million, reflecting a net ACL build of $398 million, and net credit losses of $56 million. The net ACL build was primarily driven by transfer risk. Provisions were $276 million in the prior year, reflecting a net ACL build of $228 million, driven by transfer risk, and net credit losses of $48 million.
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
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” below.

MARKETS

Markets includes Fixed Income Markets and Equity Markets and provides corporate, institutional and public sector clients around the world with a full range of sales and trading services across equities, foreign exchange, rates, spread products and commodities. The range of services includes market-making across asset classes, risk management solutions, financing and prime brokerage.
Citi assesses its Markets business performance on a total revenues basis, as security inventory is often hedged by derivative instruments, creating offsetting gains and losses across revenue lines. As an example, securities that generate Net interest income may be hedged by derivative instruments, which are reported under Principal transactions within Non-interest revenue.
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

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income (including dividends)	$10,009	$7,005	$7,233	43%	(3)%
Fee revenue
Brokerage and fees	1,563	1,402	1,381	11	2
Investment banking fees(1)	524	426	392	23	9
Other	223	238	147	(6)	62
Total fee revenue	$2,310	$2,066	$1,920	12%	8%
Principal transactions	9,551	10,822	9,789	(12)	11
All other(2)	100	(57)	(293)	NM	81
Total non-interest revenue	$11,961	$12,831	$11,416	(7)%	12%
Total revenues, net of interest expense(3)	$21,970	$19,836	$18,649	11%	6%
Total operating expenses	$14,077	$13,202	$13,258	7%	—%
Net credit losses (recoveries) on loans	206	168	32	23	425
Credit reserve build (release) for loans	(16)	213	202	NM	5
Provision (release) for credit losses on unfunded lending commitments	7	17	5	(59)	240
Provisions for credit losses on other assets and HTM debt securities	40	65	199	(38)	(67)
Provision (release) for credit losses	$237	$463	$438	(49)%	6%
Income (loss) from continuing operations before taxes	$7,656	$6,171	$4,953	24%	25%
Income taxes (benefits)	1,728	1,166	1,015	48	15
Income (loss) from continuing operations	$5,928	$5,005	$3,938	18%	27%
Noncontrolling interests	73	75	67	(3)	12
Net income (loss)	$5,855	$4,930	$3,871	19%	27%
Efficiency ratio	64%	67%	71%
Balance Sheet data (in billions of dollars)
EOP assets	$1,187	$949	$1,008	25%	(6)%
Average assets	1,206	1,063	1,026	13	4
Revenue by line of business
Fixed Income Markets	$16,226	$14,750	$14,612	10%	1%
Equity Markets	5,744	5,086	4,037	13	26
Total	$21,970	$19,836	$18,649	11%	6%

Rates and Currencies	$11,418	$10,152	$10,794	12%	(6)%
Spread Products and Other Fixed Income	4,808	4,598	3,818	5	20
Total Fixed Income Markets revenues	$16,226	$14,750	$14,612	10%	1%
Revenue by geography
North America	$8,357	$7,562	$6,839	11%	11%
International	13,613	12,274	11,810	11	4
Total	$21,970	$19,836	$18,649	11%	6%
International revenue by cluster
United Kingdom	$4,341	$4,099	$4,383	6%	(6)%
Japan, Asia North and Australia (JANA)	2,783	2,546	2,370	9	7
LATAM	2,141	1,962	1,444	9	36
Asia South	1,829	1,618	1,404	13	15
Europe	1,279	935	1,086	37	(14)
Middle East, Africa and Russia (MEA)	1,240	1,114	1,123	11	(1)
Total	$13,613	$12,274	$11,810	11%	4%
Key drivers(4) (in billions of dollars)
Average loans	$141	$120	$110	18%	9%
Net credit losses (NCLs) as a percentage of average loans	0.15%	0.14%	0.03%
ACLL as a percentage of EOP loans(5)	0.67%	0.88%	0.71%
Average trading account assets	$535	$436	$379	23	15

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
NM Not meaningful

2025 vs. 2024
Net income of $5.9 billion increased 19%.
Revenues increased 11%, driven by higher revenues in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenue of $16.2 billion increased 10%, reflecting higher revenues in Rates and Currencies and Spread Products and Other Fixed Income. Rates and Currencies revenues increased 12%, driven by higher Rates and foreign exchange revenues on increased client activity, partially offset by higher lending revenue share with Banking—Corporate Lending.
Spread Products and Other Fixed Income revenues increased 5%, driven by higher financing activity, with an 18% increase in average loans in Spread Products, and continued optimization of the balance sheet, largely offset by lower commodities revenues.
Equity Markets revenue was $5.7 billion, up 13%, due to increased market volatility and client activity, with prime balances up over 50%. The increase in Equity Markets revenue was driven by higher Equity Derivatives and Prime Services revenues, partially offset by non-recurrence of prior-year gains related to the Visa B share exchange in Equity Derivatives. Equity Cash revenues were marginally lower following a very strong performance in 2024.

Expenses of $14.1 billion increased 7%, primarily driven by higher compensation and benefits, including performance-related compensation and higher technology, transactional and legal expenses.
Provisions were $237 million, reflecting net credit losses of $206 million, and a net ACL build of $31 million. Net credit losses were driven by charge-offs in Spread Products. Provisions were $463 million in the prior year, reflecting a net ACL build of $295 million, primarily driven by changes in credit quality and in the macroeconomic outlook, and net credit losses of $168 million.
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
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” below.

BANKING

Banking includes Investment Banking (Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses) and Corporate Lending:

•Investment Banking supports clients’ capital-raising needs to help strengthen and grow their businesses, including equity and debt capital markets strategic financing solutions and loan syndication structuring, as well as advisory services related to mergers and acquisitions, divestitures, restructurings and corporate defense activities.
•Corporate Lending consists of corporate and commercial banking, serving as the conduit for Citi’s product suite to clients.

In addition to earning net interest spread revenue on its Corporate Lending activities, Banking primarily generates investment banking fees, composed of underwriting, advisory, loan syndication structuring and other related financing activity. For additional information on these types of revenues, see Note 5. Banking revenues also reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients. This generally results in an increase in Banking reported revenue. The revenue share to Banking—Corporate Lending is recorded in All other as part of Non-interest revenue in the table below.
Banking maintains an international presence leveraging a global network of bankers supporting over 90 countries.

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income (including dividends)	$2,132	$2,157	$2,161	(1)%	—%
Fee revenue
Investment banking fees	4,618	3,857	2,713	20	42
Other	233	174	160	34	9
Total fee revenue	$4,851	$4,031	$2,873	20%	40%
Principal transactions	(552)	(787)	(938)	30	16
All other(1)	1,784	800	619	123	29
Total non-interest revenue	$6,083	$4,044	$2,554	50%	58%
Total revenues, net of interest expense	$8,215	$6,201	$4,715	32%	32%
Total operating expenses	$4,462	$4,477	$4,877	—%	(8)%
Net credit losses on loans	84	149	169	(44)	(12)
Credit reserve build (release) for loans	389	(200)	(345)	NM	42
Provision (release) for credit losses on unfunded lending commitments	221	(128)	(354)	NM	64
Provisions (releases) for credit losses on other assets and HTM debt securities	26	(45)	387	NM	NM
Provisions (releases) for credit losses	$720	$(224)	$(143)	NM	(57)%
Income (loss) from continuing operations before taxes	$3,033	$1,948	$(19)	56%	NM
Income taxes (benefits)	709	419	12	69	NM
Income (loss) from continuing operations	$2,324	$1,529	$(31)	52%	NM
Noncontrolling interests	(5)	5	4	NM	25%
Net income (loss)	$2,329	$1,524	$(35)	53%	NM
Efficiency ratio	54%	72%	103%
Balance Sheet data (in billions of dollars)
EOP assets	$140	$143	$148	(2)%	(3)%
Average assets	147	152	153	(3)	(1)
Revenue by line of business
Total Investment Banking(1)	$4,434	$3,637	$2,632	22%	38%
Corporate Lending (excluding gain (loss) on loan hedges)(1)(2)	3,899	2,744	2,526	42	9
Total Banking revenues (excluding gain (loss) on loan hedges)(1)(2)	$8,333	$6,381	$5,158	31%	24%
Gain (loss) on loan hedges(1)(2)	(118)	(180)	(443)	34	59
Total Banking revenues (including gain (loss) on loan hedges)(1)(2)	$8,215	$6,201	$4,715	32%	32%

Investment banking fees
Advisory	$1,908	$1,245	$1,017	53%	22%
Equity underwriting (ECM)	699	688	500	2	38
Debt underwriting (DCM)	2,011	1,924	1,196	5	61
Total	$4,618	$3,857	$2,713	20%	42%
Revenue by geography
North America	$3,908	$3,097	$1,898	26%	63%
International	4,307	3,104	2,817	39	10
Total	$8,215	$6,201	$4,715	32%	32%
International revenue by cluster
United Kingdom	$1,088	$686	$637	59%	8%
Japan, Asia North and Australia (JANA)	796	524	591	52	(11)
LATAM	720	662	522	9	27
Asia South	568	411	381	38	8
Europe	755	588	498	28	18
Middle East, Africa and Russia (MEA)	380	233	188	63	24
Total	$4,307	$3,104	$2,817	39%	10%
Key drivers(3) (in billions of dollars)
Average loans	$82	$88	$92	(7)%	(4)%
NCLs as a percentage of average loans	0.10%	0.17%	0.18%
ACLL as a percentage of EOP loans(4)	2.04%	1.42%	1.59%

(1)    Banking revenues reflect the impact of a revenue sharing arrangement with Banking—Corporate Lending for Investment Banking, Markets and Services products sold to Corporate Lending clients. This generally results in an increase in Banking reported revenue.
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

2025 vs. 2024
Net income of $2.3 billion increased 53%.
Revenues increased 32%, driven by growth in Investment Banking and Corporate Lending (excluding the impact of losses on loan hedges) and a lower mark-to-market loss on loan hedges (a $118 million loss versus a $180 million loss in the prior year). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 31%.
Investment Banking revenues increased 22%, driven by a 20% increase in investment banking fees across Advisory, DCM and ECM with a larger overall market wallet and overall wallet share gains. Advisory fees increased 53%, with growth across several sectors and higher sponsor-led activity. DCM fees were up 5%, driven by growth in leveraged finance and investment-grade debt, partially offset by a decline in investment-grade loan activity. ECM fees were up 2%, driven by strength in IPOs and convertibles, amid favorable equity market conditions, offset by lower follow-on activity.
Corporate Lending revenues increased 47%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues increased 42%, driven by the impact of higher lending revenue share from Services, Markets and Investment Banking.

Expenses were unchanged, as an increase in compensation and benefits, including investments made in the business, was offset by a reduction in other operating expenses.
Provisions were $720 million, reflecting a net ACL build of $636 million, and net credit losses of $84 million. The net ACL build was driven by changes in credit quality, changes in the macroeconomic outlook and higher net lending activity. Provisions were a benefit of $224 million in the prior year, reflecting a net ACL release of $373 million, driven by improved macroeconomic conditions and transfer risk, and net credit losses of $149 million.
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
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Managing Global Risk—Other Risks—Country Risk—Argentina” below.

WEALTH

As of December 31, 2025, Wealth includes the Private Bank, Citigold and Wealth at Work and provides financial and advisory services to a range of client segments consisting of ultra-high net worth, high net worth and affluent clients. These services include banking, investment, lending and custody product offerings in approximately 20 countries, including the U.S. and four wealth management centers: Singapore, Hong Kong, the UAE and London:

•The Private Bank provides financial services to ultra-high net worth clients through customized product offerings.
•Citigold provides financial services to affluent and high net worth clients through elevated product offerings and financial relationships.
•Wealth at Work provides financial services to professional industries (including law firms, consulting groups and accounting and asset management firms) through tailored solutions.

Wealth revenue is primarily generated from spreads and fees associated with its financial and advisory services. Net interest income is mainly driven by interest earned on client deposits and tailored lending solutions, including mortgages, margin lending, personal, small business and other loans, and international credit cards.
Fee income is primarily generated from asset-based advisory and management fees, as well as transaction-related fees from client investment activity across brokerage, structured products, foreign exchange and banking services. For additional information on these types of revenues, see Note 5.

Effective as of the first quarter of 2026, Citi transferred its Retail Banking business from USPB to Wealth, and the remaining USPB businesses, including Branded Cards and Retail Services, were integrated into a new U.S. Consumer Cards (USCC) segment. For additional information, see “Overview” above.

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income	$5,281	$4,508	$4,413	17%	2%
Fee revenue
Commissions and fees(1)	1,551	1,380	1,180	12	17
Other(2)	962	949	802	1	18
Total fee revenue	$2,513	$2,329	$1,982	8%	18%
All other(3)	765	646	602	18	7
Total non-interest revenue	$3,278	$2,975	$2,584	10%	15%
Total revenues, net of interest expense	$8,559	$7,483	$6,997	14%	7%
Total operating expenses(1)	$6,501	$6,326	$6,461	3%	(2)%
Net credit losses on loans	170	121	98	40	23
Credit reserve build (release) for loans	(26)	(236)	(85)	89	(178)
Provision (release) for credit losses on unfunded lending commitments	(3)	(9)	(12)	67	25
Provisions for benefits and claims (PBC), and other assets	(1)	(2)	(4)	50	50
Provisions (releases) for credit losses and PBC	$140	$(126)	$(3)	NM	NM
Income from continuing operations before taxes	$1,918	$1,283	$539	49%	138%
Income taxes	428	281	120	52	134
Income from continuing operations	$1,490	$1,002	$419	49%	139%
Noncontrolling interests	—	—	—	—	—
Net income	$1,490	$1,002	$419	49%	139%
Efficiency ratio	76%	85%	92%
Balance Sheet data (in billions of dollars)
EOP assets	$230	$224	$229	3%	(2)%
Average assets	231	231	244	—	(5)
Revenue by line of business
Private Bank	$2,676	$2,386	$2,332	12%	2%
Citigold	4,953	4,221	3,803	17	11
Wealth at Work	930	876	862	6	2
Total	$8,559	$7,483	$6,997	14%	7%

Revenue by geography
North America	$4,316	$3,628	$3,615	19%	—%
International	4,243	3,855	3,382	10	14
Total	$8,559	$7,483	$6,997	14%	7%
International revenue by cluster
United Kingdom	$419	$337	$288	24%	17%
Japan, Asia North and Australia (JANA)	1,503	1,358	1,144	11	19
LATAM	150	129	118	16	9
Asia South	1,508	1,352	1,190	12	14
Europe	305	300	301	2	—
Middle East, Africa and Russia (MEA)	358	379	341	(6)	11
Total	$4,243	$3,855	$3,382	10%	14%
Key drivers(4) (in billions of dollars)
EOP client balances
Client investment assets(5)	$670	$587	$496	14%	18%
Deposits	324	313	319	4	(2)
Loans	150	148	151	2	(3)
Total	$1,144	$1,048	$966	9%	8%
Net new investment assets (NNIA)(6)	$44.3	$42.5	$30.0	4%	42%
Average deposits	313	316	310	(1)	2
Average loans	149	149	150	—	(1)
ACLL as a percentage of EOP loans	0.34%	0.36%	0.51%
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
NM Not meaningful

2025 vs. 2024
Net income of $1.5 billion increased 49%.
Revenues increased 14%, driven by growth across Citigold, the Private Bank and Wealth at Work. Net interest income increased 17%, driven by higher deposit spreads, partially offset by lower mortgage spreads and lower average deposit balances. Non-interest revenue increased 10%, driven by higher investment fee revenues and a gain on sale of an alternative investment fund platform, partially offset by the loss of fee revenue from a sale of a trust business in the third quarter of 2025.
Client balances increased 9%, primarily driven by higher client investment assets, up 14%. The increase in client investment assets was driven by higher market valuations and NNIA generation ($44 billion for the last 12 months), which represented 8% organic growth, partially offset by the sale of a trust business in the third quarter of 2025.
Average deposits decreased 1%, driven by lower deposits in Citigold in North America, as client transfers from USPB (including $15 billion of net transfers during the last 12 months) and net new deposits were more than offset by outflows, including a shift from deposits to higher-yielding investments. Average loans were unchanged, with growth in margin lending offset by transfers of certain relationships and associated mortgage loans to USPB from Wealth.
Private Bank revenues increased 12%, driven by higher deposit spreads, the gain on sale of an alternative investments fund platform and higher investment fee revenues, partially offset by lower mortgage spreads.
Citigold revenues increased 17%, driven by higher deposit spreads, higher investment fee revenues and higher lending spreads, partially offset by lower average loan balances and lower average deposit balances.
Wealth at Work revenues increased 6%, driven by higher deposit spreads and higher investment fee revenues, primarily offset by lower mortgage spreads.
Expenses increased 3%, largely driven by higher technology expenses, higher transactional and product servicing expenses and higher compensation and benefit expenses, as higher performance-related compensation and higher severance were partially offset by lower salaries due to lower headcount.
Provisions were $140 million, reflecting net credit losses of $170 million, and a net ACL release of $30 million. Net credit losses were primarily driven by international credit cards and write-downs of certain mortgage loans to their collateral value due to the impact of the California wildfires. Provisions were a benefit of $126 million in the prior year, reflecting a net ACL release of $247 million, driven by a refinement of loss assumptions in the margin lending portfolio and changes in the macroeconomic outlook, and net credit losses of $121 million.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Risk Factors” below.

U.S. PERSONAL BANKING

As of December 31, 2025, U.S. Personal Banking (USPB) includes Branded Cards, Retail Services and Retail Banking:

•Branded Cards includes proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans.
•Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy and Macy’s).
•Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, for retail and small business customers. Retail Banking branches are concentrated in six key metropolitan areas: New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C.

USPB revenue is primarily generated from net interest income, driven by secured and unsecured consumer loans, including credit card and mortgage lending, as well as spread income on deposits.
Fee revenue is primarily generated through credit card activities, including interchange revenue and other card-related fees. Fee revenue reflects the impact of customer reward programs, partner payments within the credit card businesses and retail banking-related fees. For additional information on these types of revenues, see Note 5.

Effective as of the first quarter of 2026, Citi transferred its Retail Banking business from USPB to Wealth, and the remaining USPB businesses, including Branded Cards and Retail Services, were integrated into a new U.S. Consumer Cards (USCC) segment. For additional information, see “Overview” above.

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income	$22,470	$21,103	$20,150	6%	5%
Fee revenue
Interchange fees(1)(2)	9,878	9,591	9,387	3	2
Card rewards and partner payments	(12,075)	(11,226)	(11,083)	(8)	(1)
Other(2)	614	468	349	31	34
Total fee revenue	$(1,583)	$(1,167)	$(1,347)	(36)%	13%
All other(3)	84	119	97	(29)	23
Total non-interest revenue	$(1,499)	$(1,048)	$(1,250)	(43)%	16%
Total revenues, net of interest expense(1)	$20,971	$20,055	$18,900	5%	6%
Total operating expenses(1)	$9,709	$9,646	$9,815	1%	(2)%
Net credit losses on loans	7,431	7,579	5,234	(2)	45
Credit reserve build (release) for loans	(226)	1,006	1,464	NM	(31)
Provision for credit losses on unfunded lending commitments	1	—	1	NM	(100)
Provisions for benefits and claims (PBC), and other assets	5	13	8	(62)	63
Provisions for credit losses and PBC	$7,211	$8,598	$6,707	(16)%	28%
Income from continuing operations before taxes	$4,051	$1,811	$2,378	124%	(24)%
Income taxes	954	429	558	122	(23)
Income from continuing operations	$3,097	$1,382	$1,820	124%	(24)%
Noncontrolling interests	—	—	—	—	—
Net income	$3,097	$1,382	$1,820	124%	(24)%
Efficiency ratio	46%	48%	52%
Balance Sheet data (in billions of dollars)
EOP assets	$264	$252	$242	5%	4%
Average assets	251	241	231	4	4
EOP loans	232	222	209	5	6
EOP deposits	88	89	103	(1)	(14)
Revenue by line of business(1)(4)
Branded Cards	$11,636	$10,735	$9,992	8%	7%
Retail Services	6,622	7,070	6,574	(6)	8
Retail Banking	2,713	2,250	2,334	21	(4)
Total	$20,971	$20,055	$18,900	5%	6%

Key drivers(5) (in billions of dollars, except as otherwise noted)
Average loans	$220	$209	$193	5%	8%
ACLL as a percentage of EOP loans(6)	6.00%	6.38%	6.28%
NCLs as a percentage of average loans	3.38%	3.62%	2.72%
Average deposits	89	91	110	(2)	(17)
Branded Cards
Credit card spend volume	$538	$516	$497	4%	4%
Average loans	119	114	105	5	9
NCLs as a percentage of average loans	3.68%	3.71%	2.68%
New credit cards account acquisitions(7) (in thousands of accounts)	5,192	4,667	4,546	11	3
Retail Services
Credit card spend volume	$88	$91	$95	(3)%	(5)%
Average loans	51	51	50	(2)	3
NCLs as a percentage of average loans	5.73%	6.27%	4.64%
New credit cards account acquisitions(7) (in thousands of accounts)	7,801	7,882	9,138	(1)	(14)
Retail Banking
Branches (actual)	655	642	647	2%	(1)%
Average mortgage loans	$49	$43	$37	14	16
NCLs as a percentage of average loans	0.28%	0.28%	0.29%
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
NM Not meaningful

2025 vs. 2024
Net income of $3.1 billion increased 124%.
Revenues increased 5%, driven by growth in Branded Cards and Retail Banking, partially offset by a decline in Retail Services. Net interest income increased 6%, driven by higher loan spreads and interest-earning balances in Branded Cards, as well as higher deposit spreads in Retail Banking, partially offset by lower interest-earning loan balances and spreads in Retail Services. Non-interest revenue decreased 43%, driven by higher rewards costs in Branded Cards and higher partner payment accruals in Retail Services, partially offset by higher gross interchange fees in Branded Cards.
Branded Cards revenues increased by 8%, driven by higher loan spreads and interest-earning balances, up 6%, as well as higher gross interchange fees, partially offset by higher rewards costs. Branded Cards average loans increased 5%.
Retail Services revenues decreased 6%, driven by higher partner payment accruals, as well as lower net interest income due to lower interest-earning loan balances and spreads. Retail Services average loans decreased 2%.
Retail Banking revenues increased 21%, primarily driven by the impact of higher deposit spreads. Average deposits decreased 2%, as net new deposits were more than offset by client transfers to Wealth (including $15 billion of net transfers during the last 12 months).

Expenses increased 1%, driven by higher transactional and marketing expenses to support customer acquisition and engagement, largely offset by lower compensation and benefits due to lower headcount.
Provisions were $7.2 billion, reflecting net credit losses of $7.4 billion, and a net ACL release of $220 million. Net credit losses were down 2%, driven by improved credit performance in Retail Services, partially offset by an increase for loan growth in Branded Cards. The net ACL release was driven by changes in credit quality, largely offset by changes in the macroeconomic outlook. Provisions were $8.6 billion in the prior year, reflecting net credit losses of $7.6 billion, driven by Branded Cards and Retail Services, and a net ACL build of $1.0 billion, driven by changes in credit quality and higher volume, partially offset by changes in the macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USPB’s Branded Cards, Retail Services and Retail Banking loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Risk Factors” below.

ALL OTHER—Managed Basis

All Other (managed basis) includes:

•Legacy Franchises (managed basis), which excludes divestiture-related impacts discussed below, and
•Corporate/Other.

For information on divestiture-related impacts, see the discussion below as well as All Other—Divestiture-Related Impacts (Reconciling Items) below.

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) results include the following:

•Mexico Consumer/SBMM, which operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries, including Banco Nacional de Mexico, S.A.
•Asia Consumer, primarily representing the consumer banking operations of the remaining two exit countries (Poland and Korea)
•Legacy Holdings Assets

Legacy Franchises (managed basis) results include a $1.6 billion Russia-related CTA loss that remained in Accumulated other comprehensive income (AOCI) until closing of the sale of AO Citibank. The $1.6 billion loss is included in the Russia notable item. See further details below.

Legacy Franchises (managed basis) results exclude the following:

•divestiture-related impacts associated with Asia Consumer
•divestiture-related impacts associated with Banamex, including the Banamex-related notable item consisting of a $726 million ($714 million after-tax) goodwill impairment in the third quarter of 2025 (see below)

At December 31, 2025, Legacy Franchises (managed basis) had the following, which were substantially reported in Mexico Consumer/SBMM:

•1,289 retail branches
•$45 billion in deposits
•$17 billion in retail banking loans
•$10 billion in outstanding credit card balances
•$8 billion in outstanding corporate loans, reported within Mexico SBMM

Mexico Consumer/SBMM operates primarily through Banamex, which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.

Mexico Consumer/SBMM’s results of operations are presented in a managerial view, and include certain intercompany allocations, managerial charges and offshore expenses that reflect the Mexico Consumer/SBMM operations as a component of Citi’s consolidated operations. Mexico Consumer/SBMM’s results of operations do not reflect, and may differ significantly from, Banamex’s results and operations as a standalone legal entity.
For additional information on the loans and deposits of Mexico Consumer/SBMM and Asia Consumer, see “Mexico Consumer/SBMM—” and “Asia Consumer—key indicators” in the table below.

Banamex Divestiture
In 2025, Citi continued to make substantial progress toward the divestiture of Banamex, which remains a strategic priority.
Any decisions related to the timing and structure of the
proposed Banamex initial public offering (IPO) and any
additional private sales will continue to be guided by several factors, including, among other things, market conditions and receipt of regulatory approvals.
On December 15, 2025, Citi completed the sale of 25% of Banamex’s outstanding common shares to a company wholly owned by Fernando Chico Pardo and members of his immediate family.
As a result of the closing of the 25% Banamex sale, and prior to deconsolidation, Citi’s stockholders’ equity increased by approximately $1.7 billion due to (i) the reclassification of an approximate $2.3 billion CTA loss associated with Banamex from AOCI (within stockholders’ equity) to Noncontrolling interests (NCI), which is a temporary benefit to Citi’s stockholders’ equity and will reverse at deconsolidation, partially offset by (ii) a net loss on sale of approximately $0.6 billion recorded primarily in additional paid-in capital within stockholders’ equity, which reflects the difference between the sale consideration received and 25% of the Banamex U.S. GAAP book value. The temporary benefit related to the reclassification of the CTA loss is subject to changes in FX.
Going forward, and prior to deconsolidation, Citi’s net income will reflect only Citi’s proportionate ownership (i.e., 75%) of Banamex’s U.S. GAAP legal‑entity net income, with the remaining 25% recorded in NCI. In addition, 25% of any changes related to Banamex’s U.S. GAAP legal-entity net equity, as well as the 25% proportionate share of the CTA balance associated with Banamex, will be reflected in NCI on the Consolidated Balance Sheet.
As of December 31, 2025, approximately $(9) billion of unrealized CTA losses, net of hedges and taxes, was attributed to Banamex and its consolidated subsidiaries. Following the 25% share sale, 25% of the unrealized CTA losses were reclassified to NCI, with the remaining 75% continuing to be reported within Citi’s AOCI (see Note 21 for additional information).

Citi will deconsolidate Banamex when it owns less than 50% of Banamex’s voting stock and does not have substantive participating rights in Banamex. During the quarter in which a deconsolidation occurs, the CTA loss attributable to Banamex and its consolidated subsidiaries, including the amounts recorded within AOCI and NCI, will be recognized in earnings, impacting EPS and RoTCE, and reversing the temporary capital benefit from prior sales. The cumulative impact of the CTA loss will be regulatory capital neutral to Citi. The $(9) billion in CTA losses is subject to change prior to deconsolidation, including as a result of FX movements.
For additional information, see the Consolidated Statement of Changes in Stockholders’ Equity and Notes 2 and 21.

Russia-Related CTA Loss
AO Citibank and its related impacts are not excluded from the results of Legacy Franchises (managed basis). The sale of AO Citibank is not considered part of Citi’s divestitures of its Asia Consumer businesses, as AO Citibank includes Citi’s remaining operations (non-consumer) in Russia and was not part of Citi’s strategic refresh.
The cumulative impact of the $1.6 billion CTA loss, including any FX movements that were released from Accumulated other comprehensive income (AOCI) upon closing, were regulatory capital neutral to Citi.
For additional information about the sale of AO Citibank and its impacts, see below, “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Sale of AO Citibank” in Note 2.

Overall Divestiture Progress
Since Citi announced its intention to exit consumer banking across 14 markets in Asia, Europe, the Middle East and Mexico as part of its strategic refresh, it has:

•completed the sale of 25% of Banamex’s outstanding common shares
•signed an agreement to sell the Poland consumer banking business, which is expected to close by mid-2026, subject to regulatory approvals and other customary closing conditions
•continued to make progress on the wind-down in Korea
•substantially completed wind-downs of the consumer businesses in China and Russia
•exited nine markets

In addition to the divestitures that are part of Citi’s strategic refresh, on February 18, 2026, Citi signed and closed the sale of AO Citibank in Russia to RenCap.
See Note 2 for additional information on Legacy Franchises’ consumer banking business sales and wind-downs.

Corporate/Other
Corporate/Other includes results of Corporate Treasury
managed activities, unallocated global operations and
technology expenses, certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs) including certain transformation-related spend, other corporate expenses (including income taxes) and discontinued operations.

In millions of dollars, except as otherwise noted	2025	2024	2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Net interest income	$4,899	$5,899	$7,692	(17)%	(23)%
Non-interest revenue	(469)	1,604	1,705	NM	(6)
Total revenues, net of interest expense(1)	$4,430	$7,503	$9,397	(41)%	(20)%
Total operating expenses(1)	$8,693	$9,030	$11,196	(4)%	(19)%
Net credit losses on loans	1,150	928	870	24	7
Credit reserve build (release) for loans	234	73	127	221	(43)
Provision (release) for credit losses on unfunded lending commitments	(11)	(16)	(47)	31	66
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	140	130	354	8	(63)
Provisions for credit losses and PBC	$1,513	$1,115	$1,304	36%	(14)%
Income (loss) from continuing operations before taxes	$(5,776)	$(2,642)	$(3,103)	(119)%	15%
Income taxes (benefits)	(1,335)	(182)	(979)	NM	81
Income (loss) from continuing operations	$(4,441)	$(2,460)	$(2,124)	(81)%	(16)%
Income (loss) from discontinued operations, net of taxes	(3)	(2)	(1)	(50)	(100)
Noncontrolling interests	14	(30)	16	NM	NM
Net income (loss)	$(4,458)	$(2,432)	$(2,141)	(83)%	(14)%
Balance Sheet data (in billions of dollars)
EOP assets	$208	$201	$199	3%	1%
Average assets	205	195	205	5	(5)
Revenue by line of business(1)
Mexico Consumer/SBMM	$6,500	$6,141	$5,668	6%	8%
Asia Consumer	(995)	812	1,504	NM	(46)
Legacy Holdings Assets	7	(118)	110	NM	NM
Corporate/Other	(1,082)	668	2,115	NM	(68)
Total	$4,430	$7,503	$9,397	(41)%	(20)%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$30.0	$23.1	$25.2	30%	(8)%
EOP deposits	43.8	34.1	40.2	28	(15)
Average loans	26.4	24.4	22.8	8	7
NCLs as a percentage of average loans (Mexico Consumer only)	5.56%	4.52%	4.01%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.72	1.43	1.35
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.59	1.41	1.35
Asia Consumer—key indicators(2) (in billions of dollars)
EOP loans	$2.5	$4.7	$7.4	(47)%	(36)%
EOP deposits	1.1	7.5	9.5	(85)	(21)
Average loans	3.5	5.9	9.5	(41)	(38)
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$1.8	$2.2	$2.8	(18)%	(21)%

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under held-for-sale (HFS) accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

2025 vs. 2024
Net loss was $4.5 billion, compared to a net loss of $2.4 billion in the prior year.
All Other (managed basis) revenues of $4.4 billion decreased 41%, driven by lower revenues in Corporate/Other and Legacy Franchises (managed basis), which includes certain impacts of the Russia-related notable item.
Legacy Franchises (managed basis) revenues of $5.5 billion decreased 19%, due to lower revenues in Asia Consumer (managed basis), which includes certain impacts of the Russia-related notable item, partially offset by higher revenues in Mexico Consumer/SBMM (managed basis) and Legacy Holdings Assets.
Mexico Consumer/SBMM (managed basis) revenues of $6.5 billion increased 6%, primarily due to higher loan balances in retail banking, cards and SBMM, and higher deposits in SBMM as well as higher fee revenues in the wealth, retirement and insurance businesses.
Asia Consumer (managed basis) revenues were $(995) million, compared to $812 million in the prior year, driven by certain impacts of the Russia-related notable item and reduction from the closed exits and wind-downs.
For additional information on the Russia-related notable item, see “Overview—Non-GAAP Financial Measures,” “Executive Summary” and “Recent Developments” above, “Managing Global Risk—Other Risks—Country Risk—Russia” below and “Sale of AO Citibank” in Note 2.
Legacy Holdings Assets revenues were $7 million, compared to $(118) million in the prior year, driven by the absence of higher funding costs in the prior year related to the transfer of the retail banking business in the U.K.
Corporate/Other revenues decreased to $(1.1) billion, compared to $668 million in the prior year, driven by lower net interest income and lower non-interest revenue. The lower net interest income was due to a lower benefit from cash and securities reinvestment, driven by actions taken over the last few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment. The lower non-interest revenue was primarily driven by gains in the prior year on the sale of certain investments and other assets.

Expenses decreased 4%, driven by closed exits and wind-downs, lower deposit insurance costs, the absence of the restructuring charge that occurred in the prior year (see Note 9) and the absence of civil money penalties in the prior year. This decline was primarily offset by higher investments in Citi’s transformation and technology and higher severance costs. For additional information on
Citi’s transformation investments, see “Citi’s Multiyear
Transformation” above.
Provisions were $1.5 billion, reflecting net credit losses of $1.2 billion, and a net ACL build of $363 million. Net credit losses increased 24%, driven by higher consumer lending volume and portfolio seasoning in Mexico Consumer. The net ACL build was primarily driven by higher consumer lending volume and changes in credit quality in Mexico Consumer, as well as transfer risk associated with Russia. Provisions were $1.1 billion in the prior year, reflecting net credit losses of $928 million, primarily in Mexico Consumer, and a net ACL build of $187 million, primarily driven by higher consumer lending volume and changes in credit quality in Mexico Consumer.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above and “Risk Factors” below.

ALL OTHER—Divestiture-Related Impacts (Reconciling Items)

The table below presents a reconciliation from All Other (U.S. GAAP) to All Other (managed basis). All Other (U.S. GAAP), less Reconciling Items, equals All Other (managed basis). The Reconciling Items are reflected on each relevant line item in Citi’s Consolidated Statement of Income.
All Other (managed basis) and Legacy Franchises (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to:

•Citi’s divestitures of its Asia Consumer businesses, and
•the ongoing divestiture of Grupo Financiero Banamex, S.A. de C.V. (Banamex), reported within All Other (U.S. GAAP).
Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	2025			2024			2023
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(3)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)
Net interest income	$4,899	$—	$4,899	$5,899	$—	$5,899	$7,692	$—	$7,692
Non-interest revenue	(645)	(176)	(469)	1,630	26	1,604	3,051	1,346	1,705
Total revenues, net of interest expense(1)	$4,254	$(176)	$4,430	$7,529	$26	$7,503	$10,743	$1,346	$9,397
Total operating expenses(1)	$9,570	$877	$8,693	$9,348	$318	$9,030	$11,568	$372	$11,196
Net credit losses on loans	1,150	—	1,150	935	7	928	864	(6)	870
Credit reserve build (release) for loans	224	(10)	234	73	—	73	66	(61)	127
Provision for credit losses on unfunded lending commitments	(11)	—	(11)	(16)	—	(16)	(47)	—	(47)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	140	—	140	130	—	130	354	—	354
Provisions (benefits) for credit losses and PBC	$1,503	$(10)	$1,513	$1,122	$7	$1,115	$1,237	$(67)	$1,304
Income (loss) from continuing operations before taxes	$(6,819)	$(1,043)	$(5,776)	$(2,941)	$(299)	$(2,642)	$(2,062)	$1,041	$(3,103)
Income taxes (benefits)	(1,296)	39	(1,335)	(274)	(92)	(182)	(597)	382	(979)
Income (loss) from continuing operations	$(5,523)	$(1,082)	$(4,441)	$(2,667)	$(207)	$(2,460)	$(1,465)	$659	$(2,124)
Income (loss) from discontinued operations, net of taxes	(3)	—	(3)	(2)	—	(2)	(1)	—	(1)
Noncontrolling interests	14	—	14	(30)	—	(30)	16	—	16
Net income (loss)	$(5,540)	$(1,082)	$(4,458)	$(2,639)	$(207)	$(2,432)	$(1,482)	$659	$(2,141)

(1)    See footnote 1 in “Results of Operations—Summary of Selected Financial Data” above for the description of a change in presentation.
(2)    2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), driven by the announced sale of the Poland consumer banking business; and (ii) approximately $877 million in operating expenses (approximately $821 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and other costs, primarily separation costs in Mexico and severance costs in the Asia exit markets (collectively approximately $151 million (approximately $107 million after-tax)).
(3)    2024 includes $318 million (approximately $220 million after-tax) in operating expenses, primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(4)    2023 includes (i) an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after-tax), related to the India consumer banking business sale; (ii) an approximate $403 million gain on sale recorded in revenue (approximately $284 million after-tax), related to the Taiwan consumer banking business sale; and (iii) approximately $372 million (approximately $263 million after-tax) in operating expenses, primarily related to separation costs in Mexico and severance costs in the Asia exit markets.

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
Similarly, Citigroup’s primary subsidiary, Citibank, N.A. (Citibank), is required to maintain minimum regulatory capital ratios plus applicable regulatory buffers, as well as to hold sufficient capital to be considered “well capitalized” under the Prompt Corrective Action framework. For additional information, see “Regulatory Capital Buffers” and “Prompt Corrective Action Framework” below.
Further, the U.S. Basel III rules implement the “capital floor provision” of the Dodd-Frank Act (also known as the “Collins Amendment”), which requires banking organizations to calculate “generally applicable” capital requirements. As a result, Citi must calculate each of the three risk-based capital ratios (CET1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach and the Advanced Approaches and comply with the more binding of each of the resulting risk-based capital ratios.

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
Further, U.S. GSIBs, including Citigroup, are subject to a 2.0% leverage buffer under the enhanced Supplementary Leverage Ratio (eSLR) standards in addition to the 3.0% stated minimum SLR requirement, resulting in a 5.0% SLR for the fourth quarter of 2025. If a U.S. GSIB fails to exceed this requirement, it will be subject to increasingly stringent restrictions (depending upon the extent of the shortfall) on capital distributions and discretionary executive bonus payments.
Similarly, Citibank is required to maintain a minimum SLR of 6.0% to be considered “well capitalized” under the Prompt Corrective Action framework for the fourth quarter of 2025.
On November 25, 2025, the U.S. banking agencies issued a final rule revising the eSLR requirements applicable to GSIBs and their depository institution subsidiaries, with an effective date of April 1, 2026 and an optional early adoption date of January 1, 2026.
Beginning January 1, 2026, Citi opted for early adoption of the eSLR final rule. Accordingly, both Citigroup and Citibank will be required to maintain an eSLR buffer of 1%, based on Citi’s current method 1 GSIB surcharge of 2%, for a total SLR requirement of 4%. This compares to the SLR requirement of 5% for Citigroup and 6% for Citibank as of December 31, 2025. For additional information on revisions to the eSLR requirements, see “Regulatory Capital Standards and Developments—Leverage Capital Requirements” below.

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
As of December 31, 2025, Citi’s regulatory capital ratios exceeded the regulatory capital requirements. Accordingly, Citi is not subject to payout limitations as a result of the U.S. Basel III requirements.

Stress Capital Buffer
Citigroup is subject to the FRB’s Stress Capital Buffer (SCB) rule, which integrates the annual stress testing requirements with ongoing regulatory capital requirements. The SCB equals the peak-to-trough Common Equity Tier 1 (CET1) Capital ratio decline under the Supervisory Severely Adverse scenario over a nine-quarter period used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. SCB-based capital requirements are reviewed and updated annually by the FRB as part of the CCAR process. For additional information regarding CCAR and DFAST, see “Stress Testing Component of Capital Planning” below. The SCB is applicable only to Citigroup under the Standardized Approach, while the fixed 2.5% Capital Conservation Buffer applies under the Advanced Approaches (see below).
As of the fourth quarter of 2025, based on the current SCB standard, Citi’s required regulatory CET1 Capital ratio decreased to 11.6% from 12.1% under the Standardized Approach, incorporating the 3.6% SCB and Citi’s current GSIB surcharge of 3.5%. Citi’s required regulatory CET1 Capital ratio under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remained unchanged at 10.5%. The regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unaffected by Citigroup’s SCB.
Since its introduction in 2020, Citigroup’s SCB has been determined each year through DFAST. As a result, Citi’s 2026 SCB is expected to remain at the 2025 SCB requirement of 3.6% until October 1, 2027 due to the FRB notice to maintain the SCB pending finalization of model changes. For information on these proposed rulemakings, see “Regulatory Capital Standards and Developments” below.

Capital Conservation Buffer and Countercyclical Capital Buffer
Citigroup is subject to a fixed 2.5% Capital Conservation Buffer (CCB) under the Advanced Approaches. Citibank is subject to the fixed 2.5% CCB under both the Advanced Approaches and the Standardized Approach.
In addition, Advanced Approaches banking organizations, such as Citigroup and Citibank, are subject to a discretionary Countercyclical Capital Buffer (CCyB). The CCyB is currently set at 0% by the U.S. banking agencies.

GSIB Surcharge
The FRB imposes a risk-based capital surcharge (GSIB surcharge) upon U.S. bank holding companies that are identified as GSIBs, including Citi (for information on potential changes to the GSIB surcharge, see “Regulatory Capital Standards and Developments” and “Risk Factors—Strategic Risks” below). The GSIB surcharge augments the SCB, CCB and, if invoked, any CCyB.
Citi is required annually to calculate its GSIB surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (method 1) is based on the Basel Committee’s GSIB methodology. Under the second method (method 2), the substitutability category under the Basel Committee’s GSIB methodology is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges calculated during 2026 will be based on 2025 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will be higher than its surcharge determined under method 1.
Should Citi’s systemic importance change year-over-year, such that it becomes subject to a higher GSIB surcharge, the higher surcharge would become effective on January 1 of the year that is one full calendar year after the increased GSIB surcharge was calculated (e.g., a higher surcharge calculated in 2026 using data as of December 31, 2025 would not become effective until January 1, 2028). However, if Citi’s systemic importance changes such that Citi would be subject to a lower surcharge, Citi would be subject to the lower surcharge on January 1 of the year immediately following the calendar year in which the decreased GSIB surcharge was calculated (e.g., a lower surcharge calculated in 2026 using data as of December 31, 2025 would become effective January 1, 2027).
The following table presents Citi’s GSIB surcharge as determined under method 1 and method 2 for 2025 and 2024:

	2025	2024
Method 1	2.0%	2.0%
Method 2	3.5	3.5

•For 2026 and 2027, Citi’s GSIB surcharge under method 2 will remain at 3.5%.
•For 2028, Citi’s GSIB surcharge is expected to increase to the lower of 4% or the surcharge derived as of year-end 2026 under method 2.

In the future, Citi’s regulatory capital ratios and requirements will depend on, among other things, any changes in regulatory capital rules, requirements and interpretations, Citi’s stress test results, which could be influenced by the impact of Citi’s remaining divestitures, and Citi’s mix of businesses and credit portfolios.

Prompt Corrective Action Framework
In general, the Prompt Corrective Action (PCA) regulations direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios:

•“well capitalized”
•“adequately capitalized”
•“undercapitalized”
•“significantly undercapitalized”
•“critically undercapitalized”

Accordingly, an insured depository institution, such as Citibank, must maintain minimum CET1 Capital, Tier 1 Capital, Total Capital and Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized” for the fourth quarter of 2025.
The eSLR final rule issued on November 25, 2025 has modified the depository institution-level eSLR requirement from a “well capitalized” threshold under the PCA framework to a buffer construct but has retained the 3% minimum SLR to be considered “adequately capitalized.” For additional information, see “Regulatory Capital Standards and Developments—Leverage Capital Requirements” below.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6.0%, a Total Capital ratio of at least 10.0% and not be subject to a FRB directive to maintain higher capital levels.
Both Citigroup and Citibank were “well capitalized” as of December 31, 2025.

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
Both CCAR and DFAST include an estimate of projected revenues, losses, reserves, pro forma regulatory capital ratios and any other additional capital measures deemed relevant by
Citi. Projections are required over a nine-quarter planning horizon under two supervisory scenarios (baseline and severely adverse conditions). All risk-based capital ratios reflect application of the Standardized Approach framework under the U.S. Basel III rules. The FRB’s stress test modeling is subject to change under the outstanding proposed rulemaking regarding stress test modeling and scenario design. For information on this proposed rulemaking, see “Regulatory Capital Standards and Developments” below.
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
Citigroup and Citibank are required to disclose the results of their company-run stress tests.

Citigroup’s Capital Resources
The following table presents Citigroup’s required risk-based capital ratios as of December 31, 2025 and December 31, 2024:

	Standardized Approach		Advanced Approaches
Regulatory Capital Buffers(1)	December 31, 2025	December 31, 2024	December 31, 2025 and December 31, 2024
GSIB surcharge	3.5%	3.5%	3.5%
SCB	3.6	4.1	N/A
CCB	N/A	N/A	2.5
CCyB	—	—	—
Regulatory Capital buffer requirement	7.1%	7.6%	6.0%
CET1 Capital (stated minimum)	4.5	4.5	4.5
CET1 Capital ratio requirement	11.6%	12.1%	10.5%
Additional Tier 1 Capital	1.5	1.5	1.5
Tier 1 Capital ratio requirement	13.1%	13.6%	12.0%
Tier 2 Capital	2.0	2.0	2.0
Total Capital ratio requirement	15.1%	15.6%	14.0%
(1)    For additional information on the capital buffers, see “Regulatory Capital Buffers” above.
N/A Not applicable

The following tables present Citigroup’s capital components and ratios as of December 31, 2025 and December 31, 2024:

	Standardized Approach		Advanced Approaches
In millions of dollars, except ratios	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
CET1 Capital(1)	$157,099	$155,363	$157,099	$155,363
Tier 1 Capital(1)	179,675	174,527	179,675	174,527
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	216,468	205,827	206,170	197,371
Total Risk-Weighted Assets	1,192,174	1,139,988	1,316,371	1,280,190
Credit Risk(1)	$1,131,414	$1,073,354	$943,012	$901,345
Market Risk	60,760	66,634	59,758	66,221
Operational Risk	N/A	N/A	313,601	312,624
CET1 Capital ratio(2)	13.18%	13.63%	11.93%	12.14%
Tier 1 Capital ratio(2)	15.07	15.31	13.65	13.63
Total Capital ratio(2)	18.16	18.06	15.66	15.42

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(1)(3)		$2,685,119	$2,433,364
Total Leverage Exposure(1)(4)		3,276,212	2,985,418
Leverage ratio	4.0%	6.69%	7.17%
Supplementary Leverage ratio	5.0	5.48	5.85

(1)Commencing January 1, 2025, the capital effects resulting from adoption of the current expected credit losses (CECL) methodology have been fully reflected in Citi’s regulatory capital.
(2)At December 31, 2025, Citi's binding CET1 Capital ratio was derived under the Basel III Standardized Approach, whereas the binding Tier 1 Capital and Total Capital ratios were derived under the Basel III Advanced Approaches. At December 31, 2024, Citi’s binding CET1 and Tier 1 Capital ratios were derived under the Standardized Approach, whereas the Total Capital ratio was derived under the Advanced Approaches.
(3)Leverage ratio denominator. Represents average daily total assets for the respective quarters, less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator. Represents quarterly average on-balance sheet assets and certain off-balance sheet exposures calculated in accordance with the U.S. Basel III rules less amounts deducted from Tier 1 Capital.
N/A Not applicable

As indicated in the table above, Citigroup’s capital ratios at December 31, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citigroup was “well capitalized” under federal bank regulatory agencies definitions as of December 31, 2025.

Common Equity Tier 1 Capital Ratio and SLR
Citi’s CET1 Capital ratio under the Basel III Standardized Approach was 13.2% as of December 31, 2025, relative to a required regulatory CET1 Capital ratio of 11.6% as of such date under the Standardized Approach. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.9% as of December 31, 2025, relative to a required regulatory CET1 Capital ratio of 10.5% as of such date under the Advanced Approaches framework.
Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches from year-end 2024, driven primarily by common share repurchases, the payment of common and preferred dividends and increases in Standardized Approach RWA and Advanced Approaches RWA, partially offset by net income, net beneficial movements in AOCI and the net impact from Citi’s agreement to sell a 25% equity stake in Banamex and held-for-sale accounting treatment related to Citi’s plan to sell AO Citibank in Russia (which was sold on February 18, 2026).

Citi’s Supplementary Leverage ratio was 5.5% at December 31, 2025, compared to 5.8% as of December 31, 2024. The decrease from year-end 2024 was primarily driven by an increase in Total Leverage Exposure, common share repurchases and the payment of common and preferred dividends, partially offset by year-to-date net income, net beneficial movements in AOCI and the overall net impact from Citi’s agreement to sell a 25% equity stake in Banamex and held-for-sale accounting treatment related to Citi’s plan to sell AO Citibank in Russia (which was sold on February 18, 2026).

Components of Citigroup Capital

In millions of dollars	December 31, 2025	December 31, 2024	$ Change 2024 to 2025
CET1 Capital
Citigroup common stockholders’ equity(1)	$192,304	$190,815	$1,489
Add: Qualifying noncontrolling interests	226	186	40
Regulatory capital adjustments and deductions:			0
Add: CECL transition provision(2)	—	757	(757)
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	10	(220)	230
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,919)	(910)	(1,009)
Less: Intangible assets:			0
Goodwill, net of related deferred tax liabilities (DTLs)(3)	18,482	17,994	488
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	3,135	3,357	(222)
Less: Defined benefit pension plan net assets and other	1,822	1,504	318
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	10,784	11,628	(844)
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs(4)(5)	3,117	3,042	75
Total CET1 Capital (Standardized Approach and Advanced Approaches)	$157,099	$155,363	$1,736
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,987	$17,783	$2,204
Qualifying trust preferred securities(6)	1,433	1,422	11
Qualifying noncontrolling interests	1,229	30	1,199
Regulatory capital deductions:
Less: Other	73	71	2
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$22,576	$19,164	$3,412
Total Tier 1 Capital (CET1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$179,675	$174,527	$5,148
Tier 2 Capital
Qualifying subordinated debt	$22,380	$18,185	$4,195
Qualifying noncontrolling interests	247	38	209
Eligible allowance for credit losses(2)(7)	14,311	13,560	751
Regulatory capital deduction:			0
Less: Other	145	483	(338)
Total Tier 2 Capital (Standardized Approach)	$36,793	$31,300	$5,493
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$216,468	$205,827	$10,641
Adjustment for excess of eligible credit reserves over expected credit losses(2)(7)	$(10,298)	$(8,456)	$(1,842)
Total Tier 2 Capital (Advanced Approaches)	$26,495	$22,844	$3,651
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$206,170	$197,371	$8,799

(1)Issuance costs of $63 million and $67 million related to outstanding noncumulative perpetual preferred stock at December 31, 2025 and 2024, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Commencing January 1, 2025, the capital effects resulting from adoption of the CECL methodology have been fully reflected in Citi’s regulatory capital.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi’s $29.5 billion of net DTAs at December 31, 2025, $10.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards, as well as $3.1 billion of DTAs arising from temporary differences that exceeded the 10% limitation, were excluded from Citi’s CET1 Capital as of December 31, 2025. DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards are required to be entirely deducted from CET1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if they exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At December 31, 2025 and 2024, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $4.0 billion and $5.1 billion at December 31, 2025 and 2024, respectively.

Citigroup Risk-Weighted Assets Rollforward

In millions of dollars	Standardized Approach	Advanced Approaches
Total Risk-Weighted Assets at December 31, 2024	$1,139,988	$1,280,190
General credit risk exposures(1)(2)	15,660	42,374
Derivatives	3,367	(20,088)
Securities financing transactions	16,905	(833)
Securitization exposures	6,419	1,732
Equity exposures	2,060	1,792
Other exposures(2)	13,649	16,690
Change in Credit Risk-Weighted Assets	$58,060	$41,667
Change in Market Risk-Weighted Assets	$(5,874)	$(6,463)
Change in Operational Risk-Weighted Assets	N/A	$977
Total Risk-Weighted Assets at December 31, 2025	$1,192,174	$1,316,371

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.
(2)Increase in Other exposures was mainly due to a recategorization of certain exposures previously classified as general credit risk exposures to other assets in March 2025.
N/A Not applicable

In 2025, the increase in Citigroup’s Credit RWAs under the Standardized Approach was primarily driven by higher activities in securities financing transactions with corporate counterparties, and growth in corporate lending and credit card exposures, as well as an increase in securitizations. The increase under the Advanced Approaches was mainly due to growth in corporate lending and credit card exposures, and also an increase in investment securities, partially offset by a decrease in derivatives RWA, driven by the net impact of model refinements and enhanced data granularity and sourcing.
The decrease in Market RWAs in 2025 under both the Standardized and Advanced Approaches was mainly driven by exposure and model changes.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the FRB.
The following table presents the risk-based capital ratio requirements for Citibank, Citi’s primary subsidiary U.S. depository institution, under both the Standardized and Advanced Approaches as of December 31, 2025 and December 31, 2024:

Regulatory Capital Buffers(1)	December 31, 2025 and December 31, 2024
CCB	2.5%
CCyB	—
Regulatory Capital buffer requirement	2.5%
CET1 Capital (stated minimum)	4.5
CET1 Capital ratio requirement(2)	7.0%
Additional Tier 1 Capital	1.5
Tier 1 Capital ratio requirement(2)	8.5%
Tier 2 Capital	2.0
Total Capital ratio requirement(2)	10.5%

(1)For additional information on the capital buffers, see “Regulatory Capital Buffers” above.
(2)Citibank must maintain minimum CET1 Capital, Tier 1 Capital and Total Capital of 6.5%, 8.0% and 10.0%, respectively, to be considered “well capitalized” under the PCA regulations applicable to insured depository institutions. See “Prompt Corrective Action Framework” above.

The following tables present the capital components and ratios for Citibank as of December 31, 2025 and December 31, 2024:

	Standardized Approach		Advanced Approaches
In millions of dollars, except ratios	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
CET1 Capital(1)	$158,202	$153,483	$158,202	$153,483
Tier 1 Capital(1)	160,338	155,613	160,338	155,613
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)(2)	175,949	173,060	168,005	165,581
Total Risk-Weighted Assets	1,006,961	998,817	1,104,193	1,109,387
Credit Risk(1)	$971,591	$953,377	$818,714	$811,464
Market Risk	35,370	45,440	35,208	45,383
Operational Risk	N/A	N/A	250,271	252,540
CET1 Capital ratio(3)	15.71%	15.37%	14.33%	13.83%
Tier 1 Capital ratio(3)	15.92	15.58	14.52	14.03
Total Capital ratio(3)	17.47	17.33	15.22	14.93

In millions of dollars, except ratios	Required Capital Ratios	December 31, 2025	December 31, 2024
Quarterly Adjusted Average Total Assets(1)(4)		$1,864,383	$1,726,312
Total Leverage Exposure(1)(5)		2,374,748	2,195,386
Leverage ratio(6)	5.0%	8.60%	9.01%
Supplementary Leverage ratio(6)	6.0	6.75	7.09

(1)Commencing January 1, 2025, the capital effects resulting from adoption of the CECL methodology have been fully reflected in Citibank’s regulatory capital.
(2)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.
(3)Citibank’s binding CET1 Capital, Tier 1 Capital and Total Capital ratios were derived under the Basel III Advanced Approaches framework for all periods presented.
(4)Leverage ratio denominator. Represents average daily total assets for the respective quarters, less amounts deducted from Tier 1 Capital.
(5)Supplementary Leverage ratio denominator. Represents quarterly average on-balance sheet and certain off-balance sheet exposures calculated in accordance with the U.S. Basel III rules less amounts deducted from Tier 1 Capital.
(6)In addition to the risk-based capital requirements shown above, Citibank must also maintain required Leverage and Supplementary Leverage ratios of 5.0% and 6.0%, respectively, to be considered “well capitalized” under the PCA regulations applicable to insured depository institutions as established by the U.S. Basel III rules.
N/A Not applicable

As presented in the table above, Citibank’s capital ratios at December 31, 2025 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of December 31, 2025.
Citibank’s Supplementary Leverage ratio was 6.8% at December 31, 2025, compared to 7.1% at December 31, 2024. The decrease was primarily driven by an increase in Total Leverage Exposure and the payment of common and preferred dividends, partially offset by net income and net beneficial movements in AOCI.

Citigroup Broker-Dealer Subsidiaries
At December 31, 2025, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $18 billion, which exceeded the minimum requirement by $12 billion.

Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at December 31, 2025, which exceeded the PRA’s combined buffer and minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2025.

Total Loss-Absorbing Capacity (TLAC)
U.S. GSIBs, including Citi, are required to maintain minimum levels of TLAC and eligible long-term debt (LTD) and applicable buffers to avoid certain limitations on capital distributions and discretionary bonus payments to executive officers, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure.

External TLAC Requirement
The external TLAC requirement is the greater of:

•18% of the GSIB’s RWA plus the then-applicable RWA-based TLAC buffer (see below), and
•7.5% of the GSIB’s total leverage exposure plus a leverage-based TLAC buffer of 2% (i.e., 9.5%) for 2025.

The RWA-based TLAC buffer equals (i) the 2.5% CCB, plus (ii) any applicable CCyB (currently 0%), plus (iii) the GSIB’s capital surcharge as determined under method 1 of the GSIB surcharge rule (2.0% for Citi for 2025). Accordingly, Citi’s total TLAC requirement was 22.5% of RWA for 2025.

LTD Requirement
The LTD requirement is the greater of:

•6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.5% for Citi for 2025), for a total LTD requirement of 9.5% of RWA, and
•4.5% of the GSIB’s total leverage exposure for 2025.

The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	December 31, 2025
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$344	$161
% of Advanced Approaches risk- weighted assets	26.1%	12.2%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$48	$36
% of Total Leverage Exposure	10.5%	4.9%
Regulatory requirement	9.5	4.5
Surplus amount	$33	$13

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.

As of December 31, 2025, Citi exceeded each of the TLAC and LTD regulatory requirements, resulting in a $13 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
The eSLR final rule issued on November 25, 2025 made conforming changes to the TLAC and LTD regulatory requirements with an optional early adoption date. Citi early adopted the final rule beginning January 1, 2026. Accordingly, effective January 1, 2026, Citi’s TLAC and LTD leverage-based requirements declined from the 9.5% TLAC leverage-based requirement and 4.5% LTD leverage-based requirement to 8.5% and 3.5%, respectively.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Regulatory Capital Standards and Developments” and “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” below.

Regulatory Capital Standards and Developments

Leverage Capital Requirements
On November 25, 2025, the U.S. banking agencies finalized revisions to the eSLR requirements applicable to GSIBs and their depository institution subsidiaries:

•The eSLR buffer has been recalibrated from 2% to 50% of the holding company’s method 1 GSIB surcharge.
•The depository institution-level eSLR requirement has been modified from a “well capitalized” threshold under the PCA framework to a buffer construct, although the 3% minimum SLR to be considered “adequately capitalized” remains. The eSLR buffer at the depository institution level has also been set to 50% of the holding company’s method 1 GSIB surcharge, but with a cap of 1%.
•Additionally, conforming changes have been made to the holding company’s external TLAC and LTD leverage-based requirements. The new leverage-based TLAC buffer will equal the eSLR buffer instead of a fixed 2%, while the new leverage-based external LTD requirement will equal 2.5% plus the eSLR buffer instead of a fixed 4.5%.

The effective date of the final rule is April, 1, 2026, with an optional early adoption date beginning January 1, 2026.
Commencing January 1, 2026, Citi early adopted the eSLR final rule. Accordingly, effective January 1, 2026, both Citigroup and Citibank are required to maintain an eSLR buffer of 1%, based on Citi’s current method 1 GSIB surcharge of 2%, for a total SLR requirement of 4%. This compares to the SLR requirement of 5% for Citigroup and 6% for Citibank as of December 31, 2025. In addition, Citi’s TLAC and LTD leverage-based requirements declined from the 9.5% TLAC leverage-based requirement and 4.5% LTD leverage-based requirement to 8.5% and 3.5%, respectively.

Stress Capital Buffer Requirements and Stress Testing
Framework
On April 17, 2025, the FRB issued a notice of proposed rulemaking intended to reduce the volatility of the SCB requirement by averaging the results of the annual supervisory stress tests over two years. The proposal would also change the annual effective date of the SCB requirement from October 1 to January 1 each year. This proposal remains outstanding.
On October 24, 2025, the FRB issued a notice of proposed rulemaking intended to enhance the transparency and public accountability of the FRB’s stress testing framework, which informs institutions’ stress capital buffer requirements. The proposal includes a request for comment on the FRB’s stress test models and proposes to codify an enhanced annual disclosure process.
As described in “Regulatory Capital Buffers—Stress Capital Buffer” above, the FRB announced on February 4, 2026 that, given the outstanding proposals on stress test modeling and scenario design, Citi’s 2026 SCB is expected to remain at the 2025 SCB requirement of 3.6% until October 1, 2027.

Basel III Revisions and GSIB Surcharge
On July 27, 2023, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III Endgame, that would amend U.S. regulatory capital requirements. Separately on July 27, 2023, the FRB proposed changes to the GSIB surcharge rule that aim to make it more risk sensitive. Citi continues to monitor developments related to these rulemakings.

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

	At December 31,
In millions of dollars or shares, except per share amounts	2025	2024	2023	2022	2021
Total Citigroup stockholders’ equity	$212,291	$208,598	$205,453	$201,189	$201,972
Less: Preferred stock	20,050	17,850	17,600	18,995	18,995
Common stockholders’ equity	$192,241	$190,748	$187,853	$182,194	$182,977
Less:
Goodwill	19,098	19,300	20,098	19,691	21,299
Identifiable intangible assets (other than MSRs)	3,525	3,734	3,730	3,763	4,091
Goodwill and identifiable intangible assets (other than MSRs) related to businesses held-for-sale (HFS)	—	16	—	589	510
Tangible common equity (TCE)	$169,618	$167,698	$164,025	$158,151	$157,077
Common shares outstanding (CSO)	1,747.5	1,877.1	1,903.1	1,937.0	1,984.4
Book value per share (common stockholders’ equity/CSO)	$110.01	$101.62	$98.71	$94.06	$92.21
Tangible book value per share (TCE/CSO)	97.06	89.34	86.19	81.65	79.16
	For the year ended December 31,
In millions of dollars	2025	2024	2023	2022	2021
Net income available to common shareholders	$13,192	$11,628	$8,030	$13,813	$20,912
Average common stockholders’ equity	$194,023	$190,070	$187,730	$180,093	$182,421
Less:
Average goodwill	19,809	19,732	20,313	19,354	21,771
Average intangible assets (other than MSRs)	3,632	3,611	3,835	3,924	4,244
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	10	6	226	872	153
Average TCE	$170,572	$166,721	$163,356	$155,943	$156,253
Return on average common stockholders’ equity	6.8%	6.1%	4.3%	7.7%	11.5%
RoTCE	7.7	7.0	4.9	8.9	13.4

RISK FACTORS

The following discussion presents what management currently believes could be the material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. As a large, global financial institution, Citi faces particularly complex, diverse and rapidly changing risks and uncertainties. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties that Citi may face. For additional information about risks and uncertainties that could impact Citi, see “Executive Summary,” “Citi’s Multiyear Transformation” and each respective business’s results of operations above and “Managing Global Risk” below. The following headings and risk factors generally align with Citi’s risk categorization, although in certain instances the risk factors may not directly correspond with how Citi categorizes or manages its risks.

MARKET-RELATED RISKS

Macroeconomic, Geopolitical and Other Challenges and Uncertainties Could Continue to Have a Negative Impact on Citi.
Citi has experienced, and could experience in the future, negative impacts to its businesses, cost of credit, results of operations and financial condition as a result of various macroeconomic, geopolitical and other challenges, uncertainties and volatility. These include, among other things:

•increases in unemployment rates, recessions or slowing economic growth in the U.S., Europe and other regions or countries
•deterioration in consumer and corporate confidence
•elevated inflation
•significant volatility and disruptions in financial markets
•government fiscal or monetary actions (see the changes to interest rates risk factor below)

For example, substantial new import tariffs and a significant increase in the U.S. effective tariff rate occurred in 2025. There can be no assurance that there will not be additional significant changes in tariff or trade policies. Potential impacts in the U.S. and globally related to trade or tariff policies could include heightened market volatility, increased economic uncertainty, adverse impacts to inflation and global economic activity, disruptions in global supply chains and trade flows, impacts on corporate profitability and credit losses, and other adverse impacts.
Additional areas of uncertainty include, among others, geopolitical challenges, tensions and conflicts, such as those related to the Russia–Ukraine war (see the emerging markets risk factor below) and conflicts in the Middle East and in other regions; economic and geopolitical challenges related to China, including weak economic growth, related policy actions, challenges in the Chinese real estate sector, banking and credit markets, trade restrictions, and tensions or conflicts between China and Taiwan and/or China and the U.S.; high and rising government debt levels in the U.S. and other countries; sanctions; natural disasters; and pandemics.

Changes to Interest Rates Could Adversely Affect Citi’s Results of Operations.
Central banks’ decisions on key interest rates directly affect borrowing and investment costs, loan and investment returns, and the valuation of financial assets. U.S. and global interest rate levels can significantly affect Citi’s results of operations.
Interest rates on loans Citi makes are typically based off or set at a spread over a benchmark interest rate and would likely decline or rise as benchmark rates decline or rise, respectively. While interest Citi earns on its assets and pays on its liabilities generally tends to move in the same direction as changes in benchmark rates, one can decline or rise faster than the other, thereby decreasing or increasing Citi’s net interest income.
A decline in interest rates would generally be expected to result in lower net interest income for Citi, although Corporate Treasury has various tools to manage Citi’s total interest rate risk position (see “Managing Global Risk— Market Risk—Market Risk of Non-Trading Portfolios” below). Central banks’ prematurely or disproportionately lowering benchmark interest rates could result in a resurgence of inflation.
Higher interest rates can negatively impact the economy, resulting in higher unemployment and lower growth. Increases in interest rates can also adversely impact the fair value of available-for-sale (AFS) and held-to-maturity (HTM) debt securities held by Citi, and thereby Citi’s capital levels and regulatory liquidity position. Interest rate movements, as well as pricing and product competition, can also impact depositor behavior and thereby affect net interest income.
In addition, Citi’s net interest income could be adversely affected due to a flattening (a lower spread between shorter-term versus longer-term interest rates) or inversion (shorter-term interest rates exceeding longer-term interest rates) of the interest rate yield curve, as Citi typically pays interest on deposits based on shorter-term interest rates and earns money on loans based on longer-term interest rates. For additional information on Citi’s interest rate risk, see the liquidity risk factor and “Managing Global Risk—Market Risk—Banking Book Interest Rate Risk” below.

STRATEGIC RISKS

Citi’s Ability to Return Capital to Common Shareholders Substantially Depends on Regulatory Capital Requirements, Including the Results of the FRB’s Stress Testing and CCAR Regimes, and Other Factors.
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock repurchase program or its common stock dividend, substantially depends, among other things, on its regulatory capital requirements. Citi is required to hold regulatory capital buffers, including a Global Systemically Important Bank (GSIB) surcharge and a Stress Capital Buffer (SCB) based upon the results of the annual CCAR process required by the FRB. For additional information on these regulatory capital buffers, see “Capital Resources—Regulatory Capital Buffers” above.

Changes in regulatory capital rules, requirements or interpretations can impact Citi’s required regulatory capital. U.S. banking regulators have proposed a number of changes to the U.S. regulatory capital framework, including significant revisions to the U.S. Basel III, GSIB and supervisory stress test rules. These changes will affect Citi’s regulatory capital requirements and position and the amount of capital Citi will be able to return to shareholders (see “Capital Resources—Regulatory Capital Standards and Developments” above).
Citi’s ability to return capital also depends on a variety of other factors, including, but not limited to, the following:

•its results of operations and financial condition
•any impact to capital from its remaining divestitures
•its ability to maintain an effective capital planning process and management framework, which takes into account forecasts of expected macroeconomic conditions and their associated impacts to the level of Citi’s regulatory capital and risk-weighted assets under both the Standardized Approach and the Advanced Approaches, as well as the Supplementary Leverage ratio (SLR)
•deferred tax asset (DTA) utilization (see the ability to utilize DTA risk factor below)

All firms subject to CCAR requirements, including Citi, are subject to a rigorous regulatory evaluation of capital planning practices and other reviews and examinations. Citi’s ability to return capital may be adversely impacted if a regulatory evaluation or examination were to result in negative findings regarding absolute capital levels or other aspects of Citi’s or any of its subsidiaries’ operations, including as a result of the imposition of additional capital buffers, limitations on capital distributions or otherwise. For information on limitations on Citi’s ability to return capital to common shareholders, as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards,” “—Regulatory Capital Buffers” and “—Stress Testing Component of Capital Planning” above and the risk management and legal and regulatory proceedings risk factors below.

Citi Faces Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Citi, its management and its businesses continue to face regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the ongoing regulatory and legislative uncertainties and changes facing Citi are numerous and subject to change, examples include, but are not limited to, the following:

•potential changes to U.S. laws or regulations with respect to credit cards, including a possible cap on interest rates
•potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards and Developments” above)

•potential fiscal, monetary, tax, sanctions and other changes promulgated by the U.S. federal government and other governments (see the macroeconomic challenges and uncertainties and changes to interest rates risk factors above)

References to “regulatory” refer to both formal regulation and the views and expectations of Citi’s regulators in their supervisory and enforcement roles, which, as they change over time, can have a major impact.
Additionally, U.S. and international regulatory and legislative initiatives have not always been undertaken or implemented on a coordinated basis, and areas of divergence have developed and continue to develop with respect to their scope, interpretation, timing, structure or approach, leading to inconsistent or even conflicting requirements, including within a single jurisdiction.
Further, ongoing regulatory and legislative uncertainties and changes make Citi’s long-term business, balance sheet and strategic planning difficult, subject to change, and potentially more costly and may impact its results of operations. U.S. and other regulators globally continue to discuss various changes to regulatory requirements, which require ongoing assessment by management as to the impact to Citi, its businesses and business planning. Business planning must necessarily be based on possible or proposed rules or outcomes, which can change significantly upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change. Regulatory and legislative changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory scrutiny and changes risk factor below) and can adversely affect Citi’s competitive position, as well as its businesses, revenues, results of operations and financial condition.

Citi May Be Unable to Achieve Its Objectives from Its Simplification, Transformation and Enhanced Business Performance Priorities.
Citi has been pursuing overall simplification initiatives to enhance its client focus and reduce expenses. Citi’s simplification initiatives, including completing its divestiture of Banamex, involve various execution challenges, may take longer than expected and may result in higher expenses, or lower than expected expense savings, CTA and other losses or other negative financial or strategic impacts, which could be material, and litigation and regulatory scrutiny (for information about CTA impacts, see the changes in or incorrect assumptions risk factor below).
As part of its multiyear transformation, Citi also continues to make significant investments and undertake substantial actions across the Company to modernize its data and technology infrastructure, further strengthen its risk and controls environment and further enhance safety and soundness (see “Citi’s Multiyear Transformation” above and the legal and regulatory proceedings risk factor below).

Moreover, Citi continues to make business-led investments, as part of the execution of its strategic priorities. For example, Citi has been making technology and other investments across the Company, including hiring employees in key strategic markets and businesses; enhancing product capabilities and platforms to grow key businesses, improve client digital experiences and add scalability; and implementing new capabilities and partnerships.
Citi’s simplification, transformation and enhanced business performance priorities involve significant complexities and uncertainties. In addition, there is inherent risk that these initiatives will not be as productive or effective as Citi expects, or at all. Conversely, failure to adequately invest in and upgrade Citi’s technology and processes could result in Citi’s inability to be sufficiently competitive, meet regulatory expectations, serve clients effectively and avoid disruptions to its businesses, and operational errors (see the operational processes and systems and legal and regulatory proceedings risk factors below).
Citi’s ability to achieve its expected returns, including underlying expense savings, revenue growth and capital return objectives, as well as related operational improvements depends, in part, on factors that it cannot control, including, among others, macroeconomic challenges and uncertainties; customer, client and competitor actions; and ongoing regulatory requirements or changes.
Further, Citi’s simplification, transformation and enhanced business performance priorities may continue to evolve as its business strategies, including with respect to organic or inorganic growth, the market environment and regulatory expectations change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness.

Climate Change Presents Various Financial and Non-Financial Risks to Citi.
Climate change presents both immediate and long-term risks to Citi, with the risks expected to increase over time. Climate risks can arise from both physical risks and transition risks. Physical and transition risks can manifest differently across Citi’s risk categories in the short, medium and long terms.
Physical risks include acute risks, such as wildfires, tropical cyclones, heat waves, floods and droughts, as well as consequences of chronic changes in climate. For example, physical risks could have adverse financial, operational and other impacts on Citi, both directly on its business and operations, and indirectly as a result of impacts to Citi’s clients, customers, vendors and other counterparties. These impacts can include the following:

•destruction, damage or impairment of owned or leased properties and other assets
•destruction or deterioration of the value of collateral, such as real estate
•disruptions to business operations and supply chains
•reduced availability or increases in the cost of insurance

Physical risks can also impact Citi’s credit risk exposures, for example, in its mortgage and commercial real estate lending businesses.
Transition risks may arise from changes in regulations or market preferences toward low-carbon industries or sectors, which in turn could have negative impacts on asset values, results of operations or the reputations of Citi and its customers and clients, and lead to a loss of market share, lower revenues and higher credit costs.
Diverging legislative and regulatory changes and uncertainties regarding climate-related risk management and disclosures can increase Citi’s regulatory and compliance risks and costs. Furthermore, Citi may face heightened scrutiny and litigation risks stemming from its climate and sustainability commitments, disclosures and marketing.
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
Citi’s approach to supporting clients in their efforts to decarbonize may lead to both continued exposure to carbon-intensive activity and increased reputation risks from stakeholders with divergent points of view. Additionally, if Citi is unable to achieve some of its objectives or commitments relating to climate change, its businesses, reputation and attractiveness to certain investors or clients may suffer.
For additional information, see “Sustainability” and “Managing Global Risk—Strategic Risk—Climate Risk” below.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2025, Citi’s net DTAs were $29.5 billion, net of a valuation allowance of $5.0 billion, of which $13.1 billion was deducted from Citi’s CET1 Capital under the U.S. Basel III rules. Of this deducted amount, $10.8 billion related to net operating losses, foreign tax credit and general business credit carry-forwards, with $3.1 billion related to temporary differences in excess of the 10%/15% regulatory limitations, reduced by $0.8 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.
Citi’s ability to realize its DTAs will primarily be dependent upon its ability to generate U.S. taxable income in the relevant reversal periods. Failure to realize any portion of the net DTAs would have a corresponding negative impact on Citi’s net income and financial returns.
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

Citi Is Subject to Complex Tax Laws, Which May Change, and Citi’s Interpretation or Application of These Complex Tax Laws Could Differ from Those of Governmental Authorities, Which Could Result in Litigation or Examinations and the Payment of Additional Taxes, Penalties or Interest.
Citi is subject to various tax laws of the U.S. and its states and municipalities, as well as the numerous non-U.S. jurisdictions in which it operates. These tax laws are inherently complex, and Citi must make judgments and interpretations about the application of these laws to its entities, operations and businesses. Moreover, these tax laws and related regulations may change, which could result in additional tax liability for Citi.
Additionally, Citi is subject to litigation or examinations with U.S. and non-U.S. tax authorities regarding tax matters. While Citi has appropriately reserved for such matters where there is a probable loss, and has disclosed reasonably possible losses, the outcome of the matters may be different than Citi’s expectations.
Citi’s interpretations or application of the tax laws, including with respect to withholding, stamp, service and other non-income taxes, as well as in connection with asset dispositions, divestitures or similar transactions, could differ from that of the relevant governmental taxing authority, which could result in the requirement to pay additional taxes, penalties or interest, the reduction of certain tax benefits or the requirement to make adjustments to amounts recorded, which could be material. See Note 30 for additional information on how Citi accrues for potential losses from tax matters.

A Deterioration in or Failure to Maintain Citi’s Co-Branding or Private Label Credit Card Relationships Could Have a Negative Impact on Citi.
Citi has co-branding and private label relationships with various retailers and merchants through its Branded Cards and Retail Services credit card businesses, whereby in the ordinary course of business Citi issues credit cards to consumers, including customers of the retailers or merchants. The five largest relationships across both businesses constituted an aggregate of approximately 12% of Citi’s revenues in 2025 (see “U.S. Personal Banking” above). Citi’s co-branding and private label agreements often provide for shared economics between the parties and generally have a fixed term.
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
changes in partner business strategies, including changes in products and services offered; termination or non-renewal of partner agreements, including early termination due to a contractual breach or exercise of other early termination rights; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to a challenging macroeconomic environment or otherwise.
These events, particularly early termination and bankruptcies or liquidations, could negatively impact the results of operations or financial condition of Branded Cards, Retail Services or Citi as a whole, including as a result of loss of revenues, increased expenses, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses (see Note 17 for information on Citi’s credit card-related intangibles generally).

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
Every two years, Title I of the Dodd-Frank Act requires Citi to prepare and submit a plan to the FRB and the FDIC for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code in the event of future material financial distress or failure.
Under Citi’s preferred “single point of entry” resolution plan strategy, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2025 resolution plan, which can be found on the FRB’s and FDIC’s websites) would remain operational outside of any resolution or insolvency proceedings. As a result, Citigroup’s losses and any losses incurred by its material legal entity subsidiaries would be imposed first on holders of Citigroup’s equity securities and thereafter on its unsecured creditors, including holders of eligible long-term debt and other debt securities.
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
On November 22, 2022, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2021 by the eight U.S. GSIBs, including Citigroup. The FRB and FDIC jointly identified one shortcoming in Citigroup’s 2021 resolution plan. The shortcoming related to data integrity and data quality management issues, specifically, weaknesses in Citi’s processes and practices for producing certain data that could materially impact its resolution capabilities. On June 20, 2024, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2023 by the eight U.S. GSIBs, including Citigroup. The FRB and FDIC jointly identified one shortcoming in Citigroup’s 2023 resolution plan regarding Citi’s derivatives unwind capabilities. If a shortcoming is not satisfactorily explained or addressed before, or in, the submission of the next resolution plan, the shortcoming may be found to be a deficiency in the next resolution plan (see discussion below). Citi submitted a targeted resolution plan on July 1, 2025.
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

Citi’s Performance Could Be Negatively Impacted if It Is Not Able to Hire and Retain Qualified Employees.
Citi’s performance and the performance of its individual businesses largely depend on the talents and efforts of its highly qualified employees. Specifically, Citi’s continued ability to compete in each of its lines of business, grow and manage its businesses effectively, as well as to execute its strategic priorities, depends on its ability to hire new employees and to retain and motivate its existing employees. If Citi is unable to continue to hire, retain and motivate highly qualified employees, Citi’s performance, including its competitive position, the achievement of its priorities and its results of operations could be negatively impacted.
Citi’s ability to attract, retain and motivate employees depends on numerous factors, some of which are outside of Citi’s control. For example, the competition for talent continues to be particularly intense due to various factors, such as changes in worker expectations, concerns and preferences. Also, the banking industry generally is subject to more comprehensive regulation of employee compensation than other industries, including deferral and clawback requirements for incentive compensation, which can make it unusually challenging for Citi to compete in labor markets against businesses, including, for example, technology companies, that are not subject to such regulation.
Other factors that could impact Citi’s ability to attract, retain and motivate employees include, among other things, Citi’s presence in a particular market or region, the professional and development opportunities it offers and its reputation. For information on Citi’s employee and workforce management, see “Human Capital Resources and Management” below.

Citi Faces Potential Disruptions from an Evolving
Business Environment, Including Competitive Challenges and Emerging Technologies.
Citi operates in an increasingly evolving and competitive business environment, which includes both financial and non-financial services firms, such as banks and private credit, financial technology and digital asset companies, among others.
Certain competitors may be subject to different and, in some cases, less stringent legal, regulatory and supervisory requirements, whether due to size, jurisdiction, entity type or other factors, placing Citi at a competitive disadvantage. To the extent that Citi is not able to compete effectively with other financial services companies, including private credit, financial technology and digital asset companies, and non-financial services firms, or adequately assess the competitive landscape, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitive risks, see the co-branding and private label credit cards and qualified employees risk factors above and the AI risk factor and “Supervision, Regulation and Other—Competition” below.
Citi competes with other financial services companies in the U.S. and globally that have grown rapidly over the last several years or have introduced new products and services. Mergers and acquisitions involving traditional financial services companies, such as regional banks or credit card issuers, as well as networks and merchant acquirers, may also increase competition. Non-traditional financial services firms, such as private credit, financial technology and digital asset companies, are less regulated and supervised and continue to expand their offerings of services traditionally provided by financial institutions.

Additionally, emerging technologies have the potential to accelerate disruption and intensify competition in the financial services industry. These emerging technologies, such as artificial intelligence (AI) and digital assets (including tokenized deposits, cryptocurrencies, stablecoins and other assets and products that use distributed ledger or blockchain technology) and changes in the payments space (e.g., instant and 24/7 payments) are accelerating, and, as a result, certain of Citi’s products and services could become less competitive (see the AI risk factor below).
Increased competition and emerging technologies could require Citi to change or adapt its products and services, as well as invest in and develop related infrastructure, to attract and retain customers or clients.
The U.S. administration and Congress have been
supportive of the growth and use of digital assets, including passing legislation such as the GENIUS Act and pursuing a
more favorable regulatory approach, although the legal and
regulatory landscape remains highly uncertain. As digital
assets continue to evolve, customer demand for enhanced
offerings may increase. Failure to strategically adopt emerging technologies may result in a competitive disadvantage to Citi.
Citi also may not be able to provide the same or similar
products and services for legal or regulatory reasons, which may be exacerbated by rapidly evolving and conflicting
regulatory requirements.
Moreover, as Citi develops new products and services leveraging emerging technologies, new risks may emerge that, if not designed and governed adequately, may result in control gaps and in Citi operating outside of its risk appetite. For example, the use or development of emerging technologies, such as AI or digital assets, without sufficient controls, governance and risk management may result in increased risks across various risk categories (for additional information, see the AI, operational processes and systems and cybersecurity risk factors below). As another example, instant and 24/7 payments products could be accompanied by challenges to forecasting and managing liquidity, as well as increased operational and compliance risks.
Citi relies on third parties to support certain of its product and service offerings, which may put Citi at a disadvantage to competitors who may directly offer a broader array of products and services. Citi’s businesses, results of operations and reputation may suffer if any third party is unable to provide adequate support for such product and service offerings, whether due to operational incidents or otherwise (see the operational processes and systems and cybersecurity risk factors below).

The Development and Use of AI by Citi and Others Present Risks to Citi’s Businesses.
Citi has used AI and machine learning tools for many years and has more recently begun to broadly deploy Generative AI, including within its technology platforms and services. In the future, Citi expects to more broadly integrate Generative AI tools within its systems, businesses and functions, including advanced AI capabilities, such as autonomous agents and sophisticated user interactions, which if improperly managed, could result in increased risks and costs.

While Citi has policies that govern the use of emerging technologies, including in model risk management, ineffective, inadequate or faulty Generative AI development or deployment practices by Citi or third parties, including insufficient testing and monitoring, poorly structured or manipulated prompts or insufficient or inadequate human oversight, could result in adverse consequences, such as AI algorithms that produce inaccurate or incomplete output or output based on biased, incomplete and/or inaccurate datasets, infringe on intellectual property rights of others, involve data exfiltration risks, including release of confidential or proprietary information, or cause other issues, concerns or deficiencies. The complexity of AI models, particularly Generative AI models, can make it challenging to understand why particular outputs are generated, which can increase the risk of erroneous and/or biased output and complying with regulations requiring documentation, explainability or auditability on the basis of AI-influenced decisions.
Citi may also rely on AI models developed by third parties and be exposed to risks arising from their development and training methods, including potential inclusion of unauthorized material in the training data or limitations in their risk mitigation strategies, over which Citi may have limited visibility or control (see also the operational processes and systems risk factor below). While Citi may provide restrictions on use of certain data in third-party AI applications or models, a third party could breach those terms, which could expose Citi to legal and reputations risks. Citi is also exposed to risks related to the use of AI technologies by counterparties, clients and vendors, where interconnected AI systems could amplify failures and threats of cyber infiltration, as well as cause widespread disruptions.
Moreover, the use of increasingly sophisticated AI technologies by malicious actors and others has increased the risk of fraud, including identity theft and bypassing of verification controls, and exposure to cyberattacks (see the cybersecurity risk factor below), as well as disinformation and market manipulation campaigns, and failure to effectively manage such risks could result in misappropriation of funds, unauthorized transactions, exposure of sensitive client or Company information, reputational harm and increased litigation and regulatory risk.
Citi also faces competition risks to the extent that competitors may be faster and more successful in developing and deploying AI technologies to improve processes, productivity, efficiency, products and services, and thereby gain competitive advantages over Citi (see the competition risk factor above).
In addition, compliance with new or changing laws, regulations or industry standards relating to AI may impose additional operational risks and costs. Failure to sufficiently manage these risks could expose Citi to adverse legal, regulatory or reputational consequences.

OPERATIONAL RISKS

A Disruption or Failure of Citi’s Operational Processes or Systems Could Negatively Impact Its Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
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
With the proliferation of emerging technologies, including AI and digital assets, and the use of the internet, mobile devices and cloud services to conduct financial transactions, and customers’ and clients’ increasing use of online banking and trading systems and other platforms, large global financial institutions such as Citi have been, and will continue to be, subject to an ever-increasing risk of operational loss, failure or disruption. For example, Citi’s involvement in digital assets, including custody, asset tokenization and facilitation of clients’ digital assets activities, exposes Citi to increased operational risks due to the unique technological requirements for securing these assets.
Although Citi has continued to upgrade its technology, including systems to automate processes and gain efficiencies, operational incidents are unpredictable and can arise from numerous sources, not all of which are fully within Citi’s control. These include, among others, operational or execution failures or deficiencies by third parties that provide products or services to Citi (e.g., cloud service providers), including such third parties’ downstream service providers, as well as other Citi counterparties and market participants, which could be exacerbated by the concentration of third-party providers across the financial services industry; deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact internal or external reporting and decision-making; cyber or information security incidents (see the cybersecurity risk factor below); human error, such as manual transaction processing errors (e.g., erroneous payments to lenders or manual errors by traders that cause system and market disruptions or losses), which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failures of or cyber incidents involving computer servers or infrastructure, including software updates and cloud services; or other similar losses or damage to Citi’s property or assets (see also the climate change risk factor above). Additionally, Citi’s ability to effectively maintain and upgrade systems and infrastructure can become more challenging as the speed, frequency, volume, interconnectivity and complexity of transactions continue to increase.
For example, operational incidents can arise due to failures by third parties with which Citi does business, such as failures by internet, mobile technology and cloud service providers or other vendors to adequately follow procedures or processes, safeguard their systems or prevent system disruptions or cyberattacks. Failure by Citi to develop, implement and operate a third-party risk management program commensurate with the level of risk, complexity and nature of its third-party relationships can also result in operational incidents. In addition, Citi has experienced and could experience further losses associated with manual transaction processing errors, including erroneous payments to lenders or manual errors by Citi traders that cause system and market disruptions and losses for Citi and its clients. Irrespective of the sophistication of the technology utilized by Citi, there will always be a risk of human and other errors. In view of the large transactions in which Citi engages, such errors have in the past resulted, and could result, in significant losses. While Citi has change management processes in place to appropriately upgrade its operational processes and systems to ensure that any changes introduced do not adversely impact security and operational continuity, such change management can fail or be ineffective. Furthermore, when Citi introduces new products, systems or processes, new operational risks that may arise from those changes may not be identified, or adequate controls to mitigate the identified risks may not be appropriately implemented or operate as designed.
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
Operational incidents could result in financial losses and other costs as well as misappropriation, corruption or loss of confidential and other information or assets, which could significantly negatively impact Citi’s reputation, customers, clients, employees, businesses or results of operations and financial condition, or the potential for systemic disruption due to interconnected systems and dependencies. Additionally, any unavailability or failure of backup systems could impact business continuity in the event of an operational incident. Cyber-related and other operational incidents can also result in legal and regulatory actions or proceedings, fines and other costs (see the legal and regulatory proceedings risk factor below).
Failure by Citi to continue to increase its operational resilience, and ensure that important business services and their impact tolerance time and severity scales are clearly defined, could expose Citi to service disruptions, leading to harms to Citi clients, market integrity, Citi’s reputation, financial stability or safety and soundness.
For information on Citi’s management of operational risk, see “Managing Global Risk—Operational Risk” below.

Citi’s and Third Parties’ Computer Systems and Networks Continue to Be Susceptible to an Increasing Risk of Evolving, Sophisticated Cybersecurity Incidents That Could Result in the Theft, Loss, Non-Availability, Alteration, Misuse or Disclosure of Confidential Information, Damage to Citi’s Reputation, Regulatory Penalties, Legal Exposure and Financial Losses.
Citi’s computer systems, software and networks are subject to ongoing attempted cyberattacks, as attempts to effectuate unauthorized access to, theft or destruction of data (including confidential client information), account takeovers, and disruptions of service, using techniques including phishing, malware, ransomware, computer viruses or other malicious code, exploitation of vulnerabilities, and others. These threats can arise from external parties, including cyber criminals, cyber terrorists, hacktivists and nation-state actors, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. For example, nation-state actors have recently targeted critical U.S. infrastructure with cyberattacks. Some cyber and information security incidents may also occur as a result of unintentional conduct on the part of employees, customers or suppliers.
Citi develops its own software and relies on third-party applications and software, which are susceptible to vulnerability exploitations. Software leveraged in financial services and other industries continues to be impacted by an increasing number of zero-day vulnerabilities, thus increasing inherent cyber risk to Citi.
The increasing use of cloud and new and emerging technologies (such as AI and digital assets), as well as connectivity solutions to facilitate remote working for Citi’s employees, all increase Citi’s exposure to cybersecurity risks. Citi is also susceptible to cyberattacks given, among other factors, its size and scale, high-profile brand, global footprint and prominent role in the financial system. Additionally, Citi continues to operate in multiple jurisdictions in the midst of geopolitical unrest or uncertainties, including, among others, those affected by the Russia–Ukraine war and the conflicts in the Middle East, which could expose Citi to heightened risk of insider threat, cyber threats from nation-state actors, hacktivism or other cyber incidents.
Citi continues to experience increased exposure to cyberattacks through third parties. Third parties with which Citi does business, as well as retailers and other third parties with which Citi’s customers do business, and any such third parties’ downstream service providers, also pose cybersecurity risks, particularly where activities of customers are beyond Citi’s security and control systems. For example, Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of, or access to, Citi websites. This could lead to compromise or the potential to introduce vulnerable or malicious code, resulting in security breaches or business disruptions impacting Citi customers, employees or operations. While many of Citi’s agreements with third parties include indemnification provisions, Citi may not be able to recover sufficiently under these provisions, or at all, to adequately offset any losses and other adverse impacts Citi may incur from third-party cyber incidents.
Citi and some of its third-party partners have been subjected to attempted and sometimes successful cyberattacks over the last several years, including the following:

•denial of service attacks, which attempt to interrupt service to clients and customers
•hacking and malicious software installations intended to gain unauthorized access to information systems or to disrupt those systems and/or impact availability or privacy of confidential data, with objectives including, but not limited to, extortion payments or causing reputational damage
•data breaches due to unauthorized access to customer accounts or other data
•malicious software attacks on client systems, in attempts to gain unauthorized access to Citi systems or client data under the guise of normal client transactions

While Citi’s cyber and information security program has historically generally succeeded in detecting, thwarting and/or responding to attacks targeting its systems before they become significant, certain past incidents resulted in limited losses, as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently, via novel tactics, including leveraging of tools made possible by emerging technologies, and on a more significant scale.
Because the techniques used to initiate cyberattacks change frequently or, in some cases, are not recognized until deployed, Citi may be unable to implement effective preventive measures or otherwise proactively address these risks. In addition, cyber threats and cyberattack techniques change, develop and evolve rapidly, including from emerging technologies such as AI and quantum computing. Given the frequency and sophistication of cyberattacks, the determination of the severity and potential impact of a cyber incident may not become apparent for a substantial period of time following detection of the incident. Also, while Citi strives to implement measures to reduce the exposure resulting from outsourcing risks, such as performing security control assessments of third-party vendors and limiting third-party access to the least privileged level necessary to perform service functions, these measures cannot prevent all third-party-related cyberattacks or data breaches.
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer, client or employee information; damage to Citi’s reputation with its clients, other counterparties and the market; customer dissatisfaction; and additional costs to Citi, including expenses such as repairing or replacing systems, replacing customer payment cards, credit monitoring or adding new personnel or protection technologies. Cyber incidents can also result in regulatory penalties, loss of revenues, deposit outflows, exposure to litigation and regulatory action and other financial losses, including loss of funds to both Citi and its clients and customers, and disruption to Citi’s operational systems (see the operational processes and systems risk factor above).
Moreover, the increasing risk of cyber incidents has resulted in increased legislative and regulatory action on cybersecurity, including, among other things, scrutiny of firms’ cybersecurity programs, laws and regulations to enhance protection of consumers’ personal data and mandated disclosure on cybersecurity matters and of certain cybersecurity incidents.
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, transfer certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and may not take into account reputational harm, the costs of which are impossible to quantify.
For additional information about Citi’s management of cybersecurity risk, see “Managing Global Risk—Operational Risk—Cybersecurity Risk” below.

Changes in or Incorrect Accounting Assumptions, Judgments or Estimates, or the Application of Certain Accounting Principles, Could Result in Significant Losses or Other Adverse Impacts.
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including, among other items, the estimate of the ACL; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities; and the assessment of goodwill and other assets for impairment. These assumptions, judgments and estimates are inherently limited because they involve techniques, including the use of historical data, that cannot anticipate or model every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specific impact and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not hold in times of market stress, limited liquidity or other unforeseen circumstances.
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
For example, the CECL methodology requires that Citi provide reserves for a current estimate of lifetime expected credit losses for its loan portfolios and other financial assets at the time those assets are originated or acquired. This estimate is adjusted each period for changes in expected lifetime credit losses. Citi’s ACL estimate is subject to judgments and depends upon its CECL models and assumptions, including forecasted macroeconomic conditions, which can be more challenging to forecast during times of significant market volatility and uncertainty. These model assumptions and forecasted macroeconomic conditions will change over time, resulting in variability in Citi’s ACL and, thus, impact its results of operations and financial condition, as well as regulatory capital (see the capital return risk factor above). For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 (“Allowance for Credit Losses (ACL)”) and 16.
Moreover, Citi has incurred losses related to its foreign operations that are reported in the CTA components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale or other deconsolidation event of any foreign operation that results in a substantially complete liquidation of an investment in a foreign entity, such as those related to Citi’s remaining divestitures or legacy businesses, would result in reclassification of any CTA component of AOCI related to that entity, including amounts associated with related hedges and taxes, into Citi’s earnings. For example, during the quarter in which a deconsolidation of Banamex occurs, Citi would incur a CTA loss of approximately ($9) billion, attributable to Banamex and its consolidated subsidiaries as of December 31, 2025, recognized through earnings, although the cumulative impact of the CTA would be regulatory capital neutral (for additional information, see “All Other” above). For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 (“Foreign Currency Translation”) and 21.

Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the Financial Accounting Standards Board (FASB), the SEC, U.S. banking regulators or others, could present operational challenges and could require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For example, the FASB issues financial accounting and reporting standards that govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. See “Significant Accounting Policies and Significant Estimates” below and Note 1 for additional information on Citi’s accounting policies (“Summary of Significant Accounting Policies”) and changes in accounting (“Accounting Changes”), including the expected impacts on Citi’s results of operations and financial condition.

If Citi’s Risk Management and Other Processes or Strategies Are Deficient or Ineffective, Citi May Incur Significant Losses and Its Regulatory Capital and Capital Ratios Could Be Negatively Impacted.
Citi utilizes a broad and diversified set of risk management and other processes and strategies, including the use of models, in analyzing and monitoring the various risks Citi assumes in conducting its activities. Citi also relies on data to assess and manage various risk exposures. Unexpected losses can result from untimely, inaccurate or incomplete risk management processes and data.
In addition, Citi’s risk management and other processes and strategies, including models, are inherently limited because they involve techniques, including the use of historical data in many circumstances, assumptions and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates, particularly given various macroeconomic, geopolitical and other challenges and uncertainties (see the macroeconomic challenges and uncertainties risk factor above), nor can they anticipate the specifics and timing of such outcomes. For example, many models used by Citi include assumptions about correlation or lack thereof among prices of various asset classes or other market indicators that may not necessarily hold in times of market stress, limited liquidity or other unforeseen circumstances, or identify changes in markets or client behaviors not yet inherent in historical data.
Citi could incur significant losses, receive negative regulatory evaluation or examination findings or be subject to additional enforcement actions, and its regulatory capital, capital ratios and ability to return capital could be negatively impacted, if Citi’s risk management and other processes, including its ability to manage and aggregate data in a timely and accurate manner, strategies or models are deficient or ineffective (for additional information, see the capital return risk factor above and the regulatory scrutiny and changes and the legal and regulatory proceedings risk factors below). Such deficiencies or ineffectiveness could also result in inaccurate financial, regulatory or risk reporting.
Moreover, Citi’s Basel III regulatory capital models, including its credit, market and operational risk models, are subject to ongoing regulatory review and approval, which may result in refinements, modifications or enhancements (required or otherwise) to these models. Modifications or requirements resulting from these ongoing reviews, as well as any future changes or guidance provided by the U.S. banking regulators regarding the U.S. regulatory capital framework applicable to Citi, including, but not limited to, potential revisions to the U.S. Basel III rules (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards and Developments” above), have resulted, and could continue to result, in significant changes to Citi’s risk-weighted assets. These changes can impact Citi’s capital ratios and its ability to meet its regulatory capital requirements.

CREDIT RISKS

Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Citi has credit exposures to consumer, corporate and public sector borrowers and other counterparties in the U.S. and various countries and jurisdictions globally, including:

•end-of-period consumer loans of $409 billion
•end-of-period corporate loans of $344 billion at December 31, 2025

A default by or a significant downgrade in the credit ratings of a consumer or corporate borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Additionally, despite Citi’s target client strategy, various macroeconomic, geopolitical, market and other factors, among other things, can increase Citi’s consumer and corporate credit risk and credit costs, particularly for vulnerable sectors, industries or countries (see the macroeconomic challenges and uncertainties and co-branding and private label credit cards risk factors above and the emerging markets risk factor below). For example, a weakening of economic conditions, including increases in unemployment rates, can adversely affect borrowers’ ability to repay their obligations, as well as result in Citi’s inability to liquidate the collateral it holds or forced to liquidate the collateral at prices that do not cover the full amount owed to Citi.
For additional information on Citi’s corporate and consumer loan portfolios, see “Managing Global Risk—Corporate Credit” and “—Consumer Credit” below. For information on Citi’s credit and country risk, see also each respective business’s results of operations above and
“Managing Global Risk—Other Risks—Country Risk” below
and Notes 15 and 16.
Citi is also a member of various central clearing counterparties and could incur financial losses as a result of defaults by other clearing members due to the requirements of clearing members to share losses. Additionally, systemic risks, including from leveraged finance, non-bank financial institutions, private credit and AI, could increase Citi’s credit costs.
While Citi provides reserves for expected losses for its credit exposures, as applicable, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. For additional information, including on the CECL methodology, see the changes in or incorrect assumptions risk factor above.
Concentrations and/or high correlation of risk to clients or counterparties engaged in the same or related industries or doing business in a particular geography, or to a particular product or asset class, especially credit and market risks, can also increase Citi’s risk of significant losses. For example, due to the interconnectedness among financial institutions, concerns about the creditworthiness of or defaults by a financial institution could spread to other financial market participants and result in market-wide losses and disruption. Citi also routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with

non-U.S. sovereigns and with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions. Moreover, Citi has indemnification obligations in connection with various transactions that expose it to concentrations of risk, including credit risk from hedging or reinsurance arrangements related to those obligations (see Note 28). A rapid deterioration of a large borrower or other counterparty or within a sector or country in which Citi has large exposures or indemnifications or unexpected market dislocations could lead to concerns about the creditworthiness of other borrowers or counterparties in a certain geography and in related or dependent industries, and such conditions could cause Citi to incur significant losses.

LIQUIDITY RISKS

Citi’s Businesses, Results of Operations and Financial Condition Could Be Negatively Impacted if It Does Not Effectively Manage Its Liquidity.
As a large, global financial institution, adequate liquidity and sources of funding are essential to Citi. Citi’s liquidity, sources of funding and costs of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets; changes in fiscal and monetary policies; regulatory requirements, including changes in regulations; negative investor or counterparty perceptions of Citi’s creditworthiness; deposit outflows or unfavorable changes in deposit mix; unexpected increases in cash or collateral requirements; credit ratings; and the consequent inability to monetize available liquidity resources.
Additionally, Citi competes with other banks and non-bank financial institutions for both institutional and consumer deposits, which represent Citi’s most stable and lowest cost source of long-term funding. The competition for deposits has continued to increase in recent years, including as a result of fixed income alternatives for customer funds.
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
A ratings downgrade could result from, among other factors, declines in profitability, reductions in regulatory capitalization levels, deterioration in Citi’s funding structure or liquidity, significant increases in risk appetite, delays or missteps in Citi’s transformation efforts, public statements by Citi’s management or regulators or control failures.
A ratings downgrade could negatively impact Citi and its rated subsidiaries’ ability to access the capital markets and other sources of funds as well as increase credit spreads and the costs of those funds. A ratings downgrade could also have a negative impact on Citi and its rated subsidiaries’ ability to obtain funding and liquidity due to reduced funding capacity and the impact from derivative triggers, which could require Citi and its rated subsidiaries to meet cash obligations and collateral requirements or permit counterparties to terminate certain contracts. In addition, a ratings downgrade could have a negative impact on other funding sources such as secured financing and other margined transactions for which there may be no explicit triggers.
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

COMPLIANCE RISKS

Regulatory Expectations and Scrutiny in the U.S. and Globally as well as Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes Subject Citi to Significant Compliance, Regulatory and Other Risks and Costs.
Large financial institutions, such as Citi, face significant regulatory and supervisory expectations and scrutiny in the U.S. and globally, including with respect to, among other things, infrastructure, data and risk management practices and controls. These regulatory and supervisory expectations extend to employees and agents and also include, among other things, those related to anti-money laundering; increasingly complex sanctions regimes; customer and client protection; market practices; and various disclosure and regulatory reporting requirements.
Citi is also continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements within the U.S. and in other jurisdictions in which it does business, which may overlap or conflict across jurisdictions, resulting in substantial compliance, regulatory and other risks and costs.
A failure to comply with regulatory requirements or expectations, even if inadvertent, or resolve any identified deficiencies in a timely and sufficiently satisfactory manner to regulators, could result in increased regulatory oversight; material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions; enforcement proceedings; penalties; and fines (see the capital return risk factor above and legal and regulatory proceedings risk factor below).
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
Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) the U.S. regulatory capital framework and requirements, which have continued to evolve (see the capital return risk factor and “Capital Resources” above); and (ii) various laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws.

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Examinations, Investigations, Consent Orders and Related Compliance Efforts and Other Inquiries That Have in the Past and Could in the Future Result in Large Monetary Penalties, Supervisory or Enforcement Orders, Business Restrictions, Limitations on Dividends, Changes to Directors and/or Officers and Collateral Consequences Arising from Such Outcomes.
Citi’s regulators have broad powers and discretion under their prudential and supervisory authority, and have pursued active inspection and investigatory oversight. At any given time, Citi is a party to a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations. Additionally, Citi remains subject to governmental and regulatory investigations, consent orders (see discussion below) and related compliance efforts, and other inquiries. Citi could also be subject to enforcement proceedings and negative regulatory evaluation or examination findings not only because of violations of laws and regulations, but also due to failures, as determined by its regulators, to remedy deficiencies on a timely basis (see also the capital return and resolution plan risk factors above). Under U.S. banking law, Citi is prohibited from disclosing confidential supervisory information, and may therefore be unable to disclose even potentially material regulatory or supervisory matters. Citi could face further scrutiny and consequences from regulators for failing to timely resolve open regulatory issues or having repeat regulatory issues.
As previously disclosed, the 2020 FRB Consent Order and the 2020 OCC Consent Order require Citigroup and Citibank, respectively, to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements relating principally to various aspects of enterprise-wide risk management, compliance, data quality management related to governance, and internal controls. These improvements will require continued significant investments by Citi during 2026 and beyond, as an essential part of Citi’s broader transformation efforts (see the simplification, transformation and enhanced business performance priorities risk factor above). Further, in 2024, the FRB entered into a Civil Money Penalty Consent Order with Citigroup, and the OCC entered into a Civil Money Penalty Consent Order with Citibank. The FRB found that Citigroup had ongoing deficiencies related to its data quality management program and had inadequate measures for managing and controlling its data quality risks. The OCC found that Citibank had failed to make sufficient and sustainable progress toward achieving compliance with its 2020 Consent Order. There can be no assurance that efforts by Citi to address the deficiencies and resolve the OCC and FRB Consent Orders will occur in a manner satisfactory, in both timing and sufficiency, to the FRB and OCC. (For additional information, see “Citi’s Multiyear Transformation” above.)
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
Large financial institutions face a challenging global judicial, regulatory and political environment. The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of Citi’s operations, also means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies and authorities in the U.S. or by multiple regulators and other governmental entities in foreign jurisdictions, as well as multiple civil litigation claims in multiple jurisdictions. Violations of law by other financial institutions may also result in regulatory scrutiny of Citi. Responding to regulatory inquiries and proceedings can be time consuming and costly, and divert management attention from Citi’s businesses.
U.S. and non-U.S. regulators have focused on the culture of financial services firms, including Citi, as well as “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third parties, that could harm clients, customers, employees or the integrity of the markets, such as improperly creating, selling, marketing or managing products and services, failures to safeguard a party’s personal information or failures to identify and manage conflicts of interest.
Scrutiny and expectations from regulators could lead to investigations and other inquiries, as well as remediation requirements, regulatory restrictions, structural changes, more regulatory or other enforcement proceedings, civil litigation and higher compliance and other risks and costs. For additional information, see the capital return and regulatory scrutiny and changes risk factors above. Further, while Citi takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, customers, employees or the integrity of the markets, such behavior may not always be deterred or prevented.
Moreover, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. Citi may be required to accept or be subject to remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi substantial reputational harm.
Additionally, many large claims—both private civil and regulatory—asserted against Citi are highly complex, slow to develop and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, Citi’s estimates of, and changes to, these accruals involve significant judgment and may be subject to significant uncertainty, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued (see the changes in or incorrect assumptions risk factor above). In addition, certain settlements are subject to court approval and may not be approved. Furthermore, regulators may be more likely to pursue investigations or proceedings against financial institutions, such as Citi, that have previously been the subject of other regulatory actions.
For further information on Citi’s legal and regulatory proceedings, see Note 30.

OTHER RISKS

Citi’s Emerging Markets Presence Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2025, emerging markets revenues accounted for approximately 25% of Citi’s total revenues. Citi’s presence in the emerging markets subjects it to various risks.
Citi’s emerging markets risks include, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility, including devaluations; central bank interest rate and other monetary policies; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatilities; foreign exchange controls, including an inability to access indirect foreign exchange mechanisms; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; limitations on foreign investment; sociopolitical instability; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets; and these risks can be exacerbated in the event of a deterioration in the relationship between the U.S. and an emerging market country.
For example, Citi operates in several countries that have strict capital controls, currency controls and/or sanctions that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside of those countries. As a result, Citi might need to record additional translation losses due to these or other currency controls. Moreover, Citi could be required to adjust its reserves for expected losses for its credit exposures based on the transfer risk associated with exposures outside the U.S., driven by safety and soundness considerations under U.S. banking law (see “Significant Accounting Policies and Significant Estimates” below and Note 1).
Moreover, the Russia–Ukraine war could have further negative impacts on macroeconomic conditions, financial markets and commodities prices, adversely impacting Citi and its customers, clients or employees. For additional information about these Russia-related risks, see the macroeconomic challenges and uncertainties and cybersecurity risk factors above.
Emerging markets risks may adversely impact Citi’s businesses, results of operations and financial condition in those countries where Citi operates and have required, and may continue to require, management time and attention and other resources.

SUSTAINABILITY

Citi and its clients face escalating global environmental and social challenges, including climate change and the energy transition. Citi’s net zero approach and sustainable finance activity include the Company’s work to support clients in financing their transition to low-carbon business models, as well as broader energy security priorities, including access to affordable energy in emerging markets. Citi recognizes that energy transition, energy security and economic growth are not mutually exclusive and must be addressed simultaneously.
The “Citi Climate Report” provides additional information on Citi’s continued progress to manage climate risk and its net zero approach, including information on financed and facilitated emissions and 2030 interim emissions reduction targets. Citi’s “Sustainability Report” provides information on its $1 Trillion Sustainable Finance Goal, including sustainable finance products and services that Citi provides to its clients to support their sustainability objectives. For additional information on Citi’s environmental and social policies and priorities, click on “Our Impact” on Citi’s website at www.citigroup.com. Climate and sustainability reporting and any other environmental and social governance-related reports and information included elsewhere on Citi’s website are not incorporated by reference into, and do not form any part of, this Form 10-K.
For information regarding Citi’s management of climate risk, see “Managing Global Risk—Strategic Risk—Climate Risk” below.

HUMAN CAPITAL RESOURCES AND MANAGEMENT

At December 31, 2025, Citi had approximately 226,000 full-time employees, compared to approximately 229,000 at December 31, 2024. Citi has employees in over 90 countries, across all of its segments. Approximately 31% are based in the U.S.
Attracting and retaining highly qualified and motivated employees is a strategic priority. Citi seeks to enhance the competitive strength of its workforce through:

•continuously innovating its efforts to recruit, train, develop, compensate, promote and engage employees
•actively seeking and listening to diverse perspectives at all levels of the organization
•providing compensation programs that are competitive in the market and aligned to strategic objectives

Citi values pay transparency and has introduced market-based salary structures and bonus opportunity guidelines in various countries worldwide, and posts salary ranges on all external U.S. job postings, which align with Citi’s commitment to pay equity and transparency. In addition, Citi has focused on measuring and addressing pay equity within the organization. Citi’s annual pay equity analysis for 2025 determined that on an adjusted basis, global gender and U.S. racial base pay gaps are in each case less than 1%. The raw pay gap analysis determined that the median base pay for women globally is 81% of the median for men globally and the U.S. racial base pay gap is less than 1%. The adjusted pay gap is a true measure of pay equity, or “like for like,” that compares the compensation of women to men and U.S. minorities to non-minorities when adjusting for factors such as job function, title/level and geography.
Citi employs numerous initiatives in managing its workforce to drive a culture of excellence and accountability, reinforce its values, encourage career growth, foster pay transparency and equity and provide a wide range of benefits that support its employees’ mental, social, physical and financial well-being.

Managing Global Risk—Table of Contents

MANAGING GLOBAL RISK	64
CREDIT RISK(1)	68
Average Loans	68
Corporate Credit	69
Consumer Credit	76
Additional Consumer and Corporate Credit Details	83
Loans Outstanding	83
Details of Credit Loss Experience	84
Allowance for Credit Losses on Loans (ACLL)	86
Non-Accrual Loans and Assets	88
LIQUIDITY RISK	91
Liquidity Monitoring and Measurement	91
High-Quality Liquid Assets (HQLA)	92
Liquidity Coverage Ratio (LCR)	92
Deposits	93
Long-Term Debt (LTD)	93
Secured Funding Transactions and Short-Term Borrowings	96
Credit Ratings	97
MARKET RISK(1)	98
Market Risk of Non-Trading Portfolios	98
Banking Book Interest Rate Risk	98
Interest Rate Risk of Investment Portfolios—Impact on AOCI	99
Changes in Foreign Exchange Rates—Impacts on AOCI and Capital	101
Interest Income/Expense and Net Interest Margin (NIM)	102
Additional Interest Rate Details	104
Market Risk of Trading Portfolios	108
Factor Sensitivities	109
Value at Risk (VaR)	109
Stress Testing	112
OPERATIONAL RISK	112
Cybersecurity Risk	113
COMPLIANCE RISK	115
REPUTATION RISK	115
STRATEGIC RISK	116
Climate Risk	116
OTHER RISKS	117
Country Risk	117
Top 25 Country Exposures	118
Russia	119
Ukraine	120
Argentina	120

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to
Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the U.S. Basel III disclosure requirements, on Citi’s
Investor Relations website. These Pillar 3 disclosures are not incorporated by reference into, and do not form any part of, this
Form 10-K.

MANAGING GLOBAL RISK

Overview
For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi has established an Enterprise Risk Management (ERM) Framework to ensure that Citi’s risks are managed appropriately and consistently across the Company and at an aggregate, enterprise-wide level. Citi’s culture drives a strong risk and control environment and is at the heart of the ERM Framework, underpinning the way Citi conducts business. The activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition (see below) and the key Leadership Principles that support it, as well as Citi’s risk appetite. As discussed above, Citi also continues its efforts to comply with the 2020 FRB and OCC Consent Orders, relating principally to various aspects of risk management, compliance, data quality management related to governance, and internal controls (see “Citi’s Multiyear
Transformation—FRB and OCC Consent Orders
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
•Governance—the committee structure and reporting arrangements that support the appropriate oversight of risk management activities at the Board and Executive Management Team levels and Citi’s Lines of Defense model;
•Risk Management—the end-to-end risk management cycle including the identification, measurement, monitoring, controlling and reporting of all material risks; and
•Enterprise Programs—the key risk management programs performed across the risk management lifecycle for all risk categories.

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
•Liquidity risk is the risk that Citi will not be able to efficiently meet its financial obligations as they become due without adversely impacting its daily operations or overall financial condition. This risk can be exacerbated by the Company’s inability to access necessary funding sources or to monetize assets in a timely and orderly manner.
•Market risk (trading and non-trading): Market risk of trading portfolios is the risk of economic or trading loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as interest rates, equity and commodity prices, foreign exchange rates or credit spreads. Market risk of non-trading portfolios is the impact of adverse changes in market variables such as interest rates, foreign exchange rates, credit spreads and equity prices on positions accounted for as part of Citi’s net interest income, economic value of equity or AOCI.
•Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational risk includes legal risk, but excludes strategic and reputation risks (see below).
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
•Strategic risk is the risk of a sustained impact to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization or capital, arising from the external factors affecting the Company’s operating environment, as well as the risks associated with defining and executing the strategy.

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

First Line of Defense
Citi’s first line of defense owns the risks and associated controls inherent in, or arising from, the execution of its business activities and is responsible for identifying, measuring, monitoring, controlling and reporting those risks consistent with Citi’s strategy, Mission and Value Proposition, Leadership Principles and risk appetite.
The first line of defense is composed of Citi’s operating segments (i.e., Services, Markets, Banking, Wealth, U.S. Personal Banking as of December 31, 2025), as well as International, North America and All Other (including certain corporate functions (i.e., Chief Operating Office, Enterprise Services and Public Affairs, Finance, Technology and Business Enablement). First line of defense may also contain organizations that are enterprise support functions—see “Enterprise Support Functions” below.

Second Line of Defense
The second line of defense is independent of the first line of defense. It is responsible for overseeing the risk-taking activities of the first line of defense and challenging the first line of defense in the execution of its risk management responsibilities. It is also responsible for independently identifying, measuring, monitoring, controlling and reporting aggregate risks and for setting standards for the management and oversight of risk. The second line of defense is composed of Independent Risk Management (IRM) and Independent Compliance Risk Management (ICRM), which are led by the Group Chief Risk Officer (CRO) and Group Chief Compliance Officer (CCO), respectively, who have unrestricted access to the Board and its Risk Management Committee to facilitate the ability to execute their specific responsibilities pertaining to escalation to the Board.

Independent Risk Management
The IRM organization sets risk and control standards for the first line of defense and actively manages and oversees aggregate credit, market (trading and non-trading), liquidity, strategic, operational and reputation risks across Citi, including risks that span categories, such as concentration risk, country risk and climate risk. The CRO reports directly to both the Board’s Risk Management Committee and the Citigroup CEO.

Independent Compliance Risk Management
The ICRM organization actively oversees compliance risk across Citi, sets compliance standards for the first line of defense to manage compliance risk and promotes business conduct and activity that is consistent with Citi’s Mission and Value Proposition and the compliance risk appetite, and is committed to maintaining an enterprise-wide compliance risk management framework across Citi. The CCO reports to Citi’s Chief Legal Officer, and ICRM is organizationally part of Global Legal Affairs and Compliance. In addition, the CCO has matrix reporting into the CRO.

Third Line of Defense
Internal Audit is independent of the first line, second line and enterprise support functions. The role of Internal Audit is to provide independent, objective, reliable, valued and timely assurance to the Board, its Audit Committee, Citi senior management and regulators over the effectiveness of governance, risk management and controls that mitigate current and evolving risks and enhance the control culture within Citi. The Citi Chief Auditor manages Internal Audit and reports functionally to the Chair of the Citi Audit Committee and administratively to Citi’s CEO. The Citi Chief Auditor has unrestricted access to the Board and the Board Audit Committee.

Enterprise Support Functions
Enterprise support functions engage in activities that support safety and soundness across Citi. These functions provide advisory services and/or design, implement, maintain and oversee Company-wide programs that support Citi in maintaining an effective control environment.
Enterprise support functions are composed of Human Resources and Global Legal Affairs and Compliance (exclusive of ICRM, which is part of the second line of defense). Organizations noted under the first line of defense may also contain enterprise support functions (e.g., the Controllers Group within Finance).
Enterprise support functions are subject to the relevant Company-wide independent oversight processes specific to the risks for which they are accountable (e.g., operational risk and compliance risk).

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

Board and Executive Management Governance Committees
The Board executes its responsibilities either directly or through its committees. The Board has delegated authority to the following Board standing committees to help fulfill its oversight and risk management responsibilities:
•Audit Committee (Board Audit Committee) provides oversight of financial statement integrity, internal controls, audits and regulatory compliance. Its responsibilities include holding management accountable for the effectiveness of Citigroup’s control environment and corrective actions, approving independent auditor selection/compensation, key policies and 10-K filings. It also has responsibilities regarding the approval, replacement and compensation of the Chief Auditor.
•Compensation, Performance Management and Culture Committee provides oversight of employee compensation, corporate culture and compliance with bank regulatory guidance governing Citi’s incentive compensation. Its responsibilities include reviewing Citi’s management resources, assessing the performance of senior management, determining the compensation of C~~i~~tigroup’s CEO and approving executive compensation and incentive compensation structures.
•Nomination, Governance and Public Affairs Committee provides oversight of corporate governance, Board effectiveness and public affairs, including sustainability matters, and nominates directors for the Board and its committees. Its responsibilities include leading the annual review of the Board’s performance, reviewing the adequacy of Board committee charters and reviewing relationships with external constituencies and issues that impact Citi’s reputation, as well as advising management on the foregoing matters.
•Risk Management Committee (Board RMC) provides oversight of Citigroup’s risk management framework and risk culture, including significant policies and practices for risk management and capital management, and oversees the performance of Citi’s Credit Risk Review function. This Committee reviews Citigroup’s aggregate risk profile and ensures the adequacy of the Company’s risk management functions. Its responsibilities include approving the Enterprise Risk Management Framework (ERMF) and key risk policies, reviewing the risk appetite statement and recommending it to the Board. Additionally, this Committee has responsibilities regarding the approval, replacement and compensation of the Chief Risk Officer.
•Technology Committee provides oversight of Citigroup’s technology strategy, operating model, architecture and technology-based risk management (including cyber security), technology resource and talent planning, and technology third-party management policies. Its responsibilities include reviewing and assessing significant technology investments and expenditures, overseeing and reviewing information from management regarding Citi’s approach to Generative AI and reviewing reports on technology and data quality-related matters.

In addition to the above, the Board has established the following ad hoc committee:

•Transformation Oversight Committee provides oversight of the actions of Citi’s management to develop and execute a transformation of Citi’s risk and control environment pursuant to the FRB and OCC Consent Orders (see “Citi’s Multiyear Transformation—FRB and OCC Consent Orders Compliance” above).

The Citigroup CEO has established four standing Executive Management Governance Committees that cover the primary risks to which Citi is exposed. These consist of the following:

•Citigroup Asset and Liability Committee (ALCO) oversees liquidity risk and market risk on the accrual book, and monitors and influences the balance sheet, investment securities and capital management activities of Citigroup. Its responsibilities include approving relevant policies and programs and reviewing balance sheet trends, liquidity levels, capital metrics, interest rate risk, foreign exchange risk and significant risk management concerns.
•Business Risk and Control Committee oversees operational and compliance risks and the overall control environment. Its responsibilities include approving operational and compliance risk-related initiatives, and monitoring Issues, Managers Control Assessment, Operational Risk Events and Escalations.
•Reputation Risk Committee oversees Citigroup’s reputation risk program. It governs the processes by which material reputation risks are managed, in line with Company-wide strategic objectives, risk appetite and regulatory expectations, while promoting a culture of risk awareness. Its responsibilities include reviewing, challenging and resolving, as needed, reputation risk matters.
•Risk Management Committee oversees the execution of the Enterprise Risk Management Framework and monitors Citi’s risk profile against approved risk appetite. Its responsibilities include discussing and providing review and challenge of risk matters, including material and emerging risks facing Citi. It also provides comprehensive coverage of credit risk, market risk (trading) and strategic risk.

In addition to the Executive Management Governance Committees listed above, management may establish ad-hoc committees in response to regulatory feedback or to manage additional activities when deemed necessary.

The figure below illustrates the reporting lines between the Board and Executive Management Governance Committees:

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
•structured finance; and
•securities financing transactions (margin loans, repurchase and reverse repurchase agreements and securities loaned and borrowed).

Credit risk also arises from clearing and settlement activities, when Citi transfers an asset in advance of receiving its counter-value or advances funds to settle a transaction on behalf of a client, as well as through its investment securities portfolio and cash placed with banks. Concentration risk, within credit risk, is the risk associated with having credit exposure concentrated within a specific client, industry, region or other category.
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
The credit risk associated with Citi’s credit exposures is a function of the idiosyncratic creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures not carried at fair value on a regular basis through its allowance for credit losses (ACL) process (see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below and Notes 1 (“Allowance for Credit Losses (ACL)”) and 16), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties. See Notes 15 and 16 for additional information on Citi’s credit risk management.

Average Loans
The table below details average loans, by segment and All Other, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	4Q25	3Q25	4Q24
Services	$96	$94	$87
Markets	152	147	122
Banking	79	81	84
Wealth	149	151	148
USPB
Branded Cards	$122	$120	$117
Retail Services	50	50	52
Retail Banking	54	50	47
Total USPB	$226	$220	$216
All Other	$35	$32	$31
Total Citigroup loans (AVG)	$737	$725	$688
Total Citigroup loans (EOP)	$752	$734	$694

Average loans increased 7% year-over-year and 2% sequentially. The year-over-year increase was primarily driven by growth in Markets, USPB and Services, partially offset by declines in Banking.
Year-over-year average loans for:

•Services increased 10%, driven by demand in TTS for working capital loans as well as export and agency finance.
•Markets increased 25%, primarily driven by asset-backed financing and commercial warehouse lending in Spread Products.
•Banking decreased 6%, due to lower aggregate customer demand for funded loans.
•Wealth increased 1%, with growth in margin lending primarily offset by the transfers of certain relationships and associated mortgage loans to USPB from Wealth.
•USPB increased 5%, driven by growth in Retail Banking, largely due to transfers of certain relationships and associated mortgage loans to USPB from Wealth, as well as growth in Branded Cards.
•All Other increased 13%, driven by growth in Mexico Consumer/SBMM (including the impact of Mexican peso appreciation), partially offset by the continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS loans to Other assets).

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients whose needs encompass multiple products, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises, and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	December 31, 2025				September 30, 2025				December 31, 2024
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)(2)	$151	$136	$50	$337	$145	$132	$50	$327	$133	$122	$39	$294
Unfunded lending commitments (off-balance sheet)(3)(4)	141	311	28	480	147	307	27	481	131	274	24	429
Total exposure	$292	$447	$78	$817	$292	$439	$77	$808	$264	$396	$63	$723

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Excludes loans carried at fair value of $6.8 billion and HFS of $5.2 billion as of December 31, 2025.
(3)    Includes unused commitments to lend, letters of credit and financial guarantees.
(4)    Includes lending-related commitments carried at fair value and HFS as of December 31, 2025.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	December 31, 2025	September 30, 2025	December 31, 2024
North America	58%	57%	56%
International	42	43	44
Total	100%	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	16%	17%	16%
LATAM	7	7	7
United Kingdom	6	6	6
Japan, Asia North and Australia (JANA)	6	6	6
Asia South	4	4	5
Middle East, Africa and Russia (MEA)	3	3	4

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2025	September 30, 2025	December 31, 2024
AAA/AA/A	49%	48%	49%
BBB	29	29	30
BB/B	20	21	19
CCC or below	2	2	2
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of December 31, 2025. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.
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
Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The industry classifications are generally based on the clients’ primary business activity. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	December 31, 2025	September 30, 2025	December 31, 2024
Transportation and industrials	19%	19%	20%
Technology, media and telecom	14	15	12
Banks and finance companies(1)	13	13	12
Real estate	11	10	11
Commercial	8	8	8
Residential	3	2	3
Consumer retail	10	10	11
Power, chemicals, metals and mining	8	9	9
Energy and commodities	6	6	6
Healthcare	5	5	5
Public sector	4	4	4
Insurance	3	3	4
Asset managers and funds	3	3	3
Financial markets infrastructure	3	3	2
Other industries	1	—	1
Total	100%	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2025:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$153,721	$58,014	$95,707	$114,560	$33,086	$5,652	$423	$115	$24	$(7,882)
Autos(6)	51,344	22,265	29,079	41,389	8,336	1,609	10	4	7	(2,504)
Transportation	30,298	13,512	16,786	21,518	7,892	729	159	33	2	(1,166)
Industrials	72,079	22,237	49,842	51,653	16,858	3,314	254	78	15	(4,212)
Technology, media and telecom	115,075	34,144	80,931	73,946	37,367	3,417	345	49	6	(7,701)
Banks and finance companies	106,266	73,206	33,060	95,515	9,614	1,057	80	4	151	(691)
Real estate	90,677	62,776	27,901	76,691	9,881	3,454	651	32	11	(917)
Commercial	69,548	44,387	25,161	55,769	9,674	3,454	651	31	11	(917)
Residential	21,129	18,389	2,740	20,922	207	—	—	1	—	—
Consumer retail	82,879	34,119	48,760	58,111	20,751	3,841	176	23	77	(5,614)
Power, chemicals, metals and mining	61,347	18,695	42,652	43,453	12,408	5,058	428	28	5	(5,860)
Power	27,099	6,319	20,780	22,201	4,485	386	27	2	8	(2,829)
Chemicals	21,048	6,956	14,092	12,688	4,651	3,387	322	24	1	(2,128)
Metals and mining	13,200	5,420	7,780	8,564	3,272	1,285	79	2	(4)	(903)
Energy and commodities(7)	46,282	12,686	33,596	37,864	7,453	790	175	7	77	(3,176)
Healthcare	43,520	8,076	35,444	34,162	7,779	1,555	24	25	3	(3,520)
Public sector	31,498	17,063	14,435	28,321	2,649	515	13	47	3	(595)
Asset managers and funds	27,725	10,642	17,083	20,957	6,611	153	4	3	—	(117)
Insurance	27,620	3,657	23,963	25,585	1,967	68	—	1	—	(4,494)
Financial markets infrastructure	23,360	151	23,209	23,227	133	—	—	—	—	(14)
Securities firms	1,286	154	1,132	1,074	211	1	—	—	—	(19)
Other industries(6)	5,995	3,510	2,485	4,254	1,614	116	11	39	8	(2)
Total	$817,251	$336,893	$480,358	$637,720	$151,524	$25,677	$2,330	$373	$365	$(40,602)

(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $6.8 billion and HFS of $5.2 billion as of December 31, 2025.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of December 31, 2025.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $40.6 billion of purchased credit protection, $37.5 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.1 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $27.3 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $19.2 billion ($10.6 billion of which was funded exposure with 100% rated investment grade) as of December 31, 2025.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of December 31, 2025, Citi’s total exposure to these energy-related entities was approximately $4.4 billion, of which approximately $1.7 billion consisted of direct outstanding funded loans.
(8)    Includes $0.7 billion and $0.1 billion of funded and unfunded exposure at December 31, 2025, respectively, primarily related to commercial credit card delinquency-managed loans.
Exposure to Commercial Real Estate
As of December 31, 2025 and 2024, Citi’s total credit exposure to commercial real estate (CRE) was $78.4 billion and $65 billion, including $6.3 billion and $6 billion of exposure related to office buildings, respectively. This total CRE exposure consisted of approximately $69.5 billion and $56 billion, respectively, related to corporate clients, included in the real estate category in the tables above and below. Total CRE exposure also includes approximately $8.9 billion and $9 billion, respectively, related to Wealth clients, not included in the tables above as they are not considered corporate exposures.
In addition, as of December 31, 2025, approximately 81% of Citi’s total CRE exposure was rated investment grade and more than 77% was to borrowers in the U.S. (compared to approximately 78% rated investment grade and more than 75% to borrowers in the U.S. as of December 31, 2024).
As of December 31, 2025, the percentage of the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.4%, and there were $659 million of non-accrual CRE loans. As of December 31, 2024, the percentage of the ACLL attributed to the total funded CRE exposure (including Wealth) was approximately 1.6%, and there were $574 million of non-accrual CRE loans.

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

Credit Risk Mitigation
As part of its overall risk management activities, Citi uses credit derivatives, both partial and full term, and other risk mitigants to economically hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. In advance of the expiration of partial-term economic hedges, Citi will determine, among other factors, the economic feasibility of hedging the remaining life of the instrument. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Principal transactions in the Consolidated Statement of Income in Banking.
At December 31, 2025, September 30, 2025 and December 31, 2024, Banking had economic hedges on the corporate credit portfolio of $40.6 billion, $39.5 billion and $37.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The purchased credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2025	September 30, 2025	December 31, 2024
AAA/AA/A	47%	47%	44%
BBB	41	41	45
BB/B	11	11	10
CCC or below	1	1	1
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate Loans

In millions of dollars at December 31, 2025	Due within 1 year	Over 1 year but within 5 years	Over 5 years but within 15 years	Over 15 years	Total
Corporate loans
In North America offices(1)
Commercial and industrial	$28,028	$26,696	$2,020	$662	$57,406
Financial institutions	26,423	36,309	9,205	217	72,154
Mortgage and real estate(2)	7,366	5,265	4,351	949	17,931
Installment and other	5,522	14,047	3,260	275	23,104
Lease financing	16	56	—	—	72
Total	$67,355	$82,373	$18,836	$2,103	$170,667
In offices outside North America(1)
Commercial and industrial	$64,031	$22,279	$10,501	$75	$96,886
Financial institutions	14,440	8,473	4,063	78	27,054
Mortgage and real estate(2)	3,907	5,111	777	61	9,856
Installment and other	5,703	18,897	7,600	1,900	34,100
Lease financing	3	31	13	—	47
Governments and official institutions	662	1,226	2,069	1,113	5,070
Total	$88,746	$56,017	$25,023	$3,227	$173,013
Corporate loans, net of unearned income(3)(4)	$156,101	$138,390	$43,859	$5,330	$343,680
Loans at fixed interest rates(5)
Commercial and industrial		$4,180	$851	$4
Financial institutions		1,584	755	213
Mortgage and real estate(2)		1,024	4,118	949
Other(6)		3,088	372	294
Lease financing		76	—	—
Total		$9,952	$6,096	$1,460
Loans at floating or adjustable interest rates(4)
Commercial and industrial		$44,795	$11,670	$733
Financial institutions		43,198	12,513	82
Mortgage and real estate(2)		9,352	1,010	61
Other(6)		31,082	12,557	2,994
Lease financing		11	23	—
Total		$128,438	$37,773	$3,870
Total fixed/variable pricing of corporate loans with maturities due after one year, net of unearned income(3)(4)		$138,390	$43,869	$5,330

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
(3)    Corporate loans are net of unearned income of $(1.1) billion. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(4)    Excludes $17 million of unallocated portfolio-layer cumulative basis adjustments at December 31, 2025.
(5)    Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 24.
(6)    Other includes installment and other and loans to government and official institutions.

This page intentionally left blank.

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

As of December 31, 2025, USPB provided credit cards, consumer mortgages, personal loans, small business banking and other retail lending, and Wealth provided consumer mortgages, margin lending, credit cards and other lending products to customer segments that range from the affluent to ultra-high net worth through the Private Bank, Citigold and Wealth at Work. USPB’s retail banking products included a generally prime portfolio built through well-defined lending parameters within Citi’s risk appetite framework.
All Other—Legacy Franchises also provides such products in its remaining markets through Mexico Consumer and Asia Consumer (Poland and Korea).

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	4Q24	1Q25	2Q25	3Q25	4Q25
Wealth(2)(3)
Mortgages(4)	$89.0	$87.9	$88.6	$89.1	$86.4
Margin lending	29.4	31.5	31.3	32.0	33.4
Personal, small business and other	24.1	23.1	25.9	25.5	25.3
Cards	5.0	4.8	4.9	4.8	4.9
Total	$147.5	$147.3	$150.7	$151.4	$150.0
USPB(4)
Branded Cards(5)	$121.1	$116.3	$120.2	$121.2	$125.3
Credit cards	117.3	112.6	116.6	117.4	121.5
Personal installment loans(5)	3.8	3.7	3.6	3.8	3.8
Retail Services	53.8	50.2	50.7	50.1	52.2
Retail Banking(5)	46.8	48.2	49.3	50.3	54.3
Mortgages	45.5	47.0	48.1	49.2	53.1
Personal, small business and other	1.3	1.2	1.2	1.1	1.2
Total	$221.7	$214.7	$220.2	$221.6	$231.8
All Other—Legacy Franchises
Mexico Consumer	$17.2	$17.9	$20.0	$21.2	$22.5
Asia Consumer(6)	4.7	4.5	3.0	2.7	2.5
Legacy Holdings Assets(7)	2.0	1.9	1.9	1.7	1.7
Total	$23.9	$24.3	$24.9	$25.6	$26.7
Total consumer loans	$393.1	$386.3	$395.8	$398.6	$408.5

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $95.9 billion, $97.9 billion, $98.0 billion, $96.7 billion and $98.0 billion of loans in North America as of December 31, 2025, September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024, respectively. For additional information on the credit quality of the Wealth portfolio, see Note 15.
(3)Consists of $54.1 billion, $53.5 billion, $52.7 billion, $50.6 billion and $49.5 billion of loans outside North America as of December 31, 2025, September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024, respectively.
(4)See Note 15 for details on loan-to-value ratios for the mortgage portfolios and FICO scores for the U.S. portfolio.
(5)Effective January 1, 2025, USPB changed its reporting for certain installment lending products that were transferred from Retail Banking to Branded Cards to reflect where these products are managed. Prior periods were conformed to reflect this change.
(6)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios—Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. Asia Consumer loan balances exclude approximately $2 billion of loans ($1 billion of retail banking loans and $1 billion of credit card loan balances) for the second, third and fourth quarters of 2025. These loans were reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s agreement to sell its Poland consumer banking business (expected to close by mid-2026). See “Agreement to Sell Poland Consumer Banking Business” in Note 2.
(7)Consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Loans” above.

Consumer Credit Trends

U.S. Personal Banking

USPB includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary credit card portfolios (Value, Rewards and Cash), co-branded card portfolios (including Costco and American Airlines) and personal installment loans. Retail Services includes co-brand and private label relationships (including, among others, The Home Depot, Best Buy and Macy’s). Retail Banking includes traditional banking services, including deposits, mortgages and other lending products, to retail and small business customers concentrated in six key U.S. metropolitan areas. Retail Banking also provides mortgages through correspondent channels.
As of December 31, 2025, approximately 75% of USPB EOP loans consisted of Branded Cards and Retail Services credit card loans, of which 70% represented Branded Cards loans and 30% represented Retail Services loans. Branded Cards and Retail Services credit card loans generally drive the overall credit performance of USPB, as Branded Cards and Retail Services card net credit losses represented approximately 94% of USPB’s total net credit losses for the fourth quarter of 2025.
As presented in the chart above, the fourth quarter of 2025 net credit loss rate for USPB decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance (see “Branded Cards—Credit Cards” and “Retail Services” below).
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
As presented in the chart above, the fourth quarter of 2025 net credit loss rate for Branded Cards’ credit cards decreased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate increased quarter-over-quarter, driven by seasonality, and was broadly stable year-over-year.

Retail Services

USPB’s Retail Services partners with more than 20 retailers and dealers to offer private label and co-brand cards. Retail Services’ target market focuses on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
As presented in the chart above, the fourth quarter of 2025 net credit loss rate for Retail Services increased quarter-over-quarter, driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in portfolio performance.

For additional details on provisions for credit losses, loan delinquency and other information for Citi’s cards portfolios, see USPB’s results of operations above and Note 15.

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
As presented in the chart above, the fourth quarter of 2025 net credit loss rate for Retail Banking increased quarter-over-quarter, driven by consumer overdraft losses, and was broadly stable year-over-year.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the transfer of certain relationships and associated mortgage loans to Retail Banking from Wealth, and increased year-over-year, driven by consumer mortgages enrolled in forbearance programs related to the California wildfires.

Wealth

As of December 31, 2025, Wealth provided consumer mortgages, margin lending, credit cards and other lending products to customer segments that range from affluent to ultra-high net worth through the Private Bank, Citigold and Wealth at Work businesses. These customer segments represent a target market that is characterized by historically low default rates and delinquencies and includes loans that are delinquency managed or classifiably managed. The delinquency-managed portfolio consists primarily of mortgages and credit cards.
As of December 31, 2025, approximately $48 billion, or 32%, of the portfolios were classifiably managed and primarily consisted of margin loans, commercial real estate loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 69% were rated investment grade. The 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, while the net credit loss rates were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the fourth quarter of 2025 net credit loss rate in Wealth decreased quarter-over-quarter, primarily driven by write-downs of mortgage loans to their collateral value due to the impact of the California wildfires in the previous quarter, and was broadly stable year-over-year.
The 90+ days past due delinquency rate decreased quarter-over-quarter, largely driven by the resumption of payments on consumer mortgages exiting forbearance programs related to the California wildfires. The 90+ days past due delinquency rate increased year-over-year, driven by consumer mortgages that enrolled in forbearance programs related to the California wildfires. The low net credit loss and 90+ days past due delinquency rates continued to reflect the strong credit profiles of the portfolios.

Mexico Consumer

Mexico Consumer provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of December 31, 2025, approximately 40% of Mexico Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Mexico Consumer portfolios, as the cards net credit losses represented approximately 60% of total Mexico Consumer net credit losses for the fourth quarter of 2025.
As presented in the chart above, the fourth quarter of 2025 net credit loss rate in Mexico Consumer increased quarter-over-quarter and year-over-year, driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.
The 90+ days past due delinquency rate increased quarter-over-quarter, largely driven by seasonality and the ongoing normalization of loss and delinquency rates from post-pandemic lows. The 90+ days past due delinquency rate increased year-over-year, primarily driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.

For additional details on provisions, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USPB, Wealth and All Other above and Note 15.

U.S. Cards FICO Distribution
The following tables present the current FICO score distributions for Citi’s Branded Cards and Retail Services portfolios based on end-of-period receivables. FICO scores are updated as they become available.

Branded Cards

FICO distribution(1)	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
≥ 740	55%	55%	56%
660–739	33	34	33
< 660	12	11	11
Total	100%	100%	100%

Retail Services

FICO distribution(1)	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
≥ 740	37%	36%	36%
660–739	41	41	41
< 660	22	23	23
Total	100%	100%	100%

(1)Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of both Branded Cards and Retail Services portfolios remained largely unchanged quarter-over-quarter and year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 15 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2025	2025	2024	2023	2025	2024	2023
Wealth delinquency-managed loans(3)	$101.7	$329	$260	$191	$247	$242	$312
Ratio		0.32%	0.25%	0.18%	0.24%	0.23%	0.30%
Wealth classifiably managed loans(4)	$48.3	N/A	N/A	N/A	N/A	N/A	N/A
USPB(5)(6)
Total	$231.8	$2,763	$2,871	$2,635	$2,673	$2,604	$2,563
Ratio		1.19%	1.30%	1.26%	1.16%	1.18%	1.23%
Credit cards and personal installment loans total (d+b)	177.5	2,567	2,726	2,475	2,424	2,384	2,336
Ratio		1.45%	1.56%	1.47%	1.37%	1.36%	1.39%
Credit cards total (a+c) = (d)(6)	$173.7	$2,545	$2,705	$2,461	$2,373	$2,333	$2,293
Ratio		1.47%	1.58%	1.49%	1.37%	1.36%	1.39%
Branded Cards (a+b)	$125.3	$1,418	$1,404	$1,208	$1,378	$1,261	$1,186
Ratio		1.13%	1.16%	1.06%	1.10%	1.04%	1.04%
Credit cards (a)	121.5	1,396	1,383	1,194	1,327	1,210	1,143
Ratio		1.15%	1.18%	1.07%	1.09%	1.03%	1.03%
Personal installment loans (b)	3.8	22	21	14	51	51	43
Ratio		0.58%	0.55%	0.42%	1.34%	1.34%	1.30%
Retail Services (c)	$52.2	$1,149	$1,322	$1,267	$1,046	$1,123	$1,150
Ratio		2.20%	2.46%	2.36%	2.00%	2.09%	2.15%
Retail Banking(5)	$54.3	$196	$145	$160	$249	$220	$227
Ratio		0.36%	0.31%	0.39%	0.46%	0.48%	0.56%
All Other
Total	$26.7	$448	$341	$407	$420	$329	$384
Ratio		1.69%	1.44%	1.43%	1.58%	1.39%	1.35%
Mexico Consumer	22.5	387	246	252	358	242	252
Ratio		1.72%	1.43%	1.35%	1.59%	1.41%	1.35%
Asia Consumer(7)	2.5	14	23	51	15	27	59
Ratio		0.56%	0.49%	0.69%	0.60%	0.57%	0.80%
Legacy Holdings Assets (consumer)(8)	1.7	47	72	104	47	60	73
Ratio		3.13%	4.00%	4.33%	3.13%	3.33%	3.04%
Total Citigroup consumer	$408.5	$3,540	$3,472	$3,233	$3,340	$3,175	$3,259
Ratio		0.98%	0.99%	0.94%	0.93%	0.91%	0.95%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of December 31, 2025, 2024 and 2023, 69%, 72% and 85% of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail Banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $61 million ($0.4 billion), $69 million ($0.5 billion) and $63 million ($0.5 billion) at December 31, 2025, 2024 and 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $60 million, $66 million and $73 million at December 31, 2025, 2024 and 2023, respectively. The EOP loans in the table include the guaranteed loans.

(6)The 90+ days past due balances for Branded Cards and Retail Services are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(7)Asia Consumer loan balances and the related delinquencies, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. Accordingly, the Poland consumer loans are recorded in Other assets on the Consolidated Balance Sheet. As a result, the Poland consumer loans and related delinquencies are not included in this table for 2025. See “Agreement to Sell Poland Consumer Banking Business” in Note 2.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $65 million ($0.2 billion), $66 million ($0.2 billion) and $67 million ($0.2 billion) at December 31, 2025, 2024 and 2023, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $29 million, $34 million and $36 million at December 31, 2025, 2024 and 2023, respectively. The EOP loans in the table include the guaranteed loans.
N/A    Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2025	2025	2024	2023
Wealth	$148.8	$170	$121	$98
Ratio		0.11%	0.08%	0.07%
USPB
Total	$219.8	$7,431	$7,579	$5,234
Ratio		3.38%	3.62%	2.72%
Credit cards and personal installment loans total (d+b)	169.8	7,290	7,457	5,124
Ratio		4.29%	4.51%	3.32%
Credit cards total (a+c) = (d)	$166.0	$7,057	$7,245	$4,981
Ratio		4.25%	4.48%	3.29%
Branded Cards (a+b)	$119.2	$4,392	$4,227	$2,807
Ratio		3.68%	3.71%	2.68%
Credit cards (a)	115.4	4,159	4,015	2,664
Ratio		3.60%	3.64%	2.62%
Personal installment loans (b)	3.8	233	212	143
Ratio		6.13%	5.89%	4.93%
Retail Services (c)	$50.6	$2,898	$3,230	$2,317
Ratio		5.73%	6.27%	4.64%
Retail Banking	$50.0	$141	$122	$110
Ratio		0.28%	0.28%	0.29%
All Other—Legacy Franchises (managed basis)(3)
Total	$25.1	$1,131	$896	$861
Ratio		4.51%	3.41%	2.94%
Mexico Consumer	19.7	1,095	828	682
Ratio		5.56%	4.52%	4.01%
Asia Consumer (managed basis)(3)(4)	3.5	49	67	198
Ratio		1.40%	1.14%	2.08%
Legacy Holdings Assets (consumer)	1.9	(13)	1	(19)
Ratio		(0.68)%	0.05%	(0.68)%
Reconciling Items(3)		$—	$7	$(6)
Total Citigroup	$393.7	$8,732	$8,603	$6,187
Ratio		2.22%	2.24%	1.66%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the ongoing divestiture of Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer NCLs and average loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. Citi’s Poland consumer banking business was classified as HFS during the second quarter of 2025 as a result of Citi’s agreement to sell the business. In accordance with

HFS accounting treatment, the Poland consumer average loans of approximately $1 billion in 2025 are recorded in Other assets on the Consolidated Balance Sheet, and the related NCLs of approximately $1 million in 2025 are recorded as a reduction to Other revenue. Other Asia Consumer businesses classified as HFS in Other assets and Other liabilities on the Consolidated Balance Sheet include approximately $0 million and $25 million in NCLs recorded as reductions to Other revenue in 2024 and 2023, respectively. Accordingly, these NCLs are not included in this table. See Note 2.

Loan Maturities and Fixed/Variable Pricing of Consumer Loans

Loan Maturities

In millions of dollars at December 31, 2025	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
In North America offices
Residential first mortgages	$7	$277	$2,544	$116,561	$119,389
Home equity loans	3	8	1,034	1,827	2,872
Credit cards(1)	170,896	2,760	—	—	173,656
Personal, small business and other	17,005	14,928	1,108	170	33,211
Total	$187,911	$17,973	$4,686	$118,558	$329,128
In offices outside North America
Residential mortgages	$263	$418	$4,207	$19,153	$24,041
Credit cards(1)	14,666	35	—	—	14,701
Personal, small business and other	31,880	7,270	174	996	40,320
Total	$46,809	$7,723	$4,381	$20,149	$79,062
Total Consumer	$234,720	$25,696	$9,067	$138,707	$408,190

(1)Credit card loans with maturities greater than one year represent loan modifications to borrowers experiencing financial difficulty and are at fixed interest rates.

Fixed/Variable Pricing

In millions of dollars at December 31, 2025	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years
Loans at fixed interest rates
Residential first mortgages	$346	$3,982	$69,374
Home equity loans	4	187	22
Credit cards(1)	2,795	—	—
Personal, small business and other	8,605	323	150
Total	$11,750	$4,492	$69,546
Loans at floating or adjustable interest rates
Residential first mortgages	$349	$2,769	$66,340
Home equity loans	4	847	1,805
Personal, small business and other	13,593	959	1,016
Total	$13,946	$4,575	$69,161
Total Consumer	$25,696	$9,067	$138,707

(1)Credit card loans with maturities greater than one year represent loan modifications to borrowers experiencing financial difficulty and are at fixed interest rates.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	December 31,
In millions of dollars	2025	2024	2023	2022	2021
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$119,389	$114,593	$108,711	$96,039	$83,361
Home equity loans(2)	2,872	3,141	3,592	4,580	5,745
Credit cards	173,656	171,059	164,720	150,643	133,868
Personal, small business and other	33,211	33,155	36,135	37,752	40,713
Total	$329,128	$321,948	$313,158	$289,014	$263,687
In offices outside North America(1)
Residential mortgages(2)	$24,041	$24,456	$26,426	$28,114	$37,889
Credit cards	14,701	12,927	14,233	12,955	17,808
Personal, small business and other	40,320	33,995	35,380	37,984	57,150
Total	$79,062	$71,378	$76,039	$79,053	$112,847
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$408,190	$393,326	$389,197	$368,067	$376,534
Unallocated portfolio-layer cumulative basis adjustments	$343	$(224)	$—	$—	$—
Consumer loans, net of unearned income(3)	$408,533	$393,102	$389,197	$368,067	$376,534
Corporate loans
In North America offices(1)
Commercial and industrial	$57,406	$57,730	$61,008	$56,176	$48,364
Financial institutions	72,154	41,815	39,393	43,399	49,804
Mortgage and real estate(2)	17,931	18,411	17,813	17,829	15,965
Installment and other(4)	23,104	25,529	23,335	23,767	20,143
Lease financing	72	235	227	308	415
Total	$170,667	$143,720	$141,776	$141,479	$134,691
In offices outside North America(1)
Commercial and industrial	$96,886	$92,856	$93,402	$93,967	$102,735
Financial institutions	27,054	27,276	26,143	21,931	22,158
Mortgage and real estate(2)	9,856	8,136	7,197	4,179	4,374
Installment and other(4)	34,100	25,800	27,907	23,347	22,812
Lease financing	47	40	48	46	40
Governments and official institutions	5,070	3,630	3,599	4,205	4,423
Total	$173,013	$157,738	$158,296	$147,675	$156,542
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$343,680	$301,458	$300,072	$289,154	$291,233
Unallocated portfolio-layer cumulative basis adjustments	$17	$(72)	$93	$—	$—
Corporate loans, net of unearned income(5)	$343,697	$301,386	$300,165	$289,154	$291,233
Total loans—net of unearned income	$752,230	$694,488	$689,362	$657,221	$667,767
Allowance for credit losses on loans (ACLL)	(19,247)	(18,574)	(18,145)	(16,974)	(16,455)
Total loans—net of unearned income and ACLL	$732,983	$675,914	$671,217	$640,247	$651,312
ACLL as a percentage of total loans— net of unearned income(6)	2.58%	2.71%	2.66%	2.60%	2.49%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	3.96%	4.08%	3.97%	3.84%	3.73%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.91%	0.87%	0.93%	1.01%	0.85%

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
(3)    Consumer loans are net of unearned income of $971 million, $889 million, $802 million, $712 million and $629 million at December 31, 2025, 2024, 2023, 2022 and 2021, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(4)    Installment and other includes loans to SPEs and TTS commercial cards.
(5)    Corporate loans include Mexico SBMM loans and are net of unearned income of $(1.1) billion, $(969) million, $(917) million, $(797) million and $(770) million at December 31, 2025, 2024, 2023, 2022 and 2021, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)    Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2025	2024	2023	2022	2021
Allowance for credit losses on loans (ACLL) at beginning of year	$18,574	$18,145	$16,974	$16,455	$24,956
Adjustments to opening balance:
Financial instruments—TDRs and vintage disclosures(1)	—	—	(352)	—	—
Adjusted ACLL at beginning of year	$18,574	$18,145	$16,622	$16,455	$24,956
Provision for credit losses on loans (PCLL)
Consumer	$8,690	$9,459	$7,665	$4,128	$(1,159)
Corporate	807	267	121	617	(1,944)
Total	$9,497	$9,726	$7,786	$4,745	$(3,103)
Gross credit losses on loans
Consumer
In U.S. offices	$9,203	$8,989	$6,339	$3,944	$4,076
In offices outside the U.S.	1,454	1,212	1,214	934	2,144
Corporate
Commercial and industrial, and other
In U.S. offices	125	149	129	110	228
In offices outside the U.S.	286	170	119	81	259
Loans to financial institutions
In U.S. offices	—	—	4	—	1
In offices outside the U.S.	9	10	36	80	1
Mortgage and real estate
In U.S. offices	8	144	31	—	10
In offices outside the U.S.	14	20	9	7	1
Total	$11,099	$10,694	$7,881	$5,156	$6,720
Gross recoveries on loans
Consumer
In U.S. offices	$1,752	$1,406	$1,124	$1,045	$1,215
In offices outside the U.S.	173	192	242	222	496
Corporate
Commercial and industrial, and other
In U.S. offices	37	51	38	44	57
In offices outside the U.S.	36	35	37	46	54
Loans to financial institutions
In U.S. offices	—	5	—	6	2
In offices outside the U.S.	4	4	—	3	1
Mortgage and real estate
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	—	1	3	1	—
Total	$2,002	$1,694	$1,444	$1,367	$1,825

Net credit losses on loans (NCLs)
In U.S. offices	$7,547	$7,820	$5,341	$2,959	$3,041
In offices outside the U.S.	1,550	1,180	1,096	830	1,854
Total	$9,097	$9,000	$6,437	$3,789	$4,895
Other—net(2)(3)(4)(5)(6)(7)	$273	$(297)	$174	$(437)	$(503)
Allowance for credit losses on loans (ACLL) at end of year	$19,247	$18,574	$18,145	$16,974	$16,455
ACLL as a percentage of EOP loans(8)	2.58%	2.71%	2.66%	2.60%	2.49%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)	$1,833	$1,601	$1,728	$2,151	$1,871
Total ACLL and ACLUC	$21,080	$20,175	$19,873	$19,125	$18,326
Net consumer credit losses on loans	$8,732	$8,603	$6,187	$3,611	$4,509
As a percentage of average consumer loans	2.22%	2.24%	1.66%	1.02%	1.20%
Net corporate credit losses on loans	$365	$397	$250	$178	$386
As a percentage of average corporate loans	0.11%	0.13%	0.09%	0.06%	0.13%
ACLL by type at end of year(10)
Consumer	$16,194	$16,018	$15,431	$14,119	$14,040
Corporate	3,053	2,556	2,714	2,855	2,415
Total	$19,247	$18,574	$18,145	$16,974	$16,455

(1)On January 1, 2023, Citi adopted Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): TDRs and Vintage Disclosures. The ASU eliminated the accounting and disclosure requirements for TDRs, including the requirement to measure the ACLL for TDRs using a discounted cash flow (DCF) approach. On January 1, 2023, Citi recorded a $352 million decrease in the Allowance for loan losses, along with a $290 million after-tax increase to Retained earnings. See “Accounting Changes” in Note 1.
(2)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(3)2025 includes an approximate $29 million reclass related to Citi’s agreement to sell its Poland consumer banking business. That ACLL was transferred to Other assets. 2025 also includes an increase of approximately $273 million related to FX translation.
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
(8)December 31, 2025, 2024, 2023, 2022 and 2021 exclude $6.9 billion, $8.0 billion, $7.6 billion, $5.4 billion and $6.1 billion, respectively, of loans that are carried at fair value.
(9)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(10)The ACLL represents management’s estimate of expected credit losses in the portfolio and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	December 31, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$173.7	7.7%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	122.6	0.1
North America other(3)	0.2	29.4	0.7
International cards	1.2	14.7	8.2
International other(3)	0.9	64.3	1.4
Total(1)	$16.1	$408.5	4.0%
Corporate(4)
Commercial and industrial	$1.8	$151.8	1.2%
Financial institutions	0.3	98.9	0.3
Mortgage and real estate(4)	0.7	27.8	2.5
Installment and other	0.3	58.4	0.5
Total(1)	$3.1	$336.9	0.9%
Loans at fair value(1)	N/A	$6.9	N/A
Total Citigroup	$19.2	$752.2	2.6%

	December 31, 2024
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.6	$171.1	7.9%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	117.2	0.1
North America other(3)	0.3	29.4	1.0
International cards	0.9	12.9	7.0
International other(3)	0.7	58.4	1.2
Total(1)	$16.0	$392.8	4.1%
Corporate(4)
Commercial and industrial	$1.3	$148.7	0.9%
Financial institutions	0.4	68.4	0.6
Mortgage and real estate(4)	0.7	26.4	2.7
Installment and other	0.2	50.1	0.4
Total(1)	$2.6	$293.6	0.9%
Loans at fair value(1)	N/A	$8.0	N/A
Total Citigroup	$18.6	$694.5	2.7%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded Cards and Retail Services. As of December 31, 2025, the $13.3 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on fourth quarter of 2025 NCLs). As of December 31, 2025, Branded Cards ACLL as a percentage of EOP loans was 6.3% and Retail Services ACLL as a percentage of EOP loans was 10.8%. As of December 31, 2024, the $13.6 billion of ACLL represented approximately 22 months of coincident net credit loss coverage (based on fourth quarter of 2024 NCLs). As of December 31, 2024, Branded Cards ACLL as a percentage of EOP loans was 6.4% and Retail Services ACLL as a percentage of EOP loans was 11.3%.
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
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2025
In millions of dollars, except percentages	Funded exposure(1)(3)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$73,206	$257	0.4%
Real estate(2)	62,776	709	1.1
Commercial	44,387	682	1.5
Residential	18,389	26	0.1
Transportation and industrials	58,014	614	1.1
Technology, media and telecom	34,144	354	1.0
Consumer retail	34,119	298	0.9
Power, chemicals, metals and mining	18,695	381	2.0
Public sector	17,063	67	0.4
Energy and commodities	12,686	171	1.3
Asset managers and funds	10,642	42	0.4
Healthcare	8,076	102	1.3
Insurance	3,657	15	0.4
Securities firms	154	3	1.9
Financial markets infrastructure	151	—	—
Other industries(4)	3,510	40	1.1
Total(5)	$336,893	$3,053	0.9%

(1)    Funded exposure excludes loans carried at fair value of $6.8 billion that are not subject to the ACLL.
(2)    As of December 31, 2025, the portion of the ACLL attributed to the total funded CRE exposure (including the Private Bank) was approximately 1.4%.
(3)    Includes $0.7 billion of funded exposure at December 31, 2025, primarily related to commercial credit card delinquency-managed loans.
(4)    Includes the impact of FX translation on the ACLL that is not allocated to individual industries.
(5)    As of December 31, 2025, the ACLL above reflects coverage of 0.3% of funded investment-grade exposure and 2.6% of funded non-investment-grade exposure.

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

Non-Accrual Loans and Assets
There is a certain amount of overlap among non-accrual loans and assets. The following summary provides a general description of non-accrual loans and assets:

•Corporate and consumer (including commercial banking) non-accrual status is based on the determination that payment of interest or principal is doubtful.
•A corporate loan may be classified as non-accrual and still be current on principal and interest payments under the terms of the loan structure.
•Consumer non-accrual status is generally based on aging, i.e., the borrower has fallen behind on payments, including borrowers who have enrolled in forbearance programs.
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
•With the exception of certain international portfolios, credit card loans are not included because, under industry standards, they accrue interest until such loans are charged off, which typically occurs at 180 days of contractual delinquency.

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

The increase in corporate non-accrual loans at December 31, 2025 was driven by idiosyncratic credit downgrades. The increase in consumer non-accrual loans at December 31, 2025 was driven by residential mortgage loans impacted by the California wildfires and higher loan balances and the impact of FX translation in Mexico Consumer.

	December 31,
In millions of dollars	2025	2024	2023	2022	2021
Corporate non-accrual loans by region(1)(2)(3)
North America	$1,145	$757	$978	$138	$510
International	856	620	904	984	1,043
Total	$2,001	$1,377	$1,882	$1,122	$1,553
International NAL by cluster
United Kingdom	$127	$190	$268	$288	$227
Japan, Asia North and Australia (JANA)	9	22	70	50	82
LATAM	576	301	367	429	568
Asia South	29	17	35	3	26
Europe	100	58	139	117	88
Middle East, Africa and Russia (MEA)	15	32	25	97	52
Corporate non-accrual loans(1)(2)(3)
Banking	$919	$498	$799	$757	$1,166
Services	337	65	103	153	70
Markets	622	715	791	3	71
Mexico SBMM and AFG	123	99	189	209	246
Total	$2,001	$1,377	$1,882	$1,122	$1,553
Consumer non-accrual loans(1)
Wealth	$526	$404	$288	$259	$336
USPB	343	290	291	282	344
Mexico Consumer	585	411	479	457	524
Asia Consumer(4)	15	19	22	30	209
Legacy Holdings Assets (consumer)	149	186	235	289	413
Total	$1,618	$1,310	$1,315	$1,317	$1,826
Total non-accrual loans	$3,619	$2,687	$3,197	$2,439	$3,379

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
(2)Approximately 70%, 61%, 50%, 50% and 56% of Citi’s corporate non-accrual loans remain current on interest and principal payments at December 31, 2025, 2024, 2023, 2022 and 2021, respectively.
(3)The December 31, 2025 total corporate non-accrual loans represented 0.58% of total corporate loans.
(4)    Asia Consumer includes the three remaining consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025.

The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2025			December 31, 2024
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$1,377	$1,310	$2,687	$1,882	$1,315	$3,197
Additions	2,425	2,599	5,024	1,517	1,966	3,483
Sales and transfers to HFS	(124)	(17)	(141)	(443)	(14)	(457)
Returned to performing	—	(378)	(378)	(269)	(206)	(475)
Paydowns/settlements	(1,277)	(553)	(1,830)	(934)	(531)	(1,465)
Charge-offs	(400)	(1,414)	(1,814)	(372)	(951)	(1,323)
Other	—	71	71	(4)	(269)	(273)
Ending balance	$2,001	$1,618	$3,619	$1,377	$1,310	$2,687

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2025	2024	2023	2022	2021
OREO
North America	$14	$9	$17	$10	$15
International(1)	8	9	19	5	12
Total OREO	$22	$18	$36	$15	$27
Non-accrual assets
Corporate non-accrual loans	$2,001	$1,377	$1,882	$1,122	$1,553
Consumer non-accrual loans	1,618	1,310	1,315	1,317	1,826
Non-accrual loans (NAL)	$3,619	$2,687	$3,197	$2,439	$3,379
OREO	22	18	36	15	27
Non-accrual assets (NAA)	$3,641	$2,705	$3,233	$2,454	$3,406
NAL as a percentage of total loans	0.48%	0.39%	0.46%	0.37%	0.51%
NAA as a percentage of total assets	0.14	0.11	0.13	0.10	0.15
ACLL as a percentage of NAL(2)	532	691	568	696	487

(1)The International OREO details by cluster are not provided due to the immateriality of such amounts.
(2)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

LIQUIDITY RISK

Overview
Adequate and diverse sources of funding and liquidity are essential to Citi’s businesses. Funding and liquidity risks arise from several factors, many of which are largely outside of Citi’s control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and macroeconomic, geopolitical and other conditions. For additional information, see “Risk Factors—Liquidity Risks” above.
Citi’s funding and liquidity management objectives are aimed at:

•funding its existing asset base;
•growing its core businesses;
•maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity; and
•satisfying regulatory requirements, including, but not limited to, those related to resolution planning (see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below).

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

At an aggregate Citigroup level, Citi’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high-quality liquid assets (as discussed below), even in times of stress, in order to meet its payment obligations as they come due. Citi’s liquidity risk management framework provides that, in addition to the aggregate requirements, certain entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
Citi’s primary funding sources include the following:

•corporate and consumer deposits via Citi’s bank subsidiaries, including Citibank, N.A. (Citibank)
•long-term debt (primarily senior and subordinated debt) mainly issued by Citigroup Inc., as the parent, and Citibank
•stockholders’ equity

These sources are supplemented by short-term borrowings, primarily in the form of secured funding transactions.
Citi’s funding and liquidity framework, working in concert with overall asset/liability management, helps ensure that there is sufficient liquidity and tenor in the overall liability structure (including funding products) of the Company relative to the liquidity and tenor of Citi’s assets. This reduces the risk that liabilities will become due before assets mature or are monetized. The Company holds excess liquidity, primarily in the form of high-quality liquid assets (HQLA), as presented in the table below. Citi’s liquidity is managed centrally by Corporate Treasury, reported within Corporate/Other in All Other, in conjunction with cluster and in-country treasurers with oversight provided by Independent Risk Management and various Asset and Liability Committees (ALCOs) and Country Coordinating Committee at the individual entity, cluster, country and business levels. Pursuant to this approach, Citi’s HQLA are managed with emphasis on asset/liability management and entity-level liquidity adequacy throughout Citi.
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
Available cash	$267.2	$270.1	$227.1	$7.3	$8.6	$7.7	$274.5	$278.7	$234.8
U.S. sovereign	179.9	161.3	191.2	52.3	50.5	46.8	232.2	211.8	238.0
U.S. agency/agency MBS	32.7	32.2	26.6	1.6	1.8	2.1	34.3	34.0	28.7
Foreign government debt(1)	49.7	53.0	44.2	16.5	10.9	12.6	66.2	63.9	56.8
Other investment grade	—	—	—	—	—	0.1	—	—	0.1
Total HQLA (AVG)	$529.5	$516.6	$489.1	$77.7	$71.8	$69.3	$607.2	$588.4	$558.4

(1)     Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Korea, the United Kingdom and China.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities as well as any amounts in excess of these minimums that are available to be transferred to other entities within Citigroup. Citigroup’s average HQLA increased quarter-over-quarter as of the fourth quarter of 2025, primarily driven by an increase in average deposits in Services.
As of December 31, 2025, Citigroup had approximately $1.0 trillion of available liquidity resources to support client and business needs, including end-of-period HQLA ($610 billion) included in Citi’s LCR calculation; additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($275 billion); and unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($164 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
Citi monitors its liquidity by reference to the LCR in addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries.
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

The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
HQLA	$607.2	$588.4	$558.4
Net outflows	529.3	510.5	480.8
LCR	115%	115%	116%
HQLA in excess of net outflows	$77.9	$77.9	$77.6

Note: The amounts are presented on an average basis.

As of December 31, 2025, Citigroup’s average LCR remained unchanged from the quarter ended September 30, 2025. The increase in average HQLA was offset by an increase in net outflows from unsecured and secured wholesale funding.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
The NSFR measures the availability of an institution’s stable funding against the required stable funding in accordance with U.S. NSFR rules. The ratio of available stable funding to required stable funding must be greater than 100%.
In general, an institution’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding is based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liability classes.
For the quarter ended December 31, 2025, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure for the quarterly periods ended December 31, 2025 and September 30, 2025, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-K).

Deposits
The table below details average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	4Q25	3Q25	4Q24
Services	$935	$893	$839
TTS	780	744	704
Securities Services	155	149	135
Markets	20	20	15
Banking	1	1	1
Wealth	319	315	315
USPB	88	90	86
All Other—Legacy Franchises	42	40	42
All Other—Corporate/Other	17	23	22
Total Citigroup deposits (AVG)	$1,422	$1,382	$1,320
Total Citigroup deposits (EOP)	$1,404	$1,384	$1,284

On an average basis, total deposits increased 8% year-over-year and 3% sequentially, both driven by corporate deposits. Year-over-year, average deposits for:

•Services increased 11%, driven by both TTS and Securities Services, reflecting growth in International and North America, largely driven by an increase in operational deposits.
•Wealth increased 1%, driven by client transfers from USPB and net new deposits, largely offset by outflows, including a shift from deposits to higher-yielding investments.
•USPB increased 2%, as net new deposits growth was primarily offset by the transfer of certain relationships and the associated deposits to Wealth.
•All Other decreased 8%, reflecting a decrease in corporate certificates of deposit in Corporate/Other, as continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS deposits to Other liabilities) were offset by growth in Legacy Franchises Mexico deposits (including the impact of Mexican peso appreciation).

The majority of Citi’s $1.4 trillion of end-of-period deposits are institutional (approximately $934 billion) and span approximately 90 countries. A large majority of these institutional deposits are within TTS, and of these, over 70% are from clients that use all three TTS integrated services: payments and collections, liquidity management and working capital solutions. In addition, approximately 80% of TTS deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with $413 billion of USPB and Wealth end-of-period deposits, which are diversified across the Private Bank, Citigold and Wealth at Work within Wealth, as well as Retail Banking within USPB.
As of year end, approximately 65% of Wealth’s U.S. Citigold clients have been with Citi for more than 10 years and approximately 38% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, USPB’s Retail Banking deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt (LTD)
LTD (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.
The following table presents Citi’s end-of-period total LTD outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
Non-bank(1)
Benchmark debt:
Senior debt	$117.5	$115.0	$107.4
Subordinated debt	28.7	28.7	28.7
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	116.7	116.4	103.3
Local country and other(3)	14.8	13.6	9.6
Total non-bank	$279.3	$275.3	$250.6
Bank
FHLB borrowings	$3.0	$6.0	$8.5
Securitizations(4)	5.2	6.7	5.1
Citibank benchmark senior debt	23.5	23.5	19.4
Customer-related debt(2)	2.7	2.8	1.2
Local country and other(3)	2.1	1.5	2.5
Total bank	$36.5	$40.5	$36.7
Total LTD	$315.8	$315.8	$287.3

Note: Amounts represent the current value of LTD on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)    Non-bank includes LTD issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2025, non-bank included $101.5 billion of LTD issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)    Primarily structured notes, which contain an embedded derivative component that adjusts each security’s risk-return profile. See Note 27 for the fair value component of these issuances.
(3)    Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(4)    Predominantly credit card securitizations, primarily backed by Branded Cards receivables.

For information about changes in Citi’s end-of-period long-term debt, see “Balance Sheet Overview” above.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its LTD pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During 2025, Citi redeemed or repurchased an aggregate of $63.3 billion of its outstanding LTD.

LTD Issuances and Maturities
The table below details Citi’s LTD issuances and maturities (including repurchases and redemptions) during the periods presented:

	2025		2024		2023
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$19.7	$25.1	$13.9	$11.7	$10.2	$—
Subordinated debt	5.8	5.2	1.0	4.9	1.3	3.2
Trust preferred	—	—	—	—	—	—
Customer-related debt	61.8	70.9	59.2	56.7	42.1	40.1
Local country and other	2.8	6.9	6.1	8.8	3.1	3.9
Total non-bank	$90.1	$108.1	$80.2	$82.1	$56.7	$47.2
Bank
FHLB borrowings	$6.5	$1.0	$7.0	$4.0	$4.3	$8.5
Securitizations	1.9	2.0	1.7	—	2.4	1.5
Citibank benchmark senior debt	2.5	6.5	2.7	12.0	—	7.5
Customer-related debt	1.1	2.6	0.5	0.2	0.2	0.1
Local country and other	1.2	1.8	0.9	0.8	1.4	1.0
Total bank	$13.2	$13.9	$12.8	$17.0	$8.3	$18.6
Total	$103.3	$122.0	$93.0	$99.1	$65.0	$65.8

The table below details Citi’s aggregate LTD maturities (including repurchases and redemptions) in 2025, as well as its aggregate remaining LTD maturities by year as of December 31, 2025:

	Maturities
In billions of dollars	2025	2026	2027	2028	2029	2030	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$19.7	$9.9	$7.6	$20.5	$7.9	$12.2	$59.4	$117.5
Subordinated debt	5.8	2.5	3.8	2.0	—	—	20.4	28.7
Trust preferred	—	—	—	—	—	—	1.6	1.6
Customer-related debt	61.8	18.5	14.5	12.7	9.4	10.1	51.5	116.7
Local country and other	2.8	4.0	2.2	0.8	1.2	1.3	5.3	14.8
Total non-bank	$90.1	$34.9	$28.1	$36.0	$18.5	$23.6	$138.2	$279.3
Bank
FHLB borrowings	$6.5	$3.0	$—	$—	$—	$—	$—	$3.0
Securitizations	1.9	0.8	—	—	0.8	2.2	1.4	5.2
Citibank benchmark senior debt	2.5	8.0	6.5	2.5	1.5	3.0	2.0	23.5
Customer-related debt	1.1	—	—	—	0.4	0.8	1.5	2.7
Local country and other	1.2	0.2	0.7	0.9	0.1	—	0.2	2.1
Total bank	$13.2	$12.0	$7.2	$3.4	$2.8	$6.0	$5.1	$36.5
Total LTD	$103.3	$46.9	$35.3	$39.4	$21.3	$29.6	$143.3	$315.8

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
Under Citi’s preferred “single point of entry” resolution plan strategy, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2025 resolution plan, which can be found on the FRB’s and FDIC’s websites) would remain operational outside of any resolution or insolvency proceedings. Citigroup’s resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured LTD holders.
In addition, in line with the FRB’s total loss-absorbing capacity (TLAC) rule, Citigroup’s shareholders and unsecured creditors—including its unsecured LTD holders—bear any losses resulting from Citigroup’s bankruptcy. Accordingly, any value realized by holders of its unsecured LTD may not be sufficient to repay the amounts owed to such debt holders in the event of a bankruptcy or other resolution proceeding of Citigroup.
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

As previously disclosed, in response to feedback received from the FRB and FDIC, Citigroup took the following actions:

•Citicorp LLC (Citicorp), an existing wholly owned subsidiary of Citigroup, was established as an intermediate holding company (an IHC) for certain of Citigroup’s operating material legal entities.
•Citigroup executed an inter-affiliate agreement with Citicorp, Citigroup’s operating material legal entities and certain other affiliated entities pursuant to which Citicorp is required to provide liquidity and capital support to Citigroup’s operating material legal entities in the event that Citigroup were to enter bankruptcy proceedings (Citi Support Agreement).
•pursuant to the Citi Support Agreement:

•Citigroup made an initial contribution of assets, including certain high-quality liquid assets and inter-affiliate loans (Contributable Assets), to Citicorp, and Citicorp became the business-as-usual funding vehicle for Citigroup’s operating material legal entities;
•Citigroup will be obligated to continue to transfer Contributable Assets to Citicorp over time, subject to certain amounts retained by Citigroup to, among other things, meet Citigroup’s near-term cash needs; and
•in the event of a Citigroup bankruptcy, Citigroup will be required to contribute most of its remaining assets to Citicorp.

•The obligations of both Citigroup and Citicorp under the Citi Support Agreement, as well as the Contributable Assets, are secured pursuant to a security agreement.

Total Loss-Absorbing Capacity (TLAC)
As a U.S. GSIB, Citi is required to maintain minimum levels of TLAC and eligible LTD, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure. The intended purpose of the requirements is to facilitate the orderly resolution of U.S. GSIBs under the U.S. Bankruptcy Code and Title II of the Dodd-Frank Act. For additional information, including Citi’s TLAC and LTD amounts and ratios, see “Capital Resources—Current Regulatory Capital Standards” above.

SECURED FUNDING TRANSACTIONS AND SHORT-TERM BORROWINGS
Citi supplements its primary sources of funding with short-term financings that generally include:

•secured funding transactions consisting of securities loaned or sold under agreements to repurchase, i.e., repos
•short-term borrowings consisting of commercial paper issuances and borrowings from the FHLB and other market participants

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
As of the quarter ended December 31, 2025, secured funding on an average basis was $385 billion. For information about changes in Citi’s end-of-period securities loaned and sold under agreements to repurchase, see “Balance Sheet Overview” above.
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

Short-Term Borrowings
See Note 19 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

CREDIT RATINGS
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below presents the ratings for Citigroup and Citibank as of December 31, 2025. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of December 31, 2025.

Ratings as of December 31, 2025

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2025, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from September 30, 2025, for Citigroup Inc., and $0.1 billion, unchanged from September 30, 2025, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of December 31, 2025, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from September 30, 2025. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper (ABCP) conduits, primarily in the form of asset purchase agreements. As of December 31, 2025, Citibank had liquidity commitments of approximately $10.0 billion to ABCP conduits (compared to $15.0 billion at December 31, 2024) (see Note 23).

In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could reduce borrowing through these conduits, which would result in a reduced amount of ABCP issuance.

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

As part of their ongoing activities, Citi’s businesses generate interest rate-sensitive positions from their client-facing products, such as loans and deposits. Interest rate risk is transferred via Citi’s funds transfer-pricing process to Treasury. Treasury uses various tools to manage the total interest rate risk position within the established risk appetite and target Citi’s desired risk profile, including its investment securities portfolio, company-issued debt and interest rate derivatives.
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
Citi’s IRE analysis primarily reflects the impacts from the following Banking Book assets and liabilities: loans, client deposits, Citi’s deposits with other banks, investment securities, LTD, any related interest rate hedges and the funds transfer pricing of positions in total trading and credit portfolio value at risk (VaR). It excludes impacts from any positions that are included in total trading and credit portfolio VaR.
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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(33)	$(252)	$(93)
All other currencies	1,402	1,529	1,068
Total net interest income	$1,369	$1,277	$975
As a percentage of average interest-earning assets	0.05%	0.05%	0.04%
Estimated initial negative impact to AOCI (after-tax)(2)	$(2,597)	$(2,381)	$(1,111)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario(3)	(19)	(18)	(13)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.
(3)Excludes the effect of changes in interest rates on AOCI related to cash flow hedges, as those changes are excluded from CET1 Capital.

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward and downward rate shock scenario as of December 31, 2025 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), reducing Citi’s IRE sensitivity. At current rate levels Citi assumes it will be unable to pass on a larger share of initial rate declines to depositors, increasing Citi’s IRE sensitivity to a 100 bps downward shock. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.

In a 100 bps upward rate shock scenario, Citi expects that the approximate $2.6 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 14 months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of December 31, 2025. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.

These scenarios include the following:

•a parallel shift involving changes to both short-term and long-term rates by an equal amount
•a steeper yield curve involving holding short-term rates constant and increasing long-term rates or holding long-term rates constant and decreasing short term rates
•a flatter yield curve involving increasing short-term rates and holding long-term rates constant or holding short-term rates constant and decreasing long-term rates

In millions of dollars, except as otherwise noted	Parallel shift(1)	Short-end flattener	Long-end steepener	Long-end flattener	Short-end steepener	Parallel shift	Parallel shift	Parallel shift
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(33)	$(176)	$217	$(145)	$(317)	$(509)	$(324)	$(1,113)
All other currencies(1)	1,402	1,187	217	(197)	(1,021)	(1,209)	2,779	(2,422)
Total	$1,369	$1,011	$434	$(342)	$(1,338)	$(1,718)	$2,455	$(3,535)
Estimated initial impact to AOCI (after-tax)(2)	$(2,597)	$(2,116)	$(524)	$142	$2,142	$2,290	$(5,349)	$4,043

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
(1)The “parallel shift” impact of $1,402 million consists of the following top five non-U.S. dollar currencies as of December 31, 2025 by absolute size: approximately $(0.4) billion from the euro, approximately $0.2 billion each from the British pound sterling and Swiss franc and $0.1 billion each from the Singapore dollar and Hong Kong dollar. The remaining balance is spread across more than 30 additional currencies.
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
As of December 31, 2025, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation of the euro, Mexican peso and Singapore dollar.
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

	For the quarter ended
In millions of dollars	Dec. 31, 2025	Sep. 30, 2025	Dec. 31, 2024
Change in FX spot rate(1)	0.3%	(0.1)%	6.1%
Change in TCE due to FX translation, net of hedges(2)	$2,107	$156	$(2,465)
As a percentage of TCE	1.2%	0.1%	(1.5)%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.
(2)    Includes $2,243 million related to the Banamex equity interest sale. See “Sale of 25% Equity Stake in Banamex” in Note 2.

Interest Income/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2025		2024		2023		Change 2025 vs. 2024		Change 2024 vs. 2023
Interest income(1)	$142,970		$143,807		$133,359		(1)%		8%
Interest expense(2)	83,072		89,618		78,358		(7)		14
Net interest income, taxable equivalent basis(1)	$59,898		$54,189		$55,001		11%		(1)%
Interest income—average rate(3)	5.89%		6.36%		5.97%		(47)	bps	39	bps
Interest expense—average rate	4.19		4.90		4.35		(71)	bps	55	bps
Net interest margin(3)(4)	2.47		2.40		2.46		7	bps	(6)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	3.81%		4.37%		4.58%		(56)	bps	(21)	bps
10-year U.S. Treasury note—average rate	4.29		4.21		3.96		8	bps	25	bps
10-year vs. two-year spread	48	bps	(16)	bps	(62)	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $106 million, $94 million and $101 million for 2025, 2024 and 2023, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)    The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)    Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

In millions of dollars	2025	2024	2023
Total Citi net interest income—taxable equivalent basis(1) per above	$59,898	$54,189	$55,001
Less:
Markets net interest income—taxable equivalent basis(1)	10,115	7,099	7,334
Total Citi non-Markets net interest income—taxable equivalent basis(1)	$49,783	$47,090	$47,667

(1)    Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the fourth quarter of 2025 was $15.7 billion, on both a reported and taxable equivalent basis, an increase of 14%, or $1.9 billion, from the prior-year period. The growth was due to a 53%, or $1.0 billion, increase in Markets net interest income and an 8%, or $0.9 billion, increase in non-Markets net interest income.
Citi’s Markets business is primarily evaluated on a total revenue basis. See “Markets” above for additional information.
The increase in non-Markets net interest income was largely driven by:

•higher average deposit balances and deposit spreads in Services and Wealth; and
•higher loan spreads and higher interest-earning balances in Branded Cards in USPB, as well as higher deposit spreads and average deposit balances in Retail Banking in USPB;
•partially offset by:

•lower interest-earning loan balances and spreads in Retail Services in USPB,
•lower mortgage spreads in Wealth, and
•a lower benefit from cash and securities reinvestment in All Other—Corporate/Other, driven by actions taken over the last few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment.

Citi’s net interest margin was 2.49% on a taxable equivalent basis in the fourth quarter of 2025, an increase of nine basis points from the prior quarter, largely driven by higher Markets net interest income and a favorable asset mix-shift in balances.

Citi’s net interest income for 2025 increased 11%, or $5.7 billion, to $59.8 billion ($59.9 billion on a taxable equivalent basis) versus 2024. The increase was driven by a 43%, or $3.0 billion, increase in Markets net interest income and a 6%, or $2.7 billion, increase in non-Markets net interest income.
The increase in non-Markets net interest income was largely driven by:

•higher average deposit balances and spreads in Services;
•higher loan spreads and interest-earning balances in Branded Cards, as well as higher deposit spreads in Retail Banking; and
•higher deposit spreads in Wealth;
•partially offset by:

•lower interest-earning loan balances and spreads in Retail Services,
•lower mortgage spreads and lower average deposit balances in Wealth, and
•a lower benefit from cash and securities reinvestment in All Other—Corporate/Other, driven by actions taken over the last few quarters to reduce Citi’s asset sensitivity in a declining interest rate environment.

In 2025, Citi’s net interest margin increased to 2.47% on a taxable equivalent basis, compared to 2.40% in 2024, driven by higher Markets net interest income and a favorable asset mix-shift due to higher interest-earning balances in cards, partially offset by the impact of FX translation.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Assets	Average balance			Interest income			% Average rate
In millions of dollars, except rates	2025	2024	2023	2025	2024	2023	2025	2024	2023
Deposits with banks(4)	$311,204	$263,236	$287,518	$12,669	$11,417	$11,238	4.07%	4.34%	3.91%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$188,943	$149,521	$171,307	$15,730	$13,492	$13,194	8.33%	9.02%	7.70%
In offices outside the U.S.(4)	175,933	194,417	189,548	11,232	15,681	13,693	6.38	8.07	7.22
Total	$364,876	$343,938	$360,855	$26,962	$29,173	$26,887	7.39%	8.48%	7.45%
Trading account assets(6)(7)
In U.S. offices	$278,378	$233,698	$187,318	$11,875	$11,103	$8,808	4.27%	4.75%	4.70%
In offices outside the U.S.(4)	219,442	162,227	144,684	8,922	6,473	5,652	4.07	3.99	3.91
Total	$497,820	$395,925	$332,002	$20,797	$17,576	$14,460	4.18%	4.44%	4.36%
Investments
In U.S. offices
Taxable	$241,967	$307,066	$335,975	$6,236	$7,952	$8,903	2.58%	2.59%	2.65%
Exempt from U.S. income tax	10,611	11,170	11,502	409	441	454	3.85	3.95	3.95
In offices outside the U.S.(4)	199,141	184,536	164,923	10,114	10,299	8,978	5.08	5.58	5.44
Total	$451,719	$502,772	$512,400	$16,759	$18,692	$18,335	3.71%	3.72%	3.58%
Consumer loans(8)
In U.S. offices	$317,149	$309,668	$293,476	$33,313	$32,684	$30,127	10.50%	10.55%	10.27%
In offices outside the U.S.(4)	76,557	75,215	78,420	6,487	6,858	6,737	8.47	9.12	8.59
Total	$393,706	$384,883	$371,896	$39,800	$39,542	$36,864	10.11%	10.27%	9.91%
Corporate loans(8)
In U.S. offices	$153,040	$137,047	$136,065	$8,967	$8,944	$7,561	5.86%	6.53%	5.56%
In offices outside the U.S.(4)	169,416	161,294	153,111	11,779	13,682	13,507	6.95	8.48	8.82
Total	$322,456	$298,341	$289,176	$20,746	$22,626	$21,068	6.43%	7.58%	7.29%
Total loans(8)
In U.S. offices	$470,189	$446,715	$429,541	$42,280	$41,628	$37,688	8.99%	9.32%	8.77%
In offices outside the U.S.(4)	245,973	236,509	231,531	18,266	20,540	20,244	7.43	8.68	8.74
Total	$716,162	$683,224	$661,072	$60,546	$62,168	$57,932	8.45%	9.10%	8.76%
Other interest-earning assets(9)	$84,970	$73,418	$81,431	$5,237	$4,781	$4,507	6.16%	6.51%	5.53%
Total interest-earning assets	$2,426,751	$2,262,513	$2,235,278	$142,970	$143,807	$133,359	5.89%	6.36%	5.97%
Non-interest-earning assets(6)	$217,318	$205,918	$206,955
Total assets	$2,644,069	$2,468,431	$2,442,233

(1)Interest income and Net interest income include TEGU of $106 million, $94 million and $101 million for 2025, 2024 and 2023, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Liabilities	Average balance			Interest expense			% Average rate
In millions of dollars, except rates	2025	2024	2023	2025	2024	2023	2025	2024	2023
Deposits
In U.S. offices(4)	$585,511	$570,048	$594,588	$19,670	$22,720	$20,602	3.36%	3.99%	3.46%
In offices outside the U.S.(5)	574,835	546,583	536,749	15,296	17,606	15,698	2.66	3.22	2.92
Total	$1,160,346	$1,116,631	$1,131,337	$34,966	$40,326	$36,300	3.01%	3.61%	3.21%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$280,330	$237,486	$168,319	$19,624	$18,130	$13,152	7.00%	7.63%	7.81%
In offices outside the U.S.(5)	114,699	88,272	93,962	8,027	9,754	8,287	7.00	11.05	8.82
Total	$395,029	$325,758	$262,281	$27,651	$27,884	$21,439	7.00%	8.56%	8.17%
Trading account liabilities(7)(8)
In U.S. offices	$40,239	$39,926	$47,394	$1,668	$1,858	$1,806	4.15%	4.65%	3.81%
In offices outside the U.S.(5)	61,499	58,892	71,476	1,345	1,492	1,621	2.19	2.53	2.27
Total	$101,738	$98,818	$118,870	$3,013	$3,350	$3,427	2.96%	3.39%	2.88%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$95,114	$81,533	$90,000	$6,326	$6,568	$6,661	6.65%	8.06%	7.40%
In offices outside the U.S.(5)	48,236	33,751	36,061	1,040	1,135	777	2.16	3.36	2.15
Total	$143,350	$115,284	$126,061	$7,366	$7,703	$7,438	5.14%	6.68%	5.90%
Long-term debt(10)
In U.S. offices	$181,235	$170,556	$161,650	$9,909	$10,181	$9,544	5.47%	5.97%	5.90%
In offices outside the U.S.(5)	1,768	2,228	2,524	167	174	210	9.45	7.81	8.32
Total	$183,003	$172,784	$164,174	$10,076	$10,355	$9,754	5.51%	5.99%	5.94%
Total interest-bearing liabilities	$1,983,466	$1,829,275	$1,802,723	$83,072	$89,618	$78,358	4.19%	4.90%	4.35%
Non-interest-bearing deposits(11)	$202,705	$200,319	$202,736
Other non-interest-bearing liabilities(7)	244,505	230,757	228,887
Total liabilities	$2,430,676	$2,260,351	$2,234,346
Citigroup stockholders’ equity	$212,421	$207,292	$207,207
Noncontrolling interests	972	788	680
Total equity	$213,393	$208,080	$207,887
Total liabilities and stockholders’ equity	$2,644,069	$2,468,431	$2,442,233
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,404,674	$1,303,259	$1,314,455	$30,588	$24,520	$27,222	2.18%	1.88%	2.07%
In offices outside the U.S.(6)	1,022,077	959,254	920,823	29,310	29,669	27,779	2.87	3.09	3.02
Total	$2,426,751	$2,262,513	$2,235,278	$59,898	$54,189	$55,001	2.47%	2.40%	2.46%

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
(11)Includes non-interest-bearing deposits in both the U.S. and outside of the U.S.
(12)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2025 vs. 2024			2024 vs. 2023
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits with banks(3)	$1,985	$(733)	$1,252	$(994)	$1,173	$179
Securities borrowed and purchased under agreements to resell
In U.S. offices	$3,344	$(1,106)	$2,238	$(1,800)	$2,098	$298
In offices outside the U.S.(3)	(1,394)	(3,055)	(4,449)	359	1,629	1,988
Total	$1,950	$(4,161)	$(2,211)	$(1,441)	$3,727	$2,286
Trading account assets(4)
In U.S. offices	$1,981	$(1,209)	$772	$2,203	$92	$2,295
In offices outside the U.S.(3)	2,324	125	2,449	698	123	821
Total	$4,305	$(1,084)	$3,221	$2,901	$215	$3,116
Investments(1)
In U.S. offices	$(1,727)	$(21)	$(1,748)	$(774)	$(190)	$(964)
In offices outside the U.S.(3)	781	(966)	(185)	1,090	231	1,321
Total	$(946)	$(987)	$(1,933)	$316	$41	$357
Consumer loans (net of unearned income)(5)
In U.S. offices	$786	$(157)	$629	$1,693	$864	$2,557
In offices outside the U.S.(3)	121	(492)	(371)	(282)	403	121
Total	$907	$(649)	$258	$1,411	$1,267	$2,678
Corporate loans (net of unearned income)(5)
In U.S. offices	$987	$(964)	$23	$55	$1,328	$1,383
In offices outside the U.S.(3)	662	(2,565)	(1,903)	706	(531)	175
Total	$1,649	$(3,529)	$(1,880)	$761	$797	$1,558
Loans (net of unearned income)(5)
In U.S. offices	$1,773	$(1,121)	$652	$1,748	$2,192	$3,940
In offices outside the U.S.(3)	783	(3,057)	(2,274)	424	(128)	296
Total	$2,556	$(4,178)	$(1,622)	$2,172	$2,064	$4,236
Other interest-earning assets(6)	$722	$(266)	$456	$(472)	$746	$274
Total interest income	$10,572	$(11,409)	$(837)	$2,482	$7,966	$10,448

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	2025 vs. 2024			2024 vs. 2023
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average balance	Average rate	Net change	Average balance	Average rate	Net change
Deposits
In U.S. offices	$602	$(3,652)	$(3,050)	$(878)	$2,996	$2,118
In offices outside the U.S.(3)	874	(3,184)	(2,310)	292	1,616	1,908
Total	$1,476	$(6,836)	$(5,360)	$(586)	$4,612	$4,026
Securities loaned and sold under agreements to repurchase
In U.S. offices	$3,085	$(1,591)	$1,494	$5,287	$(309)	$4,978
In offices outside the U.S.(3)	2,439	(4,166)	(1,727)	(526)	1,993	1,467
Total	$5,524	$(5,757)	$(233)	$4,761	$1,684	$6,445
Trading account liabilities(4)
In U.S. offices	$14	$(204)	$(190)	$(311)	$363	$52
In offices outside the U.S.(3)	64	(211)	(147)	(305)	176	(129)
Total	$78	$(415)	$(337)	$(616)	$539	$(77)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$1,001	$(1,243)	$(242)	$(655)	$562	$(93)
In offices outside the U.S.(3)	392	(487)	(95)	(53)	411	358
Total	$1,393	$(1,730)	$(337)	$(708)	$973	$265
Long-term debt
In U.S. offices	$615	$(887)	$(272)	$531	$106	$637
In offices outside the U.S.(3)	(40)	33	(7)	(24)	(12)	(36)
Total	$575	$(854)	$(279)	$507	$94	$601
Total interest expense	$9,046	$(15,592)	$(6,546)	$3,358	$7,902	$11,260
Net interest income	$1,525	$4,184	$5,709	$(876)	$64	$(812)

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
(5)Includes Brokerage payables.

MARKET RISK OF TRADING PORTFOLIOS
Trading portfolios include the following:

•positions resulting from market-making activities
•hedges of certain available-for-sale (AFS) debt securities
•the CVA relating to derivative counterparties and all associated hedges
•fair value option loans
•hedges of the loan portfolio within capital markets origination

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
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As presented in the chart below, Citi achieved positive trading-related revenue for 98.9% of the trading days in 2025.

Daily Trading-Related Revenue (Loss)(1)—12 Months Ended December 31, 2025
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

Citi uses the VaR model to create views of risk for internal purposes (Risk Management VaR), which may differ from the Regulatory VaR definition (described in “VaR Model Review and Validation” below) used for regulatory capital requirements. “Trading VaR” includes positions that are measured at fair value or mark-to-market and does not include investment securities classified as AFS, HTM or other accrual positions. See Note14 for information on these securities. “Trading and Credit VaR” additionally includes mark-to-market positions associated with non-trading business units plus the CVA relating to derivative counterparties, all associated CVA hedges and market-sensitive FVA hedges.
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. The Monte Carlo simulation involves approximately 550,000 market factors, making use of approximately 480,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. As of December 31, 2025, Citi estimates that the conservative features of the VaR calibration contribute an approximate 14% add-on to what would be a VaR estimated under the assumption of normally distributed markets.
As presented in the table below, Citi’s average trading VaR decreased $6 million from 2024 to 2025 due to inventory changes and volatility updates. Citi’s average trading and credit portfolio VaR decreased $7 million, in line with the decline in average trading VaR.

Total Citi—Year-end and Average Trading VaR and Trading and Credit Portfolio VaR

In millions of dollars	December 31, 2025	2025 Average	December 31, 2024	2024 Average
Interest rate	$95	$96	$96	$95
Credit spread	68	74	77	67
Covariance adjustment(1)	(52)	(60)	(49)	(52)
Fully diversified interest rate and credit spread(2)	$111	$110	$124	$110
Foreign exchange	65	57	56	54
Equity	31	24	29	31
Commodity	42	33	25	22
Covariance adjustment(1)	(128)	(105)	(108)	(92)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$121	$119	$126	$125
Specific risk-only component(3)	$(4)	$(2)	$11	$(3)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$125	$121	$115	$128
Incremental impact of the credit portfolio(4)	$2	$7	$4	$8
Total trading and credit portfolio VaR	$123	$126	$130	$133

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

The table below provides the range of market factor VaRs associated with total Citi trading VaR, inclusive of specific risk:

	2025		2024
In millions of dollars	Low	High	Low	High
Interest rate	$76	$118	$62	$132
Credit spread	57	94	55	83
Fully diversified interest rate and credit spread	$87	$133	$77	$145
Foreign exchange	34	94	31	111
Equity	13	51	13	84
Commodity	19	79	14	32
Total trading	$100	$141	$82	$185
Total trading and credit portfolio	101	152	91	196

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR only for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

Markets VaR

In millions of dollars	December 31, 2025
Total—all market risk factors, including general and specific risk
Average—during year	$115
High—during year	141
Low—during year	94

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
Citi uses the same independently validated VaR model for both Regulatory VaR and Risk Management VaR and, as such, the model review and validation process for both purposes is as described above.
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

Regulatory VaR Back-Testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VaR model. Regulatory VaR back-testing is the process in which the daily one-day VaR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (i.e., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Clean buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss and changes in reserves.
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

The following graph presents the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VaR during 2025.
During 2025, no back-testing exceptions were observed at the Citigroup level.

The difference between the 67.6% of days with buy-and-hold gains for Regulatory VaR back-testing and the 98.9% of days with trading, net interest and other revenue associated with Citi’s trading businesses, presented in the histogram of daily trading-related revenue, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VaR and Risk Management VaR.

Regulatory Trading VaR and Associated Buy-and-Hold Profit and Loss(1)—12 Months Ended December 31, 2025
In millions of dollars

One Day 99% Regulatory VaR and Associated Buy-and-Hold Profit and Loss
100M
75M
50M
25M
0M
-25M
-50M
-75M
-100M
-125M
Jan-06-25
Jan-14-25
Jan-22-25
Jan-30-25
Feb-07-25
Feb-17-25
Feb-25-25
Mar-05-25
Mar-13-25
Mar-21-25
Mar-31-25
Apr-08-25
Apr-16-25
Apr-24-25
May-02-25
May-12-25
May-20-25
May-28-25
Jun-05-25
Jun-13-25
Jun-23-25
Jul-01-25
Jul-09-25
Jul-17-25
Jul-25-25
Aug-04-25
Aug-12-25
Aug-20-25
Aug-28-25
Sep-05-25
Sep-15-25
Sep-23-25
Oct-01-25
Oct-09-25
Oct-17-25
Oct-27-25
Nov-04-25
Nov-12-25
Nov-20-25
Nov-28-25
Dec-08-25
Dec-16-25
Dec-24-25
Regulatory Buy-and-Hold P&L
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

Stress Testing
Citi uses a comprehensive Enterprise Stress Testing framework in its risk management, capital adequacy assessment and strategic planning processes to assess the potential impact of various adverse economic and financial market events on the Company’s financial condition. The results of these tests are a critical input for evaluating Citi’s risk profile and capital adequacy, and for informing the Company’s risk appetite and strategic business decisions.
Citi’s market risk stress testing program includes routine stress loss assessments, as well as ad-hoc analyses of emerging risks and market events. The scenarios used within this framework are designed to be severe and relevant to Citi’s trading portfolios and vulnerabilities, and include a combination of historical market crises and hypothetical events. These scenarios are applied to the portfolios to calculate the potential profit and loss impact under stressed conditions. The outputs of the stress tests are reviewed by senior management and relevant risk committees. The results directly inform risk management actions, including the setting and monitoring of the Company’s risk limits, the approval process for certain transactions and ongoing capital and strategic planning. This ensures that the insights gained from stress testing are actively used to manage risk and maintain financial resilience.

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
Citi’s Operational Risk Management group has established a global Operational Risk Management Framework with policies and practices for identification, measurement, monitoring, controlling and reporting operational risks and the overall operating effectiveness of the internal control environment. As part of this framework, Citi has defined its operational risk appetite and established the minimum requirements of the Manager’s Control Assessment (MCA) process managed by the first line of defense for self-identification of significant operational risks, assessment of the performance of key controls and mitigation of residual risk above acceptable levels.
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
Citi has a governance structure for the oversight of operational risk exposures through Business Risk and Controls Committees (BRCCs), which are focused at the group, business or function level. BRCCs provide channels to inform and escalate to senior management about operational risk exposures, control issues and operational risk events, and allow them to take and document decisions around the mitigation, remediation or acceptance of operational risk exposures.
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
Information about businesses’ key operational risks, historical operational risk losses and the control environment is reported by each major business segment and functional area at relevant governance forums. Citi’s operational risk profile and related information is summarized and reported to senior management, as well as to the Audit and Risk Committees of Citigroup’s Board of Directors by the Head of Operational Risk Management.
Operational risk is measured through Operational Risk Capital and Operational Risk Regulatory Capital for the Advanced Approaches under Basel III. Projected operational risk losses under stress scenarios are estimated as a required part of the FRB’s CCAR process.
For additional information on Citi’s operational risks, see “Risk Factors—Operational Risks” above.

Cybersecurity Risk

Overview
Cybersecurity risk is the operational risk associated with the threat posed by a cyberattack, cyber breach or the failure to protect Citi’s most vital business information assets or operations, resulting in a financial or reputational loss (see the operational processes and systems and cybersecurity risk factors in “Risk Factors—Operational Risks” above). With an evolving threat landscape, ever-increasing sophistication of threat actor tactics, techniques and procedures, ongoing and emerging geopolitical conflicts, and the availability of new technologies, including those enabled by artificial intelligence and machine learning capabilities, to conduct financial transactions, Citi and its clients, customers and third parties (and fourth parties, etc.) continue to be at risk from cyberattacks and information security incidents. Citi leverages a threat-focused, industry-standard-aligned, defense-in-depth strategy that ensures that multiple controls work in tandem against various threats to increase the likelihood that malicious activity will be prevented, detected and mitigated.
Citi has a mature and comprehensive cybersecurity threat identification and management program that relies on an industry-aligned, risk-based, defense-in-depth approach, including an internal cybersecurity intelligence center, participation in industry and government information-sharing programs, vulnerability assessment and scanning tools, intrusion detection and prevention systems, security incident and event management systems, defensive architecture, penetration testing, adversary emulation exercises, data management (including classification, encryption, and identity and access management), multi-factor authentication requirements and other logical, physical and technical controls designed to prevent, deter, mitigate and respond to cybersecurity threats.
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
Citi’s Chief Information Security Organization, which is led by Citi’s Head of Foundational Services and Chief Information Security Officer (CISO), serves as the first line of defense. This office provides frontline business, operational and technical controls and capabilities to (i) protect against cybersecurity risks, and (ii) respond to cyber incidents, including data breaches. Citi manages cybersecurity threats through its state-of-the-art fusion centers, which serve as central commands for monitoring and coordinating responses to cyber threats.
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
Citi recognizes the risks associated with outsourcing services to, sharing data with, and/or technologically interacting with third parties. Citi has built a robust third-party information security risk management program that governs third-party engagements from selection, to the establishment of legal agreements that govern the relationship, to ongoing monitoring through the duration of the relationship. Third-party risk management includes reliance on contractual requirements around, among other things, data and cybersecurity, vulnerability assessments, third-party information security assessments performed at intervals determined by risk level, governance to manage end-of-life and end-of-vendor-support risks, and third-party incident response protocols.

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
Citi’s Head of Foundational Services and CISO, who reports directly to Citi’s Head of Technology and Business Enablement, has primary responsibility to assess and manage Citi’s material risks from cybersecurity threats. Citi’s CISO has decades of experience in managing cybersecurity risks from prior financial services industry and government roles. The CISO is supported by a team of subject matter experts in security operations, network architecture, cyber and information security governance and cybersecurity operations. Citi employs approximately 3,400 individuals to manage its cybersecurity program.
Citi’s Chief Technology Officer (CTO) and Head of Emerging Technology and Strategic Partnerships, who also reports to Citi’s Chief Technology Officer, has primary responsibility for technology policy, innovation enablement and strategy. Citi’s CTO has held senior roles at Citi in technology, including engineering and architecture since 2012, and previously worked in equity linked technology in the financial services industry.
Multiple management committees and functions also support Citi’s cyber and information security management.
The Chief Information Officer Committee (CIOC), which consists of, among others, the Head of Technology and Business Enablement, Citi’s Chief Information Officers (who report to the Head of Technology and Business Enablement), the CISO, and the Head of TCCORO (who reports both to Citi’s Head of Operational Risk within the Risk organization and its Head of Global Functions Compliance within the Global Legal and Compliance organization), serves as an escalation forum for items requiring the attention of technology senior management, including approval of policies, and reports items requiring further escalation to the Technology Committee of the Board of Directors, as appropriate.
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
Citi’s Information Technology Policy Council provides a centralized review to oversee consistency in the formation of information technology policies and standards. This council maintains oversight of policy document requirements to ensure that information technology policy documents meet Citi’s objectives as established internally and are in line with laws and regulations as identified and communicated by ICRM.
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
For additional information on the Board’s oversight of cybersecurity risk management, see Citi’s upcoming 2026 Annual Meeting Proxy Statement to be filed with the SEC in April 2026.

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

Citi carries out its objectives and fulfills its responsibilities through the CRM Framework, which is composed of the following integrated key activities, to holistically manage compliance risk:
•management of Citi’s compliance with laws, rules and regulations by identifying and analyzing changes, assessing the impact and implementing appropriate policies, processes and controls
•developing and providing compliance training to ensure employees are aware of and understand the key laws, rules and regulations
•monitoring the Compliance Risk Appetite, which is articulated through qualitative compliance risk statements describing Citi’s appetite for certain types of risk and quantitative measures to monitor the Company’s compliance risk exposure
•executing Compliance Risk Assessments, the results of which inform Compliance Risk Monitoring and testing of compliance risks and controls in assessing conformance with laws, rules, regulations and internal policies
•issue identification, escalation and remediation to drive accountability, including measurement and reporting of compliance risk metrics against established thresholds in support of the CRM Policy and Compliance Risk Appetite

To anticipate, control and mitigate compliance risk, Citi has established the CRM Policy to achieve standardization and centralization of methodologies and processes, and to enable more consistent and comprehensive execution of compliance risk management.
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
In this context, external factors affecting Citi’s operating environment are the economic environment, geopolitical/political landscape, industry/competitive landscape, environmental, customer/client behavior, regulatory/legislative environment and trends related to investors/shareholders. Material strategic risks that Citi is monitoring include the impacts of adverse changes in inflation and interest rates in the U.S., as well as macroeconomic uncertainties driven by weak global growth, tariffs, geopolitical issues and changing regulatory requirements. AI has added competitive pressure while productivity assumptions tied to AI-driven operation model changes may materialize more slowly than expected or require additional unforeseen upfront investment. In addition to external factors affecting Citi’s operating environment, Citi also monitors risks related to the execution of its strategy, with heightened focus on delivering the transformation of its risk and control environment pursuant to the 2020 FRB and OCC Consent Orders.
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

Climate Risk
Climate change presents both immediate and long-term risks to Citi, with the risks expected to increase over time. Climate risk can arise from both physical risks and transition risks.
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
Citi continues to enhance its methodologies for quantifying how climate risks could impact the individual credit profiles of its clients across various sectors. Citi has developed and embedded climate risk assessments in its credit underwriting process for certain sectors that have been identified as higher climate risk. Such climate risk assessments are designed to incorporate publicly available client disclosures and data from third-party providers and facilitate conversations with clients on their most material climate risks and management plans for adaptation and mitigation. These assessments help Citi to better understand its clients’ businesses and climate-related risks, and support their financial needs.
Furthermore, Citi conducts internal scenario analysis to measure and assess potential financial risks from climate change across a range of scenarios. Citi also continues to engage with regulators on climate risk developments.
Citi reviews factors related to climate risk associated with financed projects and clients in certain sectors under its Environmental and Social Risk Management (ESRM) Policy. Citi’s ESRM Policy describes sector approaches to certain high-carbon sectors, including thermal coal mining and power.
For additional information about sustainability at Citi, see “Sustainability” above.

OTHER RISKS

Country Risk
Country risk is the risk of loss from economic, financial, political, legal or social conditions in the various countries and jurisdictions that Citi is exposed to. Country risk may impair the value of Citi’s franchise within a country or jurisdiction or adversely affect Citi’s ability to enforce the obligations of its obligors. Citi is exposed to country risk through its business activities such as lending, payments, investing and market-making activities, whether cross-border or locally funded, and including activities with corporations, governments and other institutions in a country or jurisdiction.
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

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of December 31, 2025. (Citi’s combined top 25 exposures by country together with the U.S. represent 93% of Citi’s exposure to all countries as of December 31, 2025.)
Citi’s top 25 exposures by country may change from period to period due to a variety of factors, including client activity, market flows, FX fluctuations and Citi’s liquidity management activities.
For purposes of the table, amounts are reflected based on the country of risk of the obligor. Additionally, the table does not include cumulative currency translation adjustment (CTA) gains and losses.

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

In billions of dollars	Services, Markets, Banking and Wealth loans	Legacy Franchises loans	Other funded(1)	Unfunded(2)	Net MTM on derivatives/repos(3)	Total hedges (on loans and CVA)	Investment securities(4)	Trading account assets(5)	Total as of 4Q25	Total as of 4Q24	Total as a % of Citi as of 4Q25
Mexico	$9.1	$30.0	$0.4	$9.6	$6.7	$(1.2)	$23.5	$2.7	$80.8	$69.4	4.4%
United Kingdom	23.7	—	1.3	25.7	12.7	(4.7)	7.9	6.5	73.1	75.6	4.0
Singapore	20.8	—	0.2	5.4	1.8	(0.8)	9.2	1.0	37.6	34.4	2.0
Hong Kong	22.3	—	0.1	2.0	1.2	(0.4)	11.3	0.1	36.6	36.2	2.0
India	12.4	—	0.4	3.5	1.3	(0.3)	9.3	3.1	29.7	27.7	1.6
Brazil	14.4	—	0.2	2.2	4.9	(0.9)	6.5	1.9	29.2	25.9	1.6
Germany	3.8	—	—	13.7	5.3	(4.3)	6.1	3.3	27.9	19.9	1.5
South Korea	8.6	2.5	—	1.6	0.8	(0.5)	5.8	4.6	23.4	22.7	1.3
Canada	5.1	—	0.1	7.5	1.9	(1.3)	3.6	5.6	22.5	21.1	1.2
Luxembourg	9.6	—	0.4	6.7	1.0	(0.7)	3.5	0.1	20.6	16.0	1.1
Poland	4.3	1.7	—	3.4	0.4	(0.1)	7.8	2.7	20.2	16.4	1.1
France	3.7	—	0.1	12.5	4.3	(5.1)	2.0	2.3	19.8	26.1	1.1
China	5.6	—	0.4	1.9	1.9	(0.7)	11.9	(1.3)	19.7	19.0	1.1
Australia	8.6	—	—	6.0	1.4	(1.2)	1.7	2.3	18.8	16.7	1.0
Japan	2.1	—	—	3.6	3.4	(1.0)	6.6	3.3	18.0	12.2	1.0
Ireland	9.5	—	—	7.4	1.0	(0.7)	—	0.5	17.7	9.9	1.0
United Arab Emirates	7.3	—	0.1	3.2	1.0	(0.3)	6.1	(0.1)	17.3	14.1	0.9
Netherlands	4.9	—	0.8	10.6	1.9	(2.0)	1.3	(1.6)	15.9	15.0	0.9
Cayman Islands	4.9	—	0.2	4.6	1.4	(0.1)	—	0.6	11.6	7.3	0.6
Switzerland	3.9	—	0.1	7.5	2.4	(2.0)	—	(2.1)	9.8	9.5	0.5
Spain	2.9	—	—	3.4	0.8	(1.2)	—	1.9	7.8	6.2	0.4
Belgium	0.4	0.1	—	1.9	0.1	(0.5)	5.7	0.1	7.8	5.5	0.4
Virgin Islands (British)	5.8	—	0.1	0.3	0.3	—	—	—	6.5	3.6	0.4
Sweden	1.4	—	—	3.5	1.3	(0.6)	—	0.8	6.4	4.7	0.3
Malaysia	1.3	—	0.1	0.9	0.1	—	3.8	0.2	6.4	5.2	0.3
Total as a % of Citi’s total exposure											31.7%
Total as a % of Citi’s non-U.S. total exposure											81.6%

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
(4)    Investment securities include AFS debt securities, recorded at fair market value, and HTM debt securities, recorded at amortized cost.
(5)    Trading account assets are represented on a net basis and include issuer risk on both long and short debt and equity securities and derivative exposure.

Russia

Sale of AO Citibank

Financial Impacts in 2025
On December 29, 2025, Citi’s Board of Directors approved a plan to sell AO Citibank, which conducted Citi’s remaining operations in Russia. As a result of this approval:

•Citi reported its remaining businesses in Russia as held-for-sale (HFS) as of the fourth quarter of 2025.
•The HFS accounting treatment resulted in a pretax loss on sale for the fourth quarter of 2025 of approximately $1.2 billion ($1.1 billion after-tax), recognized as a reduction in Other revenue through a valuation allowance. See the “Loss on Sale by Segment and All Other” table below.
•The loss on sale consisted of:
•approximately $1.6 billion related to the currency translation adjustment (CTA) losses that will also remain in Accumulated other comprehensive income (AOCI) until closing;
•partially offset by:
•an approximate $0.2 billion of expected benefit from the 2026 derecognition of its fully reserved investment, and
•an approximate $0.2 billion of expected proceeds of the 2026 sale.

Loss on Sale by Segment and All Other

					All Other
In millions of dollars	Total Citi	Services	Markets	Banking	Legacy Franchises	Corporate/Other
Detailed NIR impact	$(1,173)	$356	$19	$40	$(1,556)	$(32)
Income tax benefit	50	—	—	—	50	—
Net income impact	$(1,123)	$356	$19	$40	$(1,506)	$(32)

Financial Impacts in 2026
On February 18, 2026, Citi signed and closed the sale of AO Citibank to Renaissance Capital (RenCap):

•At the close of the sale, Citi’s direct Russia-related exposures were fully extinguished. Citi’s clients’ Russia-related exposures ($12.5 billion as of December 31, 2025) were assumed by RenCap. Of this $12.5 billion, approximately $1.5 billion is owed to Citi by RenCap based on the December 31, 2025 amounts. These amounts, in turn, are owed by Citi to its clients and are subject to further changes based on corporate dividends received by RenCap and owed to Citi. Citi’s clients’ exposures consist of corporate dividends that cannot be remitted due to restrictions imposed by the Russian government.
•The divestiture of the remaining business operations is expected to provide an estimated benefit to Citi’s CET1 capital in the first quarter of 2026 of approximately $4.0 billion, primarily driven by the deconsolidation of associated risk-weighted assets, a reduction in disallowed DTAs and the release of associated CTA loss. While a benefit in the first quarter of 2026, the cumulative impact of the $1.6 billion CTA loss is regulatory capital neutral to Citi.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its Services, Markets and Banking businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 215 people in Ukraine and their safety is Citi’s top priority. All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. As of December 31, 2025, Citi had $1.9 billion of direct exposures related to Ukraine (compared to $1.7 billion at September 30, 2025).

Argentina
Citi operates in Argentina through its Services, Markets and Banking businesses. As of December 31, 2025, Citi’s net investment in its Argentine operations, inclusive of associated reserves, was approximately $1.3 billion (compared to $1.4 billion at September 30, 2025). Citi uses the U.S. dollar (USD) as the functional currency for its operations in countries such as Argentina that are deemed highly inflationary in accordance with GAAP. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso (ARS)–denominated assets into USD, with the impact of exchange rate fluctuations recorded directly in earnings. As of December 31, 2025, the official ARS exchange rate was 1455, which devalued by 5.4% against the USD during the fourth quarter of 2025.
The Central Bank of Argentina (BCRA) has generally maintained certain capital and currency controls that have broadly restricted Citi’s ability to access USD in Argentina and remit earnings from its Argentine operations.
During the second quarter of 2025, Citi subscribed to approximately $340 million of par value of the latest series of certain USD-denominated bonds (BOPREALs) issued by the BCRA, which provided a mechanism for Argentine companies to pay dividends by selling the bonds and remitting the proceeds. Citi completed the sale of the BOPREALs during
2025 and remitted the total proceeds of approximately $262
million from its Argentine operations, thereby reducing its net investment in the country.

Of the $1.3 billion net investment in Argentina as of December 31, 2025, Citi’s net ARS exposure (net of the associated reserves) was approximately $0.9 billion (compared to $0.8 billion at September 30, 2025). As of December 31, 2025, Citi hedged approximately $0.4 billion of its ARS exposure through offshore hedges and was unable to hedge its remaining exposure, due to illiquidity in the offshore derivatives market. Given the historical capital and currency controls, certain indirect foreign exchange mechanisms continue to exist that some Argentine entities may use to obtain USD, often at rates higher than the official exchange rate. Citibank Argentina is generally precluded from accessing these alternative mechanisms, and under U.S. GAAP, these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into USD. If Argentina’s official exchange rate further converges with the approximate rate implied by the indirect foreign exchange mechanisms, Citi could incur additional translation losses on its net investment in Argentina.
To the extent that Citi is unable to hedge its ARS exposure in the future, Citi may incur additional translation losses on its net investment in Argentina.
For additional information on Citi’s emerging markets risks, including those related to its Argentina exposures, see “Risk Factors—Other Risks” above.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and records mark-to-market adjustments for relevant market risks associated with its Argentine assets. Citi believes it has established an appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of December 31, 2025. For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors—Strategic Risks” above.

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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 1 (“Fair Value” and “Fair Value Hedges”), 6, 26 and 27.

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of December 31, 2025 and 2024, as well as builds and releases during 2025. For information on the drivers of Citi’s ACL net build in the fourth quarter of 2025, see below. See Note 1 for additional information on Citi’s accounting policy on accounting for credit losses under Topic 326.

	ACL
In millions of dollars	Balance Dec. 31, 2024	Build (release)					2025 FX/Other	Balance Dec. 31, 2025	ACLL/EOP loans Dec. 31, 2025
		1Q25	2Q25	3Q25	4Q25	2025
Services	$264	$24	$53	$(4)	$(18)	$55	$8	$327
Markets	1,030	48	53	(44)	(73)	(16)	13	1,027
Banking	1,167	78	137	38	136	389	22	1,578
Legacy Franchises corporate (Mexico SBMM and AFG)(1)	95	4	16	(12)	6	14	12	121
Total corporate ACLL	$2,556	$154	$259	$(22)	$51	$442	$55	$3,053	0.91%
U.S. cards(2)(3)	$13,560	$(169)	$(12)	$44	$(102)	$(239)	$3	$13,324	7.67%
Installment loans(3)	425	(5)	7	11	(15)	(2)	(1)	422
Retail Banking(3)	144	3	(1)	9	4	15	—	159
Total USPB	$14,129	$(171)	$(6)	$64	$(113)	$(226)	$2	$13,905
Wealth	529	61	(64)	(25)	2	(26)	7	510
All Other consumer—managed basis(4)	1,360	69	54	28	69	220	199	1,779
Reconciling Items(4)	—	(11)	—	—	1	(10)	10	—
Total consumer ACLL	$16,018	$(52)	$(16)	$67	$(41)	$(42)	$218	$16,194	3.96%
Total ACLL	$18,574	$102	$243	$45	$10	$400	$273	$19,247	2.58%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,601	$108	$(19)	$100	$13	$202	$30	$1,833
Total ACLL and ACLUC	$20,175	$210	$224	$145	$23	$602	$303	$21,080
Other(5)	2,002	34	388	74	(17)	479	(2,188)	293
Total ACL	$22,177	$244	$612	$219	$6	$1,081	$(1,885)	$21,373
(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG), as well as other Legacy Holdings Assets corporate loans.
(2)    As of December 31, 2025, in USPB, Branded Cards ACLL/EOP loans was 6.3% and Retail Services ACLL/EOP loans was 10.8%.
(3)    See footnote 4 in “U.S. Personal Banking” above for the description of a change in reporting.
(4)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the ongoing divestiture of Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(5)    Includes ACL on Other assets, primarily related to transfer risk associated with exposures outside the U.S. and Held-to-maturity debt securities. As of December 31, 2025, the reduction in the Other ACL was driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026), partially offset by ACL builds and changes in FX during the year. See “Sale of AO Citibank” in Note 2.

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

Quantitative Component
Citi estimates expected credit losses for its quantitative component using the following:

•its comprehensive internal data on loss and default history
•internal credit risk ratings
•external credit bureau and rating agencies information
•R&S forecasts of macroeconomic conditions

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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of risks that are not fully captured in the quantitative component are the following:

•potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to a potential global recession, inflation, interest rates and commodity prices
•transfer risk associated with exposures outside the U.S.

As of the fourth quarter of 2025, Citi’s qualitative component of the ACL decreased quarter-over-quarter, driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026).

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

The tables below present the forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the fourth quarter of 2024 to the fourth quarter of 2025:

	Quarterly average
U.S. unemployment	1Q26	3Q26	1Q27	8-quarter average(1)
Forecast at 4Q24	4.1%	4.1%	4.1%	4.2%
Forecast at 1Q25	4.3	4.3	4.2	4.3
Forecast at 2Q25	4.7	4.7	4.4	4.6
Forecast at 3Q25	4.6	4.6	4.3	4.4
Forecast at 4Q25	4.5	4.5	4.4	4.5
(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2025	2026	2027
Forecast at 4Q24	2.2%	2.1%	2.2%
Forecast at 1Q25	2.0	1.9	2.0
Forecast at 2Q25	1.4	1.4	2.0
Forecast at 3Q25	1.7	1.5	2.0
Forecast at 4Q25	2.0	1.9	2.0

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.5% in the second quarter of 2027. The weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.2%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2026 of 1.8%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.

Citi’s ACL is sensitive to the various macroeconomic scenarios that drive the quantitative component of expected credit losses. Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions. To demonstrate this sensitivity, if Citi applied 100% weight to the downside scenario as of December 31, 2025 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $5.0 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of December 31, 2025.

4Q25 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the fourth quarter of 2025 was $21.4 billion, a decrease of $2.4 billion from September 30, 2025, driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026). Citi believes its analysis of the ACL reflects the forward view of the economic environment as of December 31, 2025. See Notes 2 (“Sale of AO Citibank”) and 16 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards (Branded Cards and Retail Services) in USPB. Citi’s total consumer ACLL net release was less than $0.1 billion in the fourth quarter of 2025 compared to the prior quarter, driven by changes in credit quality including seasonal improvement, offset by higher volume and changes in the macroeconomic outlook. This resulted in a December 31, 2025 ACLL balance of $16.2 billion, or 3.96% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 7.67% at December 31, 2025, compared to 8.01% at September 30, 2025. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.22% at December 31, 2025, compared to 1.20% at September 30, 2025.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL net build of $0.1 billion in the fourth quarter of 2025 compared to the prior quarter, driven by changes in credit quality in Banking, largely offset by a refinement of loss assumptions for certain portfolios in Spread Products in Markets. This resulted in a December 31, 2025 ACLL balance of $3.1 billion, or 0.91% of total funded corporate loans.

ACLUC
Citi’s ACLUC balance, included in Other liabilities, was $1.8 billion at December 31, 2025, unchanged from September 30, 2025.

ACL on Other Financial Assets
Citi had an ACL release of less than $0.1 billion on other financial assets carried at amortized cost for the fourth quarter of 2025 compared to the prior quarter. The Other ACL reserve balance decreased by $2.5 billion to $0.3 billion at December 31, 2025 from September 30, 2025, driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026). See Notes 2 (“Sale of AO Citibank”) and 16 for additional information.

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

See Notes 1 (“Allowance for Credit Losses (ACL)”) and 16 for further descriptions of the ACL and related accounts.

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
During the third quarter of 2025, Citi performed an interim goodwill impairment test, in connection with the agreed-upon bid received for Banamex. The test resulted in an impairment of $726 million ($714 million after-tax) to the Mexico Consumer/SBMM reporting unit within All Other—Legacy Franchises. The remaining goodwill within All Other—Legacy Franchises is attributable to the Mexico Consumer/SBMM reporting unit, which was not deemed to be impaired. No other events or circumstances were identified to indicate that the fair values of Citi’s other reporting units were more-likely-than-not reduced below their respective carrying amounts, and no further impairment was recognized as of September 30, 2025.

During the fourth quarter of 2025, Citi performed its annual goodwill impairment test, which resulted in no further impairment to any of Citi’s reporting units’ goodwill. No additional triggering events were identified and no goodwill was impaired during the fourth quarter of 2025. For each of the Company’s reporting units, except for the Mexico Consumer/SBMM reporting unit, the fair value exceeded carrying value by at least 10%.
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
Citi estimates fair value of the reporting units based on a balanced weighting of fair values estimated using both an income approach and a market approach, which are intended to reflect Company performance and expectations as well as external market conditions. The income approach employs a capital asset pricing model in estimating the discount rate and utilized discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections. The market approach utilizes observable market data from comparable publicly traded companies, such as price-to-earnings or price- to-tangible book value ratios, to estimate a reporting unit’s fair value. Management uses judgment in the selection of comparable companies and includes those with the most similar business activities.
Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The aggregate fair value of Citi’s reporting units exceeded Citi’s market capitalization as of October 1, 2025. In evaluating this comparison, the factors contributing to the differences include the following:

•control premiums
•execution risk present at the Citigroup level, but not at the reporting unit level
•market volatility and other factors that do not directly affect the value of individual reporting units
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, as well as deterioration in economic or market conditions, as well as circumstances related to Citi’s strategic refresh, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Notes 1 (“Goodwill”) and 17 for additional information on goodwill, including the changes in the goodwill balance year-over-year and the segments’ and All Other’s goodwill balances as of December 31, 2025.

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
Citi is taxed on income generated by its U.S. operations at a federal tax rate of 21%. Citi’s income from U.S. operations is also taxed by U.S. state and local governments at an average marginal rate of approximately 3%.
Citi’s non-U.S. branches and subsidiaries are subject to tax at their local tax rates. Non-U.S. branches also continue to be subject to U.S. taxation. The impact of this on Citi’s earnings depends on the level of branch pretax income, the local branch tax rate, and allocations of overall domestic loss (ODL) and expenses for U.S. tax purposes to branch earnings. Citi expects no residual U.S. tax on such earnings. With respect to non-U.S. subsidiaries, dividends from these subsidiaries will be excluded from U.S. taxation. While the majority of Citi’s non-U.S. subsidiary earnings are classified as global intangible low-taxed income (GILTI), Citi’s non-U.S. subsidiaries’ local tax rates exceed, on average, the effective 13.125% GILTI tax rate. As a result, Citi expects to owe limited residual U.S. tax on non-U.S. subsidiary earnings, resulting entirely from the allocation of expenses for U.S. tax purposes to such earnings (which is no longer required starting in 2026—see discussion of OBBBA below).
The OECD Pillar 2 framework, first published in 2021, contemplates a 15% global minimum tax with respect to earnings in each country. The majority of EU member states and many other non-U.S. countries have adopted the OECD Pillar 2 rules. Under these rules, Citi will be required to pay a “top-up” tax to the extent that Citi’s effective tax rate in any given country is below 15%. In 2024, countries that adopted the OECD Pillar 2 rules were able to collect the top-up tax only with respect to earnings of entities in their jurisdiction or subsidiaries of such entities. In 2025, all countries that adopted the OECD Pillar 2 rules were able to collect a share of the top-up tax owed with respect to any member of the Pillar 2 multinational group. In early 2026, the OECD announced an agreement recognizing that the U.S. tax system will exist “side by side” with the Pillar 2 framework, and subsidiaries and branches of U.S. multinationals will only be subject to the top-up tax in countries that have adopted the OECD Pillar 2 rules (effectively returning to the 2024 approach). This agreement has not yet been fully implemented in all of the relevant countries. While Citi does not currently expect the OECD Pillar 2 rules to have a material impact on its earnings, many aspects of the application of the rules and their implementation remain uncertain and the scope and applicability of the rules are still evolving. Citi is closely monitoring developments relating to the Pillar 2 rules to determine their potential impact.
On July 4, 2025, the U.S. fiscal year 2025 budget reconciliation legislation (commonly known as the One Big Beautiful Bill Act (OBBBA)) was signed into law, containing a number of tax law changes, most of which are effective starting in 2026. The OBBBA removed the requirement to allocate expenses to non-U.S. subsidiary earnings, which is expected to eliminate Citi’s residual U.S. tax on these earnings. The Act also limited deductibility of corporate charitable contributions that do not exceed 1% of total taxable income, which is expected to make all of Citi’s charitable giving non-deductible. Finally, the OBBBA made prospective changes to the transferability of certain clean energy tax credits, which may impact Citi’s investments in these credits going forward. The OBBBA’s effect on Citi’s state tax rate is dependent upon how and when the individual states that have not yet addressed the federal tax law changes choose to conform to the various new provisions of the U.S. Internal Revenue Code.

Deferred Tax Assets and Valuation Allowances (VA)
At December 31, 2025, Citi had net DTAs of $29.5 billion. In the fourth quarter of 2025, Citi’s DTAs decreased by $0.0 billion, primarily due to improvement in U.S. pretax earnings offset by an increase in withholding/other taxes related to Citi’s geographical footprint. On a full-year basis, Citi’s DTAs decreased by $0.3 billion from $29.8 billion at December 31, 2024.

Of Citi’s total net DTAs of $29.5 billion as of December 31, 2025, $13.1 billion, primarily related to tax carry-forwards, was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are also deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter and year ended December 31, 2025, Citi had $3.1 billion of disallowed temporary difference DTAs (included in the $13.1 billion above). The remaining $16.4 billion of net DTAs as of December 31, 2025 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.
Citi’s total VA at December 31, 2025 was $5.0 billion, an increase of $0.7 billion from $4.3 billion at December 31, 2024. The increase was primarily driven by the reduction of U.S. residual DTL related to its non-U.S. branches, partially offset by the reduction in prior-year FTCs in the branch basket. Citi’s VA of $5.0 billion is composed of $2.3 billion on its FTC branch basket carry-forwards, $1.6 billion on its U.S. residual DTA related to its non-U.S. branches, $0.6 billion on federal and state DTA related to business exits, $0.4 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards.
As stated above with regard to the impact of non-U.S. branches on Citi’s earnings, the level of branch pretax income, the local branch tax rate and the allocations of ODL and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. Additional ODL was created in 2025 due to domestic losses.
Recognized FTC carry-forwards in the general basket comprised approximately $0.3 billion of Citi’s DTAs as of December 31, 2025, compared to approximately $0.7 billion as of December 31, 2024. The decrease in FTCs year-over-year was primarily due to current-year usage. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi had an ODL of approximately $10.3 billion at December 31, 2025, which allows Citi to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 10 for a description of the ODL.)
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
Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $29.5 billion at December 31, 2025 is more-likely-than-not, based on management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its VAs into consideration.

See Note 10 for additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2025 (including the FTCs and applicable expiration dates of the FTCs). For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above and Note 10.

Accounting Changes
See “Accounting Changes” in Note 1 for a discussion of changes in accounting standards.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Citi’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Citi’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Citi’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Citi’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that Citi’s receipts and expenditures are made only in accordance with authorizations of Citi’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citi’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2025.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” “Citi’s Multiyear Transformation” and each business’s discussion and analysis of its results of operations and (ii) the factors described under “Risk Factors” above.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the fair value of certain Level 3 assets and liabilities measured on a recurring basis
As described in Notes 1 and 26 to the consolidated financial statements, the Company’s assets and liabilities recorded at fair value on a recurring basis were $1,015,148 million, net and $524,227 million, net, respectively, at December 31, 2025. The Company estimated the fair value of Level 3 assets and liabilities measured on a recurring basis ($10,529 million and $35,172 million, respectively, at December 31, 2025) utilizing various valuation techniques with one or more significant inputs or significant value drivers being unobservable including, but not limited to, complex internal valuation models, alternative pricing procedures or comparables analysis and discounted cash flows.
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
•evaluation that significant model assumptions reflected those which a market participant would use to determine an exit price in the current market environment
•mathematical accuracy and appropriateness of valuation models used to value the financial instruments and
•relevant information used within the Company’s models for fair value determination.
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

Assessment of the allowance for credit losses collectively evaluated for impairment
As described in Notes 1 and 16 to the consolidated financial statements, the Company’s total allowance for credit losses on loans, leases and unfunded lending commitments was $21,080 million as of December 31, 2025, which includes the allowance related to loans and unfunded lending commitments collectively evaluated for impairment (the Collective ACLL). The expected credit losses for the quantitative component of the Collective ACLL is the product of multiplying the probability of default (PD), loss given default (LGD), and exposure at default (EAD), which are determined utilizing models, for consumer and corporate loans. The PD, LGD, and EAD assumptions are determined based on three macroeconomic scenarios (base, downside and upside) multiplied by their respective scenario weights. The macroeconomic scenario weights are estimated based on a statistical model, which takes into consideration both internal and external forecasted macroeconomic variables over a reasonable and supportable period, after which mean reversion reflecting historical loss experience is used for the remaining life of the loan to estimate expected credit losses. The qualitative component considers, among other things, certain portfolio characteristics and idiosyncratic events. For consumer U.S. credit cards, the Company utilizes the payment rate approach to determine the payments needed to pay off the end-of-period balance in the estimation of the EAD. This approach incorporates payment rate curves and is used to estimate EAD. Reserves for unconditionally cancelable accounts are based on the expected life of the balance as of the evaluation date and do not include undrawn commitments that are unconditionally cancelable. In addition, the models for the delinquency-managed portfolios take into account leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, and costs to sell. The models for classifiably managed portfolios consider the credit quality as measured by risk ratings and economic factors.

We identified the assessment of the Collective ACLL, specifically the quantitative component for certain consumer U.S. credit cards, which applies delinquency-managed models, and corporate loan portfolios, which applies the classifiably managed model, and the qualitative component for the corporate portfolios as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the various components of the Collective ACLL methodology, including the methods and models used to estimate the PD, LGD, and EAD and certain significant assumptions for the Company’s quantitative and qualitative components. The significant assumptions for consumer U.S. credit card loans encompass expected life as well as the reasonable and supportable forecasts for significant macroeconomic variables. The significant macroeconomic variables include U.S. unemployment (UER) and U.S. housing prices (HPI), which are utilized by the models. The significant assumptions for corporate loans encompass risk ratings, credit conversion factor for unfunded lending commitments, and reasonable and supportable forecast for significant macroeconomic variables. The significant macroeconomic variables include U.S. real gross domestic product (GDP) and UER, which are utilized by the model. The significant assumptions for the qualitative component for corporate loan portfolios include potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties including those related to a potential global recession, inflation, interest rates, and commodity prices. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective ACLL estimate, including controls over the:

•approval of the Collective ACLL methodologies, including the PD, LGD, and EAD
•determination of the significant assumptions used to estimate the quantitative and certain qualitative components of the Collective ACLL
•performance monitoring of the PD, LGD, and EAD models.

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
February 20, 2026

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME     Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2025	2024	2023
Revenues(1)
Interest income	$142,864	$143,713	$133,258
Interest expense	83,072	89,618	78,358
Net interest income	$59,792	$54,095	$54,900
Commissions and fees(1)	$11,169	$10,236	$8,509
Principal transactions(2)	10,235	11,109	8,281
Administration and other fiduciary fees	4,414	4,134	3,781
Realized gains on sales of investments, net	471	328	188
Net impairment losses on investments recognized in earnings	(352)	(430)	(327)
Other revenue(2)	$(504)	$1,250	$2,734
Total non-interest revenues	$25,433	$26,627	$23,166
Total revenues, net of interest expense(1)	$85,225	$80,722	$78,066
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$9,497	$9,726	$7,786
Provision (release) for credit losses on HTM debt securities	12	50	(24)
Provision for credit losses on other assets	467	362	1,762
Policyholder benefits and claims	87	90	87
Provision (release) for credit losses on unfunded lending commitments	202	(119)	(425)
Total provisions for credit losses and for benefits and claims	$10,265	$10,109	$9,186
Operating expenses(1)
Compensation and benefits	$29,639	$28,542	$29,232
Technology/communication	9,423	9,035	9,106
Transactional and product servicing(3)	4,575	4,438	3,980
Premises and equipment	2,477	2,438	2,508
Professional services	2,073	2,016	2,078
Advertising and marketing	1,097	1,113	1,393
Restructuring	(14)	259	781
Other operating(1)(3)	5,862	5,726	6,892
Total operating expenses	$55,132	$53,567	$55,970
Income from continuing operations before income taxes	$19,828	$17,046	$12,910
Provision for income taxes	5,373	4,211	3,528
Income from continuing operations	$14,455	$12,835	$9,382
Discontinued operations
Income (loss) from discontinued operations	$(3)	$(2)	$(1)
Benefit for income taxes	—	—	—
Income (loss) from discontinued operations, net of taxes	$(3)	$(2)	$(1)
Net income before attribution to noncontrolling interests	$14,452	$12,833	$9,381
Noncontrolling interests	146	151	153
Citigroup’s net income	$14,306	$12,682	$9,228
Basic earnings per share(4)
Income from continuing operations	$7.11	$6.03	$4.07
Income from discontinued operations, net of taxes	—	—	—
Net income	$7.11	$6.03	$4.07
Statement continues on the next page.

Weighted-average common shares outstanding (in millions)	1,832.0	1,901.4	1,930.1
Diluted earnings per share(4)
Income from continuing operations	$6.99	$5.95	$4.04
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income	$6.99	$5.94	$4.04
Adjusted weighted-average diluted common shares outstanding (in millions)	1,873.1	1,940.1	1,955.8

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
(4)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2025	2024	2023
Citigroup’s net income	$14,306	$12,682	$9,228
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities(1)	$1,631	$907	$2,254
Debt valuation adjustment (DVA)	(1,022)	(412)	(1,551)
Cash flow hedges	230	1,186	1,116
Benefit plans liability adjustment(1)	(91)	423	(295)
Currency translation adjustment (CTA), net of hedges(1)	2,788	(5,162)	752
Excluded component of fair value hedges(1)	17	(12)	(48)
Long-duration insurance contracts(1)	(11)	18	7
Citigroup’s total other comprehensive income (loss)	$3,542	$(3,052)	$2,235
Citigroup’s total comprehensive income	$17,848	$9,630	$11,463
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$125	$(61)	$84
Add: Net income (loss) attributable to noncontrolling interests	146	151	153
Total comprehensive income	$18,119	$9,720	$11,700

(1)    The changes below are exclusive of the impacts of the Banamex equity interest sale. See the Consolidated Statement of Changes in Stockholders’ Equity and Note 21.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2025	2024
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,717	$22,782
Deposits with banks, net of allowance	325,862	253,750
Securities borrowed and purchased under agreements to resell (including $206,110 and $140,855 as of December 31, 2025 and 2024, respectively, at fair value), net of allowance	356,195	274,062
Brokerage receivables, net of allowance	62,679	50,841
Trading account assets (including $228,816 and $193,291 pledged to creditors as of December 31, 2025 and 2024, respectively)	537,139	442,747
Investments:
Available-for-sale debt securities (including $4,931 and $5,389 pledged to creditors as of December 31, 2025 and 2024, respectively)	246,720	226,876
Held-to-maturity debt securities, net of allowance (fair value of which is $179,520 and $224,410 as of December 31, 2025 and 2024, respectively) (includes $70 and $0 pledged to creditors as of December 31, 2025 and 2024, respectively)	189,831	242,382
Equity securities (including $921 and $578 as of December 31, 2025 and 2024, respectively, at fair value)	7,678	7,399
Total investments	$444,229	$476,657
Loans:
Consumer (including $51 and $281 as of December 31, 2025 and 2024, respectively, at fair value)	408,533	393,102
Corporate (including $6,804 and $7,759 as of December 31, 2025 and 2024, respectively, at fair value)	343,697	301,386
Loans, net of unearned income	$752,230	$694,488
Allowance for credit losses on loans (ACLL)	(19,247)	(18,574)
Total loans, net	$732,983	$675,914
Goodwill	19,098	19,300
Intangible assets (including MSRs of $759 and $760 as of December 31, 2025 and 2024, respectively)	4,284	4,494
Premises and equipment, net of depreciation and amortization	33,339	30,192
Other assets (including $15,840 and $13,703 as of December 31, 2025 and 2024, respectively, at fair value), net of allowance	117,677	102,206
Total assets	$2,657,202	$2,352,945

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and par value per share amounts	2025	2024
Liabilities
Deposits (including $4,222 and $3,608 as of December 31, 2025 and 2024, respectively, at fair value)	$1,403,573	$1,284,458
Securities loaned and sold under agreements to repurchase (including $199,422 and $49,154 as of December 31, 2025 and 2024, respectively, at fair value)	348,098	254,755
Brokerage payables (including $5,492 and $5,207 as of December 31, 2025 and 2024, respectively, at fair value)	74,836	66,601
Trading account liabilities	162,798	133,846
Short-term borrowings (including $21,567 and $12,484 as of December 31, 2025 and 2024, respectively, at fair value)	51,878	48,505
Long-term debt (including $130,726 and $112,719 as of December 31, 2025 and 2024, respectively, at fair value)	315,827	287,300
Other liabilities, plus allowances	86,370	68,114
Total liabilities	$2,443,380	$2,143,579
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of December 31, 2025—802,000 and as of December 31, 2024—714,000, at aggregate liquidation value	$20,050	$17,850
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of December 31, 2025 —3,099,752,593 and as of December 31, 2024—3,099,719,006	31	31
Additional paid-in capital	108,452	109,117
Retained earnings	215,128	206,294
Treasury stock, at cost: December 31, 2025—1,352,205,592 shares and December 31, 2024—1,222,647,540 shares	(89,473)	(76,842)
Accumulated other comprehensive income (loss) (AOCI)	(41,897)	(47,852)
Total Citigroup stockholders’ equity	$212,291	$208,598
Noncontrolling interests	1,531	768
Total equity	$213,822	$209,366
Total liabilities and equity	$2,657,202	$2,352,945

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars	2025	2024	2023	2025	2024	2023
Preferred stock at aggregate liquidation value
Balance, beginning of year	$17,850	$17,600	$18,995	714	704	760
Issuance of new preferred stock	7,200	5,300	2,750	288	212	110
Redemption of preferred stock	(5,000)	(5,050)	(4,145)	(200)	(202)	(166)
Balance, end of year	$20,050	$17,850	$17,600	802	714	704
Common stock and additional paid-in capital (APIC)
Balance, beginning of year	$109,148	$108,986	$108,489	3,099,719	3,099,692	3,099,669
Employee benefit plans	54	189	452	34	27	23
Net decrease due to Banamex equity interest sale	(724)	—	—	—	—	—
Other	5	(27)	45	—	—	—
Balance, end of year	$108,483	$109,148	$108,986	3,099,753	3,099,719	3,099,692
Retained earnings
Balance, beginning of year	$206,294	$198,905	$194,734
Adjustments to opening balance, net of taxes(1)
Financial instruments—TDRs and vintage disclosures	—	—	290
Adjusted balance, beginning of year	$206,294	$198,905	$195,024
Citigroup’s net income	14,306	12,682	9,228
Common dividends(2)	(4,340)	(4,218)	(4,076)
Preferred dividends	(1,114)	(1,054)	(1,198)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(18)	(21)	(73)
Balance, end of year	$215,128	$206,294	$198,905
Treasury stock, at cost
Balance, beginning of year	$(76,842)	$(75,238)	$(73,967)	(1,222,648)	(1,196,578)	(1,162,683)
Employee benefit plans(3)	740	896	729	14,529	13,184	10,276
Treasury stock acquired	(13,250)	(2,500)	(2,000)	(144,087)	(39,254)	(44,171)
Excise tax on share repurchases(4)	(121)	—	—	—	—	—
Balance, end of year	$(89,473)	$(76,842)	$(75,238)	(1,352,206)	(1,222,648)	(1,196,578)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(47,852)	$(44,800)	$(47,062)
Adjustment to opening balance, net of taxes(1)	—	—	27
Adjusted balance, beginning of year	$(47,852)	$(44,800)	$(47,035)
Citigroup’s total other comprehensive income (loss)	3,542	(3,052)	2,235
Net increase due to Banamex equity interest sale	2,413	—	—
Balance, end of year	$(41,897)	$(47,852)	$(44,800)
Total Citigroup common stockholders’ equity	$192,241	$190,748	$187,853	1,747,547	1,877,071	1,903,114
Total Citigroup stockholders’ equity	$212,291	$208,598	$205,453
Noncontrolling interests
Balance, beginning of year	$768	$798	$649
Transactions between Citigroup and the noncontrolling interests	(10)	(26)	(14)
Net income attributable to noncontrolling interests	146	151	153
Distributions paid to noncontrolling interests	(136)	(94)	(82)
Other comprehensive income (loss) attributable to noncontrolling interests	125	(61)	84
Net increase due to Banamex equity interest sale	620	—	—
Other	18	—	8
Net change in noncontrolling interests	$763	$(30)	$149
Balance, end of year	$1,531	$768	$798
Total equity	$213,822	$209,366	$206,251

(1)    See “Accounting Changes” in Note 1.
(2)    Common dividends declared were $0.56 per share for each of 1Q25 and 2Q25, and $0.60 per share for each of 3Q25 and 4Q25; $0.53 per share for each of 1Q24 and 2Q24, and $0.56 for each of 3Q24 and 4Q24; and $0.51 per share for each of 1Q23 and 2Q23, and $0.53 for each of 3Q23 and 4Q23.
(3)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(4)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2025	2024	2023
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$14,452	$12,833	$9,381
Net income attributable to noncontrolling interests	146	151	153
Citigroup’s net income	$14,306	$12,682	$9,228
Income (loss) from discontinued operations, net of taxes	(3)	(2)	(1)
Income from continuing operations—excluding noncontrolling interests	$14,309	$12,684	$9,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	1,354	—	(1,462)
Depreciation and amortization	4,373	4,311	4,560
Deferred income taxes	452	(1,896)	(2,416)
Provisions for credit losses and for benefits and claims	10,265	10,109	9,186
Realized gains from sales of investments	(471)	(328)	(188)
Impairment losses on investments and other assets	341	431	323
Goodwill impairment	726	—	—
Change in trading account assets	(94,563)	(31,174)	(77,838)
Change in trading account liabilities	28,952	(21,499)	(15,302)
Change in brokerage receivables net of brokerage payables	(3,603)	6,136	(5,402)
Change in loans held-for-sale (HFS)	(1,872)	(776)	1,929
Change in other assets	(12,923)	(4,026)	(6,361)
Change in other liabilities(2)	(863)	(7,692)	3,587
Other, net	(14,109)	14,051	6,739
Total adjustments	$(81,941)	$(32,353)	$(82,645)
Net cash provided by (used in) operating activities of continuing operations	$(67,632)	$(19,669)	$(73,416)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(82,133)	$71,638	$19,701
Change in loans	(76,038)	(20,455)	(44,525)
Purchase of portfolio of consumer loans	—	(700)	—
Proceeds from sales and securitizations of loans	5,460	5,316	4,801
Net payment due to transfer of net liabilities associated with divestitures(1)	—	—	(1,393)
Available-for-sale (AFS) debt securities
Purchases of investments	(276,238)	(250,932)	(235,139)
Proceeds from sales of investments	89,237	57,526	41,886
Proceeds from maturities of investments	183,143	216,386	200,437
Held-to-maturity (HTM) debt securities
Purchases of investments	(5,283)	(16,492)	(1,373)
Proceeds from maturities of investments	57,861	27,729	12,838
Capital expenditures on premises and equipment and capitalized software	(6,520)	(6,500)	(6,583)
Proceeds from sales of premises and equipment and repossessed assets	62	222	56
Other, net	2,167	2,512	835
Net cash provided by (used in) investing activities of continuing operations	$(108,282)	$86,250	$(8,459)

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2025	2024	2023
Cash flows from financing activities of continuing operations
Dividends paid	$(5,372)	$(5,199)	$(5,212)
Issuance of preferred stock	7,186	5,282	2,739
Redemption of preferred stock	(5,000)	(5,050)	(4,145)
Treasury stock acquired(3)	(13,250)	(2,474)	(1,977)
Proceeds from divestitures(4)	1,878	—	—
Stock tendered for payment of withholding taxes	(780)	(454)	(329)
Change in securities loaned and sold under agreements to repurchase	93,343	(23,352)	75,663
Issuance of long-term debt	122,029	99,075	65,819
Payments and redemptions of long-term debt	(103,321)	(92,957)	(64,959)
Change in deposits	137,945	(24,223)	(57,273)
Change in short-term borrowings	3,373	11,048	(9,639)
Net cash provided by (used in) financing activities of continuing operations	$238,031	$(38,304)	$687
Effect of exchange rate changes on cash, due from banks and deposits with banks	$10,930	$(12,677)	$95
Change in cash, due from banks and deposits with banks	73,047	15,600	(81,093)
Cash, due from banks and deposits with banks at beginning of year	276,532	260,932	342,025
Cash, due from banks and deposits with banks at end of year	$349,579	$276,532	$260,932
Cash and due from banks (including segregated cash and other deposits)	$23,717	$22,782	$27,342
Deposits with banks, net of allowance	325,862	253,750	233,590
Cash, due from banks and deposits with banks at end of year	$349,579	$276,532	$260,932
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for interest	$80,983	$88,027	$72,989
Non-cash investing activities(1)(5)(6)
Transfer of investment securities from HTM to AFS	$—	$—	$3,324
Decrease in net loans associated with divestitures reclassified to HFS	1,680	—	—
Transfers to loans HFS (Other assets) from loans HFI	4,938	5,535	7,866
Transfers from loans HFS (Other assets) to loans HFI	—	—	322
Non-cash financing activities(1)(6)
Decrease in deposits associated with divestitures reclassified to HFS	$18,830	$—	$—

(1)    See “Significant Disposals” in Note 2.
(2)    Includes balances related to the FDIC special assessment ($(238) million, $203 million and $1,706 million for 2025, 2024 and 2023, respectively) and restructuring charges (see Note 9).
(3)    Balances based on transaction date.
(4)    Relates to the Banamex equity interest sale. See “Sale of 25% Equity Stake in Banamex” in Note 2.
(5)    In January 2023, Citi adopted ASU 2022-01. Upon adoption, Citi transferred $3.3 billion of mortgage-backed securities from HTM classification to AFS classification as allowed under the ASU. At the time of transfer, the securities were in an unrealized gain position of $0.1 billion, which was recorded in AOCI upon transfer.
(6)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 29 for more information and balances as of December 31, 2025 and 2024.

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

Citibank
Citibank, N.A. (Citibank) is a commercial bank and indirect wholly owned subsidiary of Citigroup. Citibank’s principal offerings include the following:

•investment banking
•commercial banking
•cash management
•trade finance and e-commerce
•private banking products and services
•consumer finance, credit cards and mortgage lending
•retail banking products and services

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of a sponsoring company. Citi’s principal uses of SPEs include securitizing certain of Citi’s financial assets, assisting clients in their securitizations of financial assets, creating investment products for clients, obtaining liquidity and optimizing capital efficiency through the transfer of financial assets to SPEs that issue beneficial interests.
The holders of beneficial interests issued by an SPE usually only have recourse to the assets in the SPE, but SPEs may also be subject to other credit enhancements provided for the benefit of the beneficial interest holders, such as collateral accounts, lines of credit or liquidity facilities (e.g., a liquidity put option or asset purchase agreement). Such enhancements generally allow the beneficial interests issued by an SPE to receive a more favorable credit rating than the transferor could obtain for its own debt issuances, which results in lower financing costs. SPEs may be organized in various legal forms, including trusts, partnerships or corporations, and commonly qualify as variable interest entities.

Variable Interest Entities
An entity is a variable interest entity (VIE) if it meets any of the criteria outlined in Accounting Standards Codification (ASC) Topic 810, Consolidation, which are:

•the entity does not have sufficient equity to permit the entity to finance its activities without additional subordinated financial support;
•the entity’s at-risk equity investors, as a group, lack the characteristics of a controlling financial interest; or
•the entity is structured with non-substantive voting rights.

Variable interests are arrangements that absorb the variability generated by a VIE and include (but are not limited to) debt or equity interests, guarantees or liquidity arrangements, certain fee arrangements and certain derivative contracts. A holder of a variable interest that represents a controlling financial interest is deemed to be the primary beneficiary and must consolidate the VIE.
A controlling financial interest provides the holder with the power to direct the activities that most significantly impact the VIE’s economic performance and has the potential to absorb losses or receive benefits that could potentially be significant to the VIE, without consideration of probability.
The Company generally does not consider the following arrangements to be variable interests:

•Acting as a derivative counterparty (e.g., interest rate swap, cross-currency swap or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE)
•Acting as underwriter or placement agent
•Providing administrative, trustee or other services
•Making a market in debt securities or other instruments issued by VIEs

VIEs are monitored on an ongoing basis to assess if any changes in facts or circumstances may indicate that the entity’s VIE status should be reassessed or whether there may be a change in the party that is the primary beneficiary.
Entities deemed not to be VIEs are evaluated for consolidation under other subtopics of ASC 810. See Note 23 for additional information.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale:

•the assets must be legally isolated from the Company, even in bankruptcy or other receivership;
•the purchaser must have the right to pledge or sell the assets transferred (or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset backed financing activities through the issuance of beneficial interests and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell or pledge their beneficial interests); and
•the Company may not have an option or obligation to reacquire the transferred assets.

If these requirements are met, the transferred assets are derecognized from the Company’s Consolidated Balance Sheet. If the conditions are not met, the referenced assets are not derecognized from the Company’s Consolidated Balance Sheet and the sale proceeds are recognized as a secured borrowing liability. For complex transactions or where the Company has continuing involvement with the transferred assets, a legal true sale opinion is commonly obtained to support the first criterion above. See Note 23 for further discussion.

Securitizations
In a securitization, financial assets are transferred to an SPE that is generally a VIE. The entity issues beneficial interests that may be in the form of debt and equity instruments, certificates, commercial paper or other forms of indebtedness. Funds received from the sale of the beneficial interests allow the transferor of the assets to monetize all (or a portion) of the transferred assets before the cash would have been realized in the normal course of business. The beneficial interests are recorded as liabilities on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the transferor.
Beneficial interests issued by a non-consolidated SPE may be retained and recorded on Citi’s Consolidated Balance Sheet in the form of interest-only strips, senior or subordinated tranches, spread accounts, servicing rights or other participating interests. Where Citi consolidates a securitization entity, such as the SPEs employed to securitize credit card receivables, the Company’s Consolidated Balance Sheet continues to reflect the transferred financial assets and related secured borrowing liabilities and does not reflect any beneficial interests in those assets.
Substantially all of the consumer loans securitized by Citigroup through non-consolidated SPEs are U.S. prime residential mortgage loans. Retained interests in non-consolidated mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Intangible assets on Citigroup’s Consolidated Balance Sheet.

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign exchange rates. Equity accounts are translated at the historical exchange rate. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted-average exchange rates. The effects of those translation adjustments are reported in cumulative translation adjustment (CTA) within Accumulated other comprehensive income (loss) (AOCI), a component of stockholders’ equity, net of any related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign entity, at which point such amounts are reclassified into earnings.
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

Fair Value
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

Determination of Fair Value and Hierarchy Levels
For assets and liabilities carried at fair value, the Company measures fair value using the procedures set out below, irrespective of whether the assets and liabilities are measured at fair value as a result of an election, a non-recurring lower- of-cost-or-market (LOCOM) adjustment, or because they are required to be measured at fair value.
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
•Debt securities classified as “available-for-sale” (AFS) are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss) (AOCI), a component of stockholders’ equity, net of applicable income taxes and hedges.
•Interest income on HTM and AFS debt securities is included in Interest revenue. Accrued interest on these securities is subject to the Company’s non-accrual policy, which results in the timely write-off of uncollectible accrued interest.

Debt securities are subject to evaluation for impairment as described in “Allowance for Credit Losses (ACL)” below for HTM securities. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that typically have significant unrealized losses relative to their fair value.

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
Other than physical commodities inventory, all trading account assets and liabilities are carried at fair value. Revenues generated from trading assets and certain trading liabilities are generally reported in Principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the fair value of such instruments. Interest income on trading assets, other than trading securities, is recorded in Interest revenue reduced by interest expense on trading liabilities. Interest income on trading securities is recorded in Principal transactions.
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

Discontinued Hedge Accounting
A hedging instrument must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Management may voluntarily de-designate an accounting hedge at any time, but if a hedging relationship is not highly effective, it no longer qualifies for hedge accounting and must be de-designated. Subsequent changes in the fair value of the derivative are recognized in Principal transactions, similar to trading derivatives, with no offset recorded related to the hedged item.
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

Cash Flow Hedges
Citigroup hedges the variability of forecasted cash flows due to changes in contractually specified interest rates associated with floating-rate assets/liabilities and other forecasted transactions. Variable cash flows from those liabilities are synthetically converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Variable cash flows associated with certain assets are synthetically converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash flow hedging relationships use regression to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
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
For economic hedges of fixed-rate long-term debt, the derivative is recorded at fair value on the balance sheet with the associated changes in fair value recorded in earnings, while the debt continues to be carried at amortized cost (unless the fair value option is elected for the debt). Therefore, current earnings are affected by the interest rate shifts and other factors that cause a change in the swap’s value, but for which no offsetting change in value is recorded on the debt.
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

Securities Borrowed and Securities Loaned
Citi executes transactions where securities are borrowed, loaned and subject to repurchase agreements primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of Citi’s trading inventory. Transactions are also executed by Citi’s bank subsidiaries, primarily to facilitate customer financing activity.
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
Similarly, securities borrowing and lending agreements that are not repos or reverse repos do not qualify as sales of the underlying securities and are also treated as collateralized financing transactions. They are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment default or other default by the other party under a relevant master agreement. Unlike repo and reverse repo transactions, securities borrowing and lending agreements and related master netting agreements must meet the conditions of ASC 210-20-45-1, Balance Sheet—Offsetting: Right of Setoff Conditions, to be presented net on the Consolidated Balance Sheet.
Consistent with these requirements, the enforceability of offsetting rights under securities borrowing and lending master netting agreements is evidenced by legal opinions from counsel of recognized standing that provide the requisite level of certainty regarding the enforceability of the agreements and that the exercise of the offsetting rights by the non-defaulting party will not be stayed or avoided under applicable law upon an event of default, including bankruptcy, insolvency or similar proceeding.
In some jurisdictions and for some counterparty types, the insolvency law for a particular counterparty type may be nonexistent or unclear as overlapping regimes may exist. In such cases, a legal opinion may not have been sought or obtained regarding the enforceability of offsetting rights. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans. In these circumstances, securities borrowing and lending transactions are not subject to netting on the Consolidated Balance Sheet.
Securities borrowed, loaned and subject to repurchase agreements are generally recorded at the amount of proceeds advanced or received plus accrued interest, and as described in Note 27, the Company has also elected to record certain transactions at fair value through an election under the fair value option. Fees received or paid related to securities borrowing and lending transactions are recorded in Interest revenue or Interest expense at the contractually specified rate. Interest paid or received on all collateralized financing transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
As described in Note 26, the Company uses a discounted cash flow technique to determine the fair value of its collateralized financing transactions executed under securities borrowed, loaned and subject to repurchase agreements.
Citi manages the risks in its collateralized financing transactions by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. In addition, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress.
The Company’s policy is to take possession of underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral in order to maintain contractual margin protection. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the fair value of securities subject to repurchase or resale on a daily basis and posts additional collateral in order to maintain contractual margin protection.
Collateral typically consists of government and government-agency securities, corporate and municipal bonds, equities and mortgage- and other asset-backed securities.
The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a triparty basis, where the collateral is maintained by a custodian and operational limitations may restrict its use of the securities.

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
With the exception of certain international portfolios, credit cards and other unsecured revolving loans generally are not subject to non-accrual policies and continue to accrue interest until charged off at 180 DPD. Details of Citi’s charge-off policies are provided further below.

Consumer Loan Modification, Re-Aging and Return to Accrual Status
Citi evaluates and may modify consumer loans to borrowers experiencing financial difficulty to minimize losses, avoid foreclosure or repossession of collateral and ultimately maximize payments received from the borrowers. Citi uses various metrics to identify consumer borrowers experiencing financial difficulty, with the primary indicator being delinquency at the time of modification.
For U.S. consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. For mortgage loans, Citi enters into a trial modification with the borrower, which generally represents a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms, before entering into a permanent modification. These loans under trial modifications continue to age and accrue interest in accordance with their original contractual terms.
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

Consumer Charge-Off Policies
Unless the loan had been modified and subsequently returned to accrual status per the above policies, the loan is charged off following the general guidelines below:

•Unsecured installment loans are charged off at 120 DPD or, if in bankruptcy, within 60 days of notification of filing by the bankruptcy court, if earlier.
•Unsecured revolving loans and credit card loans are charged off at 180 DPD or, if in bankruptcy, within 60 days of notification of filing in the bankruptcy court, if earlier.
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

Allowance for Credit Losses (ACL)
The current expected credit losses (CECL) methodology is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable (R&S) forecasts that affect the collectibility of the reported financial asset balances. If the asset’s life extends beyond the R&S forecast period, then historical experience is considered over the remaining life of the assets in the ACL. The resulting ACL is adjusted in each subsequent reporting period through Provision for credit losses in the Consolidated Statement of Income to reflect changes in history, current conditions and forecasts as well as changes in asset positions and portfolios. ASC 326 defines the ACL as a valuation account that is deducted from the amortized cost of a financial asset to present the net amount that management expects to collect on the financial asset over its expected life. All financial assets carried at amortized cost are in the scope of ASC 326, while assets measured at fair value are excluded. See “Debt Securities” above for a discussion of impairment on available-for-sale (AFS) securities.
Increases and decreases to the allowances are recorded in Provision for credit losses. The CECL methodology utilizes a lifetime expected credit loss (ECL) measurement objective for the recognition of credit losses for held-for-investment (HFI) loans, held-to-maturity (HTM) debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. Within the life of a loan or other financial asset, the methodology generally results in earlier recognition of the provision for credit losses and the related ACL.

Estimation of ECLs requires Citi to make assumptions regarding the likelihood and severity of credit loss events and their impact on expected cash flows, which drive the probability of default (PD), loss given default (LGD) and exposure at default (EAD) models and, where Citi discounts the ECL, using discounting techniques for certain products.
Citi considers a multitude of global macroeconomic variables for the base, upside and downside probability-weighted macroeconomic scenario forecasts it uses to estimate the ACL. Citi’s forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL. Under the base macroeconomic forecast as of 4Q25, U.S. real GDP growth is expected to slow during 2026 and 2027, while the unemployment rate is expected to increase in 2026 and 2027, compared to the forecast as of 4Q24.
The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration key macroeconomic drivers of the ACL, severity of the scenario and other macroeconomic uncertainties and risks. Citi evaluates scenario weights on a quarterly basis.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.5% in the second quarter of 2027. The weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.2%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2026 of 1.8%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.
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
•The ACL incorporates provisions for accrued interest on products that are not subject to a non-accrual and timely write-off policy (e.g., credit cards).
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

Quantitative and Qualitative Components of the ACL
The loss likelihood and severity models use both internal and external information and are sensitive to forecasts of different macroeconomic conditions. For the quantitative component, Citi uses multiple macroeconomic scenarios and associated probabilities to estimate the ECL. Estimates of these ECLs are based on the following:

•Citigroup’s internal system of credit risk ratings
•historical default and loss data, including comprehensive internal history and rating agency information regarding default rates and internal data on the severity of losses in the event of default
•a R&S forecast of future macroeconomic conditions

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
Any adjustments needed to the modeled expected losses in the quantitative calculations are addressed through a qualitative adjustment. The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. The primary examples of risks that are not fully captured in the quantitative component are (i) potential impacts on vulnerable industries and regions due to emerging macroeconomic risks and uncertainties, including those related to a potential global recession, inflation, interest rates and commodity prices and (ii) transfer risk associated with exposures outside the U.S. Citi’s qualitative component declined year-over-year, largely driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026). See “Accounting Changes” below for information about how the calculation of the quantitative component of the ACL changed in 2025.

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
For credit cards, Citi uses the payment rate approach, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance (CECL balance) in the estimation of EAD. The payment rate approach uses customer payment behavior (payment rate) to establish the portion of the CECL balance that will be paid each month. These payment rates are defined as the percentage of principal payments received in the respective month divided by the prior month’s billed principal balance. The liquidation (CECL payment) amount for each forecast period is determined by multiplying the CECL balance by that period’s forecasted payment rate. The cumulative sum of these payments less the CECL balance produces the balance liquidation curve. Citi does not apply a non-accrual policy to credit card receivables; rather, they are subject to full charge-off at 180 days past due or bankruptcy if earlier. As such, the entire customer balance up until write-off, including accrued interest and fees, is subject to the CECL reserve methodology.

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
Citi primarily bases its ACL on models that assess the likelihood and severity of credit events and their impact on cash flows under R&S forecasted economic scenarios. Allowances consider the probability of the borrower’s default, the loss Citi would incur upon default and the borrower’s exposure at default. Such models discount the present value of all future cash flows, using the asset’s effective interest rate (EIR). Citi applies a more simplified approach based on historical loss rates to certain exposures recorded in Other assets and certain loan exposures in the Private Bank within Consumer loans.
Citi considers the risk of nonpayment to be zero for U.S. Treasuries and U.S. government-sponsored agency guaranteed mortgage-backed securities (MBS) and, as such, Citi does not have an ACL for these securities. For all other HTM debt securities, ECLs are estimated using PD models and discounting techniques, which incorporate assumptions regarding the likelihood and severity of credit losses. For structured securities, specific models use relevant assumptions for the underlying collateral type. A discounting approach is applied to HTM direct obligations of a single issuer, similar to that used for corporate HFI loans.

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
For additional information on the Company’s MSRs, see Notes 17, 23 and 26.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is subject to annual impairment testing and interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company has determined that its reporting units are at the reportable operating segment level or one level below an operating segment.
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

Debt
Short-term borrowings and Long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt (including certain structured notes) at fair value, or debt that is in a fair value hedging relationship. Changes in the fair value of debt carried at fair value under a fair value election are recorded in Principal transactions, other than adjustments related to changes in instrument-specific credit risk, which are recorded in Other comprehensive income. Premiums, discounts and issuance costs on long-term debt accounted for at amortized cost are amortized over the contractual term using the effective interest method.

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans (which are accrued on a current basis), contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits. For its most significant pension and postretirement benefit plans (Significant Plans), Citigroup measures and discloses plan obligations, plan assets and periodic plan expense quarterly, when certain conditions are met to trigger interim remeasurement. The effect of remeasuring the plan obligations and assets by updating plan actuarial assumptions is reflected in AOCI and periodic plan expense. All other plans (All Other Plans) are remeasured annually. Benefits earned during the year are reported in Compensation and benefits expenses and all other components of the net annual benefit cost are reported in Other operating expenses in the Consolidated Statement of Income. See Note 8.

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
Citi adopted the ASU on a retrospective basis for its annual period ending December 31, 2025.

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

Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the existing recognition, measurement, presentation and disclosures for long-duration contracts issued by an insurance entity. Specifically, the guidance:

•improves the timeliness of recognizing changes in the liability for future policy benefits and prescribes the rate used to discount future cash flows for long-duration insurance contracts;
•simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts;
•simplifies the amortization of deferred acquisition costs; and
•introduces additional quantitative and qualitative disclosures.

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

FUTURE ACCOUNTING CHANGES

Hedge Accounting Improvements
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of the ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments, which are adopted prospectively, are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. Adoption of the ASU is not expected to have a material impact on Citi’s operating results or financial position.

Purchased Loans
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which amends Topic 326 to expand the application of the gross-up method of recording the expected credit losses at the purchase date to “purchased seasoned loans” that do not have more-than-insignificant credit losses at acquisition.
All non-purchased credit deteriorated (PCD) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned while other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. As a result of this ASU, originated loans and purchased non-seasoned loans without credit deterioration will recognize expected credit losses at origination or when purchased, while purchased loans with credit deterioration will reflect a gross-up associated with credit at acquisition.
The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Citi is currently evaluating the impact of this ASU on its financial statements.

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

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
Citi’s results from Discontinued operations consisted of residual activities related to the sale of the Egg Banking plc credit card business in 2011. All Discontinued operations results are recorded within All Other.
Citi’s Income (loss) from discontinued operations, net of taxes, as well as cash flows from Discontinued operations, were not material for the periods presented.

Significant Disposals
As of December 31, 2025, Citi had closed the sales of nine consumer banking businesses within All Other—Legacy Franchises:

•Australia closed in the second quarter of 2022
•The Philippines closed in the third quarter of 2022
•Bahrain, Malaysia and Thailand closed in the fourth quarter of 2022
•India and Vietnam closed in the first quarter of 2023
•Taiwan closed in the third quarter of 2023
•Indonesia closed in the fourth quarter of 2023

During 2025, the following transactions were identified as significant disposals, including the assets and liabilities that were classified as held-for-sale (HFS) within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to the business.

Agreement to Sell Poland Consumer Banking Business
On May 27, 2025, Citi entered into an agreement to sell its Poland consumer banking business, which is part of All Other—Legacy Franchises. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to close by mid-2026. Beginning in the second quarter of 2025, Citi reported the business as HFS. During 2025, Citi recognized a pretax loss on sale of approximately $181 million recorded in Other revenue ($138 million after-tax), subject to closing adjustments.
Income before taxes, excluding the pretax loss on sale, for the Poland consumer banking business was as follows:

In millions of dollars	2025	2024	2023
Income before taxes	$119	$144	$123

The following assets and liabilities related to the Poland consumer banking business were reclassified to HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at December 31, 2025:

In millions of dollars	December 31, 2025
Assets
Cash and deposits with banks(1)	$4,700
Loans (net of allowance of $25 at December 31, 2025)	1,700
Other assets	54
Total assets	$6,454
Liabilities
Deposits	$6,144
Other liabilities	63
Total liabilities	$6,207

(1)    Includes liquidity resources currently composed of approximately $4.6 billion of Deposits with banks. This may transfer as cash and securities at time of closing and is primarily recorded in Markets.

Sale of AO Citibank

Financial Impact in 2025
On December 29, 2025, Citi’s Board of Directors approved a plan to sell AO Citibank, which conducted Citi’s remaining operations in Russia and has historically been reported within the Services, Markets and Banking reportable segments as well as within All Other. As a result of this approval:

•Citi reported its remaining businesses in Russia as HFS as of the fourth quarter of 2025.
•The HFS accounting treatment resulted in a pretax loss on sale in the fourth quarter of 2025 of approximately $1.2 billion ($1.1 billion after-tax), recognized as a reduction in Other revenue through a valuation allowance.
•The loss on sale includes approximately $1.6 billion related to the currency translation adjustment (CTA) losses that will also remain in Accumulated other comprehensive income (AOCI) until closing.

The sale of AO Citibank signed and closed on February 18, 2026.

Income before taxes, excluding the pretax loss on sale, for AO Citibank was as follows:

In millions of dollars	2025	2024	2023
Income before taxes	$(282)	$(280)	$(801)

The following assets and liabilities related to AO Citibank were classified as HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at December 31, 2025:

In millions of dollars	December 31, 2025
Assets
Cash and deposits with banks	$1,954
Other assets(1)	10,616
Total assets	$12,570
Liabilities
Deposits(2)	$12,742
Other liabilities	47
Total liabilities	$12,789

(1)    Includes approximately $2.6 billion of reserve for transfer risk associated with Russia, a portion of which relates to Citi’s clients’ risk.
(2)    Includes approximately $1.5 billion of intercompany liabilities owed by AO Citibank to other Citi entities outside of Russia related to funds held that represent Citi’s clients’ risk.

Financial Impacts in 2026
On February 18, 2026, Citi signed and closed the sale of AO Citibank to Renaissance Capital (RenCap):
•As of the first quarter of 2026, Citi no longer consolidated AO Citibank into its consolidated financial statements.
•The cumulative impact of CTA, consisting of the approximate $1.6 billion included in the loss on sale in the fourth quarter of 2025 and the release of that CTA from AOCI at closing, was capital neutral to Citi’s Common Equity Tier 1 Capital.

Other Significant Disposals
On March 1, 2023, Citi completed the sale of its India consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $5.2 billion in assets, including $3.4 billion of loans (net of allowance of $32 million) and excluding goodwill. The total amount of liabilities was $5.2 billion, including $5.1 billion in deposits. The sale resulted in a pretax gain on sale of approximately $1.0 billion ($717 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes for India consumer banking in 2023 was not material to Citi’s ownership through March 1, 2023.
On August 12, 2023, Citi completed the sale of its Taiwan consumer banking business, which was part of All Other—Legacy Franchises. The business had approximately $11.6 billion in assets, including $7.2 billion of loans (net of allowance of $92 million) and excluding goodwill. The total amount of liabilities was $9.2 billion, including $9.0 billion in deposits. The sale resulted in a pretax gain on sale of approximately $409 million ($289 million after-tax), subject to closing adjustments, recorded in Other revenue. The income before taxes for Taiwan consumer banking in 2023 was not material to Citi’s ownership through August 12, 2023.

Citi did not have any other significant disposals as of December 31, 2025.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2024 Form 10-K.

Other Business Exits
Other significant transactions during 2025 included the following:

Sale of 25% Equity Stake in Banamex
On December 15, 2025, Citi completed the sale of a 25% equity stake in Grupo Financiero Banamex, S.A. de C.V. (Banamex), which is part of All Other—Legacy Franchises. Under the transaction, CHPAF Holdings, S.A.P.I. de C.V. (CHPAF), a company wholly owned by Fernando Chico Pardo and members of his immediate family, acquired 25% (approximately 520 million shares) of Banamex’s outstanding common shares at a fixed price-to-book value of 0.80 times the local GAAP book value of the shares at closing, which resulted in Citi receiving total sales consideration of approximately $2.3 billion.
As a result of the sale, Citi’s stockholders’ equity increased by approximately $1.7 billion due to (i) the reclassification of an approximate $2.3 billion CTA loss associated with Banamex from AOCI (within stockholders’equity) to Noncontrolling interests (NCI), partially offset by (ii) a net loss on sale of approximately $0.6 billion recorded primarily in additional paid-in capital within stockholders’equity, which reflects the difference between the sale consideration received and 25% of the Banamex U.S. GAAP book value.
The following table shows the effect of the transaction in Citi’s ownership interest in Banamex:

Year ended December 31,
In millions of dollars	2025
Net income attributable to Citigroup common shareholders	$13,192
Changes in Citigroup’s equity for sale of 25% interest in Banamex	1,689
Changes from net income attributable to Citigroup common shareholders and changes in Citigroup’s ownership interest	$14,881

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
All Other results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia consumer banking businesses and (ii) the ongoing divestiture of Banamex within All Other—Legacy Franchises. The managed basis presents investors with a view of operating earnings that provides increased transparency and clarity into the operational results of Citi’s performance; improves the visibility of management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows Citi to provide a long-term strategic view of the business going forward.
The following is a description of each of Citi’s reportable operating segments, and the products and services they provide to their respective client bases.

Services
Services includes Treasury and Trade Solutions (TTS) and Securities Services. TTS provides an integrated suite of tailored cash management, payments and trade and working capital solutions to multinational corporations, financial institutions and public sector organizations. Securities Services connects investors and issuers across global markets, providing a comprehensive product offering, including on-the-ground local market expertise, post-trade technologies, customized data solutions and a wide range of securities services solutions.

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

Wealth
Wealth includes Private Bank, Wealth at Work and Citigold and provides financial and advisory services to a range of client segments including affluent, high net worth and ultra-high net worth clients through banking, lending, mortgages, investment, custody and trust product offerings in approximately 20 countries, including the U.S., and four wealth management centers: Singapore, Hong Kong, the UAE and London. Private Bank provides financial services to ultra-high net worth clients through customized product offerings. Wealth at Work provides financial services to professional industries (including law firms, consulting groups, accounting and asset management) through tailored solutions. Citigold includes Citigold and Citigold Private Clients, both of which provide financial services to affluent and high net worth clients through elevated product offerings and financial relationships.

USPB
USPB includes Branded Cards, Retail Services and Retail Banking. Branded Cards includes proprietary card portfolios, co-branded card portfolios and personal installment loans. Retail Services includes co-brand and private label relationships. Retail Banking includes traditional banking services for retail and small business customers.

All Other
All Other primarily consists of activities not assigned to the reportable operating segments, including certain unallocated costs of global functions, other corporate expenses and net treasury results, offsets to certain line-item reclassifications and eliminations, and unallocated taxes; discontinued operations within Corporate/Other; and Legacy Franchises, which consists of Asia Consumer and Mexico Consumer/SBMM businesses that Citi has exited or intends to exit, and its remaining Legacy Holdings Assets. Corporate/Other within All Other also includes all restructuring charges related to actions taken as part of Citi’s organizational simplification initiatives. See Note 9.

Basis of Presentation
Revenues and expenses directly associated with each segment or line of business are included in determining respective operating results. Other revenues and expenses that are attributable to a particular segment or All Other are generally allocated from Corporate/Other within All Other based on respective net revenues, non-interest expenses or other relevant measures.
Effective as of the first quarter of 2026, Citi transferred its Retail Banking business from USPB to Wealth, and the remaining USPB businesses, including Branded Cards and Retail Services, were integrated into a new U.S. Consumer Cards (USCC) segment. Beginning in the first quarter of 2026, Citi will revise its financial reporting structure to reflect these management reporting changes.

Intersegment Transactions
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

Funds Transfer Pricing
Funding charges paid by segments and funding credits paid by Treasury are included in net interest income under funds transfer-pricing methodologies. As part of their ongoing activities, Citi’s businesses generate interest rate-sensitive positions from their client-facing products, such as loans and deposits. Interest rate risk is transferred via Citi’s funds transfer-pricing process to Treasury. Treasury uses various tools to manage the total interest rate risk position within the established risk appetite and target Citi’s desired risk profile, including its investment securities portfolio, company-issued debt and interest rate derivatives.
The funds transfer-pricing framework (FTP) allocates the costs and benefits associated with these risks, as well as contingent liquidity risk, from Treasury to the operating business segments. FTP costs and benefits are allocated based on methodologies that are set by the Citigroup Asset and Liability Committee (ALCO). The methodologies are reviewed and updated as appropriate to ensure they align with Citi’s balance sheet strategy and overall risk management framework as well as any changes in market conditions.
The accounting policies of these segments and All Other are the same as those disclosed in “Accounting Changes” within Note 1.

The following tables present certain information regarding the Company’s continuing operations by reportable business segment and All Other on a managed basis that excludes divestiture-related impacts. The CODM uses Income (loss) from continuing operations as the performance measure, to evaluate the results of each reportable business segment and All Other by comparing to and monitoring against budget and prior-year results. This information is used to allocate resources to each of the segments and All Other and to make operational decisions when managing the Company, such as whether to reinvest profits or to return capital to shareholders through dividends and share repurchases. Divestitures that result in the substantial liquidation of CTA from foreign operations residing in a single segment related to the disposed foreign operations are recognized within that segment. Where CTA amounts reside across multiple segments, the amounts are recognized in their entirety within All Other—Legacy Franchises. The Company’s approach is consistent with how the CODM views and evaluates business results.

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Services			Markets			Banking
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net interest income	$15,001	$13,423	$13,251	$10,009	$7,005	$7,233	$2,132	$2,157	$2,161
Non-interest revenue	6,255	6,195	4,811	11,961	12,831	11,416	6,083	4,044	2,554
Total revenues, net of interest expense(1)	$21,256	$19,618	$18,062	$21,970	$19,836	$18,649	$8,215	$6,201	$4,715
Compensation expense(2)	$2,574	$2,371	$2,318	$3,984	$3,611	$3,645	$2,756	$2,703	$3,021
Non-compensation expense(1)(3)	8,239	8,197	7,673	10,093	9,591	9,613	1,706	1,774	1,856
Total operating expense(1)	$10,813	$10,568	$9,991	$14,077	$13,202	$13,258	$4,462	$4,477	$4,877
Provisions for credit losses and for benefits and claims	$454	$276	$950	$237	$463	$438	$720	$(224)	$(143)
Provision (benefits) for income taxes	2,850	2,190	2,420	1,728	1,166	1,015	709	419	12
Income (loss) from continuing operations	7,139	6,584	4,701	5,928	5,005	3,938	2,324	1,529	(31)
End-of-period assets at December 31	$628	$584	$586	$1,187	$949	$1,008	$140	$143	$148
Average loans	93	85	81	141	120	110	82	88	92
Average deposits	878	819	811	18	21	23	1	1	1

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Wealth			USPB
	2025	2024	2023	2025	2024	2023
Net interest income	$5,281	$4,508	$4,413	$22,470	$21,103	$20,150
Non-interest revenue	3,278	2,975	2,584	(1,499)	(1,048)	(1,250)
Total revenues, net of interest expense(1)	$8,559	$7,483	$6,997	$20,971	$20,055	$18,900
Compensation expense(2)	$2,551	$2,529	$2,734	$2,161	$2,205	$2,278
Non-compensation expense(1)(3)	3,950	3,797	3,727	7,548	7,441	7,537
Total operating expense(1)	$6,501	$6,326	$6,461	$9,709	$9,646	$9,815
Provisions for credit losses and for benefits and claims	$140	$(126)	$(3)	$7,211	$8,598	$6,707
Provision (benefits) for income taxes	428	281	120	954	429	558
Income (loss) from continuing operations	1,490	1,002	419	3,097	1,382	1,820
End-of-period assets at December 31	$230	$224	$229	$264	$252	$242
Average loans	149	149	150	220	209	193
Average deposits	313	316	310	89	91	110

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	All Other(4)			Reconciling Items(5)(6)(7)			Total Citi
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net interest income	$4,899	$5,899	$7,692	$—	$—	$—	$59,792	$54,095	$54,900
Non-interest revenue	(469)	1,604	1,705	(176)	26	1,346	25,433	26,627	23,166
Total revenues, net of interest expense(1)	$4,430	$7,503	$9,397	$(176)	$26	$1,346	$85,225	$80,722	$78,066
Total operating expense(1)	$8,693	$9,030	$11,196	$877	$318	$372	$55,132	$53,567	$55,970
Provisions for credit losses and for benefits and claims	$1,513	$1,115	$1,304	$(10)	$7	$(67)	$10,265	$10,109	$9,186
Provision (benefits) for income taxes	(1,335)	(182)	(979)	39	(92)	382	5,373	4,211	3,528
Income (loss) from continuing operations	(4,441)	(2,460)	(2,124)	(1,082)	(207)	659	14,455	12,835	9,382
End-of-period assets at December 31	$208	$201	$199				$2,657	$2,353	$2,412
Average loans	31	32	35				716	683	661
Average deposits	64	69	79				1,363	1,317	1,334

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

In millions of dollars	2025(5)	2024(6)	2023(7)
Total reportable business segments and All Other—income from continuing operations(4)	$15,537	$13,042	$8,723
Divestiture-related impact on:
Total revenues, net of interest expense	(176)	26	1,346
Total operating expenses	877	318	372
Provision (release) for credit losses	(10)	7	(67)
Provision (benefits) for income taxes	39	(92)	382
Income from continuing operations	$14,455	$12,835	$9,382

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
(4)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to (i) Citi’s divestitures of its Asia Consumer businesses and (ii) the ongoing divestiture of Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.
(5)    2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), driven by the announced sale of the Poland consumer banking business; and (ii) approximately $877 million in operating expenses (approximately $821 million after-tax), driven by a goodwill impairment charge in Mexico ($726 million ($714 million after-tax)) and other costs, primarily separation costs in Mexico and severance costs in the Asia exit markets (collectively approximately $151 million (approximately $107 million after-tax)).
(6)    2024 includes $318 million (approximately $220 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.
(7)    2023 includes (i) an approximate $1.059 billion gain on sale recorded in revenue (approximately $727 million after-tax) related to the India consumer banking business sale; (ii) an approximate $403 million gain on sale recorded in revenue (approximately $284 million after-tax) related to the Taiwan consumer banking business sale; and (iii) approximately $372 million (approximately $263 million after-tax) in operating expenses primarily related to separation costs in Mexico and severance costs in the Asia exit markets.

Performance by Geographic Area
Citi’s operations are highly integrated, and estimates and subjective assumptions have been made to apportion revenue between North America and international operations. These estimates and assumptions are consistent with the allocations used for the Company’s segment reporting.
For the purposes of the presentation below, the Company defines “international activities” as transactions and related business activities involving clients with activities outside of North America (i.e., clients that maintain operations, assets, subsidiaries and/or revenue-generating activities outside of North America). The information below is presented by managed geography, which generally reflects, as applicable, the domicile of the client, the booking location, the location of the trading desk or the location where the client relationship is managed. Many of Citi’s North America operations also serve international clients. Citi’s managed geography can be periodically reorganized, and thus the balances between North America, International and Corporate/Other can change.

The following tables present revenues net of interest expense and end-of-period assets between North America and international areas:

In millions of dollars	Revenues, net of interest expense
	2025	2024	2023
North America(1)	$44,012	$39,748	$36,402
International(2)(3)	42,295	40,306	39,549
Corporate/Other(4)	(1,082)	668	2,115
Total Citi	$85,225	$80,722	$78,066
In millions of dollars at December 31,	End-of-period assets at December 31(5)
	2025	2024
North America(1)	$1,469,566	$1,326,444
International	1,066,256	899,965
Corporate/Other	121,380	126,536
Total Citi	$2,657,202	$2,352,945

(1)    Primarily reflects the U.S.
(2)    International represents the summation of international revenues in Services, Markets, Banking, Wealth and All Other—Legacy Franchises, primarily Asia Consumer and Mexico Consumer/SBMM.
(3)    Total revenues for the U.K. were approximately $7.6 billion, $6.7 billion and $6.9 billion for 2025, 2024 and 2023, respectively.
(4)    Corporate/Other revenues, net of interest expense largely reflects U.S. activities, as well as intersegment eliminations.
(5)    The Company’s long-lived assets (Premises and equipment) for the periods presented are not considered significant in relation to its total assets.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

In millions of dollars	2025	2024	2023
Interest income
Consumer loans	$39,800	$39,542	$36,864
Corporate loans	20,671	22,562	21,004
Loan interest, including fees	$60,471	$62,104	$57,868
Deposits with banks	12,669	11,417	11,238
Securities borrowed and purchased under agreements to resell	26,962	29,173	26,887
Investments, including dividends	16,729	18,662	18,300
Trading account assets(1)	20,796	17,576	14,458
Other interest-bearing assets(2)	5,237	4,781	4,507
Total interest income	$142,864	$143,713	$133,258
Interest expense
Deposits	$34,966	$40,326	$36,300
Securities loaned and sold under agreements to repurchase	27,651	27,884	21,439
Trading account liabilities(1)	3,013	3,350	3,427
Short-term borrowings and other interest-bearing liabilities(3)	7,366	7,703	7,438
Long-term debt	10,076	10,355	9,754
Total interest expense	$83,072	$89,618	$78,358
Net interest income	$59,792	$54,095	$54,900
Provision for credit losses on loans	9,497	9,726	7,786
Net interest income after provision for credit losses on loans	$50,295	$44,369	$47,114

(1)Interest expense on Trading account liabilities of Services, Markets and Banking is reported as a reduction of Interest income. Interest income and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes assets from businesses held-for-sale (see “Significant Disposals” in Note 2) and Brokerage receivables.
(3)Includes liabilities from businesses held-for-sale (see “Significant Disposals” in Note 2) and Brokerage payables.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

Commissions and Fees
The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit card and bank card income, deposit-related fees and transactional service fees (see Note 3 for segment results, where relevant):

•Investment banking fees are substantially composed of underwriting and advisory revenues. Such fees are recognized at the point in time when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the closing of a transaction. Reimbursed expenses related to these transactions are recorded as revenue and are included within investment banking fees. In certain instances for advisory contracts, Citi will receive amounts in advance of the deal’s closing. In these instances, the amounts received will be recognized as a liability and not recognized in revenue until the transaction closes. Investment banking fees are earned primarily by Banking and Markets.
Out-of-pocket expenses associated with underwriting activity are deferred and recognized at the time the related revenue is recognized, while out-of-pocket expenses associated with advisory arrangements are expensed as incurred. In general, expenses incurred related to investment banking transactions, whether consummated or not, are recorded in Transactional and product servicing and Other operating expenses. The Company has determined that it acts as principal in the majority of these transactions and therefore presents expenses gross within Transactional and product servicing and Other operating expenses.
•Brokerage commissions primarily include commissions and fees from the following:
•executing transactions for clients on exchanges and over-the-counter markets
•sales of mutual funds and other annuity products
•assisting clients in clearing transactions, providing brokerage services and other such activities

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

•Credit card and bank card income is primarily composed of interchange fees, which are earned by card issuers based on card spend volumes, and certain card fees, including annual fees. Costs related to customer reward programs and certain payments to partners (primarily based on program sales and profitability) are recorded as a reduction of credit card and bank card income as incurred, as sales and profits are generated. Citi’s credit card programs have certain partner sharing agreements that vary by partner. These partner sharing agreements are subject to contractually based performance thresholds that, if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses, which, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on new account acquisitions, which are accounted for as direct origination costs. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period and recorded as a reduction of credit card and bank card income. Interchange revenues, net of certain transaction processing fees paid by Citi, are recognized as earned on a daily basis when Citi’s performance obligation to transmit funds to the payment networks has been satisfied. Credit card and bank card income is earned primarily by USPB and Services.
•Deposit-related fees consist of service charges on deposit accounts and fees earned from performing cash management activities and other deposit account services. Such fees are recognized in the period in which the related service is provided. Deposit-related fees are earned primarily by Services and USPB.
•Transactional service fees primarily consist of fees charged for processing services such as cash management, global payments, clearing, international funds transfer and other trade services. Such fees are recognized as/when the associated service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi. Transactional service fees are earned primarily by Services.

Other components of Commissions and fees revenue include the following:

•Insurance distribution revenue: consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes fixed and determinable. The Company recognized $171 million, $165 million and $188 million of revenue related to such variable consideration for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts primarily relate to performance obligations satisfied in prior periods. Insurance distribution revenue is earned primarily by Wealth and All Other.
•Insurance premiums: consist of premium income from insurance policies that Citi has underwritten and sold to policyholders. Insurance premiums are earned primarily by Legacy Franchises within All Other.

The following table presents Commissions and fees revenue:

In millions of dollars	2025	2024	2023
Investment banking(1)	$4,408	$3,576	$2,676
Brokerage commissions(2)	2,824	2,498	2,316
Credit and bank card income
Interchange fees(3)	12,056	11,793	11,601
Card-related loan fees	721	604	475
Card rewards and partner payments(4)	(13,428)	(12,592)	(12,513)
Deposit-related fees	1,377	1,333	1,254
Transactional service fees	1,483	1,390	1,323
Corporate finance(5)	689	685	439
Insurance distribution revenue	312	313	321
Insurance premiums	106	96	97
Loan servicing	87	76	100
Other	534	464	420
Total(6)	$11,169	$10,236	$8,509

(1)    For the periods presented, the contract liability amount was negligible.
(2)    The Company recognized $454 million, $442 million and $448 million of revenue related to variable consideration for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    See footnote 1 to the Consolidated Statement of Income above for the description of a change in presentation. Interchange fees are presented net of certain transaction processing fees paid by Citi, primarily to credit card networks, for the periods presented.
(4)    As described above, Citi’s credit card programs have certain partner sharing agreements that vary by partner.
(5)    Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity earned primarily by Banking. This activity is accounted for under ASC 310.
(6)    Commissions and fees include $(11,810) million, $(11,076) million and $(11,367) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2025, 2024 and 2023, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees.
The custody product is composed of numerous services related to the administration, safekeeping and reporting for both U.S. and non-U.S. denominated securities. The services offered to clients include trade settlement, safekeeping, income collection, corporate action notification, record-keeping and reporting, tax reporting and cash management. These services are provided for a wide range of securities, including but not limited to the following:

•equities
•municipal and corporate bonds
•mortgage- and asset-backed securities
•money market instruments
•U.S. Treasuries and agencies
•derivative instruments
•mutual funds
•alternative investments
•precious metals

Custody fees are recognized as or when the associated service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi. Custody fees are earned primarily by Services.
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safekeeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the assets during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration. Investment management services consist of managing assets on behalf of Citi’s retail and institutional clients. Revenue from these services primarily consists of asset-based fees for advisory accounts, which are based on the market value of the client’s assets and recognized monthly, when the market value is fixed. In some instances, the Company contracts with third-party advisors and with third-party custodians. The Company has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to third parties gross within Transactional and product servicing. Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.

The following table presents Administration and other fiduciary fees revenue:

In millions of dollars	2025	2024	2023
Custody fees	$2,148	$2,026	$1,871
Fiduciary fees	1,728	1,583	1,376
Guarantee fees	538	525	534
Total administration and other fiduciary fees(1)	$4,414	$4,134	$3,781

(1)    Administration and other fiduciary fees include $538 million, $525 million and $534 million for the years ended December 31, 2025, 2024 and 2023, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives. These adjustments are discussed further in Note 26.

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

In millions of dollars	2025	2024	2023
Interest rate risks(1)(2)	$1,394	$1,771	$2,045
Foreign exchange risks(2)(3)	6,129	5,409	3,851
Equity risks(4)(5)	2,119	2,339	1,267
Commodity and other risks(6)	966	1,374	1,741
Credit products and risks(7)	(373)	216	(623)
Total	$10,235	$11,109	$8,281

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
(5)    2024 includes an approximate $400 million episodic gain related to the Visa B exchange.
(6)    Primarily includes revenues from energy products, metals and other commodities trades.
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
Discretionary annual incentive awards are generally awarded in the first quarter of the year based on the previous year’s performance. Awards valued at less than $75,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees are subject to mandatory deferrals of incentive pay and generally receive 15%–60% of their awards in the form of deferred stock or deferred cash stock units. Discretionary annual incentive awards to certain employees in the EU are subject to deferral requirements regardless of the total award value, with at least 50% of the immediate incentive delivered in the form of a stock payment award subject to a restriction on sale or transfer (generally, for 12 months).
Subject to certain exceptions (principally, for retirement-eligible employees), continuous employment within Citigroup is required to vest in deferred annual incentive awards. Post employment vesting by retirement-eligible employees and participants who meet other conditions is generally conditioned upon their compliance with certain restrictions during the remaining vesting period.
Generally, the deferred awards vest in equal annual installments over four years. Vested stock awards are delivered in shares of common stock. Deferred cash awards are payable in cash when the underlying principal award vests. Deferred cash stock unit awards are payable in cash at the vesting value of the underlying stock. The value of each deferred stock unit is equal to one share of Citigroup stock, and the award will fluctuate with changes in the stock price. Recipients of deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive or accrue dividend-equivalent payments during the vesting period. Generally, in the EU, vested shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards and deferred cash stock units are subject to hold back (generally, for 6 or 12 months based on the award type).
Stock awards, deferred cash stock units and deferred cash awards are subject to one or more cancellation and clawback provisions that apply in certain circumstances, including gross misconduct and in the circumstances required by SEC rule 10D-1.

One-Time Equity Award
In October 2025, the Compensation, Performance Management and Culture (CPC) Committee approved a one-time award to the Chair of Citigroup’s Board of Directors and Chief Executive Officer in the form of deferred stock with respect to 259,605 shares of Citigroup common stock and a nonqualified stock option to purchase 1 million shares of Citigroup common stock. An additional nonqualified stock option to purchase 55,000 shares was granted on January 20, 2026. The value of the deferred stock award and the exercise price of the option are based on the closing price of Citigroup’s common stock on the grant date. The deferred stock award will vest and the option will become exercisable on a pro-rata basis on the third, fourth and fifth anniversaries of the grant date, subject to continued employment with Citigroup through the applicable vesting date. The option has a term of 10 years.

Outstanding (Unvested) Stock Awards
A summary of the status of other unvested stock awards granted as discretionary annual incentive or sign-on and replacement stock awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2024	67,686,535	$53.87
Granted(1)	22,582,206	80.84
Canceled	(2,944,542)	60.79
Vested(2)	(24,092,057)	57.50
Unvested at December 31, 2025	63,232,142	$61.79

(1)The weighted-average fair value of the shares granted during 2025, 2024 and 2023 was $80.84, $53.00 and $49.36, respectively.
(2)The total fair value of stock awards that vested during the years ending 2025, 2024 and 2023 was $1.9 billion, $1.1 billion and $835 million, respectively.

The total unrecognized compensation cost related to unvested stock awards was $1.1 billion at December 31, 2025. The cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

Stock Options
Each stock option has an exercise price not less than the closing price of Citi’s common stock on the date of grant. The options have a contractual term of up to 10 years. A summary of the status of stock option awards is presented below:

Stock options	Options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	—	$—
Granted(1)	1,000,000	96.30
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2025	1,000,000	$96.30	9.8	$20,390,000
Exercisable at December 31, 2025	—	$—	—	$—

(1)The weighted-average fair value of options granted during 2025 was $28.6 million.

There were no options exercised or exercisable during 2025. The total unrecognized compensation cost related to unvested option awards was $27.6 million at December 31, 2025. The cost is expected to be recognized over a remaining weighted-average period of 4.8 years.
The fair value of options is estimated on the date of grant using an option-pricing model. The following weighted-average assumptions were used for options granted in 2025:

2025
Dividend yield	2.57%
Expected volatility	31.94
Risk-free interest rate	3.74
Expected life of stock option (in years)	7

The expected option term represents the period that options granted are expected to be outstanding using the simplified method. Citigroup’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. The expected volatility is based on both weighted historical and implied volatilities of Citi’s common stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The dividend yield is based on anticipated cash dividend payouts.

Performance Share Units
Certain senior executives were awarded performance share units (PSUs) every February from 2022 to 2025, for performance in the year prior to the award date. Each award referenced two forward-looking three-year performance metrics. In each year an award was granted, the metrics were equally weighted. For PSUs awarded in 2022 and 2023, the metrics were average return on tangible common equity and cumulative tangible book value per share. For PSUs awarded in 2024 and 2025, the metrics were weighted-average return on tangible common equity and cumulative tangible book value per share. The award is settled solely in cash after the end of each performance period.
For all award years, if the total shareholder return is negative over the three-year performance period, executives may earn no more than 100% of the target PSUs, regardless of the extent to which Citigroup outperforms against performance goals and/or peer firms. The number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The reported financial metrics during the performance period are adjusted to reflect any mandatory equitable adjustments as required under the applicable award agreements for unusual and non-recurring items as presented to and approved by the CPC.
For all award years, the value of each PSU is equal to the value of one share of Citi common stock. Dividend equivalents are forfeitable, accrued and paid on the number of earned PSUs after the end of the performance period.
PSUs are subject to remeasurement, pursuant to which the associated value of the award will fluctuate with changes in Citigroup’s stock price and the attainment of the specified performance goals for each award. The value of the award, subject to the performance goals and taking into account any mandatory equitable adjustments as per the terms of the award agreement, is estimated using a simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified performance goals of each award. The risk-free rate used in the model is based on the applicable U.S. Treasury yield curve. Other significant assumptions for the awards are as follows:

Valuation assumptions—weighted average	2025	2024	2023
Expected volatility	26.58%	26.82%	35.97%
Expected dividend yield	2.73	3.84	4.13

A summary of the performance share unit activity for 2025 is presented below:

Performance share units	Units
Outstanding, beginning of year	2,859,893
Granted	963,390
Canceled	(178,693)
Payments(1)	(353,131)
Outstanding, end of year	3,291,459

(1)    $27.9 million in payments were processed for this program in 2025.

Transformation Program
In order to provide an incentive for select employees to effectively execute Citi’s transformation program, in August 2021 the Personnel and Compensation (P&C) Committee of Citigroup’s Board of Directors, the predecessor of the Compensation, Performance Management and Culture (CPC) Committee of Citigroup’s Board of Directors, approved a program for the select employees to earn additional compensation based on the achievement of Citi’s transformation goals from August 2021 through December 2024 and satisfaction of other conditions. The performance program concluded in 2025. The awards were subject to remeasurement, pursuant to which the associated value of the award fluctuated with the attainment of the performance conditions for each tranche and changes to Citigroup’s stock price for the third tranche. Payment was cash settled, in a lump sum, with the third payment indexed to changes in the value of Citi’s common stock from the service inception date through the payment date. Earnings were based on collective performance with respect to Citi’s transformation goals and were evaluated and approved by the CPC Committee on an annual basis.
Payments in the event of any category of employment termination or change in job title or employment status were subject to Citi’s discretion. Cancellation and clawback were provided for in the event of misconduct and certain other circumstances. The program applied to senior leaders, other than the CEO, critical to helping deliver a successful transformation with the value of the awards varying based on individual compensation levels.

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

Additional Information
Except for awards subject to remeasurement, the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, other than for awards to retirement-eligible employees and immediately vested awards. Whenever awards are granted or are expected to be granted to employees who are, or are expected to be while the awards are outstanding, retirement eligible, the charge to income is accelerated based on when the applicable conditions for retirement eligibility were or will be met. If the employee is retirement eligible on the grant date, or the award is vested at the grant date, Citi recognizes the expense each year equal to the grant date fair value of the awards that it estimates will be granted in the following year.
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
On December 31, 2025, approximately 51.4 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2019 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Except where local laws favor newly issued shares, treasury shares were used to settle stock vestings and option exercises. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table presents components of compensation expense, relating to the incentive compensation programs described above:

In millions of dollars	2025	2024	2023
Charges for estimated awards to retirement-eligible employees	$819	$741	$663
Amortization of deferred cash awards, deferred cash stock units and performance stock units	254	186	340
Immediately vested stock award expense(1)	29	130	127
Amortization of restricted and deferred stock awards(2)	758	718	689
Option expense	1	—	—
Other variable incentive compensation	398	355	286
Total	$2,259	$2,130	$2,091

(1)    Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.
(2)    All periods include amortization expense for all unvested awards to non-retirement-eligible employees.

Citigroup did not capitalize any stock-based compensation costs in 2025, 2024 or 2023. The related income tax benefits for stock-based compensation costs were $447 million, $428 million and $392 million for 2025, 2024 and 2023, respectively.

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

Prior to 2025, the plan obligations, plan assets and plan expense (benefit) for the Company’s most significant pension and postretirement benefit plans (Significant Plans) were measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement benefit plan obligations. All other plans (All Other Plans) were measured annually with a December 31 measurement date. Effective January 1, 2025, the plan obligations, plan assets and plan expense (benefit) for all plans are measured annually, unless certain conditions are met to trigger interim remeasurement of Significant Plans. No interim remeasurements occurred for the first, second and third quarters of 2025.

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

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$110	$115	$115	$—	$—	$—	$1	$1	$1
Interest cost on benefit obligation	475	466	505	423	421	409	14	16	18	118	107	106
Expected return on assets	(602)	(602)	(640)	(374)	(326)	(327)	(10)	(11)	(13)	(74)	(80)	(77)
Amortization of unrecognized:
Prior service cost (benefit)	2	2	2	(3)	(3)	(5)	(9)	(9)	(9)	(6)	(7)	(9)
Net actuarial loss (gain)	195	179	151	66	76	72	(12)	(10)	(12)	11	10	(18)
Curtailment (gain)(1)	—	—	—	(3)	(3)	(16)	—	—	—	—	—	—
Settlement loss(1)	—	—	—	9	5	9	—	—	—	—	—	—
Total net expense (benefit)	$70	$45	$18	$228	$285	$257	$(17)	$(14)	$(16)	$50	$31	$3

(1)Curtailment and settlement relate to divestiture and other wind-down activities.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement benefit plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2025 or 2024.
The following table summarizes the Company’s actual contributions for the years ended December 31, 2025 and 2024, as well as expected Company contributions for 2026. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans(3)			U.S. plans			Non-U.S. plans(3)
In millions of dollars	2026	2025	2024	2026	2025	2024	2026	2025	2024	2026	2025	2024
Contributions made by the Company	$—	$—	$—	$80	$310	$713	$—	$—	$—	$4	$202	$4
Benefits paid directly by the Company	55	55	59	38	53	50	5	19	8	8	6	5

(1)    Amounts reported for 2026 are expected amounts.
(2)     The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(3)    The Company made a discretionary contribution of approximately $600 million to a pension plan in Mexico Consumer/SBMM during the fourth quarter of 2024. The Company made a discretionary contribution of approximately $40 million and $210 million to a pension plan and a postretirement benefit plan, respectively, in Mexico Consumer/SBMM during the fourth quarter of 2025. The Company also made a contribution of approximately $190 million to a pension plan in Korea during 2025 due to legislative updates.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s pension and postretirement benefit plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$8,956	$9,640	$6,052	$7,030	$292	$343	$1,014	$1,208
Service cost	—	—	110	115	—	—	1	1
Interest cost on benefit obligation	475	466	423	421	14	16	118	107
Plan amendments	—	—	36	(1)	—	—	—	—
Actuarial loss (gain)	227	(262)	194	(335)	10	(21)	252	(1)
Benefits paid, net of participants’ contributions	(861)	(888)	(432)	(394)	(49)	(46)	(101)	(96)
Divestitures	—	—	—	(1)	—	—	—	—
Settlement(1)(2)	—	—	(60)	(47)	—	—	(2)	—
Curtailment(2)	—	—	(3)	(4)	—	—	—	—
Foreign exchange impact and other	—	—	589	(732)	—	—	165	(205)
Benefit obligation at year end	$8,797	$8,956	$6,909	$6,052	$267	$292	$1,447	$1,014
Change in plan assets
Plan assets at fair value at beginning of year	$9,647	$10,210	$6,258	$6,426	$202	$231	$755	$970
Actual return on plan assets	914	266	537	131	14	9	158	50
Company contributions, net of reimbursements	55	59	363	763	19	8	208	9
Benefits paid, net of participants’ contributions	(861)	(888)	(432)	(394)	(49)	(46)	(101)	(96)
Divestitures	—	—	—	(1)	—	—	—	—
Settlement(1)(2)	—	—	(60)	(47)	—	—	—	—
Foreign exchange impact and other	—	—	560	(620)	—	—	136	(178)
Plan assets at fair value at year end	$9,755	$9,647	$7,226	$6,258	$186	$202	$1,156	$755
Funded status of the plans
Qualified plans(3)	$1,431	$1,181	$317	$206	$(81)	$(90)	$(291)	$(259)
Nonqualified plans(4)	(473)	(490)	—	—	—	—	—	—
Funded status of the plans at year end	$958	$691	$317	$206	$(81)	$(90)	$(291)	$(259)
Net amount recognized at year end
Qualified plans
Benefit asset	$1,431	$1,181	$952	$895	$—	$—	$—	$—
Benefit liability	—	—	(635)	(689)	(81)	(90)	(291)	(259)
Qualified plans	$1,431	$1,181	$317	$206	$(81)	$(90)	$(291)	$(259)
Nonqualified plans	(473)	(490)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$958	$691	$317	$206	$(81)	$(90)	$(291)	$(259)
Amounts recognized in AOCI at year end(1)
Prior service (cost) benefit	$(1)	$(3)	$(37)	$(1)	$54	$63	$17	$21
Net actuarial (loss) gain	(5,936)	(6,215)	(1,653)	(1,513)	108	125	(476)	(263)
Net amount recognized in AOCI	$(5,937)	$(6,218)	$(1,690)	$(1,514)	$162	$188	$(459)	$(242)
Accumulated benefit obligation at year end	$8,797	$8,956	$6,482	$5,716	$267	$292	$1,447	$1,014

(1)The framework for the Company’s pension oversight process includes monitoring of potential settlement charges for all plans. Settlement accounting is triggered when either the sum of all settlements (including lump sum payments) for the year is greater than service plus interest costs or if more than 10% of the plan’s projected benefit obligation will be settled. Because some of Citi’s plans are frozen and have no material service cost, settlement accounting may apply in the future.
(2)Curtailment and settlement relate to divestiture and other wind-down activities.
(3)The U.S. qualified plan was fully funded as of January 1, 2025 and no minimum funding was required for 2025. The plan is also expected to be fully funded as of January 1, 2026 with no expected minimum funding requirement for 2026.
(4)The nonqualified plans of the Company are unfunded.

The following table presents the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2025	2024	2023
Beginning of year balance, net of tax(1)(2)	$(5,627)	$(6,050)	$(5,755)
Actuarial assumptions changes and plan experience	(681)	625	(547)
Net gain (loss) due to difference between actual and expected returns	565	(562)	263
Net amortization	245	239	175
Prior service (cost) benefit	(36)	1	2
Curtailment/settlement gain (loss)(3)	6	2	(7)
Banamex equity interest sale(4)	214	—	—
Foreign exchange impact and other	(155)	271	(239)
Change in deferred taxes, net	(35)	(153)	58
Change, net of tax	$123	$423	$(295)
End of year balance, net of tax(1)(2)	$(5,504)	$(5,627)	$(6,050)

(1)See Note 21 for further discussion of net AOCI balance.
(2)Includes net of tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture and other wind-down activities.
(4)See “Sale of 25% Equity Stake in Banamex” in Note 2.

At December 31, 2025 and 2024, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$473	$490	$3,430	$2,968	$473	$490	$3,093	$2,745
Accumulated benefit obligation	473	490	3,104	2,679	473	490	2,883	2,523
Fair value of plan assets	—	—	2,795	2,279	—	—	2,551	2,095

(1)As of December 31, 2025 and 2024, only the nonqualified plans’ PBO and ABO exceeded plan assets.

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
The actuarial assumptions at the respective years ended December 31 in the table below are used to measure the year-end PBO and the net expense (benefit) for the subsequent year (period).
The 2024 and 2023 net expense (benefit) for the Significant Plans was calculated at each respective quarter end based on the preceding quarter-end rates (as presented below for the U.S. and non-U.S. pension and postretirement benefit plans) as a result of the quarterly measurement process. The actuarial assumptions are measured annually for all plans in 2025 and All Other Plans in 2024 and 2023.

Certain assumptions used in determining pension and postretirement benefit obligations and net expense (benefit) for the Company’s plans are presented in the following tables:

At year end	2025	2024
Discount rate
U.S. plans
Qualified pension	5.26%	5.55%
Nonqualified pension	5.30	5.60
Postretirement benefit plan	5.18	5.55
Non-U.S. pension plans
Range	1.15 to 12.75	0.85 to 12.50
Weighted average	7.24	7.31
Non-U.S. postretirement benefit plan
Range	4.00 to 11.00	3.25 to 12.20
Weighted average	10.37	11.21
Future compensation increase rate(1)
Non-U.S. pension plans
Range	1.50 to 12.40	1.60 to 12.40
Weighted average	3.96	3.80
Expected return on assets
U.S. plans
Qualified pension	6.00	6.00
Postretirement benefit plan(2)	6.00/3.00	6.00/3.00
Non-U.S. pension plans
Range	1.00 to 11.50	2.00 to 11.50
Weighted average	6.70	6.27
Non-U.S. postretirement benefit plan
Range	9.60 to 10.00	8.60 to 9.40
Weighted average	9.60	9.39
Interest crediting rate (weighted average)(3)
U.S. plans	4.26	4.55
Non-U.S. plans	1.80	1.77

(1)    Not material for U.S. plans.
(2)    For the years ended 2025 and 2024, the expected return on assets for the Voluntary Employees Beneficiary Association (VEBA) Trust was 3.00%.
(3)    The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation.

During the year	2025	2024	2023
Discount rate
U.S. plans(1)
Qualified pension	5.55%	5.10%/5.30%/ 5.50%/4.90%	5.50%/5.15%/ 5.40%/6.05%
Nonqualified pension	5.60	5.15/5.40/ 5.60/4.95	5.55/5.20/ 5.45/6.10
Postretirement benefit plan	5.55	5.20/5.40/ 5.60/4.90	5.60/5.25/ 5.50/6.10
Non-U.S. pension plans(2)
Range	0.85 to 12.50	1.35 to 14.55	1.75 to 25.20
Weighted average	7.31	6.91	6.66
Non-U.S. postretirement benefit plan(2)
Range	3.25 to 12.20	3.80 to 11.40	3.25 to 11.55
Weighted average	11.21	9.90	9.80
Future compensation increase rate(3)
Non-U.S. pension plans(2)
Range	1.60 to 12.40	1.30 to 12.40	1.30 to 23.11
Weighted average	3.80	3.84	3.76
Expected return on assets
U.S. plans
Qualified pension(4)	6.00	5.70	5.70
Postretirement benefit plan(4)	6.00/3.00	5.70/3.00	5.70/3.00
Non-U.S. pension plans(2)
Range	2.00 to 11.50	2.00 to 11.50	1.00 to 11.50
Weighted average	6.27	6.62	6.05
Non-U.S. postretirement benefit plan(2)
Range	8.60 to 9.40	8.60 to 9.40	8.70 to 9.10
Weighted average	9.39	9.39	8.70
Interest crediting rate (weighted average)(5)
U.S. plans(1)	4.55	4.10/4.30/ 4.50/3.90	4.50/4.15/ 4.40/5.05
Non-U.S. plans	1.77	1.78	1.73

(1)    Represents rates used in annual remeasurement in 2025 and in quarterly remeasurements for 2024 and 2023.
(2)    Reflects rates utilized to determine the net expense (benefit) for non-U.S. pension and postretirement benefit plans.
(3)    Not material for U.S. plans.
(4)    The expected return on assets for the U.S. pension and postretirement benefit plans was adjusted from 5.70% to 6.00% effective January 1, 2025 to reflect a change in asset allocation. For the years 2025, 2024 and 2023, the expected return on assets for the VEBA Trust was 3.00%.
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
The Company considers the expected return on assets to be a long-term assessment of return expectations and does not anticipate changing this assumption unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate and certain other assumptions, which are reconsidered annually (or quarterly for the Significant Plans, when certain conditions are met to trigger interim remeasurement) in accordance with GAAP.
The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension expense (benefit).
The following table presents the expected return on assets used in determining the Company’s pension expense (benefit) compared to the actual return on assets during 2025, 2024 and 2023 for the U.S. pension and postretirement benefit plans:

U.S. plans (during the year)	2025	2024	2023
Expected return on assets(1)
U.S. pension and postretirement trust	6.00%	5.70%	5.70%
VEBA Trust	3.00	3.00	3.00
Actual return on assets(1)
U.S. pension and postretirement trust	10.64	2.55	9.83
VEBA Trust	5.47	6.01	5.87

(1)Expected return on assets and actual return on assets is presented net of fees.
Sensitivities of Certain Key Assumptions
The U.S. Qualified Pension Plan is frozen, and as a result, pension expense is primarily driven by interest cost. An increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.
For Non-U.S. Pension Plans that are not frozen (in countries such as Mexico, the U.K. and South Korea), there is more service cost. The pension expense for the Non-U.S. Plans is driven by both service cost and interest cost. An increase in the discount rate generally decreases pension expense due to the greater impact of service cost compared to interest cost.
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2025	2024	2023
U.S. plans	$23	$23	$22
Non-U.S. plans	(10)	(13)	(12)
	One-percentage-point decrease
In millions of dollars	2025	2024	2023
U.S. plans	$(26)	$(27)	$(26)
Non-U.S. plans	19	21	20

	Expected return on assets
	One-percentage-point increase
In millions of dollars	2025	2024	2023
U.S. plans	$(100)	$(106)	$(112)
Non-U.S. plans	(59)	(53)	(54)
	One-percentage-point decrease
In millions of dollars	2025	2024	2023
U.S. plans	$100	$106	$112
Non-U.S. plans	59	53	54

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2025	2024
Health care cost increase rate for U.S. plans
Following year	7.50%	6.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2036	2031
Health care cost increase rate for non-U.S. plans (weighted average)
Following year	8.14%	9.20%
Ultimate rate to which cost increase is assumed to decline	7.82	6.93
Year in which the ultimate rate is reached	2030	2030

Plan Assets
Citigroup’s pension and postretirement benefit plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2026	2025	2024	2025	2024
Equity securities(2)	0–13%	7%	7%	7%	7%
Debt securities(3)	62–100	71	71	71	71
Real assets(1)	0–9	5	5	5	5
Private equity	0–7	7	7	7	7
Other investments	0–13	10	10	10	10
Total		100%	100%	100%	100%

(1)Target asset allocations are set by investment strategy, whereas pension and postretirement assets as of December 31, 2025 and 2024 are based on the underlying investment product. For example, the private equity investment strategy may include underlying investments in real assets (includes real estate, infrastructure and natural resources) within the target asset allocation; however, within pension and postretirement assets, the underlying investment in real assets is reflected in the real assets category and not private equity.
(2)Equity securities in the U.S. pension and postretirement benefit plans do not include any Citigroup common stock at the end of 2025 and 2024.
(3)The VEBA Trust for postretirement benefits is primarily invested in cash equivalents and debt securities in 2025 and 2024 and is not reflected in the table above.

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
Citigroup’s pension and postretirement benefit plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted average at December 31,
Asset category(1)	2026	2025	2024	2025	2024
Equity securities	0–46%	0–46%	0–49%	11%	18%
Debt securities	0–100	0–100	0–100	78	73
Real assets	0–15	0–12	0–16	1	1
Other investments	0–100	0–100	0–100	10	8
Total				100%	100%

	Non-U.S. postretirement benefit plans
	Target asset allocation	Actual range at December 31,		Weighted average at December 31,
Asset category(1)	2026	2025	2024	2025	2024
Equity securities	0–16%	0–12%	0–37%	12%	36%
Debt securities	79–100	83–100	59–100	84	60
Other investments	0–5	0–4	0–4	4	4
Total				100%	100%

(1)Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure
For information on fair value measurements, including descriptions of Levels 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Notes 1 (“Fair Value” and “Fair Value Hedges”) and 26. Investments measured using the NAV per share practical expedient are excluded from Level 1, Level 2 and Level 3 in the tables below.

Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2025
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$349	$—	$—	$349
Non-U.S. equities	296	—	—	296
Mutual funds and other registered investment companies	193	—	—	193
Commingled funds	—	534	—	534
Debt securities	323	5,107	—	5,430
Annuity contracts	—	—	3	3
Derivatives	3	41	—	44
Other investments	—	—	1	1
Total investments at fair value	$1,164	$5,682	$4	$6,850
Cash and short-term investments	$32	$432	$—	$464
Other investment liabilities	(4)	(37)	—	(41)
Net investments at fair value	$1,192	$6,077	$4	$7,273
Other investment receivables redeemed at NAV				$43
Securities valued at NAV				2,625
Total net assets				$9,941

(1)The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2025, the allocable interests of the U.S. pension and postretirement benefit plans were 99.0% and 1.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2024
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$315	$—	$—	$315
Non-U.S. equities	269	—	—	269
Mutual funds and other registered investment companies	188	—	—	188
Commingled funds	—	515	—	515
Debt securities	390	5,145	—	5,535
Annuity contracts	—	—	3	3
Derivatives	1	35	—	36
Other investments	1	—	1	2
Total investments	$1,164	$5,695	$4	$6,863
Cash and short-term investments	$46	$439	$—	$485
Other investment liabilities	(10)	(39)	—	(49)
Net investments at fair value	$1,200	$6,095	$4	$7,299
Other investment receivables redeemed at NAV				$18
Securities valued at NAV				2,532
Total net assets				$9,849

(1)The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2024, the allocable interests of the U.S. pension and postretirement benefit plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2025
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$13	$—	$—	$13
Non-U.S. equities	276	—	—	276
Mutual funds and other registered investment companies	4,202	388	—	4,590
Debt securities	2,363	933	—	3,296
Real assets	—	—	2	2
Annuity contracts	—	—	2	2
Derivatives	—	189	—	189
Other investments	—	—	378	378
Total investments	$6,854	$1,510	$382	$8,746
Cash and short-term investments	$96	$—	$—	$96
Other investment liabilities	—	(489)	—	(489)
Net investments at fair value	$6,950	$1,021	$382	$8,353
Securities valued at NAV				$29
Total net assets				$8,382

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2024
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$46	$—	$—	$46
Non-U.S. equities	435	—	—	435
Mutual funds and other registered investment companies	2,990	318	—	3,308
Debt securities	2,303	1,021	—	3,324
Real assets	—	—	2	2
Annuity contracts	—	—	2	2
Derivatives	—	1,208	—	1,208
Other investments	—	—	236	236
Total investments	$5,774	$2,547	$240	$8,561
Cash and short-term investments	$113	$—	$—	$113
Other investment liabilities	—	(1,678)	—	(1,678)
Net investments at fair value	$5,887	$869	$240	$6,996
Securities valued at NAV				$17
Total net assets				$7,013

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2024	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2025
Annuity contracts	$3	$—	$—	$—	$—	$3
Other investments	1	—	—	—	—	1
Total investments	$4	$—	$—	$—	$—	$4

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2023	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2024
Annuity contracts	$3	$—	$—	$—	$—	$3
Other investments	2	—	1	(2)	—	1
Total investments	$5	$—	$1	$(2)	$—	$4

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2024	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2025
Real assets	$2	$—	$—	$—	$2
Annuity contracts	2	—	—	—	2
Other investments	236	16	126	—	378
Total investments	$240	$16	$126	$—	$382

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2023	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2024
Real assets	$2	$—	$—	$—	$2
Annuity contracts	2	—	—	—	2
Other investments	231	2	3	—	236
Total investments	$235	$2	$3	$—	$240

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

Oversight and Risk Management Practices
The framework for the Company’s pension oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, cluster or country level, as appropriate. Independent Risk Management contributes to the risk oversight and monitoring for the Company’s U.S. Qualified Pension Plan and non-U.S. Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each cluster, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•periodic asset/liability management studies and strategic asset allocation reviews
•periodic monitoring of funding levels and funding ratios
•periodic monitoring of compliance with asset allocation guidelines
•periodic monitoring of asset class and/or investment manager performance against benchmarks
•periodic risk capital analysis and stress testing

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2026	$999	$642	$49	$108
2027	981	561	33	114
2028	961	567	31	120
2029	923	575	29	126
2030	866	583	26	131
2031–2035	3,660	3,003	99	746

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the funded status and amounts recognized on the Company’s Consolidated Balance Sheet:

In millions of dollars	2025	2024
Funded status of the plan at year end	$(50)	$(49)
Net amount recognized in AOCI (pretax)	$(11)	$(12)

The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

In millions of dollars	2025	2024	2023
Net expense	$26	$28	$14

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2025 and 2024, subject to statutory limits. Effective January 1, 2025, plan participants’ eligible annual compensation is limited to $200,000. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2025	2024	2023
Company contributions	$517	$591	$546
	Non-U.S. plans
In millions of dollars	2025	2024	2023
Company contributions	$489	$461	$453

9. RESTRUCTURING

As previously disclosed, Citi is pursuing various initiatives to simplify the Company and further align its organizational structure with its business strategy. As part of its overall simplification initiatives, in the fourth quarter of 2023, Citi eliminated the previous Institutional Clients Group and Personal Banking and Wealth Management layers, exited certain institutional business lines and consolidated its regional structure, creating one international group, while centralizing client capabilities and streamlining its global staff functions.
Citi has recorded net restructuring charges of approximately $1.026 billion program to date.

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

The following table is a rollforward of the liability related to the restructuring charges:

In millions of dollars	Personnel costs	Other	Total
Beginning balance at January 1, 2023	$—	$—	$—
Restructuring charge	$687	$94	$781
Payments and utilization	—	(69)	(69)
Foreign exchange	—	—	—
Balance at December 31, 2023	$687	$25	$712
Restructuring charge	$354	$54	$408
Change in estimate(1)(2)	(146)	(3)	(149)
Net restructuring charges	$208	$51	$259
Payments and utilization	$(860)	$(76)	$(936)
Foreign exchange	7	—	7
Balance at December 31, 2024	$42	$—	$42
Restructuring charge	$1	$—	$1
Change in estimate(1)(2)	(15)	—	(15)
Net restructuring charges	$(14)	$—	$(14)
Payments and utilization	$(23)	$—	$(23)
Foreign exchange	(5)	—	(5)
Balance at December 31, 2025	$—	$—	$—

(1)    Revisions primarily relate to higher-than-anticipated redeployments of displaced employees to other positions within the Company, job function releveling and employee attrition.
(2)    Revisions primarily relate to lower-than-anticipated costs associated with contract terminations.

10. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2025	2024	2023
Current
Federal	$(43)	$(33)	$41
Non-U.S.	5,140	5,945	5,807
State and local	(176)	195	96
Total current income taxes	$4,921	$6,107	$5,944
Deferred
Federal	$23	$(1,227)	$(1,925)
Non-U.S.	101	(816)	(432)
State and local	328	147	(59)
Total deferred income taxes	$452	$(1,896)	$(2,416)
Total
Federal	$(20)	$(1,260)	$(1,884)
Non-U.S.	5,241	5,129	5,375
State and local	152	342	37
Provision for income tax on continuing operations before noncontrolling interests	$5,373	$4,211	$3,528
Provision (benefit) for income taxes on:
Discontinued operations	$—	$—	$—
Gains (losses) included in AOCI, but excluded from net income	328	1,035	557
Employee stock plans	(11)	(5)	(13)
Opening adjustment to Retained earnings(1)	—	—	102
Opening adjustment to AOCI(2)	—	—	12

(1)Related to the adoption of “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” See “Accounting Changes” in Note 1.
(2)Related to the adoption of “Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts.” See “Accounting Changes” in Note 1.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2025		2024		2023
In millions of dollars	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$4,164	21.0%	$3,580	21.0%	$2,711	21.0%
Domestic federal reconciling items
Tax credits
Foreign tax credit	$(349)	(1.8)%	$(194)	(1.1)%	$(163)	(1.3)%
Other	(279)	(1.4)	(322)	(1.9)	(336)	(2.6)
Nontaxable and nondeductible items, net
FDIC premiums(1)	178	0.9	202	1.2	219	1.7
Other	(151)	(0.8)	(215)	(1.3)	(61)	(0.5)
Cross-border taxes
GILTI	212	1.1	275	1.6	238	1.8
U.S. tax effect of foreign branches	(1,135)	(5.7)	(367)	(2.2)	(777)	(6.0)
Other	19	0.1	42	0.2	(107)	(0.8)
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	(33)	(0.3)
Changes in valuation allowance(2)	1,454	7.3	82	0.5	647	5.0
Business exits	(658)	(3.3)	—	—	—	—
Other	(119)	(0.6)	(194)	(1.1)	(108)	(0.8)
Domestic state and local income taxes, net of federal effect(3)	467	2.4	252	1.5	22	0.2
Foreign reconciling items
Argentina
Non-deductible (non-taxable) FX translation	184	0.9	115	0.7	770	6.0
Deductible inflationary adjustment	(162)	(0.8)	(546)	(3.2)	(462)	(3.6)
Other	75	0.4	162	1.0	(115)	(0.9)
Brazil
Rate differential	144	0.7	139	0.8	188	1.4
Other	(90)	(0.5)	(63)	(0.4)	54	0.4
India
Rate differential	243	1.2	265	1.6	624	4.8
Reduced rate on capital gains	—	—	—	—	(303)	(2.3)
Other	54	0.3	64	0.4	(39)	(0.3)
Russia
Rate differential	37	0.2	58	0.3	162	1.3
Local or provincial tax	(48)	(0.2)	(55)	(0.3)	(153)	(1.2)
Other	4	—	(74)	(0.4)	18	0.1
Mexico
Rate differential	131	0.7	181	1.1	129	1.0
Goodwill impairment	218	1.1	—	—	—	—
Other	177	0.9	2	—	58	0.5
Netherlands
Business exits	271	1.4	—	—	—	—
Other	(46)	(0.2)	6	—	5	—
Other	716	3.5	759	4.4	359	2.8
Worldwide changes in unrecognized tax benefits	(338)	(1.7)	57	0.3	(19)	(0.1)
Total tax	$5,373	27.1%	$4,211	24.7%	$3,528	27.3%

(1)Excludes the 2025, 2024 and 2023 FDIC special assessments, which are tax deductible.
(2)The valuation allowance is applied primarily to U.S. tax effect of foreign branches and business exits.
(3)For 2025, 2024 and 2023, New York City, California and New York State make up greater than 50% of the total effect of domestic state and local income taxes, net of federal effect.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2025	2024
Deferred tax assets
Credit loss deduction	$5,755	$5,477
Deferred compensation and employee benefits	2,491	2,407
Investment and loan basis differences	4,156	4,463
Tax credit and net operating loss carry-forwards	14,022	15,878
Fixed assets and leases	5,191	4,878
Other deferred tax assets	8,195	5,993
Gross deferred tax assets	$39,810	$39,096
Valuation allowance	$4,984	$4,329
Deferred tax assets after valuation allowance	$34,826	$34,767
Deferred tax liabilities
Intangibles and leases	$2,278	$2,340
Non-U.S. withholding taxes	834	893
Debt issuances	293	308
Other deferred tax liabilities	1,890	1,381
Gross deferred tax liabilities	$5,295	$4,922
Net deferred tax assets	$29,531	$29,845
Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2025	2024	2023
Total unrecognized tax benefits at January 1	$1,309	$1,277	$1,311
Increases for current year’s tax positions	33	79	59
Increases for prior years’ tax positions	18	27	51
Decreases for prior years’ tax positions	(493)	(50)	(138)
Amounts of decreases relating to settlements	(6)	—	(3)
Reductions due to lapse of statutes of limitation	—	(15)	(4)
Foreign exchange, acquisitions and dispositions	(1)	(9)	1
Total unrecognized tax benefits at December 31	$860	$1,309	$1,277

The portions of the total unrecognized tax benefits at December 31, 2025, 2024 and 2023 that, if recognized, would affect Citi’s effective tax rate are $0.8 billion, $1.0 billion and $1.0 billion in each of the respective years. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.

Interest and penalties (not included in unrecognized tax benefits above) are a component of Provision for income taxes:

	2025		2024		2023
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total accrued interest and penalties at January 1	$309	$237	$271	$205	$234	$176
Total interest and penalties expense (benefit)	(38)	(31)	53	42	47	38
Total accrued interest and penalties at December 31(1)	266	201	309	237	271	205

(1)Includes $2 million, $1 million and $1 million for non-U.S. penalties in 2025, 2024 and 2023, respectively.

As of December 31, 2025, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world.
The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
New York State and City	2009
Brazil	2022
Hong Kong	2024
India	2018
Mexico	2017
Singapore	2024
United Kingdom	2016

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $15.8 billion, $19.4 billion and $19.4 billion in 2025, 2024 and 2023, respectively. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2025, $5.9 billion of basis differences of non-U.S. entities was indefinitely reinvested. At the existing tax rates (including withholding taxes), additional taxes (net of U.S. FTCs) of $2.3 billion would have to be provided if such assertions were reversed.

Deferred Tax Assets
As of December 31, 2025, Citi had a valuation allowance of $5.0 billion, composed of $2.3 billion on its branch basket FTC carry-forwards, $2.1 billion on its U.S. residual DTA related to its non-U.S. branches, $0.4 billion on local non-U.S. DTAs, $0.1 billion on state net operating loss carry-forwards and $0.1 billion on state and local residual DTAs related to its non-U.S branches. There was an increase of $0.7 billion from the December 31, 2024 balance of $4.3 billion. The amount of Citi’s valuation allowances (VA) may change in future years.
In 2025, Citi’s VA for carry-forward FTCs in its branch basket decreased by $1.0 billion.
The level of branch pretax income, the local branch tax rate and the allocations of overall domestic losses (ODL) and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. There was no branch basket VA release in 2025.

The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2025	DTAs balance December 31, 2024
Federal(2)
Net operating losses (NOLs)(3)	$3.1	$3.4
Foreign tax credits (FTCs)	0.3	0.7
General business credits (GBCs)	6.2	5.8
Future tax deductions and credits	13.2	12.7
Total federal	$22.8	$22.6
State and local
New York NOLs	$1.1	$1.4
Other state NOLs	0.1	0.1
Future tax deductions	2.4	2.5
Total state and local	$3.6	$4.0
Non-U.S.
NOLs	$0.5	$0.8
Future tax deductions	2.6	2.4
Total non-U.S.	$3.1	$3.2
Total	$29.5	$29.8

(1)All amounts are net of valuation allowances.
(2)Included in the net federal DTAs of $22.8 billion as of December 31, 2025 were deferred tax liabilities of $3.0 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(3)Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2025	December 31, 2024
U.S. tax return general basket foreign tax credit carry-forwards(1)
2025	$—	$—
2027	0.3	0.7
Total U.S. tax return general basket foreign tax credit carry-forwards	$0.3	$0.7
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2028	$0.4	$0.7
2029	0.2	0.2
2033	1.3	1.4
2034	0.4	1.0
Total U.S. tax return branch basket foreign tax credit carry-forwards	$2.3	$3.3
U.S. tax return general business credit carry-forwards
2031	$0.1	$—
2032	0.4	0.4
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.2
2037	0.5	0.5
2038	0.5	0.5
2039	0.7	0.7
2040	0.7	0.7
2041	0.8	0.8
2042	0.7	0.7
2043	0.3	0.3
2044	0.3	0.3
2045	0.3	—
Total U.S. tax return general business credit carry-forwards	$6.2	$5.8
U.S. subsidiary separate federal NOL carry-forwards
2027	$—	$0.1
2028	—	0.1
2030	—	0.3
2033	1.6	1.6
2034	1.6	1.9
2035	2.8	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	5.8	5.8
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$14.9	$16.2
New York State NOL carry-forwards(2)
2034	$6.4	$8.1
New York City NOL carry-forwards(2)
2034	$5.7	$7.2
Non-U.S. NOL carry-forwards(1)
Various	$0.9	$1.1

(1)Before valuation allowance.
(2)Pretax.
Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $29.5 billion at December 31, 2025 is more-likely-than-not, based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
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
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, ODL that Citi has incurred of approximately $10 billion as of December 31, 2025 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would help support the realization of the FTC carry-forwards after VA. As noted in the tables above, Citi’s FTC carry-forwards were $0.3 billion ($2.6 billion before VA) as of December 31, 2025, compared to $0.7 billion ($4.0 billion before VA) as of December 31, 2024. The increased VA on branch FTCs is reflected in the “Non-U.S. income tax rate differential” line in the “Tax Rate” section above. Citi believes that it will more-likely-than-not generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the VA, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

Income Taxes Paid
Details of the Company’s income taxes paid are presented below:

In millions of dollars	2025	2024	2023
Federal	$(68)	$(334)	$47
State and local
Other	271	54	220
Total state and local	$271	$54	$220
Non-U.S.
Brazil	NM	$436	$467
Hong Kong	NM	375	NM
India	$730	757	942
Mexico	1,172	534	679
United Kingdom	NM	NM	575
Other	4,409	3,976	2,797
Total non-U.S.	$6,311	$6,078	$5,460
Total	$6,514	$5,798	$5,727
NM Not meaningful, since the amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

11.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2025	2024	2023
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$14,455	$12,835	$9,382
Less: Noncontrolling interests from continuing operations	146	151	153
Net income from continuing operations (for EPS purposes)	$14,309	$12,684	$9,229
Loss from discontinued operations, net of taxes	(3)	(2)	(1)
Citigroup’s net income	$14,306	$12,682	$9,228
Less: Preferred dividends	1,114	1,054	1,198
Net income available to common shareholders	$13,192	$11,628	$8,030
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	171	170	180
Net income allocated to common shareholders for basic EPS	$13,021	$11,458	$7,850
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,832.0	1,901.4	1,930.1
Basic earnings per share
Income from continuing operations	$7.11	$6.03	$4.07
Discontinued operations	—	—	—
Net income per share—basic(2)	$7.11	$6.03	$4.07
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$13,021	$11,458	$7,850
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	76	74	57
Net income allocated to common shareholders for diluted EPS	$13,097	$11,532	$7,907
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$1,832.0	$1,901.4	$1,930.1
Effect of dilutive securities(3)
Other employee plans	41.1	38.7	25.7
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,873.1	1,940.1	1,955.8
Diluted earnings per share
Income from continuing operations	$6.99	$5.95	$4.04
Discontinued operations	—	—	—
Net income per share—diluted(2)	$6.99	$5.94	$4.04

(1)Other relevant items in 2025 include issuance costs of $4 million, $8 million and $5 million related to the redemption of preferred stock Series V, P and W, respectively. The issuance costs were reclassified from Additional paid-in capital to Retained earnings upon redemption of the preferred stock. See Note 22. The total for this line also includes dividends and undistributed earnings ($153 million combined for 2025) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)During 2025, there were 1 million weighted-average stock options outstanding; however, they were anti-dilutive and did not impact dilutive securities or EPS above. There were no weighted-average options outstanding during 2024 or 2023.

12. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2025	2024
Securities purchased under agreements to resell	$279,722	$192,950
Securities borrowed	76,478	81,115
Total, net(1)	$356,200	$274,065
Allowance for credit losses on securities purchased and borrowed(2)	(5)	(3)
Total, net of allowance	$356,195	$274,062

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2025	2024
Securities sold under agreements to repurchase	$328,196	$239,767
Securities loaned	19,902	14,988
Total, net(1)	$348,098	$254,755

(1)     The above tables do not include securities-for-securities lending transactions of $5.5 billion and $5.2 billion at December 31, 2025 and 2024, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of December 31, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$667,949	$388,227	$279,722	$273,366	$6,356
Securities borrowed	105,383	28,905	76,478	25,236	51,242
Total	$773,332	$417,132	$356,200	$298,602	$57,598

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$716,423	$388,227	$328,196	$283,624	$44,572
Securities loaned	48,807	28,905	19,902	17,197	2,705
Total	$765,230	$417,132	$348,098	$300,821	$47,277

	As of December 31, 2024
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$516,722	$323,772	$192,950	$186,121	$6,829
Securities borrowed	100,442	19,327	81,115	22,228	58,887
Total	$617,164	$343,099	$274,065	$208,349	$65,716

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$563,539	$323,772	$239,767	$193,714	$46,053
Securities loaned	34,315	19,327	14,988	12,317	2,671
Total	$597,854	$343,099	$254,755	$206,031	$48,724

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$359,099	$232,476	$53,470	$71,378	$716,423
Securities loaned	36,757	352	1,263	10,435	48,807
Total	$395,856	$232,828	$54,733	$81,813	$765,230

	As of December 31, 2024
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$299,527	$154,036	$46,635	$63,341	$563,539
Securities loaned	25,898	213	1,007	7,197	34,315
Total	$325,425	$154,249	$47,642	$70,538	$597,854

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$349,012	$28	$349,040
State and municipal securities	240	56	296
Foreign government securities	208,189	226	208,415
Corporate bonds	24,161	163	24,324
Equity securities	26,779	46,792	73,571
Mortgage-backed securities	100,191	21	100,212
Asset-backed securities	6,203	73	6,276
Other	1,648	1,448	3,096
Total	$716,423	$48,807	$765,230

	As of December 31, 2024
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$324,233	$40	$324,273
State and municipal securities	183	—	183
Foreign government securities	132,123	1,069	133,192
Corporate bonds	17,467	330	17,797
Equity securities	18,498	32,837	51,335
Mortgage-backed securities	65,279	—	65,279
Asset-backed securities	2,609	23	2,632
Other	3,147	16	3,163
Total	$563,539	$34,315	$597,854

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2025	2024
Receivables from customers	$27,953	$18,512
Receivables from brokers, dealers and clearing organizations	34,726	32,329
Total brokerage receivables(1)	$62,679	$50,841
Payables to customers	$61,166	$51,993
Payables to brokers, dealers and clearing organizations	13,670	14,608
Total brokerage payables(1)	$74,836	$66,601

(1)     Includes brokerage receivables and payables recorded by Citi’s broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

14.  INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2025	2024
Available-for-sale (AFS) debt securities	$246,720	$226,876
Held-to-maturity (HTM) debt securities(1)	189,831	242,382
Marketable equity securities carried at fair value(2)	475	151
Non-marketable equity securities carried at fair value(2)(3)	446	427
Non-marketable equity securities measured using the measurement alternative(4)	1,707	1,574
Non-marketable equity securities carried at cost(5)	5,050	5,247
Total investments(6)	$444,229	$476,657

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $37 million and $23 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at December 31, 2025 and 2024, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2025 and 2024, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the years ended December 31, 2025 and 2024.

The following table presents interest and dividend income on investments:

In millions of dollars	2025	2024	2023
Taxable interest	$16,034	$17,978	$17,654
Interest exempt from U.S. federal income tax	287	317	334
Dividend income	408	367	312
Total interest and dividend income on investments	$16,729	$18,662	$18,300

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

In millions of dollars	2025	2024	2023
Gross realized investment gains	$543	$533	$324
Gross realized investment losses	(72)	(205)	(136)
Net realized gains on sales of investments	$471	$328	$188

Available-for-Sale (AFS) Debt Securities
The amortized cost and fair value of AFS debt securities were as follows:

	December 31, 2025
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities(1)
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$36,967	$—	$172	$383	$(211)	$36,756
Other	976	—	1	1	—	976
Total mortgage-backed securities	$37,943	$—	$173	$384	$(211)	$37,732
U.S. Treasury	$35,400	$—	$93	$28	$65	$35,465
State and municipal	1,589	—	5	57	(52)	1,537
Foreign government	162,801	—	902	596	306	163,107
Corporate	4,734	7	20	56	(36)	4,691
Asset-backed securities(2)	1,071	—	8	6	2	1,073
Other debt securities	3,113	—	2	—	2	3,115
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$246,651	$7	$1,203	$1,127	$76	$246,720
Portfolio-layer cumulative basis adjustments(3)	$133	$—	$—	$—	$(133)	$—
Total AFS debt securities	$246,784	$7	$1,203	$1,127	$(57)	$246,720

	December 31, 2024
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities(1)
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$30,401	$—	$34	$1,129	$(1,095)	$29,306
Other	627	—	—	2	(2)	625
Total mortgage-backed securities	$31,028	$—	$34	$1,131	$(1,097)	$29,931
U.S. Treasury	$52,630	$—	$13	$264	$(251)	$52,379
State and municipal	1,749	—	12	103	(91)	1,658
Foreign government	134,002	—	444	1,087	(643)	133,359
Corporate	4,923	6	19	122	(103)	4,814
Asset-backed securities(2)	856	—	3	11	(8)	848
Other debt securities	3,887	—	1	1	—	3,887
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$229,075	$6	$526	$2,719	$(2,193)	$226,876
Portfolio-layer cumulative basis adjustments(3)	$(193)	$—	$—	$—	$193	$—
Total AFS debt securities	$228,882	$6	$526	$2,719	$(2,000)	$226,876

(1)Effective December 31, 2025, cumulative basis adjustments in active portfolio-layer method fair value hedges are reported in a separate line item, which were previously included in amortized cost of mortgage-backed securities and disclosed below the table. The prior period was conformed to reflect this change in presentation.
(2)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the tables above. See Note 23 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(3)Represents the cumulative basis adjustments in active portfolio-layer method fair value hedges of AFS debt securities in closed portfolios, which are not allocated to individual securities. See Note 24.

At December 31, 2025, the amortized cost of AFS debt securities for those in a loss position exceeded their fair value by $1,127 million. Of the $1,127 million, $416 million represented unrealized losses on AFS debt securities that have been in a gross unrealized loss position for less than a year and, of these, 67% were rated investment grade; and
$711 million represented unrealized losses on AFS debt securities that have been in a gross unrealized loss position for a year or more and, of these, 83% were rated investment grade. Of the $711 million, $336 million represents foreign government securities.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2025
AFS debt securities(1)
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,475	$110	$7,156	$273	$15,631	$383
Other	28	—	413	1	441	1
Total mortgage-backed securities	$8,503	$110	$7,569	$274	$16,072	$384
U.S. Treasury	$1,888	$6	$766	$22	$2,654	$28
State and municipal	555	9	661	48	1,216	57
Foreign government	42,828	260	14,394	336	57,222	596
Corporate	266	25	1,400	31	1,666	56
Asset-backed securities	537	6	—	—	537	6
Other debt securities	—	—	85	—	85	—
Total AFS debt securities(2)	$54,577	$416	$24,875	$711	$79,452	$1,127
December 31, 2024
AFS debt securities(1)
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,532	$304	$8,484	$825	$26,016	$1,129
Other	375	1	217	1	592	2
Total mortgage-backed securities	$17,907	$305	$8,701	$826	$26,608	$1,131
U.S. Treasury	$13,660	$166	$1,710	$98	$15,370	$264
State and municipal	855	72	335	31	1,190	103
Foreign government	49,384	487	19,719	600	69,103	1,087
Corporate	455	45	2,444	77	2,899	122
Asset-backed securities	388	11	—	—	388	11
Other debt securities	1,098	—	939	1	2,037	1
Total AFS debt securities(2)	$83,747	$1,086	$33,848	$1,633	$117,595	$2,719

(1)     Effective December 31, 2025, gross unrealized losses exclude the effect of cumulative basis adjustments in active portfolio-layer method fair value hedges, which previously included the effect of the cumulative basis adjustments. The prior period was conformed to reflect this change in presentation.
(2)    Gross unrealized losses exclude the effect of the cumulative basis adjustments in active portfolio-layer method fair value hedges.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31, 2025
In millions of dollars	Amortized cost	Fair value	Weighted- average yield(1)
Mortgage-backed securities(2)
Due within 1 year	$33	$33	4.56%
After 1 but within 5 years	1,205	1,205	3.90
After 5 but within 10 years	708	697	3.97
After 10 years	35,997	35,797	4.69
Total	$37,943	$37,732	4.65%
U.S. Treasury and federal agency securities
Due within 1 year	$17,007	$17,004	3.01%
After 1 but within 5 years	18,169	18,252	4.14
After 5 but within 10 years	224	209	3.18
After 10 years	—	—	—
Total	$35,400	$35,465	3.59%
State and municipal
Due within 1 year	$69	$69	3.44%
After 1 but within 5 years	71	68	3.42
After 5 but within 10 years	340	334	3.97
After 10 years	1,109	1,066	3.74
Total	$1,589	$1,537	3.76%
Foreign government
Due within 1 year	$70,667	$70,659	4.07%
After 1 but within 5 years	86,623	87,022	4.58
After 5 but within 10 years	5,008	4,980	4.74
After 10 years	503	446	3.80
Total	$162,801	$163,107	4.36%
All other(3)
Due within 1 year	$4,283	$4,266	2.78%
After 1 but within 5 years	3,925	3,927	3.88
After 5 but within 10 years	659	658	1.63
After 10 years	51	28	0.76
Total	$8,918	$8,879	3.17%
Total AFS debt securities	$246,651	$246,720	4.25%

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
(3)Includes corporate, asset-backed and other debt securities.

Held-to-Maturity (HTM) Debt Securities
The carrying value and fair value of HTM debt securities were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2025
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$65,631	$3	$6,834	$58,800
Other	1,288	21	115	1,194
Total mortgage-backed securities	$66,919	$24	$6,949	$59,994
U.S. Treasury securities	$89,494	$—	$3,010	$86,484
State and municipal	8,608	40	469	8,179
Foreign government	790	20	—	810
Asset-backed securities(2)	24,020	72	39	24,053
Total HTM debt securities, net	$189,831	$156	$10,467	$179,520
December 31, 2024
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$72,542	$—	$10,291	$62,251
Other	1,247	12	151	1,108
Total mortgage-backed securities	$73,789	$12	$10,442	$63,359
U.S. Treasury securities	$126,142	$—	$6,934	$119,208
State and municipal	8,903	27	668	8,262
Foreign government	988	3	—	991
Asset-backed securities(2)	32,560	91	61	32,590
Total HTM debt securities, net	$242,382	$133	$18,105	$224,410

(1)Amortized cost is reported net of ACL of $146 million and $137 million at December 31, 2025 and 2024, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31, 2025
In millions of dollars	Amortized cost(1)	Fair value	Weighted- average yield(2)
Mortgage-backed securities
Due within 1 year	$138	$137	2.05%
After 1 but within 5 years	1,042	1,005	2.79
After 5 but within 10 years	1,057	1,012	2.78
After 10 years	64,682	57,840	2.90
Total	$66,919	$59,994	2.89%
U.S. Treasury securities
Due within 1 year	$35,893	$35,349	0.98%
After 1 but within 5 years	53,601	51,135	1.29
After 5 but within 10 years	—	—	—
After 10 years	—	—	—
Total	$89,494	$86,484	1.16%
State and municipal
Due within 1 year	$16	$16	2.88%
After 1 but within 5 years	294	294	3.46
After 5 but within 10 years	2,360	2,298	3.19
After 10 years	5,938	5,571	3.78
Total	$8,608	$8,179	3.60%
Foreign government
Due within 1 year	$182	$182	7.08%
After 1 but within 5 years	608	628	7.50
After 5 but within 10 years	—	—	—
After 10 years	—	—	—
Total	$790	$810	7.40%
All other(3)
Due within 1 year	$—	$—	—%
After 1 but within 5 years	—	—	—
After 5 but within 10 years	3,337	3,338	5.22
After 10 years	20,683	20,715	5.20
Total	$24,020	$24,053	5.21%
Total HTM debt securities	$189,831	$179,520	2.42%

(1)Amortized cost is reported net of ACL of $146 million at December 31, 2025.
(2)Weighted-average yields are weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effects of any related hedging derivatives.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual
Details
The total amounts of HTM debt securities that were delinquent or on non-accrual status were not significant at December 31, 2025 and 2024.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of December 31, 2025 and 2024.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

		Year ended
In millions of dollars	2025	2024	2023
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$184	$323	$188
Total impairment losses recognized in earnings	$184	$323	$188
Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was $7 million and $6 million as of December 31, 2025 and 2024, respectively.
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
Equity securities under the measurement alternative, which are composed of private equity investments, are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. Impairment indicators that are considered include, but are not limited to, the following:
•a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee
•a significant adverse change in the regulatory, economic or technological environment of the investee
•a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates
•a bona fide offer to purchase, an offer by the investee to sell or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment
•factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies or noncompliance with statutory capital requirements or debt covenants
When the qualitative assessment indicates that the equity security is impaired, its fair value is determined. If the fair value of the investment is less than its carrying value, the investment is written down to fair value through earnings.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative:

In millions of dollars	December 31, 2025	December 31, 2024
Measurement alternative:
Carrying value	$1,707	$1,574

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Year ended December 31,
In millions of dollars	2025	2024
Measurement alternative(1):
Impairment losses	$154	$108
Downward changes for observable prices	2	5
Upward changes for observable prices	96	84

(1)     See Note 26 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2025
Measurement alternative:
Impairment losses	$555
Downward changes for observable prices	40
Upward changes for observable prices	1,062

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2025 and 2024, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2025	December 31, 2024
In North America offices(1)
Commercial and industrial	$57,406	$57,730
Financial institutions	72,154	41,815
Mortgage and real estate(2)	17,931	18,411
Installment and other(3)	23,104	25,529
Lease financing	72	235
Total	$170,667	$143,720
In offices outside North America(1)
Commercial and industrial	$96,886	$92,856
Financial institutions	27,054	27,276
Mortgage and real estate(2)	9,856	8,136
Installment and other(3)	34,100	25,800
Lease financing	47	40
Governments and official institutions	5,070	3,630
Total	$173,013	$157,738
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$343,680	$301,458
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$17	$(72)
Corporate loans, net of unearned income(4)(5)(6)	$343,697	$301,386

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
(4)Corporate loans are net of unearned income of ($1.1) billion and ($969) million at December 31, 2025 and 2024, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at December 31, 2025 and 2024, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the years ended December 31, 2025 and 2024.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 24.

The Company sold and/or reclassified to held-for-sale $4.9 billion and $5.2 billion of corporate loans during the years ended December 31, 2025 and 2024, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2025 or 2024.

Delinquency Status
Citi generally does not manage corporate loans on a delinquency basis. See “Loans—Corporate Loans” and “Allowance for Credit Losses (ACL)—Corporate Loans, HTM Securities and Other Assets” in Note 1 for Citi’s policies related to corporate loans, including its non-accrual policy.
While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type:

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$162	$53	$215	$1,141	$150,416	$151,772
Financial institutions	5	—	5	65	98,808	98,878
Mortgage and real estate	35	2	37	627	27,122	27,786
Lease financing	—	1	1	—	118	119
Other	107	8	115	168	58,038	58,321
Loans at fair value	N/A	N/A	N/A	N/A	N/A	6,804
Total(5)	$309	$64	$373	$2,001	$334,502	$343,680

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2024

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$183	$35	$218	$542	$147,914	$148,674
Financial institutions	8	—	8	73	68,297	68,378
Mortgage and real estate	6	2	8	567	25,971	26,546
Lease financing	—	1	1	—	275	276
Other	62	16	78	195	49,552	49,825
Loans at fair value	N/A	N/A	N/A	N/A	N/A	7,759
Total(5)	$259	$54	$313	$1,377	$292,009	$301,458

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
(5)Excludes $17 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2025 and 2024, respectively.
N/A Not applicable

Citigroup has a risk management process to monitor, evaluate and manage the principal risks associated with its corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include the following:

•financial condition of the obligor
•qualitative assessment of management and strategy
•amount and sources of repayment
•amount and type of collateral and guarantee arrangements
•amount and type of any contingencies associated with the obligor
•the obligor’s industry and geography
The obligor risk ratings are defined by ranges of default probabilities. The facility risk ratings are defined by ranges of loss norms, which are the product of the probability of default and the loss given default. The investment-grade rating categories are similar to the category BBB-/Baa3 and above as defined by S&P and Moody’s. Loans classified according to the bank regulatory definitions as special mention, substandard, doubtful and loss will have risk ratings within the non-investment-grade categories.

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$40,283	$7,840	$5,461	$3,774	$2,051	$3,468	$28,011	$90,888
Financial institutions(4)	24,577	3,979	2,525	920	486	1,356	51,813	85,656
Mortgage and real estate	6,073	4,968	3,738	1,830	1,483	1,482	405	19,979
Other(5)	12,869	3,682	2,448	1,907	538	3,891	26,663	51,998
Total investment grade	$83,802	$20,469	$14,172	$8,431	$4,558	$10,197	$106,892	$248,521
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$27,614	$4,692	$3,746	$2,235	$634	$2,384	$18,438	$59,743
Financial institutions(4)	4,189	989	604	115	246	190	6,824	13,157
Mortgage and real estate	951	823	907	1,312	1,014	1,602	571	7,180
Other(5)	2,964	337	408	183	46	272	2,064	6,274
Non-accrual
Commercial and industrial(4)	216	4	99	70	35	61	656	1,141
Financial institutions	—	—	—	—	43	—	22	65
Mortgage and real estate	3	—	41	199	4	344	36	627
Other(5)	78	14	16	4	13	8	35	168
Total non-investment grade	$36,015	$6,859	$5,821	$4,118	$2,035	$4,861	$28,646	$88,355
Loans at fair value(6)								$6,804
Corporate loans, net of unearned income(7)	$119,817	$27,328	$19,993	$12,549	$6,593	$15,058	$135,538	$343,680

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior
Investment grade(3)
Commercial and industrial(4)	$36,039	$8,101	$5,035	$2,492	$1,225	$4,853	$32,862	$90,607
Financial institutions(4)	13,074	2,136	1,162	326	265	1,500	41,415	59,878
Mortgage and real estate	5,325	3,927	3,269	2,537	1,460	1,533	248	18,299
Other(5)	5,773	2,643	4,036	822	1,156	5,578	24,623	44,631
Total investment grade	$60,211	$16,807	$13,502	$6,177	$4,106	$13,464	$99,148	$213,415
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,937	$5,082	$3,576	$1,583	$318	$2,560	$19,468	$57,524
Financial institutions(4)	4,103	529	255	655	41	355	2,489	8,427
Mortgage and real estate	801	1,112	1,936	1,400	770	1,190	472	7,681
Other(5)	1,227	592	427	261	190	274	2,304	5,275
Non-accrual
Commercial and industrial	43	78	48	17	7	44	305	542
Financial institutions(4)	—	—	—	55	—	—	18	73
Mortgage and real estate	16	2	104	107	28	279	31	567
Other(5)	1	—	1	18	—	19	156	195
Total non-investment grade	$31,128	$7,395	$6,347	$4,096	$1,354	$4,721	$25,243	$80,284
Loans at fair value(6)								$7,759
Corporate loans, net of unearned income(7)	$91,339	$24,201	$19,849	$10,274	$5,460	$18,185	$124,391	$301,458

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
(7)Excludes $17 million and $(72) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2025 and 2024, respectively.

Corporate Gross Credit Losses
The tables below detail gross credit losses recognized during the years ended December 31, 2025 and 2024, by year of loan origination:

	For the year ended December 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$24	$5	$—	$—	$—	$6	$139	$174
Financial institutions	—	—	—	—	—	—	9	9
Mortgage and real estate	—	—	—	—	—	12	10	22
Other(1)	7	—	141	—	62	2	25	237
Total	$31	$5	$141	$—	$62	$20	$183	$442

	For the year ended December 31, 2024
In millions of dollars	2024	2023	2022	2021	2020	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$18	$2	$3	$9	$20	$15	$184	$251
Financial institutions	—	—	—	—	—	1	9	10
Mortgage and real estate	1	37	11	1	—	85	29	164
Other(1)	1	—	—	12	—	17	38	68
Total	$20	$39	$14	$22	$20	$118	$260	$493

(1)    Other includes installment and other, lease financing and loans to governments and official institutions.

Non-Accrual Corporate Loans

	December 31, 2025		December 31, 2024
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$788	$295	$199	$86
Financial institutions	—	—	—	—
Mortgage and real estate	44	4	276	42
Other	121	24	185	174
Total non-accrual corporate loans with specific allowances	$953	$323	$660	$302
Non-accrual corporate loans without specific allowances
Commercial and industrial	$353		$343
Financial institutions	65		73
Mortgage and real estate	583		291
Lease financing	—		—
Other	47		10
Total non-accrual corporate loans without specific allowances	$1,048	N/A	$717	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the years ended December 31, 2025, 2024 and 2023 was $35 million, $65 million and $38 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi evaluates and may modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the years ended December 31, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the year ended December 31, 2025
In millions of dollars, except weighted-average term extension	Total modifications balance at December 31, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$286	$286	$—	14
Financial institutions	—	—	—	—
Mortgage and real estate	77	77	—	40
Other(5)	6	6	—	49
Total	$369	$369	$—

	For the year ended December 31, 2024
In millions of dollars, except weighted-average term extension	Total modifications balance at December 31, 2024(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$251	$251	$—	16
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	18
Other(5)	—	—	—	—
Total	$356	$356	$—

(1)The above tables reflect activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of December 31, 2025 and 2024.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $418 million and $878 million as of December 31, 2025 and 2024, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended December 31, 2025 and 2024:

	As of December 31, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$286	$278	$1	$7
Financial institutions	—	—	—	—
Mortgage and real estate	77	66	11	—
Other(2)	6	6	—	—
Total	$369	$350	$12	$7

	As of December 31, 2024(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$251	$251	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	105	105	—	—
Other(2)	—	—	—	—
Total	$356	$356	$—	$—

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to governments and official institutions.

Defaults of Modified Corporate Loans
Modified corporate loans to borrowers experiencing financial difficulty that subsequently defaulted during the year ended December 31, 2025 were approximately $7 million. No modified corporate loans to borrowers experiencing financial difficulty defaulted during the year ended December 31, 2024. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

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

See “Loans—Consumer Loans” and “Allowance for Credit Losses (ACL)—Consumer Loans” in Note 1 for Citi’s policies related to consumer loans, including non-accrual and charge-off policies.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$118,264	$426	$484	$215	$119,389	$125	$560	$685	$121
Home equity loans(7)(8)	2,810	26	36	—	2,872	23	82	105	—
Credit cards	168,738	2,373	2,545	—	173,656	—	—	—	2,545
Personal, small business and other(9)	33,084	96	31	—	33,211	5	152	157	1
Total	$322,896	$2,921	$3,096	$215	$329,128	$153	$794	$947	$2,667
In offices outside North America(5)
Residential mortgages(6)	$23,928	$35	$78	$—	$24,041	$—	$180	$180	$—
Credit cards(10)	14,128	256	317	—	14,701	—	323	323	93
Personal, small business and other(9)	40,143	128	49	—	40,320	—	168	168	—
Total	$78,199	$419	$444	$—	$79,062	$—	$671	$671	$93
Total excluding portfolio-layer hedges cumulative basis adjustments	$401,095	$3,340	$3,540	$215	$408,190	$153	$1,465	$1,618	$2,760
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$343
Total Citigroup(12)(13)					$408,533

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2024

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$113,613	$397	$349	$234	$114,593	$114	$409	$523	$128
Home equity loans(7)(8)	3,060	23	58	—	3,141	25	114	139	—
Credit cards	166,021	2,333	2,705	—	171,059	—	—	—	2,705
Personal, small business and other(9)	33,010	94	50	1	33,155	7	154	161	2
Total	$315,704	$2,847	$3,162	$235	$321,948	$146	$677	$823	$2,835
In offices outside North America(5)
Residential mortgages(6)	$24,358	$38	$60	$—	$24,456	$—	$155	$155	$—
Credit cards(10)	12,523	190	214	—	12,927	—	211	211	72
Personal, small business and other(9)	33,859	100	36	—	33,995	—	121	121	—
Total	$70,740	$328	$310	$—	$71,378	$—	$487	$487	$72
Total excluding portfolio-layer hedges cumulative basis adjustments	$386,444	$3,175	$3,472	$235	$393,326	$146	$1,164	$1,310	$2,907
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$(224)
Total Citigroup(12)(13)					$393,102

(1)Loans less than 30 days past due are presented as current.
(2)Includes $51 million and $281 million at December 31, 2025 and 2024, respectively, of residential first mortgages recorded at fair value.

(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $26.0 billion and $22.3 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2025. Excludes delinquencies on $25.9 billion and $17.6 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2024.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at December 31, 2025 and 2024, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.6 billion of residential mortgages outside North America related to Wealth at December 31, 2025. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $19.1 billion of residential mortgages outside North America related to Wealth at December 31, 2024.
(7)Includes less than $0.1 billion and less than $0.1 billion at December 31, 2025 and 2024, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of December 31, 2025, Wealth in North America includes $28.2 billion of loans, of which $26.0 billion are classifiably managed with 80% rated investment grade, and Wealth outside North America includes $30.6 billion of loans, of which $22.3 billion are classifiably managed with 56% rated investment grade. As of December 31, 2024, Wealth in North America includes $28.1 billion of loans, of which $25.9 billion are classifiably managed with 83% rated investment grade, and Wealth outside North America includes $25.4 billion of loans, of which $17.6 billion are classifiably managed with 56% rated investment grade. Such loans are presented as “current” above.
(10)Primarily relates to Mexico Consumer credit cards. While credit cards are generally not subject to non-accrual, Mexico Consumer credit cards cease accruing interest at 90 days past due and are charged off at 180 days past due.
(11)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 24.
(12)Consumer loans were net of unearned income of $971 million and $889 million at December 31, 2025 and 2024, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(13)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at December 31, 2025 and 2024, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees). During the years ended December 31, 2025 and 2024, the Company reversed accrued interest (primarily related to credit cards) of approximately $1.8 billion and $1.7 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

	For the years ended December 31,
In millions of dollars	2025	2024
In North America offices(1)
Residential first mortgages	$9	$9
Home equity loans	4	5
Personal, small business and other	2	1
Total	$15	$15
In offices outside North America(1)
Residential mortgages	$9	$9
Personal, small business and other	2	2
Total	$11	$11
Total Citigroup	$26	$26

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the years ended December 31, 2025 and 2024, the Company sold and/or reclassified to held-for-sale (HFS) approximately $38 million and $335 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the years ended December 31, 2025 and 2024. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 27), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses HFS (see “Significant Disposals” in Note 2).
Except for the acquisition of an approximate $700 million credit card portfolio during the year ended December 31, 2024, the Company did not have significant purchases of consumer loans classified as held-for-investment during the years ended December 31, 2025 and 2024.

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
With respect to Citi’s consumer loan portfolio outside of the U.S. as of December 31, 2025 and 2024 ($80.8 billion and $72.5 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	December 31, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$112	$2,309	$13,564
2024	143	1,600	7,973
2023	227	2,045	11,184
2022	368	2,877	15,199
2021	327	2,483	13,891
Prior	1,617	6,201	30,153
Total residential first mortgages	$2,794	$17,515	$91,964	$—	$7,116	$119,389
Home equity line of credit (pre-reset)	$232	$682	$1,506
Home equity line of credit (post-reset)	64	71	69
Home equity term loans	39	70	95
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	39	70	94
Total home equity loans	$335	$823	$1,670	$—	$44	$2,872
Credit cards	$23,473	$59,531	$85,390
Revolving loans converted to term loans(3)	1,742	843	160
Total credit cards(4)	$25,215	$60,374	$85,550	$—	$1,969	$173,108
Personal, small business and other
2025	$43	$475	$1,475
2024	82	382	616
2023	59	185	234
2022	44	99	98
2021	7	15	14
Prior	73	158	123
Total personal, small business and other(5)(6)	$308	$1,314	$2,560	$25,168	$3,029	$32,379
Total(7)	$28,652	$80,026	$181,744	$25,168	$12,158	$327,748

FICO score distribution—U.S. portfolio	December 31, 2024
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2024	$123	$2,213	$10,308
2023	223	2,451	12,936
2022	354	3,272	16,034
2021	312	2,745	14,651
2020	298	1,990	12,245
Prior	1,473	5,034	20,573
Total residential first mortgages	$2,783	$17,705	$86,747	$—	$7,358	$114,593
Home equity line of credit (pre-reset)	$266	$764	$1,597
Home equity line of credit (post-reset)	58	80	75
Home equity term loans	45	87	114
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
2020	—	1	2
Prior	45	86	111
Total home equity loans	$369	$931	$1,786	$—	$55	$3,141
Credit cards	$22,855	$59,574	$83,935
Revolving loans converted to term loans(3)	1,462	668	129
Total credit cards(4)	$24,317	$60,242	$84,064	$—	$1,874	$170,497
Personal, small business and other
2024	$96	$398	$1,219
2023	132	282	577
2022	131	180	271
2021	28	38	54
2020	2	2	4
Prior	94	152	150
Total personal, small business and other(5)(6)	$483	$1,052	$2,275	$25,860	$2,730	$32,400
Total(7)	$27,952	$79,930	$174,872	$25,860	$12,017	$320,631

(1)These personal, small business and other loans without a FICO score available include $25.2 billion and $25.9 billion of Private Bank loans as of December 31, 2025 and 2024, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of December 31, 2025 and 2024, approximately 80% and 83% of these loans, respectively, were rated investment grade.
(2)FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)Not included in the tables above are $52 million and $33 million of revolving credit card loans outside of the U.S. that were converted to term loans as of December 31, 2025 and 2024, respectively.
(4)Excludes $548 million and $562 million of balances related to Canada for December 31, 2025 and 2024, respectively.
(5)Excludes $832 million and $755 million of balances related to Canada for December 31, 2025 and 2024, respectively.
(6)Includes approximately $14 million and $22 million of personal revolving loans that were converted to term loans for December 31, 2025 and 2024, respectively.
(7)Excludes $343 million and $(224) million of unallocated portfolio-layer hedges cumulative basis adjustments at December 31, 2025 and 2024, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the years ended December 31, 2025 and 2024, by year of loan origination:

In millions of dollars	For the year ended December 31, 2025
Residential first mortgages
2025	$—
2024	6
2023	3
2022	12
2021	4
Prior	55
Total residential first mortgages	$80
Home equity line of credit (pre-reset)	$5
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$6
Credit cards	$9,329
Revolving loans converted to term loans	311
Total credit cards	$9,640
Personal, small business and other
2025	$213
2024	262
2023	164
2022	93
2021	37
Prior	162
Total personal, small business and other	$931
Total Citigroup	$10,657

In millions of dollars	For the year ended December 31, 2024
Residential first mortgages
2024	$—
2023	1
2022	—
2021	—
2020	—
Prior	47
Total residential first mortgages	$48
Home equity line of credit (pre-reset)	$15
Home equity line of credit (post-reset)	2
Home equity term loans	2
Total home equity loans	$19
Credit cards	$9,069
Revolving loans converted to term loans	265
Total credit cards	$9,334
Personal, small business and other
2024	$171
2023	204
2022	165
2021	64
2020	25
Prior	171
Total personal, small business and other	$800
Total Citigroup	$10,201

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

LTV distribution—U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$12,061	$4,163	$—
2024	7,845	2,181	3
2023	12,637	1,288	3
2022	18,144	1,378	23
2021	17,495	276	6
Prior	40,567	348	28
Total residential first mortgages	$108,749	$9,634	$63	$943	$119,389
Home equity loans (pre-reset)	$2,348	$42	$32
Home equity loans (post-reset)	375	13	21
Total home equity loans	$2,723	$55	$53	$41	$2,872
Total(2)	$111,472	$9,689	$116	$984	$122,261

LTV distribution—U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2024	$9,196	$3,550	$1
2023	13,973	2,036	2
2022	18,546	2,078	42
2021	18,247	472	33
2020	15,434	226	1
Prior	28,797	351	25
Total residential first mortgages	$104,193	$8,713	$104	$1,583	$114,593
Home equity loans (pre-reset)	$2,514	$26	$45
Home equity loans (post-reset)	435	3	9
Total home equity loans	$2,949	$29	$54	$109	$3,141
Total(2)	$107,142	$8,742	$158	$1,692	$117,734

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $343 million and $(224) million of unallocated portfolio-layer cumulative basis adjustments at December 31, 2025 and 2024, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$2,576	$207	$—
2024	2,825	275	—
2023	2,062	727	150
2022	2,283	630	415
2021	2,168	648	345
Prior	7,712	456	67
Total	$19,626	$2,943	$977	$495	$24,041

LTV distribution—outside of U.S. portfolio(1)	December 31, 2024
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2024	$2,808	$421	$—
2023	2,406	654	412
2022	2,579	462	698
2021	2,505	426	657
2020	1,739	326	176
Prior	7,642	148	8
Total	$19,679	$2,437	$1,951	$389	$24,456

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of December 31, 2025 and 2024, mortgage portfolios outside of the U.S. had an average LTV of approximately 56% and 58%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q25 NCL ratio
Residential mortgages(3)	$24,041	$—	$24,041	0.15%	0.32%	0.15%
Credit cards	14,701	—	14,701	1.74	2.16	6.40
Personal, small business and other(4)	40,320	22,297	18,023	0.71	0.27	1.31
Total	$79,062	$22,297	$56,765	0.74%	0.78%	1.87%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2024	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	4Q24 NCL ratio
Residential mortgages(3)	$24,456	$—	$24,456	0.16%	0.25%	0.06%
Credit cards	12,927	—	12,927	1.47	1.66	4.91
Personal, small business and other(4)	33,995	17,553	16,442	0.61	0.22	1.02
Total	$71,378	$17,553	$53,825	0.61%	0.58%	1.39%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of December 31, 2025 and 2024, approximately 56% and 56% of these loans, respectively, were rated investment grade.
(3)    Includes $18.6 billion and $19.1 billion as of December 31, 2025 and 2024, respectively, of residential mortgages related to Wealth.
(4)    Includes $30.6 billion and $25.4 billion as of December 31, 2025 and 2024, respectively, of loans related to Wealth.

Consumer Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi’s significant consumer modification programs are described below.

Credit Cards
Citi evaluates and assists credit card borrowers who are experiencing financial difficulty by offering long-term loan modification programs. These modifications generally involve reducing the interest rate on the credit card, placing the customer on a fixed payment plan not to exceed 60 months and canceling the customer’s available line of credit. Citi also grants modifications to credit card borrowers working with third-party renegotiation agencies that seek to restructure customers’ entire unsecured debt. In certain situations, Citi may forgive a portion of an outstanding balance if the borrower pays a required amount.

Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi evaluates and assists residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the years ended December 31, 2025 and 2024, $41 million and $33 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $10 million and $9 million had gone through Chapter 7 bankruptcy during the years ended December 31, 2025 and 2024, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the years ended December 31, 2025 and 2024 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the year ended December 31, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at December 31, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted- average interest rate reduction %	Weighted- average term extension (months)	Weighted- average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.32%	$380	$3	$61	$301	$15	1%	178	10
Home equity loans	0.10	3	—	—	3	—	—	—	9
Credit cards	0.88	1,525	1,525	—	—	—	24	—	—
Personal, small business and other	0.09	29	1	—	—	28	8	18	—
Total	0.59%	$1,937	$1,529	$61	$304	$43
In offices outside North America(4)
Residential mortgages	0.15%	$35	$—	$—	$29	$6	2%	201	12
Credit cards	0.18	27	24	—	—	3	26	22	—
Personal, small business and other	0.10	40	11	—	—	29	7	25	—
Total	0.13%	$102	$35	$—	$29	$38

			For the year ended December 31, 2024
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at December 31, 2024(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted- average interest rate reduction %	Weighted- average term extension (months)	Weighted- average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.09%	$99	$1	$52	$36	$10	1%	165	8
Home equity loans	0.10	3	—	—	2	1	2	163	10
Credit cards	0.84	1,432	1,430	—	2	—	24	—	4
Personal, small business and other	0.08	25	1	—	1	23	8	18	7
Total	0.48%	$1,559	$1,432	$52	$41	$34
In offices outside North America(4)
Residential mortgages	0.15%	$37	$—	$—	$34	$3	2%	189	12
Credit cards	0.13	17	17	—	—	—	23	—	—
Personal, small business and other	0.09	30	6	5	—	19	7	25	—
Total	0.12%	$84	$23	$5	$34	$22

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the years ended December 31, 2025 and 2024, Citi granted forgiveness of $1 million and $1 million in residential first mortgage loans, $134 million and $81 million in credit card loans and $3 million and $3 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of December 31, 2025 and 2024.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at December 31, 2025 and 2024.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the years ended December 31, 2025 and 2024.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the years ended December 31, 2025 and 2024:

	As of December 31, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$380	$128	$28	$224	$—
Home equity loans	3	1	—	2	—
Credit cards	1,525	1,190	212	123	277
Personal, small business and other	29	26	2	1	2
Total(2)	$1,937	$1,345	$242	$350	$279
In offices outside North America(1)
Residential mortgages	$35	$32	$2	$1	$1
Credit cards	27	23	3	1	1
Personal, small business and other	40	32	6	2	1
Total(2)	$102	$87	$11	$4	$3

	As of December 31, 2024
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$99	$40	$19	$40	$—
Home equity loans	3	1	—	2	—
Credit cards	1,432	1,081	211	140	291
Personal, small business and other	25	22	2	1	2
Total(2)	$1,559	$1,144	$232	$183	$293
In offices outside North America(1)
Residential mortgages	$37	$34	$2	$1	$—
Credit cards	17	16	1	—	—
Personal, small business and other	30	24	4	2	1
Total(2)	$84	$74	$7	$3	$1

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the years ended December 31, 2025 and 2024. Default is defined as 60 days past due:

		For the year ended December 31, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$34	$1	$21	$—	$12	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	165	165	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$201	$166	$21	$—	$14	$—	$—
In offices outside North America(3)
Residential mortgages	$5	$—	$—	$4	$1	$—	$—
Credit cards(4)	3	3	—	—	—	—	—
Personal, small business and other	9	1	—	—	8	—	—
Total	$17	$4	$—	$4	$9	$—	$—

		For the year ended December 31, 2024
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$31	$—	$28	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	211	211	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$243	$211	$28	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$4	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	5	—	—	—	5	—	—
Total	$10	$1	$—	$4	$5	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

16. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2025	2024	2023
Allowance for credit losses on loans (ACLL) at beginning of year	$18,574	$18,145	$16,974
Adjustments to opening balance
Financial instruments—TDRs and vintage disclosures(1)	—	—	(352)
Adjusted ACLL at beginning of year	$18,574	$18,145	$16,622
Gross credit losses on loans	$(11,099)	$(10,694)	$(7,881)
Gross recoveries on loans	2,002	1,694	1,444
Net credit losses on loans (NCLs)	$(9,097)	$(9,000)	$(6,437)
Replenishment of NCLs	$9,097	$9,000	$6,437
Net reserve builds (releases) for loans	368	791	1,272
Net specific reserve builds (releases) for loans	32	(65)	77
Total provision for credit losses on loans (PCLL)	$9,497	$9,726	$7,786
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(2)	—	23	—
Other, net (see table below)	273	(320)	174
ACLL at end of year	$19,247	$18,574	$18,145
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of year(3)	$1,601	$1,728	$2,151
Provision (release) for credit losses on ACLUC	202	(119)	(425)
Other, net	30	(8)	2
ACLUC at end of year(3)	$1,833	$1,601	$1,728
Total ACLL and ACLUC	$21,080	$20,175	$19,873
Allowance for credit losses on other assets at beginning of year	$1,865	$1,788	$123
NCLs on other assets	(46)	(26)	(72)
Provision (release) for credit losses on other assets	467	362	1,762
Other, net(4)	(2,139)	(259)	(25)
Allowance for credit losses on other assets at end of year	$147	$1,865	$1,788
Allowance for credit losses on HTM debt securities at beginning of year	$137	$95	$120
Provision (release) for credit losses on HTM debt securities	12	50	(24)
Other, net	(3)	(8)	(1)
Allowance for credit losses on HTM debt securities at end of year	$146	$137	$95
Total ACL	$21,373	$22,177	$21,756

Other, net details (ACLL)
In millions of dollars	2025	2024	2023
Reclasses of consumer ACLL to HFS	$(29)	$—	$—
FX translation and other	302	(320)	174
Other, net (ACLL)	$273	$(320)	$174

(1)See “Accounting Changes” in Note 1.
(2)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $24 million, $52 million and $26 million during the years ended December 31, 2025, 2024 and 2023, respectively. The related ACLL amounts were immaterial.
(3)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(4)The decrease at December 31, 2025 in Other ACL reflects the $2.6 billion reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026) (see “Sale of AO Citibank” in Note 2), partially offset by FX translation.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans at December 31, 2025

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,556	$16,018	$18,574
Charge-offs	(442)	(10,657)	(11,099)
Recoveries	77	1,925	2,002
Replenishment of NCLs	365	8,732	9,097
Net reserve builds (releases)	422	(54)	368
Net specific reserve builds (releases)	20	12	32
Other	55	218	273
Ending balance	$3,053	$16,194	$19,247
ACLL
Collectively evaluated	$2,730	$16,144	$18,874
Individually evaluated	323	51	374
Purchased credit deteriorated	—	(1)	(1)
Total ACLL	$3,053	$16,194	$19,247
Loans, net of unearned income
Collectively evaluated	$334,892	$408,225	$743,117
Individually evaluated	2,001	149	2,150
Purchased credit deteriorated	—	108	108
Held at fair value	6,804	51	6,855
Total loans, net of unearned income	$343,697	$408,533	$752,230

Changes in the ACL (December 31, 2025 vs. December 31, 2024)
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of December 31, 2025 was $21,373 million, a decrease of $804 million from $22,177 million at December 31, 2024, driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026), largely offset by ACL builds and changes in FX during the year.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of December 31, 2025 was $16,194 million, an increase of $176 million from $16,018 million at December 31, 2024. The increase was driven by changes in the macroeconomic outlook, FX translation on the ACLL and higher volume, largely offset by changes in credit quality.

Corporate ACLL
Citi’s total corporate ACLL as of December 31, 2025 was $3,053 million, an increase of $497 million from $2,556 million at December 31, 2024. The increase was primarily driven by changes in credit quality, changes in the macroeconomic outlook and higher net lending activity.

ACLUC
As of December 31, 2025, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,833 million, an increase of $232 million from $1,601 million at December 31, 2024. The increase was primarily driven by changes in the macroeconomic outlook, changes in credit quality and higher net lending activity.

ACL on Other Assets
As of December 31, 2025, Citi’s total allowance on other assets was $147 million, a decrease of $1,718 million from $1,865 million at December 31, 2024. The decrease was driven by the reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026).

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans at December 31, 2024

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,714	$15,431	$18,145
Charge-offs	(493)	(10,201)	(10,694)
Recoveries	96	1,598	1,694
Replenishment of NCLs	397	8,603	9,000
Net reserve builds (releases)	(67)	858	791
Net specific reserve builds (releases)	(63)	(2)	(65)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year(1)	—	23	23
Other	(28)	(292)	(320)
Ending balance	$2,556	$16,018	$18,574
ACLL
Collectively evaluated	$2,254	$15,967	$18,221
Individually evaluated	302	38	340
Purchased credit deteriorated	—	13	13
Total ACLL	$2,556	$16,018	$18,574
Loans, net of unearned income
Collectively evaluated	$292,250	$392,562	$684,812
Individually evaluated	1,377	134	1,511
Purchased credit deteriorated	—	125	125
Held at fair value	7,759	281	8,040
Total loans, net of unearned income	$301,386	$393,102	$694,488

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $52 million during the year ended December 31, 2024.

Allowance for Credit Losses on Loans (ACLL) at December 31, 2023

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,855	$14,119	$16,974
Adjustments to opening balance:
Financial Instruments—TDRs and vintage disclosures(1)	—	(352)	(352)
Adjusted ACLL at beginning of year	$2,855	$13,767	$16,622
Charge-offs	$(328)	$(7,553)	$(7,881)
Recoveries	78	1,366	1,444
Replenishment of NCLs	250	6,187	6,437
Net reserve builds (releases)	(168)	1,440	1,272
Net specific reserve builds (releases)	39	38	77
Other	(12)	186	174
Ending balance	$2,714	$15,431	$18,145

(1)    See “Accounting Changes” in Note 1.

For the ACL on AFS debt securities, see Note 14.

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(80)	(80)
Gross recoveries	—	—	34	34
Net credit losses (NCLs)	$—	$—	$(46)	$(46)
Replenishment of NCLs	$—	$—	$46	$46
Net reserve builds (releases)	(2)	2	421	421
Total provision for credit losses	$(2)	$2	$467	$467
Other, net(2)	$—	$—	$(2,139)	$(2,139)
Allowance for credit losses on other assets at end of year	$23	$5	$119	$147

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.
(2)The decrease at December 31, 2025 in Other ACL reflects the $2.6 billion reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026) (see “Sale of AO Citibank” in Note 2), partially offset by FX translation.

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

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

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

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

17.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets(1)	Banking(1)	USPB	Wealth	All Other	Total
Balance at December 31, 2022	$2,167	$5,785	$1,034	$5,273	$4,468	$964	$19,691
Foreign currency translation	47	85	5	125	1	144	407
Balance at December 31, 2023	$2,214	$5,870	$1,039	$5,398	$4,469	$1,108	$20,098
Foreign currency translation	(162)	(196)	(37)	(179)	(2)	(206)	(782)
Divestitures(2)	—	—	—	—	(16)	—	(16)
Balance at December 31, 2024	$2,052	$5,674	$1,002	$5,219	$4,451	$902	$19,300
Foreign currency translation	89	159	26	123	2	125	524
Impairment of goodwill(3)	—	—	—	—	—	(726)	(726)
Balance at December 31, 2025	$2,141	$5,833	$1,028	$5,342	$4,453	$301	$19,098

(1)    In 2023, goodwill of approximately $537 million was transferred from Banking to Markets related to business realignment. Prior-period amounts have been revised to conform with the current presentation. See Note 3.
(2)    Goodwill allocated to the global fiduciary and trust administration services business was classified as HFS during the third quarter of 2024.
(3)    In connection with the agreed-upon bid received for Banamex, a goodwill impairment of $726 million ($714 million after-tax) was incurred in the Mexico Consumer/SBMM reporting unit of All Other—Legacy Franchises during the third quarter.

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
There were no additional impairment charges incurred as a result of any other interim goodwill impairment tests performed through the third quarter of 2025.

During the fourth quarter of 2025, Citi performed its annual goodwill impairment test, which resulted in no impairment of any of Citi’s reporting units’ goodwill. No additional triggering events were identified and no goodwill was impaired during the fourth quarter of 2025.
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
For additional information regarding Citi’s goodwill impairment testing process, see “Goodwill” in Note 1 for Citi’s accounting policy for goodwill and Note 3 for a description of Citi’s operating segments.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2025			December 31, 2024
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,639	$676	$5,315	$4,507	$808
Credit card contract-related intangibles(2)	4,579	1,987	2,592	4,586	1,905	2,681
Other customer relationships	321	291	30	325	278	47
Present value of future profits	35	35	—	31	30	1
Indefinite-lived intangible assets	227	—	227	197	—	197
Intangible assets (excluding MSRs)	$10,477	$6,952	$3,525	$10,454	$6,720	$3,734
Mortgage servicing rights (MSRs)(3)	759	—	759	760	—	760
Total intangible assets	$11,236	$6,952	$4,284	$11,214	$6,720	$4,494

The changes in intangible assets were as follows:

	Net carrying amount at	Acquisitions/renewals/divestitures				Net carrying amount at
In millions of dollars	December 31, 2024		Amortization	Impairments	FX translation and other	December 31, 2025
Purchased credit card relationships(1)	$808	$—	$(132)	$—	$—	$676
Credit card contract-related intangibles(2)	2,681	1	(92)	—	2	2,592
Other customer relationships	47	2	(20)	—	1	30
Present value of future profits	1	—	(1)	—	—	—
Indefinite-lived intangible assets	197	—	—	—	30	227
Intangible assets (excluding MSRs)	$3,734	$3	$(245)	$—	$33	$3,525
Mortgage servicing rights (MSRs)(3)	760					759
Total intangible assets	$4,494					$4,284

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 23.

Intangible assets amortization expense was $245 million, $371 million and $370 million for 2025, 2024 and 2023, respectively. Intangible assets amortization expense is estimated to be $235 million in 2026, $226 million in 2027, $215 million in 2028, $183 million in 2029 and $143 million in 2030.

18.  DEPOSITS

Deposits consisted of the following:

	December 31,
In millions of dollars	2025	2024
Non-interest-bearing deposits in U.S. offices	$121,610	$123,338
Interest-bearing deposits in U.S. offices (including $1,862 and $1,262 as of December 31, 2025 and 2024, respectively, at fair value)	613,052	551,547
Total deposits in U.S. offices(1)	$734,662	$674,885
Non-interest-bearing deposits in offices outside the U.S. (including $1,218 and $383 as of December 31, 2025 and 2024, respectively, at fair value)	$87,041	$84,349
Interest-bearing deposits in offices outside the U.S. (including $1,142 and $1,963 as of December 31, 2025 and 2024, respectively, at fair value)	581,870	525,224
Total deposits in offices outside the U.S.(1)	$668,911	$609,573
Total deposits	$1,403,573	$1,284,458

(1)    The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.

At December 31, 2025 and 2024, time deposits in denominations that met or exceeded the insured limit were as follows:

	December 31,
In millions of dollars	2025	2024
U.S. offices(1)(2)	$45,271	$41,153
Offices outside the U.S.(1)(3)(4)	151,145	146,109
Total	$196,416	$187,262

(1)    The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.
(2)    Represents time deposits in U.S. offices in denominations that met or exceeded $250,000.
(3)    Time deposits in offices outside the U.S. are assumed to be a depositor’s account as single account ownership.
(4)    The insurance coverage is applied in sequence of checking, savings and short- and long-term time deposits accounts.

At December 31, 2025, the maturities of time deposits were as follows:

In millions of dollars	U.S.	Outside U.S.	Total
2026	$87,485	$158,027	$245,512
2027	715	1,660	2,375
2028	561	26	587
2029	242	22	264
2030	141	51	192
After 5 years	130	4	134
Total	$89,274	$159,790	$249,064

19.  DEBT

Short-Term Borrowings

	December 31,
	2025		2024
In millions of dollars	Balance	Weighted- average coupon(1)	Balance	Weighted- average coupon(1)
Commercial paper
Bank(2)	$10,050		$15,127
Broker-dealer and other(3)	9,891		13,789
Total commercial paper	$19,941	4.07%	$28,916	4.85%
Other borrowings(4)	31,937	3.79	19,589	4.67
Total	$51,878		$48,505

(1)The weighted-average coupon excludes structured notes accounted for at fair value and the effect of hedges.
(2)Represents Citibank entities as well as other bank entities.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(4)Includes borrowings from Federal Home Loan Banks and other market participants. At December 31, 2025 and 2024, collateralized short-term advances from Federal Home Loan Banks were $6.0 billion and $5.0 billion, respectively.

Some of Citigroup’s non-bank subsidiaries have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank. Borrowings under these facilities are secured in accordance with Section 23A of the Federal Reserve Act.

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted- average coupon(1)	Maturities	2025	2024
Citigroup Inc.(2)
Senior debt	3.91%	2026–2098	$147,154	$133,519
Subordinated debt(3)	5.21	2026–2046	29,068	28,883
Trust preferred securities	10.24	2036–2040	1,633	1,622
Bank(4)
Senior debt	4.55	2026–2039	36,481	35,470
Broker-dealer(5)
Senior debt	4.25	2026–2070	101,491	87,806
Total	4.29%		$315,827	$287,300
Senior debt			$285,126	$256,795
Subordinated debt(3)			29,068	28,883
Trust preferred securities			1,633	1,622
Total			$315,827	$287,300

(1)The weighted-average coupon excludes structured notes accounted for at fair value and the effect of hedges.
(2)Represents the parent holding company.
(3)Includes notes that are subordinated within certain countries, regions or subsidiaries.
(4)Represents Citibank entities as well as other bank entities. At December 31, 2025 and 2024, collateralized long-term advances from the Federal Home Loan Banks were $3.0 billion and $8.5 billion, respectively.
(5)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line. Balances primarily relate to senior debt.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2025, the Company’s overall weighted-average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 4.29% on a contractual basis and 4.36% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2026	2027	2028	2029	2030	Thereafter	Total
Citigroup Inc.(1)	$13,826	$12,482	$24,460	$10,107	$14,942	$102,038	$177,855
Bank	11,998	7,165	3,386	2,772	5,969	5,191	36,481
Broker-dealer	21,031	15,620	11,539	8,422	8,626	36,253	101,491
Total	$46,855	$35,267	$39,385	$21,301	$29,537	$143,482	$315,827

(1)    Represents the parent holding company.

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2025:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Notional amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Oct. 2010	89,840,000	2,246	3 mo. SOFR +663.161 bps(3)	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

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
The following table presents for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup			Citibank
		Well- capitalized minimum	December 31, 2025	December 31, 2024	Well- capitalized minimum	December 31, 2025	December 31, 2024
CET1 Capital			$157,099	$155,363		$158,202	$153,483
Tier 1 Capital			179,675	174,527		160,338	155,613
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			216,468	205,827		175,949	173,060
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			206,170	197,371		168,005	165,581
Total risk-weighted assets—Standardized Approach			1,192,174	1,139,988		1,006,961	998,817
Total risk-weighted assets—Advanced Approaches			1,316,371	1,280,190		1,104,193	1,109,387
Quarterly adjusted average total assets(1)			2,685,119	2,433,364		1,864,383	1,726,312
Total Leverage Exposure(2)			3,276,212	2,985,418		2,374,748	2,195,386
CET1 Capital ratio(3)	4.5%	N/A	13.18%	13.63%	6.5%	14.33%	13.83%
Tier 1 Capital ratio(3)	6.0	6.0%	13.65	15.31	8.0	14.52	14.03
Total Capital ratio(3)	8.0	10.0	15.66	15.42	10.0	15.22	14.93
Leverage ratio	4.0	N/A	6.69	7.17	5.0	8.60	9.01
Supplementary Leverage ratio	3.0	N/A	5.48	5.85	6.0	6.75	7.09

(1)Leverage ratio denominator.
(2)Supplementary Leverage ratio denominator.
(3)Citi’s binding CET1 Capital ratio was derived under the Basel III Standardized Approach, whereas Citi’s binding Tier 1 Capital and Total Capital ratios were derived under the Basel III Advanced Approaches framework as of December 31, 2025. In prior periods, Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework. Citibank’s binding CET1 Capital, Tier 1 Capital and Total Capital ratios were derived under the Basel III Advanced Approaches framework for both periods presented.
N/A  Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agencies definitions as of December 31, 2025 and 2024.

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

In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $12.7 billion and $5.5 billion in dividends indirectly from Citibank through its holding company during 2025 and 2024, respectively.

21.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2022	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$—	$(47,062)
Adjustment to opening balance, net of taxes(6)	—	—	—	—	—	—	27	27
Adjusted balance, beginning of period	$(5,998)	$842	$(2,522)	$(5,755)	$(33,637)	$8	$27	$(47,035)
Other comprehensive income before reclassifications	2,266	(1,553)	(327)	(416)	752	(16)	7	713
Increase (decrease) due to amounts reclassified from AOCI	(12)	2	1,443	121	—	(32)	—	1,522
Change, net of taxes	$2,254	$(1,551)	$1,116	$(295)	$752	$(48)	$7	$2,235
Balance, December 31, 2023	$(3,744)	$(709)	$(1,406)	$(6,050)	$(32,885)	$(40)	$34	$(44,800)
Other comprehensive income before reclassifications	913	(429)	405	242	(5,162)	2	19	(4,010)
Increase (decrease) due to amounts reclassified from AOCI	(6)	17	781	181	—	(14)	(1)	958
Change, net of taxes	$907	$(412)	$1,186	$423	$(5,162)	$(12)	$18	$(3,052)
Balance, December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Banamex equity interest sale(7)	(34)	—	—	214	2,243	1	(11)	2,413
Other comprehensive income before reclassifications	1,842	(1,058)	(202)	(276)	2,775	15	(11)	3,085
Increase (decrease) due to amounts reclassified from AOCI	(211)	36	432	185	13	2	—	457
Change, net of taxes	$1,597	$(1,022)	$230	$123	$5,031	$18	$(22)	$5,955
Balance, December 31, 2025	$(1,240)	$(2,143)	$10	$(5,504)	$(33,016)	$(34)	$30	$(41,897)

Change in Noncontrolling interests’ AOCI, not included above:
For the years ended December 31,
2025	$19	$—	$—	$(23)	$129	$—	$—	$125
2024	(11)	—	—	—	(50)	—	—	(61)
2023	43	—	—	—	41	—	—	84

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 26.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, euro, Polish zloty, Singapore dollar, Brazilian real and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2025. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, euro, Egyptian pound, Chilean peso, Japanese yen and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2024. Primarily reflects the movements in (by order of impact) the Mexican peso, Polish zloty, euro, Brazilian real, Russian ruble and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2023. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Banamex insurance subsidiary within Mexico Consumer/SBMM and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $501 million and $413 million at December 31, 2025 and 2024, respectively.
(6)See “Accounting Changes” in Note 1.
(7)Represents Banamex equity interest sale on sale effective date. See “Sale of 25% Equity Stake in Banamex” in Note 2.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2022	$(55,253)	$8,191	$(47,062)
Adjustment to opening balance(2)	39	(12)	27
Adjusted balance, beginning of year	$(55,214)	$8,179	$(47,035)
Change in net unrealized gains (losses) on debt securities	3,136	(882)	2,254
Debt valuation adjustment (DVA)	(2,078)	527	(1,551)
Cash flow hedges	1,480	(364)	1,116
Benefit plans	(353)	58	(295)
Foreign currency translation adjustment (CTA)	665	87	752
Excluded component of fair value hedges	(70)	22	(48)
Long-duration insurance contracts	12	(5)	7
Change	$2,792	$(557)	$2,235
Balance, December 31, 2023	$(52,422)	$7,622	$(44,800)
Change in net unrealized gains (losses) on debt securities	1,160	(253)	907
DVA	(573)	161	(412)
Cash flow hedges	1,570	(384)	1,186
Benefit plans	576	(153)	423
CTA	(4,759)	(403)	(5,162)
Excluded component of fair value hedges	(19)	7	(12)
Long-duration insurance contracts	28	(10)	18
Change	$(2,017)	$(1,035)	$(3,052)
Balance, December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	2,059	(462)	1,597
DVA	(1,285)	263	(1,022)
Cash flow hedges	290	(60)	230
Benefit plans	158	(35)	123
CTA	5,071	(40)	5,031
Excluded component of fair value hedges	22	(4)	18
Long-duration insurance contracts	(32)	10	(22)
Change	$6,283	$(328)	$5,955
Balance, December 31, 2025	$(48,156)	$6,259	$(41,897)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related pretax amount.
(2)    See “Accounting Changes” in Note 1.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2025	2024	2023
Realized (gains) losses on sales of investments	$(471)	$(328)	$(188)
Gross impairment losses	184	323	188
Subtotal, pretax	$(287)	$(5)	$—
Tax effect	76	(1)	(12)
Net realized (gains) losses on investments, after-tax(1)	$(211)	$(6)	$(12)
Realized DVA (gains) losses on fair value option liabilities, pretax	$58	$23	$3
Tax effect	(22)	(6)	(1)
Net realized DVA, after-tax	$36	$17	$2
Interest rate contracts	$556	$1,027	$1,897
Foreign exchange contracts	13	3	4
Subtotal, pretax	$569	$1,030	$1,901
Tax effect	(137)	(249)	(458)
Amortization of cash flow hedges, after-tax(2)	$432	$781	$1,443
Amortization of unrecognized:
Prior service cost (benefit)	$(16)	$(17)	$(22)
Net actuarial loss	262	256	196
Curtailment/settlement impact(3)	6	2	(7)
Subtotal, pretax	$252	$241	$167
Tax effect	(67)	(60)	(46)
Amortization of benefit plans, after-tax(3)	$185	$181	$121
Excluded component of fair value hedges, pretax	$2	$(18)	$(43)
Tax effect	—	4	11
Excluded component of fair value hedges, after-tax	$2	$(14)	$(32)
Long-duration contracts, pretax	$—	$(1)	$—
Tax effect	—	—	—
Long-duration contracts, after-tax	$—	$(1)	$—
CTA, pretax	$14	$—	$—
Tax effect	(1)	—	—
CTA, after-tax(4)	$13	$—	$—
Total amounts reclassified out of AOCI, pretax	$608	$1,270	$2,028
Total tax effect	(151)	(312)	(506)
Total amounts reclassified out of AOCI, after-tax	$457	$958	$1,522

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 14.
(2)See Note 24.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

22.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of December 31, 2025	Redemption price per depositary share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	December 31, 2025	December 31, 2024
Series P(1)	April 24, 2015	May 15, 2025	N/A	$1,000	2,000,000	$—	$2,000
Series T(2)	April 25, 2016	August 15, 2026	6.250%	1,000	1,500,000	1,500	1,500
Series V(3)	January 23, 2020	January 30, 2025	N/A	1,000	1,500,000	—	1,500
Series W(4)	December 10, 2020	December 10, 2025	N/A	1,000	1,500,000	—	1,500
Series X(5)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	2,300
Series Y(6)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(7)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(8)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(9)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(10)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(11)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(12)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(13)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	—
Series GG(14)	July 23, 2025	August 15, 2030	6.875	1,000	2,700,000	2,700	—
Series HH(15)	December 10, 2025	February 15, 2031	6.625	1,000	2,500,000	2,500	—
						$20,050	$17,850

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
(3)Citi redeemed Series V in its entirety on January 30, 2025.
(4)Citi redeemed Series W in its entirety on December 10, 2025.
(5)Citi redeemed Series X in its entirety on February 18, 2026.
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
(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, February 15, 2031, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series HH reset date and every five years thereafter equal to the five-year treasury rate plus 3.001%, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

On February 3, 2026, Citi issued $800 million of Series II preferred stock and on February 12, 2026, Citi issued $1 billion of Series JJ preferred stock.

23. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,811	$27,811	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	129,615	—	129,615	3,413	—	—	112	3,525
Non-agency-sponsored	66,060	—	66,060	3,586	—	435	—	4,021
Citi-administered asset-backed commercial paper conduits	19,188	19,188	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	492	—	492	208	—	—	—	208
Asset-based financing(5)	391,983	8,738	383,245	63,351	606	17,996	—	81,953
Municipal securities tender option bond trusts (TOBs)	3,575	3,575	—	—	—	—	—	—
Municipal investments	21,953	—	21,953	2,723	2,841	3,666	—	9,230
Client intermediation	172	84	88	1	—	—	49	50
Investment funds	5,047	5	5,042	29	157	90	—	276
Total	$665,896	$59,401	$606,495	$73,311	$3,604	$22,187	$161	$99,263

	As of December 31, 2024
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,746	$29,746	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	120,568	—	120,568	2,387	—	—	123	2,510
Non-agency-sponsored	62,378	—	62,378	3,479	—	566	—	4,045
Citi-administered asset-backed commercial paper conduits	21,306	21,306	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	3,920	—	3,920	2,019	—	—	—	2,019
Asset-based financing(5)	268,498	7,947	260,551	54,349	735	13,185	—	68,269
Municipal securities tender option bond trusts (TOBs)	935	935	—	—	—	—	—	—
Municipal investments	20,280	3	20,277	2,360	2,730	2,502	—	7,592
Client intermediation	387	81	306	20	—	—	49	69
Investment funds	641	21	620	4	18	98	—	120
Total	$528,659	$60,039	$468,620	$64,618	$3,483	$16,351	$172	$84,624

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s December 31, 2025 and 2024 Consolidated Balance Sheet.
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
(5)    Included within this line are loans to third-party-sponsored private equity funds, which represent $138.7 billion and $45.5 billion in unconsolidated VIE assets and $1.7 billion and $824 million in maximum exposure to loss as of December 31, 2025 and 2024, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of December 31, 2025 and 2024, the Company’s maximum exposure to loss related to these transactions was $9.2 billion and $8.1 billion, respectively (see Notes 15 and 26);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets, Investments or Loans, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 14, 15 and 26);
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

	December 31,
In millions of dollars	2025	2024
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$105	$65
Trading account assets	7,488	6,971
Investments	2,724	739
Loans, net of unearned income
Consumer	31,181	32,958
Corporate	19,902	21,492
Loans, net of unearned income	$51,083	$54,450
Allowance for credit losses on loans	(2,142)	(2,376)
Total loans, net	$48,941	$52,074
Other assets	143	190
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$59,401	$60,039

	December 31,
In millions of dollars	2025	2024
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,690	$13,628
Long-term debt	5,419	5,271
Other liabilities	400	920
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$15,509	$19,819

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	December 31, 2025		December 31, 2024
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$435	$—	$566
Citi-administered asset-backed commercial paper conduits	—	—	—	—
Asset-based financing	—	17,996	—	13,185
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,666	—	2,502
Investment funds	—	90	—	98
Total funding commitments	$—	$22,187	$—	$16,351

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2025	December 31, 2024
Cash	$—	$—
Trading account assets	3.3	3.4
Investments	5.4	5.6
Total loans, net of allowance	67.6	58.4
Other	0.6	0.6
Total assets	$76.9	$68.0

Credit Card Securitizations
The Company securitizes credit card receivables through two revolving master trusts established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations: as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust.
The Company continues to maintain the credit card customer account relationships and provides servicing for the receivables transferred to the trusts. These trusts are consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts. Citigroup holds a seller’s interest and certain securities issued by the trusts, which could result in exposure to potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included on Citi’s Consolidated Balance Sheet.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2025	December 31, 2024
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$5.4	$5.2
Retained by Citigroup as trust-issued securities	2.5	3.7
Retained by Citigroup via non-certificated interests	20.7	22.1
Total	$28.6	$31.0

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2025	2024	2023
Proceeds from new securitizations	$2.0	$—	$1.5
Paydown of maturing notes	(1.9)	(1.7)	(2.4)

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
The Company securitizes mortgage loans generally through either a U.S. government-sponsored agency, or a private label (non-agency-sponsored mortgages)
securitization. Citi does not consolidate the securitization entities when it is not the servicer or its servicing relationship is deemed to be fiduciary (and therefore, does not have the power to direct the activities that most significantly impact the entities’ economic performance) or does not hold a beneficial interest that could be potentially significant to the securitization entities. Retained interests in non-consolidated agency-sponsored mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Other assets on Citigroup’s Consolidated Balance Sheet.

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2025		2024		2023
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$7.3	$9.8	$8.0	$9.4	$4.9	$4.8
Proceeds from new securitizations	7.5	7.3	8.2	8.8	4.9	3.5
Contractual servicing fees received	0.1	—	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.2	—	0.2	—	0.2
Purchases of previously transferred financial assets	0.1	—	0.1	—	—	—

Note: Excludes re-securitization transactions.

For non-consolidated mortgage securitization entities where the transfer of loans to the VIE meets the conditions for sale accounting, Citi recognizes a gain or loss based on the difference between the carrying value of the transferred assets and the proceeds received (generally cash but may be beneficial interests or servicing rights).

Agency and non-agency securitization gains for the year ended December 31, 2025 were $2.5 million and $247.8 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2024 were $0.4 million and $216.2 million, respectively, and $0.4 million and $88.7 million, respectively, for the year ended December 31, 2023.

	2025			2024
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$810	$879	$1,079	$783	$902	$1,058

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 26 for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2025
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	10.7%	3.3%	6.7%
Weighted-average constant prepayment rate	7.8%	13.8%	13.6%
Weighted-average anticipated net credit losses(2)	NM	0.4%	0.4%
Weighted-average life	7.0 years	4.0 years	5.9 years

	December 31, 2024
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	11.9%	2.6%	6.9%
Weighted-average constant prepayment rate	9.5%	17.7%	10.1%
Weighted-average anticipated net credit losses(2)	NM	0.2%	0.4%
Weighted-average life	6.8 years	3.2 years	7.5 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	December 31, 2025
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	6.5%	NM	8.8%
Weighted-average constant prepayment rate	9.2%	NM	26.1%
Weighted-average anticipated net credit losses(2)	NM	NM	0.5%
Weighted-average life	6.8 years	NM	2.6 years

	December 31, 2024
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted-average discount rate	7.2%	23.6%	NM
Weighted-average constant prepayment rate	5.7%	16.4%	NM
Weighted-average anticipated net credit losses(2)	NM	NM	NM
Weighted-average life	7.6 years	4.5 years	NM

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.
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

	December 31, 2025
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(25)	$—	$—
Adverse change of 20%	(48)	—	(1)
Constant prepayment rate
Adverse change of 10%	(27)	—	—
Adverse change of 20%	(53)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2024
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(28)	$—	$—
Adverse change of 20%	(55)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	(1)	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities at December 31:

	Securitized assets		90 days past due		Liquidation (gains) losses
In billions of dollars, except liquidation losses in millions	2025	2024	2025	2024	2025	2024
Securitized assets
Residential mortgages(1)	$33.0	$31.0	$0.3	$0.3	$(1.5)	$(0.6)
Commercial and other	30.1	31.1	—	—	—	—
Total	$63.1	$62.1	$0.3	$0.3	$(1.5)	$(0.6)

(1)     Securitized assets include $79 million of personal loan securitizations as of December 31, 2025.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized and the proceeds from new securitizations for the year ended December 31, 2025 were $1.8 billion and $1.8 billion, respectively, compared to $1.2 billion and $1.2 billion, respectively, as of December 31, 2024. The gains recognized on the securitization of consumer loans were $5.2 million and $5.1 million for the years ended December 31, 2025 and 2024.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi’s U.S. consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 26 for the valuation of MSRs). The MSRs correspond to principal loan balances of $59 billion and $56 billion as of December 31, 2025 and 2024, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2025	2024	2023
Servicing fees	$147	$127	$129
Late fees	2	1	4
Total MSR fees	$149	$128	$133

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2025 and 2024, Citi transferred agency securities with a fair value of approximately $31.8 billion and $22.8 billion, respectively, to re-securitization entities.
As of December 31, 2025, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.6 billion (including $1.9 billion related to re-securitization transactions executed in 2025), compared to $1.6 billion as of December 31, 2024 (including $977 million related to re-securitization transactions executed in 2024), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2025 and 2024 were approximately $83.4 billion and $76.8 billion, respectively.
As of December 31, 2025 and 2024, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
Citi acts as the administrator of multi-seller commercial paper conduits that provide clients with access to funding in the commercial paper markets by issuing commercial paper to third-party investors.
As administrator, the Company is responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, monitoring the quality and performance of the conduits’ assets and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit.
The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client, including overcollateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. At December 31, 2025 and 2024, the commercial paper conduits administered by Citi had approximately $19.2 billion and $21.3 billion of purchased assets outstanding and unfunded commitments of approximately $17.5 billion and $16.7 billion, respectively.
At December 31, 2025 and 2024, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 58 and 82 days, respectively.
The conduits have obtained letters of credit from the Company that total approximately $2.0 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. In the event that defaulted assets exceed the credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
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
In the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup’s conduits. At December 31, 2025 and 2024, the Company owned $9.2 billion and $6.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
The asset-backed commercial paper conduits are consolidated by Citi as primary beneficiary. The Company has determined that, through its roles as administrator and liquidity provider, it has both the power to direct the activities that most significantly impact the entities’ economic performance and an economic interest that could potentially be significant. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

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
The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In billions of dollars	2025	2024	2023
Cash flows received on retained interests and other net cash flows	$0.1	$0.3	$0.1
Purchases of previously transferred financial assets	—	—	—

In millions of dollars	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2023
Carrying value of retained interests	$207	$275	$604

    All of Citi’s retained interests were held-to-maturity securities as of December 31, 2025, 2024 and 2023.

Municipal Securities Tender Option Bond (TOB) Trusts
Municipal TOB trusts are consolidated VIEs that hold fixed- or floating-rate, taxable or tax-exempt securities issued by state and local governments and municipalities. TOB trusts finance the purchase of their municipal assets by issuing two classes of certificates: long-dated, floating rate certificates (Floaters) that are putable at par pursuant to a liquidity facility and residual interest certificates (Residuals). The Floaters are purchased by third-party investors, typically tax-exempt money market funds, and the Residuals are purchased by the Company and provide the Company with the unilateral power to cause the sale of the bonds held by a TOB trust.
Approximately $2.9 billion and $0.8 billion of putable Floaters issued by consolidated TOB trusts are reflected in Short-term borrowings at December 31, 2025 and 2024, respectively.

Municipal Investments
Municipal investment transactions include debt and equity interests in partnerships that:

•finance the construction and rehabilitation of low-income housing;
•facilitate lending in new or underserved markets; or
•finance the construction or operation of renewable municipal energy facilities.

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

	December 31, 2025		December 31, 2024
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$71,990	$12,699	$61,322	$9,693
Corporate loans	65,905	34,785	45,542	21,009
Other (including investment funds, airlines and shipping)	245,350	34,469	153,687	37,567
Total	$383,245	$81,953	$260,551	$68,269

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate contracts
Swaps	$412,754	$276,939	$16,768,436	$15,245,212
Futures and forwards	—	—	3,219,583	3,006,869
Written options	—	—	3,089,023	2,799,577
Purchased options	—	—	2,814,873	2,526,165
Total interest rate contracts	$412,754	$276,939	$25,891,915	$23,577,823
Foreign exchange contracts
Swaps	$42,205	$36,421	$9,307,564	$7,422,309
Futures, forwards and spot	59,253	55,671	5,108,296	4,028,135
Written options	—	—	885,093	1,022,109
Purchased options	—	—	851,426	1,013,884
Total foreign exchange contracts	$101,458	$92,092	$16,152,379	$13,486,437
Equity contracts
Swaps	$—	$—	$520,623	$323,751
Futures and forwards	—	—	107,399	73,437
Written options	—	—	809,293	581,659
Purchased options	—	—	654,093	436,702
Total equity contracts	$—	$—	$2,091,408	$1,415,549
Commodity and other contracts
Swaps	$—	$—	$78,205	$80,582
Futures and forwards	11,102	4,403	230,619	183,494
Written options	—	—	70,154	54,673
Purchased options	—	—	67,213	55,819
Total commodity and other contracts	$11,102	$4,403	$446,191	$374,568
Credit derivatives
Protection sold	$—	$—	$475,228	$439,146
Protection purchased	—	—	600,329	531,429
Total credit derivatives	$—	$—	$1,075,557	$970,575
Total derivative notionals	$525,314	$373,434	$45,657,450	$39,824,952

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2025 and 2024. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at December 31, 2025	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$342	$152
Cleared	52	134
Interest rate contracts	$394	$286
Over-the-counter	$893	$1,082
Cleared	—	—
Foreign exchange contracts	$893	$1,082
Total derivatives instruments designated as ASC 815 hedges	$1,287	$1,368
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$93,346	$82,794
Cleared	132,155	134,275
Exchange traded	16	17
Interest rate contracts	$225,517	$217,086
Over-the-counter	$157,116	$147,903
Cleared	3,672	3,877
Exchange traded	3	2
Foreign exchange contracts	$160,791	$151,782
Over-the-counter	$23,600	$35,370
Cleared	—	—
Exchange traded	45,707	43,831
Equity contracts	$69,307	$79,201
Over-the-counter	$22,131	$23,989
Exchange traded	557	593
Commodity and other contracts	$22,688	$24,582
Over-the-counter	$7,499	$8,952
Cleared	2,224	2,280
Credit derivatives	$9,723	$11,232
Total derivatives instruments not designated as ASC 815 hedges	$488,026	$483,883
Total derivatives	$489,313	$485,251
Less: Netting agreements(3)	$(406,408)	$(406,408)
Less: Netting cash collateral received/paid(4)	(27,471)	(20,629)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$55,434	$58,214
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,363)	$(58)
Less: Non-cash collateral received/paid	(5,047)	(4,386)
Total net receivables/payables(5)	$49,024	$53,770

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $227 billion, $136 billion and $43 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support annexes with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $11 billion of derivative asset and $15 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support annexes with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $13 billion of derivative asset and $15 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the years ended December 31, 2025, 2024 and 2023, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.

Fair Value Hedges
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
	2025		2024		2023
In millions of dollars	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(750)	$—	$(1,073)	$—	$(804)
Foreign exchange hedges	570	—	(112)	—	1,433	—
Commodity hedges	(3,351)	—	657	—	(46)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(2,781)	$(750)	$545	$(1,073)	$1,387	$(804)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$745	$—	$1,071	$—	$795
Foreign exchange hedges	(570)	—	112	—	(1,433)	—
Commodity hedges	3,351	—	(657)	—	46	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$2,781	$745	$(545)	$1,071	$(1,387)	$795
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(2)	205	—	36	—	2	—
Commodity hedges(3)	523	—	396	—	312	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$728	$—	$432	$—	$314	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $21 million and $(19) million for the years ended December 31, 2025 and 2024, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The year ended December 31, 2025 includes a gain (loss) of approximately $476 million and $47 million under the mark-to-market approach and amortization approach, respectively. The year ended December 31, 2024 includes a gain (loss) of approximately $321 million and $75 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2025 and 2024, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2025
AFS debt securities—specifically hedged(2)	$41,914	$177	$100
AFS debt securities—portfolio-layer method(2)(3)	35,528	133	132
Consumer loans—portfolio-layer method(4)	50,455	343	—
Corporate loans—portfolio-layer method(5)	4,164	17	(18)
Long-term debt	162,666	72	(2,978)
As of December 31, 2024
AFS debt securities—specifically hedged(2)	$55,786	$(348)	$(100)
AFS debt securities—portfolio-layer method(2)(3)	28,554	(193)	(67)
Consumer loans—portfolio-layer method(4)	53,700	(224)	—
Corporate loans—portfolio-layer method(5)	4,269	(72)	(12)
Long-term debt	147,910	(1,051)	(4,499)
(1)    Excludes physical commodities inventories with a carrying value of approximately $11.2 billion and $11.4 billion as of December 31, 2025 and 2024, respectively, which includes cumulative basis adjustments of approximately $0.1 billion and $0.8 billion, respectively, for active hedges.
(2)    Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)    The Company designated approximately $24.0 billion and $12.9 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2025 and 2024, respectively.
(4)    The Company designated approximately $26.0 billion and $17.0 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2025 and 2024, respectively.
(5)    The Company designated approximately $2.8 billion and $3.0 billion as the hedged amount in the portfolio-layer hedging relationship as of December 31, 2025 and 2024, respectively.

Cash Flow Hedges
The pretax change in AOCI from cash flow hedges is presented below:

In millions of dollars	2025	2024	2023
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(293)	$476	$(434)
Foreign exchange contracts	14	(7)	13
Total gain (loss) recognized in AOCI	$(279)	$469	$(421)
	Net interest income	Net interest income	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$(556)	$(1,027)	$(1,897)
Foreign exchange contracts	(13)	(3)	(4)
Total gain (loss) reclassified from AOCI into earnings	$(569)	$(1,030)	$(1,901)
Net pretax change in cash flow hedges included within AOCI	$290	$1,499	$1,480

(1)The amounts reclassified to earnings are included primarily in Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2025 is approximately $(0.1) billion. The maximum length of time over which forecasted cash flows are hedged is 13 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 21.

Net Investment Hedges
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(2.5) billion, $2.8 billion and $(1.4) billion for the years ended December 31, 2025, 2024 and 2023, respectively. The year ended December 31, 2025 includes a $1 million pretax loss and $464 million pretax loss related to net investment hedges, which were reclassified from AOCI into earnings (recorded in Other revenue) and Noncontrolling interest, respectively. See Notes 2 and 21.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions and to facilitate client transactions.
Citi manages counterparty credit risk arising from credit derivative contracts primarily through master netting agreements, credit support annexes and daily margin settlement requirements. A majority of Citi’s counterparties are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The range of credit derivatives entered into includes credit default swaps, total return swaps, credit options and credit-linked notes:

•A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a predefined credit event on a reference entity. These credit events are defined by the terms of the derivative contract and the reference entity and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference entity and, in a more limited range of transactions, debt restructuring. Credit derivative transactions that reference emerging market entities also typically include additional credit events to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference entities or asset-backed securities. If there is no credit event, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer. Under certain contracts, the seller of protection may not be required to make a payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

•A total return swap typically transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer receives a floating rate of interest and any depreciation on the reference asset from the protection seller and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the protection seller will be obligated to make a payment any time the floating interest rate payment plus any depreciation of the reference asset exceeds the cash flows associated with the underlying asset.
A total return swap may terminate upon a default of the reference asset or a credit event with respect to the reference entity, subject to the provisions of the related total return swap agreement between the protection seller and the protection buyer.
•A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of a reference entity. For example, in a credit spread option, the option writer assumes the obligation to purchase or sell credit protection on the reference entity at a specified “strike” spread level. The option purchaser buys the right to sell credit default protection on the reference entity to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset or other reference entity. The options usually terminate if a credit event occurs with respect to the underlying reference entity.
•A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note effectively provides credit protection to the issuer by agreeing to receive a return that could be negatively affected by credit events on the underlying reference entity. If the reference entity defaults, the note may be cash settled or physically settled by delivery of a debt security of the reference entity. Thus, the maximum amount of the note purchaser’s exposure is the amount paid for the credit-linked note.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by derivative form, rating of reference entity and maturity:

	Fair values		Notionals
In millions of dollars at December 31, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,691	$8,008	$529,748	$457,932
Total return swaps and other	2,032	3,224	70,581	17,296
Total by instrument	$9,723	$11,232	$600,329	$475,228
By rating of reference entity
Investment grade	$4,673	$4,701	$451,504	$382,219
Non-investment grade	5,050	6,531	148,825	93,009
Total by rating of reference entity	$9,723	$11,232	$600,329	$475,228
By maturity
Within 1 year	$1,366	$2,817	$173,546	$135,335
From 1 to 5 years	6,495	6,469	360,174	311,311
After 5 years	1,862	1,946	66,609	28,582
Total by maturity	$9,723	$11,232	$600,329	$475,228

(1)The fair value amount receivable is composed of $3,899 million under protection purchased and $5,824 million under protection sold.
(2)The fair value amount payable is composed of $9,275 million under protection purchased and $1,957 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2024	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$6,765	$6,545	$486,901	$431,005
Total return swaps and other	1,950	708	44,528	8,141
Total by instrument	$8,715	$7,253	$531,429	$439,146
By rating of reference entity
Investment grade	$4,578	$3,450	$405,271	$350,124
Non-investment grade	4,137	3,803	126,158	89,022
Total by rating of reference entity	$8,715	$7,253	$531,429	$439,146
By maturity
Within 1 year	$1,606	$1,166	$140,541	$118,885
From 1 to 5 years	5,625	4,906	342,608	295,503
After 5 years	1,484	1,181	48,280	24,758
Total by maturity	$8,715	$7,253	$531,429	$439,146

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2025 and 2024 was $16 billion and $15 billion, respectively. The Company posted $13 billion and $13 billion as collateral for this exposure in the normal course of business as of December 31, 2025 and 2024, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2025, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
The Company executes total return swaps that provide it with synthetic exposure to substantially all of the economic return of the securities or other financial assets referenced in the contract. In certain cases, the derivative transaction is accompanied by the Company’s transfer of the referenced financial asset to the derivative counterparty, most typically in response to the derivative counterparty’s desire to hedge, in whole or in part, its synthetic exposure under the derivative contract by holding the referenced asset in funded form. In certain jurisdictions these transactions qualify as sales, resulting in derecognition of the securities transferred (see “Transfers of Financial Assets” in Note 1 for further discussion of the related sale conditions for transfers of financial assets). For a significant portion of the transactions, the Company has also executed another total return swap where the Company passes on substantially all of the economic return of the referenced securities to a different third party seeking the exposure. In those cases, the Company is not exposed, on a net basis, to changes in the economic return of the referenced securities.
These transactions generally involve the transfer of the Company’s liquid government bonds, convertible bonds or publicly traded corporate equity securities from the trading portfolio and are executed with third-party financial institutions. The accompanying derivatives are typically total return swaps. The derivatives are cash settled and subject to ongoing margin requirements.
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $8.2 billion and $6.2 billion as of December 31, 2025 and 2024, respectively.
At December 31, 2025, the fair value of these previously derecognized assets was $8.0 billion. The fair value of the total return swaps as of December 31, 2025 was $103 million recorded as gross derivative assets and $69 million recorded as gross derivative liabilities. At December 31, 2024, the fair value of these previously derecognized assets was $5.8 billion, and the fair value of the total return swaps was $179 million recorded as gross derivative assets and $29 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2025, Citigroup’s most significant concentration of credit risk was in Trading-related assets (trading securities) and AFS and HTM securities (collectively referred to below as “securities exposure”) with the U.S. government and its agencies, foreign governments, and states and municipalities.
At December 31, 2025 and 2024, the Company’s securities exposure to the U.S. government and its agencies was $464 billion and $493 billion; to foreign governments was $287 billion and $209 billion; and to states and municipalities was $10 billion and $11 billion, respectively.

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
Under ASC 820-10, the probability of counterparty default is factored into the valuation of derivatives and other positions, and the impact of Citigroup’s own credit risk is factored into the valuation of derivatives and other liabilities that are measured at fair value. For more information regarding the fair value hierarchy and how the Company measures fair value, see “Fair Value” in Note 1.
The following section describes the valuation methodologies used by the Company to measure various financial instruments. Where appropriate, the description includes details of the valuation models, the key inputs to those models and any significant assumptions.

Market Valuation Adjustments
The unit of account for a financial instrument is generally the individual financial instrument. The Company applies market valuation adjustments that are consistent with the unit of account, which do not include adjustments due to the size of the Company’s position, except where ASC 820-10 permits an exception, to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position when certain criteria are met.
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
Credit valuation adjustments (CVA) and funding valuation adjustments (FVA) are applied to certain over-the-counter (OTC) derivative instruments where adjustments to reflect counterparty credit risk, own credit risk and term funding risk are required to estimate fair value (e.g., uncollateralized interest rate swaps).
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

Citi’s CVA and FVA methodologies primarily consist of two steps:

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
•Second, for CVA, market-based views of default probabilities and recovery estimates are applied to the expected future cash flows determined in step one. Citi’s own credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Proxy approaches are applied where counterparty-specific CDS data are not available. For FVA, a term structure of spreads is applied to the expected funding exposures (e.g., the market liquidity spread used to represent the term funding premium associated with certain OTC derivatives).

The CVA and FVA are designed to incorporate a market view of the credit and funding risk, respectively, inherent in the derivative portfolio. The table below summarizes the CVA and FVA applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at December 31, 2025 and 2024:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2025	December 31, 2024
Counterparty CVA	$(561)	$(561)
Asset FVA	(573)	(539)
Citigroup (own credit) CVA	331	346
Liability FVA	185	209
Total CVA and FVA—derivative instruments	$(618)	$(545)

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

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2025	2024	2023
Counterparty CVA	$(90)	$(63)	$(31)
Asset FVA	22	68	64
Own credit CVA	(18)	(56)	(212)
Liability FVA	14	(46)	(23)
Total CVA and FVA—derivative instruments	$(72)	$(97)	$(202)
DVA related to own FVO liabilities(1)	$(1,285)	$(573)	$(2,078)
Total CVA, DVA and FVA	$(1,357)	$(670)	$(2,280)

(1)    See Note 21.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Fair value is determined using a discounted cash flow technique. Cash flows are estimated, taking into account any embedded derivatives or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions may be classified as Level 3.

Trading Account Assets and Liabilities—Trading Securities and Trading Loans
When quoted market prices in active markets are available, the Company uses those prices to determine the fair value of trading securities, and such instruments are classified within Level 1 of the fair value hierarchy.
For securities and loans that do not have quoted prices in an active market, the Company determines fair value by maximizing the use of observable market information. The valuation process places priority on observable market transactions in the same instrument or observable transactions in instruments with similar risk characteristics such as comparable credit, structural features, seniority or rating. In some cases, alternative valuation techniques are applied, such as discounted cash flow analysis, or net asset value when observable inputs are limited. These instruments are classified as either Level 2 or 3 depending on the observability of the significant inputs to the valuation.

Trading Account Assets and Liabilities—Derivatives
Derivatives with a quoted price in an active market, such as certain exchange traded derivatives, are classified as Level 1.
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
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include yield curves, foreign exchange rates, volatilities and correlation.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$485	$590,615	$49	$591,149	$(385,039)	$206,110
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	92,074	382	92,456	—	92,456
Residential	—	798	99	897	—	897
Commercial	—	597	55	652	—	652
Total trading mortgage-backed securities	$—	$93,469	$536	$94,005	$—	$94,005
U.S. Treasury and federal agency securities	$140,671	$3,051	$—	$143,722	$—	$143,722
State and municipal	—	171	1	172	—	172
Foreign government	65,966	57,390	35	123,391	—	123,391
Corporate	1,161	20,412	270	21,843	—	21,843
Equity securities	61,986	8,110	287	70,383	—	70,383
Asset-backed securities	—	2,308	225	2,533	—	2,533
Other trading assets	—	25,243	413	25,656	—	25,656
Total trading non-derivative assets	$269,784	$210,154	$1,767	$481,705	$—	$481,705
Trading derivatives
Interest rate contracts	$9	$224,077	$1,825	$225,911
Foreign exchange contracts	—	161,072	612	161,684
Equity contracts	31	67,453	1,823	69,307
Commodity contracts	—	21,675	1,013	22,688
Credit derivatives	—	8,580	1,143	9,723
Total trading derivatives—before netting and collateral	$40	$482,857	$6,416	$489,313
Netting agreements					$(406,408)
Netting of cash collateral received					(27,471)
Total trading derivatives—after netting and collateral	$40	$482,857	$6,416	$489,313	$(433,879)	$55,434
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,725	$31	$36,756	$—	$36,756
Other	—	976	—	976	—	976
Total investment mortgage-backed securities	$—	$37,701	$31	$37,732	$—	$37,732
U.S. Treasury and federal agency securities	$35,465	$—	$—	$35,465	$—	$35,465
State and municipal	—	1,033	504	1,537	—	1,537
Foreign government	80,048	83,034	25	163,107	—	163,107
Corporate	3,193	1,183	315	4,691	—	4,691
Marketable equity securities	342	2	131	475	—	475
Asset-backed securities	—	1,072	1	1,073	—	1,073
Other debt securities	64	3,051	—	3,115	—	3,115
Non-marketable equity securities(2)	—	—	409	409	—	409
Total investments	$119,112	$127,076	$1,416	$247,604	$—	$247,604

Table continues on the next page.

In millions of dollars at December 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$6,733	$122	$6,855	$—	$6,855
Mortgage servicing rights	—	—	759	759	—	759
Other financial assets	$6,130	$10,551	$—	$16,681	$—	$16,681
Total assets	$395,551	$1,427,986	$10,529	$1,834,066	$(818,918)	$1,015,148
Total as a percentage of gross assets(3)	21.5%	77.9%	0.6%
Liabilities
Deposits	$—	$3,983	$239	$4,222	$—	$4,222
Securities loaned and sold under agreements to repurchase	—	426,084	952	427,036	(227,614)	199,422
Trading account liabilities
Securities sold, not yet purchased	89,352	15,177	45	104,574	—	104,574
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$89,352	$15,187	$45	$104,584	$—	$104,584
Trading derivatives
Interest rate contracts	$5	$215,562	$1,805	$217,372
Foreign exchange contracts	—	152,202	662	152,864
Equity contracts	49	74,365	4,787	79,201
Commodity contracts	—	23,713	869	24,582
Credit derivatives	—	9,670	1,562	11,232
Total trading derivatives—before netting and collateral	$54	$475,512	$9,685	$485,251
Netting agreements					$(406,408)
Netting of cash collateral paid					(20,629)
Total trading derivatives—after netting and collateral	$54	$475,512	$9,685	$485,251	$(427,037)	$58,214
Short-term borrowings	$—	$21,275	$292	$21,567	$—	$21,567
Long-term debt	—	106,767	23,959	130,726	—	130,726
Other financial liabilities	$5,437	$55	$—	$5,492	$—	$5,492
Total liabilities	$94,843	$1,048,863	$35,172	$1,178,878	$(654,651)	$524,227
Total as a percentage of gross liabilities(3)	8.0%	89.0%	3.0%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $37 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(3)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$462,542	$128	$462,670	$(321,815)	$140,855
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	63,365	301	63,666	—	63,666
Residential	—	528	67	595	—	595
Commercial	—	631	36	667	—	667
Total trading mortgage-backed securities	$—	$64,524	$404	$64,928	$—	$64,928
U.S. Treasury and federal agency securities	$142,837	$6,517	$1	$149,355	$—	$149,355
State and municipal	—	168	11	179	—	179
Foreign government	35,805	39,035	15	74,855	—	74,855
Corporate	1,197	13,474	269	14,940	—	14,940
Equity securities	41,163	7,479	166	48,808	—	48,808
Asset-backed securities	—	2,131	178	2,309	—	2,309
Other trading assets	—	26,441	333	26,774	—	26,774
Total trading non-derivative assets	$221,002	$159,769	$1,377	$382,148	$—	$382,148
Trading derivatives
Interest rate contracts	$17	$128,562	$1,699	$130,278
Foreign exchange contracts	—	215,330	715	216,045
Equity contracts	44	53,734	1,366	55,144
Commodity contracts	—	11,546	1,074	12,620
Credit derivatives	—	7,993	722	8,715
Total trading derivatives—before netting and collateral	$61	$417,165	$5,576	$422,802
Netting agreements					$(334,900)
Netting of cash collateral received					(27,303)
Total trading derivatives—after netting and collateral	$61	$417,165	$5,576	$422,802	$(362,203)	$60,599
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,270	$36	$29,306	$—	$29,306
Other	—	597	28	625	—	625
Total investment mortgage-backed securities	$—	$29,867	$64	$29,931	$—	$29,931
U.S. Treasury and federal agency securities	$51,501	$878	$—	$52,379	$—	$52,379
State and municipal	—	1,230	428	1,658	—	1,658
Foreign government	62,106	71,241	12	133,359	—	133,359
Corporate	3,163	1,505	146	4,814	—	4,814
Marketable equity securities	130	7	14	151	—	151
Asset-backed securities	—	846	2	848	—	848
Other debt securities	—	3,881	6	3,887	—	3,887
Non-marketable equity securities(2)	—	—	404	404	—	404
Total investments	$116,900	$109,455	$1,076	$227,431	$—	$227,431

Table continues on the next page.

In millions of dollars at December 31, 2024	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,778	$262	$8,040	$—	$8,040
Mortgage servicing rights	—	—	760	760	—	760
Other financial assets	$5,373	$9,424	$15	$14,812	$—	$14,812
Total assets	$343,336	$1,166,133	$9,194	$1,518,663	$(684,018)	$834,645
Total as a percentage of gross assets(3)	22.6%	76.8%	0.6%
Liabilities
Deposits	$—	$3,569	$39	$3,608	$—	$3,608
Securities loaned and sold under agreements to repurchase	—	260,286	390	260,676	(211,522)	49,154
Trading account liabilities
Securities sold, not yet purchased	72,324	13,184	28	85,536	—	85,536
Other trading liabilities	—	12	—	12	—	12
Total trading account liabilities	$72,324	$13,196	$28	$85,548	$—	$85,548
Trading derivatives
Interest rate contracts	$6	$120,097	$2,029	$122,132
Foreign exchange contracts	—	205,487	530	206,017
Equity contracts	40	58,642	3,054	61,736
Commodity contracts	—	13,960	670	14,630
Credit derivatives	—	6,635	618	7,253
Total trading derivatives—before netting and collateral	$46	$404,821	$6,901	$411,768
Netting agreements					$(334,900)
Netting of cash collateral paid					(28,570)
Total trading derivatives—after netting and collateral	$46	$404,821	$6,901	$411,768	$(363,470)	$48,298
Short-term borrowings	$—	$12,187	$297	$12,484	$—	$12,484
Long-term debt	—	91,619	21,100	112,719	—	112,719
Other financial liabilities	$4,478	$744	$—	$5,222	$—	$5,222
Total liabilities	$76,848	$786,422	$28,755	$892,025	$(574,992)	$317,033
Total as a percentage of gross liabilities(3)	8.6%	88.2%	3.2%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2025 and 2024. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2025
Assets
Securities borrowed and purchased under agreements to resell	$128	$46	$—	$—	$(181)	$637	$—	$—	$(581)	$49	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	301	24	—	347	(426)	625	—	(489)	—	382	(13)
Residential	67	(3)	—	66	(139)	232	—	(124)	—	99	(4)
Commercial	36	(7)	—	62	(81)	68	—	(23)	—	55	(2)
Total trading mortgage-backed securities	$404	$14	$—	$475	$(646)	$925	$—	$(636)	$—	$536	$(19)
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
State and municipal	11	1	—	—	(11)	—	—	—	—	1	—
Foreign government	15	5	—	62	(36)	19	—	(30)	—	35	3
Corporate	269	(15)	—	105	(184)	368	—	(273)	—	270	(55)
Marketable equity securities	166	26	—	74	(53)	260	—	(186)	—	287	12
Asset-backed securities	178	(42)	—	74	(139)	373	—	(219)	—	225	(18)
Other trading assets	333	93	—	69	(56)	468	42	(503)	(33)	413	10
Total trading non-derivative assets	$1,377	$82	$—	$859	$(1,126)	$2,413	$42	$(1,847)	$(33)	$1,767	$(67)
Trading derivatives, net(4)
Interest rate contracts	$(330)	$306	$—	$108	$31	$(150)	$10	$(91)	$136	$20	$362
Foreign exchange contracts	185	12	—	68	(152)	32	—	(190)	(5)	(50)	36
Equity contracts	(1,688)	(149)	—	73	777	(2,780)	—	(66)	869	(2,964)	(1,530)
Commodity contracts	404	418	—	(250)	188	(308)	—	(10)	(298)	144	219
Credit derivatives	104	(107)	—	4	157	(776)	—	—	199	(419)	(114)
Total trading derivatives, net(4)	$(1,325)	$480	$—	$3	$1,001	$(3,982)	$10	$(357)	$901	$(3,269)	$(1,027)

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$36	$—	$(1)	$10	$(15)	$4	$—	$(3)	$—	$31	$(3)
Other	28	—	—	—	(15)	—	—	(13)	—	—	—
Total investment mortgage-backed securities	$64	$—	$(1)	$10	$(30)	$4	$—	$(16)	$—	$31	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	428	—	35	91	(16)	261	—	(295)	—	504	10
Foreign government	12	—	(5)	20	(2)	—	—	—	—	25	1
Corporate	146	—	(9)	262	(112)	279	—	(251)	—	315	(3)
Marketable equity securities	14	—	(21)	—	—	218	—	(80)	—	131	—
Asset-backed securities	2	—	—	—	(2)	1	—	—	—	1	—
Other debt securities	6	—	—	—	—	1	—	(7)	—	—	—
Non-marketable equity securities	404	—	(20)	—	(8)	53	—	(20)	—	409	(2)
Total investments	$1,076	$—	$(21)	$383	$(170)	$817	$—	$(669)	$—	$1,416	$3
Loans	$262	$—	$109	$7	$(171)	$—	$189	$—	$(274)	$122	$34
Mortgage servicing rights	760	—	(21)	—	—	—	103	—	(83)	759	(22)
Other financial assets	15	—	1	2	—	62	30	(64)	(46)	—	—
Liabilities
Deposits	$39	$—	$(34)	$10	$—	$—	$259	$—	$(103)	$239	$(141)
Securities loaned and sold under agreements to repurchase	390	(11)	—	—	(100)	1,486	—	—	(835)	952	—
Trading account liabilities
Securities sold, not yet purchased	28	19	—	27	(39)	116	—	—	(68)	45	45
Other trading liabilities	—	1	—	—	(2)	25	—	—	(22)	—	—
Short-term borrowings	297	51	—	78	(144)	13	928	—	(829)	292	(92)
Long-term debt	21,100	(1,156)	—	3,120	(4,158)	—	5,064	—	(2,323)	23,959	(866)
Other financial liabilities measured on a recurring basis	—	—	—	15	(1)	50	1	—	(65)	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2025.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2024
Assets
Securities borrowed and purchased under agreements to resell	$139	$(4)	$—	$—	$—	$111	$—	$—	$(118)	$128	$(4)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	581	(50)	—	456	(856)	667	—	(497)	—	301	(18)
Residential	116	(8)	—	84	(79)	159	—	(205)	—	67	(1)
Commercial	202	17	—	56	(189)	162	—	(212)	—	36	(4)
Total trading mortgage-backed securities	$899	$(41)	$—	$596	$(1,124)	$988	$—	$(914)	$—	$404	$(23)
U.S. Treasury and federal agency securities	$7	$4	$—	$1	$(1)	$—	$—	$—	$(10)	$1	$—
State and municipal	3	2	—	20	(10)	—	—	(4)	—	11	1
Foreign government	54	(9)	—	21	(49)	192	—	(194)	—	15	—
Corporate	500	155	—	188	(484)	587	—	(669)	(8)	269	97
Marketable equity securities	292	5	—	239	(75)	169	—	(464)	—	166	(8)
Asset-backed securities	531	(53)	—	54	(210)	273	—	(417)	—	178	(21)
Other trading assets	833	174	—	200	(440)	377	34	(829)	(16)	333	42
Total trading non-derivative assets	$3,119	$237	$—	$1,319	$(2,393)	$2,586	$34	$(3,491)	$(34)	$1,377	$88
Trading derivatives, net(4)
Interest rate contracts	$(1,085)	$(875)	$—	$275	$462	$94	$19	$(35)	$815	$(330)	$(381)
Foreign exchange contracts	295	600	—	100	(485)	13	—	(197)	(141)	185	(474)
Equity contracts	(1,634)	68	—	(135)	1,022	(954)	—	(77)	22	(1,688)	(459)
Commodity contracts	279	460	—	46	(210)	(104)	—	(66)	(1)	404	512
Credit derivatives	(73)	155	—	(20)	29	(4)	—	—	17	104	81
Total trading derivatives, net(4)	$(2,218)	$408	$—	$266	$818	$(955)	$19	$(375)	$712	$(1,325)	$(721)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$75	$—	$4	$3	$—	$7	$—	$(53)	$—	$36	$5
Other	116	—	(3)	5	(90)	—	—	—	—	28	(3)
Total investment mortgage-backed securities	$191	$—	$1	$8	$(90)	$7	$—	$(53)	$—	$64	$2
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	542	—	(31)	—	(8)	14	—	(89)	—	428	(14)
Foreign government	194	—	(16)	8	(174)	36	—	(36)	—	12	(3)
Corporate	362	—	(24)	78	(348)	183	—	(105)	—	146	(7)
Marketable equity securities	27	—	(13)	—	—	—	—	—	—	14	—
Asset-backed securities	—	—	—	2	—	3	—	(3)	—	2	—
Other debt securities	—	—	—	—	—	6	—	—	—	6	—
Non-marketable equity securities	483	—	(3)	—	—	187	—	(263)	—	404	(7)
Total investments	$1,799	$—	$(86)	$96	$(620)	$436	$—	$(549)	$—	$1,076	$(29)

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2023	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2024
Loans	$427	$—	$(85)	$664	$(896)	$—	$250	$—	$(98)	$262	$(6)
Mortgage servicing rights	691	—	37	—	—	—	104	—	(72)	760	44
Other financial assets	30	—	(1)	—	—	5	51	(5)	(65)	15	(1)
Liabilities
Deposits	$29	$1	$4	$51	$(40)	$—	$39	$—	$(35)	$39	$1
Securities loaned and sold under agreements to repurchase	390	5	—	—	—	976	—	—	(971)	390	5
Trading account liabilities
Securities sold, not yet purchased	35	(14)	—	35	(30)	116	—	—	(142)	28	5
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	481	(94)	—	88	(560)	1	479	—	(286)	297	(37)
Long-term debt	38,380	1,757	—	4,626	(22,923)	—	5,995	—	(3,221)	21,100	1,731
Other financial liabilities	6	—	—	—	—	—	5	—	(11)	—	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period December 31, 2024 to December 31, 2025:

During the 12 months ended December 31, 2025, transfers of Long-term debt were $4.2 billion from Level 3 to Level 2, and $3.1 billion from Level 2 to Level 3. The Level 3 to Level 2 transfers were primarily the result of certain unobservable inputs becoming less significant to the overall valuation of these instruments. The Level 2 to Level 3 transfers were primarily the result of certain unobservable inputs becoming more significant to the overall valuation of these instruments.
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

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$352	Price-based	Price	$0.80	$145.12	$37.47
	214	Yield analysis	Yield	4.78%	26.14%	12.86%
State and municipal, foreign government, corporate and other debt securities	$866	Price-based	Price	$20.77	$194.45	$114.31
	389	Model-based	Credit spread	167.00 bps	508.30 bps	399.15 bps
	159	Cash flow	Yield	2.30%	9.30%	8.72%
			WAL	3.24 years	8.14 years	6.80 years
Interest rate contracts (gross)	$3,608	Model-based	IR normal volatility	0.06%	2.98%	0.65%
			Equity volatility	12.00%	48.92%	26.43%
Foreign exchange contracts (gross)	$1,217	Model-based	IR normal volatility	0.49%	0.86%	0.74%
			IR basis	(20.15)%	11.17%	(0.05)%
			FX volatility	0.32%	74.14%	7.91%
			Yield	1.05%	14.90%	6.43%
Equity contracts (gross)(7)	$6,597	Model-based	Equity volatility	2.81%	184.01%	42.80%
			Equity forward	53.29%	373.46%	111.14%
			Equity-FX correlation	(75.75)%	70.00%	(13.61)%
			Equity-Equity correlation	(36.22)%	99.00%	52.48%
Commodity and other contracts (gross)	$1,881	Model-based	Forward price	0.11%	395.49%	98.83%
			Commodity volatility	8.40%	316.56%	42.29%
Credit derivatives (gross)	$1,720	Model-based	Credit spread	5.20 bps	592.93 bps	74.28 bps
			Recovery rate	0.50%	40.00%	34.87%
	985	Price-based	Price	$8.00	$119.13	$85.45
			Upfront points	5.05%	106.23%	61.00%
Mortgage servicing rights	$676	Cash flow	WAL	3.24 years	8.14 years	6.80 years
	82	Model-based	Yield	(0.40)%	12.00%	6.35%
Liabilities
Securities loaned and sold under agreements to repurchase	$952	Model-based	Interest rate	3.47%	5.43%	3.85%
			IR normal volatility	0.46%	0.89%	0.78%
Short-term borrowings and long-term debt	$24,126	Model-based	IR normal volatility	0.06%	2.98%	0.74%
			FX volatility	5.26%	14.01%	9.08%
			Equity volatility	5.50%	92.67%	20.95%
			IR-FX correlation	(34.00)%	60.00%	46.37%
			Equity-IR correlation	—%	56.64%	36.32%
			IR-IR correlation	40.00%	40.00%	40.00%
			Equity-FX correlation	(60.00)%	70.00%	(16.57)%

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$128	Model-based	Credit spread	10 bps	10 bps	10 bps
			Interest rate	3.81%	3.81%	3.81%
Mortgage-backed securities	$230	Yield analysis	Yield	5.24%	18.43%	9.25%
	214	Price-based	Price	$0.01	$99.81	$35.24
State and municipal, foreign government, corporate and other debt securities	$560	Price-based	Price	$—	$173.20	$98.52
	489	Model-based	Credit spread	35 bps	550 bps	277 bps
			Yield	4.20%	10.60%	9.88%
	140	Cash flow	WAL	3.59 years	8.82 years	7.57 years
Marketable equity securities(5)	$131	Price-based	Price	$—	$14,382.07	$442.64
	22	Model-based	WAL	2.40 years	2.40 years	2.40 years
			Recovery (in millions)	$8,628	$8,628	$8,628
Asset-backed securities	$132	Price-based	Price	$3.46	$132.54	$74.86
	47	Yield analysis	Yield	5.85%	12.76%	8.07%
Non-marketable equities	$222	Comparable analysis	Illiquidity discount	7.40%	33.00%	16.47%
			Revenue multiple	4.50x	16.31x	11.97x
			EBITDA multiples	16.20x	16.20x	16.20x
	81	Price-based	Price	$0.54	$2,960.96	$432.84
	50	Cash flow	Discount rate	9.75%	17.50%	13.38%
	50	Model-based
Derivatives—gross(6)
Interest rate contracts (gross)	$3,574	Model-based	IR normal volatility	0.16%	20.00%	2.18%
			Yield	1.69%	46.32%	5.64%
			Equity forward	71.78%	334.29%	106.48%
Foreign exchange contracts (gross)	$1,247	Model-based	IR normal volatility	0.67%	1.13%	0.93%
			IR basis	(7.50)%	64.75%	5.01%
			FX volatility	3.33%	27.64%	12.55%
			Yield	1.69%	46.32%	9.26%
Equity contracts (gross)(7)	$4,345	Model-based	Equity volatility	—%	145.41%	32.89%
			Equity forward	71.78%	334.29%	105.90%
			Equity-FX correlation	(93.33)%	70.00%	(14.52)%
			Equity-Equity correlation	(36.22)%	99.00%	72.43%
Commodity and other contracts (gross)	$1,716	Model-based	Forward price	1.84%	244.41%	115.84%
			Commodity volatility	7.14%	285.61%	35.86%
Credit derivatives (gross)	$869	Model-based	Recovery rate	20.00%	72.00%	41.54%
			Credit spread	5.00 bps	747.27 bps	100.50 bps
			Credit spread volatility	29.85%	81.44%	67.58%
	468	Price-based	Price	$43.71	$103.53	$85.76
			Upfront points	(6.25)%	110.52%	43.93%
Other financial assets and liabilities (gross)	$14	Price-based	Price	$91.12	$104.49	$100.04
Loans and leases	$177	Model-based	Equity volatility	35.42%	41.94%	37.21%
			Forward price	1.84%	244.41%	102.92%

	82	Price-based	Price	$73.88	$99.25	$85.09
Mortgage servicing rights	$671	Cash flow	WAL	3.59 years	8.82 years	7.57 years
	84	Model-based	Yield	0.30%	12.00%	6.82%
Liabilities
Interest-bearing deposits	$39	Model-based	Forward price	100.00%	100.00%	100.00%
Securities loaned and sold under agreements to repurchase	$390	Model-based	Interest rate	4.25%	4.85%	4.28%
			IR normal volatility	0.67%	1.13%	0.93%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$27	Price-based	Price	$—	$14,382.07	$91.47
Short-term borrowings and long-term debt	$20,883	Model-based	IR normal volatility	0.04%	20.00%	1.54%
			Equity volatility	—%	145.41%	19.81%
			Equity-IR correlation	(34.00)%	60.00%	27.29%

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
(5)For marketable equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.
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
The following tables present the carrying amounts of all assets that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period. The amounts reflect the fair values of the assets as of their respective remeasurement dates, which are generally prior to the balance sheet date. The following tables exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 27), and consumer loans and other assets held by businesses held-for-sale (see “Significant Disposals” in Note 2):

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2025
Loans HFS(1)	$641	$188	$453
Other real estate owned	—	—	—
Loans(2)	272	—	272
Non-marketable equity securities measured using the measurement alternative	350	—	350
Total assets at fair value on a nonrecurring basis	$1,263	$188	$1,075

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2024
Loans HFS(1)	$684	$413	$271
Other real estate owned	1	—	1
Loans(2)	353	—	353
Non-marketable equity securities measured using the measurement alternative	184	—	184
Total assets at fair value on a nonrecurring basis	$1,222	$413	$809

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

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$453	Price-based	Price	$83.00	$100.00	$98.66
Loans(4)	$271	Recovery analysis	Appraised value(5)	$10,000	$75,424,500	$30,328,429
			Recovery rate	35.10%	85.20%	60.55%
Non-marketable equity securities measured using the measurement alternative	$254	Price-based	Price	$4.57	$205.01	$70.91
	96	Comparable analysis	Revenue multiple	2.07x	27.20x	15.51x

As of December 31, 2024	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$271	Price-based	Price	$—	$101.00	$96.61
Loans(4)	$353	Recovery analysis	Appraised value(5)	$10,000	$104,049,422	$58,636,070
Non-marketable equity securities measured using the measurement alternative	$136	Price-based	Price	$1.50	$2,961.00	$258.00
	29	Comparable analysis	Revenue multiple	3.80x	9.19x	6.67x
	19	Recovery analysis	Appraised value(5)	$503,332	$7,220,000	$4,309,976

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Year ended December 31,
In millions of dollars	2025	2024
Loans HFS	$(38)	$(10)
Other real estate owned	—	—
Loans(1)	(10)	(44)
Non-marketable equity securities measured using the measurement alternative	(60)	(29)
Total nonrecurring fair value gains (losses)	$(108)	$(83)

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

	December 31, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$194.9	$184.7	$87.3	$95.2	$2.2
Securities borrowed and purchased under agreements to resell	150.1	150.1	—	150.1	—
Loans(2)(3)	726.0	742.1	—	—	742.1
Other financial assets(3)(4)(5)	448.0	448.0	349.6	98.4	—
Liabilities
Deposits	$1,399.4	$1,399.3	$—	$1,399.3	$—
Securities loaned and sold under agreements to repurchase	148.7	148.7	—	148.7	—
Long-term debt(6)	185.0	189.9	—	183.8	6.1
Other financial liabilities(5)(7)	141.8	141.8	—	141.8	—

	December 31, 2024		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$247.6	$229.8	$120.2	$107.4	$2.2
Securities borrowed and purchased under agreements to resell	133.2	133.2	—	133.2	—
Loans(2)(3)	667.6	673.5	—	—	673.5
Other financial assets(3)(4)	362.2	362.2	260.6	15.9	85.7
Liabilities
Deposits	$1,280.9	$1,280.9	$—	$1,280.9	$—
Securities loaned and sold under agreements to repurchase	205.6	205.6	—	205.6	—
Long-term debt(6)	174.5	178.0	—	162.1	15.9
Other financial liabilities(7)	137.7	137.7	—	34.7	103.0

(1)Includes $5.1 billion and $5.2 billion of non-marketable equity securities carried at cost at December 31, 2025 and 2024, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $19.2 billion for December 31, 2025 and $18.6 billion for December 31, 2024. In addition, the carrying values exclude $0.1 billion and $0.3 billion of lease finance receivables at December 31, 2025 and 2024, respectively.
(3)Includes items measured at fair value on a nonrecurring basis.
(4)Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(5)As a result of Citi’s refining its application of fair value hierarchy methodologies, certain other financial assets and other financial liabilities that were previously classified as Level 2 or 3 are now classified as Level 1 or 2.
(6)The carrying value includes long-term debt balances under qualifying fair value hedges.
(7)Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2025 and 2024 were off-balance sheet liabilities of $10.8 billion and $13.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 26.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses) for the years ended December 31,
In millions of dollars	2025	2024
Assets
Securities borrowed and purchased under agreements to resell	$184	$77
Trading account assets	46	(28)
Investments	7	—
Loans
Corporate loans	1,250	1,137
Consumer loans	4	(10)
Total loans	$1,254	$1,127
Other assets
MSRs	$(22)	$37
Mortgage loans HFS(1)	65	16
Total other assets	$43	$53
Total assets	$1,534	$1,229
Liabilities
Deposits	$(572)	$(38)
Securities loaned and sold under agreements to repurchase	(61)	46
Trading account liabilities	(402)	(190)
Short-term borrowings(2)	(3,421)	(524)
Long-term debt(2)	(10,524)	(6,285)
Total liabilities	$(14,980)	$(6,991)

(1)    Includes gains (losses) associated with interest rate lock commitments for originated loans for which the Company has elected the fair value option.
(2)     Includes DVA that is included in AOCI. See Notes 21 and 26.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. Changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI. See Note 21.
Among other variables, the fair value of liabilities for which the fair value option has been elected (other than non-recourse debt and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads.
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(1,285) million and $(573) million for the years ended December 31, 2025 and 2024, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Uncollateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase, securities borrowed, securities loaned and certain uncollateralized short-term borrowings held primarily by broker-dealer entities in the U.S., the U.K. and Japan. In each case, the election was made to more effectively manage risk and earnings volatility that arise from other trading and hedging activities that are accounted for on a fair value basis.
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

The following table provides information about certain credit products carried at fair value:

	December 31, 2025		December 31, 2024
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,902	$6,855	$5,025	$8,040
Aggregate unpaid principal balance in excess of (less than) fair value	149	(176)	137	(55)
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $225 million and $280 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2025 and 2024, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest income is measured based on the contractual interest rates and reported as Interest income on Trading account assets or Interest income on Loans depending on the balance sheet classifications of the credit products, except for hybrid instruments, where interest is recorded in Principal transactions. The changes in fair value for the years ended December 31, 2025 and 2024 due to instrument-specific credit risk were a gain of $19 million and a loss of $38 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (e.g., gold, silver, platinum and palladium) as part of its commodity trading activities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity derivative instrument. Citigroup elects the fair value option for the debt host contract and reports the contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.8 billion and $0.9 billion at December 31, 2025 and 2024, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2025	December 31, 2024
Carrying amount reported on the Consolidated Balance Sheet	$923	$692
Aggregate fair value in excess of (less than) unpaid principal balance	18	4
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2025 and 2024 due to instrument-specific credit risk. Changes in fair value due to instrument-specific credit risk are estimated based on changes in the borrower default, prepayment and recovery forecasts in addition to instrument-specific credit spread. Related interest income continues to be measured based on the contractual interest rates and reported as Interest income in the Consolidated Statement of Income.

Certain Deposit Liabilities
The Company has elected the fair value option for certain customer-driven structured deposit arrangements that contain embedded derivatives with underlyings referencing market indices, foreign exchange rates, commodity prices or other risks. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions are classified as Trading account liabilities, Long-term debt or Short-term borrowings on the Company’s Consolidated Balance Sheet.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	December 31, 2025	December 31, 2024
Interest rate linked	$66.9	$58.0
Foreign exchange linked	0.1	0.1
Equity linked	49.6	41.8
Commodity linked	7.0	6.9
Credit linked	7.1	5.9
Total	$130.7	$112.7

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

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	December 31, 2025	December 31, 2024
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$130,726	$112,719
Aggregate unpaid principal balance in excess of (less than) fair value	1,704	(1,943)
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$21,567	$12,484
Aggregate unpaid principal balance in excess of (less than) fair value	(134)	(87)

28.  PLEDGED ASSETS, RESTRICTED CASH, COLLATERAL, GUARANTEES AND COMMITMENTS

Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In billions of dollars	December 31, 2025	December 31, 2024
Investment securities	$194.1	$244.2
Loans	302.5	294.4
Trading account assets	234.9	195.7
Total	$731.5	$734.3

At December 31, 2025 and 2024, $497.6 billion and $535.6 billion, respectively, of these pledged assets may not be sold or repledged by the secured parties.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2025	December 31, 2024
Cash and due from banks	$3,337	$3,325
Deposits with banks, net of allowance	21,081	16,217
Total	$24,418	$19,542

In addition to the restricted cash amounts presented above, at December 31, 2025 and 2024, approximately $12.5 billion and $7.2 billion, respectively, was held at the Russian Deposit Insurance Agency (DIA) and was subject to restrictions imposed by the Russian government. These restricted amounts are reported as held-for-sale within Other assets on the Consolidated Balance Sheet.

Collateral
At December 31, 2025 and 2024, the approximate fair value of securities collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $1,064 billion and $844.8 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2025 and 2024, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities lendings, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.

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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.1	$68.1	$83.2	$546
Performance guarantees	4.9	6.4	11.3	25
Derivative instruments considered to be guarantees	14.5	31.8	46.3	542
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	134.0	—	134.0	—
Card merchant processing(2)	38.2	—	38.2	—
Credit card arrangements with partners(3)	2.1	19.4	21.5	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	306.1	—	306.1	—
Other(4)(5)	—	8.2	8.2	100
Total	$514.9	$134.8	$649.7	$1,213

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.5	$63.5	$79.0	$546
Performance guarantees	4.2	5.8	10.0	27
Derivative instruments considered to be guarantees	15.8	27.3	43.1	332
Loans sold with recourse	—	1.0	1.0	—
Securities lending indemnifications(1)	96.3	—	96.3	—
Card merchant processing(2)	124.3	—	124.3	—
Credit card arrangements with partners(3)	0.2	21.5	21.7	2
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	139.5	—	139.5	—
Other(4)(5)	0.1	8.4	8.5	57
Total	$395.9	$127.5	$523.4	$964

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At December 31, 2025 and 2024, this maximum potential exposure was estimated to be approximately $38.2 billion and $124.3 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. See “Card Merchant Processing” below.
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

Financial Standby Letters of Credit
Citi issues standby letters of credit, which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citi. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include the following:

•guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting
•settlement of payment obligations to clearing houses, including futures and over-the-counter derivatives clearing (see further discussion below)
•support options and purchases of securities in lieu of escrow deposit accounts
•letters of credit that backstop loans, credit facilities, promissory notes and trade acceptances

Performance Guarantees
Performance guarantees and letters of credit are issued to guarantee a customer’s performance under an obligating agreement. Examples of performance guarantees include a customer’s obligation to tender bid on a project, complete such projects in accordance with their contractual terms and supply specified products to third parties.

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
In addition to the amounts presented in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $13 million and $12 million at December 31, 2025 and 2024, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
With regard to (i) above, Citi has the primary contingent liability with respect to its portfolio of private label merchants. The risk of loss is mitigated as the cash flows between Citi and the merchant are settled on a net basis, and Citi has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citi may:

•delay settlement;
•require a merchant to make an escrow deposit;
•include event triggers to provide Citi with more financial and operational control in the event of the financial deterioration of the merchant; or
•require various credit enhancements (including letters of credit and bank guarantees).

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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2025 and 2024, this maximum potential exposure was estimated to be $38.2 billion and $124.3 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2025 and 2024, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide coverage for certain losses associated with purchased products, and protection for certain travel-related purchases. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2025 and 2024, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2025 or 2024 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2025 and 2024 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that:

•Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin;
•Citi will not utilize its right as a clearing member to transform cash margin into other assets;
•Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution; and
•the client cash balances are legally isolated from Citi’s bankruptcy estate.

The total amount of cash initial margin collected and remitted in this manner was approximately $12.9 billion and $14.9 billion as of December 31, 2025 and 2024, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2025 and 2024, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion and $1.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $61.3 billion and $49.0 billion at December 31, 2025 and 2024, respectively. Securities and other marketable assets held as collateral amounted to $90.8 billion and $62.5 billion at December 31, 2025 and 2024, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $2.5 billion and $3.1 billion at December 31, 2025 and 2024, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.0	$13.2	$—	$83.2
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$70.0	$21.4	$0.9	$92.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2024	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.2	$15.6	$0.2	$79.0
Loans sold with recourse	—	—	1.0	1.0
Other	—	8.4	—	8.4
Total	$63.2	$24.0	$1.2	$88.4

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	December 31, 2025	December 31, 2024
Commercial and similar letters of credit	$356	$3,778	$4,134	$4,031
One- to four-family residential mortgages	852	669	1,521	967
Revolving open-end loans secured by one- to four-family residential properties	5,002	1	5,003	5,271
Commercial real estate, construction and land development	12,379	2,432	14,811	14,107
Credit card lines	629,102	65,492	694,594	676,749
Commercial and other consumer loan commitments	256,284	115,533	371,817	325,329
Other commitments and contingencies(2)	5,278	58	5,336	4,908
Total	$909,253	$187,963	$1,097,216	$1,031,362

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

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of December 31, 2025 and 2024, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2025 and 2024, Citi had approximately $189.3 billion and $117.7 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $186.9 billion and $126.8 billion of unsettled repurchase and securities lending agreements, respectively. See Note 12 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

29.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately 7 years as of December 31, 2025 and 6.5 years as of December 31, 2024.
For additional information regarding Citi’s leases, see “Leases” in Note 1.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	December 31, 2025	December 31, 2024
ROU asset	$3,009	$2,836
Lease liability	3,163	3,013

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
The following table presents the total operating lease expense (principally for offices, branches and equipment) included in the Consolidated Statement of Income:

In millions of dollars	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2023
Operating lease expense	$817	$842	$842
Variable lease expense	195	204	208
Total lease costs(1)	$1,012	$1,046	$1,050

(1)     Balances do not include $10 million, $9 million and $3 million of sublease income for the years ended December 31, 2025, 2024 and 2023, respectively.

The table below provides the supplemental Statement of Cash Flows information:

In millions of dollars	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$719	$729
ROU assets obtained in exchange for new operating lease liabilities(1)	713	777

(1)     Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.

Citi’s future lease payments are as follows:

In millions of dollars
2026	$718
2027	635
2028	546
2029	441
2030	363
Thereafter	1,008
Total future lease payments	$3,711
Less imputed interest (based on weighted-average discount rate of 4.4%)	$(548)
Lease liability	$3,163

30.  CONTINGENCIES

Accounting and Disclosure Framework
ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulatory, tax and other matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms:

•“probable,” meaning that “the future event or events are likely to occur”
•“remote,” meaning that “the chance of the future event or events occurring is slight”
•“reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely”

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
In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. In addition, certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisors or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures, consumer protection and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities. From time to time Citigroup and Related Parties also receive grand jury subpoenas and other requests for information or assistance, formal or informal, from federal or state law enforcement agencies including, among others:

•various United States Attorneys’ Offices;
•the Money Laundering and Asset Recovery Section and other divisions of the Department of Justice;
•the Financial Crimes Enforcement Network of the United States Department of the Treasury; and
•the Federal Bureau of Investigation, relating to Citigroup and its customers.

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
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but a reasonably possible exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2025, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory and tax proceedings are subject to particular uncertainties. For example, at the time of making an estimate:

•Citigroup may have only preliminary, incomplete or inaccurate information about the facts underlying the claim;
•its assumptions about the future rulings of the court, other tribunal or authority on significant issues, or the behavior and incentives of adverse parties, regulators or other authorities, may prove to be wrong; and
•the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools.

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

Foreign Exchange Matters
In 2019, two applications, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, were made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank, and other defendants. On February 8, 2024, Michael O’Higgins FX Class Representative Limited withdrew its application. The Evans application seeks compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). Following appeals to the Court of Appeal and to the U.K. Supreme Court, the U.K. Supreme Court, on December 18, 2025, reinstated the U.K. Competition Appeal Tribunal’s decision to refuse to certify the Evans application on an opt-out basis, and issued instructions in a final order on February 17, 2026. Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19 in the U.K. Competition Appeal Tribunal, CA-2022-002002 and CA-2022-002003 in the Court of Appeal, and UKSC 2023/0177 in the U.K. Supreme Court.
In 2019, a putative class action was filed against Citibank and other defendants, captioned J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, in the Federal Court of Australia. Plaintiffs alleged that defendants manipulated the foreign exchange markets. Plaintiffs asserted claims under antitrust laws and sought compensatory damages and declaratory and injunctive relief. On August 15, 2025, the court approved a settlement reached between the parties. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.
In 2019, two motions for certification of class actions filed against Citigroup, Citibank, Citicorp, and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. In August 2021, Citibank’s motion to dismiss plaintiffs’ petition for certification was denied. In April 2022, the Supreme Court of Israel denied Citibank’s motion for leave to appeal the Tel Aviv Central District Court’s denial of its motion to dismiss. On February 20, 2024, the parties filed a motion for the Central District Court to approve a settlement. On October 9, 2025, the court appointed an examiner to review the terms of the settlement. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.
On December 13, 2021, a Dutch foundation filed a writ of summons against Citigroup, Citibank, and other defendants, captioned STICHTING FX CLAIMS v. NATWEST MARKETS N.V., ET AL., in the Amsterdam District Court in the Netherlands. Claimant seeks damages on behalf of certain institutional investors for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). In March 2023, the court dismissed claims made on behalf of parties located outside the Netherlands and permitted the other claims to proceed. Claimant appealed that decision and in September 2023 and January 2025 filed new writs of summons asserting similar claims on behalf of additional institutional investors. The proceedings are stayed pending a decision of the European Court of Justice in separate litigation. Additional information concerning this action is publicly available in court filings under the case numbers C/13/718639 / HA ZA 22-460 and C/13/743903 / HA ZA
23-1143 in the Amsterdam District Court and under the case number 200.329.379/01 in the Amsterdam Court of Appeal.

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
In SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017, the Court of First Instance of Athens dismissed the claims. In January 2019, the Athens Court of Appeal affirmed the decision of the Court of First Instance of Athens. On May 14, 2024, following the further appeal by the claimants, the Greek Supreme Court dismissed some claims, allowed others to proceed, and referred others back to the Athens Court of Appeal for further consideration of the calculation methodology. On April 28, 2025, the Athens Court of Appeal followed the Supreme Court decision and provided directions on the calculation methodology of the pension benefits. Additional information concerning this action is available in court filings under the docket numbers 70/2019 and 2096/2025 in the Athens Court of Appeal and 430/2024 in the Greek Supreme Court.
In AGGELAKIS CHRISTOS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in February 2017, the Court of First Instance of Athens dismissed the claims. The claimants appealed, and on April 15, 2025, the Court of Appeal dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under the docket numbers 4716/2020 and 1967/2025 in the Athens Court of Appeal.
In GIACHOUNTOUDI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, on October 15, 2024, the Court of First Instance of Athens dismissed the claims. The claimants appealed, and on July 16, 2025, the Court of Appeal dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under the docket numbers 1086/771/2025 and 3845/2025 in the Athens Court of Appeal.

In GLYKAS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, in August 2017, the Court of First Instance of Athens dismissed the claims. The claimants appealed, and on March 26, 2025, the Athens Court of Appeal dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under the docket numbers 4717/2020 and 1544/2025 in the Athens Court of Appeal.
On September 16, 2025 and December 30, 2025, two further claims, captioned ARVANITAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY and KARAGIANNIS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY were filed by former Citi employees regarding the treatment of their pension benefits. ARVANITAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY is scheduled for hearing on June 4, 2026 and KARAGIANNIS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY on September 28, 2026. Additional information is available in court filings under the docket numbers 183297/2300/2025 and 322736/3983/2025 in the Court of First Instance of Athens.

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
In 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provided for a cash payment to the damages class of $6.24 billion, later reduced by $700 million based on the transaction volume of class members that opted out from the settlement. Several merchants and merchant groups appealed the final approval order. In September 2021, the court granted the injunctive relief class plaintiffs’ motion to certify a non-opt-out class. On March 15, 2023, the United States Court of Appeals for the Second Circuit affirmed the district court’s final approval of the damages class settlement and remanded the case to the district court for administration of the settlement claims process. On January 8, 2024, the district court issued decisions on two pending motions for summary judgment: it granted in part and denied in part defendants’ motions for summary judgment. The district court also denied Mastercard’s motion for summary judgment as to Mastercard’s lack of market power. From February to April 2024, the court issued opinions regarding the parties’ remaining respective summary judgment motions.
On November 10, 2025, the injunctive relief class plaintiffs filed a motion seeking preliminary approval of the parties’ Superseding and Amended Class Settlement Agreement to settle the injunctive relief class claims. That motion remains pending.
Beginning on June 25, 2024, the district court issued orders concluding the multi-district litigation proceedings and remanding the cases to other districts for further proceedings including trials in GRUBHUB HOLDINGS, INC., ET AL. v. VISA INC., ET AL.; TARGET CORP., ET AL. v. VISA INC., ET AL.; and 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 25-2105 (2d Cir.); 1:05-md-01720 (E.D.N.Y.) (Cogan, J.); 1:13-cv-04442 (S.D.N.Y.) (Hellerstein, J.); 1:13-cv-03477 (S.D.N.Y.) (Hellerstein, J.); and 1:19-cv-07273 (N.D. Ill.) (Chang, J.).

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

In February 2022, the SIPA trustee filed an amended complaint against Citibank, Citicorp North America, Inc., and CGML. In April 2022, these Citi entities moved to dismiss the amended complaint, which the bankruptcy court denied. In November 2022, the remaining Citi entities moved to file an interlocutory appeal of the bankruptcy court’s decision, which the district court denied in March 2024, and answered the amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-5345 (Bankr. S.D.N.Y.) (Beckerman, J.) and 22-9597 (S.D.N.Y.) (Gardephe, J.).
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
On August 5, 2025, the United States Court of Appeals for the Second Circuit reversed the portion of the decision of the district court that permitted a single claim to proceed against CGML, Citibank (Switzerland) AG, Citivic Nominees Ltd., and Citibank, NA London, and otherwise affirmed the district court’s decision dismissing the liquidators’ remaining claims against CGML, Citibank (Switzerland) AG, Citibank, NA London, Citivic Nominees Ltd., Cititrust Bahamas Ltd., and Citibank Korea Inc. On September 18, 2025, the liquidators petitioned the court of appeals for rehearing, which was denied on October 16, 2025. On December 31, 2025, the liquidators requested an extension of time to file a petition for a writ of certiorari from the United States Supreme Court, which the Supreme Court granted. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Mastando, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 23-697, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582, 23-965 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, and 23-987 (2d Cir.).

New York Attorney General Unauthorized Wire Litigation
On January 30, 2024, the New York Attorney General’s Office filed an action against Citibank captioned THE PEOPLE OF THE STATE OF NEW YORK v. CITIBANK, N.A. in the United States District Court for the Southern District of New York. The action alleges that Citi has failed to comply with the Electronic Funds Transfer Act (EFTA) and certain New York state laws in its treatment of unauthorized wire transfers and seeks an injunction, restitution, disgorgement of profits, civil penalties under New York state law, and monetary damages. On April 2, 2024, Citibank filed a motion to dismiss. On January 21, 2025, the court entered an order granting in part and denying in part Citibank’s motion to dismiss, holding that consumer wire transfers are covered by EFTA. On February 18, 2025, Citibank filed a motion to certify the court’s order for interlocutory appeal. On April 22, 2025, the court granted Citibank’s motion to certify the order for interlocutory appeal and stayed the case in the District Court pending appeal. On September 3, 2025, the Second Circuit granted Citibank’s petition to hear the appeal. Additional information concerning this action is publicly available in court filings under the docket numbers 1:24-cv-00659-JPO (S.D.N.Y.) (Oetken, J.), and 25-2105 (2d. Cir.).

Parmalat Litigation
In 2004, an Italian commissioner appointed to oversee the administration of various Parmalat companies filed a complaint against Citigroup, Citibank, and related parties, alleging that the defendants facilitated a number of frauds by Parmalat insiders. In 2008, a jury rendered a verdict in Citigroup’s favor and awarded Citi $431 million. In 2019, the Italian Supreme Court affirmed the decision in the full amount of $431 million. Citigroup has taken steps to enforce the judgment in Italian and Belgian courts. On January 12, 2026, the Italian Supreme Court issued a decision determining that Parmalat could not be compelled to issue and allot new shares in satisfaction of the amounts owed to Citi but clarified that Citi may seek damages for Parmalat’s breach of the Italian Concordato. Additional information concerning these actions is publicly available in court filings under the docket numbers 27618/2014 and 3023/2024 (Italy), and 20/3617/A (Belgium).
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

Shareholder Derivative and Securities Litigation
Beginning in October 2020, four derivative actions were filed in the United States District Court for the Southern District of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors. The actions were later consolidated under the case name IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, and contribution and indemnification in connection with defendants’ alleged failures to implement adequate internal controls. In addition, the consolidated complaint asserts derivative claims for violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 in connection with statements in Citigroup’s 2019 and 2020 annual meeting proxy statements. In February 2021, the court stayed the action pending resolution of defendants’ motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. In April 2023, after defendants’ motion to dismiss was granted in IN RE CITIGROUP SECURITIES LITIGATION, the court maintained the stay in this action pending resolution of the securities plaintiffs’ motion for leave to amend the complaint. In January 2026, after the motion for leave to amend was denied, the court maintained the stay further pending the resolution of the appeal in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-09438 (S.D.N.Y.) (Preska, J.).
Beginning in December 2020, two derivative actions were filed in the Supreme Court of the State of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors, and certain current and former officers. The actions were later consolidated under the case name IN RE CITIGROUP INC. DERIVATIVE LITIGATION, and the court stayed the action pending resolution of defendants’ motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. In April 2023, a third related derivative action also filed in the Supreme Court of the State of New York was consolidated for all purposes into this action. That same month, following the dismissal of the securities complaint in IN RE CITIGROUP SECURITIES LITIGATION, the court maintained the stay in this action pending resolution of the securities plaintiffs’ motion for leave to amend the complaint. In January 2026, after the motion for leave to amend was denied, the court maintained the stay until issuance of the mandate in the appeal in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 656759/2020 (N.Y. Sup. Ct.) (Schecter, J.).
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
Beginning in October 2020, three putative class action complaints were filed in the United States District Court for the Southern District of New York against Citigroup and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The actions were consolidated under the case name IN RE CITIGROUP SECURITIES LITIGATION. The consolidated complaint later added certain of Citigroup’s current and former directors as defendants. On March 24, 2023, the court granted defendants’ motion to dismiss without prejudice. On May 24, 2023, plaintiffs moved for leave to file a second amended complaint against Citigroup and certain of Citigroup’s current or former officers for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements concerning risk management and internal controls. On November 13, 2025, the court denied plaintiffs’ motion for leave to amend. On December 12, 2025, plaintiffs appealed to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 25-03146 (2d Cir.) and 1:20-CV-09132 (S.D.N.Y.) (Preska, J.).

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
In September 2021, defendants moved to dismiss the consolidated amended complaint in part. In June 2022, the court granted in part and denied in part defendants’ partial motion to dismiss the consolidated amended complaint. In October 2022, plaintiffs filed a motion to certify a class of persons and entities who, from February 2008 to November 2015, paid interest rates on VRDOs with respect to the antitrust claim. Plaintiffs also moved to certify a subclass of individuals who entered into remarketing agreements with the defendants during that same period. On September 21, 2023, the court granted plaintiffs’ motion for class certification, certifying both an antitrust class and a breach-of-contract subclass. On October 5, 2023, defendants filed a Rule 23(f) petition seeking leave to appeal the certification ruling. On November 8, 2023, the plaintiffs voluntarily dismissed certain defendants from the case, including Citigroup, Citibank, and CGML. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted defendants’ Rule 23(f) petition to appeal the district court’s order granting class certification. On August 1, 2025, the United States Court of Appeals for the Second Circuit affirmed the lower court’s grant of class certification. Defendants filed a petition for a writ of certiorari with the United States Supreme Court on December 1, 2025. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.), 23-7328 (2d Cir.), and 25-639 (S. Ct.).
Since April 2018, Citigroup and certain of its affiliates, including Citibank and CGMI, have been named in state court qui tam lawsuits in which Edelweiss Fund, LLC alleges that Citi and other financial institutions defrauded certain state and municipal VRDO issuers in connection with resetting VRDO interest rates. Filed under each state’s respective false claims act, these actions are pending in state courts in California, New Jersey, and New York, and are captioned STATE OF CALIFORNIA EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., STATE OF NEW JERSEY EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., and STATE OF NEW YORK EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., respectively. In the California state qui tam, a hearing on the parties’ motions for summary judgment is scheduled for February 19, 2026 and trial is set for June 8, 2026. In the New Jersey state qui tam, on December 27, 2024, the Appellate Division of the New Jersey Superior Court remanded the case to the trial court for the entry of summary judgment in favor of defendants, and on May 16, 2025, the New Jersey Supreme Court granted the plaintiff-relator’s petition for certification of the appeal. In the New York state qui tam, the trial court granted in part and denied in part defendants’ and plaintiff-relator’s cross-motions for summary judgment decision on April 4, 2025. Defendants appealed the decision to the New York Supreme Court Appellate Division, First Judicial Department. Additional information concerning these actions is publicly available in court filings under the docket numbers CGC-14-540777 (Cal. Super. Ct.) (Schulman, J.), A163264 (Cal. 1st App. Div.); L-885-15 (N.J. Super. Ct.) (Hurd, J.), A-1340-23 (N.J. App. Div.), and 090285 (N.J. S. Ct.); and 100559/2014 (N.Y. Sup. Ct.) (Borrok, J.) and 2025-02242 (N.Y. App. Div.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	2025
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$14,682	$13,171
Total operating expenses	222	14,246
Provision for credit losses	—	31
Equity in undistributed income of subsidiaries	(952)	—
Income (loss) from continuing operations before income taxes	$13,508	$(1,106)
Provision (benefit) for income taxes	(798)	(514)
Net income (loss)	$14,306	$(592)

SUMMARIZED BALANCE SHEET

	December 31, 2025		December 31, 2024
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$6,580	$24,459	$4,014	$19,464
Securities borrowed and purchased under resale agreements	—	291,384	—	215,995
Trading account assets	85	342,203	203	294,396
Advances to subsidiaries	160,188	—	150,790	—
Investments in subsidiary bank holding company	185,568	—	179,253	—
Investments in non-bank subsidiaries	44,310	—	46,549	—
Other assets(1)	15,654	180,075	14,642	158,080
Total assets	$412,385	$838,121	$395,451	$687,935
Securities loaned and sold under agreements to repurchase	$—	$357,524	$—	$268,178
Trading account liabilities	17	107,988	69	89,146
Short-term borrowings	—	34,712	—	29,410
Long-term debt	177,855	211,029	164,024	184,516
Advances from subsidiaries	19,319	—	19,974	—
Other liabilities	2,903	91,214	2,786	80,486
Stockholders’ equity	212,291	35,654	208,598	36,199
Total liabilities and equity	$412,385	$838,121	$395,451	$687,935

(1)    Other assets of CGMHI includes loans to affiliates of $99 billion and $91 billion at December 31, 2025 and 2024, respectively.

32.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following are the Condensed Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, Condensed Balance Sheet as of December 31, 2025 and 2024 and Condensed Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023 for Citigroup Inc., the parent holding company.

Condensed Statements of Income and Comprehensive Income                     Parent Company Only

	Year ended December 31,
In millions of dollars	2025	2024	2023
Revenues
Dividends from subsidiaries	$17,523	$5,549	$16,811
Interest revenue—intercompany	$7,397	$7,523	$6,955
Interest expense	7,079	6,680	6,339
Interest expense—intercompany	1,198	1,518	1,460
Net interest income	$(880)	$(675)	$(844)
Commissions and fees	$—	$—	$—
Commissions and fees—intercompany	(193)	(57)	(31)
Principal transactions	(1,620)	691	(928)
Principal transactions—intercompany	(179)	(2,590)	(771)
Other revenue	(13)	147	(23)
Other revenue—intercompany	44	(175)	(135)
Total non-interest revenues	$(1,961)	$(1,984)	$(1,888)
Total revenues, net of interest expense	$14,682	$2,890	$14,079
Operating expenses
Compensation and benefits	$23	$14	$9
Compensation and benefits—intercompany	8	23	18
Other operating	131	207	160
Other operating—intercompany	60	30	15
Total operating expenses	$222	$274	$202
Equity in undistributed income of subsidiaries	$(952)	$9,300	$(5,572)
Income from continuing operations before income taxes	$13,508	$11,916	$8,305
Provision (benefit) for income taxes	(798)	(766)	(923)
Net income	$14,306	$12,682	$9,228
Comprehensive income
Add: Other comprehensive income (loss)	3,542	(3,052)	2,235
Total Citigroup comprehensive income	$17,848	$9,630	$11,463

Condensed Balance Sheet                                     Parent Company Only

	December 31,
In millions of dollars	2025	2024
Assets
Cash and due from banks	$—	$—
Cash and due from banks—intercompany	5	14
Deposits with banks—intercompany	6,575	4,000
Trading account assets	(14)	(164)
Trading account assets—intercompany	99	367
Investments, net of allowance	1	1
Advances to subsidiaries	$160,188	$150,790
Investments in subsidiary bank holding company	185,568	179,253
Investments in non-bank subsidiaries	44,310	46,549
Other assets, net of allowance(1)	10,834	10,255
Other assets—intercompany	4,819	4,386
Total assets	$412,385	$395,451
Liabilities and equity
Trading account liabilities	$—	$(159)
Trading account liabilities—intercompany	17	228
Long-term debt	177,855	164,024
Advances from subsidiary bank holding company	12,733	10,948
Advances from non-bank subsidiaries	6,586	9,026
Other liabilities	2,864	2,719
Other liabilities—intercompany	39	67
Stockholders’ equity	212,291	208,598
Total liabilities and equity	$412,385	$395,451

(1)Citigroup parent company, inclusive of Citicorp LLC, at December 31, 2025 and 2024 included $76.3 billion and $75.4 billion, respectively, of placements to Citibank and its branches, of which $64.1 billion and $71.6 billion, respectively, had a remaining term of less than 30 days.

Condensed Statement of Cash Flows                                 Parent Company Only

	Year ended December 31,
In millions of dollars	2025	2024	2023
Net cash provided by (used in) operating activities of continuing operations	$18,876	$2,536	$17,163
Cash flows from investing activities of continuing operations
Changes in investments and advances—intercompany	$(7,849)	$(1,287)	$(3,450)
Net cash provided by (used in) investing activities of continuing operations	$(7,849)	$(1,287)	$(3,450)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,372)	$(5,199)	$(5,212)
Issuance of preferred stock	7,186	5,282	2,739
Redemption of preferred stock	(5,000)	(5,050)	(4,145)
Treasury stock acquired	(13,250)	(2,474)	(1,977)
Proceeds (repayments) from issuance of long-term debt, net	9,416	4,399	(6,955)
Net change in short-term borrowings and other advances—intercompany	(661)	3,250	2,162
Other financing activities	(780)	(454)	(329)
Net cash provided by (used in) financing activities of continuing operations	$(8,461)	$(246)	$(13,717)
Change in cash and due from banks and deposits with banks	$2,566	$1,003	$(4)
Cash and due from banks and deposits with banks at beginning of year	4,014	3,011	3,015
Cash and due from banks and deposits with banks at end of year	$6,580	$4,014	$3,011
Cash and due from banks (including segregated cash and other deposits)	$5	$14	$11
Deposits with banks, net of allowance	6,575	4,000	3,000
Cash and due from banks and deposits with banks at end of year	$6,580	$4,014	$3,011
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for interest	$6,228	$5,934	$5,704

FINANCIAL DATA SUPPLEMENT

RATIOS

	2025	2024	2023
Return on average assets	0.54%	0.51%	0.38%
Return on average common stockholders’ equity(1)	6.8	6.1	4.3
Return on average total stockholders’ equity(2)	6.7	6.1	4.5
Total average equity to average assets(3)	8.0	8.4	8.5
Dividend payout ratio(4)	33	37	51

(1)    Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)    Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)    Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)    Dividends declared per common share as a percentage of diluted EPS.

AVERAGE DEPOSIT LIABILITIES(1)

	2025		2024		2023
In millions of dollars at year end, except ratios	Average balance	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate
In U.S. offices
Demand deposits	$334,388	3.72%	$304,198	4.53%	$294,081	4.30%
Time deposits	92,183	3.99	100,314	4.83	103,170	4.28
Savings deposits	158,940	2.26	165,536	2.47	197,337	1.79
Total interest-bearing deposits—U.S.	$585,511	3.36%	$570,048	3.99%	$594,588	3.46%
In offices outside the U.S.
Demand deposits	$371,583	2.07%	$330,118	2.95%	$317,321	2.58%
Time and savings deposits	203,252	3.72	216,465	3.63	219,428	3.42
Total interest-bearing deposits—outside the U.S.	$574,835	2.66%	$546,583	3.22%	$536,749	2.92%
Total interest-bearing deposits	$1,160,346	3.01%	$1,116,631	3.61%	$1,131,337	3.21%
Non-interest-bearing deposits	$202,705	—%	$200,319	—%	$202,736	—%
Total deposits	$1,363,051	2.57%	$1,316,950	3.06%	$1,334,073	2.72%

(1)    Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

UNINSURED DEPOSITS

The table below presents the estimated amount of uninsured time deposits by maturity profile:

In millions of dollars at December 31, 2025	Three months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
In U.S. offices(1)
Time deposits in excess of FDIC insurance limits(2)	$30,534	$10,825	$2,036	$304	$43,699
In offices outside the U.S.(1)
Time deposits in excess of foreign jurisdiction insurance limits(3)(4)	118,282	10,443	14,283	3,194	146,202
Total uninsured time deposits(5)	$148,816	$21,268	$16,319	$3,498	$189,901

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

Total uninsured deposits as of December 31, 2025 were $1.11 trillion (see footnotes 1, 2 and 3 to the table above).

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

COMPETITION
The financial services industry is highly competitive. Citi’s competitors include a variety of financial services and advisory companies, as well as certain non-financial services firms. Citi competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citi’s competitive position depends on many factors, including, among others:

•the value of Citi’s brand name and reputation, and the types of clients and geographies served;
•the quality, range, performance, innovation and pricing of products and services;
•the effectiveness of and access to distribution channels, maintenance of partner relationships, emerging technologies and technology advances, customer service and convenience;
•the effectiveness of transaction execution, interest rates, lending limits and risk appetite; regulatory constraints and compliance; and
•changes in the macroeconomic business environment or societal norms.

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

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities. Citigroup reported one transaction for the first quarter of 2025, no transactions for the second quarter of 2025 and three transactions for the third quarter of 2025.
During the fourth quarter of 2025, Citigroup identified three transactions pursuant to Section 219. On November 7, 2025, Citibank Europe plc processed a payment from a client to the Iranian Embassy in Norway for mailing a passport. The total value of the transaction was EUR 40 (approximately USD 46.20). This transaction was permissible under the travel exemption of the Iranian Transactions and Sanctions Regulations. Citi did not realize any fees for the processing of this transaction. On December 11, 2025, Citibank, N.A. processed a payment destined for a U.S.-based law firm for legal services provided to a person designated under Executive Order 13224. The total value of the payment was USD 3,500,000 and the transaction was authorized pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). Citi did not realize any fees for the processing of this transaction. On December 12, 2025, Citibank, N.A. processed a payment destined for an Asia-based entity for the transportation of oil on a vessel that at the time of the transaction was designated pursuant to Executive Order 13224. The total value of the payment was USD 134,382,544.23 and the transaction was made pursuant to a specific license issued by OFAC on December 4, 2025, which expired on January 21, 2026. The vessel was no longer designated pursuant to Executive Order 13224 as of January 21, 2026. Citi did not realize any fees for the processing of this transaction.

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

The following table summarizes Citi’s common share repurchases for the fourth quarter of 2025:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
October 2025
Open market repurchases(1)	9,415	$99.13	111,703	$10.4
Employee transactions(2)	—	—	—	—
November 2025
Open market repurchases(1)	12,590	100.61	124,293	9.1
Employee transactions(2)	—	—	—	—
December 2025
Open market repurchases(1)	19,794	116.20	144,087	6.8
Employee transactions(2)	—	—	—	—
Total for 4Q25	41,799	$107.66	144,087	$6.8

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
(2)    During the fourth quarter, pursuant to the Board authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity from employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.60 per share for the fourth quarter of 2025 and the first quarter of 2026. Citi intends to maintain a quarterly common dividend of at least $0.60 per share, subject to financial and macroeconomic conditions and its Board of Directors’ approval.
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
During 2025, Citi distributed $1,114 million in dividends on its outstanding preferred stock. On January 14, 2026, Citi declared preferred dividends of approximately $305 million for the first quarter of 2026.
See Note 20 for information on the ability of Citigroup’s subsidiary depository institutions to pay dividends.

OTHER INFORMATION

Insider Trading Policies and Procedures and Arrangements
Citi has insider trading policies and procedures governing the purchase, sale and/or other dispositions of Citi securities by its officers and employees, as well as by members of the Citigroup Board of Directors and Citi itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Citi. A copy of Citi’s Trading and Material Non-Public Information (MNPI) Standard for Citi Securities, applicable to officers and employees, is filed as Exhibit 19.01 to this Form 10-K. Citi’s Policy on Transactions in Citigroup Inc. Securities by Non-Management Members of Citigroup Inc.’s Board of Directors and the Citigroup Inc. Share Repurchase and Securities Issuance Procedures applicable to Citi itself are filed as Exhibits 19.02 and 19.03, respectively, to this Form 10-K.
During the fourth quarter of 2025, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2025. The graph and table assume that $100 was invested on December 31, 2020 in Citigroup’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2020	100.0	100.0	100.0
31-Dec-2021	101.0	128.7	135.0
31-Dec-2022	78.7	105.4	120.8
31-Dec-2023	93.6	133.1	135.5
31-Dec-2024	132.9	166.4	176.9
31-Dec-2025	226.3	196.2	203.5

Note: Citigroup’s common stock is listed on the NYSE under the ticker symbol “C” and held by 55,540 registered common stockholders of record as of January 31, 2026.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 20, 2026 are:

Name	Age	Position and office held
Nadir Darrah	50	Chief Auditor
Jane Fraser	58	Chair of the Board and Chief Executive Officer, Citigroup Inc.
Sunil Garg	60	CEO, Citibank, N.A., and Head of North America
Nicole Giles	54	Controller and Chief Accounting Officer
Pam Habner	60	Head of U.S. Consumer Cards*
Shahmir Khaliq	55	Head of Services
David Livingstone	62	Chief Client Officer
Gonzalo Luchetti	52	Head of U.S. Personal Banking*+
Mark A. L. Mason	56	Chief Financial Officer+
Brent McIntosh	52	Chief Legal Officer and Corporate Secretary
Andrew Morton	64	Head of Markets
Vis Raghavan	59	Head of Banking and Executive Vice Chair
Tim Ryan	62	Head of Technology and Business Enablement
Anand Selvakesari	58	Chief Operating Officer
Andy Sieg	58	Head of Wealth*
Edward Skyler	52	Head of Enterprise Services & Public Affairs
Ernesto Torres Cantú	61	Head of International
Zdenek Turek	61	Chief Risk Officer
Sara Wechter	45	Chief Human Resources Officer

* Effective as of the first quarter of 2026, Citi transferred its Retail Banking business from USPB to Wealth, and the remaining USPB businesses were integrated into a new U.S. Consumer Cards (USCC) segment. For additional information, see “Overview” above.

+ Mr. Mason will be replaced by Mr. Luchetti as Citigroup’s Chief Financial Officer effective March 2, 2026.

•Mr. Darrah joined Citi in 2015 and assumed his current position in March 2022. He was previously the Chief Auditor of Citibank, N.A. Data and Transformation. Prior to Citi, he spent several years working at Barclays, GMAC, Kinnevik Group in the U.S., U.K., Europe, Middle East and Africa. He trained as an accountant in Pakistan with A.F. Ferguson and Co. (an affiliate of PricewaterhouseCoopers).
•Ms. Fraser joined Citi in 2004 and assumed her current position in March 2021, and in October 2025 was appointed Chair of Citigroup’s Board of Directors. Previously, she served as CEO of Global Consumer Banking from October 2019 to December 2020. Before that, she served as CEO of Citi Latin America from June 2015 to October 2019. She held a number of other roles across the organization, including CEO of U.S. Consumer and Commercial Banking and CitiMortgage, CEO of Citi’s Global Private Bank and Global Head of Strategy and M&A.
•Mr. Garg joined Citi in 1988 and assumed his current position in February 2021, and in January 2023 also assumed the position of Head of North America. Previously, he was global CEO of the Commercial Bank beginning in 2011. Prior to that, he led the U.S. Commercial Banking business from 2008 until 2011. In addition, he held various other roles at Citi in Operations and Technology, Treasury and Trade Solutions, Corporate and Investment Banking and Commercial Banking.
•Ms. Giles joined Citi and assumed her current position in February 2025. Prior to her current role, she spent almost three decades at JPMorgan Chase, where she most recently served as chief financial officer for its commercial and investment banking unit since March 2024. She has also held various other roles at JPMorgan Chase, including as its controller.
•Ms. Habner joined Citi in 2020 and assumed her current position in November 2025. Previously, she was Head of Consumer Branch Banking and Wealth Management at JPMorgan Chase where she was responsible for staff, sales and service across its 5,000 branches. Prior to that role, she was President of Branded Cards for Chase Card Services with responsibility for the Chase Sapphire, Freedom, Slate and Ink card portfolios.
•Mr. Khaliq joined Citi in 1991 and assumed his current position in November 2023. He served as the Global Head of TTS from 2021 to 2023. Prior to that, he was Head of TTS Operations and Technology.
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
•Mr. Luchetti joined Citi in 2006 and assumed his current position in February 2021. Mr. Luchetti will become Citigroup’s Chief Financial Officer effective March 2, 2026. Prior to his current role, he served as Head of the Consumer Bank in Asia and EMEA. He also served as the Head of the Asia Retail Bank and Global Head of Wealth Management and Insurance. Prior to joining Citi, he worked for JPMorgan Chase and Bain & Company.
•Mr. Mason joined Citi in 2001 and assumed his current position in 2019. Mr. Mason will become Executive Vice Chair of Citi and Senior Executive Advisor to Citi’s Chair and CEO (both non-Board roles) effective March 2, 2026. Prior to his current role, he served as CFO of Citi’s Institutional Clients Group, CEO of Private Bank, CEO of Citi Holdings, and CFO and Head of Strategy for Citi’s

Global Wealth Management Division. Prior to joining Citi, he served as Director of Strategy and Business Execution at Lucent Technologies.
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
•Mr. Raghavan joined Citi in his current position in June 2024. Prior to joining Citi, he was Head of Global Investment Banking at JPMorgan, after previously having served as Co-Head of Global Investment and Corporate Banking since 2020. In addition to his global Banking responsibilities, he was also Chief Executive Officer of JPMorgan in Europe, the Middle East and Africa since 2017. He first joined JPMorgan in 2000 and has held senior roles in Debt and Equity Capital Markets globally.
•Mr. Ryan joined Citi in his current position in June 2024. He has over 30 years of diversified experience in the financial services industry, both in the U.S. and internationally. Previously, he was the Chairman and Senior Partner at PricewaterhouseCoopers, overseeing the firm’s strategy and execution. He also served as Vice Chairman, where his responsibilities included strategy, investor relations, regulatory affairs, public policy, corporate responsibility, marketing and sales, and human capital.
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
•Mr. Sieg joined Citi in his current position in November 2023. Previously, he served as the president of Merrill Wealth Management and held various senior strategy, product and field leadership roles in the wealth management business. He served as a senior wealth management executive at Citi from 2005 to 2009, and earlier in his career in the White House as an aide to the Assistant to the President for Economic and Domestic Policy.

•Mr. Skyler joined Citi in 2010 and assumed his current position in 2022. Prior to joining Citi, he served as Deputy Mayor for Operations for the City of New York, as a member of Mayor Bloomberg’s administration. He also previously worked at Bloomberg L.P.
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
•Ms. Wechter joined Citi in 2004 and assumed her current position in July 2018. Previously, she served as Citi’s Head of Talent and Diversity as well as Chief of Staff to Citi’s CEO. She also previously served as Chief of Staff to the Chairman of Citigroup’s Board of Directors. In addition, she previously held roles in Citi’s Institutional Clients Group.

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

CITIGROUP BOARD OF DIRECTORS

Titi Cole
Former Head of Legacy Franchises, Citigroup Inc.

Ellen M. Costello
Chair, Citibank, N.A.

Grace E. Dailey
Former Senior Deputy Comptroller for Bank Supervision Policy and Chief National Bank Examiner
Office of the Comptroller of the Currency (OCC)

John C. Dugan
Lead Independent Director
Citigroup Inc.

Jane Fraser
Chair of the Board and Chief Executive Officer, Citigroup Inc.

Duncan P. Hennes
Co-Founder and Partner
Atrevida Partners, LLC

Peter Blair Henry
Class of 1984 Senior Fellow, Hoover Institution, and Senior Fellow, Freeman Spogli Institute for International Studies, Stanford University

Renée J. James
Founder and CEO
Rule42

Jonathan Moulds
Chair, Citigroup Global Markets Limited (CGML)

Gary M. Reiner
Former Operating Partner
General Atlantic LLC

Diana L. Taylor
Former Superintendent of Banks
State of New York

James S. Turley
Former Chairman and CEO
Ernst & Young

Casper W. von Koskull
Former President and Group Chief Executive Officer
Nordea Bank Abp

EXHIBIT INDEX

Number	Description
3.1+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

3.02
By-Laws of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.02 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (File No. 001-09924).

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

4.20
Eighth Supplemental Indenture, dated as of January 9, 2026 between Citigroup Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K Filed on January 12, 2026 (File No. 1-9924)).

4.21
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to Citigroup Inc.’s Registration Statement on Form S-3 filed March 13, 2006 (File No. 333-132370-01).

4.22
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-09924).

4.23
Third Supplemental Indenture, dated as of January 9, 2026 between Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 4.4 to Citigroup Inc.’s Current Report on Form 8-K Filed on January 12, 2026 (File No. 1-9924)).

4.24
Indenture, dated as of July 23, 2004, between Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to Citigroup Inc.’s Registration Statement on Form S-3 filed July 23, 2004 (File No. 333-117615).

4.25
Form of Indenture, between Citigroup Inc. and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), incorporated by reference to Exhibit 4.11 to the Travelers Group Inc. Registration Statement on Form S-3 filed September 20, 1996 (File No. 333-12439).

4.26
Senior Debt Indenture, dated as of March 8, 2016, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed March 9, 2016 (File No. 001-09924).

4.27
First Supplemental Indenture, dated as of March 1, 2017, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.24 to Citigroup Inc.’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.28
Second Supplemental Indenture, dated as of April 13, 2020, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to Citigroup Inc.’s Current Report on Form 8-K filed on April 13, 2020 (File No. 001-09924).

4.29
Third Supplemental Indenture, dated as of December 18, 2023, between Citigroup Global Markets Holdings Inc., Citigroup Inc. and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Citigroup Inc.’s Current Report on Form 8-K filed on December 19, 2023 (File No. 001-09924).

4.30
Fourth Supplemental Indenture, dated as of January 9, 2026, between Citigroup Global Markets Holdings, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Citigroup Inc.’s Current Report on Form 8-K Filed on January 12, 2026 (File No. 1-9924)).

4.31
Form of Capital Securities Guarantee Agreement between Citigroup Inc. as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to Citigroup Inc.’s Registration Statement on Form S-3 filed July 2, 2004 (File No. 333-117615).

4.32	Specimen Physical Common Stock Certificate of Citigroup Inc., incorporated by reference to Exhibit 4.1 to Citigroup Inc.’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

4.33
Amended and Restated Declaration of Trust for Citigroup Capital XIII (incorporated by reference to Exhibit 4.02 to Citigroup Inc.’s Current Report on Form 8-K filed on September 30, 2010 (File No. 109924)).

4.34
Form of Amended and Restated Declaration of Trust for Citigroup Capital III (previously known as Travelers Capital III), incorporated by reference to Exhibit 4.8 to Travelers Group Inc.’s Registration Statement on Form S-3 (File No. 333-12439).

4.35+	Description of Citigroup Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.14*
Agreement between Vis Raghavan and Citibank, N.A. (dated January 14, 2025), incorporated by reference to Exhibit 10.2 to Citigroup Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (File No. 001-09924).

10.15+	Award Agreement between Jane Fraser and Citigroup Inc. (dated October 22, 2025).

19.01+	Trading and Material Non-Public Information (MNPI) Standard for Citi Securities.

19.02+	Policy on Transactions in Citigroup Inc. Securities by Non-Management Members of Citigroup Inc.’s Board of Directors.

19.03+	Citigroup Inc. Share Repurchase and Securities Issuance Procedures.

21.01+	Subsidiaries of Citigroup Inc.

22.01+	Subsidiary Issuers of Guaranteed Securities.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.01+	Citigroup Inc. Dodd-Frank Clawback Provisions (effective as of October 2, 2023).

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in inline XBRL.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 2025, filed on February 20, 2026, formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citigroup Inc. does not exceed 10% of the total assets of Citigroup Inc. and its consolidated subsidiaries. Citigroup Inc. will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2025 Annual Report on Form 10-K) to security holders who make a written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2026.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2026.

Citigroup’s Principal Executive Officer and Board Chair:

/s/ Jane Fraser

Jane Fraser

Citigroup’s Principal Financial Officer:

/s/ Mark A. L. Mason

Mark A. L. Mason

Citigroup’s Principal Accounting Officer:

/s/ Nicole Giles

Nicole Giles

The Directors of Citigroup listed below executed a power of attorney appointing Mark A. L. Mason their attorney-in-fact, empowering him to sign this report on their behalf.

Titi Cole	Renée J. James
Ellen M. Costello	Jonathan Moulds
Grace E. Dailey	Gary M. Reiner
John C. Dugan	Diana L. Taylor
Duncan P. Hennes	James S. Turley
Peter Blair Henry	Casper W. von Koskull

/s/ Mark A. L. Mason

Mark A. L. Mason

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this report and certain other Citigroup presentations.

* Denotes a Citi metric

2025 Annual Report on Form 10-K: Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
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
CCyB: Countercyclical Capital Buffer
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
Digital asset: Anything created and stored digitally that is identifiable and discoverable, establishes ownership and has or provides value (including tokenized deposits, cryptocurrencies, stablecoins and other assets and products that use distributed ledger or blockchain technology).
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
GILTI: Global intangible low-taxed income
Ginnie Mae: Government National Mortgage Association
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
International region: Comprises six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East, Africa and Russia (MEA).
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
MEA: Middle East, Africa and Russia.
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
OREO: Other real estate owned
Organic growth (Wealth): Organic growth is defined as growth in client investment assets related to net new investment assets (NNIA) and excluding the impact of market growth. It is calculated as the sum of NNIA for each quarter from the first quarter of 2025 through the fourth quarter of 2025 divided by fourth quarter of 2024 client investment assets.
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
Retail Services: Citi’s U.S. retail services cards business with a portfolio of co-brand and private label relationships (including, among others, The Home Depot, Best Buy and Macy’s).
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
TTS: Treasury and Trade Solutions
Unaudited: Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
USCC: U.S. Consumer Cards
U.S. dollar clearing volume: Represents the number of U.S. dollar clearing payment instructions processed by Citi on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
USPB: U.S. Personal Banking
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