Form 10-Q
period 2026-03-31
CITIGROUP INC
filed 2026-05-07
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2026: 1,705,576,955

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S FIRST QUARTER 2026—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as Citi’s 2025 Form 10-K).
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

Reporting Changes
As discussed below, certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation, effective January 1, 2026. Citi’s consolidated results were unchanged for all periods presented.

•Citi transferred its Retail Banking business from the former U.S. Personal Banking (USPB) to Wealth and integrated the remaining USPB businesses into a new U.S. Consumer Cards segment.

•As part of this transfer, the financial results and balance sheet of the Retail Banking business moved to the Wealth segment.

•Citi allocates tangible common equity (TCE) internally to its businesses annually, taking into consideration a variety of factors, including the economics of client relationships that cross businesses. Citi updated its TCE allocation methodology among the Services, Markets and Banking segments to better align their capital usage associated with the shared economic benefits of corporate lending to clients across these segments, eliminating the need for a corporate lending revenue share arrangement, which had historically been reflected in the “All other” revenue line item of these segments.

•As a result of these changes, the revenues of Services and Markets increased and the revenues of Banking decreased.

•Certain interest rate risk-management activities within Markets were moved to All Other—Corporate/Other, or between businesses within Markets. These changes impacted the results for Markets, as well as All Other—Corporate/Other.

For additional information on these and other reporting changes, see the Historical Quarterly Financial Data Supplement for the five-year quarterly and annual periods ended December 31, 2025, reflecting the above-mentioned first quarter of 2026 presentation changes, included as Exhibit 99.1 to Citigroup’s Current Report on Form 8-K furnished to the SEC on April 3, 2026.
As previously announced, Citi also enhanced its 2026 TCE allocation methodology, which affected the TCE allocation for each segment as of the first quarter of 2026. For additional information, see Citi’s First Quarter 2026 Earnings Results Presentation available on Citi’s Investor Relations website. This earnings results presentation is not incorporated by reference into, and does not form any part of, this Form 10-Q.

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
Citi’s non-GAAP measures in this Form 10-Q include the following:

•All Other (managed basis), which excludes divestiture-related impacts
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•TCE, return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income

Citi’s All Other (managed basis) results, which exclude divestiture-related impacts, represent as reported, or GAAP, financial results adjusted for items that are incurred and recognized, which are wholly and necessarily a consequence of actions taken to sell (including through a public offering), dispose of or wind down business activities associated with Citi’s previously announced exit markets within All Other—Legacy Franchises.
Citi’s Chief Executive Officer, its chief operating decision maker, regularly reviews financial information for All Other on a managed basis. For additional information, see “All Other—Divestiture-Related Impacts (Reconciling Items)” below.

Citi believes All Other (managed basis) results are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies.
Citi believes that Banking and Corporate Lending revenues excluding gain (loss) on loan hedges are useful to investors, industry analysts and others because the gain (loss) on loan hedges are independent of Banking and Corporate Lending’s core operations and not indicative of the performance of the business operations. For more information on Banking and Corporate Lending revenues excluding gain (loss) on loan hedges, see “Banking” below.
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

Please see “Risk Factors” in Citi’s 2025 Form 10-K for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

Citigroup is managed pursuant to five reportable business segments (segments), also referred to as Citi’s “five businesses”: Services, Markets, Banking, Wealth and U.S. Consumer Cards. Activities not assigned to the segments are included in All Other. For additional information, see the results of operations for each of the segments and All Other within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS

Services

Lines of business:

- Treasury and Trade Solutions
- Securities Services

Markets

Lines of business:[1]

- Fixed Income Markets
- Equity Markets

Banking

Lines of business:[2]

- Investment Banking
- Corporate Lending

Wealth

Lines of business:

- Citigold and Retail Banking
- Private Bank
- Wealth at Work

U.S. Consumer Cards (USCC)

Unsecured consumer lending[3]

All Other

Legacy Franchises

- Mexico Consumer, Small Business and Middle-Market Banking (Mexico Consumer/SBMM)[4]
- Asia Consumer Banking (Asia Consumer)[5]
- Legacy Holdings Assets

Corporate/Other

- Corporate Treasury managed activities
- Operations and Technology
- Global staff functions and corporate expenses
- Discontinued operations

REGIONS

North America

International[6]

Note: Mexico is included in Latin America (LATAM) within International.
(1)Fixed Income Markets consists of the Rates and Currencies sub-business and Spread Products and Other Fixed Income sub-business; Equity Markets consists of the equity derivatives, equity cash and prime services sub-businesses.
(2)Investment Banking consists of the Debt Capital Markets (DCM), Equity Capital Markets (ECM) and Advisory sub-businesses.
(3)USCC’s unsecured consumer lending consists of General Purpose Credit Cards (GPCC), Private Label Credit Cards (PLCC) and Installment Lending products.
(4)Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries.
(5)Primarily represents the two remaining exit countries (Poland and Korea).
(6)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and Middle East, Africa and Russia (MEA) (as previously disclosed, on February 18, 2026, Citi completed the sale of AO Citibank in Russia—see Note 2). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides selected financial information (revenue and certain corporate credit metrics) below for these six clusters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Overview
As described further throughout this Executive Summary, during the first quarter of 2026:

•Citi and four of its five businesses achieved positive operating leverage. Citi’s positive operating leverage was driven by revenue growth of 14% and disciplined expense management, with expenses up 7%, primarily due to severance.
•Citi returned $7.4 billion to common shareholders in the form of share repurchases ($6.3 billion) under its 2025 $20 billion common stock repurchase program and dividends ($1.1 billion). On April 28, 2026, Citigroup’s Board of Directors authorized a new multiyear $30 billion common stock repurchase program, expected to begin in the second quarter of 2026. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
•Citi continued to advance its transformation, with 90% of transformation programs now at or nearly at Citi’s target state (see “Citi’s Multiyear Transformation” below).
•Citi continued to make progress on its remaining divestitures, including (i) entering into agreements in February 2026 with investors for commitments to purchase an aggregate 24% equity stake in Banamex, and (ii) completing the sale of 22.6% of such equity stake on April 29, 2026. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below and Note 2.

First Quarter of 2026 Results Summary

Citigroup
Citigroup reported net income of $5.8 billion, or $3.06 per share. This compared to net income of $4.1 billion, or $1.96 per share in the prior-year period.
Net income increased 42% versus the prior-year period, driven by higher revenues and a lower effective tax rate, partially offset by higher expenses and higher provisions for credit losses. Citigroup’s effective tax rate was 21% versus 25% in the prior-year period, largely driven by a discrete item in the current quarter.
Citigroup revenues of $24.6 billion increased 14%, driven by growth in each of Citi’s five interconnected businesses and Legacy Franchises (managed basis) in All Other, including the impact of FX translation, partially offset by a decline in Corporate/Other, also in All Other. Net interest income increased by 12%, and non-interest revenue increased 17% versus the prior-year period. The increase in net interest income was driven by increases in Markets, Services, Wealth, USCC, Banking and Legacy Franchises (managed basis), partially offset by a decline in Corporate/Other. The increase in non-interest revenue was driven by increases in All Other (managed basis), Markets, Services, Banking, USCC and Wealth.
Citigroup’s average loans were $755 billion, up 9% versus the prior-year period, largely driven by loan growth in Markets, Services and Wealth. For additional information about Citi’s average loans by business, including drivers and loan trends, see each business’s results of operations and “Managing Global Risk—Credit Risk—Average Loans” below.
Citigroup’s average deposits were approximately $1.4 trillion, up 11% versus the prior-year period, primarily driven by an increase in Services. For additional information about Citi’s average deposits by business, including drivers and deposit trends, see each respective business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $14.3 billion increased 7% from the prior-year period, including the impact of FX translation, driven by:

•higher compensation and benefits, and
•higher transactional and product servicing expenses,
•partially offset by lower:

•other operating,
•technology and communications, and
•professional services expenses.

The increase in compensation and benefits expenses was driven by higher performance-driven and volume-related compensation expenses and higher severance charges.
The increase in transactional and product servicing expenses was driven by higher volumes in Markets, Services, USCC and Banking, partially offset by All Other and Wealth.
The decrease in other operating expenses was driven by lower legal expenses, largely offset by higher operating expenses across USCC, Services and Banking as well as higher tax charges.
The decrease in technology and communication expenses was driven by a reduction in technology contractors as a result of productivity savings, primarily offset by technology charges and continued investments in technology and in the businesses to drive additional efficiencies and revenue growth.
The decrease in professional services expenses was driven by lower consulting spend, largely related to the transformation, partially offset by higher legal fees.

Provisions
Citi’s total provisions for credit losses and for benefits and claims were $2.8 billion, reflecting net credit losses of $2.2 billion and a net allowance for credit losses (ACL) build of $597 million.
Net credit losses were down 10% from the prior-year period, driven by decreases in USCC and Markets, partially offset by an increase in Legacy Franchises (managed basis) in All Other.

The net ACL build was driven by portfolio quality, including seasonal mix changes, increased uncertainty in the macroeconomic outlook and Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio, largely offset by refinements to loss assumptions and lower net lending activity.
Citi’s total provisions for credit losses and for benefits and claims in the prior-year period were $2.7 billion, reflecting net credit losses of $2.5 billion and a net ACL build of $264 million, driven by increased uncertainty and deterioration in the macroeconomic outlook and portfolio quality, largely offset by lower net lending activity.
For additional information on Citi’s ACL, see each respective segment’s and All Other’s results of operations and “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
For additional information on Citi’s net credit losses, see each respective segment’s and All Other’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 12.7% as of March 31, 2026, compared to 13.4% as of March 31, 2025, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was driven by common share repurchases, the payment of common and preferred dividends and an increase in RWA, largely offset by net income and net beneficial movements in Accumulated other comprehensive income (AOCI).
For additional information on Citi’s capital metrics and capital actions, see “Capital Resources” and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

For information on the results of operations for the first quarter of 2026 for each of Citi’s segments and All Other, see “Services,” “Markets,” “Banking,” “Wealth,” “USCC” and “All Other—Managed Basis” below.

Macroeconomic and Other Risks and Uncertainties Various macroeconomic, geopolitical and regulatory factors have contributed to economic uncertainties in the U.S. and globally, including, but not limited to, those related to various geopolitical challenges and tensions, including the conflict in the Middle East, which has disrupted global energy and other commodities markets and supply chains and resulted in inflationary pressures; changes in U.S. laws or policies; and changes in interest rates and monetary policies. These factors could result in volatility and disruptions in financial markets, as well as adversely affect economic growth and unemployment in the U.S. and other countries. Such risks and uncertainties could also adversely impact Citi’s clients, customers, businesses, funding costs, provisions and overall results of operations and financial condition during the remainder of 2026.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s segments and All Other, results of operations, capital and other financial condition during the remainder of 2026 and beyond, see each respective segment’s and All Other’s results of operations, “Managing Global Risk” and “Forward-Looking Statements” below and “Citi’s Multiyear Transformation” and “Risk Factors” in Citi’s 2025 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

As previously disclosed, Citi’s transformation, including the remediation of its 2020 Consent Orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC), is a multiyear endeavor that has not been linear. For additional information on Citi’s transformation, including remaining focus areas and status, consent order compliance and governance, see “Citi’s Multiyear Transformation” in Citi’s 2025 Form 10-K and Citi’s 2026 Proxy Statement for its Annual Meeting of Stockholders.
In the first quarter of 2026, Citi continued to make significant progress on its transformation. Approximately 90% of transformation programs are at or nearly at Citi’s target state for key areas such as risk and controls, compliance and finance. Within the data program, Citi continued to enhance data quality and governance, including completing the onboarding of the most critical in-scope regulatory reports to a strategic reporting platform, streamlining workflow and enhancing controls.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per share amounts	2026	2025	% Change
Net interest income	$15,741	$14,012	12%
Non-interest revenue	8,892	7,584	17
Revenues, net of interest expense	$24,633	$21,596	14%
Operating expenses	14,311	13,425	7
Provisions for credit losses and for benefits and claims	2,805	2,723	3
Income from continuing operations before income taxes	$7,517	$5,448	38%
Income taxes	1,578	1,340	18
Income from continuing operations	$5,939	$4,108	45%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—
Net income before attribution of noncontrolling interests	$5,938	$4,107	45%
Net income attributable to noncontrolling interests	153	43	256
Citigroup’s net income	$5,785	$4,064	42%
Earnings per share
Basic
Income from continuing operations	$3.12	$2.00	56%
Net income	3.12	2.00	56
Diluted
Income from continuing operations	$3.06	$1.96	56%
Net income	3.06	1.96	56
Dividends declared per common share	0.60	0.56	7
Common dividends	$1,057	$1,072	(1)%
Preferred dividends	305	269	13
Common share repurchases	6,300	1,750	260

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	First Quarter
	2026	2025	% Change
At March 31:
Total assets	$2,777,687	$2,571,514	8%
Total deposits	1,446,240	1,316,410	10
Long-term debt	307,566	295,684	4
Citigroup common stockholders’ equity	191,409	194,058	(1)
Total Citigroup stockholders’ equity	210,959	212,408	(1)
Average assets	2,816,804	2,517,141	12
Direct staff (in thousands)	224	229	(2)%
Performance metrics
Return on average assets	0.83%	0.65%
Return on average common stockholders’ equity(1)	11.5	8.0
Return on average total stockholders’ equity(1)	11.0	7.9
Return on tangible common equity (RoTCE)(2)	13.1	9.1
Operating leverage(3)	746 bps	759 bps
Efficiency ratio (total operating expenses/total revenues, net)	58.1	62.2
Regulatory capital ratios
CET1 Capital(4)	12.75%	13.41%
Tier 1 Capital(4)	14.57	15.10
Total Capital(4)	15.45	15.41
Supplementary Leverage ratio	5.25	5.79
Citigroup common stockholders’ equity to assets	6.89%	7.55%
Total Citigroup stockholders’ equity to assets	7.59	8.26
Dividend payout ratio(5)	20	29
Total payout ratio(6)	134	74
Book value per common share	$112.22	$103.90	8%
Tangible book value per share (TBVPS)(2)	99.01	91.52	8

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
(3)    Operating leverage represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(4)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
(5)    The dividend payout ratio represents dividends declared per common share as a percentage of net income per diluted share.
(6)    The total payout ratio represents the total of common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” below for the component details.

BALANCE SHEET OVERVIEW

This section provides details of select assets and liabilities reported on Citigroup’s Consolidated Balance Sheet and the changes from December 31, 2025 to March 31, 2026:

			Increase (decrease)
In millions of dollars	March 31, 2026	December 31, 2025	$	%
Assets
Cash and deposits with banks, net of allowance	$385,722	$349,579	$36,143	10%
Securities borrowed and purchased under agreements to resell, net of allowance	353,094	356,195	(3,101)	(1)
Trading account assets	593,473	537,139	56,334	10
Investments, net of allowance	444,164	444,229	(65)	—
Loans, net of unearned income and allowance for credit losses on loans	741,980	732,983	8,997	1
All other assets	259,254	237,077	22,177	9
Total assets	$2,777,687	$2,657,202	$120,485	5%
Liabilities and equity
Total deposits	$1,446,240	$1,403,573	$42,667	3%
Securities loaned and sold under agreements to repurchase	369,585	348,098	21,487	6
Trading account liabilities	185,266	162,798	22,468	14
Short-term borrowings	72,056	51,878	20,178	39
Long-term debt	307,566	315,827	(8,261)	(3)
All other liabilities	184,402	161,206	23,196	14
Total liabilities	$2,565,115	$2,443,380	$121,735	5%
Preferred stock	19,550	20,050	(500)	(2)
Common equity	191,409	192,241	(832)	—
Noncontrolling interests	1,613	1,531	82	5
Total liabilities and equity	$2,777,687	$2,657,202	$120,485	5%

Cash and deposits with banks: increased $36 billion, or 10%, primarily driven by growth in deposits in excess of loan growth and net issuances of short-term borrowings, partially offset by growth in net trading assets and liabilities, and net maturities and redemptions of long-term debt.

Securities borrowed and purchased under agreements to resell: decreased $3 billion, or 1%, primarily driven by higher netting in Rates and Currencies in Markets. See Note 10.

Trading account assets: increased $56 billion, or 10%, largely driven by increases in U.S. and foreign government securities and mortgage-backed securities on increased client demand in Markets. See Note 21.

Investments: were essentially unchanged. Held-to-maturity debt securities decreased $11 billion, or 6%, largely driven by maturities of U.S. Treasury securities and paydowns in mortgage- and asset-backed securities. Available-for-sale debt securities increased $11 billion, or 4%, driven by net purchases in U.S. Treasury and mortgage-backed securities, partially offset by net sales in foreign government and corporate debt securities. See Note 11.

Loans: increased $9 billion, or 1%, driven by growth in Banking, due to increased demand for funded loans; Markets, primarily driven by financing activity in spread products; and Services, driven by continued demand for trade loans, partially offset by lower seasonal volumes in USCC. See “Credit Risk—Loans” below and Note 12.

All other assets: consisting of brokerage receivables, premises and equipment, goodwill and intangibles, loans HFS, deferred taxes, accruals, other receivables, leases and other, increased $22 billion, or 9%, primarily due to higher Brokerage receivables reflecting higher trading activity, partially offset by lower Other assets. See “Significant Accounting Policies and Significant Estimates” below and Notes 14 and 24.

Deposits: increased $43 billion, or 3%, driven by an increase in operational deposits in Services. See “Liquidity Risk—
Deposits” below and Note 15.

Securities loaned and sold under agreements to repurchase: increased $21 billion, or 6%, driven by increased financing in support of client activities in Markets. See Note 10.

Trading account liabilities: increased $22 billion, or 14%, driven by Equity Markets and Rates and Currencies, both within Markets, reflecting increased client demand. See Note 21.

Short-term borrowings: increased $20 billion, or 39%,
largely driven by increased advances from the Federal Home Loan Bank (FHLB) and increased short-term structured note borrowings. See “Liquidity Risk—Short-Term Borrowings”
below and Note 16.

Long-term debt: decreased $8 billion, or 3%, driven by maturities/redemptions in bank/non-bank benchmark debt and FHLB borrowings, partially offset by increases in local country and other. See “Liquidity Risk—Long-Term Debt” below and Note 16.

All other liabilities: consisting of brokerage payables, accruals, deferred taxes, other payables, deposits HFS, leases and other, increased $23 billion, or 14%, due to higher Brokerage payables reflecting higher trading activity, partially offset by lower Other liabilities. See “Significant Accounting Policies and Significant Estimates” below and Notes 2 and 24.

Preferred stock: decreased $0.5 billion, or 2%, reflecting $2.3 billion of redemptions, primarily offset by $1.8 billion of issuances. See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and Note 18.

Common equity: decreased $0.8 billion, as $5.8 billion in net income, $1.3 billion in lower AOCI losses and $0.2 billion in employee stock awards were more than offset by $6.3 billion in common share repurchases and $1.4 billion of common ($1.1 billion) and preferred ($0.3 billion) dividends.
For additional information on changes in common equity, see the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	First Quarter
In millions of dollars	2026	2025	% Change
Services	$6,103	$5,204	17%
Markets	7,246	6,075	19
Banking	1,767	1,530	15
Wealth	3,065	2,757	11
USCC	4,757	4,567	4
All Other—managed basis(1)	1,682	1,463	15
All Other—divestiture-related impacts (Reconciling Items)(1)	13	—	NM
Total Citigroup net revenues	$24,633	$21,596	14%

INCOME

	First Quarter
In millions of dollars	2026	2025	% Change
Income (loss) from continuing operations
Services	$2,242	$1,849	21%
Markets	2,629	1,862	41
Banking	304	222	37
Wealth	432	191	126
USCC	732	838	(13)
All Other—managed basis(1)	(388)	(839)	54
All Other—divestiture-related impacts (Reconciling Items)(1)	(12)	(15)	20
Income from continuing operations	$5,939	$4,108	45%
Discontinued operations	$(1)	$(1)	—%
Less: Net income attributable to noncontrolling interests	153	43	256
Citigroup’s net income	$5,785	$4,064	42%

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
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

Services revenues are generated primarily from spreads and fees associated with these activities. Services earns spread revenue on deposits, as well as interest on loans. Revenue generated from these activities is primarily recorded in Net interest income in the table below.
Fee income is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration (AUC/AUA) and is primarily recorded in Administration and other fiduciary fees. For additional information on these types of revenues, see Note 5.
Services maintains an international presence with product offerings in over 90 countries.

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income (including dividends)	$4,143	$3,498	18%
Fee revenue
Commissions and fees	909	815	12
Administration and other fiduciary fees	763	658	16
Total fee revenue	$1,672	$1,473	14%
Principal transactions	263	233	13
All other	25	—	—
Total non-interest revenue	$1,960	$1,706	15%
Total revenues, net of interest expense	$6,103	$5,204	17%
Total operating expenses	$2,935	$2,584	14%
Net credit losses (NCLs) on loans	3	6	(50)
Credit reserve build (release) for loans	97	24	304
Provision (release) for credit losses on unfunded lending commitments	(11)	(6)	(83)
Provisions for credit losses on other assets and held-to-maturity (HTM) debt securities	5	27	(81)
Provision (release) for credit losses	$94	$51	84%
Income from continuing operations before taxes	$3,074	$2,569	20%
Income taxes	832	720	16
Income from continuing operations	$2,242	$1,849	21%
Noncontrolling interests	14	15	(7)
Net income	$2,228	$1,834	21%
Efficiency ratio	48%	50%
Balance Sheet data (in billions of dollars)
End-of-period (EOP) assets	$649	$589	10%
Average assets	637	578	10

Revenue by line of business
Net interest income	$3,424	$2,865	20%
Non-interest revenue	1,192	1,064	12
TTS	$4,616	$3,929	17%
Net interest income	$719	$633	14%
Non-interest revenue	768	642	20
Securities Services	$1,487	$1,275	17%
Total Services	$6,103	$5,204	17%
Revenue by managed geography
North America	$1,976	$1,549	28%
International	4,127	3,655	13
Total	$6,103	$5,204	17%
International revenue by cluster
United Kingdom	$579	$478	21%
Japan, Asia North and Australia (JANA)	830	700	19
LATAM	748	658	14
Asia South	660	639	3
Europe	690	589	17
Middle East, Africa and Russia (MEA)	620	591	5
Total	$4,127	$3,655	13%
Key drivers(1)
Average loans by line of business (in billions of dollars)
TTS	$97	$86	13%
Securities Services	2	1	100
Total	$99	$87	14%
Allowance for credit losses on loans (ACLL) as a percentage of EOP loans(2)	0.42%	0.30%
NCLs (annualized) as a percentage of average loans	0.01%	0.03%
Average deposits by line of business (in billions of dollars)
TTS	$812	$690	18%
Securities Services	149	136	10
Total	$961	$826	16%
AUC/AUA(3) (in trillions of dollars)	$31.6	$26.1	21%
Cross-border transaction value (in billions of dollars)	106.3	95.1	12
U.S. dollar clearing volume(4) (in millions)	43.9	42.7	3
Commercial card spend volume (in billions of dollars)	$18.6	$17.2	8

(1)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(2)    Excludes loans that are carried at fair value for all periods.
(3)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $3.1 trillion and $2.0 trillion of such assets at March 31, 2026 and 2025, respectively.
(4)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).

1Q26 vs. 1Q25
Net income of $2.2 billion increased 21%.
Revenues increased 17%, driven by growth in TTS and Securities Services.
Net interest income increased 18%, driven by an increase in average deposit balances and deposit spreads. Average deposits increased 16%, driven by growth in both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits, as Citi continues to deepen relationships with existing clients and onboard new clients. Non-interest revenue increased 15%, primarily driven by fee growth of 14%.
TTS revenues increased 17%, driven by a 20% increase in net interest income and 12% increase in non-interest revenue. The increase in net interest income was driven by an 18% increase in average deposit balances and deposit spreads. The increase in non-interest revenue was largely driven by an 11% increase in fee revenue, reflecting continued growth in underlying fee drivers, including an increase in cross-border transaction value of 12%, an increase in U.S. dollar clearing volumes of 3% and an increase in commercial card spend volume of 8%.
Securities Services revenues increased 17%, driven by a 20% increase in non-interest revenue and a 14% increase in net interest income. The increase in non-interest revenue was primarily driven by fee growth of 17% that benefited from a 21% increase in assets under custody and administration, which includes the impact of market valuations as well as new assets onboarded. The increase in net interest income was largely driven by a 10% increase in average deposits and deposit spreads.
Expenses increased 14%, primarily driven by higher volume- and other revenue-related expenses, higher compensation and benefits and higher technology costs.
Provisions were $94 million, reflecting a net ACL build of $91 million, and net credit losses of $3 million. The net ACL build was driven by increased uncertainty in the macroeconomic outlook and changes in credit quality on certain exposures, partially offset by refinements to loss assumptions. Provisions were $51 million in the prior-year period, reflecting a net ACL build of $45 million, driven by increased uncertainty and deterioration in the macroeconomic outlook and transfer risk, and net credit losses of $6 million.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Services’ corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in Services’ deposits and loans, see “Managing Global Risk—Credit Risk—Average Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

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

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income (including dividends)	$2,797	$1,924	45%
Fee revenue
Brokerage and fees	478	400	20
Investment banking fees(1)	120	135	(11)
Other	55	52	6
Total fee revenue	$653	$587	11%
Principal transactions	3,542	3,285	8
All other	254	279	(9)
Total non-interest revenue	$4,449	$4,151	7%
Total revenues, net of interest expense(2)	$7,246	$6,075	19%
Total operating expenses	$3,835	$3,466	11%
Net credit losses on loans	(3)	142	NM
Credit reserve build (release) for loans	23	48	(52)
Provision (release) for credit losses on unfunded lending commitments	(23)	9	NM
Provisions (releases) for credit losses for other assets and HTM debt securities	(12)	2	NM
Provision (release) for credit losses	$(15)	$201	NM
Income from continuing operations before taxes	$3,426	$2,408	42%
Income taxes	797	546	46
Income from continuing operations	$2,629	$1,862	41%
Noncontrolling interests	34	13	162
Net income	$2,595	$1,849	40%
Efficiency ratio	53%	57%
Balance Sheet data (in billions of dollars)
EOP assets	$1,280	$1,162	10%
Average assets	1,325	1,118	19

Revenue by line of business
Fixed Income Markets	$5,166	$4,578	13%
Equity Markets	2,080	1,497	39
Total	$7,246	$6,075	19%
Rates and Currencies	$3,311	$3,116	6%
Spread Products and Other Fixed Income	1,855	1,462	27
Total Fixed Income Markets revenues	$5,166	$4,578	13%
Revenue by managed geography
North America	$2,559	$2,169	18%
International	4,687	3,906	20
Total	$7,246	$6,075	19%
International revenue by cluster
United Kingdom	$1,484	$1,488	—%
Japan, Asia North and Australia (JANA)	1,080	690	57
LATAM	714	606	18
Asia South	603	507	19
Europe	389	307	27
Middle East, Africa and Russia (MEA)	417	308	35
Total	$4,687	$3,906	20%
Key drivers(3) (in billions of dollars)
Average loans	$162	$128	27%
NCLs (annualized) as a percentage of average loans	(0.01)%	0.45%
ACLL as a percentage of EOP loans(4)	0.67%	0.89%
Average trading account assets	$573	$474	21

(1)    Investment banking fees are primarily composed of underwriting, advisory, loan syndication structuring and other related financing activity, and predominantly recorded in spread products.
(2)    For a description of the composition of the above revenue line items, see Notes 4, 5 and 6.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Excludes loans that are carried at fair value for all periods.
NM Not meaningful

1Q26 vs. 1Q25
Net income of $2.6 billion increased 40%.
Revenues increased 19%, driven by higher revenue in both Fixed Income Markets and Equity Markets.
Fixed Income Markets revenue of $5.2 billion increased 13%, reflecting higher revenues in Rates and Currencies and Spread Products and Other Fixed Income. Rates and Currencies revenues grew 6%, driven by higher volumes in the foreign exchange business and optimization of the balance sheet, largely offset by rates on elevated volatility.
Spread Products and Other Fixed Income revenues increased 27%, primarily driven by strong performance in commodities.
Equity Markets revenue was $2.1 billion, up 39%, driven by continued momentum across equity derivatives, prime services and equity cash. Additionally, prime balances were up more than 50% from the prior-year period.
Expenses of $3.8 billion increased 11%, primarily driven by higher performance-related compensation as well as higher volume-related and legal expenses.
Provisions were a net benefit of $15 million, reflecting a net ACL release of $12 million, and net credit recoveries of $3 million. The net ACL release was driven by refinements to loss assumptions, primarily offset by increased uncertainty in the macroeconomic outlook. Provisions were $201 million in the prior-year period, reflecting net credit losses of $142 million in spread products, and a net ACL build of $59 million, driven by increased uncertainty and deterioration in the macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Markets’ corporate credit portfolio, see “Managing Global Risk—Credit Risk” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

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
Banking primarily generates investment banking fees, composed of underwriting, advisory, loan syndication structuring and other related financing activity, in addition to earning net interest spread revenue on its Corporate Lending activities. For additional information on these types of revenues, see Note 5.
Banking maintains an international presence leveraging a global network of bankers supporting over 90 countries.

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income (including dividends)	$587	$491	20%
Fee revenue
Investment banking fees	1,232	1,104	12
Other	64	49	31
Total fee revenue	$1,296	$1,153	12%
Principal transactions	(38)	(90)	58
All other	(78)	(24)	(225)
Total non-interest revenue	$1,180	$1,039	14%
Total revenues, net of interest expense	$1,767	$1,530	15%
Total operating expenses	$1,240	$1,034	20%
Net credit losses on loans	6	34	(82)
Credit reserve build (release) for loans	175	78	124
Provision (release) for credit losses on unfunded lending commitments	(51)	107	NM
Provisions (releases) for credit losses on other assets and HTM debt securities	2	(5)	NM
Provisions (releases) for credit losses	$132	$214	(38)%
Income from continuing operations before taxes	$395	$282	40%
Income taxes	91	60	52
Income from continuing operations	$304	$222	37%
Noncontrolling interests	—	(1)	100
Net income	$304	$223	36%
Efficiency ratio	70%	68%
Balance Sheet data (in billions of dollars)
EOP assets	$154	$147	5%
Average assets	154	144	7

Revenue by line of business
Investment Banking	$1,326	$1,114	19%
Corporate Lending (excluding gain (loss) on loan hedges)(1)	391	402	(3)
Total Banking revenues (excluding gain (loss) on loan hedges)(1)	$1,717	$1,516	13%
Gain (loss) on loan hedges(1)	50	14	257
Total Banking revenues (including gain (loss) on loan hedges)(1)	$1,767	$1,530	15%
Investment banking fees
Advisory	$505	$424	19%
Equity underwriting (ECM)	208	127	64
Debt underwriting (DCM)	519	553	(6)
Total	$1,232	$1,104	12%
Revenue by managed geography
North America	$1,109	$874	27%
International	658	656	—
Total	$1,767	$1,530	15%
International revenue by cluster
United Kingdom	$169	$213	(21)%
Japan, Asia North and Australia (JANA)	125	142	(12)
LATAM	92	95	(3)
Asia South	81	73	11
Europe	153	99	55
Middle East, Africa and Russia (MEA)	38	34	12
Total	$658	$656	—%
Key drivers(2) (in billions of dollars)
Average loans	$83	$82	1%
NCLs (annualized) as a percentage of average loans	0.03%	0.17%
ACLL as a percentage of EOP loans(3)	2.06%	1.54%

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

1Q26 vs. 1Q25
Net income of $304 million increased 36%.
Revenues increased 15%, primarily driven by growth in Investment Banking. Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 13%.
Investment Banking revenues increased 19%, driven by increases in investment banking fees amid overall wallet expansion, and higher net interest income, largely driven by higher loan and commitment balances in DCM. Investment banking fees were up 12% across Advisory and ECM, partially offset by a decrease in DCM. Advisory fees increased 19%, reflecting continued growth in sell-side fees and strong performance with sponsors. ECM fees were up 64%, driven by growth in follow-on activity and an increase in convertibles amid an active market. DCM fees decreased 6%, driven by lower non-investment-grade activity, while DCM maintained overall market share versus year-end 2025.
Corporate Lending revenues increased 6%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 3%, driven by mark-to-market losses on certain assets, primarily offset by higher loan spreads.

Expenses increased 20%, primarily driven by an increase in compensation and benefits, including performance-based compensation and investments made in the business, higher legal expenses and higher volume-related transaction expenses.
Provisions were $132 million, reflecting a net ACL build of $126 million, and net credit losses of $6 million. The net ACL build was driven by increased uncertainty in the macroeconomic outlook and exposure growth, largely offset by refinements to loss assumptions. Provisions were $214 million in the prior-year period, reflecting a net ACL build of $180 million, driven by increased uncertainty and deterioration in the macroeconomic outlook, and net credit losses of $34 million.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Banking’s corporate credit portfolio, see “Managing Global Risk—Credit Risk” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

WEALTH

Wealth includes Citigold and Retail Banking, the Private Bank and Wealth at Work, and provides financial and advisory services to a range of client segments. These services comprise banking, investment, lending and custody product offerings in approximately 20 countries, including the U.S. Wealth has branches concentrated in six key metropolitan areas (New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C.) and four wealth management centers outside the U.S.: Singapore, Hong Kong, the UAE and London.

•Citigold and Retail Banking provides financial services to high net worth, affluent, retail and small business clients at every stage of their financial journey, from high net worth advisory to traditional banking.
•The Private Bank provides financial services to ultra-high net worth clients through customized services.
•Wealth at Work provides financial services to professional industries (including law firms, consulting groups, accounting and asset management firms) through tailored solutions.
Wealth revenues are primarily generated from spreads and fees associated with its financial and advisory services. Net interest income is mainly driven by interest earned on client deposits and tailored lending solutions, including mortgages, securities-based lending, personal, small business and other loans and international credit cards.
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

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income	$2,095	$1,831	14%
Fee revenue
Commissions and fees	543	484	12
Other(1)	207	247	(16)
Total fee revenue	$750	$731	3%
All other(2)	220	195	13
Total non-interest revenue	$970	$926	5%
Total revenues, net of interest expense	$3,065	$2,757	11%
Total operating expenses	$2,415	$2,390	1%
Net credit losses on loans	88	67	31
Credit reserve build (release) for loans	13	64	(80)
Provision (release) for credit losses on unfunded lending commitments	—	(1)	100
Provisions (releases) for benefits and claims (PBC), and other assets	—	(4)	100
Provisions (releases) for credit losses and PBC	$101	$126	(20)%
Income from continuing operations before taxes	$549	$241	128%
Income taxes	117	50	134
Income from continuing operations	$432	$191	126%
Noncontrolling interests	—	—	—
Net income	$432	$191	126%
Efficiency ratio	79%	87%
Balance Sheet data (in billions of dollars)
EOP assets	$320	$301	6%
Average assets	321	301	7

Revenue by line of business
Citigold and Retail Banking	$2,062	$1,825	13%
Private Bank	757	664	14
Wealth at Work	246	268	(8)
Total	$3,065	$2,757	11%
Revenue by managed geography
North America	$1,893	$1,734	9%
International	1,172	1,023	15
Total	$3,065	$2,757	11%
International revenue by cluster
United Kingdom	$108	$105	3%
Japan, Asia North and Australia (JANA)	423	357	18
LATAM	41	37	11
Asia South	430	372	16
Europe	84	64	31
Middle East, Africa and Russia (MEA)	86	88	(2)
Total	$1,172	$1,023	15%
Key drivers(3) (in billions of dollars)
EOP client balances
Client investment assets(4)(5)	$676	$595	14%
Deposits	418	401	4
Loans	205	196	5
Total	$1,299	$1,192	9%
Net new investment assets (NNIA)(6)	$14.7	$16.5	(11)%
Average deposits	414	399	4
Average loans	205	194	6
ACLL as a percentage of EOP loans(7)	0.33%	0.38%
NCLs (annualized) as a percentage of average loans	0.17%	0.14%
U.S. Retail Banking branches (actual)	655	644	2%

(1)    Primarily related to fiduciary and administrative fees.
(2)    Primarily related to principal transactions revenue including FX translation.
(3)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(4)    Includes assets under management, and trust and custody assets.
(5)    Beginning in the first quarter of 2026, Client investment assets include an additional approximate $10 billion associated with the value of client insurance policies that were not previously reported.
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
(7)    Excludes loans that are carried at fair value for all periods.

1Q26 vs. 1Q25
Net income of $432 million increased 126%.
Revenues increased 11%, driven by growth across Citigold and Retail Banking and the Private Bank, partially offset by lower revenues in Wealth at Work. Net interest income increased 14%, driven by higher deposit spreads and average deposit balances, partially offset by lower mortgage spreads. Non-interest revenue increased 5%, driven by higher investment fee revenues, partially offset by the loss of fee revenue from the 2025 sale of a trust business.
Client balances increased 9%, primarily driven by higher client investment assets, up 14%. The increase in client investment assets was driven by higher market valuations and NNIA generation (approximately $15 billion for the first quarter and $43 billion for the last 12 months), which represented 7% organic growth. This increase in client investment assets was partially offset by the 2025 sale of a trust business.
Average deposits increased 4%, largely driven by higher deposits in the Private Bank, as net new deposits were partially offset by outflows and a shift from deposits to higher-yielding investments, including on Citi’s platform. Average loans increased 6%, driven by growth in securities-based lending and mortgages.
Citigold and Retail Banking revenues increased 13%, driven by higher deposit spreads and higher investment fee revenues.
Private Bank revenues increased 14%, driven by higher deposit spreads and average deposit balances and higher investment fee revenues, largely offset by lower mortgage spreads and the loss of fee revenue from the 2025 sale of a trust business.
Wealth at Work revenues decreased 8%, driven by continued lower mortgage spreads, largely offset by higher deposit spreads and average deposit balances.

Expenses increased 1%, driven by higher technology costs and higher volume-related expenses, partially offset by lower compensation and benefits, including the impact of the 2025 sale of a trust business.
Provisions were $101 million, reflecting net credit losses of $88 million, and a net ACL build of $13 million. Net credit losses were primarily driven by overdraft losses and international credit cards. Provisions were $126 million in the prior-year period, reflecting net credit losses of $67 million, and a net ACL build of $59 million, driven by increased uncertainty and deterioration in the macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Wealth’s loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information on trends in Wealth’s deposits and loans, see “Managing Global Risk—Credit Risk—Loans” and “Managing Global Risk—Liquidity Risk—Deposits” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

U.S. CONSUMER CARDS (USCC)

U.S. Consumer Cards (USCC) consists of unsecured consumer lending, including General Purpose Credit Cards, Private Label Credit Cards and Installment Lending products:

•General Purpose Credit Cards (GPCC) includes Citi branded (Value, Rewards and Cash) and co-branded (including, among others, American Airlines, Costco and GPCC products with Best Buy and Macy’s) card portfolios. These cards are accepted by a wide variety of merchants and service providers.
•Private Label Credit Cards (PLCC) includes closed loop retail-specific cards (including, among others, The Home Depot and PLCC products with Best Buy and Macy’s). These cards are limited to purchases of the retailer’s goods and services.
•Installment Lending includes digitally led personal installment loans and merchant installment lending.
USCC revenues are primarily generated from net interest income on unsecured consumer credit card and installment lending.
Fee revenue is generated through credit card activities, including interchange revenue and other card-related fees, and reflects offsetting impacts from card reward programs and partner payments. For additional information on these types of revenues, see Note 5.

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income	$5,116	$4,984	3%
Fee revenue
Interchange fees(1)	2,404	2,285	5
Card rewards and partner payments	(2,897)	(2,821)	(3)
Other(1)	112	96	17
Total fee revenue	$(381)	$(440)	13%
All other(2)	22	23	(4)
Total non-interest revenue	$(359)	$(417)	14%
Total revenues, net of interest expense	$4,757	$4,567	4%
Total operating expenses	$1,711	$1,691	1%
Net credit losses on loans	1,742	1,954	(11)
Credit reserve build (release) for loans	76	(174)	NM
Provision for credit losses on unfunded lending commitments(3)	272	—	NM
Provisions for benefits and claims (PBC), and other assets	2	3	(33)
Provisions for credit losses and PBC	$2,092	$1,783	17%
Income from continuing operations before taxes	$954	$1,093	(13)%
Income taxes	222	255	(13)
Income from continuing operations	$732	$838	(13)%
Noncontrolling interests	—	—	—
Net income	$732	$838	(13)%
Efficiency ratio	36%	37%
Balance Sheet data (in billions of dollars)
EOP assets	$171	$167	2%
Average assets	172	169	2

Key drivers(4) (in billions of dollars, except as otherwise noted)
Average loans	$171	$168	2%
ACLL as a percentage of EOP loans	8.09%	8.29%
NCLs (annualized) as a percentage of average loans	4.12%	4.72%
Revenue rate(5)	11.28%	11.02%
NII(6) (annualized) as a percentage of average loans	12.13%	12.03%
GPCC
Credit card spend volume	$142	$133	6%
Average active accounts(7) (in thousands of accounts)	46,219	45,058	3
Average loans	$138	$133	4
NCLs (annualized) as a percentage of average loans	3.87%	4.45%
Loans 90+ days past due as a percentage of EOP loans	1.39%	1.42%
Loans 30–89 days past due as a percentage of EOP loans	1.20%	1.21%
New credit cards account acquisitions(8) (in thousands of accounts)	1,899	1,696	12
PLCC
Credit card spend volume	$11	$11	(4)%
Average active accounts(7) (in thousands of accounts)	22,465	24,228	(7)
Average loans	$29	$31	(6)
NCLs (annualized) as a percentage of average loans	5.05%	5.71%
Loans 90+ days past due as a percentage of EOP loans	2.15%	2.23%
Loans 30–89 days past due as a percentage of EOP loans	1.98%	2.04%
New credit cards account acquisitions(8) (in thousands of accounts)	1,043	1,144	(9)

(1)    Primarily related to credit card-related fees.
(2)    Primarily related to revenue incentives from card networks.
(3)    The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio.
(4)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(5)    Total revenues, net of interest expense (annualized) as a percentage of average loans.
(6)    Net interest income includes certain fees that are recorded as interest revenue.
(7)    Represent average open credit card accounts on which there has been a purchase, payment or outstanding balance in the quarter.
(8)    Represents the number of new credit card accounts opened.
NM Not meaningful

1Q26 vs. 1Q25
Net income of $732 million decreased 13%.
Revenues increased 4%, driven by growth in net interest income and non-interest revenue. Net interest income increased 3%, driven by higher interest-earning balances and loan spreads. Non-interest revenue increased 14%, driven by higher interchange fees, lower partner payment accruals and higher annual credit card fees, largely offset by higher rewards and acquisition costs.
Expenses increased 1%, driven by higher volume- and other revenue-related expenses, as well as higher compensation and benefits, primarily offset by lower legal expenses.
Provisions were $2.1 billion, reflecting net credit losses of $1.7 billion, and a net ACL build of $350 million. Net credit losses were down 11%, driven by improved credit performance in both general purpose and private label credit cards. The net ACL build was driven by seasonal portfolio mix changes and Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio, as well as increased uncertainty in the macroeconomic outlook. The net ACL build was largely offset by lower seasonal volumes and refinements to loss assumptions. Provisions were $1.8 billion in the prior-year period, reflecting net credit losses of $2.0 billion, and a net ACL release of $171 million, driven by lower volume, largely offset by portfolio quality, including seasonal mix changes, and increased uncertainty and deterioration in the macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on USCC’s GPCC, PLCC and Installment Lending loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

ALL OTHER—Managed Basis

All Other (managed basis) includes:

•Legacy Franchises (managed basis), and
•Corporate/Other

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) results include the following:

•Mexico Consumer/SBMM, which operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries and provides traditional retail banking, branded card products, retirement fund administration services and insurance products to consumers and traditional middle-market banking products and services to small business and commercial customers
•Asia Consumer, primarily representing the consumer banking operations of the remaining two exit countries (Poland and Korea)
•Legacy Holdings Assets

Legacy Franchises (managed basis) results exclude divestiture-related impacts related to Banamex and Asia Consumer. For information on divestiture-related impacts, see All Other—Divestiture-Related Impacts (Reconciling Items) below.
At March 31, 2026, Legacy Franchises (managed basis) had the following, which were substantially reported in Mexico Consumer/SBMM:

•1,292 retail branches
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

Banamex Divestiture
Citi continues to make substantial progress toward the divestiture of Banamex, which remains a strategic priority.
On February 23, 2026, Citi announced that it had entered into agreements with several prominent institutional investors and family offices who have committed to acquire, in aggregate, 24% of Banamex’s outstanding common stock at a fixed price of approximately MXN 43 billion, subject to customary purchase price adjustments. The transactions are subject to customary closing conditions, including antitrust regulatory approval in Mexico.
On April 29, 2026, Citi completed the sale of 22.6% of the 24% equity stake in Banamex. The sale of the remaining 1.4% equity stake is expected to be completed by mid-2026. Upon closing of all committed purchases, Citi will have sold 49% of Banamex. With this accelerated sell-down, Citi does not anticipate any additional sales in 2026, allowing the current investor group time to drive value creation.
As a result of the closing of the 22.6% Banamex sale and based on balances as of March 31, 2026, Citi’s total stockholders’ equity is expected to increase by approximately $1.7 billion, due to (i) the reclassification of an approximate $2.1 billion CTA loss associated with Banamex from AOCI (within Total Citigroup stockholders’ equity) to Noncontrolling interests (NCI), which is a temporary benefit to Total Citigroup stockholders’ equity and will reverse at deconsolidation, partially offset by (ii) a net loss on sale of approximately $0.4 billion recorded primarily in Additional paid-in capital within Total Citigroup stockholders’ equity, which reflects the difference between the cash consideration received and 22.6% of the Banamex U.S. GAAP book value. The temporary benefit related to the reclassification of the CTA loss is subject to changes in FX translation.
As of March 31, 2026, Citi had approximately $9 billion of unrealized CTA losses, net of hedges and taxes and inclusive of amounts already reclassified to NCI from the 25% stake sale, attributed to Banamex and its consolidated subsidiaries.
Citi will deconsolidate Banamex when it owns less than 50% of Banamex’s voting stock and does not have substantive participating rights in Banamex. During the quarter in which a deconsolidation occurs, the CTA loss attributable to Banamex and its consolidated subsidiaries, including the amounts recorded within AOCI and NCI, will be recognized in earnings, impacting EPS and RoTCE, and reversing the temporary capital benefit from prior sales. The cumulative impact of the CTA loss will be regulatory capital neutral to Citi. The $9 billion in CTA losses, inclusive of the amounts recorded within NCI, is subject to change prior to deconsolidation, including as a result of FX movements.

Overall Divestiture Progress
Citi has largely completed its exits from 12 of 14 international consumer markets as part of its strategic refresh, and continues to make significant progress on the divestitures of the remaining two markets, completing the sales of minority equity interests in Banamex and signing an agreement to sell its Poland consumer banking business. For additional information, see “All Other—Managed Basis” in Citi’s 2025 Form 10-K.
For additional information on Legacy Franchises’ consumer banking business sales and wind-downs, see Note 2.

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

All Other—Managed Basis

	First Quarter
In millions of dollars, except as otherwise noted	2026	2025	% Change
Net interest income	$1,003	$1,284	(22)%
Non-interest revenue	679	179	279
Total revenues, net of interest expense	$1,682	$1,463	15%
Total operating expenses	$2,144	$2,226	(4)%
Net credit losses on loans	371	256	45
Credit reserve build (release) for loans	13	73	(82)
Provision (release) for credit losses on unfunded lending commitments	(3)	(1)	(200)
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	19	31	(39)
Provisions for credit losses and PBC	$400	$359	11%
Income (loss) from continuing operations before taxes	$(862)	$(1,122)	23%
Income taxes (benefits)	(474)	(283)	(67)
Income (loss) from continuing operations	$(388)	$(839)	54%
Income (loss) from discontinued operations, net of taxes	(1)	(1)	—
Noncontrolling interests	105	16	NM
Net income (loss)	$(494)	$(856)	42%
Balance Sheet data (in billions of dollars)
EOP assets	$204	$206	(1)%
Average assets	208	207	—
Revenue by line of business
Mexico Consumer/SBMM	$2,054	$1,467	40%
Asia Consumer	105	135	(22)
Legacy Holdings Assets	2	19	(89)
Corporate/Other	(479)	(158)	(203)
Total	$1,682	$1,463	15%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$31	$24	27%
EOP deposits	44	35	24
Average loans	31	24	30
NCLs (annualized) as a percentage of average loans (Mexico Consumer only)	6.37%	5.51%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.71	1.41
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.64	1.46
Asia Consumer—key indicators(1) (in billions of dollars)
EOP loans	$2	$4	(51)%
EOP deposits	1	7	(88)
Average loans	2	5	(49)
Legacy Holdings Assets—key indicators (in billions of dollars)
EOP loans	$2	$2	(23)%

(1)    The key indicators for Asia Consumer also reflect the reclassification of loans and deposits to Other assets and Other liabilities under held-for-sale (HFS) accounting on Citi’s Consolidated Balance Sheet.
NM Not meaningful

1Q26 vs. 1Q25
Net loss was $494 million, compared to a net loss of $856 million in the prior-year period.
All Other (managed basis) revenues of $1.7 billion increased 15%, driven by higher revenues in Legacy Franchises (managed basis), largely offset by lower revenues in Corporate/Other.
Legacy Franchises (managed basis) revenues of $2.2 billion increased 33%, driven by higher revenues in Mexico Consumer/SBMM (managed basis), partially offset by lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM (managed basis) revenues of $2.1 billion increased 40%, driven by the impact of Mexican peso appreciation and a gain on sale from an investment, as well as higher loan balances in cards, retail banking and SBMM, and higher deposits in retail banking.
Asia Consumer (managed basis) revenues were $105 million, compared to $135 million in the prior-year period, primarily driven by a continued reduction from closed exits and wind-downs.
Corporate/Other revenues decreased to $(479) million, compared to $(158) million in the prior-year period, driven by lower net interest income, partially offset by higher non-interest revenue. The lower net interest income was due to a lower benefit from cash and securities reinvestment, driven by actions taken to reduce Citi’s asset sensitivity in a declining interest rate environment. The higher non-interest revenue was primarily driven by the impact of valuation adjustments on certain investments and positions and gains on the sale of certain investments.

Expenses decreased 4%, driven by lower legal expenses, lower transformation expenses, lower expenses related to closed exits and wind-downs and lower professional services expenses. This decline was primarily offset by higher severance costs and the impact of Mexican peso appreciation. For additional information on transformation investments, see “Citi’s Multiyear Transformation” in Citi’s 2025 Form 10-K.
Provisions were $400 million, reflecting net credit losses of $371 million, and a net ACL build of $29 million. Net credit losses increased 45%, driven by higher consumer lending volume and portfolio seasoning in Mexico Consumer. Provisions were $359 million in the prior-year period, reflecting net credit losses of $256 million, and a net ACL build of $103 million, primarily driven by increased uncertainty and deterioration in the macroeconomic outlook and higher volume in Mexico Consumer.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on the consumer portion of All Other—Legacy Franchises, including the Mexico Consumer loan portfolios, see “Managing Global Risk—Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to future results of the businesses, see “Executive Summary” above, “Managing Global Risk—Other Risks—Country Risk” and “Forward-Looking Statements” below and “Risk Factors” in Citi’s 2025 Form 10-K.

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
All Other (managed basis) and Legacy Franchises (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to:

•Citi’s divestitures of its Asia Consumer businesses, and
•Grupo Financiero Banamex, S.A. de C.V. (Banamex), reported within All Other (U.S. GAAP).
Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	First Quarter
	2026			2025
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$1,003	$—	$1,003	$1,284	$—	$1,284
Non-interest revenue	692	13	679	179	—	179
Total revenues, net of interest expense	$1,695	$13	$1,682	$1,463	$—	$1,463
Total operating expenses	$2,175	$31	$2,144	$2,260	$34	$2,226
Net credit losses on loans	372	1	371	256	—	256
Credit reserve build (release) for loans	13	—	13	62	(11)	73
Provision for credit losses on unfunded lending commitments	(3)	—	(3)	(1)	—	(1)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	19	—	19	31	—	31
Provisions (benefits) for credit losses and PBC	$401	$1	$400	$348	$(11)	$359
Income (loss) from continuing operations before taxes	$(881)	$(19)	$(862)	$(1,145)	$(23)	$(1,122)
Income taxes (benefits)	(481)	(7)	(474)	(291)	(8)	(283)
Income (loss) from continuing operations	$(400)	$(12)	$(388)	$(854)	$(15)	$(839)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests	105	—	105	16	—	16
Net income (loss)	$(506)	$(12)	$(494)	$(871)	$(15)	$(856)

(1)    The $31 million in operating expenses ($23 million after-tax) was primarily driven by separation costs in Mexico.
(2)    The $34 million in operating expenses ($23 million after-tax) was largely driven by separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2025 Form 10-K.
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
For information on Citigroup’s recent capital actions, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
Regulatory Capital
Citigroup is subject to regulatory capital rules issued by the FRB, in coordination with the OCC and the Federal Deposit Insurance Corporation (FDIC), including the U.S. implementation of the Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital and leverage requirements.
Citigroup’s primary depository institution subsidiary, Citibank, N.A. (Citibank), must comply with the U.S. Basel III rules as well as the minimum capital requirements outlined in the Prompt Corrective Action (PCA) framework.
Risk-Based Capital Requirements
As Advanced Approaches institutions under the U.S. Basel III rules, Citigroup and Citibank must calculate risk-based measures using two methods, a Standardized Approach and Advanced Approaches. Capital adequacy is determined based on the lower ratios under the Standardized and Advanced Approaches compared to their respective requirements.
In addition to prescribed minimum requirements, Citigroup and Citibank are required to maintain several risk-based regulatory capital buffers above the stated minimum capital requirements to avoid limitations on capital distributions and discretionary bonus payments to executive officers. These buffers may include a capital conservation buffer (CCB), stress capital buffer (SCB), countercyclical capital buffer (CCyB) and global systemically important bank (GSIB) bank holding company (BHC) surcharge. Current minimum requirements and buffers for Citigroup and Citibank are presented in the tables below.
For information on potential changes to the U.S. Basel III rules, see “Regulatory Capital Standards and Developments” below.
Leverage Requirements
Under the U.S. Basel III rules, Citigroup and Citibank are also subject to Tier 1 Leverage and Supplementary Leverage ratio (SLR) requirements, including a leverage buffer requirement under the enhanced Supplementary Leverage ratio (eSLR) framework.
Commencing January 1, 2026, Citi early adopted a final rule revising the eSLR requirements for GSIBs and their depository institution subsidiaries. Accordingly, effective January 1, 2026, both Citigroup and Citibank must maintain an eSLR buffer of 1.0%, based on 50% of Citi’s current method 1 GSIB surcharge of 2.0%, for a total SLR requirement of 4.0%. This compares to the SLR requirement of 5.0% for Citigroup and 6.0% for Citibank as of December 31, 2025. In addition, Citi’s external total loss-absorbing capacity (TLAC) and eligible long-term debt (LTD) leverage-based requirements both declined by 1.0% to 8.5% and 3.5%, respectively. For additional information regarding the eSLR buffer, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2025 Form 10-K.
Regulatory Capital Standards and Developments
Basel III Revisions
On March 19, 2026, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III proposal, to amend U.S. regulatory capital requirements. Comments on the proposal are due by June 18, 2026.
The Basel III proposal would adopt a single approach for RWA measurement for the largest banks by replacing the current Standardized and Advanced Approaches with a new expanded risk-based approach (ERBA). ERBA, which includes revisions to credit, market and operational risk RWA calculation methodologies, is designed to improve risk sensitivity compared to the existing Standardized Approach and more closely align with international capital standards. For large banking organizations such as Citi, capital requirements under the new framework would consist of a prescribed minimum, the SCB, the GSIB surcharge and any applicable CCyB.
If adopted as proposed, the Basel III proposal would also impact the calculation of Total Leverage Exposure as well as affect external TLAC and LTD calculations.
GSIB Surcharge
On March 19, 2026, the FRB also proposed changes to the GSIB surcharge rule that aim to better align the surcharge calculation with systemic risks. Comments on the proposal are due by June 18, 2026.
The proposal would modify the U.S.–specific method 2 calculation through adjustments to the fixed systemic indicator coefficients to account for economic growth and inflation, modification to the short-term wholesale funding systemic indicator, and the use of daily and monthly averages instead of year-end values. In addition, the proposal would narrow surcharge bands under method 2 from 50 bps to 10 bps to reduce cliff effects when moving between bands.
For information on proposed changes to the SCB and stress testing framework, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2025 Form 10-K.
For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2025 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citigroup’s risk-based capital requirements as of March 31, 2026 and December 31, 2025:

Regulatory Capital Buffers(1)	Standardized Approach	Advanced Approaches
GSIB surcharge	3.5%	3.5%
SCB(2)	3.6	N/A
CCB	N/A	2.5
CCyB	—	—
Regulatory Capital buffer requirement	7.1%	6.0%
CET1 Capital (stated minimum)	4.5	4.5
CET1 Capital ratio requirement	11.6%	10.5%
Additional Tier 1 Capital	1.5	1.5
Tier 1 Capital ratio requirement	13.1%	12.0%
Tier 2 Capital	2.0	2.0
Total Capital ratio requirement	15.1%	14.0%
(1)    For additional information on the capital buffers, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2025 Form 10-K.
(2)    Although the SCB is generally updated each year based on the results of annual FRB supervisory stress tests, the FRB announced on February 4, 2026 that Citi’s SCB is expected to remain at 3.6% until October 1, 2027.
N/A Not applicable

The following tables present Citigroup’s capital components and ratios as of March 31, 2026 and December 31, 2025:

	March 31, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$154,729		$154,729
Tier 1 Capital		176,885		176,885
Total Capital		213,683		204,606
Total Risk-Weighted Assets		1,214,025		1,323,969
Credit Risk		$1,148,844		$945,633
Market Risk		65,181		64,152
Operational Risk		N/A		314,184
CET1 Capital ratio(1)(7)	11.6%	12.75%	10.5%	11.69%
Tier 1 Capital ratio(2)	13.1	14.57	12.0	13.36
Total Capital ratio(3)	15.1	17.60	14.0	15.45
Quarterly Adjusted Average Total Assets(4)		$2,779,095		$2,779,095
Leverage ratio	4.0%	6.36%	4.0%	6.36%
Total Leverage Exposure(5)				3,368,515
Supplementary Leverage ratio(6)			4.0%	5.25%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$157,099		$157,099
Tier 1 Capital		179,675		179,675
Total Capital		216,468		206,170
Total Risk-Weighted Assets		1,192,174		1,316,371
Credit Risk		$1,131,414		$943,012
Market Risk		60,760		59,758
Operational Risk		N/A		313,601
CET1 Capital ratio(1)	11.6%	13.18%	10.5%	11.93%
Tier 1 Capital ratio(2)	13.1	15.07	12.0	13.65
Total Capital ratio(3)	15.1	18.16	14.0	15.66
Quarterly Adjusted Average Total Assets(4)		$2,685,119		$2,685,119
Leverage ratio	4.0%	6.69%	4.0%	6.69%
Total Leverage Exposure(5)				3,276,212
Supplementary Leverage ratio			5.0%	5.48%

(1)For all periods presented, Citi’s binding CET1 Capital ratios were derived under the Standardized Approach.
(2)Citi’s binding Tier 1 Capital ratios were derived under the Standardized Approach for March 31, 2026 and the Advanced Approaches for December 31, 2025.
(3)For all periods presented, Citi’s binding Total Capital ratios were derived under the Advanced Approaches.
(4)Leverage ratio denominator. Represents average total on-balance sheet assets, less permitted deductions calculated in accordance with the U.S. Basel III rules.
(5)Supplementary Leverage ratio denominator. Represents average on-balance sheet assets, less permitted deductions and adding certain off-balance sheet exposures, calculated in accordance with the U.S. Basel III rules.
(6)Commencing January 1, 2026, Citi early adopted the eSLR final rule. Accordingly, Citigroup is required to maintain an eSLR buffer of 1.0%, based on 50% of Citi’s current method 1 GSIB surcharge of 2.0%, for a total SLR requirement of 4.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
(7)As of March 31, 2026, Citi’s binding ratio was the CET1 Capital ratio under the Standardized Approach.
N/A Not applicable

Citi’s CET1 Capital ratio decreased under both the Standardized and Advanced Approaches from December 31, 2025, primarily driven by common share repurchases, the payment of common and preferred dividends and increases in Standardized and Advanced Approaches RWA, largely offset by net income and the impact of Citi’s sale of AO Citibank in Russia, mainly in currency translation adjustment in AOCI.
As indicated in the table above, Citigroup’s capital ratios at March 31, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citigroup was “well capitalized” under federal bank regulatory agencies definitions as of March 31, 2026.

Components of Citigroup Capital

In millions of dollars	March 31, 2026	December 31, 2025	$ Change 2025 to 2026
Common stockholders’ equity(1)	$191,478	$192,304	$(826)
Qualifying noncontrolling interests includable in CET1 Capital(2)	236	226	10
Goodwill, net of related deferred tax liabilities (DTLs)(3)	(18,373)	(18,482)	109
Other intangible assets, net of related DTLs	(3,150)	(3,135)	(15)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(10,465)	(10,784)	319
Excess over 10%/15% limitations for other DTAs, certain common stock investments and mortgage servicing rights (MSRs)(4)	(3,937)	(3,117)	(820)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	431	1,919	(1,488)
Other	(1,491)	(1,832)	341
Total Common Equity Tier 1 Capital	$154,729	$157,099	$(2,370)
Qualifying noncumulative perpetual preferred stock(1)	$19,481	$19,987	$(506)
Qualifying trust preferred securities(5)	1,437	1,433	4
Qualifying noncontrolling interests includable in Tier 1 Capital, not included in CET1 Capital(2)	1,292	1,229	63
Other	(54)	(73)	19
Total Tier 1 Capital	$176,885	$179,675	$(2,790)
Qualifying subordinated debt	$22,175	$22,380	$(205)
Qualifying noncontrolling interests includable in Total Capital, not included in Tier 1 Capital(2)	259	247	12
Eligible allowance for credit losses	14,509	14,311	198
Other	(145)	(145)	—
Total Capital (Standardized Approach)	$213,683	$216,468	$(2,785)
Adjustment for excess of eligible credit reserves over expected credit losses(6)	$(9,077)	$(10,298)	$1,221
Total Capital (Advanced Approaches)	$204,606	$206,170	$(1,564)

(1)Issuance costs of $69 million and $63 million related to outstanding noncumulative perpetual preferred stock at March 31, 2026 and December 31, 2025, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Represents the amount of qualifying capital issued by consolidated subsidiaries and held by external parties that is eligible for inclusion in Citi’s regulatory capital under the U.S. Basel III rules.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)At March 31, 2026 and December 31, 2025, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.4 billion and $4.0 billion at March 31, 2026 and December 31, 2025, respectively.

Citigroup Risk-Weighted Assets Rollforward

In millions of dollars	Standardized Approach	Advanced Approaches
Total Risk-Weighted Assets at December 31, 2025	$1,192,174	$1,316,371
General credit risk exposures(1)	3,826	6,429
Derivatives	8,460	4,886
Securities financing transactions	12,776	3,588
Securitization exposures	1,241	282
Equity exposures	(1,831)	(1,981)
Other exposures	(7,043)	(10,583)
Change in Credit Risk-Weighted Assets	$17,429	$2,621
Change in Market Risk-Weighted Assets	$4,422	$4,394
Change in Operational Risk-Weighted Assets	N/A	$583
Total Risk-Weighted Assets at March 31, 2026	$1,214,025	$1,323,969

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.
N/A Not applicable

As of March 31, 2026, Citigroup’s Credit RWAs increased under both the Standardized and Advanced Approaches compared to December 31, 2025, primarily driven by increased derivative and securities financing transaction activity, as well as growth in corporate lending, partially offset by the February 2026 sale of AO Citibank in Russia and a seasonal decrease in retail cards.
Market RWAs increased under both the Standardized and Advanced Approaches compared to December 31, 2025, mainly driven by higher exposure and volatility.

Capital Resources of Citibank
The following table presents the risk-based capital requirements for Citibank, Citi’s primary U.S. depository institution subsidiary, under both the Standardized and Advanced Approaches as of March 31, 2026 and December 31, 2025:

Citibank Risk-Based Capital Requirements

Regulatory Capital Buffers(1)	Standardized and Advanced Approaches
CCB	2.5%
CCyB	—
Regulatory Capital buffer requirement	2.5%
CET1 Capital (stated minimum)	4.5
CET1 Capital ratio requirement(2)	7.0%
Additional Tier 1 Capital	1.5
Tier 1 Capital ratio requirement(2)	8.5%
Tier 2 Capital	2.0
Total Capital ratio requirement(2)	10.5%

(1)For additional information on the capital buffers, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2025 Form 10-K.
(2)Citibank must maintain minimum CET1 Capital, Tier 1 Capital and Total Capital of 6.5%, 8.0% and 10.0%, respectively, to be considered “well capitalized” under the PCA regulations applicable to insured depository institutions. See “Capital Resources—Prompt Corrective Action Framework” in Citi’s 2025 Form 10-K.

The following tables present the capital components and ratios for Citibank as of March 31, 2026 and December 31, 2025:

	March 31, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$153,341		$153,341
Tier 1 Capital		155,478		155,478
Total Capital		171,215		163,450
Total Risk-Weighted Assets		1,025,931		1,113,617
Credit Risk		$983,757		$820,850
Market Risk		42,174		41,697
Operational Risk		N/A		251,070
CET1 Capital ratio(1)	7.0%	14.95%	7.0%	13.77%
Tier 1 Capital ratio(1)	8.5	15.15	8.5	13.96
Total Capital ratio(1)(5)	10.5	16.69	10.5	14.68
Quarterly Adjusted Average Total Assets(2)		$1,904,589		$1,904,589
Leverage ratio	5.0%	8.16%	5.0%	8.16%
Total Leverage Exposure(3)				2,428,970
Supplementary Leverage ratio(4)			4.0%	6.40%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$158,202		$158,202
Tier 1 Capital		160,338		160,338
Total Capital		175,949		168,005
Total Risk-Weighted Assets		1,006,961		1,104,193
Credit Risk		$971,591		$818,714
Market Risk		35,370		35,208
Operational Risk		N/A		250,271
CET1 Capital ratio(1)	7.0%	15.71%	7.0%	14.33%
Tier 1 Capital ratio(1)	8.5	15.92	8.5	14.52
Total Capital ratio(1)	10.5	17.47	10.5	15.22
Quarterly Adjusted Average Total Assets(2)		$1,864,383		$1,864,383
Leverage ratio	5.0%	8.60%	5.0%	8.60%
Total Leverage Exposure(3)				2,374,748
Supplementary Leverage ratio			6.0%	6.75%

(1)For all periods presented, Citibank’s binding CET1 Capital, Tier 1 Capital and Total Capital ratios were derived under the Advanced Approaches.
(2)Leverage ratio denominator. Represents average total on-balance sheet assets, less permitted deductions calculated in accordance with the U.S. Basel III rules.
(3)Supplementary Leverage ratio denominator. Represents average on-balance sheet assets, less permitted deductions and adding certain off-balance sheet exposures, calculated in accordance with the U.S. Basel III rules.
(4)Commencing January 1, 2026, Citi early adopted the eSLR final rule. Accordingly, Citibank is required to maintain an eSLR buffer of 1.0%, based on 50% of Citi’s current method 1 GSIB surcharge of 2.0%, for a total SLR requirement of 4.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
(5)As of March 31, 2026, Citibank’s binding ratio was the Total Capital ratio under the Advanced Approaches.
N/A Not applicable

As presented in the table above, Citibank’s capital ratios at March 31, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of March 31, 2026.

Citigroup Broker-Dealer Subsidiaries
At March 31, 2026, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $18 billion, which exceeded the minimum requirement by $13 billion.
Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at March 31, 2026, which exceeded the PRA’s combined buffer and minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they operate, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2026.

Total Loss-Absorbing Capacity (TLAC)
U.S. GSIBs, including Citi, are required to maintain minimum levels of external TLAC and eligible long-term debt (LTD) and applicable buffers to avoid certain limitations on capital distributions and discretionary bonus payments to executive officers, each set by reference to the GSIB’s consolidated RWA and Total Leverage Exposure.
The table below details Citi’s external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	March 31, 2026
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$339	$156
% of Advanced Approaches risk- weighted assets	25.6%	11.8%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$41	$31
% of Total Leverage Exposure	10.1%	4.6%
Regulatory requirement(3)	8.5	3.5
Surplus amount	$52	$39

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.
(3)    Both leverage-based external TLAC and LTD requirements include an eSLR buffer of 1.0%.

On January 1, 2026, Citi adopted the eSLR final rule issued on November 25, 2025, which included conforming changes to the external TLAC and LTD regulatory requirements. Accordingly, Citi’s external TLAC and LTD leverage-based requirements declined by 1.0% to 8.5% and 3.5%, respectively.
As of March 31, 2026, Citi exceeded each of the external TLAC and LTD regulatory requirements, resulting in a $31 billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches RWA.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2025 Form 10-K.

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

In millions of dollars or shares, except per share amounts	March 31, 2026	December 31, 2025
Total Citigroup stockholders’ equity	$210,959	$212,291
Less: Preferred stock	19,550	20,050
Common stockholders’ equity	$191,409	$192,241
Less:
Goodwill	18,997	19,098
Identifiable intangible assets (other than MSRs)	3,539	3,525
Tangible common equity (TCE)	$168,873	$169,618
Common shares outstanding (CSO)	1,705.6	1,747.5
Book value per share (common stockholders’ equity/CSO)	$112.22	$110.01
Tangible book value per share (TCE/CSO)	99.01	97.06

	Three Months Ended March 31,
In millions of dollars	2026	2025
Net income available to common shareholders	$5,480	$3,795
Average common stockholders’ equity	$192,606	$191,794
Less:
Average goodwill	19,828	18,751
Average intangible assets (other than MSRs)	3,532	3,707
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	—	16
Average TCE	$169,246	$169,320
Return on average common stockholders’ equity	11.5%	8.0%
RoTCE	13.1	9.1

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
For more information on managing global risk at Citi, see “Managing Global Risk” in Citi’s 2025 Form 10-K.

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2025 Form 10-K. In addition, see Notes 12 and 13.

Average Loans
The table below details average loans, by segment and All Other, and total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	1Q26	4Q25	1Q25
Services	$99	$96	$87
Markets	162	152	128
Banking	83	79	82
Wealth	205	203	194
USCC(1)
GPCC	$138	$138	$133
PLCC	29	30	31
Installment Lending	4	4	4
Total USCC	$171	$172	$168
All Other(1)	$35	$35	$32
Total Citigroup loans (AVG)	$755	$737	$691
Total Citigroup loans (EOP)	$762	$752	$702

(1)    There may be slight rounding differences in other tables where the balances are presented with decimals.

Average loans increased 9% year-over-year and 3% sequentially. The year-over-year increase was primarily driven by growth in Markets, Services, Wealth and USCC.
As of the first quarter of 2026, average loans (compared to the first quarter of 2025) for:

•Services increased 14%, driven by increased demand in TTS for working capital loans as well as export agency finance.
•Markets increased 27%, primarily driven by asset-backed financing and commercial warehouse lending in spread products.
•Banking increased 1%, driven by an increase in investment banking financing, offset by a lower utilization rate for corporate loans.
•Wealth increased 6%, driven by growth in securities-based lending and mortgages.
•USCC increased 2%, driven by growth in GPCC, partially offset by a decline in PLCC.
•All Other increased 9%, driven by growth in Mexico Consumer/SBMM (including the impact of Mexican peso appreciation), partially offset by the continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS loans to Other assets).

For information about changes in Citi’s end-of-period loans, see “Balance Sheet Overview” above.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises, and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	March 31, 2026				December 31, 2025
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)(2)	$153	$146	$52	$351	$151	$136	$50	$337
Unfunded lending commitments (off-balance sheet)(3)(4)	140	320	28	488	141	311	28	480
Total exposure	$293	$466	$80	$839	$292	$447	$78	$817

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Excludes loans carried at fair value of $8.5 billion and HFS of $4.5 billion as of March 31, 2026.
(3)    Includes unused commitments to lend, letters of credit and financial guarantees.
(4)    Includes lending-related commitments carried at fair value and HFS as of March 31, 2026.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	March 31, 2026	December 31, 2025
North America	58%	58%
International	42	42
Total	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	16%	16%
LATAM	7	7
United Kingdom	6	6
Japan, Asia North and Australia (JANA)	6	6
Asia South	4	4
Middle East, Africa and Russia (MEA)	3	3

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2026	December 31, 2025
AAA/AA/A	47%	49%
BBB	30	29
BB/B	21	20
CCC or below	2	2
Total	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of March 31, 2026. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.
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
See Note 12 for additional information on Citi’s corporate credit portfolio.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The industry classifications are generally based on the clients’ primary business activity. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2026	December 31, 2025
Transportation and industrials	19%	19%
Technology, media and telecom	15	14
Banks and finance companies(1)	13	13
Real estate	11	11
Commercial	8	8
Residential	3	3
Consumer retail	11	10
Power, chemicals, metals and mining	8	8
Energy and commodities	5	6
Healthcare	5	5
Public sector	4	4
Insurance	4	3
Asset managers and funds	3	3
Financial markets infrastructure	2	3
Other industries	—	1
Total	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See corporate credit portfolio by industry, below.

The following table details Citi’s corporate credit portfolio by industry as of March 31, 2026:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$157,611	$60,573	$97,038	$117,804	$34,219	$5,100	$488	$68	$5	$(7,636)
Industrials	77,129	24,926	52,203	56,547	17,434	2,769	379	50	5	(4,119)
Autos(6)	50,574	22,727	27,847	40,732	8,200	1,615	27	5	—	(2,406)
Transportation	29,908	12,920	16,988	20,525	8,585	716	82	13	—	(1,111)
Technology, media and telecom	123,653	37,773	85,880	79,285	40,443	3,579	346	16	—	(7,964)
Banks and finance companies	107,633	74,102	33,531	96,872	9,820	860	81	14	(1)	(781)
Real estate	94,545	66,854	27,691	79,659	10,172	4,210	504	54	(3)	(1,095)
Commercial	69,460	46,687	22,773	55,005	9,877	4,074	504	54	(3)	(1,095)
Residential	25,085	20,167	4,918	24,654	295	136	—	—	—	—
Consumer retail	89,997	34,166	55,831	65,370	20,861	3,439	327	30	8	(5,508)
Power, chemicals, metals and mining	65,280	20,054	45,226	45,152	14,512	5,086	530	118	17	(5,775)
Power	28,806	6,297	22,509	22,977	5,320	480	29	97	—	(2,820)
Chemicals	21,672	7,967	13,705	12,832	5,008	3,408	424	20	17	(2,077)
Metals and mining	14,802	5,790	9,012	9,343	4,184	1,198	77	1	—	(878)
Energy and commodities(7)	45,405	14,660	30,745	35,558	8,785	944	118	1	(19)	(3,114)
Healthcare	41,924	8,936	32,988	32,317	8,112	1,459	36	25	1	(3,530)
Public sector	32,288	16,976	15,312	28,946	2,749	581	12	12	—	(496)
Insurance	30,856	4,393	26,463	28,705	2,055	96	—	2	—	(4,357)
Asset managers and funds	28,124	10,385	17,739	22,099	5,886	136	3	2	—	(139)
Financial markets infrastructure	17,477	672	16,805	15,529	1,948	—	—	—	—	(15)
Securities firms	1,632	189	1,443	1,545	86	1	—	—	—	(27)
Other industries(8)	2,518	994	1,524	1,681	744	86	7	36	—	—
Total	$838,943	$350,727	$488,216	$650,522	$160,392	$25,577	$2,452	$378	$8	$(40,437)

(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $8.5 billion and HFS of $4.5 billion as of March 31, 2026.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of March 31, 2026.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $40.4 billion of purchased credit protection, $37.2 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.2 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $29.5 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $19.3 billion ($10.4 billion of which was funded exposure with 100% rated investment grade) as of March 31, 2026.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of March 31, 2026, Citi’s total exposure to these energy-related entities was approximately $4.7 billion, of which approximately $1.7 billion consisted of direct outstanding funded loans.
(8)    Includes $0.9 billion and $0.1 billion of funded and unfunded exposure at March 31, 2026, respectively, primarily related to commercial credit card delinquency-managed loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2025:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$153,721	$58,014	$95,707	$114,560	$33,086	$5,652	$423	$115	$24	$(7,882)
Autos(6)	51,344	22,265	29,079	41,389	8,336	1,609	10	4	7	(2,504)
Transportation	30,298	13,512	16,786	21,518	7,892	729	159	33	2	(1,166)
Industrials	72,079	22,237	49,842	51,653	16,858	3,314	254	78	15	(4,212)
Technology, media and telecom	115,075	34,144	80,931	73,946	37,367	3,417	345	49	6	(7,701)
Banks and finance companies	106,266	73,206	33,060	95,515	9,614	1,057	80	4	151	(691)
Real estate	90,677	62,776	27,901	76,691	9,881	3,454	651	32	11	(917)
Commercial	69,548	44,387	25,161	55,769	9,674	3,454	651	31	11	(917)
Residential	21,129	18,389	2,740	20,922	207	—	—	1	—	—
Consumer retail	82,879	34,119	48,760	58,111	20,751	3,841	176	23	77	(5,614)
Power, chemicals, metals and mining	61,347	18,695	42,652	43,453	12,408	5,058	428	28	5	(5,860)
Power	27,099	6,319	20,780	22,201	4,485	386	27	2	8	(2,829)
Chemicals	21,048	6,956	14,092	12,688	4,651	3,387	322	24	1	(2,128)
Metals and mining	13,200	5,420	7,780	8,564	3,272	1,285	79	2	(4)	(903)
Energy and commodities(7)	46,282	12,686	33,596	37,864	7,453	790	175	7	77	(3,176)
Healthcare	43,520	8,076	35,444	34,162	7,779	1,555	24	25	3	(3,520)
Public sector	31,498	17,063	14,435	28,321	2,649	515	13	47	3	(595)
Asset managers and funds	27,725	10,642	17,083	20,957	6,611	153	4	3	—	(117)
Insurance	27,620	3,657	23,963	25,585	1,967	68	—	1	—	(4,494)
Financial markets infrastructure	23,360	151	23,209	23,227	133	—	—	—	—	(14)
Securities firms	1,286	154	1,132	1,074	211	1	—	—	—	(19)
Other industries(8)	5,995	3,510	2,485	4,254	1,614	116	11	39	8	(2)
Total	$817,251	$336,893	$480,358	$637,720	$151,524	$25,677	$2,330	$373	$365	$(40,602)

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

Credit Risk Mitigation
As part of its overall risk management activities, Citi uses credit derivatives, both partial and full term, and other risk mitigants to economically hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. In advance of the expiration of partial-term economic hedges, Citi will determine, among other factors, the economic feasibility of hedging the remaining life of the instrument. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in principal transactions in Banking.
At March 31, 2026 and December 31, 2025, Banking had economic hedges on the corporate credit portfolio of $40.4 billion and $40.6 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The purchased credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2026	December 31, 2025
AAA/AA/A	48%	47%
BBB	40	41
BB/B	11	11
CCC or below	1	1
Total	100%	100%

This page intentionally left blank.

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USCC and the consumer portion of All Other—Legacy Franchises.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	4Q25	1Q26
Wealth(2)(3)
Mortgages(4)	$139.5	$139.0
Securities-based lending	33.4	34.5
Personal, small business and other	26.5	26.8
Cards	4.9	4.7
Total	$204.3	$205.0
USCC
GPCC	$143.2	$138.7
PLCC	30.5	28.3
Installment Lending	3.8	3.8
Total	$177.5	$170.8
All Other—Legacy Franchises
Mexico Consumer	$22.5	$22.8
Asia Consumer(5)	2.5	2.2
Legacy Holdings Assets(6)	1.7	1.6
Total	$26.7	$26.6
Total consumer loans	$408.5	$402.4

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $150.4 billion and $150.2 billion of loans in North America as of March 31, 2026 and December 31, 2025, respectively. For additional information on the credit quality of the Wealth portfolio, see “Consumer Loans” in Note 12.
(3)Consists of $54.6 billion and $54.1 billion of loans outside North America as of March 31, 2026 and December 31, 2025, respectively. For additional information on Wealth’s loan portfolio by geography, see “Consumer Loans” in Note 12.
(4)See Note 12 for details on loan-to-value ratios for the mortgage portfolios and FICO scores for the U.S. portfolio.
(5)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the remaining Asia Consumer loan portfolio in Korea. Asia Consumer loan balances exclude approximately $2 billion of loans ($1 billion of retail banking loans and $1 billion of credit card loan balances) for the fourth quarter of 2025 and the first quarter of 2026. These loans were reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s agreement to sell its Poland consumer banking business (expected to close by mid-2026). See “Agreement to Sell Poland Consumer Banking Business” in Note 2.
(6)    Consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Average Loans” above.

Consumer Credit Trends

U.S. Consumer Cards

U.S. Consumer Cards (USCC) consists of unsecured consumer lending, including General Purpose Credit Cards (GPCC), Private Label Credit Cards (PLCC) and Installment Lending products.
GPCC includes Citi branded (Value, Rewards and Cash) and co-branded (including, among others, American Airlines, Costco and GPCC products with Best Buy and Macy’s) card portfolios. These cards are accepted by a wide variety of merchants and service providers.
PLCC includes closed loop retail-specific cards (including, among others, The Home Depot and PLCC products with Best Buy and Macy’s). These cards are limited to purchases of the retailer’s goods and services.
Installment Lending includes digitally led personal installment loans and merchant installment lending.
As of March 31, 2026, approximately 98% of USCC EOP loans consisted of GPCC and PLCC loans, of which 83% represented GPCC loans and 17% represented PLCC loans. GPCC and PLCC loans generally drive the overall credit performance of USCC, as GPCC and PLCC net credit losses represented approximately 97% of USCC’s total net credit losses for the first quarter of 2026.
As presented in the chart above, the first quarter of 2026 net credit loss rate for USCC increased quarter-over-quarter, driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance (see “GPCC” and “PLCC” below).
The 90+ days past due delinquency rate increased quarter-over-quarter, driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.

GPCC

As presented in the chart above, the first quarter of 2026 net credit loss rate for GPCC increased quarter-over-quarter, driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily driven by seasonality, and was broadly stable year-over-year.

PLCC

As presented in the chart above, the first quarter of 2026 net credit loss rate for PLCC increased quarter-over-quarter, driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in portfolio performance.
For additional details on provisions for credit losses, loan delinquency and other information for Citi’s cards portfolios, see USCC’s results of operations above and Note 12.

U.S. Cards FICO Distribution
The following table presents the current Fair Isaac Corporation (FICO) score distributions for Citi’s GPCC and PLCC portfolios based on end-of-period receivables. FICO scores are updated as they become available.

FICO distribution(1)	March 31, 2026	December 31, 2025	March 31, 2025
GPCC
≥ 740	52%	53%	51%
660–739	35	34	36
< 660	13	13	13
Total	100%	100%	100%
PLCC
≥ 740	35%	36%	34%
660–739	40	40	41
< 660	25	24	25
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of the GPCC and PLCC portfolios was largely unchanged quarter-over-quarter and year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 12 for additional information on FICO scores.

Wealth

Wealth includes Citigold and Retail Banking, the Private Bank and Wealth at Work, and provides lending solutions to a range of client segments through consumer mortgages, securities-based lending, credit cards and other lending products, which could be delinquency managed or classifiably managed.
As of March 31, 2026, approximately $50 billion, or 24%, of the portfolios were classifiably managed and primarily consisted of securities-based lending, commercial real estate loans, personal and small business loans and other lending programs. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 68% were rated investment grade. The 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, while the net credit loss rates were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the first quarter of
2026 net credit loss rate in Wealth was broadly stable quarter-over-quarter and year-over-year.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by consumer mortgages exiting forbearance programs related to the California wildfires, and was broadly stable year-over-year.

Mexico Consumer

Mexico Consumer provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of March 31, 2026, approximately 40% of Mexico Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Mexico Consumer portfolios, as the cards net credit losses represented approximately 60% of total Mexico Consumer net credit losses for the first quarter of 2026.
As presented in the chart above, the first quarter of 2026 net credit loss rate in Mexico Consumer increased quarter-over-quarter and year-over-year, driven by the ongoing normalization of loss and delinquency rates from post-pandemic lows.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and increased year-over-year, largely driven by the growth and seasoning of credit card loans.

For additional details on provisions, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USCC, Wealth and All Other—Legacy Franchises above and Note 12.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)		30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2026	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Wealth delinquency-managed loans(3)(4)	$155.1	$435	$525	$544	$496
Ratio		0.28%	0.34%	0.35%	0.32%
Wealth classifiably managed loans(5)	49.9	N/A	N/A	N/A	N/A
USCC(6)
Total	$170.8	$2,562	$2,567	$2,277	$2,424
Ratio		1.50%	1.45%	1.33%	1.37%
Credit cards total(6) (a+b) = (c)	167.0	2,541	2,545	2,223	2,373
Ratio		1.52%	1.47%	1.33%	1.37%
GPCC(6) (a)	138.7	1,932	1,895	1,664	1,766
Ratio		1.39%	1.32%	1.20%	1.23%
PLCC(6) (b)	28.3	609	650	559	607
Ratio		2.15%	2.13%	1.98%	1.99%
Installment Lending	3.8	21	22	54	51
Ratio		0.55%	0.58%	1.42%	1.37%
All Other
Total	$26.6	$446	$448	$428	$420
Ratio		1.69%	1.69%	1.62%	1.58%
Mexico Consumer	22.8	390	387	374	358
Ratio		1.71%	1.72%	1.64%	1.59%
Asia Consumer(7)	2.2	12	14	12	15
Ratio		0.55%	0.56%	0.55%	0.60%
Legacy Holdings Assets (consumer)(8)	1.6	44	47	42	47
Ratio		3.14%	3.13%	3.00%	3.13%
Total Citigroup consumer	$402.4	$3,443	$3,540	$3,249	$3,340
Ratio		0.98%	0.98%	0.92%	0.93%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private Bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)The 90+ days past due and 30–89 days past due and related ratios exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $67 million ($0.4 billion) and $61 million ($0.4 billion) at March 31, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $48 million and $60 million at March 31, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
(5)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of March 31, 2026 and December 31, 2025, 68% and 69%, respectively, of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(6)The 90+ days past due balances for GPCC and PLCC are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(7)Asia Consumer loan balances and the related delinquencies, reported within All Other—Legacy Franchises, include the remaining Asia Consumer loan portfolio in Korea. During the second quarter of 2025, Citi’s Poland consumer banking business was classified as HFS as a result of Citi’s agreement to sell the business. Accordingly, the Poland consumer loans are recorded in Other assets on the Consolidated Balance Sheet. As a result, the Poland consumer loans and related delinquencies are not included in this table for the first quarter of 2026 and the fourth quarter of 2025. See “Agreement to Sell Poland Consumer Banking Business” in Note 2.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for 90+ days past due and (EOP loans) were $68 million ($0.2 billion) and $65 million ($0.2 billion) at March 31, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $26 million and $29 million at March 31, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q26	1Q26	4Q25	1Q25
Wealth	$205.4	$88	$80	$67
Ratio		0.17%	0.16%	0.14%
USCC
Total	$171.3	$1,742	$1,739	$1,954
Ratio		4.12%	4.00%	4.72%
Credit cards total (a+b) = (c)	167.5	1,684	1,680	1,896
Ratio		4.08%	3.96%	4.68%
GPCC (a)	138.6	1,324	1,322	1,465
Ratio		3.87%	3.78%	4.45%
PLCC (b)	28.9	360	358	431
Ratio		5.05%	4.77%	5.71%
Installment Lending	3.8	58	59	58
Ratio		6.19%	6.00%	6.19%
All Other—Legacy Franchises (managed basis)(3)
Total	$27.1	$369	$331	$256
Ratio		5.52%	5.03%	4.27%
Mexico Consumer	23.0	361	325	239
Ratio		6.37%	5.91%	5.51%
Asia Consumer (managed basis)(3)(4)	2.4	11	11	18
Ratio		1.86%	1.68%	1.55%
Legacy Holdings Assets (consumer)	1.7	(3)	(5)	(1)
Ratio		(0.72)%	(1.17)%	(0.20)%
Reconciling Items(3)		1	(2)	—
Total Citigroup	$403.8	$2,200	$2,148	$2,277
Ratio		2.21%	2.12%	2.39%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)Asia Consumer NCLs and average loan balances, reported within All Other—Legacy Franchises, include the three remaining Asia Consumer loan portfolios: Korea, Poland (through the first quarter of 2025) and Russia until the completion of its consumer loan portfolio wind-down in the second quarter of 2025. Citi’s Poland consumer banking business was classified as HFS during the second quarter of 2025 as a result of Citi’s agreement to sell the business. In accordance with HFS accounting treatment, the Poland consumer average loans of approximately $2 billion in the first quarter of 2026 and the fourth quarter of 2025 are recorded in Other assets on the Consolidated Balance Sheet, and the related NCLs of approximately $(1) million in the first quarter of 2026 and $2 million in the fourth quarter of 2025 were reclassified to Other revenue. Accordingly, these NCLs are not included in this table. See Note 2.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.
In millions of dollars	2026	2025
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$119,234	$119,389
Home equity loans(2)	2,777	2,872
Credit cards	166,996	173,656
Personal, small business and other	33,565	33,211
Total	$322,572	$329,128
In offices outside North America(1)
Residential mortgages(2)	$23,867	$24,041
Credit cards	14,319	14,701
Personal, small business and other	41,427	40,320
Total	$79,613	$79,062
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$402,185	$408,190
Unallocated portfolio-layer cumulative basis adjustments	$206	$343
Consumer loans, net of unearned income(3)	$402,391	$408,533
Corporate loans
In North America offices(1)
Commercial and industrial	$63,758	$57,406
Financial institutions	74,066	72,154
Mortgage and real estate(2)	18,191	17,931
Installment and other(4)	22,866	23,104
Lease financing	72	72
Total	$178,953	$170,667
In offices outside North America(1)
Commercial and industrial	$100,839	$96,886
Financial institutions	29,480	27,054
Mortgage and real estate(2)	9,823	9,856
Installment and other(4)	34,469	34,100
Lease financing	44	47
Governments and official institutions	5,609	5,070
Total	$180,264	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$359,217	$343,680
Unallocated portfolio-layer cumulative basis adjustments	$8	$17
Corporate loans, net of unearned income(5)	$359,225	$343,697
Total loans—net of unearned income	$761,616	$752,230
Allowance for credit losses on loans (ACLL)	(19,636)	(19,247)
Total loans—net of unearned income and ACLL	$741,980	$732,983
ACLL as a percentage of total loans—net of unearned income(6)	2.61%	2.58%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.05%	3.96%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.95%	0.91%

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
(3)Consumer loans are net of unearned income of $973 million and $971 million at March 31, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(4)Installment and other includes loans to SPEs and TTS commercial cards.

(5)Corporate loans include Mexico SBMM loans and are net of unearned income of $(1.1) billion and $(1.1) billion at March 31, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2026	2025	2025	2025	2025
Allowance for credit losses on loans (ACLL) at beginning of period	$19,247	$19,206	$19,123	$18,726	$18,574
Provision for credit losses on loans (PCLL)
Consumer	$2,298	$2,107	$2,189	$2,169	$2,225
Corporate	307	93	70	308	336
Total	$2,605	$2,200	$2,259	$2,477	$2,561
Gross credit losses on loans
Consumer
In U.S. offices	$2,325	$2,244	$2,243	$2,314	$2,402
In offices outside the U.S.	453	414	369	346	325
Corporate
In U.S. offices	17	18	28	34	53
In offices outside the U.S.	25	48	86	29	146
Total	$2,820	$2,724	$2,726	$2,723	$2,926
Gross recoveries on loans
Consumer
In U.S. offices	$532	$465	$448	$426	$413
In offices outside the U.S.	46	45	42	49	37
Corporate
In U.S. offices	30	8	11	7	11
In offices outside the U.S.	4	16	11	7	6
Total	$612	$534	$512	$489	$467
Net credit losses on loans (NCLs)
In U.S. offices	$1,780	$1,789	$1,812	$1,915	$2,031
In offices outside the U.S.	428	401	402	319	428
Total	$2,208	$2,190	$2,214	$2,234	$2,459
Other—net(1)(2)(3)(4)(5)(6)	$(8)	$31	$38	$154	$50
Allowance for credit losses on loans (ACLL) at end of period	$19,636	$19,247	$19,206	$19,123	$18,726
ACLL as a percentage of EOP loans(7)	2.61%	2.58%	2.65%	2.67%	2.70%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$2,013	$1,833	$1,820	$1,721	$1,720
Total ACLL and ACLUC	$21,649	$21,080	$21,026	$20,844	$20,446
Net consumer credit losses on loans	$2,200	$2,148	$2,122	$2,185	$2,277
As a percentage of average consumer loans	2.21%	2.12%	2.12%	2.25%	2.39%
Net corporate credit losses on loans	$8	$42	$92	$49	$182
As a percentage of average corporate loans	0.01%	0.05%	0.11%	0.06%	0.24%
ACLL by type at end of period(9)
Consumer	$16,297	$16,194	$16,205	$16,100	$16,001
Corporate	3,339	3,053	3,001	3,023	2,725
Total	$19,636	$19,247	$19,206	$19,123	$18,726
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The first quarter of 2026 includes a decrease of approximately $8 million related to FX translation.
(3)The fourth quarter of 2025 includes an increase of approximately $31 million related to FX translation.
(4)The third quarter of 2025 includes an increase of approximately $38 million related to FX translation.
(5)The second quarter of 2025 includes an approximate $29 million reclass related to Citi’s agreement to sell its Poland consumer banking business. That ACLL was transferred to Other assets during the second quarter of 2025. The second quarter of 2025 also includes FX translation.
(6)The first quarter of 2025 includes an increase of approximately $50 million related to FX translation.
(7)March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025 exclude $8.5 billion, $6.9 billion, $7.9 billion, $9.3 billion and $8.2 billion, respectively, of loans that are carried at fair value.
(8)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

(9)The ACLL represents management’s estimate of expected credit losses in the portfolio. See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	March 31, 2026
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.4	$167.0	8.0%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.2	122.2	0.2
North America other(3)	0.2	29.8	0.7
International cards	1.2	14.3	8.4
International other(3)	0.9	65.3	1.4
Total(1)	$16.3	$402.4	4.1%
Corporate(4)
Commercial and industrial	$2.1	$160.8	1.3%
Financial institutions	0.3	102.3	0.3
Mortgage and real estate(4)	0.7	28.0	2.5
Installment and other	0.2	59.6	0.3
Total(1)	$3.3	$350.7	1.0%
Loans at fair value(1)	N/A	$8.5	N/A
Total Citigroup	$19.6	$761.6	2.6%

	December 31, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$173.7	7.7%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	122.6	0.1
North America other(3)	0.2	29.4	0.7
International cards	1.2	14.7	8.2
International other(3)	0.9	64.3	1.4
Total(1)	$16.1	$408.5	4.0%
Corporate(4)
Commercial and industrial	$1.8	$151.8	1.2%
Financial institutions	0.3	98.9	0.3
Mortgage and real estate(4)	0.7	27.8	2.5
Installment and other	0.3	58.4	0.5
Total(1)	$3.1	$336.9	0.9%
Loans at fair value(1)	N/A	$6.9	N/A
Total Citigroup	$19.2	$752.2	2.6%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both GPCC and PLCC. As of March 31, 2026, the $13.4 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on first quarter of 2026 NCLs). As of December 31, 2025, the $13.3 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on fourth quarter of 2025 NCLs).
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
N/A Not applicable

The following tables detail Citi’s corporate credit ACLL by industry exposure:

	March 31, 2026
In millions of dollars, except percentages	Funded exposure(1)(2)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$74,102	$228	0.3%
Real estate	66,854	749	1.1
Commercial	46,687	725	1.6
Residential	20,167	24	0.1
Transportation and industrials	60,573	699	1.2
Technology, media and telecom	37,773	439	1.2
Consumer retail	34,166	311	0.9
Power, chemicals, metals and mining	20,054	461	2.3
Public sector	16,976	96	0.6
Energy and commodities	14,660	170	1.2
Asset managers and funds	10,385	45	0.4
Healthcare	8,936	107	1.2
Insurance	4,393	13	0.3
Financial markets infrastructure	672	1	0.9
Securities firms	189	1	0.1
Other industries	994	19	1.9
Total(3)	$350,727	$3,339	1.0%

(1)    Funded exposure excludes loans carried at fair value of $8.5 billion that are not subject to the ACLL.
(2)    Includes $0.9 billion of funded exposure primarily related to commercial credit card delinquency-managed loans.
(3)    The ACLL above reflects coverage of 0.3% of funded investment-grade exposure and 2.8% of funded non-investment-grade exposure.

	December 31, 2025
In millions of dollars, except percentages	Funded exposure(1)(2)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$73,206	$257	0.4%
Real estate	62,776	709	1.1
Commercial	44,387	682	1.5
Residential	18,389	26	0.1
Transportation and industrials	58,014	614	1.1
Technology, media and telecom	34,144	354	1.0
Consumer retail	34,119	298	0.9
Power, chemicals, metals and mining	18,695	381	2.0
Public sector	17,063	67	0.4
Energy and commodities	12,686	171	1.3
Asset managers and funds	10,642	42	0.4
Healthcare	8,076	102	1.3
Insurance	3,657	15	0.4
Securities firms	154	3	1.9
Financial markets infrastructure	151	—	—
Other industries(3)	3,510	40	1.1
Total(4)	$336,893	$3,053	0.9%

(1)    Funded exposure excludes loans carried at fair value of $6.8 billion that are not subject to the ACLL.
(2)    Includes $0.7 billion of funded exposure primarily related to commercial credit card delinquency-managed loans.
(3)    Includes the impact of FX translation on the ACLL that is not allocated to individual industries.
(4)    The ACLL above reflects coverage of 0.3% of funded investment-grade exposure and 2.6% of funded non-investment-grade exposure.

Non-Accrual Loans and Assets
For additional information on Citi’s non-accrual loans and assets, see “Non-Accrual Loans and Assets” in Citi’s 2025 Form 10-K.

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
Total non-accrual loans decreased $0.2 billion at March 31, 2026 compared to December 31, 2025, primarily driven by consumer non-accrual loans, due to repayments and residential mortgage loans impacted by the California wildfires that returned to performing.

	March 31,	December 31,
In millions of dollars	2026	2025
Corporate non-accrual loans by region(1)(2)(3)
North America	$955	$1,145
International	1,002	856
Total	$1,957	$2,001
International NAL by cluster
United Kingdom	$172	$127
Japan, Asia North and Australia (JANA)	8	9
LATAM	633	576
Asia South	32	29
Europe	56	100
Middle East, Africa and Russia (MEA)	101	15
Corporate non-accrual loans(1)(2)(3)
Banking	$971	$919
Services	393	337
Markets	472	622
Mexico SBMM and Assets Finance Group (AFG)	121	123
Total	$1,957	$2,001
Total consumer non-accrual loans(1)	$1,414	$1,618
Total non-accrual loans	$3,371	$3,619

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
(2)Approximately 67% and 70% of Citi’s corporate non-accrual loans remain current on interest and principal payments at March 31, 2026 and December 31, 2025, respectively.
(3)The March 31, 2026 total corporate non-accrual loans represented 0.54% of total corporate loans.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$2,001	$1,618	$3,619	$1,377	$1,310	$2,687
Additions	393	583	976	507	532	1,039
Sales and transfers to HFS	(28)	—	(28)	(75)	(3)	(78)
Returned to performing	(230)	(165)	(395)	—	(72)	(72)
Paydowns/settlements	(151)	(240)	(391)	(255)	(105)	(360)
Charge-offs	(28)	(356)	(384)	(178)	(345)	(523)
Other	—	(26)	(26)	—	11	11
Ending balance	$1,957	$1,414	$3,371	$1,376	$1,328	$2,704

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets:

	March 31,	December 31,
In millions of dollars	2026	2025
OREO(1)
North America	$25	$14
International(2)	9	8
Total OREO(1)	$34	$22
Non-accrual assets
Corporate non-accrual loans	$1,957	$2,001
Consumer non-accrual loans	1,414	1,618
Non-accrual loans (NAL)	$3,371	$3,619
OREO(1)	34	22
Non-accrual assets (NAA)	$3,405	$3,641
NAL as a percentage of total loans	0.44%	0.48%
NAA as a percentage of total assets	0.12	0.14
ACLL as a percentage of NAL(3)	582	532
(1)Represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral and may also include former premises and property for use that is no longer contemplated.
(2)The International OREO details by cluster are not provided due to the immateriality of such amounts.
(3)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

This page intentionally left blank.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including objectives and stress testing, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2025 Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Available cash	$281.7	$267.2	$224.3	$6.8	$7.3	$7.2	$288.5	$274.5	$231.5
U.S. sovereign	166.6	179.9	162.6	46.1	52.3	48.5	212.7	232.2	211.1
U.S. agency/agency MBS	36.2	32.7	29.6	1.6	1.6	2.0	37.8	34.3	31.6
Foreign government debt(1)	56.6	49.7	63.0	18.3	16.5	16.0	74.9	66.2	79.0
Other investment grade	—	—	—	—	—	—	—	—	—
Total HQLA (AVG)	$541.1	$529.5	$479.5	$72.8	$77.7	$73.7	$613.9	$607.2	$553.2

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Korea, China and the United Kingdom.

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
Citigroup’s average HQLA increased quarter-over-quarter as of the first quarter of 2026, primarily driven by an increase in wholesale funding activities.
As of March 31, 2026, Citigroup had approximately $1.1 trillion of available liquidity resources to support client and business needs, including:

•end-of-period HQLA ($617 billion) included in Citi’s LCR calculation;
•additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($283 billion); and
•unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($170 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
Citi monitors its liquidity by reference to the LCR in addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
HQLA	$613.9	$607.2	$553.2
Net outflows	538.1	529.3	473.8
LCR	114%	115%	117%
HQLA in excess of net outflows	$75.8	$77.9	$79.4

Note: The amounts are presented on an average basis.

As of March 31, 2026, Citigroup’s average LCR decreased by 1% from the quarter ended December 31, 2025, primarily driven by growth in trading and client activity in Markets.

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
For the quarter ended March 31, 2026, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure as of December 31, 2025, which includes the periods ended December 31, 2025 and September 30, 2025, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q.)

Deposits
The table below details average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	1Q26	4Q25	1Q25
Services	$961	$935	$826
TTS	812	780	690
Securities Services	149	155	136
Markets	19	20	15
Banking	—	1	—
Wealth	414	407	399
All Other—Legacy Franchises	43	42	43
All Other—Corporate/Other	9	17	22
Total Citigroup deposits (AVG)	$1,446	$1,422	$1,305
Total Citigroup deposits (EOP)	$1,446	$1,404	$1,316

End-of-period deposits increased 10% year-over-year, driven by increases in Services. End-of-period deposits increased 3% sequentially, driven by Services and Wealth, partially offset by a reduction in Corporate/Other within All Other.
On an average basis, total deposits increased 11% year-over-year and 2% sequentially, driven by growth in Services. In the first quarter of 2026, average deposits (compared to the first quarter of 2025) for:

•Services increased 16%, driven by growth in both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits.
•Wealth increased 4%, largely driven by higher deposits in the Private Bank, as net new deposits were partially offset by outflows and a shift from deposits to higher-yielding investments, including on Citi’s platform.
•All Other decreased 20%, reflecting a decrease in corporate certificates of deposits in Corporate/Other and continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS deposits to Other liabilities), partially offset by growth in Mexico Consumer/SBMM in Legacy Franchises, including the impact of Mexican peso appreciation.

The majority of Citi’s $1.4 trillion end-of-period deposits are institutional (approximately $978 billion) and span approximately 90 countries. A large majority of these institutional deposits are within Services and of these, approximately 85% are from clients that use at least three of Services’ integrated services: liquidity management, payments, trade and working capital solutions, investor services and issuer services. In addition, approximately 80% of Services deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer and wealth deposit base, with approximately $418 billion of Wealth deposits as of the end of the current quarter that are diversified across Citigold and Retail Banking, the Private Bank and Wealth at Work.
As of the end of the current quarter, approximately 65% of Wealth’s U.S. Citigold clients have been with Citi for more than 10 years and approximately 42% of Private Bank ultra-high net worth clients have been with Citi for more than 10 years. In addition, Wealth’s Retail Banking deposits are spread across six key metropolitan areas in the U.S.

Long-Term Debt (LTD)
The following table presents Citi’s end-of-period total LTD outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Non-bank(1)
Benchmark debt:
Senior debt	$112.1	$117.5	$110.5
Subordinated debt	27.0	28.7	30.6
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	116.8	116.7	107.5
Local country and other(3)	18.6	14.8	11.0
Total non-bank	$276.1	$279.3	$261.2
Bank
FHLB borrowings	$1.0	$3.0	$7.5
Securitizations(4)	5.2	5.2	5.1
Citibank benchmark senior debt	20.5	23.5	19.4
Customer-related debt(2)	2.5	2.7	1.0
Local country and other(3)	2.3	2.1	1.5
Total bank	$31.5	$36.5	$34.5
Total LTD	$307.6	$315.8	$295.7

Note: Amounts represent the current value of LTD on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes LTD issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2026, non-bank included $105.0 billion of LTD issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Primarily structured notes, which contain an embedded derivative component that adjusts each security’s risk-return profile. See Note 22 for the fair value component of these issuances.
(3)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(4)Predominantly credit card securitizations, primarily backed by USCC receivables.

As part of its liability management, Citi regularly considers opportunities to redeem or repurchase its LTD pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the first quarter of 2026, Citi redeemed or repurchased an aggregate of $17.4 billion of its outstanding LTD.
For information about changes in Citi’s end-of-period long-term debt, see “Balance Sheet Overview” above.

LTD Issuances and Maturities
The table below details Citi’s LTD issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q26		4Q25		1Q25
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$4.5	$—	$0.6	$3.2	$6.2	$7.3
Subordinated debt	1.5	—	—	—	1.5	3.0
Trust preferred	—	—	—	—	—	—
Customer-related debt	16.6	23.4	18.6	19.2	12.7	17.2
Local country and other	0.5	0.9	0.6	1.3	0.5	1.0
Total non-bank	$23.1	$24.3	$19.8	$23.7	$20.9	$28.5
Bank
FHLB borrowings	$2.0	$—	$3.0	$—	$2.0	$1.0
Securitizations	—	—	1.5	—	—	—
Citibank benchmark senior debt	3.0	—	—	—	—	—
Customer-related debt	0.2	—	0.5	0.4	—	—
Local country and other	0.4	0.6	0.5	1.1	0.2	0.1
Total bank	$5.6	$0.6	$5.5	$1.5	$2.2	$1.1
Total	$28.7	$24.9	$25.3	$25.2	$23.1	$29.6

The table below details Citi’s aggregate LTD maturities (including repurchases and redemptions) during the first three months of 2026, as well as its aggregate remaining LTD maturities by year as of March 31, 2026:

		Maturities
In billions of dollars	1Q26 YTD	Remaining 2026	2027	2028	2029	2030	2031	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$4.5	$7.9	$5.1	$20.3	$7.9	$12.1	$14.6	$44.2	$112.1
Subordinated debt	1.5	1.0	3.8	2.0	—	—	0.3	19.9	27.0
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	16.6	12.3	18.5	12.9	10.9	9.5	6.0	46.7	116.8
Local country and other	0.5	3.3	6.5	1.0	1.3	1.3	0.6	4.6	18.6
Total non-bank	$23.1	$24.5	$33.9	$36.2	$20.1	$22.9	$21.5	$117.0	$276.1
Bank
FHLB borrowings	$2.0	$1.0	$—	$—	$—	$—	$—	$—	$1.0
Securitizations	—	0.8	—	—	0.8	2.2	—	1.4	5.2
Citibank benchmark senior debt	3.0	5.0	6.5	2.5	1.5	3.0	—	2.0	20.5
Customer-related debt	0.2	—	—	—	0.4	0.7	1.4	—	2.5
Local country and other	0.4	0.1	1.3	0.7	—	—	—	0.2	2.3
Total bank	$5.6	$6.9	$7.8	$3.2	$2.7	$5.9	$1.4	$3.6	$31.5
Total LTD	$28.7	$31.4	$41.7	$39.4	$22.8	$28.8	$22.9	$120.6	$307.6

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

Secured funding of $370 billion as of March 31, 2026 decreased 9% year-over-year, and increased 6% sequentially. The year-over-year decrease was mainly driven by increased netting efficiency, partially offset by growth in Markets activity. Average secured funding was $413 billion. For information about changes in Citi’s end-of-period securities loaned and sold under agreements to repurchase, see “Balance Sheet Overview” above. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury, U.S. agency and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $72 billion as of March 31, 2026 increased 39% year-over-year and 47% sequentially. The year-over-year increase was mainly attributable to additional funding raised by entities to support client activities. See Note 16 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of March 31, 2026. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of March 31, 2026.

Ratings as of March 31, 2026

	Citigroup Inc.			Citibank, N.A.
	Long-term	Short-term	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable(1)	A+	F1	Stable(1)
Moody’s Ratings (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

(1)On May 1, 2026, Fitch revised the outlooks for Citigroup Inc. and Citibank, N.A. from “stable” to “positive.”

Potential Impacts of Ratings Downgrades
Ratings downgrades by Fitch, Moody’s or S&P could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” and “Liquidity Risk—Credit Ratings” in Citi’s 2025 Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2026, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from December 31, 2025, for Citigroup Inc., and $0.1 billion, unchanged from December 31, 2025, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of March 31, 2026, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from December 31, 2025. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper (ABCP) conduits, primarily in the form of asset purchase agreements. As of March 31, 2026, Citibank had liquidity commitments of approximately $13.7 billion to ABCP conduits (compared to $10 billion at December 31, 2025) (see Note 19).
In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing certain assets funded by the commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could reduce borrowing through these conduits, which would result in a reduced amount of ABCP issuance.

MARKET RISK

Market risk arises from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk—Overview” and “Risk Factors” in Citi’s 2025 Form 10-K.

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
For interest rate risk purposes, Citi’s non-trading portfolios are referred to as the Banking Book, and Citi uses multiple metrics to measure its Banking Book interest rate risk, including Interest Rate Exposure (IRE). For additional information, see “Market Risk—Market Risk of Non-Trading Portfolios—Banking Book Interest Rate Risk” in Citi’s 2025 Form 10-K.

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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(157)	$(33)	$(225)
All other currencies	1,354	1,402	1,470
Total net interest income	$1,197	$1,369	$1,245
As a percentage of average interest-earning assets	0.05%	0.05%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(2,791)	$(2,597)	$(1,207)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario	(19)	(19)	(14)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward and downward rate shock scenario as of March 31, 2026 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), reducing Citi’s IRE sensitivity. At current rate levels Citi assumes it will be unable to pass on a larger share of initial rate declines to depositors, increasing Citi’s IRE sensitivity to a 100 bps downward shock. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $2.8 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 14 months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of March 31, 2026. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.
These scenarios include the following:

•a parallel shift involving changes to both short-term and long-term rates by an equal amount
•a steeper yield curve involving constant short-term rates and increasing long-term rates or constant long-term rates and decreasing short-term rates
•a flatter yield curve involving increasing short-term rates and constant long-term rates or constant short-term rates and decreasing long-term rates

In millions of dollars, except as otherwise noted	Parallel shift(1)	Short-end flattener	Long-end steepener	Long-end flattener	Short-end steepener	Parallel shift	Parallel shift	Parallel shift
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(157)	$(276)	$116	$(197)	$(417)	$(604)	$(411)	$(1,188)
All other currencies(1)	1,354	1,156	200	(197)	(1,052)	(1,233)	2,685	(2,308)
Total	$1,197	$880	$316	$(394)	$(1,469)	$(1,837)	$2,274	$(3,496)
Estimated initial impact to AOCI (after-tax)(2)	$(2,791)	$(2,245)	$(606)	$149	$2,273	$2,439	$(5,767)	$4,175

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
(1)The “parallel shift” impact of $1,354 million consists of the following top five non-U.S. dollar currencies as of March 31, 2026, by absolute size: approximately $(0.5) billion from the euro, approximately $0.3 billion from the British pound sterling, $0.2 billion from the Swiss franc and $0.1 billion each from the Singapore dollar and Chinese yuan. The remaining balance is spread across more than 30 additional currencies.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2026, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation of the euro, Mexican peso and Indian rupee.
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

	For the quarter ended
In millions of dollars	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Change in FX spot rate(1)	(1.2)%	0.3%	2.7%
Change in TCE due to FX translation, net of hedges	$989	$2,107	$721
As a percentage of TCE	0.6%	1.2%	0.4%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2026		2025		2025		1Q26 vs. 1Q25
Interest income(1)	$35,542		$36,674		$33,692		5%
Interest expense(2)	19,772		20,984		19,654		1
Net interest income, taxable equivalent basis(1)	$15,770		$15,690		$14,038		12%
Interest income—average rate(3)	5.55%		5.81%		5.92%		(37)	bps
Interest expense—average rate	3.75		4.06		4.26		(51)	bps
Net interest margin(3)(4)	2.46		2.49		2.47		(1)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	3.58%		3.52%		4.15%		(57)	bps
10-year U.S. Treasury note—average rate	4.20		4.10		4.45		(25)	bps
10-year vs. two-year spread	62	bps	58	bps	30	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $29 million, $25 million and $26 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest income and NIM reflects TEGU. See footnote 1 above.
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income

	1st Qtr.	4th Qtr.	1st Qtr.	Change
In millions of dollars	2026	2025	2025	1Q26 vs. 1Q25
Total Citi net interest income—taxable equivalent basis(1) per above	$15,770	$15,690	$14,038	12%
Less:
Markets net interest income—taxable equivalent basis(1)	2,826	2,786	1,950	45
Total Citi non-Markets net interest income—taxable equivalent basis(1)	$12,944	$12,904	$12,088	7%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s net interest income in the first quarter of 2026 was
$15.7 billion on a reported basis, an increase of 12%, or $1.7 billion, from the prior-year period. The increase was due to a 45%, or $0.9 billion, increase in Markets net interest income and a 7%, or $0.9 billion, increase in non-Markets net interest income. On a taxable equivalent basis, net interest income was $15.8 billion.
Citi’s Markets business is primarily evaluated on a total revenue basis. See “Markets” above for additional information.
The increase in non-Markets net interest income on a reported basis was primarily driven by:

•higher average deposit balances and deposit spreads in Services and Wealth;
•higher loan spreads and the impact of Mexican peso appreciation in All Other—Legacy Franchises; and
•higher interest-earning balances and higher loan spreads in USCC;
•partially offset by:

•lower mortgage spreads in Wealth, and
•a lower benefit from cash and securities reinvestment in All Other—Corporate/Other, due to actions taken to reduce Citi’s asset sensitivity in a declining interest rate environment.

Citi’s net interest margin was 2.46% on a taxable equivalent basis in the first quarter of 2026, a decrease of three basis points from the prior quarter, driven by a reduction in dividend income in Markets.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2026	2025	2025	2026	2025	2025	2026	2025	2025
Deposits with banks(4)	$344,971	$333,848	$280,566	$3,194	$3,190	$3,001	3.75%	3.79%	4.34%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$200,253	$179,994	$204,033	$3,796	$4,199	$3,592	7.69%	9.26%	7.14%
In offices outside the U.S.(4)	193,919	184,359	158,107	2,885	2,848	2,699	6.03	6.13	6.92
Total	$394,172	$364,353	$362,140	$6,681	$7,047	$6,291	6.87%	7.67%	7.05%
Trading account assets(6)(7)
In U.S. offices	$272,510	$283,312	$255,073	$2,852	$3,020	$2,719	4.24%	4.23%	4.32%
In offices outside the U.S.(4)	262,606	240,378	182,305	2,045	2,297	1,651	3.16	3.79	3.67
Total	$535,116	$523,690	$437,378	$4,897	$5,317	$4,370	3.71%	4.03%	4.05%
Investments
In U.S. offices
Taxable	$228,084	$230,327	$259,648	$1,481	$1,467	$1,646	2.63%	2.53%	2.57%
Exempt from U.S. income tax	10,222	10,408	10,766	93	99	104	3.69	3.77	3.92
In offices outside the U.S.(4)	205,220	207,247	188,940	2,454	2,626	2,425	4.85	5.03	5.21
Total	$443,526	$447,982	$459,354	$4,028	$4,192	$4,175	3.68%	3.71%	3.69%
Consumer loans(8)
In U.S. offices	$322,044	$322,058	$313,407	$8,254	$8,437	$8,198	10.39%	10.39%	10.61%
In offices outside the U.S.(4)	81,763	79,393	73,283	1,723	1,684	1,560	8.55	8.42	8.63
Total	$403,807	$401,451	$386,690	$9,977	$10,121	$9,758	10.02%	10.00%	10.23%
Corporate loans(8)
In U.S. offices	$171,077	$161,354	$141,960	$2,468	$2,373	$2,068	5.85%	5.83%	5.91%
In offices outside the U.S.(4)	180,321	173,909	162,087	2,801	2,913	2,917	6.30	6.65	7.30
Total	$351,398	$335,263	$304,047	$5,269	$5,286	$4,985	6.08%	6.26%	6.65%
Total loans(8)
In U.S. offices	$493,121	$483,412	$455,367	$10,722	$10,810	$10,266	8.82%	8.87%	9.14%
In offices outside the U.S.(4)	262,084	253,302	235,370	4,524	4,597	4,477	7.00	7.20	7.71
Total	$755,205	$736,714	$690,737	$15,246	$15,407	$14,743	8.19%	8.30%	8.66%
Other interest-earning assets(9)	$123,549	$96,860	$75,982	$1,496	$1,521	$1,112	4.91%	6.23%	5.94%
Total interest-earning assets	$2,596,539	$2,503,447	$2,306,157	$35,542	$36,674	$33,692	5.55%	5.81%	5.92%
Non-interest-earning assets(6)	$220,265	$219,085	$210,984
Total assets	$2,816,804	$2,722,532	$2,517,141

(1)Interest income and Net interest income include TEGU of $29 million, $25 million and $26 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2026	2025	2025	2026	2025	2025	2026	2025	2025
Deposits
In U.S. offices(4)	$635,620	$617,276	$560,608	$4,651	$4,907	$4,692	2.97%	3.15%	3.39%
In offices outside the U.S.(5)	600,657	600,977	543,160	3,602	3,773	3,746	2.43	2.49	2.80
Total	$1,236,277	$1,218,253	$1,103,768	$8,253	$8,680	$8,438	2.71%	2.83%	3.10%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$263,289	$253,199	$283,177	$4,333	$4,916	$4,418	6.67%	7.70%	6.33%
In offices outside the U.S.(5)	149,318	131,703	89,016	2,265	2,185	1,838	6.15	6.58	8.37
Total	$412,607	$384,902	$372,193	$6,598	$7,101	$6,256	6.49%	7.32%	6.82%
Trading account liabilities(7)(8)
In U.S. offices	$42,300	$45,668	$34,368	$423	$419	$391	4.06%	3.64%	4.61%
In offices outside the U.S.(5)	76,113	58,152	56,801	346	334	366	1.84	2.28	2.61
Total	$118,413	$103,820	$91,169	$769	$753	$757	2.63%	2.88%	3.37%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$112,835	$96,938	$92,187	$1,606	$1,656	$1,471	5.77%	6.78%	6.47%
In offices outside the U.S.(5)	72,394	58,061	38,467	226	251	255	1.27	1.72	2.69
Total	$185,229	$154,999	$130,654	$1,832	$1,907	$1,726	4.01%	4.88%	5.36%
Long-term debt(10)
In U.S. offices	$182,386	$184,870	$173,343	$2,261	$2,449	$2,440	5.03%	5.26%	5.71%
In offices outside the U.S.(5)	2,187	1,976	1,678	59	94	37	10.94	18.87	8.94
Total	$184,573	$186,846	$175,021	$2,320	$2,543	$2,477	5.10%	5.40%	5.74%
Total interest-bearing liabilities	$2,137,099	$2,048,820	$1,872,805	$19,772	$20,984	$19,654	3.75%	4.06%	4.26%
Non-interest-bearing deposits(11)	$210,136	$204,016	$201,192
Other non-interest-bearing liabilities(7)	255,550	255,660	232,801
Total liabilities	$2,602,785	$2,508,496	$2,306,798
Citigroup stockholders’ equity	$212,406	$212,505	$209,519
Noncontrolling interests	1,613	1,531	824
Total equity	$214,019	$214,036	$210,343
Total liabilities and stockholders’ equity	$2,816,804	$2,722,532	$2,517,141
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,483,411	$1,429,350	$1,370,460	$8,756	$8,319	$7,285	2.39%	2.31%	2.16%
In offices outside the U.S.(6)	1,113,128	1,074,097	935,697	7,014	7,371	6,753	2.56	2.72	2.93
Total	$2,596,539	$2,503,447	$2,306,157	$15,770	$15,690	$14,038	2.46%	2.49%	2.47%

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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR)
As presented in the table below, Citi’s average trading VaR for the first quarter of 2026 increased $15 million due to increases in volatility and inventory from interest rates and commodities.
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail impact and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. As of March 31, 2026, Citi estimates that the conservative features of the VaR calibration contribute approximately 21% more to the trading and credit portfolio VaR than a VaR estimated under the assumption of normally distributed markets. As of December 31, 2025, the contribution was approximately 15%.

Total Citi—Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2026	2026 Average	December 31, 2025	2025 Average	March 31, 2025	2025 Average
Interest rate	$94	$103	$95	$93	$86	$92
Credit spread	76	68	68	70	72	67
Covariance adjustment(1)	(56)	(50)	(52)	(55)	(58)	(55)
Fully diversified interest rate and credit spread(2)	$114	$121	$111	$108	$100	$104
Foreign exchange	33	48	65	51	73	69
Equity	38	32	31	22	28	24
Commodity	37	42	42	32	40	28
Covariance adjustment(1)	(99)	(116)	(128)	(101)	(115)	(104)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$123	$127	$121	$112	$126	$121
Specific risk-only component(3)	$2	$—	$(4)	$(6)	$(3)	$(2)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$121	$127	$125	$118	$129	$123
Incremental impact of the credit portfolio(4)	$10	$6	$2	$5	$8	$8
Total trading and credit portfolio VaR	$133	$133	$123	$117	$134	$129

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

The table below provides the range of market factor VaRs associated with total Citi trading VaR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2026		2025		2025
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$86	$123	$83	$106	$76	$104
Credit spread	61	76	62	80	57	77
Fully diversified interest rate and credit spread	$103	$145	$94	$120	$87	$129
Foreign exchange	30	72	40	67	54	81
Equity	21	55	15	40	18	32
Commodity	23	67	26	42	19	40
Total trading	$106	$152	$100	$130	$107	$133
Total trading and credit portfolio	115	155	101	134	117	143

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR only for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

Markets VaR

In millions of dollars	March 31, 2026
Total—all market risk factors, including general and specific risk
Average—during quarter	$127
High—during quarter	150
Low—during quarter	109

Regulatory VaR Back-Testing
In accordance with the U.S. Basel III rules, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VaR model. For additional information regarding Citi’s Regulatory VaR back-testing, see “Managing Global Risk—Market Risk of Trading Portfolios—Regulatory VaR Back-Testing” in Citi’s 2025 Form 10-K.
As of March 31, 2026, no back-testing exceptions were observed for Citi’s Regulatory VaR in the last 12 months.

OTHER RISKS

Country Risk
For additional information regarding country risk, including Citi’s management of country risk, see “Managing Global Risk—Country Risk” in Citi’s 2025 Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of March 31, 2026. (Citi’s combined top 25 exposures by country together with the U.S. represent 92% of Citi’s exposure to all countries as of March 31, 2026.)
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

In billions of dollars	Funded, ex-Legacy Franchises(1)	Legacy Franchises loans	Unfunded(2)	Trading activity(3)	Total hedges (on loans and CVA)	Investment securities(4)	Total as of 1Q26	Total as of 4Q25	Total as a % of Citi as of 1Q26
Mexico	$9.2	$30.5	$10.0	$8.4	$(1.1)	$20.8	$77.8	$80.8	4.1%
United Kingdom	25.7	—	23.2	25.0	(4.6)	6.6	75.9	73.1	4.0
Singapore	21.8	—	5.3	2.3	(1.0)	8.6	37.0	37.6	2.0
Hong Kong	22.6	—	1.9	2.4	(0.4)	9.0	35.5	36.6	1.9
France	4.8	—	13.0	14.3	(4.9)	3.4	30.6	19.8	1.6
India	13.2	—	3.6	5.6	(1.1)	8.3	29.6	29.7	1.6
Brazil	14.3	—	2.3	7.0	(1.3)	6.3	28.6	29.2	1.5
Germany	5.2	—	14.0	6.2	(4.3)	5.6	26.7	27.9	1.4
Canada	5.6	—	7.2	9.7	(1.5)	4.3	25.3	22.5	1.3
South Korea	8.0	2.2	1.7	6.0	(0.4)	6.9	24.4	23.4	1.3
Luxembourg	10.0	—	6.9	1.7	(0.7)	3.3	21.2	20.6	1.1
China	6.3	—	1.8	(0.2)	(0.7)	13.7	20.9	19.7	1.1
Ireland	10.9	—	7.5	2.4	(0.6)	—	20.2	17.7	1.1
Australia	9.4	—	6.7	4.0	(1.3)	1.4	20.2	18.8	1.1
Japan	2.6	—	2.9	8.5	(0.9)	6.7	19.8	18.0	1.0
Poland	4.2	—	4.1	3.5	(0.1)	7.4	19.1	20.2	1.0
Netherlands	5.4	—	9.6	2.1	(2.0)	2.0	17.1	15.9	0.9
United Arab Emirates	8.1	—	2.3	0.3	(0.4)	5.5	15.8	17.3	0.8
Cayman Islands	4.1	—	5.2	4.2	(0.1)	—	13.4	11.6	0.7
Switzerland	4.6	—	8.5	—	(2.0)	—	11.1	9.8	0.6
Belgium	0.5	0.1	1.9	—	(0.6)	6.1	8.0	7.8	0.4
Czech Republic	0.9	—	0.6	4.5	(0.1)	1.5	7.4	6.0	0.4
Virgin Islands (British)	6.4	—	0.3	0.1	—	—	6.8	6.5	0.4
Saudi Arabia	4.4	—	2.0	0.3	(0.1)	—	6.6	6.3	0.3
Malaysia	1.5	—	0.9	0.4	—	3.5	6.3	6.4	0.3
Total as a percentage of Citi’s total exposure									31.9%
Total as a percentage of Citi’s non-U.S. total exposure									80.8%
(1)    Includes loans and other direct exposures such as loans HFS, other loans in Corporate/Other and investments accounted for under the equity method.
(2)    Unfunded commitments include unfunded corporate lending commitments, letters of credit and other contingencies, including clearing house guarantee funds.
(3)    Includes trading account assets, which are represented on a net basis and include issuer risk on both long- and short-term debt and equity securities and derivative exposure, as well as mark-to-market (MTM) exposures on OTC derivatives, carrying amounts of securities lending/borrowing transactions (repos) and margin loan balances. This exposure is also net of collateral and inclusive of CVA.
(4)    Investment securities include AFS debt securities, recorded at fair market value, and HTM debt securities, recorded at amortized cost.

Other Country Risk Exposures
For additional information on Citi’s emerging markets risks, see “Risk Factors—Other Risks” in Citi’s 2025 Form 10-K.
For additional information on risks related to Citi’s Argentina and Ukraine exposures as of December 31, 2025, see “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Ukraine” in Citi’s 2025 Form 10-K.
As of March 31, 2026, Citi’s net investment in its Argentine operations was approximately $1.5 billion, and Citi’s net Argentine peso (ARS) exposure was approximately $1.3 billion, of which approximately $1.0 billion was hedged through offshore derivatives. As of March 31, 2026, the official ARS exchange rate was 1,382, reflecting a 5% appreciation of the ARS against the U.S. dollar (USD) during the first quarter of 2026. Citi cannot predict the availability of hedging instruments nor can it predict changes in foreign exchange rates and the resulting impact on earnings.
In March 2026, the Central Bank of Argentina (BCRA) announced that financial institutions may pay ordinary dividends of up to 60% of their 2025 net income and may access the foreign exchange market to remit such dividends in USD at the official exchange rate. For Citi, this would amount to ARS 84.6 billion (approximately $61 million).

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citi’s 2025 Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

Valuations of Financial Instruments
Citigroup holds debt and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. A portion of these assets and liabilities is reflected at fair value on Citi’s Consolidated Balance Sheet as Trading account assets, Available-for-sale securities and Trading account liabilities.
For additional information on Citi’s valuation of financial instruments and fair value analysis, see Notes 6, 21 and 22 in this Form 10-Q and “Significant Accounting Policies and Significant Estimates—Valuations of Financial Instruments” and Note 1 (“Fair Value” and “Fair Value Hedges”) to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below presents Citi’s allowance for credit losses on loans (ACLL) and total ACL as of March 31, 2026 and December 31, 2025, as well as builds and releases during 2026. For information on the drivers of Citi’s ACL net build in the first quarter of 2026, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL),
see Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2025	1Q26 build (release)	1Q26 FX/ Other	Balance Mar. 31, 2026	ACLL/EOP loans Mar. 31, 2026
Services	$327	$97	$1	$425
Markets	1,027	23	(6)	1,044
Banking	1,578	175	(11)	1,742
Legacy Franchises corporate (Mexico SBMM and AFG)(1)	121	4	3	128
Total corporate ACLL	$3,053	$299	$(13)	$3,339	0.95%
U.S. cards	$13,324	$78	$(2)	$13,400	8.02%
Installment lending	422	(2)	—	420
Total USCC	$13,746	$76	$(2)	$13,820
Wealth	669	13	(1)	681
All Other consumer—managed basis(2)	1,779	9	8	1,796
Reconciling Items(2)	—	—	—	—
Total consumer ACLL	$16,194	$98	$5	$16,297	4.05%
Total ACLL	$19,247	$397	$(8)	$19,636	2.61%
Allowance for credit losses on unfunded lending commitments (ACLUC)(3)	$1,833	$184	$(4)	$2,013
Total ACLL and ACLUC	$21,080	$581	$(12)	$21,649
Other(4)	293	3	6	302
Total ACL	$21,373	$584	$(6)	$21,951

(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG), as well as other Legacy Holdings Assets corporate loans.
(2)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(3)     The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio.
(4)    Includes ACL on Other assets, primarily related to transfer risk associated with exposures outside the U.S. and Held-to-maturity debt securities.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (for the Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi’s reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables, are reflected in Other assets, including transfer risk associated with exposures outside the U.S. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected in
Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses is based on the ability to forecast economic activity over a reasonable and supportable (R&S) timeframe. The R&S forecast period is eight quarters.
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

Quantitative Component
Citi estimates expected credit losses for its quantitative component using (i) comprehensive internal data on loss and default history, (ii) internal credit risk ratings, (iii) external credit bureau and rating agencies information and (iv) R&S forecasts of macroeconomic conditions.
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

Qualitative Component
The qualitative management adjustment component includes risks that are not fully captured in the quantitative component. These may include but are not limited to portfolio characteristics, idiosyncratic events, factors not within historical loss data or the economic forecast, uncertainty in the credit environment and other factors as required by banking supervisory guidance for the ACL. Risks that are not fully captured in the quantitative component include potential impacts on vulnerable industries and regions due to heightened macroeconomic and geopolitical risks and uncertainties, as well as risks from emerging technologies (including AI) to vulnerable sectors.
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
The tables below present the forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the first quarter of 2025 to the first quarter of 2026:

	Quarterly average
U.S. unemployment	2Q26	4Q26	2Q27	8-quarter average(1)
Forecast at 1Q25	4.3%	4.3%	4.2%	4.3%
Forecast at 2Q25	4.7	4.6	4.4	4.6
Forecast at 3Q25	4.6	4.5	4.3	4.4
Forecast at 4Q25	4.6	4.5	4.4	4.5
Forecast at 1Q26	4.6	4.5	4.4	4.4

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2026	2027	2028
Forecast at 1Q25	1.9%	2.0%	2.0%
Forecast at 2Q25	1.4	2.0	2.0
Forecast at 3Q25	1.5	2.0	2.1
Forecast at 4Q25	1.9	2.0	2.0
Forecast at 1Q26	2.1	2.0	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Scenario Weighting
Citi’s ACL is sensitive to various macroeconomic scenarios and is estimated using three probability-weighted macroeconomic scenarios—base, upside and downside. Citi evaluates scenario weights on a quarterly basis. The macroeconomic scenario weights are estimated using a statistical model, which, among other factors, takes into consideration (i) key macroeconomic drivers of the ACL, (ii) the severity of the scenario and (iii) other sources of macroeconomic uncertainty and risks.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.5% in the third quarter of 2027. The weighted-average U.S. unemployment rate that considers all three probability-weighted scenarios is 5.4%. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2026 of 0.9%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.
To demonstrate this sensitivity of the downside scenario, if Citi applied 100% weight to the downside scenario as of March 31, 2026 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $4.7 billion related to lending exposures, except for loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three probability-weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of March 31, 2026.

1Q26 Changes in the ACL
As further discussed below, Citi’s ending ACL balance for the first quarter of 2026 was $22.0 billion, an increase of $0.6 billion from December 31, 2025, driven by portfolio quality, including seasonal mix changes, as well as increased uncertainty in the macroeconomic outlook, partially offset by refinements to loss assumptions and lower net lending activity. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of March 31, 2026. See Note 13 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards in USCC. Citi’s total consumer ACLL net build was $0.1 billion in the first quarter of 2026, driven by seasonal portfolio mix changes and increased uncertainty in the macroeconomic outlook, primarily offset by lower seasonal volumes and refinements to loss assumptions. This resulted in a March 31, 2026 ACLL balance of $16.3 billion, or 4.05% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased to 8.02% at March 31, 2026, compared to 7.67% at December 31, 2025. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.23% at March 31, 2026, compared to 1.22% at December 31, 2025.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL net build of $0.3 billion in the first quarter of 2026, driven by increased uncertainty in the macroeconomic outlook. This resulted in a March 31, 2026 ACLL balance of $3.3 billion, or 0.95% of total funded corporate loans.

ACLUC
Citi’s ACLUC balance, included in Other liabilities, was $2.0 billion at March 31, 2026, compared to $1.8 billion at December 31, 2025. The increase was driven by Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio and increased uncertainty in the macroeconomic outlook, partially offset by refinements to loss assumptions.

ACL on Other Financial Assets
Citi had an ACL balance of $0.3 billion on other financial assets carried at amortized cost for the first quarter of 2026, unchanged from December 31, 2025.

See Notes 1 (“Allowance for Credit Losses (ACL)”) and 16 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for further descriptions of the ACL and related accounts.

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
Citi performed its annual 2025 goodwill impairment test, which resulted in no impairment to any of Citi’s reporting units’ goodwill. No additional triggering events were identified and no goodwill was impaired during the fourth quarter of 2025. For each of the Company’s reporting units, except Mexico Consumer/SBMM, the fair value exceeded carrying value by at least 10%.
Citi performed an interim goodwill impairment test effective January 1, 2026, as a result of the transfer of its Retail Banking business from the former U.S. Personal Banking (USPB) to Wealth and the integration of the remaining USPB businesses into a new U.S. Consumer Cards (USCC) segment, which resulted in no impairment. Based on the interim impairment test, USCC and Wealth fair values exceeded carrying value by at least 10%.
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements and adverse regulatory or legislative changes, and deterioration in economic or market conditions, as well as circumstances related to Citi’s strategic refresh, are factors that could result in a material impairment loss to earnings in a future period related to some portion of the associated goodwill. See Note 14 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ and All Other’s goodwill balances as of March 31, 2026.

Litigation Accruals
See the discussion in Note 25 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended March 31,
In millions of dollars, except effective tax rate	2026	2025
Income from continuing operations before income tax expense	$7,517	$5,448
Provision for income taxes	1,578	1,340
Effective tax rate	21%	25%

Citi’s effective tax rate was 21% in the first quarter of 2026, compared to 25% in the first quarter of 2025, which included the impact of divestitures. The decrease year-over-year was largely driven by a discrete item in the current quarter.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 (“Income Taxes”) and 10 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2026	December 31, 2025
Total U.S.	$26.0	$26.4
Non-U.S.	3.0	3.1
Total	$29.0	$29.5

At March 31, 2026, Citigroup had recorded net DTAs of approximately $29.0 billion, a decrease of $0.5 billion from December 31, 2025. The quarter-over-quarter decrease was primarily driven by higher U.S. income.
Of Citi’s $29.0 billion of net DTAs, $13.2 billion was deducted in calculating Citi’s regulatory capital, and the remaining $15.8 billion was appropriately risk weighted under the U.S. Basel III rules.
The $13.2 billion of DTAs deducted from regulatory capital was composed of $10.5 billion of tax carry-forwards (foreign tax credits, net operating losses and general business credits) and $3.9 billion of temporary differences in excess of the 10% regulatory limitation, reduced by $1.2 billion of deferred tax liabilities, primarily goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.0 billion at March 31, 2026 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities. Citi did not identify any reportable activities, transactions or dealings pursuant to Section 219 for the first quarter of 2026.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Citigroup may make forward-looking statements in its other documents filed with or furnished to the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary” and each business’s discussion and analysis of its results of operations above, as well as those included within Citi’s 2025 Form 10-K and Citi’s other SEC filings; (ii) the factors described under “Citi’s Multiyear Transformation” and “Risk Factors” in Citi’s 2025 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from geopolitical challenges and tensions, including the conflict in the Middle East, as well as macroeconomic and other challenges, uncertainties and volatility, including, among others, elevated inflation; slowing economic growth or recessions in the U.S. and elsewhere; increases in unemployment rates; deterioration in consumer and corporate confidence; changes in U.S. laws or policies; and volatility or disruptions in financial markets;
•changes to interest rates or monetary policies;
•the potential impact on Citi’s ability to return capital to common shareholders, whether through a stock repurchase program or common stock dividend, consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements; Citi’s results of operations and financial condition; Citi’s remaining divestitures; Citi’s ability to maintain an effective capital planning process and management framework, including forecasts of expected macroeconomic conditions and their associated impacts; and Citi’s DTA utilization;
•the ongoing regulatory and legislative uncertainties and changes faced by Citi in the U.S. and globally, such as potential changes to various aspects of the U.S. regulatory capital framework and requirements applicable to Citi; potential fiscal, monetary, tax, sanctions and other changes from the U.S. federal government and other governments; and the potential impact these uncertainties and changes could have on Citi’s compliance risks and costs, competitive position, businesses, revenues, results of operations and financial condition;
•Citi’s ability to achieve its objectives from its simplification, transformation and enhanced business performance priorities, including completing its divestiture of Banamex, which involve various execution challenges and uncertainties, may take longer than expected and may result in higher expenses or lower-than-expected expense savings, CTA and other losses or other negative financial or strategic impacts, which could be material, and litigation and regulatory scrutiny, and depend, in part, on factors that Citi cannot control or be able to mitigate, including, among others, macroeconomic challenges and uncertainties, customer, client and competitor actions and ongoing regulatory requirements or changes;
•the potential impact to Citi from climate change due to both physical risks and transition risks;
•Citi’s ability to utilize its DTAs and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income in the relevant reversal periods;
•the potential impact to Citi if its interpretation or application of the complex tax laws to which it is subject differs from those of the relevant governmental taxing authorities, whether in the context of litigation, examinations or otherwise, and the potential payment of additional taxes, penalties or interest, the reduction of certain tax benefits or the requirement to make adjustments to amounts recorded;
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships;
•Citi’s ability to address shortcomings or deficiencies or guidance provided by the FRB or FDIC on its resolution plan submissions;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively grow and manage its businesses, as well as to execute on its strategic priorities, if Citi is unable to hire and retain qualified employees;
•Citi’s ability to compete effectively in the U.S. and globally amid potential disruptions from an evolving business environment and emerging technologies;
•risks to Citi from the development and use of AI, including ineffective, inadequate or faulty Generative AI development or deployment practices by Citi or third parties; increased risk of fraud, disinformation and market manipulation campaigns; discovery and exploitation of vulnerabilities and exposure to cyberattacks; competition risks to the extent that competitors may develop and deploy AI technology faster and more successfully; and risks and costs from compliance with new or changing laws, regulations or industry standards;
•the potential impact to Citi from a disruption or failure of its operational processes or systems, including as a result of, among other things, operational or execution failures or deficiencies by third parties; deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact reporting and decision-making; cyber or information security incidents; human error, such as manual transaction processing errors, which can be exacerbated by staffing challenges and processing backlogs; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; and other similar losses or damage to Citi’s property or assets;
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from evolving and sophisticated cybersecurity incidents, the risks of which are heightened by new and emerging technologies, such as AI and digital assets, as well as the conflict in the Middle East, that could result in, among other things, the theft, loss, non-availability, alteration, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, loss of revenues, deposit outflows, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and regulatory action and other financial losses;
•the potential impact of changes in or incorrect accounting assumptions, judgments or estimates, or the application of certain accounting principles, related to the preparation of Citi’s financial statements, including the estimate of Citi’s ACL; reserves related to litigation, regulatory and tax matters; valuation of DTAs; the fair values of certain assets and liabilities and the assessment of goodwill and other assets for impairment; and the financial impact from reclassification of any CTA component of AOCI into Citi’s earnings due to a sale or other deconsolidation event;
•the impact of changes to financial accounting and reporting standards or interpretations on how Citi records and reports its financial condition and results of operations;
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and other processes or strategies are deficient or ineffective;
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to defaults by or a significant downgrade in credit ratings of a consumer or corporate or other counterparty; a decline in the credit quality or value of, or Citi’s inability to liquidate or realize the fair value of, any underlying collateral, which risks can be heightened by macroeconomic, geopolitical, market, emerging technologies (including AI) and other factors, particularly for vulnerable sectors, industries or countries; and any systemic risk concerns related to exposures to leveraged finance and non-bank financial institutions, including private credit;
•the potential impact on Citi’s liquidity, sources of funding and costs of funding if it does not effectively manage its liquidity, whether due to factors it cannot control or otherwise;
•the potential impact on Citi’s funding and liquidity as well as on the results of operations of certain of its businesses of a credit ratings downgrade of Citi or certain of its subsidiaries or issuing entities, or from negative actions on U.S. sovereign ratings;
•risks and costs from regulatory and supervisory expectations and scrutiny in the U.S. and globally and ongoing interpretation and implementation of regulatory and legislative requirements and changes, with respect to, among other things, infrastructure; data; risk management practices and controls; anti-money laundering; increasingly complex sanctions regimes; customer and client protection; market practices; and various disclosure and regulatory reporting requirements, regarding which a failure to comply could result in increased regulatory oversight and material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions, enforcement proceedings, penalties and fines;
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, including, among others, the 2020 consent orders with the FRB and OCC, including Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require significant investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, those resulting from limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; central bank interest rate and other monetary policies; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatilities; foreign exchange controls; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; limitations on foreign investment; sociopolitical instability; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2026	2025
Revenues
Interest income	$35,513	$33,666
Interest expense	19,772	19,654
Net interest income	$15,741	$14,012
Commissions and fees	$3,272	$2,707
Principal transactions	4,008	3,510
Administration and other fiduciary fees	1,123	1,045
Realized gains on sales of investments, net	270	121
Net impairment losses on investments recognized in earnings	(140)	(58)
Other revenue	$359	$259
Total non-interest revenues	$8,892	$7,584
Total revenues, net of interest expense	$24,633	$21,596
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,605	$2,561
Provision (release) for credit losses on HTM debt securities	(30)	(5)
Provision for credit losses on other assets	33	39
Policyholder benefits and claims	13	20
Provision (release) for credit losses on unfunded lending commitments	184	108
Total provisions for credit losses and for benefits and claims	$2,805	$2,723
Operating expenses
Compensation and benefits	$8,382	$7,464
Technology/communication	2,335	2,379
Transactional and product servicing	1,225	1,102
Premises and equipment	586	574
Professional services	441	476
Advertising and marketing	233	250
Other operating	1,109	1,180
Total operating expenses	$14,311	$13,425
Income from continuing operations before income taxes	$7,517	$5,448
Provision for income taxes	1,578	1,340
Income from continuing operations	$5,939	$4,108
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(1)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(1)
Net income before attribution to noncontrolling interests	$5,938	$4,107
Noncontrolling interests	153	43
Citigroup’s net income	$5,785	$4,064

Statement continues on the next page.

Basic earnings per share(1)
Income from continuing operations	$3.12	$2.00
Income from discontinued operations, net of taxes	—	—
Net income	$3.12	$2.00
Weighted-average common shares outstanding (in millions)	1,736.9	1,879.0
Diluted earnings per share(1)
Income from continuing operations	$3.06	$1.96
Income (loss) from discontinued operations, net of taxes	—	—
Net income	$3.06	$1.96
Adjusted weighted-average diluted common shares outstanding (in millions)	1,776.0	1,919.6

(1)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2026	2025
Citigroup’s net income	$5,785	$4,064
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities	$(819)	$515
Debt valuation adjustment (DVA)	1,405	779
Cash flow hedges	(249)	7
Benefit plans liability adjustment	38	(26)
Currency translation adjustment (CTA), net of hedges	889	849
Excluded component of fair value hedges	13	7
Long-duration insurance contracts	5	(1)
Citigroup’s total other comprehensive income (loss)	$1,282	$2,130
Citigroup’s total comprehensive income	$7,067	$6,194
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(73)	$49
Add: Net income (loss) attributable to noncontrolling interests	153	43
Total comprehensive income	$7,147	$6,286

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,625	$23,717
Deposits with banks, net of allowance	362,097	325,862
Securities borrowed and purchased under agreements to resell (including $189,989 and $206,110 as of March 31, 2026 and December 31, 2025, respectively, at fair value), net of allowance	353,094	356,195
Brokerage receivables, net of allowance	91,720	62,679
Trading account assets (including $258,990 and $228,816 pledged to creditors as of March 31, 2026 and December 31, 2025, respectively)	593,473	537,139
Investments:
Available-for-sale debt securities (including $6,286 and $4,931 pledged to creditors as of March 31, 2026 and December 31, 2025, respectively)	257,822	246,720
Held-to-maturity debt securities, net of allowance (fair value of which is $167,857 and $179,520 as of March 31, 2026 and December 31, 2025, respectively) (includes $98 and $70 pledged to creditors as of March 31, 2026 and December 31, 2025, respectively)	178,503	189,831
Equity securities (including $759 and $921 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	7,839	7,678
Total investments	$444,164	$444,229
Loans:
Consumer (including $25 and $51 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	402,391	408,533
Corporate (including $8,498 and $6,804 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	359,225	343,697
Loans, net of unearned income	$761,616	$752,230
Allowance for credit losses on loans (ACLL)	(19,636)	(19,247)
Total loans, net	$741,980	$732,983
Goodwill	18,997	19,098
Intangible assets (including MSRs of $766 and $759 as of March 31, 2026 and December 31, 2025, respectively)	4,305	4,284
Premises and equipment, net of depreciation and amortization	33,574	33,339
Other assets (including $17,652 and $15,840 as of March 31, 2026 and December 31, 2025, respectively, at fair value), net of allowance	110,658	117,677
Total assets	$2,777,687	$2,657,202

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2026	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2025
Liabilities
Deposits (including $4,375 and $4,222 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	$1,446,240	$1,403,573
Securities loaned and sold under agreements to repurchase (including $232,048 and $199,422 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	369,585	348,098
Brokerage payables (including $6,219 and $5,492 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	111,224	74,836
Trading account liabilities	185,266	162,798
Short-term borrowings (including $26,719 and $21,567 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	72,056	51,878
Long-term debt (including $135,058 and $130,726 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	307,566	315,827
Other liabilities, plus allowances	73,178	86,370
Total liabilities	$2,565,115	$2,443,380
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2026—782,000 and as of December 31, 2025—802,000, at aggregate liquidation value	$19,550	$20,050
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2026—3,099,784,716 and as of December 31, 2025—3,099,752,593	31	31
Additional paid-in capital	107,821	108,452
Retained earnings	219,542	215,128
Treasury stock, at cost: March 31, 2026—1,394,207,761 shares and December 31, 2025— 1,352,205,592 shares	(95,370)	(89,473)
Accumulated other comprehensive income (loss) (AOCI)	(40,615)	(41,897)
Total Citigroup stockholders’ equity	$210,959	$212,291
Noncontrolling interests	1,613	1,531
Total equity	$212,572	$213,822
Total liabilities and equity	$2,777,687	$2,657,202

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2026	2025
Preferred stock at aggregate liquidation value
Balance, beginning of period	$20,050	$17,850
Issuance of new preferred stock	1,800	2,000
Redemption of preferred stock	(2,300)	(1,500)
Balance, end of period	$19,550	$18,350
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,483	$109,148
Employee benefit plans	(625)	(502)
Other	(6)	1
Balance, end of period	$107,852	$108,647
Retained earnings
Balance, beginning of period	$215,128	$206,294
Citigroup’s net income	5,785	4,064
Common dividends(1)	(1,057)	(1,072)
Preferred dividends	(305)	(269)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(9)	(4)
Balance, end of period	$219,542	$209,013
Treasury stock, at cost
Balance, beginning of period	$(89,473)	$(76,842)
Employee benefit plans(2)	449	718
Excise tax on share repurchases(3)	(46)	(6)
Treasury stock acquired	(6,300)	(1,750)
Balance, end of period	$(95,370)	$(77,880)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(41,897)	$(47,852)
Citigroup’s total other comprehensive income (loss)	1,282	2,130
Balance, end of period	$(40,615)	$(45,722)
Total Citigroup common stockholders’ equity	$191,409	$194,058
Total Citigroup stockholders’ equity	$210,959	$212,408
Noncontrolling interests (NCI)
Balance, beginning of period	$1,531	$768
Transactions between Citigroup and NCI	—	(10)
Net income attributable to NCI	153	43
Distributions paid to NCI	—	—
Other comprehensive income (loss) attributable to NCI	(73)	49
Other	2	—
Net change in NCI	$82	$82
Balance, end of period	$1,613	$850
Total equity	$212,572	$213,258

(1)    Common dividends declared were $0.60 per share for 1Q26 and $0.56 per share for 1Q25.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(3)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2026	2025
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$5,938	$4,107
Net income attributable to noncontrolling interests	153	43
Citigroup’s net income	$5,785	$4,064
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Income from continuing operations—excluding noncontrolling interests	$5,786	$4,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	18	—
Depreciation and amortization	1,115	1,050
Deferred income taxes	(168)	(8)
Provisions for credit losses and for benefits and claims	2,805	2,723
Realized gains from sales of investments	(270)	(121)
Impairment losses on investments and other assets	136	58
Change in trading account assets	(56,371)	(75,872)
Change in trading account liabilities	22,468	14,842
Change in brokerage receivables net of brokerage payables	7,347	5,102
Change in loans held-for-sale (HFS)	588	(856)
Change in other assets	(6,920)	(3,067)
Change in other liabilities	264	(2,168)
Other, net	1,329	(4,456)
Total adjustments	$(27,659)	$(62,773)
Net cash provided by (used in) operating activities of continuing operations	$(21,873)	$(58,708)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$3,101	$(116,153)
Change in loans	(13,692)	(11,506)
Proceeds from divestitures(1)	233	—
Proceeds from sales and securitizations of loans	1,473	1,002
Available-for-sale (AFS) debt securities
Purchases of investments	(100,769)	(73,927)
Proceeds from sales of investments	38,384	36,332
Proceeds from maturities of investments	48,787	45,315
Held-to-maturity (HTM) debt securities
Purchases of investments	(574)	(4,940)
Proceeds from maturities of investments	11,928	26,941
Capital expenditures on premises and equipment and capitalized software	(1,415)	(1,517)
Proceeds from sales of premises and equipment and repossessed assets	3	11
Other, net	150	(541)
Net cash provided by (used in) investing activities of continuing operations	$(12,391)	$(98,983)

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Three Months Ended March 31,
In millions of dollars	2026	2025
Cash flows from financing activities of continuing operations
Dividends paid	$(1,353)	$(1,323)
Issuance of preferred stock	1,785	1,995
Redemption of preferred stock	(2,300)	(1,500)
Treasury stock acquired(2)	(6,300)	(1,751)
Stock tendered for payment of withholding taxes	(1,147)	(754)
Change in securities loaned and sold under agreements to repurchase	21,487	149,204
Issuance of long-term debt	24,924	29,612
Payments and redemptions of long-term debt	(28,692)	(23,093)
Change in deposits	42,667	31,952
Change in short-term borrowings	20,178	634
Net cash provided by (used in) financing activities of continuing operations	$71,249	$184,976
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(842)	$4,514
Change in cash, due from banks and deposits with banks	36,143	31,799
Cash, due from banks and deposits with banks at beginning of period	349,579	276,532
Cash, due from banks and deposits with banks at end of period	$385,722	$308,331
Cash and due from banks (including segregated cash and other deposits)	$23,625	$24,463
Deposits with banks, net of allowance	362,097	283,868
Cash, due from banks and deposits with banks at end of period	$385,722	$308,331
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for interest	$19,559	$19,389
Non-cash investing activities(1)(3)
Transfers to loans HFS (Other assets) from loans HFI	$1,213	$1,032

(1)    See “Significant Disposals” in Note 2.
(2)    Balances based on transaction date.
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 24 for more information and balances as of March 31, 2026.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).
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
The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business. These amounts include Brokerage receivables and Brokerage payables on the Consolidated Balance Sheet that are recorded by Citi’s broker-dealer entities and accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

ACCOUNTING CHANGES

See Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for a discussion of 2025 accounting changes.

FUTURE ACCOUNTING CHANGES
Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock
In April 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, to provide authoritative guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity-classified preferred stock. The amendments do not affect the recognition timing of PIK dividends but clarify that PIK dividends within scope are to be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The ASU will be effective for all entities for interim and annual periods beginning after December 15, 2026, with early adoption permitted. Adoption may be applied either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments outstanding as of the initial application date. Adoption of the ASU is not expected to have a material impact on Citi’s operating results or financial position.
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

2. SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS
Significant Disposals
Citi has largely completed its exits from 12 of 14 international consumer markets as part of its strategic refresh, and continues to make significant progress on the divestitures of the remaining two markets, completing the sales of minority equity interests in Banamex and signing an agreement to sell its Poland consumer banking business. Of the 12 exits, as of March 31, 2026, Citi has disposed of nine consumer banking businesses through sales and largely disposed of three consumer markets through other means, including wind‑down activities and loan portfolio dispositions in China, Russia and Korea, all reported within All Other—Legacy Franchises, as part of Citi’s strategic refresh. For additional information, see Note 2 in the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
During 2025, the following transactions were identified as significant disposals, including the assets and liabilities that were reclassified to held-for-sale (HFS) within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to the business.
Agreement to Sell Poland Consumer Banking Business
On May 27, 2025, Citi entered into an agreement to sell its Poland consumer banking business, which is part of All Other—Legacy Franchises. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to close by mid-2026. Beginning in the second quarter of 2025, Citi reported the business as HFS. Since 2025, on a cumulative basis, Citi recognized a pretax loss on sale of approximately $177 million, recorded in Other revenue ($135 million after-tax), subject to closing adjustments.
Income before taxes, excluding the pretax loss on sale, for the Poland consumer banking business was as follows:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Income before taxes	$21	$32

The following assets and liabilities related to the Poland consumer banking business were reclassified to HFS within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at March 31, 2026:

In millions of dollars	March 31, 2026
Assets
Cash and deposits with banks(1)	$4,570
Loans (net of allowance of $24 at March 31, 2026)	1,625
Other assets	60
Total assets	$6,255
Liabilities
Deposits	$5,956
Other liabilities	61
Total liabilities	$6,017

(1)    Includes liquidity resources currently composed of approximately $4.5 billion of Deposits with banks. This may transfer as cash and securities at time of closing and is primarily recorded in Markets.

Sale of AO Citibank
On February 18, 2026, Citi signed and closed the sale of AO Citibank to Renaissance Capital (RenCap). AO Citibank conducted Citi’s remaining operations in Russia, which were historically reported within the Services, Markets and Banking reportable segments as well as within All Other.
AO Citibank had approximately $13.5 billion in assets, including $11.4 billion of Other assets and $2.0 billion of Cash and deposits with banks. The total amount of liabilities was $13.7 billion, primarily consisting of deposits, including $1.7 billion in intercompany deposits, which is now owed to Citi by RenCap. The sale resulted in a pretax loss on sale of approximately $1.2 billion ($1.1 billion after-tax) recorded in Other revenue, primarily reflected in the fourth quarter of 2025.
Income before taxes, excluding the pretax loss on sale, for AO Citibank was as follows:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Income before taxes	$24	$(17)

Citi did not have any other significant disposals as of March 31, 2026. For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Other Business Exits
Other significant transactions during 2026 included the following:

Agreements for Investors’ Commitments to Acquire, in Aggregate, 24% Equity Stake in Banamex
On February 23, 2026, Citi announced that it had entered into agreements with several prominent institutional investors and family offices who have committed to acquire, in aggregate, 24% (approximately 499 million shares) of Banamex’s outstanding common stock at a fixed price of approximately MXN 43 billion, subject to purchase price adjustments. The transaction is subject to customary closing conditions, including antitrust regulatory approval in Mexico.
On April 29, 2026, Citi completed the sale of 22.6% of the 24% (approximately 470 million shares) equity stake in Banamex, which resulted in Citi receiving total sales consideration of approximately $2.3 billion. The sale of the remaining 1.4% equity stake is expected to be completed in mid-2026.
Upon closing of the 22.6% Banamex sale, and based on balances as of March 31, 2026, Citi’s total stockholders’ equity is expected to increase by approximately $1.7 billion, due to (i) the reclassification of an approximate $2.1 billion CTA loss associated with Banamex from AOCI (within Total Citigroup stockholders’ equity) to Noncontrolling interests

(NCI), partially offset by (ii) a net loss on sale of approximately $0.4 billion recorded primarily in Additional paid-in capital within Total Citigroup stockholders’ equity, which reflects the difference between the cash consideration received and 22.6% of the Banamex U.S. GAAP book value. During the second quarter of 2026, Citi continued to consolidate Banamex into its Consolidated Financial Statements.

3. REPORTABLE BUSINESS SEGMENTS AND ALL OTHER

The reportable business segments (segments) and All Other reflect how the CEO, who is the chief operating decision maker (CODM), manages the Company, including allocating resources and measuring performance.
Citi is organized into five reportable business segments: Services, Markets, Banking, Wealth and U.S. Consumer Cards (USCC), with the remaining operations recorded in All Other, which includes activities not assigned to a specific segment, as well as discontinued operations. See segment details in Note 3 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Prior-period reportable operating segment and All Other results have been recast to reflect the following changes effective January 1, 2026:

•Citi transferred its Retail Banking business from the former U.S. Personal Banking (USPB) to Wealth and integrated the remaining USPB businesses into a new U.S. Consumer Cards segment.
•Citi eliminated the corporate lending revenue share arrangement by updating its TCE methodology among the Services, Markets and Banking segments to better align their capital usage associated with the shared economic benefits of corporate lending to clients across these segments.
•Certain interest rate risk-management activities within Markets were moved to All Other—Corporate/Other, or between businesses within Markets.
•Certain other immaterial reclassifications impacting the results of each business segment and All Other were made.

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
The accounting policies of these segments and All Other are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

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

	Three Months Ended March 31,
In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Services		Markets		Banking
	2026	2025	2026	2025	2026	2025
Net interest income	$4,143	$3,498	$2,797	$1,924	$587	$491
Non-interest revenue	1,960	1,706	4,449	4,151	1,180	1,039
Total revenues, net of interest expense	$6,103	$5,204	$7,246	$6,075	$1,767	$1,530
Compensation expense(1)	$707	$632	$1,200	$1,018	$779	$632
Non-compensation expense(2)	2,228	1,952	2,635	2,448	461	402
Total operating expense	$2,935	$2,584	$3,835	$3,466	$1,240	$1,034
Provisions for credit losses and for benefits and claims	$94	$51	$(15)	$201	$132	$214
Provision (benefits) for income taxes	832	720	797	546	91	60
Income (loss) from continuing operations	2,242	1,849	2,629	1,862	304	222
End-of-period assets (March 31, 2026 and December 31, 2025)	$649	$628	$1,280	$1,185	$154	$140
Average loans	99	87	162	128	83	82
Average deposits	961	826	19	15	—	—

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Wealth		USCC
	2026	2025	2026	2025
Net interest income	$2,095	$1,831	$5,116	$4,984
Non-interest revenue	970	926	(359)	(417)
Total revenues, net of interest expense	$3,065	$2,757	$4,757	$4,567
Compensation expense(1)	$866	$880	$354	$342
Non-compensation expense(2)	1,549	1,510	1,357	1,349
Total operating expense	$2,415	$2,390	$1,711	$1,691
Provisions for credit losses and for benefits and claims	$101	$126	$2,092	$1,783
Provision (benefits) for income taxes	117	50	222	255
Income (loss) from continuing operations	432	191	732	838
End-of-period assets (March 31, 2026 and December 31, 2025)	$320	$316	$171	$178
Average loans	205	194	171	168
Average deposits	414	399	—	—

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	All Other(3)		Reconciling Items(3)		Total Citi
	2026	2025	2026	2025	2026	2025
Net interest income	$1,003	$1,284	$—	$—	$15,741	$14,012
Non-interest revenue	679	179	13	—	8,892	7,584
Total revenues, net of interest expense	$1,682	$1,463	$13	$—	$24,633	$21,596
Total operating expense	$2,144	$2,226	$31	$34	$14,311	$13,425
Provisions for credit losses and for benefits and claims	$400	$359	$1	$(11)	$2,805	$2,723
Provision (benefits) for income taxes	(474)	(283)	(7)	(8)	1,578	1,340
Income (loss) from continuing operations	(388)	(839)	(12)	(15)	5,939	4,108
End-of-period assets (March 31, 2026 and December 31, 2025)	$204	$210			$2,778	$2,657
Average loans	35	32			755	691
Average deposits	52	65			1,446	1,305

(1)    Excludes allocations of Compensation and benefits expense related to services provided by Corporate/Other within All Other, which are allocated from All Other to each segment, as applicable, through the non-compensation expense line.
(2)    Non-compensation expense for each segment includes allocated compensation and benefits-related costs from Corporate/Other within All Other to the respective segments, and expenses related to Technology/communication, Transactional and product servicing, Premises and equipment, Professional services, Advertising and marketing and Other operating (all of which include certain overhead expenses).
(3)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended March 31,
In millions of dollars	2026(1)	2025(2)
Total reportable business segments and All Other—income from continuing operations(3)	$5,951	$4,123
Divestiture-related impact on:
Total revenues, net of interest expense	13	—
Total operating expenses	31	34
Provision (release) for credit losses	1	(11)
Provision (benefits) for income taxes	(7)	(8)
Income from continuing operations	$5,939	$4,108

(1)    The three months ended March 31, 2026 includes approximately $31 million in operating expenses ($23 million after-tax), primarily driven by separation costs in Mexico.
(2)    The three months ended March 31, 2025 includes approximately $34 million in operating expenses ($23 million after-tax), largely driven by separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.
(3)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Interest income
Consumer loans	$9,977	$9,758
Corporate loans	5,249	4,968
Loan interest, including fees	$15,226	$14,726
Deposits with banks	3,194	3,001
Securities borrowed and purchased under agreements to resell	6,681	6,291
Investments, including dividends	4,019	4,166
Trading account assets(1)	4,897	4,370
Other interest-bearing assets(2)	1,496	1,112
Total interest income	$35,513	$33,666
Interest expense
Deposits	$8,253	$8,438
Securities loaned and sold under agreements to repurchase	6,598	6,256
Trading account liabilities(1)	769	757
Short-term borrowings and other interest-bearing liabilities(3)	1,832	1,726
Long-term debt	2,320	2,477
Total interest expense	$19,772	$19,654
Net interest income	$15,741	$14,012
Provision for credit losses on loans	2,605	2,561
Net interest income after provision for credit losses on loans	$13,136	$11,451

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

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES
Commissions and Fees
The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit card and bank card income, deposit-related fees and transactional service fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for additional information on Citi’s commissions and fees.
The following table presents Commissions and fees revenue:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Investment banking(1)	$1,238	$1,036
Brokerage commissions(2)	886	704
Credit card and bank card income(3)
Interchange fees	3,015	2,837
Card-related loan fees	207	163
Card rewards and partner payments	(3,237)	(3,135)
Deposit-related fees(4)	346	328
Transactional service fees(5)	398	353
Corporate finance(6)	151	172
Insurance distribution revenue(7)	94	82
Insurance premiums(8)	47	23
Loan servicing	16	24
Other	111	120
Total(9)	$3,272	$2,707

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $58 million of revenue related to variable consideration for the three months ended March 31, 2026, and $114 million for the three months ended March 31, 2025, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(3)    Credit card and bank card income is earned primarily by USCC and Services.
(4)    Deposit-related fees are earned primarily by Services and Wealth.
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
(9)    Commissions and fees include $(2,816) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2026, and $(2,751) million for the three months ended March 31, 2025, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for additional information on Citi’s administration and other fiduciary fees.
The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Custody fees(1)	$565	$479
Fiduciary fees(2)	426	434
Guarantee fees	132	132
Total administration and other fiduciary fees(3)	$1,123	$1,045

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $132 million and $132 million for the three months ended March 31, 2026 and 2025, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives. These adjustments are discussed further in Note 21.
For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the U.S. dollar as their functional currency, the effects of changes in exchange rates are included in Principal transactions, along with the related effects of any qualifying and economic hedges.
Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of the profitability of trading activities (see Note 4).

	Three Months Ended March 31,
In millions of dollars	2026	2025
Interest rate risks(1)	$480	$547
Foreign exchange risks(2)	1,818	1,536
Equity risks(3)	1,233	886
Commodity and other risks(4)	548	359
Credit products and risks(5)	(71)	182
Total	$4,008	$3,510

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
(4)    Primarily includes revenues from energy products, metals and other commodities trades.
(5)    Includes revenues from corporate debt, secondary trading loans, mortgage securities, single name and index credit default swaps, and structured credit products.

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first quarter of 2026 or 2025.

Net Expense (Benefit)
The following table summarizes the components of net expense (benefit) recognized in the Consolidated Statement of Income for the Company’s pension and postretirement benefit plans. Service cost is reported in Compensation and benefits expenses and all other components of the net periodic benefit cost are reported in Other operating expenses in the Consolidated Statement of Income.

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$32	$26	$—	$—	$—	$—
Interest cost on benefit obligation	109	118	115	100	3	4	37	28
Expected return on assets	(144)	(150)	(111)	(88)	(2)	(3)	(27)	(17)
Amortization of unrecognized:
Prior service cost (benefit)	—	—	—	(1)	(3)	(2)	(2)	(2)
Net actuarial loss (gain)	52	48	17	16	(2)	(3)	5	3
Total net expense (benefit)	$17	$16	$53	$53	$(4)	$(4)	$13	$12

Contributions
The following table summarizes the Company’s expected contributions for 2026 and the actual contributions made in 2025:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans(2)		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Company contributions(3) expected to be made during the year, and made during the prior year	$55	$55	$118	$363	$5	$19	$12	$208

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)The Company made a discretionary contribution of approximately $40 million and $210 million to a pension plan and a postretirement benefit plan, respectively, in Mexico Consumer/SBMM during the fourth quarter of 2025. The Company also made a contribution of approximately $190 million to a pension plan in Korea during 2025 due to legislative updates.
(3)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2026	2025
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$5,939	$4,108
Less: Noncontrolling interests from continuing operations	153	43
Net income from continuing operations (for EPS purposes)	$5,786	$4,065
Loss from discontinued operations, net of taxes	(1)	(1)
Citigroup’s net income	$5,785	$4,064
Less: Preferred dividends	305	269
Net income available to common shareholders	$5,480	$3,795
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	56	44
Net income allocated to common shareholders for basic EPS	$5,424	$3,751
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,736.9	1,879.0
Basic earnings per share
Income from continuing operations	$3.12	$2.00
Discontinued operations	—	—
Net income per share—basic(2)	$3.12	$2.00
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$5,424	$3,751
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	18	17
Net income allocated to common shareholders for diluted EPS	$5,442	$3,768
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,736.9	1,879.0
Effect of dilutive securities(3)
Other employee plans	39.1	40.6
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,776.0	1,919.6
Diluted earnings per share
Income from continuing operations	$3.06	$1.96
Discontinued operations	—	—
Net income per share—diluted(2)	$3.06	$1.96

(1)The total for this line includes dividends and undistributed earnings ($47 million combined for 1Q26) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the three months ended March 31, 2026 there were 1.1 million weighted-average stock options outstanding; however, they were anti-dilutive and did not impact dilutive securities or EPS above. There were no weighted-average options outstanding during the prior-year period.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2026	December 31, 2025
Securities purchased under agreements to resell	$269,742	$279,722
Securities borrowed	83,357	76,478
Total, net(1)	$353,099	$356,200
Allowance for credit losses on securities purchased and borrowed(2)	(5)	(5)
Total, net of allowance	$353,094	$356,195

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2026	December 31, 2025
Securities sold under agreements to repurchase	$342,934	$328,196
Securities loaned	26,651	19,902
Total, net(1)	$369,585	$348,098

(1)    The above tables do not include securities-for-securities lending transactions of $6.2 billion and $5.5 billion at March 31, 2026 and December 31, 2025, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)     See Note 13.

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

	As of March 31, 2026
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$678,635	$408,893	$269,742	$267,514	$2,228
Securities borrowed	109,096	25,739	83,357	29,880	53,477
Total	$787,731	$434,632	$353,099	$297,394	$55,705

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$751,827	$408,893	$342,934	$292,349	$50,585
Securities loaned	52,390	25,739	26,651	23,019	3,632
Total	$804,217	$434,632	$369,585	$315,368	$54,217

	As of December 31, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$667,949	$388,227	$279,722	$273,366	$6,356
Securities borrowed	105,383	28,905	76,478	25,236	51,242
Total	$773,332	$417,132	$356,200	$298,602	$57,598

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$716,423	$388,227	$328,196	$283,624	$44,572
Securities loaned	48,807	28,905	19,902	17,197	2,705
Total	$765,230	$417,132	$348,098	$300,821	$47,277

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of March 31, 2026
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$409,540	$203,930	$56,442	$81,915	$751,827
Securities loaned	36,298	1,414	1,960	12,718	52,390
Total	$445,838	$205,344	$58,402	$94,633	$804,217

	As of December 31, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$359,099	$232,476	$53,470	$71,378	$716,423
Securities loaned	36,757	352	1,263	10,435	48,807
Total	$395,856	$232,828	$54,733	$81,813	$765,230

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of March 31, 2026
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$352,986	$13	$352,999
State and municipal securities	239	2	241
Foreign government securities	223,919	260	224,179
Corporate bonds	30,603	1,029	31,632
Equity securities	30,291	50,750	81,041
Mortgage-backed securities	106,618	—	106,618
Asset-backed securities	4,501	4	4,505
Other	2,670	332	3,002
Total	$751,827	$52,390	$804,217

	As of December 31, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$349,012	$28	$349,040
State and municipal securities	240	56	296
Foreign government securities	208,189	226	208,415
Corporate bonds	24,161	163	24,324
Equity securities	26,779	46,792	73,571
Mortgage-backed securities	100,191	21	100,212
Asset-backed securities	6,203	73	6,276
Other	1,648	1,448	3,096
Total	$716,423	$48,807	$765,230

11.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2026	December 31, 2025
Available-for-sale (AFS) debt securities	$257,822	$246,720
Held-to-maturity (HTM) debt securities(1)	178,503	189,831
Marketable equity securities carried at fair value(2)	330	475
Non-marketable equity securities carried at fair value(2)(3)	429	446
Non-marketable equity securities measured using the measurement alternative(4)	1,738	1,707
Non-marketable equity securities carried at cost(5)	5,342	5,050
Total investments(6)	$444,164	$444,229

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $41 million and $37 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at March 31, 2026 and December 31, 2025, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2026 and December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest. The Company did not reverse through interest income any accrued interest receivables for the quarters ended March 31, 2026 and 2025.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Taxable interest	$3,869	$4,021
Interest exempt from U.S. federal income tax	65	77
Dividend income	85	68
Total interest and dividend income on investments	$4,019	$4,166

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Gross realized investment gains	$316	$134
Gross realized investment losses	(46)	(13)
Net realized gains on sales of investments	$270	$121

Available-for-Sale (AFS) Debt Securities
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2026
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$41,907	$—	$48	$784	$(736)	$41,171
Other	964	—	1	1	—	964
Total mortgage-backed securities	$42,871	$—	$49	$785	$(736)	$42,135
U.S. Treasury	$45,672	$—	$51	$79	$(28)	$45,644
State and municipal	1,460	—	4	61	(57)	1,403
Foreign government	161,084	—	587	1,059	(472)	160,612
Corporate	3,725	7	8	92	(84)	3,634
Asset-backed securities(1)	1,160	—	6	3	3	1,163
Other debt securities	3,230	—	1	—	1	3,231
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$259,202	$7	$706	$2,079	$(1,373)	$257,822
Portfolio-layer cumulative basis adjustments(2)	$(57)	$—	$—	$—	$57	$—
Total AFS debt securities	$259,145	$7	$706	$2,079	$(1,316)	$257,822

	December 31, 2025
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$36,967	$—	$172	$383	$(211)	$36,756
Other	976	—	1	1	—	976
Total mortgage-backed securities	$37,943	$—	$173	$384	$(211)	$37,732
U.S. Treasury	$35,400	$—	$93	$28	$65	$35,465
State and municipal	1,589	—	5	57	(52)	1,537
Foreign government	162,801	—	902	596	306	163,107
Corporate	4,734	7	20	56	(36)	4,691
Asset-backed securities(1)	1,071	—	8	6	2	1,073
Other debt securities	3,113	—	2	—	2	3,115
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$246,651	$7	$1,203	$1,127	$76	$246,720
Portfolio-layer cumulative basis adjustments(2)	$133	$—	$—	$—	$(133)	$—
Total AFS debt securities	$246,784	$7	$1,203	$1,127	$(57)	$246,720

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the tables above. See Note 19 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Represents the cumulative basis adjustments in active portfolio-layer method fair value hedges of AFS debt securities in closed portfolios, which are not allocated to individual securities. See Note 20.

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2026
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$27,957	$427	$5,892	$357	$33,849	$784
Other	248	—	233	1	481	1
Total mortgage-backed securities	$28,205	$427	$6,125	$358	$34,330	$785
U.S. Treasury	$26,214	$58	$719	$21	$26,933	$79
State and municipal	300	6	802	55	1,102	61
Foreign government	71,051	761	11,761	298	82,812	1,059
Corporate	711	64	1,232	28	1,943	92
Asset-backed securities	600	3	—	—	600	3
Other debt securities	253	—	—	—	253	—
Total AFS debt securities(1)	$127,334	$1,319	$20,639	$760	$147,973	$2,079
December 31, 2025
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,475	$110	$7,156	$273	$15,631	$383
Other	28	—	413	1	441	1
Total mortgage-backed securities	$8,503	$110	$7,569	$274	$16,072	$384
U.S. Treasury	$1,888	$6	$766	$22	$2,654	$28
State and municipal	555	9	661	48	1,216	57
Foreign government	42,828	260	14,394	336	57,222	596
Corporate	266	25	1,400	31	1,666	56
Asset-backed securities	537	6	—	—	537	6
Other debt securities	—	—	85	—	85	—
Total AFS debt securities(1)	$54,577	$416	$24,875	$711	$79,452	$1,127

(1)    Gross unrealized losses exclude the effect of the cumulative basis adjustments in active portfolio-layer method fair value hedges.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2026
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$31	$31
After 1 but within 5 years	1,185	1,183
After 5 but within 10 years	740	728
After 10 years	40,915	40,193
Total	$42,871	$42,135
U.S. Treasury and federal agency securities
Due within 1 year	$11,443	$11,438
After 1 but within 5 years	30,017	30,011
After 5 but within 10 years	4,212	4,195
After 10 years	—	—
Total	$45,672	$45,644
State and municipal
Due within 1 year	$69	$69
After 1 but within 5 years	67	65
After 5 but within 10 years	330	323
After 10 years	994	946
Total	$1,460	$1,403
Foreign government
Due within 1 year	$72,364	$72,475
After 1 but within 5 years	83,410	82,965
After 5 but within 10 years	4,830	4,744
After 10 years	480	428
Total	$161,084	$160,612
All other(2)
Due within 1 year	$4,139	$4,124
After 1 but within 5 years	3,180	3,151
After 5 but within 10 years	757	750
After 10 years	39	3
Total	$8,115	$8,028
Total AFS debt securities	$259,202	$257,822

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 19 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Includes corporate, asset-backed and other debt securities.

Held-to-Maturity (HTM) Debt Securities
The carrying value and fair value of HTM debt securities were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2026
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$64,102	$2	$7,136	$56,968
Other	1,349	19	111	1,257
Total mortgage-backed securities	$65,451	$21	$7,247	$58,225
U.S. Treasury securities	$81,549	$—	$2,844	$78,705
State and municipal	8,517	20	585	7,952
Foreign government	620	17	—	637
Asset-backed securities(2)	22,366	23	51	22,338
Total HTM debt securities, net	$178,503	$81	$10,727	$167,857
December 31, 2025
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$65,631	$3	$6,834	$58,800
Other	1,288	21	115	1,194
Total mortgage-backed securities	$66,919	$24	$6,949	$59,994
U.S. Treasury securities	$89,494	$—	$3,010	$86,484
State and municipal	8,608	40	469	8,179
Foreign government	790	20	—	810
Asset-backed securities(2)	24,020	72	39	24,053
Total HTM debt securities, net	$189,831	$156	$10,467	$179,520

(1)Amortized cost is reported net of ACL of $116 million and $146 million at March 31, 2026 and December 31, 2025, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 19 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2026
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—
After 1 but within 5 years	1,066	1,027
After 5 but within 10 years	1,236	1,167
After 10 years	63,149	56,031
Total	$65,451	$58,225
U.S. Treasury securities
Due within 1 year	$35,893	$35,414
After 1 but within 5 years	45,656	43,291
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$81,549	$78,705
State and municipal
Due within 1 year	$16	$16
After 1 but within 5 years	329	328
After 5 but within 10 years	2,390	2,278
After 10 years	5,782	5,330
Total	$8,517	$7,952
Foreign government
Due within 1 year	$287	$294
After 1 but within 5 years	333	343
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$620	$637
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	2,100	2,099
After 10 years	20,266	20,239
Total	$22,366	$22,338
Total HTM debt securities	$178,503	$167,857

(1)Amortized cost is reported net of ACL of $116 million at March 31, 2026.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
The total amount of HTM debt securities that were delinquent or on non-accrual status was not significant at March 31, 2026 and December 31, 2025.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of March 31, 2026 and December 31, 2025.

Evaluating Investments for Impairment—AFS Debt Securities
The Company conducts periodic reviews of all AFS debt securities with unrealized losses to evaluate whether the impairment resulted from expected credit losses or from other factors and to evaluate the Company’s intent to sell such securities.

For more information, see “Evaluating Investments for Impairment—AFS Debt Securities” in Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$113	$3
Total impairment losses recognized in earnings	$113	$3

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was immaterial as of March 31, 2026 and December 31, 2025.

Non-Marketable Equity Securities Not Carried at
Fair Value
Non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost.
For additional information on non-marketable equity securities, see Note 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative:

In millions of dollars	March 31, 2026	December 31, 2025
Measurement alternative:
Carrying value	$1,738	$1,707

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Measurement alternative(1):
Impairment losses	$23	$52
Downward changes for observable prices	—	—
Upward changes for observable prices	38	9

(1)     See Note 21 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2026
Measurement alternative:
Impairment losses	$517
Downward changes for observable prices	24
Upward changes for observable prices	840

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2026 and 2025, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

12.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the segment that manages the loans (or, if applicable, All Other—Legacy Franchises), in addition to the nature of the obligor, with corporate loans generally made for corporate, institutional and public sector clients and consumer loans to retail and small business customers. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Notes 1 and 15 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2026	December 31, 2025
In North America offices(1)
Commercial and industrial	$63,758	$57,406
Financial institutions	74,066	72,154
Mortgage and real estate(2)	18,191	17,931
Installment and other(3)	22,866	23,104
Lease financing	72	72
Total	$178,953	$170,667
In offices outside North America(1)
Commercial and industrial	$100,839	$96,886
Financial institutions	29,480	27,054
Mortgage and real estate(2)	9,823	9,856
Installment and other(3)	34,469	34,100
Lease financing	44	47
Governments and official institutions	5,609	5,070
Total	$180,264	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$359,217	$343,680
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$8	$17
Corporate loans, net of unearned income(4)(5)(6)	$359,225	$343,697

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
(4)Corporate loans are net of unearned income of $(1.1) billion and $(1.1) billion at March 31, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at March 31, 2026 and December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were not material for the three months ended March 31, 2026 and 2025.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 20.

The Company sold and/or reclassified to held-for-sale $1.0 billion and $1.0 billion of corporate loans during the three months ended March 31, 2026 and 2025, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2026 or 2025.

Corporate Loan Delinquencies and Non-Accrual Details at March 31, 2026

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$131	$113	$244	$1,203	$159,397	$160,844
Financial institutions	8	9	17	124	102,166	102,307
Mortgage and real estate	46	13	59	520	27,435	28,014
Lease financing	—	1	1	—	115	116
Other	39	18	57	110	59,271	59,438
Loans at fair value	N/A	N/A	N/A	N/A	N/A	8,498
Total(5)	$224	$154	$378	$1,957	$348,384	$359,217

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$162	$53	$215	$1,141	$150,416	$151,772
Financial institutions	5	—	5	65	98,808	98,878
Mortgage and real estate	35	2	37	627	27,122	27,786
Lease financing	—	1	1	—	118	119
Other	107	8	115	168	58,038	58,321
Loans at fair value	N/A	N/A	N/A	N/A	N/A	6,804
Total(5)	$309	$64	$373	$2,001	$334,502	$343,680

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
(5)Excludes $8 million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2026 and December 31, 2025, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	March 31, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior
Investment grade(3)
Commercial and industrial(4)	$28,939	$15,060	$7,582	$5,322	$3,530	$5,604	$31,357	$97,394
Financial institutions(4)	7,795	17,151	3,621	1,986	1,145	2,058	56,065	89,821
Mortgage and real estate	1,948	5,251	4,974	3,590	1,688	3,001	308	20,760
Other(5)	3,118	11,663	3,166	1,845	1,693	4,276	28,788	54,549
Total investment grade	$41,800	$49,125	$19,343	$12,743	$8,056	$14,939	$116,518	$262,524
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,215	$11,508	$4,432	$3,803	$1,868	$2,706	$21,715	$62,247
Financial institutions(4)	2,598	2,790	381	231	113	312	5,937	12,362
Mortgage and real estate	204	670	919	852	1,296	2,388	405	6,734
Other(5)	357	1,764	414	329	160	263	1,608	4,895
Non-accrual
Commercial and industrial(4)	19	159	11	199	72	79	664	1,203
Financial institutions	62	—	—	—	—	41	21	124
Mortgage and real estate	1	—	—	42	198	221	58	520
Other(5)	5	6	25	14	—	17	43	110
Total non-investment grade	$19,461	$16,897	$6,182	$5,470	$3,707	$6,027	$30,451	$88,195
Loans at fair value(6)								$8,498
Corporate loans, net of unearned income(7)	$61,261	$66,022	$25,525	$18,213	$11,763	$20,966	$146,969	$359,217

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$40,283	$7,840	$5,461	$3,774	$2,051	$3,468	$28,011	$90,888
Financial institutions(4)	24,577	3,979	2,525	920	486	1,356	51,813	85,656
Mortgage and real estate	6,073	4,968	3,738	1,830	1,483	1,482	405	19,979
Other(5)	12,869	3,682	2,448	1,907	538	3,891	26,663	51,998
Total investment grade	$83,802	$20,469	$14,172	$8,431	$4,558	$10,197	$106,892	$248,521
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$27,614	$4,692	$3,746	$2,235	$634	$2,384	$18,438	$59,743
Financial institutions(4)	4,189	989	604	115	246	190	6,824	13,157
Mortgage and real estate	951	823	907	1,312	1,014	1,602	571	7,180
Other(5)	2,964	337	408	183	46	272	2,064	6,274
Non-accrual
Commercial and industrial	216	4	99	70	35	61	656	1,141
Financial institutions(4)	—	—	—	—	43	—	22	65
Mortgage and real estate	3	—	41	199	4	344	36	627
Other(5)	78	14	16	4	13	8	35	168
Total non-investment grade	$36,015	$6,859	$5,821	$4,118	$2,035	$4,861	$28,646	$88,355
Loans at fair value(6)								$6,804
Corporate loans, net of unearned income(7)	$119,817	$27,328	$19,993	$12,549	$6,593	$15,058	$135,538	$343,680
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
(7)Excludes $8 million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2026 and December 31, 2025, respectively.

Corporate Gross Credit Losses
The tables below detail gross credit losses recognized during the three months ended March 31, 2026 and 2025, by year of loan origination:

	For the Three Months Ended March 31, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$8	$—	$—	$—	$—	$—	$20	$28
Financial institutions	—	—	—	—	—	—	—	—
Mortgage and real estate	—	—	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—	14	14
Total	$8	$—	$—	$—	$—	$—	$34	$42

	For the Three Months Ended March 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$2	$—	$—	$—	$—	$46	$48
Financial institutions	—	—	—	—	—	—	1	1
Mortgage and real estate	—	—	—	—	—	6	—	6
Other(1)	1	—	133	—	—	3	7	144
Total	$1	$2	$133	$—	$—	$9	$54	$199

(1)    Other includes installment and other, lease financing and loans to governments and official institutions.

Non-Accrual Corporate Loans

	March 31, 2026		December 31, 2025
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$897	$365	$788	$295
Financial institutions	10	2	—	—
Mortgage and real estate	20	4	44	4
Other	89	46	121	24
Total non-accrual corporate loans with specific allowances	$1,016	$417	$953	$323
Non-accrual corporate loans without specific allowances
Commercial and industrial	$306		$353
Financial institutions	114		65
Mortgage and real estate	500		583
Lease financing	—		—
Other	21		47
Total non-accrual corporate loans without specific allowances	$941	N/A	$1,048	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three months ended March 31, 2026 and 2025 was $13 million and $8 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi evaluates and may modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three months ended March 31, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

	For the Three Months Ended March 31, 2026
In millions of dollars, except weighted-average term extension	Total modifications balance at March 31, 2026(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$124	$119	$5	13
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	16	16	—	46
Total	$140	$135	$5

	For the Three Months Ended March 31, 2025
In millions of dollars, except weighted-average term extension	Total modifications balance at March 31, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Commercial and industrial	$19	$19	$—	22
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$19	$19	$—

(1)The above tables reflect activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of March 31, 2026 and 2025.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $521 million and $51 million as of March 31, 2026 and 2025, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended March 31, 2026 and December 31, 2025:

	As of March 31, 2026(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$353	$353	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	40	40	—	—
Other(2)	16	16	—	—
Total	$409	$409	$—	$—

	As of December 31, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$286	$278	$1	$7
Financial institutions	—	—	—	—
Mortgage and real estate	77	66	11	—
Other(2)	6	6	—	—
Total	$369	$350	$12	$7

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to governments and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2026 and 2025. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

CONSUMER LOANS
Consumer loans represent loans and leases managed by USCC, Wealth and All Other—Legacy Franchises (except Mexico SBMM).
Citi has established a risk management process to monitor, evaluate and manage the principal risks associated with its consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores under Fair Isaac Corporation (FICO) and loan-to-value (LTV) ratios, each as discussed in more detail below.
For Citi’s policies related to consumer loans, including non-accrual and charge-off policies, see “Loans—Consumer Loans” and “Allowance for Credit Losses (ACL)—Consumer Loans” in Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at March 31, 2026

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$118,185	$450	$390	$209	$119,234	$137	$461	$598	$130
Home equity loans(7)(8)	2,721	23	33	—	2,777	27	75	102	—
Credit cards	162,232	2,223	2,541	—	166,996	—	—	—	2,541
Personal, small business and other(9)	33,420	115	30	—	33,565	2	70	72	—
Total	$316,558	$2,811	$2,994	$209	$322,572	$166	$606	$772	$2,671
In offices outside North America(5)
Residential mortgages(6)	$23,751	$39	$77	$—	$23,867	$—	$166	$166	$—
Credit cards(10)	13,730	265	324	—	14,319	—	322	322	97
Personal, small business and other(9)	41,245	134	48	—	41,427	—	154	154	—
Total	$78,726	$438	$449	$—	$79,613	$—	$642	$642	$97
Total excluding portfolio-layer hedges cumulative basis adjustments	$395,284	$3,249	$3,443	$209	$402,185	$166	$1,248	$1,414	$2,768
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$206
Total Citigroup(12)(13)					$402,391

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$118,264	$426	$484	$215	$119,389	$125	$560	$685	$121
Home equity loans(7)(8)	2,810	26	36	—	2,872	23	82	105	—
Credit cards	168,738	2,373	2,545	—	173,656	—	—	—	2,545
Personal, small business and other(9)	33,084	96	31	—	33,211	5	152	157	1
Total	$322,896	$2,921	$3,096	$215	$329,128	$153	$794	$947	$2,667
In offices outside North America(5)
Residential mortgages(6)	$23,928	$35	$78	$—	$24,041	$—	$180	$180	$—
Credit cards(10)	14,128	256	317	—	14,701	—	323	323	93
Personal, small business and other(9)	40,143	128	49	—	40,320	—	168	168	—
Total	$78,199	$419	$444	$—	$79,062	$—	$671	$671	$93
Total excluding portfolio-layer hedges cumulative basis adjustments	$401,095	$3,340	$3,540	$215	$408,190	$153	$1,465	$1,618	$2,760
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$343
Total Citigroup(12)(13)					$408,533

(1)Loans less than 30 days past due are presented as current.
(2)Includes $25 million and $51 million at March 31, 2026 and December 31, 2025, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on $26.6 billion and $23.3 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at March 31, 2026. Excludes delinquencies on $26.0 billion and $22.3 billion of classifiably managed Private Bank loans in North America and outside North America, respectively, at December 31, 2025.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at March 31, 2026 and December 31, 2025, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.4 billion of residential mortgages outside North America related to Wealth at March 31, 2026. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.6 billion of residential mortgages outside North America related to Wealth at December 31, 2025.
(7)Includes less than $0.1 billion and less than $0.1 billion at March 31, 2026 and December 31, 2025, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)As of March 31, 2026, Wealth in North America includes $29.8 billion of loans, of which $26.6 billion are classifiably managed with 79% rated investment grade, and Wealth outside North America includes $31.5 billion of loans, of which $23.3 billion are classifiably managed with 56% rated investment grade. As of December 31, 2025, Wealth in North America includes $29.4 billion of loans, of which $26.0 billion are classifiably managed with 80% rated investment grade, and Wealth outside North America includes $30.6 billion of loans, of which $22.3 billion are classifiably managed with 56% rated investment grade. Such loans are presented as “current” above.
(10)Primarily relates to Mexico Consumer credit cards. While credit cards are generally not subject to non-accrual, Mexico Consumer credit cards cease accruing interest at 90 days past due and are charged off at 180 days past due.
(11)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 20.
(12)Consumer loans were net of unearned income of $973 million and $971 million at March 31, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(13)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at March 31, 2026 and December 31, 2025, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three months ended March 31, 2026 and 2025, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $0.5 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
In North America offices(1)
Residential first mortgages	$2	$2
Home equity loans	1	1
Personal, small business and other	1	—
Total	$4	$3
In offices outside North America(1)
Residential mortgages	$2	$2
Personal, small business and other	—	1
Total	$2	$3
Total Citigroup	$6	$6

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three months ended March 31, 2026 and 2025, the Company sold and/or reclassified to held-for-sale (HFS) approximately $213 million and $32 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the three months ended March 31, 2026 and 2025. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 22), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses HFS (see “Significant Disposals” in Note 2).
The Company did not have significant purchases of consumer loans classified as held-for-investment for the three months ended March 31, 2026 or 2025.

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

With respect to Citi’s consumer loan portfolio outside of the U.S. as of March 31, 2026 and December 31, 2025 ($81.1 billion and $80.8 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	March 31, 2026
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2026	$32	$364	$2,638
2025	172	2,189	13,222
2024	145	1,420	7,320
2023	220	1,878	10,725
2022	372	2,800	15,001
Prior	1,922	8,408	43,282
Total residential first mortgages	$2,863	$17,059	$92,188	$—	$7,124	$119,234
Home equity line of credit (pre-reset)	$230	$665	$1,444
Home equity line of credit (post-reset)	61	67	72
Home equity term loans	39	67	88
2026	—	—	—
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
Prior	39	67	88
Total home equity loans	$330	$799	$1,604	$—	$44	$2,777
Credit cards	$23,132	$57,896	$80,587
Revolving loans converted to term loans(3)	1,831	875	166
Total credit cards(4)	$24,963	$58,771	$80,753	$—	$2,012	$166,499
Personal, small business and other
2026	$1	$93	$497
2025	59	475	1,154
2024	71	329	493
2023	48	153	184
2022	34	75	72
Prior	74	158	122
Total personal, small business and other(5)(6)	$287	$1,283	$2,522	$25,810	$2,837	$32,739
Total(7)	$28,443	$77,912	$177,067	$25,810	$12,017	$321,249

FICO score distribution—U.S. portfolio	December 31, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$112	$2,309	$13,564
2024	143	1,600	7,973
2023	227	2,045	11,184
2022	368	2,877	15,199
2021	327	2,483	13,891
Prior	1,617	6,201	30,153
Total residential first mortgages	$2,794	$17,515	$91,964	$—	$7,116	$119,389
Home equity line of credit (pre-reset)	$232	$682	$1,506
Home equity line of credit (post-reset)	64	71	69
Home equity term loans	39	70	95
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	39	70	94
Total home equity loans	$335	$823	$1,670	$—	$44	$2,872
Credit cards	$23,473	$59,531	$85,390
Revolving loans converted to term loans(3)	1,742	843	160
Total credit cards(4)	$25,215	$60,374	$85,550	$—	$1,969	$173,108
Personal, small business and other
2025	$43	$475	$1,475
2024	82	382	616
2023	59	185	234
2022	44	99	98
2021	7	15	14
Prior	73	158	123
Total personal, small business and other(5)(6)	$308	$1,314	$2,560	$25,168	$3,029	$32,379
Total(7)	$28,652	$80,026	$181,744	$25,168	$12,158	$327,748

(1)    These personal, small business and other loans without a FICO score available include $25.8 billion and $25.2 billion of Private Bank loans as of March 31, 2026 and December 31, 2025, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. As of March 31, 2026 and December 31, 2025, approximately 79% and 80% of these loans, respectively, were rated investment grade.
(2)    FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)    Not included in the tables above are $38 million and $52 million of revolving credit card loans outside of the U.S. that were converted to term loans as of March 31, 2026 and December 31, 2025, respectively.
(4)    Excludes $497 million and $548 million of balances related to Canada for March 31, 2026 and December 31, 2025, respectively.
(5)    Excludes $826 million and $832 million of balances related to Canada for March 31, 2026 and December 31, 2025, respectively.
(6)    Includes approximately $13 million and $14 million of personal revolving loans that were converted to term loans for March 31, 2026 and December 31, 2025, respectively.
(7)    Excludes $206 million and $343 million of unallocated portfolio-layer hedges cumulative basis adjustments at March 31, 2026 and December 31, 2025, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the three months ended March 31, 2026 and 2025, by year of loan origination:

In millions of dollars	Three Months Ended March 31, 2026
Residential first mortgages
2026	$—
2025	—
2024	1
2023	—
2022	—
Prior	14
Total residential first mortgages	$15
Home equity line of credit (pre-reset)	$—
Home equity line of credit (post-reset)	—
Home equity term loans	—
Total home equity loans	$—
Credit cards	$2,430
Revolving loans converted to term loans	53
Total credit cards	$2,483
Personal, small business and other
2026	$52
2025	63
2024	65
2023	32
2022	17
Prior	51
Total personal, small business and other	$280
Total Citigroup	$2,778

In millions of dollars	Three Months Ended March 31, 2025
Residential first mortgages
2025	$—
2024	—
2023	—
2022	—
2021	—
Prior	17
Total residential first mortgages	$17
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	—
Total home equity loans	$2
Credit cards	$2,420
Revolving loans converted to term loans	84
Total credit cards	$2,504
Personal, small business and other
2025	$32
2024	49
2023	46
2022	27
2021	10
Prior	40
Total personal, small business and other	$204
Total Citigroup	$2,727

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

LTV distribution—U.S. portfolio(1)	March 31, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2026	$2,389	$651	$—
2025	11,431	4,445	6
2024	7,074	2,102	6
2023	12,038	1,247	—
2022	17,775	1,461	21
Prior	56,938	619	26
Total residential first mortgages	$107,645	$10,525	$59	$1,005	$119,234
Home equity loans (pre-reset)	$2,308	$18	$14
Home equity loans (post-reset)	372	9	17
Total home equity loans	$2,680	$27	$31	$39	$2,777
Total(2)	$110,325	$10,552	$90	$1,044	$122,011

LTV distribution—U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$12,061	$4,163	$—
2024	7,845	2,181	3
2023	12,637	1,288	3
2022	18,144	1,378	23
2021	17,495	276	6
Prior	40,567	348	28
Total residential first mortgages	$108,749	$9,634	$63	$943	$119,389
Home equity loans (pre-reset)	$2,348	$42	$32
Home equity loans (post-reset)	375	13	21
Total home equity loans	$2,723	$55	$53	$41	$2,872
Total(2)	$111,472	$9,689	$116	$984	$122,261

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $206 million and $343 million of unallocated portfolio-layer cumulative basis adjustments at March 31, 2026 and December 31, 2025, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	March 31, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2026	$734	$61	$—
2025	2,551	174	—
2024	2,761	229	—
2023	2,038	778	—
2022	2,259	684	268
Prior	9,457	1,122	237
Total	$19,800	$3,048	$505	$514	$23,867

LTV distribution—outside of U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$2,576	$207	$—
2024	2,825	275	—
2023	2,062	727	150
2022	2,283	630	415
2021	2,168	648	345
Prior	7,712	456	67
Total	$19,626	$2,943	$977	$495	$24,041

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of March 31, 2026 and December 31, 2025, mortgage portfolios outside of the U.S. had an average LTV of approximately 55% and 56%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at March 31, 2026	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	1Q26 NCL ratio	1Q25 NCL ratio
Residential mortgages(3)	$23,867	$—	$23,867	0.16%	0.32%	0.12%	0.08%
Credit cards	14,319	—	14,319	1.85	2.26	7.00	5.96
Personal, small business and other(4)	41,427	23,264	18,163	0.74	0.26	1.33	1.05
Total	$79,613	$23,264	$56,349	0.78%	0.80%	2.02%	1.62%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,041	$—	$24,041	0.15%	0.32%
Credit cards	14,701	—	14,701	1.74	2.16
Personal, small business and other(4)	40,320	22,297	18,023	0.71	0.27
Total	$79,062	$22,297	$56,765	0.74%	0.78%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. As of March 31, 2026 and December 31, 2025, approximately 56% and 56% of these loans, respectively, were rated investment grade.
(3)    Includes $18.4 billion and $18.6 billion as of March 31, 2026 and December 31, 2025, respectively, of residential mortgages related to Wealth.
(4)    Includes $31.5 billion and $30.6 billion as of March 31, 2026 and December 31, 2025, respectively, of loans related to Wealth.

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
Residential Mortgages
Citi utilizes a third-party subservicer for the servicing of its residential mortgage loans. Through this third-party subservicer, Citi evaluates and assists residential mortgage borrowers who are experiencing financial difficulty primarily by offering interest rate reductions, principal and/or interest forbearance, term extensions or combinations thereof. Borrowers enrolled in forbearance programs typically have payments suspended until the end of the forbearance period. In the U.S., before permanently modifying the contractual payment terms of a mortgage loan, Citi enters into a trial modification with the borrower, generally a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, and the borrower’s formal acceptance of the modified terms, Citi and the borrower enter into a permanent modification. Citi expects the majority of loans entering trial modifications to ultimately be enrolled in a permanent modification. During the three months ended March 31, 2026 and 2025, $8 million and $14 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $3 million and $3 million had gone through Chapter 7 bankruptcy during the three months ended March 31, 2026 and 2025, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three months ended March 31, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended March 31, 2026
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2026(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.14%	$166	$2	$11	$146	$7	1%	170	12
Home equity loans	0.04	1	—	—	1	—	—	—	9
Credit cards	0.31	523	523	—	—	—	24	—	—
Personal, small business and other	0.02	6	—	—	—	6	9	17	—
Total	0.22%	$696	$525	$11	$147	$13
In offices outside North America(4)
Residential mortgages	0.04%	$10	$—	$—	$9	$1	2%	223	12
Credit cards	0.08	11	6	—	—	5	33	23	—
Personal, small business and other	0.04	16	4	—	—	12	6	26	—
Total	0.05%	$37	$10	$—	$9	$18

			For the Three Months Ended March 31, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at March 31, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.06%	$74	$1	$11	$55	$7	1%	129	7
Home equity loans	0.03	1	—	—	1	—	—	—	8
Credit cards	0.31	505	504	—	1	—	25	—	4
Personal, small business and other	0.03	10	—	—	—	10	8	19	—
Total	0.19%	$590	$505	$11	$57	$17
In offices outside North America(4)
Residential mortgages	0.05%	$13	$—	$—	$11	$2	2%	192	12
Credit cards	0.04	5	5	—	—	—	24	—	—
Personal, small business and other	0.02	6	1	1	—	4	8	23	—
Total	0.03%	$24	$6	$1	$11	$6

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended March 31, 2026 and 2025, Citi granted forgiveness of $1 million and less than $1 million in residential first mortgage loans, $40 million and $32 million in credit card loans and $2 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of March 31, 2026 and 2025.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at March 31, 2026 and 2025.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended March 31, 2026 and 2025.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended March 31, 2026 and the year ended December 31, 2025:

	As of March 31, 2026
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$387	$210	$27	$150	$1
Home equity loans	3	1	—	2	—
Credit cards	1,558	1,227	208	123	266
Personal, small business and other	27	24	2	1	2
Total(2)	$1,975	$1,462	$237	$276	$269
In offices outside North America(1)
Residential mortgages	$30	$28	$1	$1	$1
Credit cards	31	27	3	1	1
Personal, small business and other	23	22	1	—	—
Total(2)	$84	$77	$5	$2	$2

	As of December 31, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$380	$128	$28	$224	$—
Home equity loans	3	1	—	2	—
Credit cards	1,525	1,190	212	123	277
Personal, small business and other	29	26	2	1	2
Total(2)	$1,937	$1,345	$242	$350	$279
In offices outside North America(1)
Residential mortgages	$35	$32	$2	$1	$1
Credit cards	27	23	3	1	1
Personal, small business and other	40	32	6	2	1
Total(2)	$102	$87	$11	$4	$3

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three months ended March 31, 2026 and 2025. Default is defined as 60 days past due:

		For the Three Months Ended March 31, 2026
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$14	$—	$8	$—	$6	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	96	96	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$111	$96	$8	$—	$7	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$3	$2	$—	$—	$1	$—	$—

		For the Three Months Ended March 31, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$7	$—	$4	$—	$3	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	106	106	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$114	$106	$4	$—	$4	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$3	$1	$—	$1	$1	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

13. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2026	2025
Allowance for credit losses on loans (ACLL) at beginning of period	$19,247	$18,574
Gross credit losses on loans	(2,820)	(2,926)
Gross recoveries on loans	612	467
Net credit losses (NCLs) on loans	$(2,208)	$(2,459)
Replenishment of NCLs	$2,208	$2,459
Net reserve builds (releases) for loans	301	227
Net specific reserve builds (releases) for loans	96	(125)
Total provision for credit losses on loans (PCLL)	$2,605	$2,561
Other, net (see table below)	(8)	50
ACLL at end of period	$19,636	$18,726
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(1)	$1,833	$1,601
Provision (release) for credit losses on ACLUC(2)	184	108
Other, net	(4)	11
ACLUC at end of period(1)	$2,013	$1,720
Total ACLL and ACLUC	$21,649	$20,446
Allowance for credit losses on other assets at beginning of period(3)	$147	$1,865
NCLs on other assets	(3)	(13)
Provision (release) for credit losses on other assets	33	39
Other, net(4)	9	315
Allowance for credit losses on other assets at end of period(3)	$186	$2,206
Allowance for credit losses on HTM debt securities at beginning of period	$146	$137
Provision (release) for credit losses on HTM debt securities	(30)	(5)
Other, net	—	(2)
Allowance for credit losses on HTM debt securities at end of period	$116	$130
Total ACL	$21,951	$22,782

Other, net details (ACLL)	Three Months Ended March 31,
In millions of dollars	2026	2025
FX translation and other	$(8)	$50
Other, net (ACLL)	$(8)	$50

(1)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(2)The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio.
(3)See additional details on the Allowance for credit losses on other assets below.
(4)Primarily reflects the impact of FX translation on the ACL on Other assets for transfer risk associated with exposures outside the U.S.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	March 31, 2026			March 31, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,053	$16,194	$19,247	$2,556	$16,018	$18,574
Charge-offs	(42)	(2,778)	(2,820)	(199)	(2,727)	(2,926)
Recoveries	34	578	612	17	450	467
Replenishment of NCLs	8	2,200	2,208	182	2,277	2,459
Net reserve builds (releases)	203	98	301	279	(52)	227
Net specific reserve builds (releases)	96	—	96	(125)	—	(125)
Other	(13)	5	(8)	15	35	50
Ending balance	$3,339	$16,297	$19,636	$2,725	$16,001	$18,726

	March 31, 2026			December 31, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,922	$16,248	$19,170	$2,730	$16,144	$18,874
Individually evaluated	417	51	468	323	51	374
Purchased credit deteriorated	—	(2)	(2)	—	(1)	(1)
Total ACLL	$3,339	$16,297	$19,636	$3,053	$16,194	$19,247
Loans, net of unearned income
Collectively evaluated	$348,770	$402,199	$750,969	$334,892	$408,225	$743,117
Individually evaluated	1,957	67	2,024	2,001	149	2,150
Purchased credit deteriorated	—	100	100	—	108	108
Held at fair value	8,498	25	8,523	6,804	51	6,855
Total loans, net of unearned income	$359,225	$402,391	$761,616	$343,697	$408,533	$752,230

Changes in the ACL
(March 31, 2026 vs. December 31, 2025)
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of March 31, 2026 was $21,951 million, an increase of $578 million from $21,373 million at December 31, 2025, driven by portfolio quality, including seasonal mix changes, as well as increased uncertainty in the macroeconomic outlook, partially offset by refinements to loss assumptions and lower net lending activity.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of March 31, 2026 was $16,297 million, an increase of $103 million from $16,194 million at December 31, 2025. The increase was driven by seasonal portfolio mix changes and increased uncertainty in the macroeconomic outlook, primarily offset by lower seasonal volumes and refinements to loss assumptions.

Corporate ACLL
Citi’s total corporate ACLL as of March 31, 2026 was $3,339 million, an increase of $286 million from $3,053 million at December 31, 2025. The increase was driven by increased uncertainty in the macroeconomic outlook.

ACLUC
As of March 31, 2026, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $2,013 million, an increase of $180 million from $1,833 million at December 31, 2025. The increase was driven by Citi’s forward purchase commitment of the Barclays American Airlines co-branded card portfolio and increased uncertainty in the macroeconomic outlook, partially offset by refinements to loss assumptions.

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2026
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter(2)	$23	$5	$119	$147
Gross credit losses	—	—	(10)	(10)
Gross recoveries	—	—	7	7
NCLs	$—	$—	$(3)	$(3)
Replenishment of NCLs	$—	$—	$3	$3
Net reserve builds (releases)	8	—	22	30
Total provision for credit losses	$8	$—	$25	$33
Other, net	$1	$—	$8	$9
Allowance for credit losses on other assets at end of quarter	$32	$5	$149	$186

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.
(2)The beginning-of-quarter balance reflects the $2.6 billion reclassification of AO Citibank to held-for-sale, including the related ACL, resulting from Citi’s planned sale of AO Citibank (which was sold on February 18, 2026) (see “Sale of AO Citibank” in Note 2), partially offset by FX translation.

	Three Months Ended March 31, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(17)	(17)
Gross recoveries	—	—	4	4
NCLs	$—	$—	$(13)	$(13)
Replenishment of NCLs	$—	$—	$13	$13
Net reserve builds (releases)	(6)	1	31	26
Total provision for credit losses	$(6)	$1	$44	$39
Other, net	$—	$—	$315	$315
Allowance for credit losses on other assets at end of quarter	$19	$4	$2,183	$2,206

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S.

For the ACL on AFS debt securities, see Note 11.

14.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	USCC(1)	Wealth(1)	All Other	Total
Balance at December 31, 2025	$2,141	$5,833	$1,028	$4,733	$5,062	$301	$19,098
Foreign currency translation	(31)	(75)	—	—	4	1	(101)
Balance at March 31, 2026	$2,110	$5,758	$1,028	$4,733	$5,066	$302	$18,997

(1)During the first quarter of 2026, approximately $609 million of goodwill was transferred from USCC to Wealth in connection with the business realignment. Prior-period amounts have been revised to conform to the current presentation. See Note 3.

Citi tests for goodwill impairment annually as of October 1 (the annual test) and conducts interim assessments between the annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
As discussed in Note 3, effective January 1, 2026, Citi transferred its Retail Banking business from the former U.S. Personal Banking (USPB) to Wealth and integrated the remaining USPB businesses into a new U.S. Consumer Cards (USCC) segment. This business realignment was identified as a triggering event for purposes of goodwill impairment testing. In accordance with ASC 350, an interim goodwill impairment test was performed in the first quarter of 2026, which resulted in no impairment. Goodwill was reallocated from USCC to Wealth based on relative fair values as of the effective date of the business realignment. No additional triggering events were identified, and no goodwill impairment was recorded during the quarter.
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
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 (“Goodwill”) and 17 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2026			December 31, 2025
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships(1)	$5,315	$4,669	$646	$5,315	$4,639	$676
Credit card contract-related intangibles(2)	4,661	2,021	2,640	4,579	1,987	2,592
Other customer relationships	315	290	25	321	291	30
Present value of future profits	35	35	—	35	35	—
Indefinite-lived intangible assets	228	—	228	227	—	227
Intangible assets (excluding MSRs)	$10,554	$7,015	$3,539	$10,477	$6,952	$3,525
Mortgage servicing rights (MSRs)(3)	766	—	766	759	—	759
Total intangible assets	$11,320	$7,015	$4,305	$11,236	$6,952	$4,284

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2025	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at March 31, 2026
Purchased credit card relationships(1)	$676	$—	$(30)	$—	$—	$646
Credit card contract-related intangibles(2)	2,592	82	(34)	—	—	2,640
Other customer relationships	30	—	(5)	—	—	25
Present value of future profits	—	—	—	—	—	—
Indefinite-lived intangible assets	227	—	—	—	1	228
Intangible assets (excluding MSRs)	$3,525	$82	$(69)	$—	$1	$3,539
MSRs(3)	759					766
Total intangible assets	$4,284					$4,305

(1)Reflects intangibles for the value of purchased cardholder relationships, which are discrete from contract-related intangibles.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 19.

15. DEPOSITS

Deposits consisted of the following:

	March 31,	December 31,
In millions of dollars	2026(1)	2025
Non-interest-bearing deposits in U.S. offices	$122,083	$121,610
Interest-bearing deposits in U.S. offices (including $1,695 and $1,862 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	634,812	613,052
Total deposits in U.S. offices(1)	$756,895	$734,662
Non-interest-bearing deposits in offices outside the U.S. (including $1,448 and $1,218 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	$86,004	$87,041
Interest-bearing deposits in offices outside the U.S. (including $1,232 and $1,142 as of March 31, 2026 and December 31, 2025, respectively, at fair value)	603,341	581,870
Total deposits in offices outside the U.S.(1)	$689,345	$668,911
Total deposits	$1,446,240	$1,403,573

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2025, see Note 18 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.

For additional information on Citi’s deposits, see Citi’s 2025 Form 10-K.

16.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 19 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2026	December 31, 2025
Commercial paper
Bank(1)	$13,829	$10,050
Broker-dealer and other(2)	6,948	9,891
Total commercial paper	$20,777	$19,941
Other borrowings(3)	51,279	31,937
Total	$72,056	$51,878

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2026 and December 31, 2025, collateralized short-term advances from Federal Home Loan Banks were $14.0 billion and $6.0 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2026	December 31, 2025
Citigroup Inc.(1)	$171,000	$177,855
Bank(2)	31,544	36,481
Broker-dealer and other(3)	105,022	101,491
Total	$307,566	$315,827

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At March 31, 2026 and December 31, 2025, collateralized long-term advances from the Federal Home Loan Banks were $1.0 billion and $3.0 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion at March 31, 2026 and December 31, 2025.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2026:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2026
Balance at December 31, 2025	$(1,240)	$(2,143)	$10	$(5,504)	$(33,016)	$(34)	$30	$(41,897)
Other comprehensive income before reclassifications	(699)	1,401	(275)	(12)	893	14	5	1,327
Increase (decrease) due to amounts reclassified from AOCI	(120)	4	26	50	(4)	(1)	—	(45)
Change, net of taxes	$(819)	$1,405	$(249)	$38	$889	$13	$5	$1,282
Balance at March 31, 2026	$(2,059)	$(738)	$(239)	$(5,466)	$(32,127)	$(21)	$35	$(40,615)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended March 31, 2026	$(49)	$—	$1	$(6)	$(19)	$—	$—	$(73)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2025
Balance at December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	601	775	(136)	(71)	837	6	(1)	2,011
Increase (decrease) due to amounts reclassified from AOCI	(86)	4	143	45	12	1	—	119
Change, net of taxes	$515	$779	$7	$(26)	$849	$7	$(1)	$2,130
Balance at March 31, 2025	$(2,322)	$(342)	$(213)	$(5,653)	$(37,198)	$(45)	$51	$(45,722)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended March 31, 2025	$3	$—	$—	$—	$46	$—	$—	$49

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 21.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the first quarter of 2026 or 2025.
(4)Primarily reflects the movements in (by order of impact) the euro, Indian rupee, South Korean won, Polish zloty and Mexican peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2026. Primarily reflects the movement in (by order of impact) the euro, Polish zloty, Japanese yen, Brazilian real, Chilean peso, British pound sterling and Singapore dollar against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2025. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)March 31, 2026 reflects the reduction of a $1.6 billion CTA loss (net of hedges) associated with Citi’s sale of AO Citibank. For additional information see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
(6)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Banamex insurance subsidiary within Mexico Consumer/SBMM and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $489 million and $425 million at March 31, 2026 and 2025, respectively.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2026
Balance at December 31, 2025	$(48,156)	$6,259	$(41,897)
Net unrealized gains (losses) on debt securities	(1,150)	331	(819)
Debt valuation adjustment (DVA)	1,832	(427)	1,405
Cash flow hedges	(330)	81	(249)
Benefit plans	96	(58)	38
Foreign currency translation adjustment (CTA)	907	(18)	889
Excluded component of fair value hedges	19	(6)	13
Long-duration insurance contracts	8	(3)	5
Change	$1,382	$(100)	$1,282
Balance at March 31, 2026	$(46,774)	$6,159	$(40,615)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended March 31, 2025
Balance at December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	744	(229)	515
DVA	1,000	(221)	779
Cash flow hedges	8	(1)	7
Benefit plans	(18)	(8)	(26)
CTA	764	85	849
Excluded component of fair value hedges	10	(3)	7
Long-duration insurance contracts	(2)	1	(1)
Change	$2,506	$(376)	$2,130
Balance at March 31, 2025	$(51,933)	$6,211	$(45,722)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2026	2025
Realized (gains) losses on sales of investments	$(270)	$(121)
Gross impairment losses	113	3
Subtotal, pretax	$(157)	$(118)
Tax effect	37	32
Net realized (gains) losses on investments, after-tax(1)	$(120)	$(86)
Realized DVA (gains) losses on fair value option liabilities, pretax	$5	$5
Tax effect	(1)	(1)
Net realized DVA, after-tax	$4	$4
Interest rate contracts	$27	$189
Foreign exchange contracts	8	—
Subtotal, pretax	$35	$189
Tax effect	(9)	(46)
Amortization of cash flow hedges, after-tax(2)	$26	$143
Amortization of unrecognized:
Prior service cost (benefit)	$(3)	$(4)
Net actuarial loss	71	64
Curtailment/settlement impact(3)	—	—
Subtotal, pretax	$68	$60
Tax effect	(18)	(15)
Amortization of benefit plans, after-tax(3)	$50	$45
Excluded component of fair value hedges, pretax	$(1)	$1
Tax effect	—	—
Excluded component of fair value hedges, after-tax	$(1)	$1
Long-duration contracts, pretax	$—	$—
Tax effect	—	—
Long-duration contracts, after-tax	$—	$—
CTA, pretax	$(4)	$12
Tax effect	—	—
CTA, after-tax(4)	$(4)	$12
Total amounts reclassified out of AOCI, pretax	$(54)	$149
Total tax effect	9	(30)
Total amounts reclassified out of AOCI, after-tax	$(45)	$119

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 11.
(2)See Note 20.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

18.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of March 31, 2026	Redemption price per depositary share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	March 31, 2026	December 31, 2025
Series T(1)	April 25, 2016	August 15, 2026	6.250%	$1,000	1,500,000	$1,500	$1,500
Series X(2)	February 18, 2021	February 18, 2026	N/A	1,000	2,300,000	—	2,300
Series Y(3)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(4)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(5)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(6)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(7)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(8)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(9)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(10)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	2,000
Series GG(11)	July 23, 2025	August 15, 2030	6.875	1,000	2,700,000	2,700	2,700
Series HH(12)	December 10, 2025	February 15, 2031	6.625	1,000	2,500,000	2,500	2,500
Series II(13)	February 3, 2026	February 15, 2031	6.250	25	32,000,000	800	—
Series JJ(14)	February 12, 2026	May 15, 2031	6.500	1,000	1,000,000	1,000	—
						$19,550	$20,050

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
(2)Citi redeemed Series X in its entirety on February 18, 2026.
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
(13)Issued as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, as and if declared by the Citi Board of Directors.
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, May 15, 2031, thereafter payable quarterly on the same dates at a fixed rate that resets on the Series JJ reset date and every five years thereafter equal to the five-year treasury rate plus 2.745%, in each case when, as and if declared by the Citi Board of Directors.
N/A Not applicable, as the series has been redeemed.

19. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2026
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$22,473	$22,473	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	134,891	—	134,891	3,858	—	—	109	3,967
Non-agency-sponsored	67,300	—	67,300	3,688	—	335	—	4,023
Citi-administered asset-backed commercial paper conduits	18,548	18,548	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	2	—	2	1	—	—	—	1
Asset-based financing(5)	389,271	7,300	381,971	66,175	560	19,139	—	85,874
Municipal securities tender option bond trusts (TOBs)	4,114	4,114	—	—	—	—	—	—
Municipal investments	22,258	—	22,258	2,941	2,836	3,512	—	9,289
Client intermediation	776	84	692	605	—	—	48	653
Investment funds	6,203	5	6,198	49	167	62	—	278
Total	$665,836	$52,524	$613,312	$77,317	$3,563	$23,048	$157	$104,085

	As of December 31, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,811	$27,811	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	129,615	—	129,615	3,413	—	—	112	3,525
Non-agency-sponsored	66,060	—	66,060	3,586	—	435	—	4,021
Citi-administered asset-backed commercial paper conduits	19,188	19,188	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	492	—	492	208	—	—	—	208
Asset-based financing(5)	391,983	8,738	383,245	63,351	606	17,996	—	81,953
Municipal securities tender option bond trusts (TOBs)	3,575	3,575	—	—	—	—	—	—
Municipal investments	21,953	—	21,953	2,723	2,841	3,666	—	9,230
Client intermediation	172	84	88	1	—	—	49	50
Investment funds	5,047	5	5,042	29	157	90	—	276
Total	$665,896	$59,401	$606,495	$73,311	$3,604	$22,187	$161	$99,263

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s March 31, 2026 and December 31, 2025 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $138.4 billion and $138.7 billion in unconsolidated VIE assets and $1.7 billion and $1.7 billion in maximum exposure to loss as of March 31, 2026 and December 31, 2025, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of March 31, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to these transactions was $9.8 billion and $9.2 billion, respectively (see Note 12 and Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets, Investments or Loans, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 11, 12 and 21);
•certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and
•VIEs such as preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

Consolidated VIEs
The Company engages in on-balance sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on Citi’s Consolidated Balance Sheet, and any proceeds received are recognized as secured liabilities. For additional information on consolidated VIES, see Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

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

	March 31,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$105	$105
Trading account assets	6,509	7,488
Investments	3,014	2,724
Loans, net of unearned income
Consumer	24,962	31,181
Corporate	19,465	19,902
Loans, net of unearned income	$44,427	$51,083
Allowance for credit losses on loans	(1,976)	(2,142)
Total loans, net	$42,451	$48,941
Other assets	445	143
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$52,524	$59,401

	March 31,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$13,752	$9,690
Long-term debt	5,420	5,419
Other liabilities	353	400
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$19,525	$15,509

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	March 31, 2026		December 31, 2025
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$335	$—	$435
Asset-based financing	—	19,139	—	17,996
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,512	—	3,666
Investment funds	—	62	—	90
Total funding commitments	$—	$23,048	$—	$22,187

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2026	December 31, 2025
Cash	$—	$—
Trading account assets	3.5	3.3
Investments	5.4	5.4
Total loans, net of allowance	71.3	67.6
Other	0.7	0.6
Total assets	$80.9	$76.9

Credit Card Securitizations
The Company securitizes credit card receivables through two revolving master trusts established to purchase the receivables. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

There were no material cash flows arising from either proceeds from new securitizations or paydowns of maturing notes during the three months ended March 31, 2026 and 2025.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2026	December 31, 2025
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$5.4	$5.4
Retained by Citigroup as trust-issued securities	2.3	2.5
Retained by Citigroup via non-certificated interests	15.3	20.7
Total	$23.0	$28.6

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2026		2025
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.4	$5.0	$1.6	$1.3
Proceeds from new securitizations	1.4	4.8	1.7	1.3
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2026. Gains recognized on the securitization of non-agency-sponsored mortgages were $60.7 million for the three months ended March 31, 2026.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three months ended March 31, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $60.8 million for the three months ended March 31, 2025.

	March 31, 2026			December 31, 2025
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$824	$884	$1,095	$810	$879	$1,079

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended March 31,
In billions of dollars, except liquidation losses in millions	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2026	Dec. 31, 2025	2026	2025
Securitized assets
Residential mortgages(1)	$33.4	$33.0	$0.3	$0.3	$1.1	$—
Commercial and other	29.9	30.1	—	—	—	—
Total	$63.3	$63.1	$0.3	$0.3	$1.1	$—

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of March 31, 2026.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized and proceeds from new securitizations for the three months ended March 31, 2026 were $0.3 billion and $0.3 billion, respectively, compared to principal securitized of $0.3 billion and proceeds from new securitizations of $0.2 billion for the three months ended March 31, 2025. The gains recognized on the securitization of consumer loans were $11.6 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 21 for the valuation of MSRs). The MSRs correspond to principal loan balances of $59 billion and $57 billion as of March 31, 2026 and 2025, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Servicing fees	$36	$37
Late fees	1	1
Total MSR fees	$37	$38

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three months ended March 31, 2026, Citi transferred agency securities with a fair value of approximately $8.4 billion to re-securitization entities, compared to approximately $7.0 billion for the three months ended March 31, 2025.
As of March 31, 2026, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $3.1 billion (including $1.4 billion related to re-securitization transactions executed in 2026), compared to $2.6 billion as of December 31, 2025 (including $1.9 billion related to re-securitization transactions executed in 2025), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2026 and December 31, 2025 were approximately $88.4 billion and $83.4 billion, respectively.
As of March 31, 2026 and December 31, 2025, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2026 and December 31, 2025, the commercial paper conduits administered by Citi had approximately $18.5 billion and $19.2 billion of purchased assets outstanding and unfunded commitments of approximately $17.2 billion and $17.5 billion, respectively.
At March 31, 2026 and December 31, 2025, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 58 and 58 days, respectively.
The conduits have obtained letters of credit from the Company that total approximately $1.9 billion and $2.0 billion as of March 31, 2026 and December 31, 2025, respectively. In the event that defaulted assets exceed the credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2026 and December 31, 2025, the Company owned $4.8 billion and $9.2 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

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
Approximately $3.4 billion and $2.9 billion of putable Floaters issued by consolidated TOB trusts are reflected in Short-term borrowings at March 31, 2026 and December 31, 2025, respectively.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2026		December 31, 2025
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$70,249	$12,727	$71,990	$12,699
Corporate loans	69,934	38,274	65,905	34,785
Other (including investment funds, airlines and shipping)	241,788	34,873	245,350	34,469
Total	$381,971	$85,874	$383,245	$81,953

20.  DERIVATIVES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information on Citi’s use of and accounting for derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate contracts
Swaps	$421,725	$412,754	$19,433,207	$16,768,436
Futures and forwards	—	—	3,821,721	3,219,583
Written options	—	—	3,351,746	3,089,023
Purchased options	—	—	3,108,665	2,814,873
Total interest rate contracts	$421,725	$412,754	$29,715,339	$25,891,915
Foreign exchange contracts
Swaps	$41,624	$42,205	$9,847,988	$9,307,564
Futures, forwards and spot	64,809	59,253	6,218,231	5,108,296
Written options	—	—	1,236,898	885,093
Purchased options	—	—	1,203,238	851,426
Total foreign exchange contracts	$106,433	$101,458	$18,506,355	$16,152,379
Equity contracts
Swaps	$—	$—	$474,485	$520,623
Futures and forwards	—	—	134,992	107,399
Written options	—	—	947,358	809,293
Purchased options	—	—	764,120	654,093
Total equity contracts	$—	$—	$2,320,955	$2,091,408
Commodity and other contracts
Swaps	$—	$—	$93,964	$78,205
Futures and forwards	11,536	11,102	256,733	230,619
Written options	—	—	77,252	70,154
Purchased options	—	—	75,675	67,213
Total commodity and other contracts	$11,536	$11,102	$503,624	$446,191
Credit derivatives
Protection sold	$—	$—	$525,652	$475,228
Protection purchased	—	—	633,473	600,329
Total credit derivatives	$—	$—	$1,159,125	$1,075,557
Total derivative notionals	$539,694	$525,314	$52,205,398	$45,657,450

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2026 and December 31, 2025. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
For additional information on Citi’s derivative mark-to-market (MTM) receivables/payables, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at March 31, 2026	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$467	$356
Cleared	327	48
Interest rate contracts	$794	$404
Over-the-counter	$1,348	$906
Cleared	—	—
Foreign exchange contracts	$1,348	$906
Total derivatives instruments designated as ASC 815 hedges	$2,142	$1,310
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$92,725	$80,857
Cleared	97,170	98,224
Exchange traded	57	63
Interest rate contracts	$189,952	$179,144
Over-the-counter	$192,281	$177,134
Cleared	1,508	1,844
Exchange traded	2	2
Foreign exchange contracts	$193,791	$178,980
Over-the-counter	$25,667	$34,104
Cleared	—	—
Exchange traded	51,080	52,818
Equity contracts	$76,747	$86,922
Over-the-counter	$27,304	$27,897
Exchange traded	932	1,222
Commodity and other contracts	$28,236	$29,119
Over-the-counter	$8,399	$8,174
Cleared	1,700	1,807
Credit derivatives	$10,099	$9,981
Total derivatives instruments not designated as ASC 815 hedges	$498,825	$484,146
Total derivatives	$500,967	$485,456
Less: Netting agreements(3)	$(406,175)	$(406,175)
Less: Netting cash collateral received/paid(4)	(27,603)	(16,150)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$67,189	$63,131
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(2,252)	$(57)
Less: Non-cash collateral received/paid	(8,052)	(3,831)
Total net receivables/payables(5)	$56,885	$59,243

(1)The derivatives fair values are also presented in Note 21.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $257 billion, $99 billion and $50 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support annexes with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $12 billion of derivative asset and $17 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

(1)The derivative fair values are also presented in Note 21.
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

For the three months ended March 31, 2026 and 2025, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2026		2025
In millions of dollars	Principal transactions	Net interest income	Principal transactions	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(601)	$—	$(414)
Foreign exchange hedges	(127)	—	9	—
Commodity hedges	644	—	(274)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$517	$(601)	$(265)	$(414)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$603	$—	$419
Foreign exchange hedges	127	—	(9)	—
Commodity hedges	(644)	—	274	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(517)	$603	$265	$419
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—
Foreign exchange hedges(2)	(10)	—	27	—
Commodity hedges(3)	84	—	202	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$74	$—	$229	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $19 million and $10 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended March 31, 2026 includes a gain (loss) of approximately $84 million and less than $1 million under the mark-to-market approach and amortization approach, respectively. The quarter ended March 31, 2025 includes a gain (loss) of approximately $170 million and $32 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2026 and December 31, 2025, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2026
AFS debt securities—specifically hedged(2)	$53,520	$(92)	$72
AFS debt securities—portfolio-layer method(2)(3)	39,877	(57)	286
Consumer loans—portfolio-layer method(4)	49,362	206	—
Corporate loans—portfolio-layer method(5)	3,761	8	(19)
Long-term debt	153,455	(858)	(2,767)
As of December 31, 2025
AFS debt securities—specifically hedged(2)	$41,914	$177	$100
AFS debt securities—portfolio-layer method(2)(3)	35,528	133	132
Consumer loans—portfolio-layer method(4)	50,455	343	—
Corporate loans—portfolio-layer method(5)	4,164	17	(18)
Long-term debt	162,666	72	(2,978)

(1)Excludes physical commodities inventories with a carrying value of approximately $10.9 billion and $11.2 billion as of March 31, 2026 and December 31, 2025, respectively, which includes cumulative basis adjustments of approximately $(0.8) billion and $0.1 billion, respectively, for active hedges.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $13.3 billion and $24.0 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2026 and December 31, 2025, respectively.
(4)    The Company designated approximately $27.0 billion and $26.0 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2026 and December 31, 2025, respectively.
(5)    The Company designated approximately $2.3 billion and $2.8 billion as the hedged amount in the portfolio-layer hedging relationship as of March 31, 2026 and December 31, 2025, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(329)	$(181)
Foreign exchange contracts	(36)	—
Total gain (loss) recognized in AOCI	$(365)	$(181)
	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$(27)	$(189)
Foreign exchange contracts	(8)	—
Total gain (loss) reclassified from AOCI into earnings	$(35)	$(189)
Net pretax change in cash flow hedges included within AOCI	$(330)	$8

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2026 is approximately $(0.2) billion. The maximum length of time over which forecasted cash flows are hedged is 12 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 17.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $356 million and $(581) million for the three months ended March 31, 2026 and 2025, respectively.

Credit Derivatives
For additional information on Citi’s credit derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by derivative form, rating of reference entity and maturity:

	Fair values		Notionals
In millions of dollars at March 31, 2026	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,583	$7,541	$562,188	$508,942
Total return swaps and other	2,516	2,440	71,285	16,710
Total by instrument	$10,099	$9,981	$633,473	$525,652
By rating of reference entity
Investment grade	$4,499	$4,164	$430,492	$370,606
Non-investment grade	5,600	5,817	202,981	155,046
Total by rating of reference entity	$10,099	$9,981	$633,473	$525,652
By maturity
Within 1 year	$1,638	$1,832	$177,750	$159,228
From 1 to 5 years	5,821	5,976	354,827	284,344
After 5 years	2,640	2,173	100,896	82,080
Total by maturity	$10,099	$9,981	$633,473	$525,652

(1)The fair value amount receivable is composed of $5,079 million under protection purchased and $5,020 million under protection sold.
(2)The fair value amount payable is composed of $7,341 million under protection purchased and $2,640 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,691	$8,008	$529,748	$457,932
Total return swaps and other	2,032	3,224	70,581	17,296
Total by instrument	$9,723	$11,232	$600,329	$475,228
By rating of reference entity
Investment grade	$4,673	$4,701	$451,504	$382,219
Non-investment grade	5,050	6,531	148,825	93,009
Total by rating of reference entity	$9,723	$11,232	$600,329	$475,228
By maturity
Within 1 year	$1,366	$2,817	$173,546	$135,335
From 1 to 5 years	6,495	6,469	360,174	311,311
After 5 years	1,862	1,946	66,609	28,582
Total by maturity	$9,723	$11,232	$600,329	$475,228

(1)    The fair value amount receivable is composed of $3,899 million under protection purchased and $5,824 million under protection sold.
(2)    The fair value amount payable is composed of $9,275 million under protection purchased and $1,957 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2026 and December 31, 2025 was $15 billion and $16 billion, respectively. The Company posted $13 billion as collateral for this exposure in the normal course of business as of March 31, 2026 and December 31, 2025.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2026, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties, resulting in aggregate cash obligations and collateral requirements of approximately $0.2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $3.2 billion and $8.2 billion as of March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026, the fair value of these previously derecognized assets was $3.1 billion. The fair value of the total return swaps as of March 31, 2026 was $6 million recorded as gross derivative assets and $90 million recorded as gross derivative liabilities. At December 31, 2025, the fair value of these previously derecognized assets was $8.0 billion, and the fair value of the total return swaps was $103 million recorded as gross derivative assets and $69 million recorded as gross derivative liabilities.

21.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Notes 1 (“Fair Value”) and 26 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at March 31, 2026 and December 31, 2025:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2026	December 31, 2025
Counterparty CVA	$(666)	$(561)
Asset FVA	(704)	(573)
Citigroup (own credit) CVA	396	331
Liability FVA	204	185
Total CVA and FVA—derivative instruments	$(770)	$(618)

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

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2026	2025
Counterparty CVA	$(65)	$(24)
Asset FVA	(55)	37
Own credit CVA	97	46
Liability FVA	48	5
Total CVA and FVA—derivative instruments	$25	$64
DVA related to own FVO liabilities(1)	$1,832	$1,000
Total CVA, DVA and FVA	$1,857	$1,064

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$590,236	$49	$590,285	$(400,296)	$189,989
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	99,527	429	99,956	—	99,956
Residential	—	941	94	1,035	—	1,035
Commercial	—	794	71	865	—	865
Total trading mortgage-backed securities	$—	$101,262	$594	$101,856	$—	$101,856
U.S. Treasury and federal agency securities	$149,463	$3,863	$—	$153,326	$—	$153,326
State and municipal	—	169	1	170	—	170
Foreign government	91,774	55,443	241	147,458	—	147,458
Corporate	2,139	22,116	204	24,459	—	24,459
Equity securities	61,620	6,965	349	68,934	—	68,934
Asset-backed securities	—	1,957	179	2,136	—	2,136
Other trading assets	91	27,362	492	27,945	—	27,945
Total trading non-derivative assets	$305,087	$219,137	$2,060	$526,284	$—	$526,284
Trading derivatives
Interest rate contracts	$41	$188,352	$2,353	$190,746
Foreign exchange contracts	—	194,501	638	195,139
Equity contracts	87	74,892	1,768	76,747
Commodity contracts	—	26,803	1,433	28,236
Credit derivatives	—	8,866	1,233	10,099
Total trading derivatives—before netting and collateral	$128	$493,414	$7,425	$500,967
Netting agreements					$(406,175)
Netting of cash collateral received					(27,603)
Total trading derivatives—after netting and collateral	$128	$493,414	$7,425	$500,967	$(433,778)	$67,189
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,139	$32	$41,171	$—	$41,171
Other	—	964	—	964	—	964
Total investment mortgage-backed securities	$—	$42,103	$32	$42,135	$—	$42,135
U.S. Treasury and federal agency securities	$45,644	$—	$—	$45,644	$—	$45,644
State and municipal	—	992	411	1,403	—	1,403
Foreign government	77,098	83,494	20	160,612	—	160,612
Corporate	2,303	1,023	308	3,634	—	3,634
Marketable equity securities	324	4	2	330	—	330
Asset-backed securities	—	1,163	—	1,163	—	1,163
Other debt securities	38	3,193	—	3,231	—	3,231
Non-marketable equity securities(2)	—	—	388	388	—	388
Total investments	$125,407	$131,972	$1,161	$258,540	$—	$258,540

Table continues on the next page.

In millions of dollars at March 31, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$8,331	$192	$8,523	$—	$8,523
Mortgage servicing rights	—	—	766	766	—	766
Other financial assets	$6,465	$11,807	$—	$18,272	$—	$18,272
Total assets	$437,087	$1,454,897	$11,653	$1,903,637	$(834,074)	$1,069,563
Total as a percentage of gross assets(3)	23.0%	76.4%	0.6%
Liabilities
Deposits	$—	$4,138	$237	$4,375	$—	$4,375
Securities loaned and sold under agreements to repurchase	—	490,962	913	491,875	(259,827)	232,048
Trading account liabilities
Securities sold, not yet purchased	105,484	16,516	125	122,125	—	122,125
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$105,484	$16,526	$125	$122,135	$—	$122,135
Trading derivatives
Interest rate contracts	$35	$177,346	$2,167	$179,548
Foreign exchange contracts	—	179,154	732	179,886
Equity contracts	163	82,173	4,586	86,922
Commodity contracts	—	28,041	1,078	29,119
Credit derivatives	—	8,970	1,011	9,981
Total trading derivatives—before netting and collateral	$198	$475,684	$9,574	$485,456
Netting agreements					$(406,175)
Netting of cash collateral paid					(16,150)
Total trading derivatives—after netting and collateral	$198	$475,684	$9,574	$485,456	$(422,325)	$63,131
Short-term borrowings	$—	$26,422	$297	$26,719	$—	$26,719
Long-term debt	—	110,915	24,143	135,058	—	135,058
Other financial liabilities	$6,095	$124	$—	$6,219	$—	$6,219
Total liabilities	$111,777	$1,124,771	$35,289	$1,271,837	$(682,152)	$589,685
Total as a percentage of gross liabilities(3)	8.8%	88.4%	2.8%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $41 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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
(2)Amounts exclude $37 million of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(3)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2026 and 2025. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2026
Assets
Securities borrowed and purchased under agreements to resell	$49	$—	$—	$—	$—	$49	$—	$—	$(49)	$49	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	382	(14)	—	129	(108)	112	—	(72)	—	429	(6)
Residential	99	(3)	—	5	(9)	42	—	(40)	—	94	(1)
Commercial	55	(3)	—	39	(6)	1	—	(15)	—	71	(2)
Total trading mortgage-backed securities	$536	$(20)	$—	$173	$(123)	$155	$—	$(127)	$—	$594	$(9)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	35	(3)	—	50	(1)	162	—	(2)	—	241	—
Corporate	270	(8)	—	2	(32)	163	—	(191)	—	204	(22)
Marketable equity securities	287	(16)	—	23	(8)	140	—	(77)	—	349	(17)
Asset-backed securities	225	(10)	—	24	(51)	62	—	(71)	—	179	(9)
Other trading assets	413	(2)	—	10	(5)	138	12	(65)	(9)	492	(1)
Total trading non-derivative assets	$1,767	$(59)	$—	$282	$(220)	$820	$12	$(533)	$(9)	$2,060	$(58)
Trading derivatives, net(4)
Interest rate contracts	$20	$(80)	$—	$78	$(46)	$180	$—	$(139)	$173	$186	$(40)
Foreign exchange contracts	(50)	4	—	15	(62)	(162)	—	(143)	304	(94)	(6)
Equity contracts	(2,964)	(49)	—	(5)	358	(660)	—	(125)	627	(2,818)	(80)
Commodity contracts	144	29	—	(58)	117	303	—	(121)	(59)	355	19
Credit derivatives	(419)	61	—	26	(29)	270	—	(190)	503	222	54
Total trading derivatives, net(4)	$(3,269)	$(35)	$—	$56	$338	$(69)	$—	$(718)	$1,548	$(2,149)	$(53)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2026
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$31	$—	$1	$—	$—	$—	$—	$—	$—	$32	$1
Other	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$31	$—	$1	$—	$—	$—	$—	$—	$—	$32	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	504	—	1	17	(8)	—	—	(103)	—	411	1
Foreign government	25	—	—	7	(20)	8	—	—	—	20	(1)
Corporate	315	—	—	54	(96)	97	—	(62)	—	308	(5)
Marketable equity securities	131	—	—	—	(131)	2	—	—	—	2	—
Asset-backed securities	1	—	—	—	—	—	—	(1)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	409	—	(8)	—	—	11	—	(24)	—	388	(8)
Total investments	$1,416	$—	$(6)	$78	$(255)	$118	$—	$(190)	$—	$1,161	$(12)
Loans	$122	$—	$10	$100	$(25)	$—	$21	$—	$(36)	$192	$6
Mortgage servicing rights	759	—	4	—	—	—	28	—	(25)	766	5
Other financial assets	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Deposits	$239	$—	$1	$—	$—	$—	$9	$—	$(10)	$237	$1
Securities loaned and sold under agreements to repurchase	952	2	—	—	—	301	—	—	(338)	913	2
Trading account liabilities
Securities sold, not yet purchased	45	—	—	72	(24)	32	—	—	—	125	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	292	(1)	—	4	(36)	—	143	—	(107)	297	(1)
Long-term debt	23,959	974	—	932	(718)	—	1,873	—	(929)	24,143	669
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2026.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2025
Assets
Securities borrowed and purchased under agreements to resell	$128	$6	$—	$—	$(84)	$150	$—	$—	$(47)	$153	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	301	23	—	156	(36)	320	—	(150)	—	614	25
Residential	67	1	—	11	(12)	60	—	(9)	—	118	—
Commercial	36	(4)	—	21	(9)	43	—	—	—	87	(3)
Total trading mortgage-backed securities	$404	$20	$—	$188	$(57)	$423	$—	$(159)	$—	$819	$22
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
State and municipal	11	1	—	—	(11)	—	—	—	—	1	—
Foreign government	15	1	—	—	(6)	—	—	(7)	—	3	1
Corporate	269	(16)	—	17	(60)	93	—	(53)	—	250	(6)
Marketable equity securities	166	5	—	22	(2)	71	—	(35)	—	227	29
Asset-backed securities	178	(9)	—	10	(5)	97	—	(51)	—	220	(6)
Other trading assets	333	79	—	44	(8)	54	12	(38)	(8)	468	92
Total trading non-derivative assets	$1,377	$81	$—	$281	$(150)	$738	$12	$(343)	$(8)	$1,988	$132
Trading derivatives, net(4)
Interest rate contracts	$(330)	$(232)	$—	$(14)	$(98)	$(9)	$3	$(9)	$52	$(637)	$(321)
Foreign exchange contracts	185	(74)	—	62	50	41	—	(59)	(24)	181	(137)
Equity contracts	(1,688)	135	—	(148)	133	(914)	—	(21)	298	(2,205)	44
Commodity contracts	404	97	—	(23)	116	(126)	—	(4)	(139)	325	104
Credit derivatives	104	(78)	—	10	82	(96)	—	—	6	28	60
Total trading derivatives, net(4)	$(1,325)	$(152)	$—	$(113)	$283	$(1,104)	$3	$(93)	$193	$(2,308)	$(250)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2024	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$36	$—	$(1)	$—	$(3)	$—	$—	$—	$—	$32	$(1)
Other	28	—	—	—	(5)	—	—	(13)	—	10	—
Total investment mortgage-backed securities	$64	$—	$(1)	$—	$(8)	$—	$—	$(13)	$—	$42	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	428	—	4	22	(13)	248	—	(254)	—	435	5
Foreign government	12	—	(1)	—	(2)	—	—	—	—	9	(1)
Corporate	146	—	9	—	(32)	97	—	(26)	—	194	8
Marketable equity securities	14	—	(8)	—	—	—	—	—	—	6	(2)
Asset-backed securities	2	—	—	—	(2)	—	—	—	—	—	—
Other debt securities	6	—	—	—	—	1	—	(6)	—	1	—
Non-marketable equity securities	404	—	5	—	—	12	—	(7)	—	414	5
Total investments	$1,076	$—	$8	$22	$(57)	$358	$—	$(306)	$—	$1,101	$14
Loans	$262	$—	$77	$—	$(2)	$—	$4	$—	$(23)	$318	$82
Mortgage servicing rights	760	—	(15)	—	—	—	25	—	(19)	751	(16)
Other financial assets	15	—	—	—	—	1	11	—	(14)	13	—
Liabilities
Deposits	$39	$—	$—	$—	$—	$—	$19	$—	$(11)	$47	$(6)
Securities loaned and sold under agreements to repurchase	390	3	—	—	—	732	—	—	(321)	798	2
Trading account liabilities
Securities sold, not yet purchased	28	29	—	2	(5)	57	—	—	(24)	29	10
Other trading liabilities	—	1	—	—	(2)	25	—	—	(22)	—	—
Short-term borrowings	297	9	—	14	(35)	—	573	—	(119)	721	8
Long-term debt	21,100	51	—	612	(841)	—	1,284	—	(663)	21,441	71
Other financial liabilities	—	—	—	—	—	—	1	—	—	1	—

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

Level 3 Fair Value Transfers
There were no significant Level 3 transfers for the period from December 31, 2025 to March 31, 2026.

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

As of March 31, 2026	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$349	Yield analysis	Yield	4.53%	28.97%	13.76%
	277	Price-based	Price	$0.95	$107.79	$44.27
State and municipal, foreign government, corporate and other debt securities	$1,014	Price-based	Price	$1.00	$205.85	$105.13
	555	Model-based	Credit spread	216.50 bps	550.00 bps	400.13 bps
Interest rate contracts (gross)	$4,314	Model-based	IR normal volatility	0.06%	2.98%	0.81%
Foreign exchange contracts (gross)	$1,272	Model-based	IR normal volatility	0.63%	1.21%	0.83%
			FX volatility	0.39%	91.49%	11.60%
			IR basis	(1.77)%	5.76%	(0.06)%
			Yield	0.99%	13.95%	3.00%
Equity contracts (gross)(5)	$5,800	Model-based	Equity volatility	2.48%	163.09%	43.29%
			Equity forward	48.45%	370.04%	110.86%
			Equity-Equity correlation	(36.22)%	99.12%	49.49%
Commodity and other contracts (gross)	$2,509	Model-based	Forward price	0.10%	306.55%	100.61%
			Commodity volatility	13.41%	271.96%	50.76%
Credit derivatives (gross)	$1,352	Price-based	Price	$8.00	$116.23	$79.84
	840	Model-based	Credit spread	1.00 bps	760.02 bps	153.48 bps
Mortgage servicing rights	$764	Cash flow	Yield	(0.30)%	12.00%	6.51%
			WAL	3.24 years	8.09 years	6.82 years
Liabilities
Securities loaned and sold under agreements to repurchase	$913	Model-based	Interest rate	3.72%	5.79%	4.27%
			IR normal volatility	0.62%	1.20%	1.03%
Short-term borrowings and long-term debt	$23,556	Model-based	IR normal volatility	0.06%	2.98%	0.83%
			FX volatility	2.29%	15.65%	9.75%
			Equity volatility	5.50%	80.29%	22.27%
			IR-FX correlation	(34.00)%	60.00%	46.43%
			Equity-IR correlation	0.00%	56.33%	35.38%
			Equity forward	67.07%	361.78%	143.93%
			IR-IR correlation	40.00%	40.00%	40.00%

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$352	Price-based	Price	$0.80	$145.12	$37.47
	214	Yield analysis	Yield	4.78%	26.14%	12.86%
State and municipal, foreign government, corporate and other debt securities	$866	Price-based	Price	$20.77	$194.45	$114.31
	389	Model-based	Credit spread	167.00 bps	508.30 bps	399.15 bps
	159	Cash flow	Yield	2.30%	9.30%	8.72%
			WAL	3.24 years	8.14 years	6.80 years
Interest rate contracts (gross)	$3,608	Model-based	IR normal volatility	0.06%	2.98%	0.65%
			Equity volatility	12.00%	48.92%	26.43%
Foreign exchange contracts (gross)	$1,217	Model-based	IR normal volatility	0.49%	0.86%	0.74%
			IR basis	(20.15)%	11.17%	(0.05)%
			FX volatility	0.32%	74.14%	7.91%
			Yield	1.05%	14.90%	6.43%
Equity contracts (gross)(5)	$6,597	Model-based	Equity volatility	2.81%	184.01%	42.80%
			Equity forward	53.29%	373.46%	111.14%
			Equity-FX correlation	(75.75)%	70.00%	(13.61)%
			Equity-Equity correlation	(36.22)%	99.00%	52.48%
Commodity and other contracts (gross)	$1,881	Model-based	Forward price	0.11%	395.49%	98.83%
			Commodity volatility	8.40%	316.56%	42.29%
Credit derivatives (gross)	$1,720	Model-based	Credit spread	5.20 bps	592.93 bps	74.28 bps
			Recovery rate	0.50%	40.00%	34.87%
	985	Price-based	Price	$8.00	$119.13	$85.45
			Upfront points	5.05%	106.23%	61.00%
Mortgage servicing rights	$676	Cash flow	WAL	3.24 years	8.14 years	6.80 years
	82	Model-based	Yield	(0.40)%	12.00%	6.35%
Liabilities
Securities loaned and sold under agreements to repurchase	$952	Model-based	Interest rate	3.47%	5.43%	3.85%
			IR normal volatility	0.46%	0.89%	0.78%
Short-term borrowings and long-term debt	$24,126	Model-based	IR normal volatility	0.06%	2.98%	0.74%
			FX volatility	5.26%	14.01%	9.08%
			Equity volatility	5.50%	92.67%	20.95%
			IR-FX correlation	(34.00)%	60.00%	46.37%
			Equity-IR correlation	0.00%	56.64%	36.32%
			IR-IR correlation	40.00%	40.00%	40.00%
			Equity-FX correlation	(60.00)%	70.00%	(16.57)%

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
(5)Includes hybrid products.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the tables above. For additional information on these items, see Note 26 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following tables present the carrying amounts of all assets that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period. The amounts reflect the fair values of the assets as of their respective remeasurement dates, which are generally prior to the balance sheet date. The following tables exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 22), and consumer loans and other assets held by businesses held-for-sale (see “Significant Disposals” in Note 2):

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2026
Loans HFS(1)	$1,042	$689	$353
Other real estate owned	1	1	—
Loans(2)	97	—	97
Non-marketable equity securities measured using the measurement alternative	107	—	107
Total assets at fair value on a nonrecurring basis	$1,247	$690	$557

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2025
Loans HFS(1)	$641	$188	$453
Other real estate owned	—	—	—
Loans(2)	272	—	272
Non-marketable equity securities measured using the measurement alternative	350	—	350
Total assets at fair value on a nonrecurring basis	$1,263	$188	$1,075

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

As of March 31, 2026	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$353	Price-based	Price	$80.50	$100.00	$97.98
Loans(4)	$97	Recovery analysis	Appraised value(5)	$10,000	$23,657,415	$9,267,682
			Recovery rate	31.30%	68.60%	46.97%
Non-marketable equity securities measured using the measurement alternative	$100	Price-based	Price	$1.49	$159.59	$50.06

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$453	Price-based	Price	$83.00	$100.00	$98.66
Loans(4)	$271	Recovery analysis	Appraised value(5)	$10,000	$75,424,500	$30,328,429
			Recovery rate	35.10%	85.20%	60.55%
Non-marketable equity securities measured using the measurement alternative	$254	Price-based	Price	$4.57	$205.01	$70.91
	96	Comparable analysis	Revenue multiple	2.07x	27.20x	15.51x

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended March 31,
In millions of dollars	2026	2025
Loans HFS	$(43)	$(21)
Other real estate owned	—	—
Loans(1)	(8)	(37)
Non-marketable equity securities measured using the measurement alternative	14	(44)
Total nonrecurring fair value gains (losses)	$(37)	$(102)

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

	March 31, 2026		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$183.8	$173.3	$79.3	$91.7	$2.3
Securities borrowed and purchased under agreements to resell	163.1	163.1	—	163.1	—
Loans(2)(3)	733.3	752.8	—	—	752.8
Other financial assets(3)(4)	514.7	514.7	385.8	128.9	—
Liabilities
Deposits	$1,441.9	$1,441.8	$—	$1,441.8	$—
Securities loaned and sold under agreements to repurchase	137.5	137.5	—	137.5	—
Long-term debt(5)	172.4	175.7	—	169.6	6.1
Other financial liabilities(6)	195.1	195.1	—	195.1	—

	December 31, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$194.9	$184.7	$87.3	$95.2	$2.2
Securities borrowed and purchased under agreements to resell	150.1	150.1	—	150.1	—
Loans(2)(3)	726.0	742.1	—	—	742.1
Other financial assets(3)(4)	448.0	448.0	349.6	98.4	—
Liabilities
Deposits	$1,399.4	$1,399.3	$—	$1,399.3	$—
Securities loaned and sold under agreements to repurchase	148.7	148.7	—	148.7	—
Long-term debt(5)	185.0	189.9	—	183.8	6.1
Other financial liabilities(6)	141.8	141.8	—	141.8	—

(1)Includes $5.3 billion and $5.1 billion of non-marketable equity securities carried at cost at March 31, 2026 and December 31, 2025, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $19.6 billion for March 31, 2026 and $19.2 billion for December 31, 2025. In addition, the carrying values exclude $0.1 billion and $0.1 billion of lease finance receivables at March 31, 2026 and December 31, 2025, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2026 and December 31, 2025 were off-balance sheet liabilities of $7.2 billion and $10.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2026	2025
Assets
Securities borrowed and purchased under agreements to resell	$(106)	$8
Trading account assets	(4)	20
Investments	—	—
Loans
Corporate loans	291	38
Consumer loans	—	6
Total loans	$291	$44
Other assets
MSRs	$5	$(15)
Mortgage loans HFS(1)	(5)	15
Total other assets	$—	$—
Total assets	$181	$72
Liabilities
Deposits	$24	$(45)
Securities loaned and sold under agreements to repurchase	94	19
Trading account liabilities	(201)	(182)
Short-term borrowings(2)	454	(511)
Long-term debt(2)	2,351	(253)
Total liabilities	$2,722	$(972)

(1)Includes gains (losses) associated with interest rate lock commitments for originated loans for which the Company has elected the fair value option.
(2)Includes DVA that is included in AOCI. See Notes 17 and 21.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. Changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI. See Note 17 for additional information.

The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $1,832 million and $1,000 million for the three months ended March 31, 2026 and 2025, respectively.

For information on the fair value option for financial assets and financial liabilities, see Note 27 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table provides information about certain credit products carried at fair value:

	March 31, 2026		December 31, 2025
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$5,281	$8,523	$4,902	$6,855
Aggregate unpaid principal balance in excess of (less than) fair value	142	(49)	149	(176)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $150 million and $225 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2026 and December 31, 2025, respectively.

The changes in fair value for the three months ended March 31, 2026 and 2025 due to instrument-specific credit risk were a gain of $9 million and $24 million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2026	December 31, 2025
Carrying amount reported on the Consolidated Balance Sheet	$867	$923
Aggregate fair value in excess of (less than) unpaid principal balance	3	18
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2026 and 2025 due to instrument-specific credit risk.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	March 31, 2026	December 31, 2025
Interest rate linked	$67.6	$66.9
Foreign exchange linked	0.1	0.1
Equity linked	51.1	49.6
Commodity linked	8.9	7.0
Credit linked	7.3	7.1
Total	$135.0	$130.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	March 31, 2026	December 31, 2025
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$135,058	$130,726
Aggregate unpaid principal balance in excess of (less than) fair value	4,289	1,704
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$26,719	$21,567
Aggregate unpaid principal balance in excess of (less than) fair value	(124)	(134)

23.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at March 31, 2026 and December 31, 2025.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

	Maximum potential amount of future payments (in billions of dollars)
March 31, 2026	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$14.6	$65.9	$80.5	$387
Performance guarantees	5.0	6.9	11.9	26
Derivative instruments considered to be guarantees	16.6	44.9	61.5	811
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	171.4	—	171.4	—
Card merchant processing(2)	35.2	—	35.2	—
Credit card arrangements with partners(3)	2.1	18.9	21.0	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	276.3	—	276.3	—
Other(4)(5)	—	8.2	8.2	102
Total	$521.2	$145.7	$666.9	$1,326

	Maximum potential amount of future payments (in billions of dollars)
December 31, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.1	$68.1	$83.2	$546
Performance guarantees	4.9	6.4	11.3	25
Derivative instruments considered to be guarantees	14.5	31.8	46.3	542
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	134.0	—	134.0	—
Card merchant processing(2)	38.2	—	38.2	—
Credit card arrangements with partners(3)	2.1	19.4	21.5	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	306.1	—	306.1	—
Other(4)(5)	—	8.2	8.2	100
Total	$514.9	$134.8	$649.7	$1,213

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At March 31, 2026 and December 31, 2025, this maximum potential exposure was estimated to be approximately $35.2 billion and $38.2 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. See “Card Merchant Processing” in Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
(3)Includes additional guarantees entered into as part of the extension and amendment of the American Airlines co-branded credit card partnership agreement, executed in December 2024. See “Credit Card Arrangements with Partners” in Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. Citi believes that the maximum exposure is not representative of actual potential loss exposure based on historical and expected future performance of the portfolio.
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

Loans Sold with Recourse
In addition to the amounts presented in the tables above, the repurchase reserve was approximately $13 million and $13 million at March 31, 2026 and December 31, 2025, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Futures and Over-the-Counter Derivatives Clearing
Citi provides clearing services on central clearing parties (CCP) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. For additional information on Citi’s futures and over-the-counter derivatives clearing, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Carrying Value—Guarantees and Indemnifications
At March 31, 2026 and December 31, 2025, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.3 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $74.8 billion and $61.3 billion at March 31, 2026 and December 31, 2025, respectively. Securities and other marketable assets held as collateral amounted to $115.9 billion and $90.8 billion at March 31, 2026 and December 31, 2025, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $2.8 billion and $2.5 billion at March 31, 2026 and December 31, 2025, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2026	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.1	$12.4	$—	$80.5
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$68.1	$20.6	$0.9	$89.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.0	$13.2	$—	$83.2
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$70.0	$21.4	$0.9	$92.3

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	March 31, 2026	December 31, 2025
Commercial and similar letters of credit	$561	$4,469	$5,030	$4,134
One- to four-family residential mortgages	954	589	1,543	1,521
Revolving open-end loans secured by one- to four-family residential properties	4,938	1	4,939	5,003
Commercial real estate, construction and land development	10,984	2,799	13,783	14,811
Credit card lines	639,005	65,860	704,865	694,594
Commercial and other consumer loan commitments	269,957	115,884	385,841	371,817
Other commitments and contingencies(2)	2,191	215	2,406	5,336
Total	$928,590	$189,817	$1,118,407	$1,097,216

(1)Consumer commitments related to the business HFS countries under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of March 31, 2026 and December 31, 2025, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2026 and December 31, 2025, Citi had approximately $267.1 billion and $189.3 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $243.1 billion and $186.9 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

Restricted Cash
For additional information on Citi’s restricted cash, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2026	December 31, 2025
Cash and due from banks	$3,870	$3,337
Deposits with banks, net of allowance	22,859	21,081
Total	$26,729	$24,418

24.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately seven years as of March 31, 2026.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	March 31, 2026	December 31, 2025
ROU asset	$3,079	$3,009
Lease liability	3,237	3,163

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

25.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 30 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At March 31, 2026, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.1 billion in the aggregate.
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
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 30 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Greek Pension Claims
On March 24 and 27, 2026, in SOULTANA AGGELAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED, AGGELAKIS CHRISTOS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED, GIACHOUNTOUDI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED, and GLYKAS & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED, Citibank and the claimants filed appeals with the Greek Supreme Court of the decisions of the Court of Appeal which dismissed some claims and allowed others to proceed with directions on the calculation methodology of the pension benefits. Additional information is available in court filings under docket numbers 606-609, 619-625 and 627/2027 in the Athens Supreme Court.

Madoff-Related Litigation
On March 13, 2026, in FAIRFIELD SENTRY LTD., ET AL. v. CITIGROUP GLOBAL MARKETS LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK (SWITZERLAND) AG, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIVIC NOMINEES LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. DON CHIMANGO SA, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK KOREA INC. ET AL., the liquidators filed a petition for a writ of certiorari in the United States Supreme Court. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Mastando, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); and 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 23-697, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582, 23-965 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, 23-987 (2d Cir.); 25-1089 (U.S.).

Variable Rate Demand Obligation Litigation
In STATE OF CALIFORNIA EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., on March 3, 2026, the court issued a ruling denying the plaintiff-relator’s motions for summary judgment and granting in part and denying in part defendants’ motions for summary judgment. Trial is scheduled for June 8, 2026. Additional information concerning this action is publicly available in court filings under the docket numbers CGC-14-540777 (Cal. Super. Ct.) (Schulman, J.) and A163264 (Cal. 1st App. Div.).

In THE CITY OF PHILADELPHIA, MAYOR AND CITY COUNCIL OF BALTIMORE, THE BOARD OF DIRECTORS OF THE SAN DIEGO ASSOCIATION OF GOVERNMENTS, ACTING AS THE SAN DIEGO COUNTY REGIONAL TRANSPORTATION COMMISSION v. BANK OF AMERICA CORP., ET AL., on April 20, 2026, the Supreme Court denied defendants’ certiorari petition appealing the district court’s class certification decision. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.), 23-7328 (2d Cir.), and 25-639 (S. Ct.).

Settlement Payments
Payments required in any settlement agreements described above have been made or are covered by existing litigation or other accruals.

26.  SUBSIDIARY GUARANTEES

Citigroup Inc. has fully and unconditionally guaranteed the payments due on debt securities issued by Citigroup Global Markets Holdings Inc. (CGMHI), a wholly owned subsidiary, under the Senior Debt Indenture dated as of March 8, 2016, between CGMHI, Citigroup Inc. and The Bank of New York Mellon, as trustee. In addition, Citigroup Capital III and Citigroup Capital XIII (collectively, the Capital Trusts), each of which is a wholly owned finance subsidiary of Citigroup Inc., have issued trust preferred securities. Citigroup Inc. has guaranteed the payments due on the trust preferred securities to the extent that the Capital Trusts have insufficient available funds to make payments on the trust preferred securities. The guarantee, together with Citigroup Inc.’s other obligations with respect to the trust preferred securities, effectively provides a full and unconditional guarantee of amounts due on the trust preferred securities (see Note 16). No other subsidiary of Citigroup Inc. guarantees the debt securities issued by CGMHI or the trust preferred securities issued by the Capital Trusts.
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Three Months Ended
	March 31, 2026
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$10,544	$3,807
Total operating expenses	58	3,112
Provision for credit losses	—	14
Equity in undistributed income of subsidiaries	(5,366)	—
Income (loss) from continuing operations before income taxes	$5,120	$681
Provision (benefit) for income taxes	(665)	121
Net income (loss)	$5,785	$560

SUMMARIZED BALANCE SHEET

	March 31, 2026		December 31, 2025
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,185	$24,062	$6,580	$24,459
Securities borrowed and purchased under resale agreements	—	297,615	—	291,384
Trading account assets	210	378,149	85	342,203
Advances to subsidiaries	166,585	—	160,188	—
Investments in subsidiary bank holding company	179,369	—	185,568	—
Investments in non-bank subsidiaries	45,450	—	44,310	—
Other assets(1)	17,330	202,238	15,654	180,075
Total assets	$413,129	$902,064	$412,385	$838,121
Securities loaned and sold under agreements to repurchase	$—	$375,606	$—	$357,524
Trading account liabilities	1	115,030	17	107,988
Short-term borrowings	—	40,241	—	34,712
Long-term debt	171,000	211,282	177,855	211,029
Advances from subsidiaries	28,214	—	19,319	—
Other liabilities	2,955	123,227	2,903	91,214
Stockholders’ equity	210,959	36,678	212,291	35,654
Total liabilities and equity	$413,129	$902,064	$412,385	$838,121

(1)    Other assets of CGMHI includes loans to affiliates of $101 billion and $99 billion at March 31, 2026 and December 31, 2025, respectively.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2025 Form 10-K.

The following table summarizes Citi’s common share repurchases for the first quarter of 2026:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
January 2026
Open market repurchases(1)	8,723	$114.64	152,810	$5.8
Employee transactions(2)	—	—	—	—
February 2026
Open market repurchases(1)	17,378	115.41	170,188	3.8
Employee transactions(2)	—	—	—	—
March 2026
Open market repurchases(1)	30,149	109.27	200,337	0.5
Employee transactions(2)	—	—	—	—
Total for 1Q26	56,250	$112.00	200,337	$0.5

(1)    Represents repurchases under the previously announced 2025 $20 billion common stock repurchase program that was approved by Citigroup’s Board of Directors on January 13, 2025. Citigroup does not intend to make further purchases under the 2025 $20 billion stock repurchase program.
(2)    During the first quarter, pursuant to the Board authorization, Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity from employee stock programs to satisfy the employee tax requirements.

During the first quarter of 2026, Citi repurchased $6.3 billion of common shares under the 2025 $20 billion stock repurchase program (of which there was $0.5 billion remaining at March 31, 2026). Citigroup does not intend to make further purchases under the 2025 $20 billion stock repurchase program.
On April 28, 2026, Citigroup’s Board of Directors authorized a new multiyear $30 billion common stock repurchase program, expected to begin in the second quarter of 2026. Repurchases by Citigroup under this common stock repurchase program are subject to quarterly approval by Citigroup’s Board of Directors; may be effected from time to time through open market purchases, trading plans established in accordance with SEC rules or other means; and, as determined by Citigroup, may be subject to satisfactory market conditions, Citigroup’s capital position and capital requirements, applicable legal requirements and other factors.

Dividends
Citi paid common dividends of $0.60 per share for the first quarter of 2026, and on April 2, 2026, declared common dividends of $0.60 per share for the second quarter of 2026.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
On April 2, 2026, Citi declared preferred dividends of approximately $338 million for the second quarter of 2026.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the first quarter of 2026, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Number	Description
3.1
Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 to Citigroup Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed February 20, 2026 (File No. 001-09924).

10.01*+	Award Agreement between Jane Fraser and Citigroup Inc. (dated January 20, 2026).

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended March 31, 2026, filed on May 7, 2026, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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
+    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2026.

CITIGROUP INC.
(Registrant)

By    /s/ Gonzalo Luchetti
Gonzalo Luchetti
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
Available liquidity resources*: Resources available at the balance sheet date to support Citi’s client and business needs, including HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support FHLB and Federal Reserve Bank discount window borrowing capacity.
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
Benefit obligation: Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-employment benefits plans.
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
Closed loop: Closed loop cards process transactions directly from a retailer to Citi, without utilizing a third-party payment network such as Visa or Mastercard.
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
CTA: Cumulative translation adjustment (also known as currency translation adjustment). A separate component of equity within AOCI reported net of tax. For Citi, represents the impact of translating non-U.S. dollar balance sheet items into U.S. dollars each period. The CTA amount in EOP AOCI is a cumulative balance, net of tax.
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
GPCC: General Purpose Credit Cards (within U.S. Consumer Cards). Consists of consumer credit cards that operate on third-party payment networks and are accepted by a wide variety of merchants and service providers.
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
Mexico Consumer: Mexico Consumer Banking
Mexico Consumer/SBMM: Mexico Consumer Banking and Small Business and Middle-Market Banking reported within Legacy Franchises in All Other. Mexico Consumer/SBMM operates primarily through Grupo Financiero Banamex, S.A. de C.V. and its consolidated subsidiaries, including Banco Nacional de México, S.A., which provides traditional retail banking and branded card products to consumers and small business customers and traditional middle-market banking products and services to commercial customers, and other affiliated subsidiaries that offer retirement fund administration and insurance products.
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
NM: Not meaningful
NNIA (net new investment asset flows) (Wealth): Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. Excluded from the calculation are the impacts of fees and commissions, market movement and any impact from strategic decisions by Citi to exit certain markets or services. Also excluded from the calculation are net new investment assets associated with markets for which data was not available for current-period reporting.
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
OREO: Other real estate owned

Organic growth (Wealth): Organic growth is defined as growth in client investment assets related to net new investment assets (NNIA) and excluding the impact of market growth. It is calculated as the sum of NNIA for the prior 12-month period divided by the prior-year quarter’s client investment assets.
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
PD: Probability of default
PIL: Personal installment loans
PLCC: Private Label Credit Cards (within U.S. Consumer Cards). Consists of consumer credit cards that are issued for use with a specific retailer or its affiliates and are limited to purchases of that retailer’s goods and services.
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
Results of operations that exclude certain impacts from gains or losses on sale, or one-time charges*: Represents GAAP items, excluding the impact of gains or losses on sales, or one-time charges (e.g., the loss on sale related to the sale of Citi’s consumer banking business in Poland).
Results of operations that exclude the impact of FX translation*: Represents GAAP items, excluding the impact of FX translation, whereby the prior periods’ foreign currency balances are translated into U.S. dollars at the current period’s conversion rates (also known as constant dollar). GAAP measures excluding the impact of FX translation are non-GAAP financial measures.
Revenue rate*: Total revenues, net of interest expense (annualized) as a percentage of average loans. This is a key driver for the USCC business segment.
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