Form 10-Q
period 2026-06-30
CITIGROUP INC
filed 2026-08-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2026: 1,677,436,783

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S SECOND QUARTER 2026—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as Citi’s 2025 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (First Quarter of 2026 Form 10-Q).
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
Citi’s non-GAAP measures in this Form 10-Q include the following:

•All Other (managed basis), which excludes divestiture-related impacts
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•TCE, return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income (NII)
•Non-Markets non-interest revenue (NIR)

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

Management uses non-Markets NII and non-Markets NIR to assess the performance of Citi’s non-Markets lending, investing (including asset-liability management) and deposit-raising activities, apart from any volatility associated with such Markets’ activities. Citi believes the use of this non-GAAP measure provides investors, industry analysts and others with an alternative measure to analyze the NII and NIR trends of Citi’s lending, investing and deposit-raising activities, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results of those activities; improved visibility into management decisions and their impacts on operational performance; and additional comparability to peer companies. For more information on non-Markets NII, see “Executive Summary” and “Market Risk—Non-Markets Net Interest Income (NII)” below. For more information on non-Markets NIR, see “Executive Summary” below.

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

CITIGROUP'S FIVE REPORTABLE BUSINESS SEGMENTS

Services

Lines of business:

Treasury and Trade Solutions

Securities Services

Markets

Lines of business:[1]

Fixed Income Markets

Equity Markets

Banking

Lines of business:[2]

Investment Banking

Corporate Lending

Wealth

Lines of business:

Citigold and Retail Banking

Private Bank

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
(5)Primarily consists of Korea, and Poland before its sale in the second quarter of 2026.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Overview
As described further throughout this Executive Summary, during the second quarter of 2026:

•Citi and four of its five businesses achieved positive operating leverage. Citi’s positive operating leverage was driven by revenue growth of 14% and disciplined expense management, with expenses up 5%.
•Citi returned $5.0 billion to common shareholders in the form of share repurchases ($4.0 billion) under its 2026 $30 billion common stock repurchase program and dividends ($1.0 billion). For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 12.8% as of June 30, 2026, approximately 120 basis points above the regulatory requirement.
•Citi announced its plans to increase its quarterly common dividend from $0.60 to $0.67 per share, subject to quarterly approval by Citi’s Board of Directors. A quarterly dividend of $0.67 per share was declared on July 21, 2026.
•Citi completed the acquisition of the additional American Airlines co-branded card portfolio.
•Citi continued to make progress on its remaining divestitures, including (i) completing the sale of the Poland consumer banking business and (ii) closing an additional Banamex equity sale. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below and Note 2.

Second Quarter of 2026 Results Summary
The below comparisons are to the second quarter of 2025:

Citigroup
Citigroup reported net income of $5.8 billion, or $3.15 per share. This compared to net income of $4.0 billion, or $1.96 per share in the prior-year period.
Net income increased 45% versus the prior-year period, driven by higher revenues and a lower provision for credit losses, partially offset by higher expenses.
Citigroup revenues of $24.8 billion increased 14%, driven by growth in each of Citi’s five interconnected businesses and Legacy Franchises (managed basis) in All Other, including the impact of FX translation, partially offset by a decline in Corporate/Other, also in All Other.
Net interest income (NII) of $17.1 billion increased 13% versus the prior-year period. The increase in NII was driven by increases in Markets, Services, Wealth, USCC, Banking and Legacy Franchises (managed basis), partially offset by a decline in Corporate/Other. Non-Markets NII increased 6%, driven by growth in Services, Wealth, USCC, Banking and Legacy Franchises (managed basis), partially offset by a decline in Corporate/Other. Markets NII of $4.0 billion in the second quarter of 2026 compared to $2.9 billion in the prior-year period.
Non-interest revenue (NIR) of $7.6 billion increased 18% versus the prior-year period. The increase in NIR was driven by increases in All Other (managed basis), Banking, Services and Wealth, partially offset by declines in USCC and Markets. Non-Markets NIR increased 39% from the second quarter of 2025, driven by growth in All Other (managed basis), Banking, Services and Wealth, partially offset by a decline in USCC. Markets NIR of $3.0 billion in the second quarter of 2026 compared to $3.2 billion in the prior-year period.
Citigroup’s average loans were $785 billion, up 10% versus the prior-year period, largely driven by loan growth in Markets, Services, Wealth and USCC. For additional information about Citi’s average loans by business, including drivers and loan trends, see each business’s results of operations and “Managing Global Risk—Credit Risk—Average Loans” below.
Citigroup’s average deposits were approximately $1.5 trillion, up 12% versus the prior-year period, driven by an increase in Services. For additional information about Citi’s average deposits by business, including drivers and deposit trends, see each business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $14.2 billion increased 5% from the prior-year period, including the impact of FX translation, driven by:

•higher compensation and benefits,
•higher transactional and product servicing expenses, and
•higher deposit insurance costs,
•partially offset by lower professional services expenses.

The increase in compensation and benefits expenses was driven by higher performance-related and other compensation and benefits expenses, and higher compensation associated with investments in the businesses, largely offset by productivity savings and lower transformation expenses.
The increase in transactional and product servicing expenses was driven by higher volumes in Markets, particularly in Equity Markets, and higher customer engagement costs in USCC.
The higher deposit insurance costs were driven by the absence of a benefit in the prior-year period and higher deposit volume.
The decrease in professional services expenses was driven by lower transformation spend.

Provisions
Citi’s total provisions for credit losses and for benefits and claims were $2.5 billion, reflecting net credit losses of $2.4 billion and a net allowance for credit losses (ACL) build of $118 million.

Net credit losses were up 8% from the prior-year period, driven by increases in Banking and Legacy Franchises (managed basis).
The net ACL build was driven by portfolio growth and changes to certain macroeconomic variables, offset by net improvements in portfolio quality, including seasonal changes in USCC.
Citi’s total provisions for credit losses and for benefits and claims in the prior-year period were $2.9 billion, reflecting net credit losses of $2.2 billion and a net ACL build of $638 million, driven by transfer risk, portfolio growth and changes to certain macroeconomic variables, partially offset by changes in credit quality.
For additional information on Citi’s ACL and Citi’s net credit losses, see each segment’s and All Other’s results of operations, “Credit Risk” and “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 12.8% as of June 30, 2026, compared to 13.5% as of June 30, 2025, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was driven by common share repurchases, the payment of common and preferred dividends and an increase in RWA, largely offset by net income and net beneficial movements in Accumulated other comprehensive income (AOCI).
For additional information on Citi’s capital metrics and capital actions, see “Capital Resources” and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

For information on the results of operations for the second quarter of 2026 for each segment and All Other, see “Services,” “Markets,” “Banking,” “Wealth,” “U.S. Consumer Cards (USCC)” and “All Other—Managed Basis” below.

Macroeconomic and Other Risks and Uncertainties Various macroeconomic, geopolitical and regulatory factors continue to contribute to challenges and uncertainties in the U.S. and globally, including, but not limited to, elevated inflation; conflicts in the Middle East; changes in U.S. laws or policies; and changes in interest rates and monetary policies. These factors could result in volatility and disruptions in financial markets, as well as adversely affect economic growth and unemployment in the U.S. and other countries and jurisdictions. Such risks and uncertainties could also adversely impact Citi’s clients, customers, businesses, funding costs, provisions and overall results of operations and financial condition during the remainder of 2026.
For a further discussion of trends, uncertainties and risks that will or could impact Citi’s segments and All Other, results of operations, capital and other financial condition during the remainder of 2026, see each segment’s and All Other’s results of operations, “Managing Global Risk” and “Forward-Looking Statements” below and “Citi’s Multiyear Transformation” and “Risk Factors” in Citi’s 2025 Form 10-K.

CITI’S MULTIYEAR TRANSFORMATION

As previously disclosed, Citi’s transformation, including remediating its 2020 Consent Orders with the Board of Governors of the Federal Reserve System (FRB) and Office of the Comptroller of the Currency (OCC), is a multiyear endeavor that has not been linear. For additional information on Citi’s transformation, including remaining focus areas and status, consent order compliance and governance, see “Citi’s Multiyear Transformation” in Citi’s First Quarter of 2026 Form 10-Q, Citi’s 2025 Form 10-K and Citi’s 2026 Proxy Statement for its Annual Meeting of Stockholders.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2026	2025	% Change	2026	2025	% Change
Net interest income (NII)	$17,125	$15,175	13%	$32,866	$29,187	13%
Non-interest revenue (NIR)	7,641	6,493	18	16,533	14,077	17
Revenues, net of interest expense	$24,766	$21,668	14%	$49,399	$43,264	14%
Operating expenses	14,215	13,577	5	28,526	27,002	6
Provisions for credit losses and for benefits and claims	2,522	2,872	(12)	5,327	5,595	(5)
Income from continuing operations before income taxes	$8,029	$5,219	54%	$15,546	$10,667	46%
Income taxes	2,005	1,186	69	3,583	2,526	42
Income from continuing operations	$6,024	$4,033	49%	$11,963	$8,141	47%
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	(1)	—
Net income before attribution of noncontrolling interests	$6,024	$4,033	49%	$11,962	$8,140	47%
Net income attributable to noncontrolling interests (NCI)(1)	193	14	NM	346	57	NM
Citigroup’s net income	$5,831	$4,019	45%	$11,616	$8,083	44%
Earnings per share
Basic
Income from continuing operations	$3.20	$1.98	62%	$6.32	$3.98	59%
Net income	3.20	1.98	62	6.32	3.98	59
Diluted
Income from continuing operations	$3.15	$1.96	61%	$6.21	$3.92	58%
Net income	3.15	1.96	61	6.21	3.92	58
Dividends declared per common share	0.60	0.56	7	1.20	1.12	7
Common dividends	$1,047	$1,063	(2)%	$2,104	$2,135	(1)%
Preferred dividends	338	287	18	643	556	16
Common share repurchases	4,000	2,000	100	10,300	3,750	175

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2026	2025	% Change	2026	2025	% Change
At June 30:
Total assets	$2,894,654	$2,622,772	10%
Total deposits	1,492,607	1,357,733	10
Long-term debt	333,749	317,761	5
Citigroup common stockholders’ equity	192,465	196,872	(2)
Total Citigroup stockholders’ equity	212,015	213,222	(1)
Average assets	2,936,001	2,647,805	11	$2,876,403	$2,582,473	11%
Direct staff (in thousands)	219	230	(5)%
Performance metrics
Return on average assets	0.80%	0.61%		0.81%	0.63%
Return on average common stockholders’ equity(2)	11.4	7.7		11.5	7.8
Return on average total stockholders’ equity(2)	11.0	7.6		11.0	7.7
Return on tangible common equity (RoTCE)(3)	13.0	8.7		13.1	8.9
Operating leverage(4)	960 bps	567 bps		854 bps	668 bps
Efficiency ratio (total operating expenses/total revenues, net)	57.4	62.7		57.7	62.4
Regulatory capital ratios
CET1 Capital(5)	12.78%	13.48%
Tier 1 Capital(5)	14.68	14.98
Total Capital(5)	15.67	15.28
Supplementary Leverage ratio	5.15	5.53
Citigroup common stockholders’ equity to assets	6.65%	7.51%
Total Citigroup stockholders’ equity to assets	7.32	8.13
Dividend payout ratio(6)	19	29		19%	29%
Total payout ratio(7)	92	82		113	78
Book value per common share	$114.74	$106.94	7%
Tangible book value per share (TBVPS)(3)	100.89	94.16	7

(1)    Net income attributable to noncontrolling interests (NCI) represents the portion of net earnings of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are deducted from Net income before attribution to noncontrolling interests to arrive at Citigroup’s net income. The increase in NCI in 2026 primarily relates to the Banamex equity sales completed in December 2025 and April 2026, resulting in a portion of Banamex’s earnings being attributable to noncontrolling shareholders.
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
(4)    Operating leverage represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(5)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
(6)    The dividend payout ratio represents dividends declared per common share as a percentage of net income per diluted share.
(7)    The total payout ratio represents the total of common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases and Dividends” below for the component details.
NM Not meaningful

BALANCE SHEET OVERVIEW

This section provides details of select assets and liabilities reported on Citigroup’s Consolidated Balance Sheet and the changes from December 31, 2025 to June 30, 2026:

			Increase (decrease)
In millions of dollars	June 30, 2026	December 31, 2025	$	%
Assets
Cash and deposits with banks, net of allowance	$366,413	$349,579	$16,834	5%
Securities borrowed and purchased under agreements to resell, net of allowance	404,655	356,195	48,460	14
Trading account assets	634,356	537,139	97,217	18
Investments, net of allowance	462,921	444,229	18,692	4
Loans, net of unearned income and allowance for credit losses on loans	773,697	732,983	40,714	6
All other assets	252,612	237,077	15,535	7
Total assets	$2,894,654	$2,657,202	$237,452	9%
Liabilities and equity
Total deposits	$1,492,607	$1,403,573	$89,034	6%
Securities loaned and sold under agreements to repurchase	411,126	348,098	63,028	18
Trading account liabilities	187,193	162,798	24,395	15
Short-term borrowings	68,978	51,878	17,100	33
Long-term debt	333,749	315,827	17,922	6
All other liabilities	186,551	161,206	25,345	16
Total liabilities	$2,680,204	$2,443,380	$236,824	10%
Preferred stock	19,550	20,050	(500)	(2)
Common equity	192,465	192,241	224	—
Noncontrolling interests—equity (NCI—equity)	2,435	1,531	904	59
Total liabilities and equity	$2,894,654	$2,657,202	$237,452	9%

Cash and deposits with banks: increased $17 billion, or 5%, driven by growth in North American deposits in excess of loan growth, partially offset by net purchases of Investments.

Securities borrowed and purchased under agreements to resell: increased $48 billion, or 14%, primarily driven by growth in Equity Markets and Rates and Currencies reflecting increased client activity in Markets. See Note 10.

Trading account assets: increased $97 billion, or 18%, driven by increases in U.S. and foreign government securities, equities, derivatives and corporate securities on increased client demand in Markets. See Note 21.

Investments: increased $19 billion, or 4%. Available-for-sale debt securities increased $40 billion, or 16%, driven by net purchases of U.S. Treasury securities, mortgage-backed securities and foreign government securities. Held-to-maturity debt securities decreased $22 billion, or 12%, largely driven by maturities of U.S. Treasury securities and paydowns of mortgage- and asset-backed securities. See Note 11.

Loans: increased $41 billion, or 6%, driven by growth in Markets, primarily driven by financing activity in spread products; Services, driven by continued demand for trade loans; USCC, driven by the acquisition of the additional American Airlines co-branded card portfolio; and Wealth, driven by securities-based lending and mortgages. See “Credit Risk—Loans” below and Note 12.

All other assets: consisting of brokerage receivables, premises and equipment, goodwill and intangibles, loans HFS, deferred taxes, accruals, other receivables, leases and other, increased $16 billion, or 7%, primarily due to higher Brokerage receivables reflecting higher trading activity, partially offset by lower Other assets. See “Significant Accounting Policies and Significant Estimates” below and Notes 14 and 24.

Deposits: increased $89 billion, or 6%, driven by an increase in operational deposits in Services. See “Liquidity Risk—Deposits” below and Note 15.

Securities loaned and sold under agreements to repurchase: increased $63 billion, or 18%, driven by increased financing in support of client activities in Markets. See Note 10.

Trading account liabilities: increased $24 billion, or 15%, driven by Equity Markets and Rates and Currencies, reflecting increased client activity. See Note 21.

Short-term borrowings: increased $17 billion, or 33%,
driven by increased commercial paper issuances, funding raised by entities to support client activities and increased advances from the Federal Home Loan Bank (FHLB). See “Liquidity Risk—Short-Term Borrowings” below and Note 16.

Long-term debt: increased $18 billion, or 6%, driven by FHLB advances, non-bank customer-related debt and bank benchmark debt, primarily offset by a decrease in non-bank benchmark debt. See “Liquidity Risk—Long-Term Debt” below and Note 16.

All other liabilities: consisting of brokerage payables, accruals, deferred taxes, other payables, deposits HFS, leases and other, increased $25 billion, or 16%, due to higher Brokerage payables, reflecting higher trading activity, partially offset by lower Other liabilities. See “Significant Accounting Policies and Significant Estimates” below and Notes 2 and 24.

Preferred stock: decreased $0.5 billion, or 2%, reflecting $2.3 billion of redemptions, primarily offset by $1.8 billion of issuances. See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and Note 18.

Common equity: increased $0.2 billion, as $11.6 billion in net income, a $1.5 billion increase from the Banamex equity sale completed in April 2026 and $0.2 billion in lower AOCI losses were partially offset by $10.3 billion in common share repurchases and $2.7 billion of common ($2.1 billion) and preferred ($0.6 billion) dividends.
For additional information on changes in common equity, see the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

Noncontrolling interests—equity (NCI—equity): represents the equity of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are added to Total Citigroup’s stockholders’ equity to arrive at Total equity. NCI—equity increased $904 million, or 59%, in 2026, primarily related to the Banamex equity sale completed in April 2026. See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and Note 2.

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Second Quarter			Six Months
In millions of dollars	2026	2025	% Change	2026	2025	% Change
Services	$6,382	$5,430	18%	$12,485	$10,634	17%
Markets	7,007	5,980	17	14,253	12,055	18
Banking	1,922	1,434	34	3,689	2,964	24
Wealth	3,177	2,814	13	6,242	5,571	12
USCC	4,521	4,471	1	9,278	9,038	3
All Other—managed basis(1)	1,737	1,716	1	3,419	3,179	8
All Other—divestiture-related impacts (Reconciling Items)(1)	20	(177)	NM	33	(177)	NM
Total Citigroup net revenues	$24,766	$21,668	14%	$49,399	$43,264	14%

INCOME

	Second Quarter			Six Months
In millions of dollars	2026	2025	% Change	2026	2025	% Change
Income (loss) from continuing operations
Services	$2,597	$1,728	50%	$4,839	$3,577	35%
Markets	2,404	1,824	32	5,033	3,686	37
Banking	351	91	286	655	313	109
Wealth	583	385	51	1,015	576	76
USCC	852	758	12	1,584	1,596	(1)
All Other—managed basis(1)	(761)	(573)	(33)	(1,149)	(1,412)	19
All Other—divestiture-related impacts (Reconciling Items)(1)	(2)	(180)	99	(14)	(195)	93
Income from continuing operations	$6,024	$4,033	49%	$11,963	$8,141	47%
Discontinued operations	$—	$—	—%	$(1)	$(1)	—%
Less: NCI	193	14	NM	346	57	NM
Citigroup’s net income	$5,831	$4,019	45%	$11,616	$8,083	44%

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
NM Not meaningful

SERVICES

Services includes Treasury and Trade Solutions (TTS) and Securities Services:

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
Fee revenue is earned for assisting clients with transactional services and clearing. Revenue generated from these activities is recorded in Commissions and fees. Revenue is also generated from assets under custody and administration (AUC/AUA) and is primarily recorded in Administration and other fiduciary fees. For additional information on these types of revenues, see Note 5.
Services maintains an international presence with product offerings in over 90 countries and jurisdictions.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$4,291	$3,630	18%	$8,434	$7,128	18%
Fee revenue
Commissions and fees	924	904	2	1,833	1,719	7
Administration and other fiduciary fees	889	752	18	1,652	1,410	17
Total fee revenue	$1,813	$1,656	9%	$3,485	$3,129	11%
Principal transactions	264	124	113	527	357	48
All other	14	20	(30)	39	20	95
Total non-interest revenue	$2,091	$1,800	16%	$4,051	$3,506	16%
Total revenues, net of interest expense	$6,382	$5,430	18%	$12,485	$10,634	17%
Total operating expenses	$2,803	$2,679	5%	$5,738	$5,263	9%
Net credit losses (NCLs) on loans	5	20	(75)	8	26	(69)
Credit reserve build (release) for loans	46	53	(13)	143	77	86
Provision (release) for credit losses on unfunded lending commitments	—	(6)	100	(11)	(12)	8
Provisions for credit losses on other assets and held-to-maturity (HTM) debt securities	7	286	(98)	12	313	(96)
Provision (release) for credit losses	$58	$353	(84)%	$152	$404	(62)%
Income from continuing operations before taxes	$3,521	$2,398	47%	$6,595	$4,967	33%
Income taxes	924	670	38	1,756	1,390	26
Income from continuing operations	$2,597	$1,728	50%	$4,839	$3,577	35%
NCI	13	16	(19)	27	31	(13)
Net income	$2,584	$1,712	51%	$4,812	$3,546	36%
Efficiency ratio	44%	49%		46%	49%
Balance Sheet data (in billions of dollars)
End-of-period (EOP) assets	$645	$618	4%
Average assets	659	593	11	$648	$586	11%

Revenue by line of business
Net interest income	$3,541	$2,949	20%	$6,965	$5,814	20%
Non-interest revenue	1,198	1,063	13	2,390	2,127	12
TTS	$4,739	$4,012	18%	$9,355	$7,941	18%
Net interest income	$750	$681	10%	$1,469	$1,314	12%
Non-interest revenue	893	737	21	1,661	1,379	20
Securities Services	$1,643	$1,418	16%	$3,130	$2,693	16%
Total Services	$6,382	$5,430	18%	$12,485	$10,634	17%
Revenue by managed geography
North America	$2,126	$1,660	28%	$4,102	$3,209	28%
International	4,256	3,770	13	8,383	7,425	13
Total	$6,382	$5,430	18%	$12,485	$10,634	17%
International revenue by cluster
United Kingdom	$611	$559	9%	$1,190	$1,036	15%
Japan, Asia North and Australia (JANA)	904	719	26	1,734	1,420	22
LATAM	736	613	20	1,484	1,271	17
Asia South	701	653	7	1,361	1,292	5
Europe	729	669	9	1,419	1,258	13
Middle East, Africa and Russia (MEA)	575	557	3	1,195	1,148	4
Total	$4,256	$3,770	13%	$8,383	$7,425	13%
Key drivers(1)
Average loans by line of business (in billions of dollars)
TTS	$101	$93	9%	$99	$90	10%
Securities Services	2	1	100	2	1	100
Total	$103	$94	10%	$101	$91	11%
Allowance for credit losses on loans (ACLL) as a percentage of EOP loans(2)	0.44%	0.36%
NCLs (annualized) as a percentage of average loans	0.02%	0.09%		0.02%	0.06%
Average deposits by line of business (in billions of dollars)
TTS	$852	$713	19%	$832	$702	19%
Securities Services	165	144	15	157	140	12
Total	$1,017	$857	19%	$989	$842	17%
AUC/AUA(3) (in trillions of dollars)	$34.5	$28.2	22%
Cross-border transaction value (in billions of dollars)	114.6	101.3	13	$220.9	$196.4	12%
U.S. dollar clearing volume(4) (in millions)	46.3	44.3	5	90.2	87	4
Commercial card spend volume (in billions of dollars)	$20.1	$17.9	12	$38.7	$35.1	10

(1)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(2)    Excludes loans that are carried at fair value for all periods.
(3)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $3.5 trillion and $2.2 trillion of such assets at June 30, 2026 and 2025, respectively.
(4)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).

2Q26 vs. 2Q25
Net income of $2.6 billion increased 51%.
Revenues increased 18%, driven by growth in TTS and Securities Services.
Net interest income increased 18%, primarily driven by a 19% increase in average deposit balances, driven by growth in both TTS and Securities Services, with growth across both North America and International. The increase in average deposits was largely driven by higher operating deposits, as Citi continues to deepen relationships with existing clients and onboard new clients. Non-interest revenue increased 16%, primarily driven by continued momentum in fees and underlying drivers, particularly assets under custody and administration and cross-border transaction value.
TTS revenues increased 18%, driven by a 20% increase in net interest income and 13% increase in non-interest revenue. The increase in net interest income was driven by higher average deposit balances, which grew 19%, and higher deposit spreads. The increase in non-interest revenue was driven by a smaller impact from currency devaluation in Argentina and growth in underlying drivers, including an increase in cross-border transaction value of 13% and an increase in U.S. dollar clearing volume of 5%.
Securities Services revenues increased 16%, driven by a 21% increase in non-interest revenue and a 10% increase in net interest income. The increase in non-interest revenue was primarily driven by higher fees, which benefited from a 22% increase in assets under custody and administration, which includes the impact of market valuations, as well as new assets onboarded. The increase in net interest income was driven by higher average deposit balances, which grew 15%, partially offset by lower deposit spreads.
Expenses increased 5%, driven by higher volume-related expenses, as well as higher performance-related and other compensation expenses.
Provisions were $58 million in the current period, reflecting a net ACL build of $53 million, and net credit losses of $5 million. The net ACL build was primarily driven by exposure growth. Provisions were $353 million in the prior-year period, reflecting a net ACL build of $333 million, primarily driven by transfer risk, and net credit losses of $20 million.
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

YTD 2026 vs. YTD 2025
Net income of $4.8 billion increased 36%.
Revenues increased 17%, driven by growth in TTS and Securities Services.
Net interest income increased 18%, primarily driven by a 17% increase in average deposit balances, driven by growth in both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits. Non-interest revenue increased 16%, primarily driven by continued momentum in fees and underlying drivers, particularly assets under custody and administration and cross-border transaction value.
TTS revenues increased 18%, driven by a 20% increase in net interest income and a 12% increase in non-interest revenue. The increase in net interest income was driven by higher average deposit balances, which grew 19%, and deposit spreads. The increase in non-interest revenue was driven by underlying drivers, including an increase in cross-border transaction value of 12% and an increase in U.S. dollar clearing volume of 4%, as well as a smaller impact from currency devaluation in Argentina.
Securities Services revenues increased 16%, driven by a 20% increase in non-interest revenue and a 12% increase in net interest income. The increase in non-interest revenue was primarily driven by higher fees, which benefited from a 22% increase in assets under custody and administration, which includes the impact of market valuations, as well as new assets onboarded. The increase in net interest income was driven by higher average deposit balances, which grew 12%, partially offset by lower deposit spreads.
Expenses increased 9%, driven by higher performance-related and other compensation expenses, as well as higher volume-related expenses.
Provisions were $152 million, reflecting a net ACL build of $144 million, and net credit losses of $8 million. The net ACL build was primarily driven by increased uncertainty in the macroeconomic outlook and exposure growth. Provisions were $404 million in the prior-year period, reflecting a net ACL build of $378 million, primarily driven by transfer risk, and net credit losses of $26 million.

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

As a market maker, Markets facilitates transactions by holding inventory to meet client demand, with resulting gains or losses largely recorded as Principal transactions. Fee revenue is generated from services such as trading, financing, brokerage, securitization and underwriting. “Other” revenue includes gains (losses) on AFS debt and equity securities (non-trading), and other non-recurring items. Revenue generated from all of these activities is largely recorded in Non-interest revenue in the table below.
Net interest income includes interest and dividends on securities held and interest on long- and short-term debt, secured funding transactions, deposits, loans and funding costs.
Markets maintains an international presence supported by trading floors in nearly 80 countries and Citi’s proprietary network in over 90 countries and jurisdictions.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$4,002	$2,824	42%	$6,799	$4,748	43%
Fee revenue
Brokerage and fees	469	399	18	947	799	19
Investment banking fees(1)	143	106	35	263	241	9
Other	54	51	6	109	103	6
Total fee revenue	$666	$556	20%	$1,319	$1,143	15%
Principal transactions	2,088	2,302	(9)	5,630	5,587	1
All other	251	298	(16)	505	577	(12)
Total non-interest revenue	$3,005	$3,156	(5)%	$7,454	$7,307	2%
Total revenues, net of interest expense(2)	$7,007	$5,980	17%	$14,253	$12,055	18%
Total operating expenses	$3,784	$3,508	8%	$7,619	$6,974	9%
Net credit losses on loans	(10)	8	NM	(13)	150	NM
Credit reserve build (release) for loans	71	53	34	94	101	(7)
Provision (release) for credit losses on unfunded lending commitments	56	(8)	NM	33	1	NM
Provisions (releases) for credit losses for other assets and HTM debt securities	(8)	55	NM	(20)	57	NM
Provision (release) for credit losses	$109	$108	1%	$94	$309	(70)%
Income from continuing operations before taxes	$3,114	$2,364	32%	$6,540	$4,772	37%
Income taxes	710	540	31	1,507	1,086	39
Income from continuing operations	$2,404	$1,824	32%	$5,033	$3,686	37%
NCI	17	21	(19)	51	34	50
Net income	$2,387	$1,803	32%	$4,982	$3,652	36%
Efficiency ratio	54%	59%		53%	58%
Balance Sheet data (in billions of dollars)
EOP assets	$1,363	$1,164	17%
Average assets	1,406	1,219	15	$1,366	$1,169	17%

Revenue by line of business
Fixed Income Markets	$4,706	$4,388	7%	$9,872	$8,966	10%
Equity Markets	2,301	1,592	45	4,381	3,089	42
Total	$7,007	$5,980	17%	$14,253	$12,055	18%
Rates and Currencies	$3,247	$3,221	1%	$6,558	$6,337	3%
Spread Products and Other Fixed Income	1,459	1,167	25	3,314	2,629	26
Total Fixed Income Markets revenues	$4,706	$4,388	7%	$9,872	$8,966	10%
Revenue by managed geography
North America	$2,561	$2,124	21%	$5,120	$4,293	19%
International	4,446	3,856	15	9,133	7,762	18
Total	$7,007	$5,980	17%	$14,253	$12,055	18%
International revenue by cluster
United Kingdom	$1,459	$1,463	—%	$2,943	$2,951	—%
Japan, Asia North and Australia (JANA)	1,098	812	35	2,178	1,502	45
LATAM	700	463	51	1,414	1,069	32
Asia South	561	510	10	1,164	1,017	14
Europe	377	298	27	766	605	27
Middle East, Africa and Russia (MEA)	251	310	(19)	668	618	8
Total	$4,446	$3,856	15%	$9,133	$7,762	18%
Key drivers(3) (in billions of dollars)
Average loans	$176	$136	29%	$169	$132	28%
NCLs (annualized) as a percentage of average loans	(0.02)%	0.02%		(0.02)%	0.23%
ACLL as a percentage of EOP loans(4)	0.64%	0.85%
Average trading account assets	$603	$547	10	$588	$511	15

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
NM Not meaningful

2Q26 vs. 2Q25
Net income of $2.4 billion increased 32%.
Revenues increased 17%, driven by higher revenues in both Equity Markets and Fixed Income Markets, with strong activity across client segments.
Fixed Income Markets revenues of $4.7 billion increased 7%, reflecting higher revenues in Spread Products and Other Fixed Income.
Rates and Currencies revenues increased 1%, driven by revenue growth in the foreign exchange business on higher volumes, reflecting strong client activity, primarily offset by lower revenues in rates.
Spread Products and Other Fixed Income revenues increased 25%, driven by growth across both financing and credit trading in spread products, as well as growth in commodities. Overall, Markets average loans increased 29%, primarily driven by higher financing activity in spread products.
Equity Markets revenues were $2.3 billion, up 45%, driven by growth in equity derivatives on higher client activity and prime services as prime balances were up nearly 60% on higher client activity and market valuations.
Expenses increased 8%, driven by higher performance-related compensation and volume-related expenses.
Provisions were $109 million in the current period, reflecting a net ACL build of $119 million, and net credit recoveries of $10 million. The net ACL build was primarily driven by changes in portfolio composition, including exposure growth. Provisions were $108 million in the prior-year period, reflecting a net ACL build of $100 million, driven by changes in portfolio composition, including exposure growth, and net credit losses of $8 million.
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

YTD 2026 vs. YTD 2025
Net income of $5.0 billion increased 36%.
Revenues increased 18%, driven by higher revenues in both Equity Markets and Fixed Income Markets.
Fixed Income Markets revenues of $9.9 billion increased 10%, reflecting higher revenues in Spread Products and Other Fixed Income and Rates and Currencies.
Rates and Currencies revenues grew 3%, driven by elevated volumes in the foreign exchange business, largely offset by lower revenues in rates on elevated market volatility.
Spread Products and Other Fixed Income revenues increased 26%, primarily driven by strong performance in commodities and growth across both financing and credit trading in spread products.
Equity Markets revenues were $4.4 billion, up 42%, primarily driven by growth in equity derivatives on higher client activity and prime services on higher prime balances.
Expenses increased 9%, primarily driven by higher performance-related compensation and higher volume-related expenses.
Provisions were $94 million, reflecting a net ACL build of $107 million, and net credit recoveries of $13 million. The net ACL build was driven by changes in portfolio composition, including exposure growth, and increased uncertainty in the macroeconomic outlook, partially offset by refinements to loss assumptions. Provisions were $309 million in the prior-year period, reflecting a net ACL build of $159 million, driven by changes in portfolio composition, including exposure growth, and uncertainty and deterioration in the macroeconomic outlook, and net credit losses of $150 million.

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
Banking maintains an international presence leveraging a global network of bankers supporting over 90 countries and jurisdictions.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$560	$530	6%	$1,147	$1,021	12%
Fee revenue
Investment banking fees	1,492	1,058	41	2,724	2,162	26
Other	57	59	(3)	121	108	12
Total fee revenue	$1,549	$1,117	39%	$2,845	$2,270	25%
Principal transactions	(147)	(179)	18	(185)	(269)	31
All other	(40)	(34)	(18)	(118)	(58)	(103)
Total non-interest revenue	$1,362	$904	51%	$2,542	$1,943	31%
Total revenues, net of interest expense	$1,922	$1,434	34%	$3,689	$2,964	24%
Total operating expenses	$1,212	$1,137	7%	$2,452	$2,171	13%
Net credit losses on loans	138	16	NM	144	50	188
Credit reserve build (release) for loans	(19)	137	NM	156	215	(27)
Provision (release) for credit losses on unfunded lending commitments	119	2	NM	68	109	(38)
Provisions (releases) for credit losses on other assets and HTM debt securities	4	18	(78)	6	13	(54)
Provisions (releases) for credit losses	$242	$173	40%	$374	$387	(3)%
Income from continuing operations before taxes	$468	$124	277%	$863	$406	113%
Income taxes	117	33	255	208	93	124
Income from continuing operations	$351	$91	286%	$655	$313	109%
NCI	1	(2)	NM	1	(3)	NM
Net income	$350	$93	276%	$654	$316	107%
Efficiency ratio	63%	79%		66%	73%
Balance Sheet data (in billions of dollars)
EOP assets	$145	$148	(2)%
Average assets	160	150	7	$157	$147	7%

Revenue by line of business
Investment Banking	$1,548	$1,073	44%	$2,874	$2,187	31%
Corporate Lending (excluding gain (loss) on loan hedges)(1)	406	423	(4)	797	825	(3)
Total Banking revenues (excluding gain (loss) on loan hedges)(1)	$1,954	$1,496	31%	$3,671	$3,012	22%
Gain (loss) on loan hedges(1)	(32)	(62)	48	18	(48)	NM
Total Banking revenues (including gain (loss) on loan hedges)(1)	$1,922	$1,434	34%	$3,689	$2,964	24%
Investment banking revenues(2)
Advisory	$390	$407	(4)%	$895	$833	7%
Equity underwriting (ECM)	426	222	92	683	357	91
Debt underwriting (DCM)	732	444	65	1,296	997	30
Total	$1,548	$1,073	44%	$2,874	$2,187	31%
Revenue by managed geography
North America	$1,087	$648	68%	$2,196	$1,522	44%
International	835	786	6	1,493	1,442	4
Total	$1,922	$1,434	34%	$3,689	$2,964	24%
International revenue by cluster
United Kingdom	$310	$203	53%	$479	$417	15%
Japan, Asia North and Australia (JANA)	135	159	(15)	260	301	(14)
LATAM	148	121	22	240	216	11
Asia South	57	87	(34)	138	159	(13)
Europe	154	194	(21)	307	293	5
Middle East, Africa and Russia (MEA)	31	22	41	69	56	23
Total	$835	$786	6%	$1,493	$1,442	4%
Key drivers(3) (in billions of dollars)
Average loans	$88	$84	5%	$86	$83	4%
NCLs (annualized) as a percentage of average loans	0.63%	0.08%		0.34%	0.12%
ACLL as a percentage of EOP loans(4)	2.16%	1.72%

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
(2)    Beginning in the second quarter of 2026, the investment banking fees metric for Banking was replaced with investment banking revenues. This metric includes investment banking fees, other fee revenue, principal transactions and net interest income from loans generated from investment banking business activities. Prior-period amounts have been conformed to reflect this change in presentation. Citi believes investment banking revenues provides investors with a more comprehensive measure of investment banking performance.
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

2Q26 vs. 2Q25
Net income of $350 million increased 276%.
Revenues increased 34%, driven by growth in Investment Banking. Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 31%.
Investment Banking revenues increased 44%, reflecting a strong wallet, driven by growth in DCM and ECM, partially offset by a decline in Advisory. DCM revenues were up 65%, primarily driven by an increase in leveraged finance and investment-grade activity. ECM revenues increased 92%, amid very strong market conditions, driven by growth across all products, with strength in IPOs and follow-on activity. Advisory revenues decreased 4%, compared to a strong prior-year performance.
Corporate Lending revenues increased 4%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 4%, driven by lower loan spreads and balances. Overall, Banking’s average loans increased 5%, as growth in loans associated with episodic investment banking activity more than offset the decline in Corporate Lending balances.
Expenses increased 7%, driven by higher performance-related compensation and investments and higher volume-related expenses.
Provisions were $242 million in the current period, reflecting net credit losses of $138 million, and a net ACL build of $104 million. Net credit losses were driven by loan sales, which were previously reserved for. The net ACL build was driven by exposure growth, largely offset by reserve releases on the loan sales. Provisions were $173 million in the prior-year period, reflecting a net ACL build of $157 million, primarily driven by changes in portfolio composition, and net credit losses of $16 million.
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

YTD 2026 vs. YTD 2025
Net income of $654 million increased 107%.
Revenues increased 24%, driven by growth in Investment Banking. Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 22%.
Investment Banking revenues increased 31%, driven by increases in ECM, DCM and Advisory. ECM was up 91%, driven by growth across all products. DCM increased 30%, primarily driven by growth in both leveraged finance and investment-grade activity. Advisory increased 7%, with a strong first quarter of 2026.
Corporate Lending revenues increased 5%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 3%, driven by mark-to-market losses on certain assets.
Expenses increased 13%, primarily driven by an increase in performance-based compensation and investments, higher volume-related expenses and higher legal expenses.
Provisions were $374 million, reflecting a net ACL build of $230 million, and net credit losses of $144 million. Net credit losses were primarily driven by loan sales, which were previously reserved for. The net ACL build was driven by exposure growth and increased uncertainty in the macroeconomic outlook, largely offset by reserve releases on loan sales and refinements to loss assumptions. Provisions were $387 million in the prior-year period, reflecting a net ACL build of $337 million, driven by changes in portfolio composition and uncertainty and deterioration in the macroeconomic outlook, and net credit losses of $50 million.

WEALTH

Wealth includes Citigold and Retail Banking, the Private Bank and Wealth at Work, and provides financial and advisory services to a range of client segments. These services comprise banking, investment, lending, insurance and custody product offerings in approximately 20 countries and jurisdictions, including the U.S. Wealth has branches concentrated in six key metropolitan areas (New York, Los Angeles, San Francisco, Chicago, Miami and Washington, D.C.) and four wealth management centers outside the U.S.: Singapore, Hong Kong SAR, London and the UAE.

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
Fee revenue is primarily generated from asset-based advisory and management fees, as well as transaction-related fees from client investment activity across brokerage, structured products, foreign exchange and banking services.
For additional information on these types of revenues, see Note 5.
For additional information on Wealth’s end-of-period consumer loan portfolios and metrics, see “Managing Global Risk—Credit Risk—Consumer Credit” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income	$2,155	$1,831	18%	$4,250	$3,662	16%
Fee revenue
Commissions and fees	587	454	29	1,130	938	20
Other(1)	206	246	(16)	413	493	(16)
Total fee revenue	$793	$700	13%	$1,543	$1,431	8%
All other(2)	229	283	(19)	449	478	(6)
Total non-interest revenue	$1,022	$983	4%	$1,992	$1,909	4%
Total revenues, net of interest expense	$3,177	$2,814	13%	$6,242	$5,571	12%
Total operating expenses	$2,377	$2,313	3%	$4,792	$4,703	2%
Net credit losses on loans	57	73	(22)	145	140	4
Credit reserve build (release) for loans	—	(65)	100	13	(1)	NM
Provision (release) for credit losses on unfunded lending commitments	2	(1)	NM	2	(2)	NM
Provisions (releases) for benefits and claims (PBC), and other assets	—	—	—	—	(4)	100
Provisions (releases) for credit losses and PBC	$59	$7	NM	$160	$133	20%
Income from continuing operations before taxes	$741	$494	50%	$1,290	$735	76%
Income taxes	158	109	45	275	159	73
Income from continuing operations	$583	$385	51%	$1,015	$576	76%
NCI	—	—	—	—	—	—
Net income	$583	$385	51%	$1,015	$576	76%
Efficiency ratio	75%	82%		77%	84%
Balance Sheet data (in billions of dollars)
EOP assets	$321	$308	4%
Average assets	324	305	6	$323	$303	7%

Revenue by line of business
Citigold and Retail Banking	$2,181	$1,862	17%	$4,243	$3,687	15%
Private Bank	769	731	5	1,526	1,395	9
Wealth at Work	227	221	3	473	489	(3)
Total	$3,177	$2,814	13%	$6,242	$5,571	12%
Revenue by managed geography
North America	$1,977	$1,729	14%	$3,870	$3,463	12%
International	1,200	1,085	11	2,372	2,108	13
Total	$3,177	$2,814	13%	$6,242	$5,571	12%
International revenue by cluster
United Kingdom	$111	$109	2%	$219	$214	2%
Japan, Asia North and Australia (JANA)	439	383	15	862	740	16
LATAM	44	40	10	85	77	10
Asia South	453	381	19	883	753	17
Europe	68	85	(20)	152	149	2
Middle East, Africa and Russia (MEA)	85	87	(2)	171	175	(2)
Total	$1,200	$1,085	11%	$2,372	$2,108	13%
Key drivers(3) (in billions of dollars)
EOP client balances
Client investment assets(4)(5)	$727	$635	14%
Deposits	415	400	4
Loans	208	200	4
Total	$1,350	$1,235	9%
Net new investment assets (NNIA)(6)	$15.7	$2.0	NM	$30.4	$18.5	64%
Average deposits	415	398	4%	415	399	4
Average loans	206	197	5	206	196	5
ACLL as a percentage of EOP loans(7)	0.33%	0.34%
NCLs (annualized) as a percentage of average loans	0.11%	0.15%		0.14%	0.14%
U.S. Retail Banking branches (actual)	655	650	1

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
(6)    Represents investment asset inflows, including dividends, interest and distributions, less investment asset outflows. See “Glossary of Terms and Acronyms” below for additional information. NNIA flows can fluctuate across quarters due to a variety of factors, including, but not limited to, the macroeconomic environment, market volatility, investor sentiment, client activity, seasonal effects and product mix and offering changes.
(7)    Excludes loans that are carried at fair value for all periods.
NM Not meaningful

2Q26 vs. 2Q25
Net income of $583 million increased 51%.
Revenues increased 13%, driven by growth across all lines of business—Citigold and Retail Banking, Private Bank and Wealth at Work. Net interest income increased 18%, driven by higher deposit spreads and average deposit balances, partially offset by lower mortgage spreads. Non-interest revenue increased 4%, driven by higher investment fee revenues, primarily offset by the absence of an approximate $80 million gain on sale of an alternative investments fund platform in the second quarter of 2025, as well as the loss of fee revenue from the sale of a trust business in the third quarter of 2025.
Client balances increased 9%, primarily driven by higher client investment assets, up 14%. The increase in client investment assets was driven by higher market valuations and NNIA generation, partially offset by the 2025 sale of a trust business. NNIA generation was approximately $16 billion for the second quarter, and over $56 billion for the last 12 months, representing 9% organic growth.
Average deposits increased 4%, primarily driven by higher deposits in the Private Bank. Average loans increased 5%, driven by growth in securities-based lending and mortgages.
Citigold and Retail Banking revenues increased 17%, driven by higher deposit spreads and higher investment fee revenues.
Private Bank revenues increased 5%, driven by higher deposit spreads and investment fee revenues, primarily offset by the absence of an approximate $80 million gain on sale of an alternative investments fund platform, as well as the loss of fee revenue from the 2025 sale of the trust business and lower mortgage spreads.
Wealth at Work revenues increased 3%, driven by higher deposit spreads and higher average deposit and mortgage balances, primarily offset by lower mortgage spreads.
Expenses increased 3%, driven by higher technology costs and performance-related compensation.
Provisions were $59 million in the current period, reflecting net credit losses of $57 million, and a net ACL build of $2 million. Net credit losses were driven by Citigold and Retail Banking. Provisions were $7 million in the prior-year period, reflecting net credit losses of $73 million, and a net ACL release of $66 million, primarily driven by changes to certain macroeconomic variables and credit quality.
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

YTD 2026 vs. YTD 2025
Net income of $1.0 billion increased 76%.
Revenues increased 12%, driven by growth across Citigold and Retail Banking and the Private Bank, partially offset by lower revenues in Wealth at Work. Net interest income was up 16%, driven by higher deposit spreads and average deposit balances, partially offset by lower mortgage spreads. Non-interest revenue increased 4%, driven by higher investment fee revenues, largely offset by the absence of an approximate $80 million gain on sale of an alternative investments fund platform, as well as the loss of fee revenue from the 2025 sale of the trust business.
Citigold and Retail Banking revenues increased 15%, driven by higher deposit spreads and higher investment fee revenues.
Private Bank revenues increased 9%, driven by higher deposit spreads and average deposit balances, and higher investment fee revenues, largely offset by the absence of an approximate $80 million gain on sale of an alternative investments fund platform, as well as lower mortgage spreads and the loss of fee revenue from the 2025 sale of the trust business.
Wealth at Work revenues decreased 3%, driven by lower mortgage spreads, primarily offset by higher deposit spreads and average deposit balances.
Expenses increased 2%, largely driven by higher performance-related compensation and technology costs.
Provisions were $160 million, reflecting net credit losses of $145 million, and a net ACL build of $15 million. Net credit losses were driven by Citigold and Retail Banking. Provisions were $133 million in the prior-year period, reflecting net credit losses of $140 million, and a net ACL release of $7 million.

U.S. CONSUMER CARDS (USCC)

U.S. Consumer Cards (USCC) consists of unsecured consumer lending, including General Purpose Credit Cards, Private Label Credit Cards and Installment Lending products:

•General Purpose Credit Cards (GPCC) includes Citi branded (Value, Rewards and Cash) and co-branded (including, among others, Costco, American Airlines and GPCC products with Best Buy and Macy’s) card portfolios. These cards are accepted by a wide variety of merchants and service providers.
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
In April 2026, Citi completed the acquisition of the additional American Airlines co-branded card portfolio, including approximately $6.6 billion in loans from more than 2 million accounts. Citi is American Airlines’ exclusive credit card issuing partner.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income	$5,180	$4,918	5%	$10,296	$9,902	4%
Fee revenue
Interchange fees	2,740	2,459	11	5,144	4,744	8
Card rewards and partner payments	(3,563)	(3,008)	(18)	(6,460)	(5,829)	(11)
Other(1)	160	103	55	272	199	37
Total fee revenue	$(663)	$(446)	(49)%	$(1,044)	$(886)	(18)%
All other(2)	4	(1)	NM	26	22	18
Total non-interest revenue	$(659)	$(447)	(47)%	$(1,018)	$(864)	(18)%
Total revenues, net of interest expense	$4,521	$4,471	1%	$9,278	$9,038	3%
Total operating expenses	$1,794	$1,626	10%	$3,505	$3,317	6%
Net credit losses on loans	1,850	1,856	—	3,592	3,810	(6)
Credit reserve build (release) for loans	40	(5)	NM	116	(179)	NM
Provision for credit losses on unfunded lending commitments(3)	(272)	—	NM	—	—	—
Provisions for benefits and claims (PBC), and other assets	—	1	(100)	2	4	(50)
Provisions for credit losses and PBC	$1,618	$1,852	(13)%	$3,710	$3,635	2%
Income from continuing operations before taxes	$1,109	$993	12%	$2,063	$2,086	(1)%
Income taxes	257	235	9	479	490	(2)
Income from continuing operations	$852	$758	12%	$1,584	$1,596	(1)%
NCI	—	—	—	—	—	—
Net income	$852	$758	12%	$1,584	$1,596	(1)%
Efficiency ratio	40%	36%		38%	37%
Balance Sheet data (in billions of dollars)
EOP assets	$182	$171	6%
Average assets	178	168	6	$175	$169	4%

Key drivers(4)(5) (in billions of dollars, except as otherwise noted)
Average loans	$177	$168	5%	$174	$168	4%
ACLL as a percentage of EOP loans	7.68%	8.08%
NCLs (annualized) as a percentage of average loans	4.19%	4.43%		4.16%	4.57%
Revenue rate(6)	10.25%	10.67%		10.75%	10.85%
NII(7) (annualized) as a percentage of average loans	11.74%	11.74%		11.93%	11.89%
GPCC(5)
Credit card spend volume	$162	$145	12%	$304	$278	9%
Average active accounts(8) (in thousands of accounts)	47,446	44,761	6	46,832	44,909	4
Average loans	$145	$134	8	$142	$134	6
NCLs (annualized) as a percentage of average loans	4.01%	4.20%		3.94%	4.33%
Loans 90+ days past due as a percentage of EOP loans	1.21	1.30
Loans 30–89 days past due as a percentage of EOP loans	1.17	1.12
New credit cards account acquisitions(9) (in thousands of accounts)	4,004	1,704	135	5,903	3,400	74
PLCC
Credit card spend volume	$13	$14	(5)%	$24	$25	(4)%
Average active accounts(8) (in thousands of accounts)	21,718	23,660	(8)	22,092	23,944	(8)
Average loans	$28	$30	(6)	$29	$30	(6)
NCLs (annualized) as a percentage of average loans	4.79%	5.18%		4.92%	5.44%
Loans 90+ days past due as a percentage of EOP loans	1.92	2.00
Loans 30–89 days past due as a percentage of EOP loans	1.84	1.89
New credit card account acquisitions(9) (in thousands of accounts)	1,372	1,551	(12)	2,415	2,695	(10)

(1)    Primarily related to annual fees, net of new-account acquisition costs.
(2)    Primarily related to revenue incentives from card networks.
(3)    The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the additional American Airlines co-branded card portfolio. This was released from unfunded lending commitments when the purchase was completed in the second quarter of 2026 and re-established as a reserve for the loans that were acquired.
(4)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(5)    Includes the impact from the acquisition of the additional American Airlines co-branded card portfolio in the second quarter of 2026.
(6)    Total revenues, net of interest expense (annualized) as a percentage of average loans.
(7)    Net interest income includes certain fees that are recorded as interest revenue.
(8)    Represent average open credit card accounts on which there has been a purchase, payment or outstanding balance in the quarter.
(9)    Represents the number of new credit card accounts opened or acquired.
NM Not meaningful

2Q26 vs. 2Q25
Net income of $852 million increased 12%.
Revenues increased 1%, driven by growth in net interest income, primarily offset by a decline in non-interest revenue. Net interest income increased 5%, driven by higher interest-earning balances. Non-interest revenue decreased 47%, driven by higher partner payment accruals and new-account acquisition costs, reflecting increased investments, partially offset by higher annual fees and net interchange.
Expenses increased 10%, driven by higher severance costs, customer engagement costs and legal and marketing expenses.
Provisions were $1.6 billion in the current period, reflecting net credit losses of $1.9 billion, and a net ACL release of $232 million. Net credit losses were largely unchanged from the prior-year period. The net ACL release was driven by improvements in portfolio quality, including seasonal changes, largely offset by higher volume and changes to certain macroeconomic variables. Provisions were $1.9 billion in the prior-year period, reflecting net credit losses of $1.9 billion, and a net ACL release of $4 million.
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

YTD 2026 vs. YTD 2025
Net income of $1.6 billion decreased 1%.
Revenues increased 3%, driven by growth in net interest income, partially offset by a decline in non-interest revenue. Net interest income increased 4%, driven by higher interest-earning balances and loan spreads. Non-interest revenue decreased 18%, driven by higher partner payment accruals and new-account acquisition costs, reflecting increased investments, partially offset by higher annual fees and net interchange.
Expenses increased 6%, driven by higher severance costs and customer engagement costs.
Provisions were $3.7 billion, reflecting net credit losses of $3.6 billion, and a net ACL build of $118 million. Net credit losses decreased 6%, driven by improved credit performance in both PLCC and GPCC. The net ACL build was driven by the acquisition of the additional American Airlines co-branded card portfolio, uncertainty and deterioration in the macroeconomic outlook and changes in portfolio quality, including seasonal changes, primarily offset by lower volume and refinements to loss assumptions. Provisions were $3.6 billion in the prior-year period, reflecting net credit losses of $3.8 billion, and a net ACL release of $175 million, driven by lower volume and improvements in portfolio quality, largely offset by uncertainty and deterioration in the macroeconomic outlook.

ALL OTHER—Managed Basis

All Other (managed basis) includes:

•Legacy Franchises (managed basis), and
•Corporate/Other

Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) results include the following:

•Mexico Consumer/SBMM, which operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries and provides traditional retail banking, branded card products, retirement fund administration services and insurance products to consumers and traditional middle-market banking products and services to small business and commercial customers
•Asia Consumer, which consists of (i) the consumer banking operations in Korea, which continue to be wound down, and (ii) the consumer banking business in Poland, prior to its sale during the second quarter of 2026
•Legacy Holdings Assets (LHA), which consists of certain non-core consumer loan portfolios and other legacy assets that are in the process of being wound down or sold

Legacy Franchises (managed basis) results exclude any divestiture-related impacts related to Banamex and Asia Consumer. For information on divestiture-related impacts, see All Other—Divestiture-Related Impacts (Reconciling Items) below.
At June 30, 2026, Legacy Franchises (managed basis) had the following, which were substantially reported in Mexico Consumer/SBMM:

•1,288 retail branches
•$47 billion in deposits
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
On April 29, 2026, Citi completed the sale of 22.6% of Banamex’s outstanding common stock to several prominent institutional investors and family offices, as part of the previously announced 24% stake that investors had committed to acquire. The sale of the remaining 1.4% is expected to be completed in the third quarter of 2026, and is subject to customary closing conditions.
As a result of the closing of the 22.6% Banamex sale, Citi’s total stockholders’ equity increased by approximately $1.5 billion, due to (i) the reclassification of an approximate $2.0 billion CTA loss associated with Banamex from AOCI (within Total Citigroup stockholders’ equity) to Noncontrolling interests (NCI), which is a temporary benefit to Total Citigroup stockholders’ equity and will reverse at deconsolidation, partially offset by (ii) a net loss on sale of approximately $0.5 billion recorded primarily in Additional paid-in capital within Total Citigroup stockholders’ equity, which reflects the difference between the cash consideration received and 22.6% of the Banamex U.S. GAAP book value. The temporary benefit related to the reclassification of the CTA loss is subject to changes in FX translation.
As of June 30, 2026, Citi had approximately $9 billion of unrealized CTA losses, net of hedges and taxes and inclusive of amounts already reclassified to NCI from the 47.6% stake sales, attributed to Banamex and its consolidated subsidiaries. Citi will recognize the CTA losses in earnings upon Banamex meeting the criteria to be classified as held-for-sale (HFS). Additionally, Citi will deconsolidate Banamex when it owns less than 50% of Banamex’s voting stock and does not have substantive participating rights in Banamex. The cumulative impact of the CTA loss recognized in connection with the 2025 and 2026 stake sales and a future deconsolidation of Banamex will ultimately be regulatory capital neutral to Citi.
Based on current expectations, Citi may recognize the CTA losses in earnings and deconsolidate Banamex in early 2027, although the ultimate timing will depend on a number of factors and remains subject to change. Any decisions related to the timing and structure of any subsequent transaction, including additional sales and the proposed Banamex initial public offering (IPO), will continue to be guided by several factors, including, among other things, financial considerations, market conditions and receipt of regulatory approvals. For additional information, see “All Other—Managed Basis” in Citi’s First Quarter of 2026 Form 10-Q.
For additional information about risks and uncertainties related to the Banamex divestiture, see “Forward-Looking Statements” below.

Overall Divestiture Progress
With the exception of the Banamex divestiture, which has continued to progress, Citi has largely completed its exits from the 14 international consumer markets identified as part of its strategic refresh.
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

All Other—Managed Basis

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025
Net interest income	$937	$1,442	(35)%	$1,940	$2,726	(29)%
Non-interest revenue	800	274	192	1,479	453	226
Total revenues, net of interest expense	$1,737	$1,716	1%	$3,419	$3,179	8%
Total operating expenses	$2,220	$2,277	(3)%	$4,364	$4,503	(3)%
Net credit losses on loans	366	256	43	737	512	44
Credit reserve build (release) for loans	61	70	(13)	74	143	(48)
Provision (release) for credit losses on unfunded lending commitments	(2)	(6)	67	(5)	(7)	29
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	13	54	(76)	32	85	(62)
Provisions for credit losses and PBC	$438	$374	17%	$838	$733	14%
Income (loss) from continuing operations before taxes	$(921)	$(935)	1%	$(1,783)	$(2,057)	13%
Income taxes (benefits)	(160)	(362)	56	(634)	(645)	2
Income (loss) from continuing operations	$(761)	$(573)	(33)%	$(1,149)	$(1,412)	19%
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	(1)	—
NCI(1)	162	(21)	NM	267	(5)	NM
Net income (loss)	$(923)	$(552)	(67)%	$(1,417)	$(1,408)	(1)%
Balance Sheet data (in billions of dollars)
EOP assets	$239	$214	12%
Average assets	209	213	(2)	$207	$209	(1)%
Revenue by line of business
Mexico Consumer/SBMM	$1,991	$1,536	30%	$4,045	$3,003	35%
Asia Consumer	77	155	(50)	182	290	(37)
Legacy Holdings Assets (LHA)	(15)	—	NM	(13)	19	NM
Corporate/Other	(316)	25	NM	(795)	(133)	(498)
Total	$1,737	$1,716	1%	$3,419	$3,179	8%
Mexico Consumer/SBMM—key indicators (in billions of dollars)
EOP loans	$32	$27	19%
EOP deposits	46	38	20
Average loans	32	26	24	$31	$25	27%
NCLs (annualized) as a percentage of average loans (Mexico Consumer only)	6.13%	5.28%		6.23%	5.39%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.79	1.58
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.59	1.52
Asia Consumer—key indicators (in billions of dollars)
EOP loans	$2	$3	(30)%
EOP deposits	1	2	(47)
Average loans	2	4	(45)	$2	$4	(48)%
LHA—key indicators (in billions of dollars)
EOP loans	$1	$2	(48)%

(1)    Net income attributable to NCI represents the portion of net earnings of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are deducted from All Other’s Income from continuing operations above (and the total for all businesses from Citigroup’s net income before attribution to noncontrolling interests) to arrive at All Other’s Net income above (and in total for all businesses from Citigroup’s net income). The increase in NCI in 2026 primarily relates to the Banamex equity sales completed in December 2025 and April 2026, resulting in a portion of Banamex’s earnings being attributable to noncontrolling shareholders.
NM Not meaningful

2Q26 vs. 2Q25
Net loss was $923 million, compared to a net loss of $552 million in the prior-year period.
All Other (managed basis) revenues of $1.7 billion increased 1%, driven by higher revenues in Legacy Franchises (managed basis), offset by lower revenues in Corporate/Other.
Legacy Franchises (managed basis) revenues of $2.1 billion increased 21%, driven by higher revenues in Mexico Consumer/SBMM (managed basis), partially offset by lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM (managed basis) revenues of $2.0 billion increased 30%, driven by the impact of Mexican peso appreciation, higher loan balances in retail banking and cards, higher deposits in retail banking, higher fee revenues from insurance, retirement and cards businesses and episodic items.
Asia Consumer (managed basis) revenues were $77 million, compared to $155 million in the prior-year period, driven by a continued reduction from closed exits and wind-downs.
Corporate/Other revenues decreased to $(316) million, compared to $25 million in the prior-year period, driven by lower net interest income, largely offset by higher non-interest revenue. The lower net interest income included actions taken, such as those to reduce Citi’s asset sensitivity due to a lower interest rate environment. The higher non-interest revenue was primarily driven by episodic activity.
Expenses decreased 3%, driven by lower transformation expenses, lower severance costs and lower expenses related to closed exits and wind-downs. This decline was primarily offset by higher compensation and benefits, the impact of Mexican peso appreciation, higher deposit insurance costs driven by the absence of a benefit in the prior-year period, continued investments in technology and certain other items. For additional information on Citi’s transformation, including related expenses, see “Citi’s Multiyear Transformation” in Citi’s 2025 Form 10-K.
Provisions were $438 million in the current period, reflecting net credit losses of $366 million, and a net ACL build of $72 million. Net credit losses increased 43%, driven by higher volume and portfolio seasoning in Mexico Consumer. The net ACL build was primarily driven by higher volume. Provisions were $374 million in the prior-year period, reflecting net credit losses of $256 million, and a net ACL build of $118 million, largely driven by higher volume and transfer risk.
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

YTD 2026 vs. YTD 2025
Net loss was $1.4 billion, unchanged from the prior-year period.
All Other (managed basis) revenues increased 8%, driven by higher revenues in Legacy Franchises (managed basis), largely offset by lower revenues in Corporate/Other.
Legacy Franchises (managed basis) revenues increased 27%, driven by higher revenues in Mexico Consumer/SBMM (managed basis), partially offset by lower revenues in Asia Consumer (managed basis).
Mexico Consumer/SBMM (managed basis) revenues increased 35%, driven by the impact of Mexican peso appreciation, higher loan balances and higher deposits in retail banking, higher fee revenues from cards, insurance and retirement businesses, a gain on sale from an investment and episodic items.
Asia Consumer (managed basis) revenues decreased 37%, driven by the closed exits and wind-downs.
Corporate/Other revenues decreased to $(795) million, compared to $(133) million in the prior-year period, driven by lower net interest income, partially offset by higher non-interest revenue. The lower net interest income included actions taken, such as those to reduce Citi’s asset sensitivity due to a lower interest rate environment. The higher non-interest revenue was primarily driven by episodic items and gains on the sale of certain securities.
Expenses decreased 3%, driven by lower transformation expenses, lower expenses related to closed exits and wind-downs and lower legal expenses. This decline was primarily offset by the impact of Mexican peso appreciation, continued investments in technology, higher severance costs and higher compensation and benefits.
Provisions were $838 million, reflecting net credit losses of $737 million, and a net ACL build of $101 million. Net credit losses increased 44%, driven by higher volume and portfolio seasoning in Mexico Consumer. The net ACL build was driven by higher volume and changes in credit quality. Provisions were $733 million in the prior-year period, reflecting net credit losses of $512 million, and a net ACL build of $221 million, primarily driven by higher volume, uncertainty and deterioration in the macroeconomic outlook and transfer risk.

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
All Other (managed basis) and Legacy Franchises (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to:

•Grupo Financiero Banamex, S.A. de C.V. (Banamex), reported within All Other (U.S. GAAP), and
•Citi’s divestitures of its Asia Consumer businesses.

Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	Second Quarter
	2026			2025
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$937	$—	$937	$1,442	$—	$1,442
Non-interest revenue	820	20	800	97	(177)	274
Total revenues, net of interest expense	$1,757	$20	$1,737	$1,539	$(177)	$1,716
Total operating expenses	$2,245	$25	$2,220	$2,314	$37	$2,277
Net credit losses on loans	364	(2)	366	261	5	256
Credit reserve build (release) for loans	61	—	61	70	—	70
Provision for credit losses on unfunded lending commitments	(2)	—	(2)	(6)	—	(6)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	13	—	13	54	—	54
Provisions (benefits) for credit losses and PBC	$436	$(2)	$438	$379	$5	$374
Income (loss) from continuing operations before taxes	$(924)	$(3)	$(921)	$(1,154)	$(219)	$(935)
Income taxes (benefits)	(161)	(1)	(160)	(401)	(39)	(362)
Income (loss) from continuing operations	$(763)	$(2)	$(761)	$(753)	$(180)	$(573)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
NCI(3)	162	—	162	(21)	—	(21)
Net income (loss)	$(925)	$(2)	$(923)	$(732)	$(180)	$(552)

	Six Months
	2026			2025
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(5)	All Other (managed basis)
Net interest income	$1,940	$—	$1,940	$2,726	$—	$2,726
Non-interest revenue	1,512	33	1,479	276	(177)	453
Total revenues, net of interest expense	$3,452	$33	$3,419	$3,002	$(177)	$3,179
Total operating expenses	$4,420	$56	$4,364	$4,574	$71	$4,503
Net credit losses on loans	736	(1)	737	517	5	512
Credit reserve build (release) for loans	74	—	74	132	(11)	143
Provision for credit losses on unfunded lending commitments	(5)	—	(5)	(7)	—	(7)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	32	—	32	85	—	85
Provisions (benefits) for credit losses and PBC	$837	$(1)	$838	$727	$(6)	$733
Income (loss) from continuing operations before taxes	$(1,805)	$(22)	$(1,783)	$(2,299)	$(242)	$(2,057)
Income taxes (benefits)	(642)	(8)	(634)	(692)	(47)	(645)
Income (loss) from continuing operations	$(1,163)	$(14)	$(1,149)	$(1,607)	$(195)	$(1,412)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(1)	—	(1)
NCI(3)	267	—	267	(5)	—	(5)
Net income (loss)	$(1,431)	$(14)	$(1,417)	$(1,603)	$(195)	$(1,408)

(1)    The three months ended June 30, 2026 includes approximately $25 million in operating expenses ($18 million after-tax), primarily driven by separation costs in                  Mexico.
(2)    The three months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $37 million in operating expenses (approximately $26 million after-tax), primarily related to separation costs in Mexico. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
(3)    Net income attributable to NCI represents the portion of net earnings of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are deducted from All Other’s Income from continuing operations above (and the total for all businesses from Citigroup’s net income before attribution to noncontrolling interests) to arrive at All Other’s Net income above (and in total for all businesses from Citigroup’s net income). The increase in NCI in 2026 primarily relates to the Banamex equity sales completed in December 2025 and April 2026, resulting in a portion of Banamex’s earnings being attributable to noncontrolling shareholders.
(4)    The six months ended June 30, 2026 includes approximately $56 million in operating expenses ($41 million after-tax), primarily driven by separation costs in Mexico.
(5)    The six months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $71 million in operating expenses (approximately $49 million after-tax), largely related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.

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
In addition to prescribed minimum requirements, Citigroup and Citibank are required to maintain several risk-based regulatory capital buffers above the stated minimum capital requirements to avoid limitations on capital distributions and discretionary bonus payments to executive officers. These buffers may include a capital conservation buffer (CCB), stress capital buffer (SCB), countercyclical capital buffer (CCyB) and global systemically important bank holding company (GSIB) surcharge. Current minimum requirements and buffers for Citigroup and Citibank are presented in the tables below.
For information on potential changes to the U.S. Basel III rules, see “Regulatory Capital Standards and Developments” below.

Leverage Requirements
Under the U.S. Basel III rules, Citigroup and Citibank are also subject to Tier 1 Leverage and Supplementary Leverage ratio (SLR) requirements, including an enhanced Supplementary Leverage ratio (eSLR) requirement.
Citi early adopted revised requirements under amendments to the eSLR standards for GSIBs and their depository institution subsidiaries on January 1, 2026. As of June 30, 2026, Citigroup and Citibank were required to maintain an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%, resulting in a minimum SLR requirement of 4.0% for both entities. Under prior requirements, the minimum SLR requirement was 5.0% for Citigroup and 6.0% for Citibank.
In addition, under the revised eSLR standards, Citi’s external total loss-absorbing capacity (TLAC) and eligible long-term debt (LTD) leverage-based requirements were calibrated at 8.5% and 3.5%, respectively. For additional information regarding the eSLR buffer, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2025 Form 10-K.

Regulatory Capital Standards and Developments

Basel III Revisions
On March 19, 2026, the U.S. banking agencies issued a notice of proposed rulemaking, known as the Basel III proposal, to amend U.S. regulatory capital requirements. The public comment period on the proposal has closed, and the proposal remains under the agencies’ consideration.
The Basel III proposal would adopt a single approach for RWA measurement for the largest banks by replacing the current Standardized and Advanced Approaches with a new expanded risk-based approach (ERBA). ERBA, which includes revisions to the RWA calculation methodologies for credit, market and operational risk, is designed to improve risk sensitivity compared to the existing Standardized Approach and more closely align with international capital standards. For large banking organizations such as Citi, capital requirements under the new framework would consist of a prescribed minimum, the SCB, the GSIB surcharge and any applicable CCyB.
If adopted as proposed, the Basel III proposal would also impact the calculation of Total Leverage Exposure as well as affect external TLAC and LTD calculations.

GSIB Surcharge
On March 19, 2026, the FRB also proposed changes to the GSIB surcharge rule that aim to better align the surcharge calculation with systemic risks. The public comment period on the proposal has closed, and the proposal remains under FRB consideration.
The proposal would modify the U.S.–specific method 2 calculation through adjustments to the fixed systemic indicator coefficients to account for economic growth and inflation, modification to the short-term wholesale funding systemic indicator and the use of daily and monthly averages instead of year-end values. In addition, the proposal would narrow surcharge bands under method 2 from 50 bps to 10 bps to reduce cliff effects when moving between bands.

For information on proposed changes to the SCB and stress testing framework, see “Capital Resources—Regulatory Capital Standards and Developments” in Citi’s 2025 Form 10-K.
For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2025 Form 10-K.

Citigroup’s Capital Resources
The following table presents Citigroup’s risk-based capital requirements as of June 30, 2026 and December 31, 2025:

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

(1)    For additional information on the capital buffers, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2025 Form 10-K.
(2)    Although the SCB is generally updated each year based on the results of annual FRB supervisory stress tests, the FRB confirmed on June 24, 2026 that Citi’s SCB will remain at 3.6% until October 1, 2027.
N/A Not applicable

The following tables present Citigroup’s capital components and ratios as of June 30, 2026 and December 31, 2025:

	June 30, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$157,547		$157,547
Tier 1 Capital		180,941		180,941
Total Capital		217,595		208,280
Total Risk-Weighted Assets		1,232,309		1,329,505
Credit Risk		$1,175,294		$958,642
Market Risk		57,015		55,936
Operational Risk		N/A		314,927
CET1 Capital ratio(1)	11.6%	12.78%	10.5%	11.85%
Tier 1 Capital ratio(2)	13.1	14.68	12.0	13.61
Total Capital ratio(3)	15.1	17.66	14.0	15.67
Quarterly Adjusted Average Total Assets(4)		$2,898,621		$2,898,621
Leverage ratio	4.0%	6.24%	4.0%	6.24%
Total Leverage Exposure(5)				3,514,390
Supplementary Leverage ratio(6)			4.0%	5.15%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$157,099		$157,099
Tier 1 Capital		179,675		179,675
Total Capital		216,468		206,170
Total Risk-Weighted Assets		1,192,174		1,316,371
Credit Risk		$1,131,414		$943,012
Market Risk		60,760		59,758
Operational Risk		N/A		313,601
CET1 Capital ratio(1)	11.6%	13.18%	10.5%	11.93%
Tier 1 Capital ratio(2)	13.1	15.07	12.0	13.65
Total Capital ratio(3)	15.1	18.16	14.0	15.66
Quarterly Adjusted Average Total Assets(4)		$2,685,119		$2,685,119
Leverage ratio	4.0%	6.69%	4.0%	6.69%
Total Leverage Exposure(5)				3,276,212
Supplementary Leverage ratio			5.0%	5.48%

(1)For all periods presented, Citi’s binding CET1 Capital ratios were derived under the Standardized Approach.
(2)Citi’s binding Tier 1 Capital ratios were derived under the Standardized Approach for June 30, 2026 and the Advanced Approaches for December 31, 2025.
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
(6)As of June 30, 2026, Citigroup’s minimum SLR requirement was 4.0%, including an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
N/A Not applicable

Citi’s CET1 Capital ratio decreased under both the Standardized and Advanced Approaches from December 31, 2025, largely driven by common share repurchases, the payment of common and preferred dividends and increases in Standardized and Advanced Approaches RWA, primarily offset by net income and the impact of Citi’s sales of AO Citibank in Russia and a 22.6% equity stake in Banamex.

As indicated in the table above, Citigroup’s capital ratios at June 30, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citigroup was “well capitalized” under federal bank regulatory agencies definitions as of June 30, 2026.

Components of Citigroup Capital

In millions of dollars	June 30, 2026	December 31, 2025	$ Change 2025 to 2026
Common stockholders’ equity(1)	$192,534	$192,304	$230
Qualifying noncontrolling interests includable in CET1 Capital(2)	171	226	(55)
Goodwill, net of related deferred tax liabilities (DTLs)(3)	(18,391)	(18,482)	91
Other intangible assets, net of related DTLs	(3,829)	(3,135)	(694)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(10,214)	(10,784)	570
Excess over 10%/15% limitations for other DTAs, certain common stock investments and mortgage servicing rights (MSRs)(4)	(3,161)	(3,117)	(44)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	1,638	1,919	(281)
Other	(1,201)	(1,832)	631
Total Common Equity Tier 1 Capital	$157,547	$157,099	$448
Qualifying noncumulative perpetual preferred stock(1)	$19,481	$19,987	$(506)
Qualifying trust preferred securities(5)	1,440	1,433	7
Qualifying noncontrolling interests includable in Tier 1 Capital, not included in CET1 Capital(2)	2,547	1,229	1,318
Other	(74)	(73)	(1)
Total Tier 1 Capital	$180,941	$179,675	$1,266
Qualifying subordinated debt	$21,989	$22,380	$(391)
Qualifying noncontrolling interests includable in Total Capital, not included in Tier 1 Capital(2)	206	247	(41)
Eligible allowance for credit losses	14,830	14,311	519
Other	(371)	(145)	(226)
Total Capital (Standardized Approach)	$217,595	$216,468	$1,127
Adjustment for excess of eligible credit reserves over expected credit losses(6)	$(9,315)	$(10,298)	$983
Total Capital (Advanced Approaches)	$208,280	$206,170	$2,110

(1)Issuance costs of $69 million and $63 million related to outstanding noncumulative perpetual preferred stock at June 30, 2026 and December 31, 2025, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Represents the amount of qualifying capital issued by consolidated subsidiaries and held by external parties that is eligible for inclusion in Citi’s regulatory capital under the U.S. Basel III rules.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)At June 30, 2026 and December 31, 2025, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.5 billion and $4.0 billion at June 30, 2026 and December 31, 2025, respectively.

Citigroup Risk-Weighted Assets Rollforward

In millions of dollars	Standardized Approach	Advanced Approaches
Total Risk-Weighted Assets at December 31, 2025	$1,192,174	$1,316,371
General credit risk exposures(1)	19,148	13,623
Derivatives	12,113	1,790
Securities financing transactions	17,350	6,002
Securitization exposures	2,720	4,022
Equity exposures	(4,345)	(4,666)
Other exposures	(3,106)	(5,140)
Change in Credit Risk-Weighted Assets	$43,880	$15,631
Change in Market Risk-Weighted Assets	$(3,745)	$(3,823)
Change in Operational Risk-Weighted Assets	N/A	$1,326
Total Risk-Weighted Assets at June 30, 2026	$1,232,309	$1,329,505

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.
N/A Not applicable

As presented in the table above, for the six months ended June 30, 2026, Citigroup’s Credit RWAs increased under both the Standardized and Advanced Approaches compared to December 31, 2025, mainly driven by increased derivatives and securities financing transactions activity, growth in corporate lending and the acquisition of the additional American Airlines co-branded card portfolio. These increases were partially offset by the sale of AO Citibank in Russia predominantly reducing other exposures, a decrease in equity exposures associated with episodic activity and the sale of the Poland consumer banking business. Advanced Approaches Credit RWAs also experienced reductions due to model updates.
Market RWAs decreased under both the Standardized and Advanced Approaches compared to December 31, 2025, primarily due to increased downside protection in equity products, exposure changes across multiple asset classes and revised treatment for certain foreign exchange exposures.

Capital Resources of Citibank
The following table presents the risk-based capital requirements for Citibank, Citi’s primary U.S. depository institution subsidiary, under both the Standardized and Advanced Approaches as of June 30, 2026 and December 31, 2025:

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

The following tables present the capital components and ratios for Citibank as of June 30, 2026 and December 31, 2025:

	June 30, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$152,966		$152,966
Tier 1 Capital		155,093		155,093
Total Capital		171,080		163,115
Total Risk-Weighted Assets		1,041,654		1,109,220
Credit Risk		$1,005,149		$822,179
Market Risk		36,505		35,690
Operational Risk		N/A		251,351
CET1 Capital ratio(1)	7.0%	14.68%	7.0%	13.79%
Tier 1 Capital ratio(1)	8.5	14.89	8.5	13.98
Total Capital ratio(1)	10.5	16.42	10.5	14.71
Quarterly Adjusted Average Total Assets(2)		$1,970,126		$1,970,126
Leverage ratio	5.0%	7.87%	5.0%	7.87%
Total Leverage Exposure(3)				2,512,942
Supplementary Leverage ratio(4)			4.0%	6.17%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$158,202		$158,202
Tier 1 Capital		160,338		160,338
Total Capital		175,949		168,005
Total Risk-Weighted Assets		1,006,961		1,104,193
Credit Risk		$971,591		$818,714
Market Risk		35,370		35,208
Operational Risk		N/A		250,271
CET1 Capital ratio(1)	7.0%	15.71%	7.0%	14.33%
Tier 1 Capital ratio(1)	8.5	15.92	8.5	14.52
Total Capital ratio(1)	10.5	17.47	10.5	15.22
Quarterly Adjusted Average Total Assets(2)		$1,864,383		$1,864,383
Leverage ratio	5.0%	8.60%	5.0%	8.60%
Total Leverage Exposure(3)				2,374,748
Supplementary Leverage ratio			6.0%	6.75%

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
(4)As of June 30, 2026, Citibank’s minimum SLR requirement was 4.0%, including an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
N/A Not applicable

As presented in the table above, Citibank’s capital ratios at June 30, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of June 30, 2026.

Citigroup Broker-Dealer Subsidiaries
At June 30, 2026, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $18 billion, which exceeded the minimum requirement by $12 billion.
Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $27 billion at June 30, 2026, which exceeded the PRA’s combined buffer and minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries and jurisdictions in which they operate, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2026.

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
The table below details Citi’s external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	June 30, 2026
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$337	$151
% of Advanced Approaches risk- weighted assets	25.4%	11.3%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$38	$24
% of Total Leverage Exposure	9.6%	4.3%
Regulatory requirement(3)	8.5	3.5
Surplus amount	$39	$28

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.
(3)    Both leverage-based external TLAC and LTD requirements include an eSLR buffer of 1.0%.

On January 1, 2026, Citi adopted the eSLR final rule issued on November 25, 2025, which included conforming changes to the external TLAC and LTD regulatory requirements. As of June 30, 2026, Citi’s external TLAC and LTD leverage-based requirements were 8.5% and 3.5%, respectively.
As of June 30, 2026, Citi exceeded each of the external TLAC and LTD regulatory requirements, resulting in a $24 billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches RWA.
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

In millions of dollars or shares, except per share amounts	June 30, 2026	December 31, 2025
Total Citigroup stockholders’ equity	$212,015	$212,291
Less: Preferred stock	19,550	20,050
Common stockholders’ equity	$192,465	$192,241
Less:
Goodwill	19,012	19,098
Identifiable intangible assets (other than MSRs)	4,216	3,525
Tangible common equity (TCE)	$169,237	$169,618
Common shares outstanding (CSO)	1,677.4	1,747.5
Book value per share (common stockholders’ equity/CSO)	$114.74	$110.01
Tangible book value per share (TCE/CSO)	100.89	97.06

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Net income available to common shareholders	$5,493	$3,732	$10,973	$7,527
Average common stockholders’ equity	$193,160	$195,622	$192,883	$193,708
Less:
Average goodwill	20,227	19,807	19,880	19,349
Average intangible assets (other than MSRs)	3,878	3,659	3,760	3,684
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	—	16	—	16
Average TCE	$169,055	$172,140	$169,243	$170,659
Return on average common stockholders’ equity	11.4%	7.7%	11.5%	7.8%
RoTCE	13.0	8.7	13.1	8.9

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

Average Loans
The table below details average loans, by segment and All Other, and total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	2Q26	1Q26	2Q25
Services	$103	$99	$94
Markets	176	162	136
Banking	88	83	84
Wealth	206	205	197
USCC(1)
GPCC	$145	$138	$134
PLCC	28	29	30
Installment Lending	4	4	4
Total USCC	$177	$171	$168
All Other(1)	$35	$35	$33
Total Citigroup loans (AVG)	$785	$755	$712
Total Citigroup loans (EOP)	$794	$762	$725

(1)    There may be slight rounding differences in other tables where the balances are presented with decimals.

Average loans increased 10% year-over-year and 4% sequentially. The year-over-year increase was driven by growth in Markets, Services, Wealth and USCC.
As of the second quarter of 2026, average loans (compared to the second quarter of 2025) for:

•Services increased 10%, primarily driven by increased demand in TTS for working capital loans as well as export and agency finance activities.
•Markets increased 29%, primarily driven by asset-based financing in spread products.
•Banking increased 5%, driven by growth in loans associated with episodic investment banking activity, partially offset by a decline in Corporate Lending balances.
•Wealth increased 5%, driven by growth in securities-based lending and mortgages.
•USCC increased 5%, driven by growth in GPCC (including the acquisition of the additional American Airlines co-branded card portfolio), partially offset by a decline in PLCC.
•All Other increased 6%, driven by growth in Mexico Consumer/SBMM (including the impact of Mexican peso appreciation), partially offset by the continued wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS loans to Other assets).

For information about changes in Citi’s end-of-period loans, see “Balance Sheet Overview” above.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises, and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	June 30, 2026				December 31, 2025
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)(2)	$161	$151	$57	$369	$151	$136	$50	$337
Unfunded lending commitments (off-balance sheet)(3)(4)	149	316	30	495	141	311	28	480
Total exposure	$310	$467	$87	$864	$292	$447	$78	$817

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Excludes loans carried at fair value of $8.2 billion and HFS of $5.6 billion as of June 30, 2026.
(3)    Includes unused commitments to lend, letters of credit and financial guarantees.
(4)    Includes lending-related commitments carried at fair value and HFS as of June 30, 2026.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	June 30, 2026	December 31, 2025
North America	57%	58%
International	43	42
Total	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	16%	16%
LATAM	7	7
United Kingdom	6	6
Japan, Asia North and Australia (JANA)	6	6
Asia South	4	4
Middle East, Africa and Russia (MEA)	4	3

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2026	December 31, 2025
AAA/AA/A	47%	49%
BBB	31	29
BB/B	20	20
CCC or below	2	2
Total	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2026. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.
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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The industry classifications are generally based on the clients’ primary business activity. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2026	December 31, 2025
Transportation and industrials	18%	19%
Technology, media and telecom	14	14
Banks and finance companies(1)	13	13
Real estate	13	11
Commercial	9	8
Residential	4	3
Consumer retail	10	10
Power, chemicals, metals and mining	8	8
Energy and commodities	5	6
Healthcare	5	5
Public sector	4	4
Insurance	4	3
Asset managers and funds	4	3
Financial markets infrastructure	2	3
Other industries	—	1
Total	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See “Corporate Credit Portfolio—Industry” below.

Corporate Credit Portfolio—Industry
As of June 30, 2026, the corporate credit portfolio increased $47 billion, or 6%, since December 31, 2025. The growth was primarily driven by increased client activity in real estate, largely within Markets; banks and finance companies, primarily within Markets; and technology, media and telecom, primarily within Banking and Markets.

June 30, 2026					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$156,847	$58,122	$98,725	$115,705	$35,086	$5,576	$480	$67	$9	$(7,431)
Industrials	75,119	22,674	52,445	54,532	16,858	3,359	370	55	9	(4,034)
Autos(6)	48,962	22,390	26,572	38,924	8,408	1,602	28	7	—	(2,286)
Transportation	32,766	13,058	19,708	22,249	9,820	615	82	5	—	(1,111)
Technology, media and telecom	124,312	37,938	86,374	87,203	32,254	4,692	163	31	93	(8,939)
Banks and finance companies	115,640	81,060	34,580	103,937	10,454	1,156	93	—	1	(667)
Real estate	107,515	73,341	34,174	89,724	13,276	4,073	442	2	(13)	(1,072)
Commercial	77,355	49,284	28,071	61,806	11,171	3,936	442	2	(13)	(1,072)
Residential	30,160	24,057	6,103	27,918	2,105	137	—	—	—	—
Consumer retail	86,794	34,479	52,315	62,234	20,917	3,319	324	26	12	(5,358)
Power, chemicals, metals and mining	65,929	21,221	44,708	47,276	14,313	3,848	492	54	54	(5,703)
Power	29,406	6,810	22,596	24,213	4,713	480	—	17	—	(2,851)
Chemicals	21,787	8,417	13,370	12,833	5,955	2,662	337	22	49	(1,986)
Metals and mining	14,736	5,994	8,742	10,230	3,645	706	155	15	5	(866)
Energy and commodities(7)	45,463	13,466	31,997	34,457	9,928	968	110	1	(12)	(3,097)
Healthcare	41,946	8,732	33,214	33,418	7,080	1,410	38	17	2	(3,692)
Public sector	33,772	20,512	13,260	29,898	3,055	744	75	11	2	(569)
Insurance	31,189	4,171	27,018	28,623	2,438	128	—	1	—	(4,122)
Asset managers and funds	32,081	12,643	19,438	25,645	6,285	82	69	1	(6)	(342)
Financial markets infrastructure	17,418	533	16,885	17,290	128	—	—	—	—	(15)
Securities firms	1,340	208	1,132	1,282	57	1	—	—	—	(25)
Other industries(8)	4,002	2,508	1,494	3,386	506	103	7	46	—	—
Total	$864,248	$368,934	$495,314	$680,078	$155,777	$26,100	$2,293	$257	$142	$(41,032)
(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $8.2 billion and HFS of $5.6 billion as of June 30, 2026.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of June 30, 2026.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $41.0 billion of purchased credit protection, $38.1 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.9 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $27.2 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $18.7 billion ($10.5 billion of which was funded exposure with 100% rated investment grade) as of June 30, 2026.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of June 30, 2026, Citi’s total exposure to these energy-related entities was approximately $5.3 billion, of which approximately $2.4 billion consisted of direct outstanding funded loans.
(8)    Includes $1.0 billion and $0.1 billion of funded and unfunded exposure at June 30, 2026, respectively, primarily related to commercial credit card delinquency-managed loans.

December 31, 2025					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$153,721	$58,014	$95,707	$114,560	$33,086	$5,652	$423	$115	$24	$(7,882)
Autos(6)	51,344	22,265	29,079	41,389	8,336	1,609	10	4	7	(2,504)
Transportation	30,298	13,512	16,786	21,518	7,892	729	159	33	2	(1,166)
Industrials	72,079	22,237	49,842	51,653	16,858	3,314	254	78	15	(4,212)
Technology, media and telecom	115,075	34,144	80,931	73,946	37,367	3,417	345	49	6	(7,701)
Banks and finance companies	106,266	73,206	33,060	95,515	9,614	1,057	80	4	151	(691)
Real estate	90,677	62,776	27,901	76,691	9,881	3,454	651	32	11	(917)
Commercial	69,548	44,387	25,161	55,769	9,674	3,454	651	31	11	(917)
Residential	21,129	18,389	2,740	20,922	207	—	—	1	—	—
Consumer retail	82,879	34,119	48,760	58,111	20,751	3,841	176	23	77	(5,614)
Power, chemicals, metals and mining	61,347	18,695	42,652	43,453	12,408	5,058	428	28	5	(5,860)
Power	27,099	6,319	20,780	22,201	4,485	386	27	2	8	(2,829)
Chemicals	21,048	6,956	14,092	12,688	4,651	3,387	322	24	1	(2,128)
Metals and mining	13,200	5,420	7,780	8,564	3,272	1,285	79	2	(4)	(903)
Energy and commodities(7)	46,282	12,686	33,596	37,864	7,453	790	175	7	77	(3,176)
Healthcare	43,520	8,076	35,444	34,162	7,779	1,555	24	25	3	(3,520)
Public sector	31,498	17,063	14,435	28,321	2,649	515	13	47	3	(595)
Asset managers and funds	27,725	10,642	17,083	20,957	6,611	153	4	3	—	(117)
Insurance	27,620	3,657	23,963	25,585	1,967	68	—	1	—	(4,494)
Financial markets infrastructure	23,360	151	23,209	23,227	133	—	—	—	—	(14)
Securities firms	1,286	154	1,132	1,074	211	1	—	—	—	(19)
Other industries(8)	5,995	3,510	2,485	4,254	1,614	116	11	39	8	(2)
Total	$817,251	$336,893	$480,358	$637,720	$151,524	$25,677	$2,330	$373	$365	$(40,602)

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
At June 30, 2026 and December 31, 2025, Banking had economic hedges on the corporate credit portfolio with notional values of $41.0 billion and $40.6 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The purchased credit protection was economically hedging underlying Banking corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2026	December 31, 2025
AAA/AA/A	52%	47%
BBB	37	41
BB/B	10	11
CCC or below	1	1
Total	100%	100%

This page intentionally left blank.

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USCC and the consumer portion of All Other—Legacy Franchises.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	June 30, 2026	December 31, 2025
Wealth(2)(3)
Mortgages(4)	$139.9	$139.5
Securities-based lending	36.5	33.4
Personal, small business and other	27.0	26.5
Cards	4.7	4.9
Total	$208.1	$204.3
USCC
GPCC(5)	$149.2	$143.2
PLCC	28.4	30.5
Installment Lending	3.8	3.8
Total	$181.4	$177.5
All Other—Legacy Franchises
Mexico Consumer	$23.9	$22.5
Asia Consumer(6)	2.1	2.5
Legacy Holdings Assets(7)	1.0	1.7
Total	$27.0	$26.7
Total consumer loans	$416.5	$408.5

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $151.9 billion and $150.2 billion of loans in North America as of June 30, 2026 and December 31, 2025, respectively. For additional information on the credit quality of the Wealth portfolio, see “Consumer Loans” in Note 12.
(3)Consists of $56.2 billion and $54.1 billion of loans outside North America as of June 30, 2026 and December 31, 2025, respectively. For additional information on Wealth’s loan portfolio by geography, see “Consumer Loans” in Note 12.
(4)See Note 12 for details on loan-to-value ratios for the mortgage portfolios and FICO scores for the U.S. portfolio.
(5)Includes the impact from the acquisition of the additional American Airlines co-branded card portfolio in the second quarter of 2026.
(6)Asia Consumer loan balances, reported within All Other—Legacy Franchises, include the remaining Asia Consumer loan portfolio in Korea.
(7)    Consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Credit Risk—Average Loans” above.

Consumer Credit Trends

U.S. Consumer Cards

U.S. Consumer Cards (USCC) consists of unsecured consumer lending, including General Purpose Credit Cards (GPCC), Private Label Credit Cards (PLCC) and Installment Lending products.
As of June 30, 2026, approximately 98% of USCC EOP loans consisted of GPCC and PLCC loans, of which 84% represented GPCC loans and 16% represented PLCC loans. GPCC and PLCC loans generally drive the overall credit performance of USCC, as GPCC and PLCC net credit losses represented approximately 97% of USCC’s total net credit losses for the second quarter of 2026.
As presented in the chart above, the second quarter of 2026 net credit loss rate for USCC increased quarter-over-quarter, driven by losses related to the launch of a Citi branded product in 2025, and decreased year-over-year, reflecting improvements in portfolio performance (see “GPCC” and “PLCC” below).
The 90+ days past due delinquency rate decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.

GPCC

As presented in the chart above, the second quarter of 2026 net credit loss rate for GPCC increased quarter-over-quarter, driven by losses related to the launch of a Citi branded product in 2025, and decreased year-over-year, reflecting improvements in portfolio performance.
The 90+ days past due delinquency rate decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.

PLCC

As presented in the chart above, the second quarter of 2026 net credit loss rate for PLCC decreased quarter-over-quarter, largely driven by seasonality, and decreased year-over-year, reflecting improvements in portfolio performance.
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

FICO distribution(1)	June 30, 2026	March 31, 2026	June 30, 2025
GPCC
≥ 740	53%	52%	52%
660–739	34	35	35
< 660	13	13	13
Total	100%	100%	100%
PLCC
≥ 740	36%	35%	36%
660–739	40	40	40
< 660	24	25	24
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and for customers for which no FICO scores are available.

The FICO distribution of the GPCC and PLCC portfolios was largely unchanged quarter-over-quarter and year-over-year. The FICO distribution continued to reflect the strong underlying credit quality of the portfolios. See Note 12 for additional information on FICO scores.

Wealth

Wealth includes Citigold and Retail Banking, the Private Bank and Wealth at Work, and provides lending services to a range of client segments through consumer mortgages, securities-based lending, credit cards and other lending products, which could be delinquency managed or classifiably managed.
As of June 30, 2026, approximately $52 billion, or 25%, of the portfolios were classifiably managed and primarily consisted of securities-based lending, commercial real estate loans, personal and small business loans and other lending products. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 68% were rated investment grade. The 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, while the net credit loss rates were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the second quarter of 2026 net credit loss rate in Wealth decreased quarter-over-quarter, primarily driven by the absence of episodic charge-offs realized in prior periods, and decreased year-over-year, driven by the absence of episodic charge-offs realized in prior periods and the absence of losses related to the California wildfires.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, driven by consumer mortgages exiting forbearance programs related to the California wildfires.

Mexico Consumer

Mexico Consumer provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As of June 30, 2026, approximately 40% of Mexico Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Mexico Consumer portfolios, as the cards net credit losses represented approximately 60% of total Mexico Consumer net credit losses for the second quarter of 2026.
As presented in the chart above, the second quarter of 2026 net credit loss rate in Mexico Consumer decreased quarter-over-quarter, largely driven by seasonality, and increased year-over-year, largely driven by the growth and seasoning of credit card loans.
The 90+ days past due delinquency rate increased quarter-over-quarter, driven by seasonality, and increased year-over-year, primarily driven by the growth and seasoning of credit card loans.

For additional details on provisions, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USCC, Wealth and All Other—Legacy Franchises above and Note 12.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)		30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Wealth delinquency-managed loans(3)(4)	$156.0	$413	$525	$463	$496
Ratio		0.27%	0.34%	0.30%	0.32%
Wealth classifiably managed loans(5)	52.1	N/A	N/A	N/A	N/A
USCC(6)
Total	$181.4	$2,371	$2,567	$2,314	$2,424
Ratio		1.31%	1.45%	1.28%	1.37%
Credit cards total(6) (a+b) = (c)	177.6	2,351	2,545	2,267	2,373
Ratio		1.32%	1.47%	1.28%	1.37%
GPCC(6) (a)	149.2	1,805	1,895	1,744	1,766
Ratio		1.21%	1.32%	1.17%	1.23%
PLCC(6) (b)	28.4	546	650	523	607
Ratio		1.92%	2.13%	1.84%	1.99%
Installment Lending	3.8	20	22	47	51
Ratio		0.53%	0.58%	1.24%	1.37%
All Other
Total	$27.0	$471	$448	$427	$420
Ratio		1.76%	1.69%	1.59%	1.58%
Mexico Consumer(7)	23.9	428	387	380	358
Ratio		1.79%	1.72%	1.59%	1.59%
Asia Consumer(8)	2.1	11	14	12	15
Ratio		0.52%	0.56%	0.57%	0.60%
Legacy Holdings Assets (consumer)(9)	1.0	32	47	35	47
Ratio		4.00%	3.13%	4.38%	3.13%
Total Citigroup consumer	$416.5	$3,255	$3,540	$3,204	$3,340
Ratio		0.89%	0.98%	0.88%	0.93%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Wealth loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)The 90+ days past due and 30–89 days past due and related ratios exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $65 million ($0.4 billion) and $61 million ($0.4 billion) at June 30, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $51 million and $60 million at June 30, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
(5)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of June 30, 2026 and December 31, 2025, 68% and 69%, respectively, of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
(6)The 90+ days past due balances for GPCC and PLCC are generally still accruing interest. Citi’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(7)EOP loans include approximately $1.4 billion of classifiably managed loans.
(8)Asia Consumer loan balances and the related delinquencies, reported within All Other—Legacy Franchises, include the remaining Asia Consumer loan portfolio in Korea.
(9) The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for 90+ days past due and (EOP loans) were $68 million ($0.2 billion) and $65 million ($0.2 billion) at June 30, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $26 million and $29 million at June 30, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q26	2Q26	1Q26	2Q25
Wealth	$205.9	$57	$88	$73
Ratio		0.11%	0.17%	0.15%
USCC
Total	$177.0	$1,850	$1,742	$1,856
Ratio		4.19%	4.12%	4.43%
Credit cards total (a+b) = (c)	173.2	1,788	1,684	1,798
Ratio		4.14%	4.08%	4.38%
GPCC (a)	144.9	1,450	1,324	1,409
Ratio		4.01%	3.87%	4.20%
PLCC (b)	28.3	338	360	389
Ratio		4.79%	5.05%	5.18%
Installment Lending	3.8	62	58	58
Ratio		6.54%	6.19%	6.29%
All Other—Legacy Franchises (managed basis)(3)
Total	$27.4	$365	$369	$251
Ratio		5.34%	5.52%	4.04%
Mexico Consumer	23.7	362	361	250
Ratio		6.13%	6.37%	5.28%
Asia Consumer (managed basis)(3)(4)	2.2	6	11	5
Ratio		1.09%	1.86%	0.50%
Legacy Holdings Assets (consumer)	1.5	(3)	(3)	(4)
Ratio		(0.80)%	(0.72)%	(0.84)%
Reconciling Items(3)		(2)	1	5
Total Citigroup	$410.3	$2,270	$2,200	$2,185
Ratio		2.22%	2.21%	2.25%

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
(4)Asia Consumer NCLs and average loan balances, reported within All Other—Legacy Franchises, include the remaining Asia Consumer loan portfolio in Korea. Citi’s Poland consumer banking business was classified as HFS during the second quarter of 2025 as a result of Citi’s agreement to sell the business. Accordingly, these NCLs are not included in this table. Citi completed the sale of the Poland consumer banking business in the second quarter of 2026. See Note 2.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

In millions of dollars	June 30, 2026	December 31, 2025
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$120,516	$119,389
Home equity loans(2)	2,271	2,872
Credit cards	177,608	173,656
Personal, small business and other	34,068	33,211
Total	$334,463	$329,128
In offices outside North America(1)
Residential mortgages(2)	$23,866	$24,041
Credit cards	14,814	14,701
Personal, small business and other	43,479	40,320
Total	$82,159	$79,062
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$416,622	$408,190
Unallocated portfolio-layer cumulative basis adjustments	$(102)	$343
Consumer loans, net of unearned income(3)	$416,520	$408,533
Corporate loans
In North America offices(1)
Commercial and industrial	$64,702	$57,406
Financial institutions	82,691	72,154
Mortgage and real estate(2)	19,253	17,931
Installment and other(4)	26,576	23,104
Lease financing	70	72
Total	$193,292	$170,667
In offices outside North America(1)
Commercial and industrial	$98,962	$96,886
Financial institutions	31,817	27,054
Mortgage and real estate(2)	10,360	9,856
Installment and other(4)	36,575	34,100
Lease financing	53	47
Governments and official institutions	6,083	5,070
Total	$183,850	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$377,142	$343,680
Unallocated portfolio-layer cumulative basis adjustments	$(4)	$17
Corporate loans, net of unearned income(5)	$377,138	$343,697
Total loans—net of unearned income	$793,658	$752,230
Allowance for credit losses on loans (ACLL)	(19,961)	(19,247)
Total loans—net of unearned income and ACLL	$773,697	$732,983
ACLL as a percentage of total loans—net of unearned income(6)	2.54%	2.58%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	3.96%	3.96%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.94%	0.91%

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification of corporate loans between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the risk-based country view is immaterial for the purposes of classification of corporate loans between offices in North America and outside North America.
(2)Loans secured primarily by real estate.
(3)Consumer loans are net of unearned income of $997 million and $971 million at June 30, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(4)Installment and other includes loans to SPEs and TTS commercial cards.

(5)Corporate loans include Mexico SBMM loans and are net of unearned income of $(1.1) billion and $(1.1) billion at June 30, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2Q26	1Q26	4Q25	3Q25	2Q25
Allowance for credit losses on loans (ACLL) at beginning of period	$19,636	$19,247	$19,206	$19,123	$18,726
Provision for credit losses on loans (PCLL)
Consumer	$2,361	$2,298	$2,107	$2,189	$2,169
Corporate	242	307	93	70	308
Total	$2,603	$2,605	$2,200	$2,259	$2,477
Gross credit losses on loans
Consumer
In U.S. offices	$2,369	$2,325	$2,244	$2,243	$2,314
In offices outside the U.S.	459	453	414	369	346
Corporate
In U.S. offices	125	17	18	28	34
In offices outside the U.S.	28	25	48	86	29
Total	$2,981	$2,820	$2,724	$2,726	$2,723
Gross recoveries on loans
Consumer
In U.S. offices	$502	$532	$465	$448	$426
In offices outside the U.S.	56	46	45	42	49
Corporate
In U.S. offices	7	30	8	11	7
In offices outside the U.S.	12	4	16	11	7
Total	$577	$612	$534	$512	$489
Net credit losses on loans (NCLs)
In U.S. offices	$1,985	$1,780	$1,789	$1,812	$1,915
In offices outside the U.S.	419	428	401	402	319
Total	$2,404	$2,208	$2,190	$2,214	$2,234
Other—net(1)(2)(3)(4)(5)(6)	$126	$(8)	$31	$38	$154
Allowance for credit losses on loans (ACLL) at end of period	$19,961	$19,636	$19,247	$19,206	$19,123
ACLL as a percentage of EOP loans(7)	2.54%	2.61%	2.58%	2.65%	2.67%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$1,899	$2,013	$1,833	$1,820	$1,721
Total ACLL and ACLUC	$21,860	$21,649	$21,080	$21,026	$20,844
Net consumer credit losses on loans	$2,270	$2,200	$2,148	$2,122	$2,185
As a percentage of average consumer loans	2.22%	2.21%	2.12%	2.12%	2.25%
Net corporate credit losses on loans	$134	$8	$42	$92	$49
As a percentage of average corporate loans	0.14%	0.01%	0.05%	0.11%	0.06%
ACLL by type at end of period(9)
Consumer	$16,510	$16,297	$16,194	$16,205	$16,100
Corporate	3,451	3,339	3,053	3,001	3,023
Total	$19,961	$19,636	$19,247	$19,206	$19,123
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The second quarter of 2026 includes approximately $78 million related to the acquisition of the additional American Airlines co-branded card portfolio and an increase of approximately $48 million related to FX translation.
(3)The first quarter of 2026 includes a decrease of approximately $8 million related to FX translation.
(4)The fourth quarter of 2025 includes an increase of approximately $31 million related to FX translation.
(5)The third quarter of 2025 includes an increase of approximately $38 million related to FX translation.
(6)The second quarter of 2025 includes an approximate $29 million reclass related to Citi’s agreement to sell its Poland consumer banking business. That ACLL was transferred to Other assets during the second quarter of 2025. The second quarter of 2025 also includes FX translation.
(7)June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025 and June 30, 2025 exclude $8.2 billion, $8.5 billion, $6.9 billion, $7.9 billion and $9.3 billion, respectively, of loans that are carried at fair value.

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

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2026
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.5	$177.6	7.6%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.2	122.7	0.2
North America other(3)	0.2	30.2	0.7
International cards	1.2	14.8	8.1
International other(3)	1.0	67.5	1.5
Total(1)	$16.5	$416.6	4.0%
Corporate(4)
Commercial and industrial	$2.1	$160.8	1.3%
Financial institutions	0.3	112.9	0.3
Mortgage and real estate(4)	0.8	29.6	2.7
Installment and other	0.3	65.6	0.5
Total(1)	$3.5	$368.9	0.9%
Loans at fair value(1)	N/A	$8.2	N/A
Total Citigroup	$20.0	$793.7	2.5%

	December 31, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$173.7	7.7%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	122.6	0.1
North America other(3)	0.2	29.4	0.7
International cards	1.2	14.7	8.2
International other(3)	0.9	64.3	1.4
Total(1)	$16.1	$408.5	4.0%
Corporate(4)
Commercial and industrial	$1.8	$151.8	1.2%
Financial institutions	0.3	98.9	0.3
Mortgage and real estate(4)	0.7	27.8	2.5
Installment and other	0.3	58.4	0.5
Total(1)	$3.1	$336.9	0.9%
Loans at fair value(1)	N/A	$6.9	N/A
Total Citigroup	$19.2	$752.2	2.6%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both GPCC and PLCC. As of June 30, 2026, the $13.5 billion of ACLL represented approximately 23 months of coincident net credit loss coverage (based on second quarter of 2026 NCLs). As of December 31, 2025, the $13.3 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on fourth quarter of 2025 NCLs).
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
N/A Not applicable

The following tables detail Citi’s corporate credit ACLL by industry exposure:

	June 30, 2026
In millions of dollars, except percentages	Funded exposure(1)(2)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$81,060	$203	0.3%
Real estate	73,341	795	1.1
Commercial	49,284	765	1.6
Residential	24,057	30	0.1
Transportation and industrials	58,122	724	1.2
Technology, media and telecom	37,938	432	1.1
Consumer retail	34,479	368	1.1
Power, chemicals, metals and mining	21,221	455	2.1
Public sector	20,512	110	0.5
Energy and commodities	13,466	140	1.0
Asset managers and funds	12,643	54	0.4
Healthcare	8,732	123	1.4
Insurance	4,171	11	0.3
Financial markets infrastructure	533	—	—
Securities firms	208	3	1.4
Other industries	2,508	33	1.3
Total(3)	$368,934	$3,451	0.9%

(1)    Funded exposure excludes loans carried at fair value of $8.2 billion that are not subject to the ACLL.
(2)    Includes $1.0 billion of funded exposure primarily related to commercial credit card delinquency-managed loans.
(3)    The ACLL above reflects coverage of 0.4% of funded investment-grade exposure and 2.8% of funded non-investment-grade exposure.

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

Non-Accrual Loans (NAL)
The table below summarizes Citigroup’s NAL as of the periods indicated. NAL may still be current on interest payments. In situations where Citi reasonably expects that none or only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. For all other NAL, cash interest receipts are generally recorded as revenue.
Total NAL decreased $0.4 billion at June 30, 2026 compared to December 31, 2025. Corporate NAL decreased $0.3 billion, driven by loan sales in Banking and upgrades in Markets, partially offset by a limited number of idiosyncratic downgrades in Banking. Consumer NAL decreased $0.1 billion, primarily driven by loan repayments in Wealth.

	June 30,	December 31,
In millions of dollars	2026	2025
Corporate NAL by region(1)(2)(3)
North America	$784	$1,145
International	963	856
Total	$1,747	$2,001
International NAL by cluster
United Kingdom	$153	$127
Japan, Asia North and Australia (JANA)	30	9
LATAM	534	576
Asia South	23	29
Europe	142	100
Middle East, Africa and Russia (MEA)	81	15
Corporate NAL(1)(2)(3)
Banking	$772	$919
Services	419	337
Markets	413	622
Mexico SBMM and Assets Finance Group (AFG)	143	123
Total	$1,747	$2,001
Total consumer NAL(1)	$1,482	$1,618
Total NAL	$3,229	$3,619

(1)Corporate loans are placed on non-accrual status based on a review by Citigroup’s risk officers. Corporate NAL may still be current on interest payments. With limited exceptions, the following practices are applied for consumer loans: consumer loans, excluding credit cards and mortgages, are placed on non-accrual status at 90 days past due and are charged off at 120 days past due; residential mortgage loans are placed on non-accrual status at 90 days past due and written down to net realizable value at 180 days past due. Consistent with industry conventions, Citigroup generally accrues interest on credit card loans until such loans are charged off, which typically occurs at 180 days contractual delinquency. As such, the NAL disclosures do not include credit card loans, with the exception of certain international portfolios. The balances above represent NAL within Corporate loans and Consumer loans on the Consolidated Balance Sheet.
(2)Approximately 60% and 70% of Citi’s corporate NAL remain current on interest and principal payments at June 30, 2026 and December 31, 2025, respectively.
(3)The June 30, 2026 total corporate NAL represented 0.46% of total corporate loans.

The changes in Citigroup’s NAL were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
NAL at beginning of quarter	$1,957	$1,414	$3,371	$1,376	$1,328	$2,704
Additions	389	684	1,073	629	846	1,475
Sales and transfers to HFS	(317)	—	(317)	(6)	(3)	(9)
Returned to performing	(41)	(81)	(122)	—	(83)	(83)
Paydowns/settlements	(202)	(92)	(294)	(228)	(148)	(376)
Charge-offs	(39)	(451)	(490)	(49)	(346)	(395)
Other	—	8	8	—	38	38
Ending balance	$1,747	$1,482	$3,229	$1,722	$1,632	$3,354
	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
NAL at beginning of year	$2,001	$1,618	$3,619	$1,377	$1,310	$2,687
Additions	781	1,267	2,048	1,136	1,378	2,514
Sales and transfers to HFS	(345)	—	(345)	(81)	(6)	(87)
Returned to performing	(271)	(246)	(517)	—	(155)	(155)
Paydowns/settlements	(353)	(332)	(685)	(483)	(253)	(736)
Charge-offs	(66)	(807)	(873)	(227)	(691)	(918)
Other	—	(18)	(18)	—	49	49
Ending balance	$1,747	$1,482	$3,229	$1,722	$1,632	$3,354

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets:

	June 30,	December 31,
In millions of dollars	2026	2025
OREO(1)
North America	$25	$14
International(2)	9	8
Total OREO(1)	$34	$22
Non-accrual assets (NAA)
Corporate NAL	$1,747	$2,001
Consumer NAL	1,482	1,618
NAL	$3,229	$3,619
OREO(1)	34	22
NAA	$3,263	$3,641
NAL as a percentage of total loans	0.41%	0.48%
NAA as a percentage of total assets	0.11	0.14
ACLL as a percentage of NAL(3)	618	532
(1)Represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral and may also include former premises and property for use that is no longer contemplated.
(2)The International OREO details by cluster are not provided due to the immateriality of such amounts.
(3)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the NAL exclude credit card balances (with the exception of certain international portfolios).

This page intentionally left blank.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including objectives and stress testing, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2025 Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025
Available cash	$295.8	$281.7	$239.5	$6.5	$6.8	$8.8	$302.3	$288.5	$248.3
U.S. sovereign	169.6	166.6	150.1	43.3	46.1	47.8	212.9	212.7	197.9
U.S. agency/agency MBS	40.5	36.2	32.0	1.5	1.6	1.8	42.0	37.8	33.8
Foreign government debt(1)	69.7	56.6	73.0	14.3	18.3	15.3	84.0	74.9	88.3
Other investment grade	—	—	—	—	—	—	—	—	—
Total HQLA (AVG)	$575.6	$541.1	$494.6	$65.6	$72.8	$73.7	$641.2	$613.9	$568.3

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, China, the United Kingdom, Korea and Hong Kong SAR.

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
As of June 30, 2026, Citigroup’s average HQLA increased compared to March 31, 2026, primarily driven by an increase in deposits and other wholesale funding activities.
As of June 30, 2026, Citigroup had approximately $1.1 trillion of available liquidity resources to support client and business needs, including:

•end-of-period HQLA ($648 billion) included in Citi’s LCR calculation;
•additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup ($252 billion); and
•unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window ($163 billion).

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
Citi monitors its liquidity by reference to the LCR in addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries, and countries and jurisdictions. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025
HQLA	$641.2	$613.9	$568.3
Net outflows	567.5	538.1	494.4
LCR	113%	114%	115%
HQLA in excess of net outflows	$73.7	$75.8	$73.9

Note: The amounts are presented on an average basis.

As of June 30, 2026, Citigroup’s average LCR decreased 1% compared to the quarter ended March 31, 2026. The reduction was primarily attributed to growth in trading and client activity in Markets, partially offset by wholesale funding activities.

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
For the quarter ended June 30, 2026, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure as of June 30, 2026, which includes the periods ended June 30, 2026 and March 31, 2026, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q.)

Deposits
The table below details average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	2Q26	1Q26	2Q25
Services	$1,017	$961	$857
TTS	852	812	713
Securities Services	165	149	144
Markets	20	19	18
Banking	—	—	—
Wealth	415	414	398
All Other—Legacy Franchises	45	43	41
All Other—Corporate/Other	7	9	29
Total Citigroup deposits (AVG)	$1,504	$1,446	$1,343
Total Citigroup deposits (EOP)	$1,493	$1,446	$1,358

End-of-period deposits increased 10% year-over-year, driven by increases in Services. End-of-period deposits increased 3% sequentially, driven by Services, partially offset by a reduction in Wealth.
On an average basis, total deposits increased 12% year-over-year and 4% sequentially, driven by growth in Services. In the second quarter of 2026, average deposits year-over-year changed as follows:

•Services increased 19%, driven by growth in both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits.
•Wealth increased 4%, primarily driven by higher deposits in the Private Bank.
•All Other decreased 26%, reflecting a decrease in corporate certificates of deposits in Corporate/Other and continued exits and wind-downs in Asia Consumer within Legacy Franchises (including the impact of moving HFS deposits to Other liabilities), partially offset by growth in Mexico Consumer/SBMM in Legacy Franchises, including the impact of Mexican peso appreciation.

The majority of Citi’s $1.5 trillion end-of-period deposits are institutional (approximately $1,022 billion) and span approximately 90 countries and jurisdictions. A large majority of these institutional deposits are within Services and of these, approximately 85% are from clients that use at least three of Services’ integrated services: liquidity management, payments, trade and working capital solutions, investor services and issuer services. In addition, approximately 80% of Services deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer deposit base, with approximately $415 billion of Wealth deposits as of the end of the current quarter that are diversified across Citigold and Retail Banking, the Private Bank and Wealth at Work.
See Note 15 for additional information on Citi’s deposits.

Long-Term Debt (LTD)
The following table presents Citi’s end-of-period total LTD outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025
Non-bank(1)
Benchmark debt:
Senior debt	$103.8	$112.1	$116.1
Subordinated debt	26.8	27.0	29.0
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	126.1	116.8	115.5
Local country and other(3)	17.2	18.6	12.1
Total non-bank	$275.5	$276.1	$274.3
Bank
FHLB borrowings	$21.0	$1.0	$6.5
Securitizations(4)	4.3	5.2	7.1
Citibank benchmark senior debt	26.6	20.5	26.0
Customer-related debt(2)	2.4	2.5	2.5
Local country and other(3)	3.9	2.3	1.4
Total bank	$58.2	$31.5	$43.5
Total LTD	$333.7	$307.6	$317.8

Note: Amounts represent the current value of LTD on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes LTD issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2026, non-bank included $111.4 billion of LTD issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
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

Citi’s total LTD outstanding increased 5% year-over-year, primarily driven by increases in FHLB borrowings and issuances of non-bank customer-related debt. Citi’s total LTD increased 9% sequentially, also driven primarily by increases in FHLB borrowings and issuances of non-bank customer-related debt.
The additional FHLB borrowings during the second quarter of 2026 were part of Citi’s funding strategy to support ongoing balance sheet growth in support of client-related activities. FHLB advances provide an efficient source of funding and complement Citi’s overall diversified liability base.
As part of its liability management, Citi regularly considers opportunities to redeem or repurchase its LTD pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs.
For information about changes in Citi’s end-of-period LTD, see “Balance Sheet Overview” above. See Note 16 for additional information on Citi’s LTD.

LTD Issuances and Maturities
The table below details Citi’s LTD issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q26		1Q26		2Q25
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$7.8	$—	$4.5	$—	$5.3	$8.2
Subordinated debt	—	—	1.5	—	2.9	1.1
Trust preferred	—	—	—	—	—	—
Customer-related debt	19.1	26.9	16.6	23.4	13.1	16.9
Local country and other	1.3	3.6	0.5	0.9	0.6	1.5
Total non-bank	$28.2	$30.5	$23.1	$24.3	$21.9	$27.7
Bank
FHLB borrowings	$1.0	$21.0	$2.0	$—	$1.0	$—
Securitizations	0.9	—	—	—	—	2.0
Citibank benchmark senior debt	—	6.3	3.0	—	—	6.5
Customer-related debt	0.3	0.1	0.2	—	0.2	1.7
Local country and other	0.1	1.7	0.4	0.6	0.1	—
Total bank	$2.3	$29.1	$5.6	$0.6	$1.3	$10.2
Total	$30.5	$59.6	$28.7	$24.9	$23.2	$37.9

The table below details Citi’s aggregate LTD maturities (including repurchases and redemptions) during the first six months of 2026, as well as its aggregate remaining LTD maturities by year as of June 30, 2026:

		Maturities
In billions of dollars	2Q26 YTD	Remaining 2026	2027	2028	2029	2030	2031	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$12.3	$4.8	$2.0	$20.3	$7.8	$12.0	$14.5	$42.4	$103.8
Subordinated debt	1.5	1.0	3.8	2.0	—	—	0.3	19.7	26.8
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	35.7	7.2	20.2	15.1	13.7	9.8	9.0	51.1	126.1
Local country and other	1.8	2.4	3.3	2.2	1.8	1.3	0.6	5.6	17.2
Total non-bank	$51.3	$15.4	$29.3	$39.6	$23.3	$23.1	$24.4	$120.4	$275.5
Bank
FHLB borrowings	$3.0	$—	$—	$16.0	$5.0	$—	$—	$—	$21.0
Securitizations	0.9	—	—	—	0.8	2.2	—	1.3	4.3
Citibank benchmark senior debt	3.0	4.8	6.5	3.0	4.2	3.0	—	5.1	26.6
Customer-related debt	0.5	—	—	—	0.3	0.8	1.3	—	2.4
Local country and other	0.5	0.3	0.9	1.0	—	0.1	—	1.6	3.9
Total bank	$7.9	$5.1	$7.4	$20.0	$10.3	$6.1	$1.3	$8.0	$58.2
Total LTD	$59.2	$20.5	$36.7	$59.6	$33.6	$29.2	$25.7	$128.4	$333.7

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

Secured funding of $411 billion as of June 30, 2026 increased 18% year-over-year and 11% sequentially. The year-over-year increase was mainly driven by additional financing to support Markets activities. Average secured funding was $449 billion in the second quarter of 2026. For information about changes in Citi’s end-of-period securities loaned and sold under agreements to repurchase, see “Balance Sheet Overview” above. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury, U.S. agency and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $69 billion as of June 30, 2026 increased 24% year-over-year and decreased 4% sequentially. The year-over-year increase was mainly attributable to issuances by non-bank entities of commercial paper to support client activities and customer-related debt. See Note 16 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of June 30, 2026. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A+/F1 at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of June 30, 2026.

Ratings as of June 30, 2026

	Citigroup Inc.			Citibank, N.A.
	Long-term	Short-term	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Positive	AA-	F1+	Positive
Moody’s Ratings (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2026, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to derivative triggers by approximately $0.1 billion, unchanged from March 31, 2026, for Citigroup Inc., and $0.1 billion, unchanged from March 31, 2026, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of June 30, 2026, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.2 billion, unchanged from March 31, 2026. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper (ABCP) conduits, primarily in the form of asset purchase agreements. As of June 30, 2026, Citibank had liquidity commitments of approximately $11.8 billion to ABCP conduits (compared to $13.7 billion at March 31, 2026) (see Note 19).
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

MARKET RISK OF NON-TRADING PORTFOLIOS
Market risk from non-trading portfolios stems predominantly from the potential impact of changes in interest rates and foreign exchange rates on Citi’s net interest income and Accumulated other comprehensive income (loss) (AOCI) from its investment securities portfolios. Market risk from non-trading portfolios also includes the potential impact of changes in foreign exchange rates on Citi’s capital invested in foreign currencies.
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

The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$(342)	$(157)	$(313)
All other currencies	1,576	1,354	1,578
Total net interest income	$1,234	$1,197	$1,265
As a percentage of average interest-earning assets	0.05%	0.05%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(3,046)	$(2,791)	$(1,881)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario	(18)	(19)	(18)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.

As presented in the table above, Citi’s balance sheet is asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in increasing interest rate scenarios. The estimated impact to Citi’s net interest income in a 100 bps upward and downward rate shock scenario as of June 30, 2026 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), reducing Citi’s IRE sensitivity. At current rate levels Citi assumes it will be unable to pass on a larger share of initial rate declines to depositors, increasing Citi’s IRE sensitivity to a 100 bps downward shock. Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.
In a 100 bps upward rate shock scenario, Citi expects that the approximate $3 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 17 months.

Scenario Analysis
The following table presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of June 30, 2026. The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.
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

In millions of dollars, except as otherwise noted	Parallel shift(1)	Short-end flattener	Long-end steepener	Long-end flattener	Short-end steepener	Parallel shift	Parallel shift	Parallel shift
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$(342)	$(441)	$90	$(183)	$(253)	$(441)	$(746)	$(813)
All other currencies(1)	1,576	1,347	231	(216)	(1,224)	(1,435)	3,127	(2,644)
Total	$1,234	$906	$321	$(399)	$(1,477)	$(1,876)	$2,381	$(3,457)
Estimated initial impact to AOCI (after-tax)(2)	$(3,046)	$(2,226)	$(898)	$314	$2,243	$2,581	$(6,342)	$4,286

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
(1)The “parallel shift” impact of $1,576 million consists of the following top five non-U.S. dollar currencies as of June 30, 2026, by absolute size: approximately $(0.3) billion from the euro, approximately $0.3 billion from the British pound sterling and $0.2 billion each from the Chinese yuan, Japanese yen and Swiss franc. The remaining balance is spread across more than 30 additional currencies.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2026, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation of the euro, Mexican peso and Singapore dollar.
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

	For the quarter ended
In millions of dollars	Jun. 30, 2026	Mar. 31, 2026	Jun. 30, 2025
Change in FX spot rate(1)	0.3%	(1.2)%	5.2%
Change in TCE due to FX translation, net of hedges	$1,947	$989	$1,490
As a percentage of TCE	1.2%	0.6%	0.9%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A positive change in FX spot rate represents foreign currency appreciation versus U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

							Change
In millions of dollars, except as otherwise noted	2Q26		1Q26		2Q25		2Q26 vs. 2Q25
Interest income(1)	$37,690		$35,542		$35,887		5%
Interest expense(2)	20,537		19,772		20,684		(1)
Net interest income, taxable equivalent basis(1)	$17,153		$15,770		$15,203		13%
Interest income—average rate(3)	5.58%		5.55%		5.93%		(35)	bps
Interest expense—average rate	3.67		3.75		4.17		(50)	bps
Net interest margin(3)(4)	2.54		2.46		2.51		3	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	3.97%		3.58%		3.86%		11	bps
10-year U.S. Treasury note—average rate	4.42		4.20		4.36		6	bps
10-year vs. two-year spread	45	bps	62	bps	50	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $28 million, $29 million and $28 million for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025, respectively.
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
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income (NII)

				Change
In millions of dollars	2Q26	1Q26	2Q25	2Q26 vs. 2Q25
Total Citi net interest income (NII)—taxable equivalent basis(1) per above	$17,153	$15,770	$15,203	13%
Less:
Markets NII—taxable equivalent basis(1)	4,030	2,826	2,852	41
Total Citi non-Markets NII—taxable equivalent basis(1)	$13,123	$12,944	$12,351	6%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s NII in the second quarter of 2026 was $17.1 billion on a reported basis, an increase of 13%, or $2.0 billion, from the prior-year period. The increase was due to a 41%, or $1.2 billion, increase in Markets NII and a 6%, or $0.8 billion, increase in non-Markets NII. As noted in the table above, on a taxable equivalent basis, Citi’s NII was $17.2 billion in the second quarter of 2026.
Citi’s Markets business is primarily evaluated on a total revenue basis. See “Markets” above for additional information.
The increase in non-Markets NII compared to the prior-year period was primarily driven by:

•higher average deposit balances in Services;
•higher average deposit balances and deposit spreads in Wealth;
•higher interest-earning balances in USCC; and
•higher loan volume and the impact of Mexican peso appreciation in All Other—Legacy Franchises
•partially offset by:

•lower mortgage spreads in Wealth, and
•a lower benefit from cash and securities reinvestment in All Other—Corporate/Other, due to actions taken to reduce Citi’s asset sensitivity due to a lower interest rate environment.

Citi’s net interest margin was 2.54% on a taxable equivalent basis in the second quarter of 2026, an increase of seven basis points from the prior quarter, largely driven by higher Markets NII, partially offset by changes in asset mix and deposit spreads.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
In millions of dollars, except rates	2Q26	1Q26	2Q25	2Q26	1Q26	2Q25	2Q26	1Q26	2Q25
Deposits with banks(4)	$359,133	$344,971	$298,158	$3,375	$3,194	$3,043	3.77%	3.75%	4.09%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$230,437	$200,253	$195,488	$3,740	$3,796	$3,751	6.51%	7.69%	7.70%
In offices outside the U.S.(4)	210,152	193,919	179,717	3,112	2,885	2,870	5.94	6.03	6.41
Total	$440,589	$394,172	$375,205	$6,852	$6,681	$6,621	6.24%	6.87%	7.08%
Trading account assets(6)(7)
In U.S. offices	$282,049	$272,510	$287,610	$2,991	$2,852	$3,105	4.25%	4.24%	4.33%
In offices outside the U.S.(4)	277,688	262,606	219,267	3,121	2,045	2,716	4.51	3.16	4.97
Total	$559,737	$535,116	$506,877	$6,112	$4,897	$5,821	4.38%	3.71%	4.61%
Investments
In U.S. offices
Taxable	$239,035	$228,084	$242,238	$1,651	$1,481	$1,581	2.77%	2.63%	2.62%
Exempt from U.S. income tax	10,112	10,222	10,682	53	93	107	2.10	3.69	4.02
In offices outside the U.S.(4)	203,997	205,220	196,932	2,394	2,454	2,527	4.71	4.85	5.15
Total	$453,144	$443,526	$449,852	$4,098	$4,028	$4,215	3.63%	3.68%	3.76%
Consumer loans(8)
In U.S. offices	$327,633	$322,044	$314,545	$8,396	$8,254	$8,185	10.28%	10.39%	10.44%
In offices outside the U.S.(4)	82,716	81,763	75,804	1,760	1,723	1,586	8.53	8.55	8.39
Total	$410,349	$403,807	$390,349	$10,156	$9,977	$9,771	9.93%	10.02%	10.04%
Corporate loans(8)
In U.S. offices	$184,986	$171,077	$150,979	$2,642	$2,468	$2,207	5.73%	5.85%	5.86%
In offices outside the U.S.(4)	189,710	180,321	170,848	2,860	2,801	3,005	6.05	6.30	7.05
Total	$374,696	$351,398	$321,827	$5,502	$5,269	$5,212	5.89%	6.08%	6.50%
Total loans(8)
In U.S. offices	$512,619	$493,121	$465,524	$11,038	$10,722	$10,392	8.64%	8.82%	8.95%
In offices outside the U.S.(4)	272,426	262,084	246,652	4,620	4,524	4,591	6.80	7.00	7.47
Total	$785,045	$755,205	$712,176	$15,658	$15,246	$14,983	8.00%	8.19%	8.44%
Other interest-earning assets(9)	$113,683	$123,549	$83,064	$1,595	$1,496	$1,204	5.63%	4.91%	5.81%
Total interest-earning assets	$2,711,331	$2,596,539	$2,425,332	$37,690	$35,542	$35,887	5.58%	5.55%	5.93%
Non-interest-earning assets(6)	$224,670	$220,265	$222,473
Total assets	$2,936,001	$2,816,804	$2,647,805

Six Months—Assets	Average balance		Interest income		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2026	2025	2026	2025	2026	2025
Deposits with banks(4)	$352,052	$289,362	$6,569	$6,044	3.76%	4.21%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$215,345	$199,761	$7,536	$7,343	7.06%	7.41%
In offices outside the U.S.(4)	202,036	168,912	5,997	5,569	5.99	6.65
Total	$417,381	$368,673	$13,533	$12,912	6.54%	7.06%
Trading account assets(6)(7)
In U.S. offices	$277,280	$271,342	$5,843	$5,824	4.25%	4.33%
In offices outside the U.S.(4)	270,147	200,786	5,166	4,367	3.86	4.39
Total	$547,427	$472,128	$11,009	$10,191	4.06%	4.35%
Investments
In U.S. offices
Taxable	$233,559	$250,943	$3,132	$3,227	2.70%	2.59%
Exempt from U.S. income tax	10,167	10,724	146	211	2.90	3.97
In offices outside the U.S.(4)	204,609	192,936	4,848	4,952	4.78	5.18
Total	$448,335	$454,603	$8,126	$8,390	3.66%	3.72%
Consumer loans(8)
In U.S. offices	$324,838	$313,974	$16,650	$16,383	10.34%	10.52%
In offices outside the U.S.(4)	82,240	74,544	3,483	3,146	8.54	8.51
Total	$407,078	$388,518	$20,133	$19,529	9.97%	10.14%
Corporate loans(8)
In U.S. offices	$178,031	$146,513	$5,110	$4,275	5.79%	5.88%
In offices outside the U.S.(4)	185,016	166,468	5,661	5,922	6.17	7.17
Total	$363,047	$312,981	$10,771	$10,197	5.98%	6.57%
Total loans(8)
In U.S. offices	$502,869	$460,487	$21,760	$20,658	8.73%	9.05%
In offices outside the U.S.(4)	267,256	241,012	9,144	9,068	6.90	7.59
Total	$770,125	$701,499	$30,904	$29,726	8.09%	8.55%
Other interest-earning assets(9)	$118,616	$79,525	$3,091	$2,316	5.25%	5.87%
Total interest-earning assets	$2,653,936	$2,365,790	$73,232	$69,579	5.56%	5.93%
Non-interest-earning assets(6)	$222,467	$216,683
Total assets	$2,876,403	$2,582,473

(1)Interest income and Net interest income include TEGU of $28 million, $29 million and $28 million for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025 and $57 million and $54 million for the six months ended June 30, 2026 and 2025, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
In millions of dollars, except rates	2Q26	1Q26	2Q25	2Q26	1Q26	2Q25	2Q26	1Q26	2Q25
Deposits
In U.S. offices(4)	$669,901	$635,620	$567,842	$4,987	$4,651	$4,861	2.99%	2.97%	3.43%
In offices outside the U.S.(5)	625,272	600,657	571,154	3,760	3,602	3,824	2.41	2.43	2.69
Total	$1,295,173	$1,236,277	$1,138,996	$8,747	$8,253	$8,685	2.71%	2.71%	3.06%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$290,752	$263,289	$308,568	$4,283	$4,333	$4,975	5.91%	6.67%	6.47%
In offices outside the U.S.(5)	158,461	149,318	112,630	2,430	2,265	1,963	6.15	6.15	6.99
Total	$449,213	$412,607	$421,198	$6,713	$6,598	$6,938	5.99%	6.49%	6.61%
Trading account liabilities(7)(8)
In U.S. offices	$48,014	$42,300	$37,488	$408	$423	$437	3.41%	4.06%	4.68%
In offices outside the U.S.(5)	83,563	76,113	66,660	380	346	311	1.82	1.84	1.87
Total	$131,577	$118,413	$104,148	$788	$769	$748	2.40%	2.63%	2.88%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$122,132	$112,835	$95,789	$1,784	$1,606	$1,508	5.86%	5.77%	6.31%
In offices outside the U.S.(5)	67,306	72,394	44,782	262	226	292	1.56	1.27	2.62
Total	$189,438	$185,229	$140,571	$2,046	$1,832	$1,800	4.33%	4.01%	5.14%
Long-term debt(10)
In U.S. offices	$174,084	$182,386	$181,070	$2,185	$2,261	$2,483	5.03%	5.03%	5.50%
In offices outside the U.S.(5)	2,898	2,187	1,733	58	59	30	8.03	10.94	6.94
Total	$176,982	$184,573	$182,803	$2,243	$2,320	$2,513	5.08%	5.10%	5.51%
Total interest-bearing liabilities	$2,242,383	$2,137,099	$1,987,716	$20,537	$19,772	$20,684	3.67%	3.75%	4.17%
Non-interest-bearing deposits(11)	$208,502	$210,136	$203,780
Other non-interest-bearing liabilities(7)	270,176	255,550	242,966
Total liabilities	$2,721,061	$2,602,785	$2,434,462
Citigroup stockholders’ equity	$212,710	$212,406	$212,472
Noncontrolling interests	2,230	1,613	871
Total equity	$214,940	$214,019	$213,343
Total liabilities and stockholders’ equity	$2,936,001	$2,816,804	$2,647,805
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,551,843	$1,483,411	$1,395,504	$9,107	$8,756	$7,248	2.35%	2.39%	2.08%
In offices outside the U.S.(6)	1,159,488	1,113,128	1,029,828	8,046	7,014	7,955	2.78	2.56	3.10
Total	$2,711,331	$2,596,539	$2,425,332	$17,153	$15,770	$15,203	2.54%	2.46%	2.51%

Six Months—Liabilities	Average balance		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2026	2025	2026	2025	2026	2025
Deposits
In U.S. offices(4)	$652,760	$564,225	$9,638	$9,553	2.98%	3.41%
In offices outside the U.S.(5)	612,965	557,157	7,362	7,570	2.42	2.74
Total	$1,265,725	$1,121,382	$17,000	$17,123	2.71%	3.08%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$277,020	$295,873	$8,616	$9,393	6.27%	6.40%
In offices outside the U.S.(5)	153,890	100,823	4,695	3,801	6.15	7.60
Total	$430,910	$396,696	$13,311	$13,194	6.23%	6.71%
Trading account liabilities(7)(8)
In U.S. offices	$45,157	$35,928	$831	$828	3.71%	4.65%
In offices outside the U.S.(5)	79,838	61,731	726	677	1.83	2.21
Total	$124,995	$97,659	$1,557	$1,505	2.51%	3.11%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$117,484	$93,988	$3,390	$2,979	5.82%	6.39%
In offices outside the U.S.(5)	69,850	41,625	488	547	1.41	2.65
Total	$187,334	$135,613	$3,878	$3,526	4.17%	5.24%
Long-term debt(10)
In U.S. offices	$178,235	$177,206	$4,446	$4,923	5.03%	5.60%
In offices outside the U.S.(5)	2,543	1,706	117	67	9.28	7.92
Total	$180,778	$178,912	$4,563	$4,990	5.09%	5.62%
Total interest-bearing liabilities	$2,189,742	$1,930,262	$40,309	$40,338	3.71%	4.21%
Non-interest-bearing deposits(11)	$209,210	$202,486
Other non-interest-bearing liabilities(7)	262,971	237,881
Total liabilities	$2,661,923	$2,370,629
Citigroup stockholders’ equity	$212,558	$210,996
Noncontrolling interests	1,922	848
Total equity	$214,480	$211,844
Total liabilities and stockholders’ equity	$2,876,403	$2,582,473
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,517,627	$1,383,027	$17,863	$14,533	2.37%	2.12%
In offices outside the U.S.(6)	1,136,308	982,763	15,060	14,708	2.67	3.02
Total	$2,653,935	$2,365,790	$32,923	$29,241	2.50%	2.49%

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

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR) (at 99% Confidence)
As presented in the table below, Citi’s average trading VaR for the second quarter of 2026 decreased $6 million, due to a reduction in average interest rate exposures and a decrease in interest rate volatility in the three-year look-back period referenced below.
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail impact and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. For additional information regarding Citi’s VaR, see “Managing Global Risk—Market Risk of Trading Portfolios—Value at Risk (VaR)” in Citi’s 2025 Form 10-K. As of June 30, 2026, Citi estimates that the conservative features of the VaR calibration contribute approximately 5% more to the trading and credit portfolio VaR than a VaR estimated under the assumption of normally distributed markets. As of March 31, 2026, the contribution was approximately 21%.

Total Citi—Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

In millions of dollars	June 30, 2026	2Q26 Average	March 31, 2026	1Q26 Average	June 30, 2025	2Q25 Average
Interest rate	$118	$96	$94	$103	$102	$93
Credit spread	78	74	76	68	87	77
Covariance adjustment(1)	(61)	(54)	(56)	(50)	(66)	(61)
Fully diversified interest rate and credit spread(2)	$135	$116	$114	$121	$123	$109
Foreign exchange	39	44	33	48	50	67
Equity	23	28	38	32	27	30
Commodity	38	35	37	42	39	32
Covariance adjustment(1)	(104)	(101)	(99)	(116)	(116)	(115)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$131	$122	$123	$127	$123	$123
Specific risk-only component(3)	$(7)	$2	$2	$—	$5	$1
Total trading VaR—general market risk factors only (excluding credit portfolios)	$138	$120	$121	$127	$118	$122
Incremental impact of the credit portfolio(4)	$5	$5	$10	$6	$5	$7
Total trading and credit portfolio VaR	$136	$127	$133	$133	$128	$130

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

The table below provides the range of market factor VaRs associated with total Citi trading VaR, inclusive of specific risk:

	2Q26		1Q26		2Q25
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$73	$118	$86	$123	$81	$118
Credit spread	68	80	61	76	61	87
Fully diversified interest rate and credit spread	$103	$135	$103	$145	$94	$131
Foreign exchange	33	58	30	72	36	94
Equity	21	46	21	55	19	51
Commodity	30	42	23	67	24	44
Total trading	$109	$142	$106	$152	$109	$141
Total trading and credit portfolio	113	147	115	155	114	152

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR only for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

Markets VaR

In millions of dollars	June 30, 2026
Total—all market risk factors, including general and specific risk
Average—during quarter	$122
High—during quarter	141
Low—during quarter	109

Regulatory VaR Back-Testing
In accordance with the U.S. Basel III rules, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VaR model. For additional information regarding Citi’s Regulatory VaR back-testing, see “Managing Global Risk—Market Risk of Trading Portfolios—Regulatory VaR Back-Testing” in Citi’s 2025 Form 10-K.
As of June 30, 2026, no back-testing exceptions were observed for Citi’s Regulatory VaR in the last 12 months.

OTHER RISKS

Country Risk
For additional information regarding country risk, including Citi’s management of country risk, see “Managing Global Risk—Country Risk” in Citi’s 2025 Form 10-K.

Top 25 Country and Jurisdiction Exposures
The following table presents Citi’s top 25 exposures by country and jurisdiction (excluding the U.S.) as of June 30, 2026. Citi’s combined top 25 country and jurisdiction exposures together with the U.S. represent 92% of Citi’s exposure to all countries and jurisdictions as of June 30, 2026.
Citi’s top 25 country and jurisdiction exposures may change from period to period due to a variety of factors, including client activity, market flows, FX fluctuations and Citi’s liquidity management activities.
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

In billions of dollars	Funded, ex-Legacy Franchises(1)	Legacy Franchises loans	Unfunded(2)	Trading activity(3)	Total hedges (on loans and CVA)	Investment securities(4)	Total as of 2Q26	Total as of 4Q25	Total as a % of Citi as of 2Q26
United Kingdom	$27.2	$—	$22.6	$27.0	$(4.4)	$7.4	$79.8	$73.1	4.1%
Mexico	8.7	32.0	10.1	7.9	(1.6)	21.3	78.4	80.8	4.0
Hong Kong SAR(5)	22.7	—	2.2	3.1	(0.3)	12.3	40.0	36.6	2.1
Singapore	22.5	—	5.3	2.9	(0.9)	8.4	38.2	37.6	2.0
India	13.5	—	3.5	6.1	(0.6)	8.3	30.8	29.7	1.6
France	4.1	—	13.2	13.0	(4.6)	3.8	29.5	19.8	1.5
Brazil	14.6	—	2.6	6.7	(1.3)	6.4	29.0	29.2	1.5
Canada	5.4	—	7.6	11.7	(1.4)	4.6	27.9	22.5	1.4
Luxembourg	11.5	—	8.1	1.7	(0.9)	3.8	24.2	20.6	1.2
China	7.5	—	2.0	1.2	(0.8)	14.2	24.1	19.7	1.2
Ireland	11.9	—	8.3	2.7	(0.6)	—	22.3	17.7	1.2
Australia	9.9	—	7.2	3.3	(1.2)	1.1	20.3	18.8	1.0
Poland	4.2	—	3.8	3.4	(0.1)	7.7	19.0	20.2	1.0
Germany	3.8	—	13.9	(0.3)	(3.9)	4.9	18.4	27.9	0.9
Japan	2.8	—	4.8	4.9	(0.8)	6.7	18.4	18.0	0.9
Netherlands	5.4	—	9.1	2.9	(1.9)	1.9	17.4	15.9	0.9
South Korea	7.9	2.1	2.1	(0.7)	(0.4)	6.3	17.3	23.4	0.9
United Arab Emirates	8.2	—	2.4	0.2	(0.3)	5.8	16.3	17.3	0.8
Cayman Islands	4.5	—	5.0	3.1	(0.2)	—	12.4	11.6	0.6
Switzerland	4.7	—	8.6	(1.3)	(1.8)	—	10.2	9.8	0.5
Belgium	0.5	0.1	1.9	(0.1)	(0.6)	6.6	8.4	7.8	0.4
Czech Republic	0.9	—	0.5	4.8	(0.1)	1.9	8.0	6.0	0.4
Taiwan	4.6	—	1.5	0.7	(0.2)	0.8	7.4	5.9	0.4
Sweden	1.1	—	4.3	2.5	(0.6)	—	7.3	6.4	0.4
Virgin Islands (British)	6.4	—	0.2	0.1	—	—	6.7	6.5	0.3
Total as a percentage of Citi’s total exposure									31.2%
Total as a percentage of Citi’s non-U.S. total exposure									80.6%

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
(5)    Special Administrative Region. See “Glossary of Terms and Acronyms” below.

Other Country Risk Exposures
For additional information on Citi’s emerging markets risks, see “Risk Factors—Other Risks” in Citi’s 2025 Form 10-K.
For additional information on risks related to (i) Citi’s Argentina exposures as of March 31, 2026, see “Managing
Global Risk—Other Risks—Other Country Risk Exposures”
in Citi’s First Quarter of 2026 Form 10-Q and (ii) Citi’s
Argentina and Ukraine exposures as of December 31, 2025, see “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Ukraine” in Citi’s 2025 Form 10-K.

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

Allowance for Credit Losses
Citi’s allowance for credit losses (ACL) represents management’s estimate of expected credit losses and includes the following, reflected on the Consolidated Balance Sheet:

•allowance for credit losses on loans (ACLL)
•allowance for credit losses on unfunded lending commitments (ACLUC), reflected in Other liabilities
•other financial assets carried at amortized cost, reflected in Other assets
For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit Losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below presents Citi’s ACL rollforward as of June 30, 2026:

	ACL
In millions of dollars	Balance Dec. 31, 2025	1Q26 build (release)	1Q26 FX/ Other	Balance Mar. 31, 2026	2Q26 build (release)	2Q26 FX/ Other	Balance Jun. 30, 2026	ACLL/EOP loans Jun. 30, 2026
Services	$327	$97	$1	$425	$46	$3	$474
Markets	1,027	23	(6)	1,044	71	3	1,118
Banking	1,578	175	(11)	1,742	(19)	(2)	1,721
Legacy Franchises corporate (Mexico SBMM and AFG)(1)	121	4	3	128	10	—	138
Total corporate ACLL	$3,053	$299	$(13)	$3,339	$108	$4	$3,451	0.94%
U.S. cards	$13,324	$78	$(2)	$13,400	$41	$77	$13,518	7.61%
Installment lending	422	(2)	—	420	(1)	—	419
Total USCC(2)	$13,746	$76	$(2)	$13,820	$40	$77	$13,937
Wealth	669	13	(1)	681	—	—	681
All Other consumer—managed basis(3)	1,779	9	8	1,796	51	45	1,892
Reconciling Items(3)	—	—	—	—	—	—	—
Total consumer ACLL	$16,194	$98	$5	$16,297	$91	$122	$16,510	3.96%
Total ACLL	$19,247	$397	$(8)	$19,636	$199	$126	$19,961	2.54%
ACLUC(4)	$1,833	$184	$(4)	$2,013	$(97)	$(17)	$1,899
Total ACLL and ACLUC	$21,080	$581	$(12)	$21,649	$102	$109	$21,860
Other(5)	293	3	6	302	(1)	(10)	291
Total ACL	$21,373	$584	$(6)	$21,951	$101	$99	$22,151
(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM and the Assets Finance Group (AFG), as well as other Legacy Holdings Assets corporate loans.
(2)    The second quarter of 2026 includes approximately $78 million related to the acquisition of the additional American Airlines co-branded card portfolio in the FX/Other column.
(3)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises. The Reconciling Items are reflected in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” above.
(4)     The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the additional American Airlines co-branded card portfolio. This was released from unfunded lending commitments in the second quarter of 2026 and re-established as a reserve for the loans that were acquired.
(5)    Includes ACL on Other assets, primarily related to transfer risk associated with exposures outside the U.S. and Held-to-maturity debt securities.

2Q26 Changes in the ACL
Citi’s ending ACL balance for the second quarter of 2026 was $22.2 billion, an increase of $0.2 billion from March 31, 2026, primarily driven by a net ACL build of $0.1 billion and a $0.1 billion increase related to the acquisition of the additional American Airlines co-branded card portfolio. The net ACL build in the quarter was driven by portfolio growth and changes to certain macroeconomic variables, offset by net improvements in portfolio quality, including seasonal changes in USCC. Citi believes its analysis of the ACL reflects the forward view of the economic environment as of June 30, 2026. See Note 13 for additional information.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards in USCC. Citi’s total consumer ACLL net build was $0.1 billion in the second quarter of 2026, driven by the acquisition of the additional American Airlines co-branded card portfolio, higher volume and changes to certain macroeconomic variables, primarily offset by improvements in portfolio quality, including seasonal changes. This resulted in a June 30, 2026 ACLL balance of $16.5 billion, or 3.96% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans decreased to 7.61% at June 30, 2026, compared to 8.02% at March 31, 2026. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.25% at June 30, 2026, compared to 1.23% at March 31, 2026.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL net build of $0.1 billion in the second quarter of 2026, primarily driven by exposure growth. This resulted in a June 30, 2026 ACLL balance of $3.5 billion, or 0.94% of total funded corporate loans.

ACLUC
Citi’s ACLUC balance, included in Other liabilities, was $1.9 billion at June 30, 2026, compared to $2.0 billion at March 31, 2026. The decrease was driven by the release of Citi’s forward purchase commitment of the additional American Airlines co-branded card portfolio that was re-established as a reserve for the loans that were acquired, largely offset by exposure growth.

ACL on Other Financial Assets
Citi had an ACL balance of $0.3 billion on other financial assets carried at amortized cost for the second quarter of 2026, unchanged from March 31, 2026.

Macroeconomic Variables
The ACL is estimated using three weighted forward-looking macroeconomic scenarios—base, upside and downside, which consider various global macroeconomic variables. The forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect Citi’s estimate of the ACL.

The tables below present the forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the second quarter of 2025 to the second quarter of 2026:

	Quarterly average
U.S. unemployment	3Q26	1Q27	3Q27	8-quarter average(1)
Forecast at 2Q25	4.7%	4.4%	4.4%	4.6%
Forecast at 3Q25	4.6	4.3	4.3	4.4
Forecast at 4Q25	4.5	4.4	4.4	4.5
Forecast at 1Q26	4.6	4.4	4.4	4.4
Forecast at 2Q26	4.4	4.4	4.4	4.3

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2026	2027	2028
Forecast at 2Q25	1.4%	2.0%	2.0%
Forecast at 3Q25	1.5	2.0	2.1
Forecast at 4Q25	1.9	2.0	2.0
Forecast at 1Q26	2.1	2.0	2.0
Forecast at 2Q26	2.0	2.0	2.0

(1)    The year-over-year growth rate is the percentage change in the real (inflation-adjusted) GDP level.

Scenario Weighting
Citi’s ACL is sensitive to various macroeconomic scenarios and is estimated using three weighted macroeconomic scenarios—base, upside and downside. Citi evaluates scenario weights on a quarterly basis, which, among other factors, takes into consideration (i) key macroeconomic drivers of the ACL, (ii) the severity of the scenario and (iii) other sources of macroeconomic uncertainty and risks.
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter R&S period, with a peak difference of 3.5% in the fourth quarter of 2027. The weighted-average U.S. unemployment rate that considers all three weighted scenarios is 5.3% over the eight-quarter R&S period. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2027 of 1.9%, with a peak quarter-over-quarter difference to the base scenario of 1.2%.
To demonstrate this sensitivity of the downside scenario, if Citi applied 100% weight to the downside scenario as of June 30, 2026 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $4.3 billion related to lending exposures, excluding loans individually evaluated for credit losses and other financial assets carried at amortized cost.

This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three-weighted-macroeconomic-scenario approach combined with the qualitative component remains appropriate as of June 30, 2026.

See Notes 1 (“Allowance for Credit Losses (ACL)”) and 16 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for further descriptions of the ACL and related accounts.

Goodwill
For a description of Citi’s significant valuation judgments associated with goodwill impairment, see “Significant Accounting Policies and Significant Estimates—Goodwill” in both Citi’s 2025 Form 10-K and Citi’s First Quarter of 2026 Form 10-Q.
See Note 14 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ and All Other’s goodwill balances as of June 30, 2026.

Litigation Accruals
See the discussion in Note 25 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Income from continuing operations before income tax expense	$8,029	$5,219	$15,546	$10,667
Provision for income taxes	2,005	1,186	3,583	2,526
Effective tax rate	25%	23%	23%	24%

Citi’s effective tax rate increased to 25% in the second quarter of 2026, compared to 23% in the second quarter of 2025, largely due to the absence of a benefit recognized in the prior-year period related to a resolution of a tax audit.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 (“Income Taxes”) and 10 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2026	December 31, 2025
Total U.S.	$26.2	$26.4
Non-U.S.	2.8	3.1
Total	$29.0	$29.5

At June 30, 2026, Citigroup had recorded net DTAs of approximately $29.0 billion, unchanged from March 31, 2026, of which $12.7 billion was deducted in calculating Citi’s regulatory capital, and the remaining $16.3 billion was appropriately risk weighted under the U.S. Basel III rules.
The $12.7 billion of DTAs deducted from regulatory capital was composed of $10.2 billion of tax carry-forwards (foreign tax credits, net operating losses and general business credits) and $3.2 billion of temporary differences in excess of the 10% regulatory limitation, reduced by $0.7 billion of deferred tax liabilities, primarily goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.0 billion at June 30, 2026 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities. Citi did not identify any reportable activities, transactions or dealings pursuant to Section 219 for the first and second quarters of 2026.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” as well as those included within Citi’s First Quarter of 2026 Form 10-Q, Citi’s 2025 Form 10-K and Citi’s other SEC filings; (ii) any trends, uncertainties and risks included in each segment’s and All Other’s results of operations above; (iii) the factors described under “Citi’s Multiyear Transformation” and “Risk Factors” in Citi’s 2025 Form 10-K; and (iv) the risks and uncertainties summarized below:

•the potential impact to Citi from macroeconomic and geopolitical challenges, tensions and uncertainties, including, among others, elevated inflation; conflicts in the Middle East; slowing economic growth or recessions in the U.S. and elsewhere; increases in unemployment rates; deterioration in consumer and corporate confidence; changes in U.S. laws or policies; and volatility or disruptions in financial markets;
•changes to interest rates, which directly affect borrowing and investment costs, loan and investment returns, and the valuation of financial assets, and can significantly affect Citi’s results of operations;
•the potential impact on Citi’s ability to return capital to common shareholders, whether through its stock repurchase program or common stock dividend, consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements; Citi’s results of operations and financial condition; Citi’s remaining divestitures, including the potential capital impact related to any CTA recognized in earnings upon Banamex meeting the HFS criteria, while the CTA remains in stockholders’ equity until deconsolidation; Citi’s ability to maintain an effective capital planning process and management framework, including forecasts of expected macroeconomic conditions and their associated impacts; and Citi’s DTA utilization;
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
•risks to Citi from the development and use of AI, including discovery and exploitation of vulnerabilities and exposure to cyberattacks; ineffective, inadequate or faulty Generative AI development or deployment practices by Citi or third parties; increased risk of fraud, disinformation and market manipulation campaigns; competition risks to the extent that competitors may develop and deploy AI technology faster and more successfully; and risks and costs from compliance with new or changing laws, regulations or industry standards;
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
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from evolving and sophisticated cybersecurity incidents, the risks of which are heightened by new and emerging technologies, such as AI and digital assets, as well as conflicts in the Middle East, that could result in, among other things, the theft, loss, non-availability, alteration, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, loss of revenues, deposit outflows, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and regulatory action and other financial losses;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to defaults by or a significant downgrade in credit ratings of a consumer or corporate or other counterparty; a decline in the credit quality or value of, or Citi’s inability to liquidate or realize the fair value of, any underlying collateral, which risks can be heightened by macroeconomic, geopolitical, market, emerging technologies (including AI) and other factors, particularly for vulnerable sectors, industries or countries and jurisdictions; and any systemic risk concerns related to exposures to leveraged finance and non-bank financial institutions, including private credit;
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
•risks and costs from regulatory and supervisory expectations and scrutiny in the U.S. and globally and ongoing interpretation and implementation of regulatory and legislative requirements and changes, with respect to, among other things, infrastructure; data; risk management practices and controls; anti-money laundering; increasingly complex sanctions regimes; customer and client protection; market practices; and various disclosure and regulatory reporting requirements, for which a failure to comply could result in increased regulatory oversight and material restrictions, including, among others, imposition of additional capital buffers and limitations on capital distributions, enforcement proceedings, penalties and fines;
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

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2026	2025	2026	2025
Revenues
Interest income	$37,662	$35,859	$73,175	$69,525
Interest expense	20,537	20,684	40,309	40,338
Net interest income (NII)	$17,125	$15,175	$32,866	$29,187
Commissions and fees	$3,298	$2,745	$6,570	$5,452
Principal transactions	2,481	2,503	6,489	6,013
Administration and other fiduciary fees	1,257	1,123	2,380	2,168
Realized gains on sales of investments, net	169	138	439	259
Net impairment losses on investments recognized in earnings	(68)	(35)	(208)	(93)
Other revenue	504	19	863	278
Total non-interest revenues (NIR)	$7,641	$6,493	$16,533	$14,077
Total revenues, net of interest expense	$24,766	$21,668	$49,399	$43,264
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,603	$2,477	$5,208	$5,038
Provision (release) for credit losses on HTM debt securities	1	7	(29)	2
Provision for credit losses on other assets	(2)	381	31	420
Policyholder benefits and claims	17	26	30	46
Provision (release) for credit losses on unfunded lending commitments	(97)	(19)	87	89
Total provisions for credit losses and for benefits and claims	$2,522	$2,872	$5,327	$5,595
Operating expenses
Compensation and benefits	$7,992	$7,633	$16,374	$15,097
Technology/communication	2,269	2,290	4,604	4,669
Transactional and product servicing	1,341	1,184	2,566	2,286
Premises and equipment	618	615	1,204	1,189
Professional services	438	510	879	986
Advertising and marketing	283	269	516	519
Other operating	1,274	1,076	2,383	2,256
Total operating expenses	$14,215	$13,577	$28,526	$27,002
Income from continuing operations before income taxes	$8,029	$5,219	$15,546	$10,667
Provision for income taxes	2,005	1,186	3,583	2,526
Income from continuing operations	$6,024	$4,033	$11,963	$8,141
Discontinued operations
Income (loss) from discontinued operations	$—	$—	$(1)	$(1)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$—	$—	$(1)	$(1)
Net income before attribution to noncontrolling interests	$6,024	$4,033	$11,962	$8,140
Noncontrolling interests (NCI)	193	14	346	57
Citigroup’s net income	$5,831	$4,019	$11,616	$8,083

Statement continues on the next page.

Basic earnings per share(1)
Income from continuing operations	$3.20	$1.98	$6.32	$3.98
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$3.20	$1.98	$6.32	$3.98
Weighted-average common shares outstanding (in millions)	1,700.9	1,855.9	1,718.9	1,867.5
Diluted earnings per share(1)
Income from continuing operations	$3.15	$1.96	$6.21	$3.92
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$3.15	$1.96	$6.21	$3.92
Adjusted weighted-average diluted common shares outstanding (in millions)	1,735.6	1,893.1	1,755.8	1,906.4

(1)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Citigroup’s net income	$5,831	$4,019	$11,616	$8,083
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities(1)	$250	$278	$(569)	$793
Debt valuation adjustment (DVA)	(1,089)	(342)	316	437
Cash flow hedges	(271)	72	(520)	79
Benefit plans liability adjustment(1)	60	(37)	98	(63)
Currency translation adjustment (CTA), net of hedges(1)	(36)	1,966	853	2,815
Excluded component of fair value hedges	4	—	17	7
Long-duration insurance contracts(1)	(5)	(1)	—	(2)
Citigroup’s total other comprehensive income (loss)	$(1,087)	$1,936	$195	$4,066
Citigroup’s total comprehensive income	$4,744	$5,955	$11,811	$12,149
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$165	$58	$92	$107
Add: Net income (loss) attributable to noncontrolling interests (NCI)	193	14	346	57
Total comprehensive income	$5,102	$6,027	$12,249	$12,313

(1)    The changes reflected in these line items are exclusive of the impacts of the Banamex equity sales. See the Consolidated Statement of Changes in Stockholders’ Equity and Notes 2 and 17.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,663	$23,717
Deposits with banks, net of allowance	341,750	325,862
Securities borrowed and purchased under agreements to resell (including $214,711 and $206,110 as of June 30, 2026 and December 31, 2025, respectively, at fair value), net of allowance	404,655	356,195
Brokerage receivables, net of allowance	83,322	62,679
Trading account assets (including $283,649 and $228,816 pledged to creditors as of June 30, 2026 and December 31, 2025, respectively)	634,356	537,139
Investments:
Available-for-sale debt securities (including $7,136 and $4,931 pledged to creditors as of June 30, 2026 and December 31, 2025, respectively)	286,765	246,720
Held-to-maturity debt securities, net of allowance (fair value of which is $157,524 and $179,520 as of June 30, 2026 and December 31, 2025, respectively) (includes $125 and $70 pledged to creditors as of June 30, 2026 and December 31, 2025, respectively)	167,893	189,831
Equity securities (including $538 and $921 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	8,263	7,678
Total investments	$462,921	$444,229
Loans:
Consumer (including $26 and $51 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	416,520	408,533
Corporate (including $8,204 and $6,804 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	377,138	343,697
Loans, net of unearned income	$793,658	$752,230
Allowance for credit losses on loans (ACLL)	(19,961)	(19,247)
Total loans, net	$773,697	$732,983
Goodwill	19,012	19,098
Intangible assets (including MSRs of $788 and $759 as of June 30, 2026 and December 31, 2025, respectively)	5,004	4,284
Premises and equipment, net of depreciation and amortization	33,897	33,339
Other assets (including $16,460 and $15,840 as of June 30, 2026 and December 31, 2025, respectively, at fair value), net of allowance	111,377	117,677
Total assets	$2,894,654	$2,657,202

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2026	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2025
Liabilities
Deposits (including $4,873 and $4,222 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	$1,492,607	$1,403,573
Securities loaned and sold under agreements to repurchase (including $150,621 and $199,422 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	411,126	348,098
Brokerage payables (including $3,210 and $5,492 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	116,076	74,836
Trading account liabilities	187,193	162,798
Short-term borrowings (including $27,017 and $21,567 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	68,978	51,878
Long-term debt (including $143,494 and $130,726 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	333,749	315,827
Other liabilities, plus allowances	70,475	86,370
Total liabilities	$2,680,204	$2,443,380
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2026—782,000 and as of December 31, 2025—802,000, at aggregate liquidation value	$19,550	$20,050
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2026—3,099,786,399 and as of December 31, 2025—3,099,752,593	31	31
Additional paid-in capital	107,343	108,452
Retained earnings	223,989	215,128
Treasury stock, at cost: June 30, 2026—1,422,349,616 shares and December 31, 2025— 1,352,205,592 shares	(99,398)	(89,473)
Accumulated other comprehensive income (loss) (AOCI)	(39,500)	(41,897)
Total Citigroup stockholders’ equity	$212,015	$212,291
Noncontrolling interests—equity (NCI—equity)	2,435	1,531
Total equity	$214,450	$213,822
Total liabilities and equity	$2,894,654	$2,657,202

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,550	$18,350	$20,050	$17,850
Issuance of new preferred stock	—	—	1,800	2,000
Redemption of preferred stock	—	(2,000)	(2,300)	(3,500)
Balance, end of period	$19,550	$16,350	$19,550	$16,350
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$107,852	$108,647	$108,483	$109,148
Employee benefit plans	190	217	(435)	(285)
Net increase/(decrease) due to Banamex equity sales	(669)	—	(673)	—
Other	1	6	(1)	7
Balance, end of period	$107,374	$108,870	$107,374	$108,870
Retained earnings
Balance, beginning of period	$219,542	$209,013	$215,128	$206,294
Citigroup’s net income	5,831	4,019	11,616	8,083
Common dividends(1)	(1,047)	(1,063)	(2,104)	(2,135)
Preferred dividends	(338)	(287)	(643)	(556)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	1	(8)	(8)	(12)
Balance, end of period	$223,989	$211,674	$223,989	$211,674
Treasury stock, at cost
Balance, beginning of period	$(95,370)	$(77,880)	$(89,473)	$(76,842)
Employee benefit plans(2)	12	14	461	732
Excise tax on share repurchases(3)	(40)	(20)	(86)	(26)
Treasury stock acquired	(4,000)	(2,000)	(10,300)	(3,750)
Balance, end of period	$(99,398)	$(79,886)	$(99,398)	$(79,886)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(40,615)	$(45,722)	$(41,897)	$(47,852)
Citigroup’s total other comprehensive income (loss)	(1,087)	1,936	195	4,066
Net increase/(decrease) due to Banamex equity sales	2,202	—	2,202	—
Balance, end of period	$(39,500)	$(43,786)	$(39,500)	$(43,786)
Total Citigroup common stockholders’ equity	$192,465	$196,872	$192,465	$196,872
Total Citigroup stockholders’ equity	$212,015	$213,222	$212,015	$213,222
Noncontrolling interests—equity (NCI—equity)
Balance, beginning of period	$1,613	$850	$1,531	$768
Transactions between Citigroup and NCI—equity	—	—	—	(10)
Net income attributable to NCI—equity	193	14	346	57
Distributions paid to NCI—equity	(328)	(14)	(328)	(14)
Other comprehensive income (loss) attributable to NCI—equity	165	58	92	107
Net increase/(decrease) due to Banamex equity sales	775	—	775	—
Other	17	—	19	—
Net change in NCI—equity	$822	$58	$904	$140
Balance, end of period	$2,435	$908	$2,435	$908
Total equity	$214,450	$214,130	$214,450	$214,130

(1)    Common dividends declared were $0.60 per share for 1Q26 and 2Q26 and $0.56 per share for 1Q25 and 2Q25.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(3)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2026	2025
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,962	$8,140
Net income attributable to noncontrolling interests	346	57
Citigroup’s net income	$11,616	$8,083
Income (loss) from discontinued operations, net of taxes	(1)	(1)
Income from continuing operations—excluding noncontrolling interests	$11,617	$8,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	(3)	186
Depreciation and amortization	2,262	2,147
Deferred income taxes	189	220
Provisions for credit losses and for benefits and claims	5,327	5,595
Realized gains from sales of investments	(439)	(259)
Impairment losses on investments and other assets	204	97
Change in trading account assets	(97,290)	(125,897)
Change in trading account liabilities	24,395	30,106
Change in brokerage receivables net of brokerage payables	20,597	11,160
Change in loans held-for-sale (HFS)	(891)	(4,810)
Change in other assets	(12,447)	(8,588)
Change in other liabilities	3,342	437
Other, net	(2,815)	(13,765)
Total adjustments	$(57,569)	$(103,371)
Net cash provided by (used in) operating activities of continuing operations	$(45,952)	$(95,287)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(48,460)	$(49,830)
Change in loans	(44,146)	(40,293)
Proceeds from divestitures(1)	377	—
Purchase of portfolio of consumer loans	(7,200)	—
Proceeds from sales and securitizations of loans	4,094	2,063
Available-for-sale (AFS) debt securities
Purchases of investments	(202,611)	(140,047)
Proceeds from sales of investments	60,306	54,554
Proceeds from maturities of investments	100,903	91,153
Held-to-maturity (HTM) debt securities
Purchases of investments	(1,183)	(5,006)
Proceeds from maturities of investments	23,143	41,335
Capital expenditures on premises and equipment and capitalized software	(2,966)	(3,272)
Proceeds from sales of premises and equipment and repossessed assets	43	16
Other, net	(914)	378
Net cash provided by (used in) investing activities of continuing operations	$(118,614)	$(48,949)

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2026	2025
Cash flows from financing activities of continuing operations
Dividends paid	$(2,714)	$(2,651)
Issuance of preferred stock	1,785	1,995
Redemption of preferred stock	(2,300)	(3,500)
Treasury stock acquired	(10,300)	(3,750)
Stock tendered for payment of withholding taxes	(1,226)	(770)
Proceeds from divestitures(2)	2,492	—
Change in securities loaned and sold under agreements to repurchase	63,028	93,158
Issuance of long-term debt	84,489	67,498
Payments and redemptions of long-term debt	(59,226)	(46,333)
Change in deposits	89,034	79,363
Change in short-term borrowings	17,100	7,055
Net cash provided by (used in) financing activities of continuing operations	$182,162	$192,065
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(762)	$13,112
Change in cash, due from banks and deposits with banks	16,834	60,941
Cash, due from banks and deposits with banks at beginning of period	349,579	276,532
Cash, due from banks and deposits with banks at end of period	$366,413	$337,473
Cash and due from banks (including segregated cash and other deposits)	$24,663	$24,991
Deposits with banks, net of allowance	341,750	312,482
Cash, due from banks and deposits with banks at end of period	$366,413	$337,473
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for interest	$39,708	$39,284
Non-cash investing activities(1)(3)
Decrease in net loans associated with divestitures reclassified to HFS	$—	$1,680
Transfers to loans HFS (Other assets) from loans HFI	3,744	1,942
Non-cash financing activities(1)(3)
Decrease in deposits associated with divestitures reclassified to HFS	$—	$6,088

(1)    See “Significant Disposals” in Note 2.
(2)    See “Other Business Exits” in Note 2 and Note 2 (“Sale of 25% Equity Stake in Banamex”) in Citi’s 2025 Form 10-K.
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 24 for more information and balances as of June 30, 2026.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (First Quarter of 2026 Form 10-Q).
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

ACCOUNTING CHANGES

See Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for a discussion of 2025 accounting changes.

FUTURE ACCOUNTING CHANGES

Accounting for Environmental Credit Programs
In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to provide recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.

The initial measurement of an environmental credit depends on how the entity obtained the credit, and the subsequent measurement depends on how the entity intends to use the credit. In general, environmental credits are initially measured at cost, but may be subsequently measured at fair value based on a class-wide accounting policy election if the credits were obtained in an exchange transaction and will not be used to settle a regulatory compliance obligation or voluntary initiative.
The amendments in the ASU are effective for annual (and quarterly) reporting periods beginning after December 15, 2027. Early adoption is permitted, with adoption as of an interim reporting period being reflected as of the beginning of that annual reporting period through a cumulative-effect adjustment to the opening balance of retained earnings. Citi is evaluating whether to early adopt the ASU and does not expect the adoption of this guidance to have a material impact on operating results or financial position.

Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock
In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, to provide authoritative guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity-classified preferred stock. The amendments do not affect the recognition timing of PIK dividends but clarify that PIK dividends within scope are to be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The ASU will be effective for all entities for interim and annual periods beginning after December 15, 2026, with early adoption permitted. Adoption may be applied either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments outstanding as of the initial application date. Adoption of the ASU is not expected to have a material impact on Citi’s operating results or financial position.

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

Accounting for Internal-Use Software Costs
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, intended to modernize the internal-use software guidance, primarily by eliminating accounting consideration of software project development stages and enhancing the guidance around the “probable-to-complete” threshold in determining when capitalization of internal-use software costs begins. The ASU will be effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Citi is currently assessing the impact of and approach toward adopting this ASU.

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

2. SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

As of June 30, 2026, with the exception of Banamex, Citi has largely completed its exits from the 14 international consumer markets identified as part of its strategic refresh, all of which are reported within All Other—Legacy Franchises. As
discussed below, this included the completion of the sale of the Poland consumer banking business during the second quarter of 2026. In addition, Citi continued to make substantial progress on the divestiture of Banamex, including the sale of 22.6% of Banamex’s outstanding common stock during the second quarter of 2026.
Of the 13 exits, Citi has disposed of 10 consumer banking businesses through sales and exited two consumer markets through wind-down activities and loan portfolio dispositions, and has largely completed the wind-down of its consumer banking operations in Korea. For additional information, see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Significant Disposals
During 2026, the following two transactions were identified as significant disposals. The losses from the sales represent life-to-date amounts, which may be updated to reflect post-closing purchase price adjustments. As of June 30, 2026, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals.

Sale of Poland Consumer Banking Business
On June 12, 2026, Citi completed the sale of its Poland consumer banking business. The business had approximately $5.9 billion in assets, including $1.2 billion of Cash and due from banks, $2.2 billion of Deposits with banks, $1.6 billion of loans (net of allowance of $24 million) and $0.8 billion of Trading account assets. The total amount of liabilities was $5.7 billion, primarily consisting of deposits. Since 2025, on a cumulative basis, the sale resulted in a pretax loss on sale of approximately $160 million ($125 million after-tax), recorded in Other revenue.
Excluding the pretax loss on sale, the Income before taxes for the Poland consumer banking business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Income before taxes	$11	$38	$32	$70

Sale of AO Citibank
On February 18, 2026, Citi signed and closed the sale of AO Citibank to Renaissance Capital (RenCap). AO Citibank conducted Citi’s remaining operations in Russia, which were historically reported within the Services, Markets and Banking reportable segments as well as within All Other.
At the time of sale, AO Citibank had approximately $13.5 billion in assets, including $11.4 billion of Other assets and $2.0 billion of Cash and deposits with banks. The total amount of liabilities was $13.7 billion, primarily consisting of deposits, including $1.7 billion in intercompany deposits, which is now owed to Citi by RenCap. The sale resulted in a pretax loss on sale of approximately $1.2 billion ($1.1 billion after-tax) recorded in Other revenue, primarily reflected in the fourth quarter of 2025.
Excluding the pretax loss on sale, the Income before taxes for AO Citibank was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Income before taxes	$—	$(297)	$24	$(314)

Citi did not have any other significant disposals as of June 30, 2026. For a description and the financial impact of the Company’s significant disposal transactions in prior periods, see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Other Business Exits
Other significant transactions during 2026 included the following:

Sale of 24% Equity Stake in Banamex (22.6% Closed)
On April 29, 2026, Citi completed the sale of 22.6% of Banamex’s outstanding common stock to several prominent institutional investors and family offices as part of the investors’ commitment to acquire a 24% stake (approximately 470 million shares) in Banamex at a fixed purchase price of approximately MXN 43 billion, subject to purchase price adjustments. The sale of the remaining 1.4% (of the 24% commitment) is expected to be completed in the third quarter of 2026, and is subject to customary closing conditions.
As a result of the closing of the 22.6% Banamex sale, Citi received total cash consideration of approximately $2.3 billion. Citi’s total stockholders’ equity increased by approximately $1.5 billion, due to (i) the reclassification of an approximate $2.0 billion CTA loss associated with Banamex from AOCI (within Total Citigroup stockholders’ equity) to Noncontrolling interests (NCI), partially offset by (ii) a net loss on sale of approximately $0.5 billion recorded primarily in Additional paid-in capital within Total Citigroup stockholders’ equity, which reflects the difference between the cash consideration received and 22.6% of the Banamex U.S. GAAP book value. The following table presents the effect of changes in Citi’s ownership interest in Banamex on Citi’s equity:

Six Months Ended June 30,
In millions of dollars	2026
Net income attributable to Citigroup common shareholders	$10,973
Changes in Citigroup’s equity for sale of 22.6% interest in Banamex	1,529
Changes from net income attributable to Citigroup common shareholders and changes in Citigroup’s ownership interest	$12,502

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

	Three Months Ended June 30,
In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Services		Markets		Banking
	2026	2025	2026	2025	2026	2025
Net interest income	$4,291	$3,630	$4,002	$2,824	$560	$530
Non-interest revenue	2,091	1,800	3,005	3,156	1,362	904
Total revenues, net of interest expense	$6,382	$5,430	$7,007	$5,980	$1,922	$1,434
Compensation expense(1)	$679	$641	$1,177	$992	$733	$695
Non-compensation expense(2)	2,124	2,038	2,607	2,516	479	442
Total operating expense	$2,803	$2,679	$3,784	$3,508	$1,212	$1,137
Provisions for credit losses and for benefits and claims	$58	$353	$109	$108	$242	$173
Provision (benefits) for income taxes	924	670	710	540	117	33
Income (loss) from continuing operations	2,597	1,728	2,404	1,824	351	91
End-of-period assets (June 30, 2026 and December 31, 2025)	$645	$628	$1,363	$1,185	$145	$140
Average loans	103	94	176	136	88	84
Average deposits	1,017	857	20	18	—	—

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Wealth		USCC
	2026	2025	2026	2025
Net interest income	$2,155	$1,831	$5,180	$4,918
Non-interest revenue	1,022	983	(659)	(447)
Total revenues, net of interest expense	$3,177	$2,814	$4,521	$4,471
Compensation expense(1)	$878	$834	$401	$322
Non-compensation expense(2)	1,499	1,479	1,393	1,304
Total operating expense	$2,377	$2,313	$1,794	$1,626
Provisions for credit losses and for benefits and claims	$59	$7	$1,618	$1,852
Provision (benefits) for income taxes	158	109	257	235
Income (loss) from continuing operations	583	385	852	758
End-of-period assets (June 30, 2026 and December 31, 2025)	$321	$316	$182	$178
Average loans	206	197	177	168
Average deposits	415	398	—	—

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	All Other(3)		Reconciling Items(3)		Total Citi
	2026	2025	2026	2025	2026	2025
Net interest income	$937	$1,442	$—	$—	$17,125	$15,175
Non-interest revenue	800	274	20	(177)	7,641	6,493
Total revenues, net of interest expense	$1,737	$1,716	$20	$(177)	$24,766	$21,668
Total operating expense	$2,220	$2,277	$25	$37	$14,215	$13,577
Provisions for credit losses and for benefits and claims	$438	$374	$(2)	$5	$2,522	$2,872
Provision (benefits) for income taxes	(160)	(362)	(1)	(39)	2,005	1,186
Income (loss) from continuing operations	(761)	(573)	(2)	(180)	6,024	4,033
End-of-period assets (June 30, 2026 and December 31, 2025)	$239	$210			$2,895	$2,657
Average loans	35	33			785	712
Average deposits	52	70			1,504	1,343

	Six Months Ended June 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking
	2026	2025	2026	2025	2026	2025
Net interest income	$8,434	$7,128	$6,799	$4,748	$1,147	$1,021
Non-interest revenue	4,051	3,506	7,454	7,307	2,542	1,943
Total revenues, net of interest expense	$12,485	$10,634	$14,253	$12,055	$3,689	$2,964
Compensation expense(1)	$1,386	$1,273	$2,377	$2,010	$1,512	$1,327
Non-compensation expense(2)	4,352	3,990	5,242	4,964	940	844
Total operating expense	$5,738	$5,263	$7,619	$6,974	$2,452	$2,171
Provisions for credit losses and for benefits and claims	$152	$404	$94	$309	$374	$387
Provision (benefits) for income taxes	1,756	1,390	1,507	1,086	208	93
Income (loss) from continuing operations	4,839	3,577	5,033	3,686	655	313
Average loans	$101	$91	$169	$132	$86	$83
Average deposits	989	842	20	17	—	—

In millions of dollars, except average loans and average deposits in billions	Wealth		USCC
	2026	2025	2026	2025
Net interest income	$4,250	$3,662	$10,296	$9,902
Non-interest revenue	1,992	1,909	(1,018)	(864)
Total revenues, net of interest expense	$6,242	$5,571	$9,278	$9,038
Compensation expense(1)	$1,744	$1,714	$755	$664
Non-compensation expense(2)	3,048	2,989	2,750	2,653
Total operating expense	$4,792	$4,703	$3,505	$3,317
Provisions for credit losses and for benefits and claims	$160	$133	$3,710	$3,635
Provision (benefits) for income taxes	275	159	479	490
Income (loss) from continuing operations	1,015	576	1,584	1,596
Average loans	$206	$196	$174	$168
Average deposits	415	399	—	—

In millions of dollars, except average loans and average deposits in billions	All Other(3)		Reconciling Items(3)		Total Citi
	2026	2025	2026	2025	2026	2025
Net interest income	$1,940	$2,726	$—	$—	$32,866	$29,187
Non-interest revenue	1,479	453	33	(177)	16,533	14,077
Total revenues, net of interest expense	$3,419	$3,179	$33	$(177)	$49,399	$43,264
Total operating expense	$4,364	$4,503	$56	$71	$28,526	$27,002
Provisions for credit losses and for benefits and claims	$838	$733	$(1)	$(6)	$5,327	$5,595
Provision (benefits) for income taxes	(634)	(645)	(8)	(47)	3,583	2,526
Income (loss) from continuing operations	(1,149)	(1,412)	(14)	(195)	11,963	8,141
Average loans	$34	$31			$770	$701
Average deposits	51	66			1,475	1,324

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

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026(1)	2025(2)	2026(3)	2025(4)
Total reportable business segments and All Other—income from continuing operations(5)	$6,026	$4,213	$11,977	$8,336
Divestiture-related impact on:
Total revenues, net of interest expense	20	(177)	33	(177)
Total operating expenses	25	37	56	71
Provision (release) for credit losses	(2)	5	(1)	(6)
Provision (benefits) for income taxes	(1)	(39)	(8)	(47)
Income from continuing operations	$6,024	$4,033	$11,963	$8,141

(1)    The three months ended June 30, 2026 includes approximately $25 million in operating expenses ($18 million after-tax), primarily driven by separation costs in Mexico.
(2)    The three months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $37 million in operating expenses (approximately $26 million after-tax), primarily related to separation costs in Mexico. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
(3)    The six months ended June 30, 2026 includes approximately $56 million in operating expenses ($41 million after-tax), primarily driven by separation costs in Mexico.
(4)    The six months ended June 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $71 million in operating expenses (approximately $49 million after-tax), largely related to separation costs in Mexico and severance costs in the Asia exit markets. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
(5)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Interest income
Consumer loans	$10,156	$9,771	$20,133	$19,529
Corporate loans	5,482	5,193	10,731	10,161
Loan interest, including fees	$15,638	$14,964	$30,864	$29,690
Deposits with banks	3,375	3,043	6,569	6,044
Securities borrowed and purchased under agreements to resell	6,852	6,621	13,533	12,912
Investments, including dividends	4,090	4,206	8,109	8,372
Trading account assets(1)	6,112	5,821	11,009	10,191
Other interest-bearing assets(2)	1,595	1,204	3,091	2,316
Total interest income	$37,662	$35,859	$73,175	$69,525
Interest expense
Deposits	$8,747	$8,685	$17,000	$17,123
Securities loaned and sold under agreements to repurchase	6,713	6,938	13,311	13,194
Trading account liabilities(1)	788	748	1,557	1,505
Short-term borrowings and other interest-bearing liabilities(3)	2,046	1,800	3,878	3,526
Long-term debt	2,243	2,513	4,563	4,990
Total interest expense	$20,537	$20,684	$40,309	$40,338
Net interest income	$17,125	$15,175	$32,866	$29,187
Provision for credit losses on loans	2,603	2,477	5,208	5,038
Net interest income after provision for credit losses on loans	$14,522	$12,698	$27,658	$24,149

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
The following table presents Commissions and fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Investment banking fees(1)	$1,358	$1,006	$2,596	$2,043
Brokerage commissions(2)	821	701	1,707	1,405
Credit card and bank card income(3)
Interchange fees	3,387	3,038	6,402	5,876
Card-related loan fees	249	179	456	342
Card rewards and partner payments	(3,909)	(3,325)	(7,146)	(6,460)
Deposit-related fees(4)	372	338	718	666
Transactional service fees(5)	394	381	792	734
Corporate finance(6)	278	171	428	343
Insurance distribution revenue(7)	82	79	176	160
Insurance premiums(8)	60	30	108	53
Loan servicing	19	23	36	47
Other	187	124	297	243
Total(9)	$3,298	$2,745	$6,570	$5,452

(1)    Investment banking fees are earned primarily by Banking and Markets. For the periods presented, the contract liability amount was negligible.
(2)    Brokerage commissions are earned primarily by Markets and Wealth. The Company recognized $48 million and $106 million of revenue related to variable consideration for the three and six months ended June 30, 2026, and $45 million and $91 million for the three and six months ended June 30, 2025, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
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
(9)    Commissions and fees include $(3,302) million and $(6,118) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and six months ended June 30, 2026, and $(2,918) million and $(5,668) million for the three and six months ended June 30, 2025, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for additional information on Citi’s administration and other fiduciary fees.
The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Custody fees(1)	$676	$567	$1,242	$1,046
Fiduciary fees(2)	439	422	865	855
Guarantee fees	142	134	273	267
Total administration and other fiduciary fees(3)	$1,257	$1,123	$2,380	$2,168

(1)    Custody fees are earned primarily by Services.
(2)    Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(3)    Administration and other fiduciary fees include $142 million and $134 million for the three months ended June 30, 2026 and 2025, and $273 million and $267 million for the six months ended June 30, 2026 and 2025, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Interest rate risks(1)	$(137)	$570	$343	$1,117
Foreign exchange risks(2)	1,795	1,518	3,613	3,054
Equity risks(3)	795	303	2,028	1,189
Commodity and other risks(4)	274	272	822	631
Credit products and risks(5)	(246)	(160)	(317)	22
Total	$2,481	$2,503	$6,489	$6,013

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

7. INCENTIVE PLANS
For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

8. RETIREMENT BENEFITS
For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefit plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the six months ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$31	$28	$—	$—	$—	$—
Interest cost on benefit obligation	112	119	106	106	3	3	37	29
Expected return on assets	(147)	(151)	(113)	(94)	(3)	(2)	(28)	(18)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	2	(1)	(1)	(3)	(1)	(1)
Net actuarial loss (gain)	56	50	9	16	(3)	(3)	5	2
Curtailment (gain)(1)	—	—	(3)	—	—	—	—	—
Total net expense (benefit)	$22	$19	$32	$55	$(4)	$(5)	$13	$12

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$63	$54	$—	$—	$—	$—
Interest cost on benefit obligation	221	237	221	206	6	7	74	57
Expected return on assets	(291)	(301)	(224)	(182)	(5)	(5)	(55)	(35)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	2	(2)	(4)	(5)	(3)	(3)
Net actuarial loss (gain)	108	98	26	32	(5)	(6)	10	5
Curtailment (gain)(1)	—	—	(3)	—	—	—	—	—
Total net expense (benefit)	$39	$35	$85	$108	$(8)	$(9)	$26	$24
(1)    Curtailment relates to divestiture and other wind-down activities.

Contributions
The following table summarizes the Company’s expected contributions for 2026 and the actual contributions made in 2025:

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans(2)		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Company contributions(3) expected to be made during the year, and made during the prior year	$61	$55	$120	$363	$5	$19	$12	$208
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
(3)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2026	2025	2026	2025
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$6,024	$4,033	$11,963	$8,141
Less: Noncontrolling interests from continuing operations	193	14	346	57
Net income from continuing operations (for EPS purposes)	$5,831	$4,019	$11,617	$8,084
Loss from discontinued operations, net of taxes	—	—	(1)	(1)
Citigroup’s net income	$5,831	$4,019	$11,616	$8,083
Less: Preferred dividends	338	287	643	556
Net income available to common shareholders	$5,493	$3,732	$10,973	$7,527
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	47	49	103	93
Net income allocated to common shareholders for basic EPS	$5,446	$3,683	$10,870	$7,434
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,700.9	1,855.9	1,718.9	1,867.5
Basic earnings per share
Income from continuing operations	$3.20	$1.98	$6.32	$3.98
Discontinued operations	—	—	—	—
Net income per share—basic(2)	$3.20	$1.98	$6.32	$3.98
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$5,446	$3,683	$10,870	$7,434
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	20	19	38	36
Net income allocated to common shareholders for diluted EPS	$5,466	$3,702	$10,908	$7,470
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,700.9	1,855.9	1,718.9	1,867.5
Effect of dilutive securities(3)
Other employee plans	34.7	37.2	36.9	38.9
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,735.6	1,893.1	1,755.8	1,906.4
Diluted earnings per share
Income from continuing operations	$3.15	$1.96	$6.21	$3.92
Discontinued operations	—	—	—	—
Net income per share—diluted(2)	$3.15	$1.96	$6.21	$3.92

(1)The total for this line includes dividends and undistributed earnings ($47 million combined for 2Q26) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the six months ended June 30, 2026 there were 1.1 million weighted-average stock options outstanding; however, they did not impact dilutive securities or EPS above using the treasury stock method. There were no weighted-average options outstanding during the prior-year period.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2026	December 31, 2025
Securities purchased under agreements to resell(1)	$302,957	$279,722
Securities borrowed	101,701	76,478
Total, net(2)	$404,658	$356,200
Allowance for credit losses on securities purchased and borrowed(3)	(3)	(5)
Total, net of allowance	$404,655	$356,195

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$381,425	$328,196
Securities loaned	29,701	19,902
Total, net(2)	$411,126	$348,098

(1)    Includes an immaterial balance of federal funds sold.
(2)    The above tables do not include securities-for-securities lending transactions of $3.2 billion and $5.5 billion at June 30, 2026 and December 31, 2025, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(3)     See Note 13.

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

	As of June 30, 2026
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell(5)	$680,579	$377,622	$302,957	$297,702	$5,255
Securities borrowed	136,269	34,568	101,701	25,081	76,620
Total	$816,848	$412,190	$404,658	$322,783	$81,875

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$759,047	$377,622	$381,425	$327,056	$54,369
Securities loaned	64,269	34,568	29,701	24,688	5,013
Total	$823,316	$412,190	$411,126	$351,744	$59,382

	As of December 31, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$667,949	$388,227	$279,722	$273,366	$6,356
Securities borrowed	105,383	28,905	76,478	25,236	51,242
Total	$773,332	$417,132	$356,200	$298,602	$57,598

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$716,423	$388,227	$328,196	$283,624	$44,572
Securities loaned	48,807	28,905	19,902	17,197	2,705
Total	$765,230	$417,132	$348,098	$300,821	$47,277

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
(5)Includes an immaterial balance of federal funds sold.

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2026
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$404,870	$213,039	$60,327	$80,811	$759,047
Securities loaned	45,814	2,981	3,448	12,026	64,269
Total	$450,684	$216,020	$63,775	$92,837	$823,316

	As of December 31, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$359,099	$232,476	$53,470	$71,378	$716,423
Securities loaned	36,757	352	1,263	10,435	48,807
Total	$395,856	$232,828	$54,733	$81,813	$765,230

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2026
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$300,287	$103	$300,390
State and municipal securities	174	—	174
Foreign government securities	250,684	574	251,258
Corporate bonds	38,962	498	39,460
Equity securities	39,123	62,172	101,295
Mortgage-backed securities	117,233	—	117,233
Asset-backed securities	7,918	—	7,918
Other	4,666	922	5,588
Total	$759,047	$64,269	$823,316

	As of December 31, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$349,012	$28	$349,040
State and municipal securities	240	56	296
Foreign government securities	208,189	226	208,415
Corporate bonds	24,161	163	24,324
Equity securities	26,779	46,792	73,571
Mortgage-backed securities	100,191	21	100,212
Asset-backed securities	6,203	73	6,276
Other	1,648	1,448	3,096
Total	$716,423	$48,807	$765,230

11.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2026	December 31, 2025
Available-for-sale (AFS) debt securities	$286,765	$246,720
Held-to-maturity (HTM) debt securities(1)	167,893	189,831
Marketable equity securities carried at fair value(2)	113	475
Non-marketable equity securities carried at fair value(2)(3)	425	446
Non-marketable equity securities measured using the measurement alternative(4)	1,758	1,707
Non-marketable equity securities carried at cost(5)	5,967	5,050
Total investments(6)	$462,921	$444,229

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $45 million and $37 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at June 30, 2026 and December 31, 2025, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2026 and December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest by reversing interest income. Amounts reversed through interest income were immaterial for the three and six months ended June 30, 2026 and 2025.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Taxable interest	$3,929	$4,022	$7,798	$8,043
Interest exempt from U.S. federal income tax	65	78	130	155
Dividend income	96	106	181	174
Total interest and dividend income on investments	$4,090	$4,206	$8,109	$8,372

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Gross realized investment gains	$191	$152	$508	$286
Gross realized investment losses	(22)	(14)	(69)	(27)
Net realized gains on sales of investments	$169	$138	$439	$259

Available-for-Sale (AFS) Debt Securities
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2026
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$55,564	$—	$99	$886	$(787)	$54,777
Other	978	—	1	—	1	979
Total mortgage-backed securities	$56,542	$—	$100	$886	$(786)	$55,756
U.S. Treasury	$53,569	$—	$32	$109	$(77)	$53,492
State and municipal	1,446	—	8	38	(30)	1,416
Foreign government	167,866	—	718	767	(49)	167,817
Corporate	3,759	7	8	142	(134)	3,618
Asset-backed securities(1)	1,063	—	4	4	—	1,063
Other debt securities	3,604	—	—	1	(1)	3,603
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$287,849	$7	$870	$1,947	$(1,077)	$286,765
Unallocated portfolio-layer cumulative basis adjustments(2)	$(89)	$—	$—	$—	$89	$—
Total AFS debt securities	$287,760	$7	$870	$1,947	$(988)	$286,765

	December 31, 2025
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$36,967	$—	$172	$383	$(211)	$36,756
Other	976	—	1	1	—	976
Total mortgage-backed securities	$37,943	$—	$173	$384	$(211)	$37,732
U.S. Treasury	$35,400	$—	$93	$28	$65	$35,465
State and municipal	1,589	—	5	57	(52)	1,537
Foreign government	162,801	—	902	596	306	163,107
Corporate	4,734	7	20	56	(36)	4,691
Asset-backed securities(1)	1,071	—	8	6	2	1,073
Other debt securities	3,113	—	2	—	2	3,115
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$246,651	$7	$1,203	$1,127	$76	$246,720
Unallocated portfolio-layer cumulative basis adjustments(2)	$133	$—	$—	$—	$(133)	$—
Total AFS debt securities	$246,784	$7	$1,203	$1,127	$(57)	$246,720

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

The following table presents the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2026
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$27,676	$349	$11,967	$537	$39,643	$886
Other	129	—	214	—	343	—
Total mortgage-backed securities	$27,805	$349	$12,181	$537	$39,986	$886
U.S. Treasury	$33,678	$92	$516	$17	$34,194	$109
State and municipal	187	3	614	35	801	38
Foreign government	62,102	552	11,477	215	73,579	767
Corporate	762	125	1,204	17	1,966	142
Asset-backed securities	566	4	—	—	566	4
Other debt securities	901	1	—	—	901	1
Total AFS debt securities(1)	$126,001	$1,126	$25,992	$821	$151,993	$1,947
December 31, 2025
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,475	$110	$7,156	$273	$15,631	$383
Other	28	—	413	1	441	1
Total mortgage-backed securities	$8,503	$110	$7,569	$274	$16,072	$384
U.S. Treasury	$1,888	$6	$766	$22	$2,654	$28
State and municipal	555	9	661	48	1,216	57
Foreign government	42,828	260	14,394	336	57,222	596
Corporate	266	25	1,400	31	1,666	56
Asset-backed securities	537	6	—	—	537	6
Other debt securities	—	—	85	—	85	—
Total AFS debt securities(1)	$54,577	$416	$24,875	$711	$79,452	$1,127

(1)    Gross unrealized losses exclude the effect of the cumulative basis adjustments in active portfolio-layer method fair value hedges.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2026
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$110	$110
After 1 but within 5 years	1,209	1,208
After 5 but within 10 years	775	752
After 10 years	54,448	53,686
Total	$56,542	$55,756
U.S. Treasury and federal agency securities
Due within 1 year	$9,491	$9,489
After 1 but within 5 years	24,589	24,515
After 5 but within 10 years	19,489	19,488
After 10 years	—	—
Total	$53,569	$53,492
State and municipal
Due within 1 year	$78	$78
After 1 but within 5 years	67	64
After 5 but within 10 years	315	311
After 10 years	986	963
Total	$1,446	$1,416
Foreign government
Due within 1 year	$80,602	$80,762
After 1 but within 5 years	81,435	81,333
After 5 but within 10 years	5,173	5,137
After 10 years	656	585
Total	$167,866	$167,817
All other(2)
Due within 1 year	$4,763	$4,737
After 1 but within 5 years	2,793	2,720
After 5 but within 10 years	825	812
After 10 years	45	15
Total	$8,426	$8,284
Total AFS debt securities	$287,849	$286,765

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 19 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Includes corporate, asset-backed and other debt securities.

Held-to-Maturity (HTM) Debt Securities
The carrying value and fair value of HTM debt securities were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2026
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$62,662	$3	$7,231	$55,434
Other	1,349	17	117	1,249
Total mortgage-backed securities	$64,011	$20	$7,348	$56,683
U.S. Treasury securities	$75,851	$—	$2,625	$73,226
State and municipal	8,383	31	456	7,958
Foreign government	640	16	—	656
Asset-backed securities(2)	19,008	38	45	19,001
Total HTM debt securities, net	$167,893	$105	$10,474	$157,524
December 31, 2025
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$65,631	$3	$6,834	$58,800
Other	1,288	21	115	1,194
Total mortgage-backed securities	$66,919	$24	$6,949	$59,994
U.S. Treasury securities	$89,494	$—	$3,010	$86,484
State and municipal	8,608	40	469	8,179
Foreign government	790	20	—	810
Asset-backed securities(2)	24,020	72	39	24,053
Total HTM debt securities, net	$189,831	$156	$10,467	$179,520

(1)Amortized cost is reported net of ACL of $117 million and $146 million at June 30, 2026 and December 31, 2025, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 19 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2026
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$35	$35
After 1 but within 5 years	1,057	1,012
After 5 but within 10 years	1,376	1,296
After 10 years	61,543	54,340
Total	$64,011	$56,683
U.S. Treasury securities
Due within 1 year	$30,345	$30,051
After 1 but within 5 years	45,506	43,175
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$75,851	$73,226
State and municipal
Due within 1 year	$6	$6
After 1 but within 5 years	360	359
After 5 but within 10 years	2,460	2,370
After 10 years	5,557	5,223
Total	$8,383	$7,958
Foreign government
Due within 1 year	$640	$656
After 1 but within 5 years	—	—
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$640	$656
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	1,647	1,647
After 10 years	17,361	17,354
Total	$19,008	$19,001
Total HTM debt securities	$167,893	$157,524

(1)Amortized cost is reported net of ACL of $117 million at June 30, 2026.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
The total amount of HTM debt securities that were delinquent or on non-accrual status was immaterial at June 30, 2026 and December 31, 2025.
There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2026 and December 31, 2025.

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

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$25	$2	$138	$5
Total impairment losses recognized in earnings	$25	$2	$138	$5

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was immaterial as of June 30, 2026 and December 31, 2025.

Non-Marketable Equity Securities Not Carried at
Fair Value
Non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost.
For additional information on non-marketable equity securities, see Note 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative:

In millions of dollars	June 30, 2026	December 31, 2025
Measurement alternative:
Carrying value	$1,758	$1,707

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Measurement alternative(1):
Impairment losses	$43	$37	$66	$89
Downward changes for observable prices	—	—	—	—
Upward changes for observable prices	35	38	73	47

(1)     See Note 21 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2026
Measurement alternative:
Impairment losses	$543
Downward changes for observable prices	22
Upward changes for observable prices	874

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2026 and 2025, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2026	December 31, 2025
In North America offices(1)
Commercial and industrial	$64,702	$57,406
Financial institutions	82,691	72,154
Mortgage and real estate(2)	19,253	17,931
Installment and other(3)	26,576	23,104
Lease financing	70	72
Total	$193,292	$170,667
In offices outside North America(1)
Commercial and industrial	$98,962	$96,886
Financial institutions	31,817	27,054
Mortgage and real estate(2)	10,360	9,856
Installment and other(3)	36,575	34,100
Lease financing	53	47
Governments and official institutions	6,083	5,070
Total	$183,850	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$377,142	$343,680
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$(4)	$17
Corporate loans, net of unearned income(4)(5)(6)	$377,138	$343,697

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the risk-based country view is immaterial for the purposes of classification of corporate loans between offices in North America and outside North America.
(2)Loans secured primarily by real estate.
(3)Installment and other includes loans to SPEs and TTS commercial cards.
(4)Corporate loans are net of unearned income of $(1.1) billion and $(1.1) billion at June 30, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at June 30, 2026 and December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were immaterial for the three months ended June 30, 2026 and 2025.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 20.

The Company sold and/or reclassified to held-for-sale $2.0 billion and $3.0 billion of corporate loans during the three and six months ended June 30, 2026, and $0.9 billion and $1.9 billion of corporate loans during the three and six months ended June 30, 2025, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2026 or 2025.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2026

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$151	$33	$184	$1,011	$159,569	$160,764
Financial institutions	1	—	1	60	112,837	112,898
Mortgage and real estate	3	5	8	426	29,179	29,613
Lease financing	—	1	1	—	122	123
Other	49	14	63	250	65,227	65,540
Loans at fair value	N/A	N/A	N/A	N/A	N/A	8,204
Total(5)	$204	$53	$257	$1,747	$366,934	$377,142

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$162	$53	$215	$1,141	$150,416	$151,772
Financial institutions	5	—	5	65	98,808	98,878
Mortgage and real estate	35	2	37	627	27,122	27,786
Lease financing	—	1	1	—	118	119
Other	107	8	115	168	58,038	58,321
Loans at fair value	N/A	N/A	N/A	N/A	N/A	6,804
Total(5)	$309	$64	$373	$2,001	$334,502	$343,680

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
(5)Excludes $(4) million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2026 and December 31, 2025, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior
Investment grade(3)
Commercial and industrial(4)	$34,662	$11,817	$6,895	$5,129	$2,734	$5,247	$31,424	$97,908
Financial institutions(4)	15,414	15,350	3,497	1,691	890	2,236	59,588	98,666
Mortgage and real estate	4,815	5,430	4,737	2,736	1,163	2,662	540	22,083
Other(5)	9,192	10,155	2,486	2,205	1,499	4,173	29,687	59,397
Total investment grade	$64,083	$42,752	$17,615	$11,761	$6,286	$14,318	$121,239	$278,054
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$22,955	$7,349	$3,886	$3,202	$1,321	$2,234	$20,898	$61,845
Financial institutions(4)	4,477	1,586	816	261	111	307	6,614	14,172
Mortgage and real estate	385	745	958	1,031	1,370	2,190	425	7,104
Other(5)	1,744	1,485	456	365	172	212	1,582	6,016
Non-accrual
Commercial and industrial(4)	14	95	20	213	90	55	524	1,011
Financial institutions	1	—	—	—	—	39	20	60
Mortgage and real estate	14	5	1	40	197	137	32	426
Other(5)	69	12	28	16	—	20	105	250
Total non-investment grade	$29,659	$11,277	$6,165	$5,128	$3,261	$5,194	$30,200	$90,884
Loans at fair value(6)								$8,204
Corporate loans, net of unearned income(7)	$93,742	$54,029	$23,780	$16,889	$9,547	$19,512	$151,439	$377,142

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$40,283	$7,840	$5,461	$3,774	$2,051	$3,468	$28,011	$90,888
Financial institutions(4)	24,577	3,979	2,525	920	486	1,356	51,813	85,656
Mortgage and real estate	6,073	4,968	3,738	1,830	1,483	1,482	405	19,979
Other(5)	12,869	3,682	2,448	1,907	538	3,891	26,663	51,998
Total investment grade	$83,802	$20,469	$14,172	$8,431	$4,558	$10,197	$106,892	$248,521
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$27,614	$4,692	$3,746	$2,235	$634	$2,384	$18,438	$59,743
Financial institutions(4)	4,189	989	604	115	246	190	6,824	13,157
Mortgage and real estate	951	823	907	1,312	1,014	1,602	571	7,180
Other(5)	2,964	337	408	183	46	272	2,064	6,274
Non-accrual
Commercial and industrial	216	4	99	70	35	61	656	1,141
Financial institutions(4)	—	—	—	—	43	—	22	65
Mortgage and real estate	3	—	41	199	4	344	36	627
Other(5)	78	14	16	4	13	8	35	168
Total non-investment grade	$36,015	$6,859	$5,821	$4,118	$2,035	$4,861	$28,646	$88,355
Loans at fair value(6)								$6,804
Corporate loans, net of unearned income(7)	$119,817	$27,328	$19,993	$12,549	$6,593	$15,058	$135,538	$343,680
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
(7)Excludes $(4) million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2026 and December 31, 2025, respectively.

Corporate Gross Credit Losses
The tables below detail gross credit losses recognized during the six months ended June 30, 2026 and 2025, by year of loan origination:

	For the Six Months Ended June 30, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$18	$7	$2	$—	$—	$1	$153	$181
Financial institutions	2	—	—	—	—	—	—	2
Mortgage and real estate	—	—	—	—	—	—	—	—
Other(1)	—	—	—	—	—	—	12	12
Total	$20	$7	$2	$—	$—	$1	$165	$195

	For the Six Months Ended June 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$—	$4	$—	$—	$—	$6	$75	$85
Financial institutions	—	—	—	—	—	—	7	7
Mortgage and real estate	—	—	—	—	—	7	2	9
Other(1)	2	—	141	—	—	2	16	161
Total	$2	$4	$141	$—	$—	$15	$100	$262

(1)    Other includes installment and other, lease financing and loans to governments and official institutions.

Non-Accrual Corporate Loans

	June 30, 2026		December 31, 2025
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$529	$225	$788	$295
Financial institutions	10	3	—	—
Mortgage and real estate	19	9	44	4
Other	164	71	121	24
Total non-accrual corporate loans with specific allowances	$722	$308	$953	$323
Non-accrual corporate loans without specific allowances
Commercial and industrial	$482		$353
Financial institutions	50		65
Mortgage and real estate	407		583
Other	86		47
Total non-accrual corporate loans without specific allowances	$1,025	N/A	$1,048	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and six months ended ended June 30, 2026 was $5 million and $17 million, and for the three and six months ended June 30, 2025 was $6 million and $14 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi evaluates and may modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and six months ended June 30, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

In millions of dollars, except weighted-average term extension	Total modifications balance at June 30, 2026(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2026
Commercial and industrial	$228	$205	$23	11
Financial institutions	—	—	—	—
Mortgage and real estate	51	51	—	35
Other(5)	—	—	—	—
Total	$279	$256	$23
Six Months Ended June 30, 2026
Commercial and industrial	$324	$301	$23	11
Financial institutions	—	—	—	—
Mortgage and real estate	63	63	—	34
Other(5)	16	16	—	46
Total	$403	$380	$23

In millions of dollars, except weighted-average term extension	Total modifications balance at June 30, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended June 30, 2025
Commercial and industrial	$133	$133	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$133	$133	$—
Six Months Ended June 30, 2025
Commercial and industrial	$151	$151	$—	13
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$151	$151	$—

(1)The above tables reflect activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of June 30, 2026 and 2025.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $624 million and $355 million as of June 30, 2026 and 2025, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended June 30, 2026 and December 31, 2025:

	As of June 30, 2026(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$482	$482	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	87	87	—	—
Other(2)	19	19	—	—
Total	$588	$588	$—	$—

	As of December 31, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$286	$278	$1	$7
Financial institutions	—	—	—	—
Mortgage and real estate	77	66	11	—
Other(2)	6	6	—	—
Total	$369	$350	$12	$7

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to governments and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended June 30, 2026 and 2025. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

CONSUMER LOANS
Consumer loans represent loans and leases managed by USCC, Wealth and All Other—Legacy Franchises (except Mexico SBMM).
Citi has established a risk management process to monitor, evaluate and manage the principal risks associated with its consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores under Fair Isaac Corporation (FICO) and loan-to-value (LTV) ratios, each as discussed in more detail below. Consumer loans are either delinquency managed or classifiably managed.
For Citi’s policies related to consumer loans, including non-accrual, charge-offs, delinquency managed or classifiably managed, see “Loans—Consumer Loans” and “Allowance for Credit Losses (ACL)—Consumer Loans” and “—Reserve Estimates and Policies” in Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2026

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$119,585	$368	$353	$210	$120,516	$180	$462	$642	$129
Home equity loans(7)(8)	2,226	14	31	—	2,271	15	45	60	—
Credit cards	172,990	2,267	2,351	—	177,608	—	—	—	2,351
Personal, small business and other(9)	33,919	115	34	—	34,068	2	75	77	9
Total	$328,720	$2,764	$2,769	$210	$334,463	$197	$582	$779	$2,489
In offices outside North America(5)
Residential mortgages(6)	$23,747	$38	$81	$—	$23,866	$—	$168	$168	$—
Credit cards(10)	14,187	271	356	—	14,814	—	359	359	98
Personal, small business and other(9)	43,299	131	49	—	43,479	—	176	176	—
Total	$81,233	$440	$486	$—	$82,159	$—	$703	$703	$98
Total excluding portfolio-layer hedges cumulative basis adjustments	$409,953	$3,204	$3,255	$210	$416,622	$197	$1,285	$1,482	$2,587
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$(102)
Total Citigroup(12)(13)					$416,520

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$118,264	$426	$484	$215	$119,389	$125	$560	$685	$121
Home equity loans(7)(8)	2,810	26	36	—	2,872	23	82	105	—
Credit cards	168,738	2,373	2,545	—	173,656	—	—	—	2,545
Personal, small business and other(9)	33,084	96	31	—	33,211	5	152	157	1
Total	$322,896	$2,921	$3,096	$215	$329,128	$153	$794	$947	$2,667
In offices outside North America(5)
Residential mortgages(6)	$23,928	$35	$78	$—	$24,041	$—	$180	$180	$—
Credit cards(10)	14,128	256	317	—	14,701	—	323	323	93
Personal, small business and other(9)	40,143	128	49	—	40,320	—	168	168	—
Total	$78,199	$419	$444	$—	$79,062	$—	$671	$671	$93
Total excluding portfolio-layer hedges cumulative basis adjustments	$401,095	$3,340	$3,540	$215	$408,190	$153	$1,465	$1,618	$2,760
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$343
Total Citigroup(12)(13)					$408,533

(1)Loans less than 30 days past due are presented as current.
(2)Includes $26 million and $51 million at June 30, 2026 and December 31, 2025, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on classifiably managed loans presented in “Classifiably Managed Loans” below.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at June 30, 2026 and December 31, 2025, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.3 billion of residential mortgages outside North America related to Wealth at June 30, 2026. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.6 billion of residential mortgages outside North America related to Wealth at December 31, 2025.
(7)Includes less than $0.1 billion and less than $0.1 billion at June 30, 2026 and December 31, 2025, respectively, of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)Includes classifiably managed loans, presented as “current” above. See “Classifiably Managed Loans” below.
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
(12)Consumer loans were net of unearned income of $997 million and $971 million at June 30, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(13)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at June 30, 2026 and December 31, 2025, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and six months ended June 30, 2026, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $1.0 billion, respectively. During the three and six months ended June 30, 2025, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $0.9 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
In North America offices(1)
Residential first mortgages	$2	$2	$4	$4
Home equity loans	1	1	2	2
Personal, small business and other	1	1	2	1
Total	$4	$4	$8	$7
In offices outside North America(1)
Residential mortgages	$2	$2	$4	$4
Personal, small business and other	1	—	1	1
Total	$3	$2	$5	$5
Total Citigroup	$7	$6	$13	$12

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three and six months ended June 30, 2026, the Company sold and/or reclassified to held-for-sale (HFS) approximately $561 million and $774 million of consumer loans, respectively. During the three and six months ended June 30, 2025, the Company sold and/or reclassified to HFS approximately $10 million and $42 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the three and six months ended June 30, 2026 and 2025. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 22), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses HFS (see “Significant Disposals” in Note 2).
Except for the acquisition of approximately $7 billion of the additional American Airlines co-branded card portfolio during the quarter, the Company did not have significant purchases of consumer loans classified as held-for-investment for the three and six months ended June 30, 2026 or 2025.

Consumer Credit Scores (FICO)
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available.

With respect to Citi’s consumer loan portfolio outside of the U.S. as of June 30, 2026 and December 31, 2025 ($83.4 billion and $80.8 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	June 30, 2026
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2026	$43	$1,035	$7,121
2025	180	2,040	12,523
2024	139	1,349	6,751
2023	219	1,784	10,289
2022	397	2,746	14,682
Prior	1,921	8,012	42,317
Total residential first mortgages	$2,899	$16,966	$93,683	$—	$6,968	$120,516
Home equity line of credit (pre-reset)	$172	$533	$1,228
Home equity line of credit (post-reset)	34	34	38
Home equity term loans	36	64	84
2026	—	—	—
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
Prior	36	64	84
Total home equity loans	$242	$631	$1,350	$—	$48	$2,271
Credit cards	$22,845	$60,625	$88,619
Revolving loans converted to term loans(3)	1,816	914	178
Total credit cards(4)	$24,661	$61,539	$88,797	$—	$2,076	$177,073
Personal, small business and other
2026	$8	$196	$1,004
2025	54	422	947
2024	60	264	417
2023	37	120	155
2022	24	54	55
Prior	66	144	134
Total personal, small business and other(5)(6)	$249	$1,200	$2,712	$26,704	$2,425	$33,290
Total(7)	$28,051	$80,336	$186,542	$26,704	$11,517	$333,150

FICO score distribution—U.S. portfolio	December 31, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$112	$2,309	$13,564
2024	143	1,600	7,973
2023	227	2,045	11,184
2022	368	2,877	15,199
2021	327	2,483	13,891
Prior	1,617	6,201	30,153
Total residential first mortgages	$2,794	$17,515	$91,964	$—	$7,116	$119,389
Home equity line of credit (pre-reset)	$232	$682	$1,506
Home equity line of credit (post-reset)	64	71	69
Home equity term loans	39	70	95
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	39	70	94
Total home equity loans	$335	$823	$1,670	$—	$44	$2,872
Credit cards	$23,473	$59,531	$85,390
Revolving loans converted to term loans(3)	1,742	843	160
Total credit cards(4)	$25,215	$60,374	$85,550	$—	$1,969	$173,108
Personal, small business and other
2025	$43	$475	$1,475
2024	82	382	616
2023	59	185	234
2022	44	99	98
2021	7	15	14
Prior	73	158	123
Total personal, small business and other(5)(6)	$308	$1,314	$2,560	$25,168	$3,029	$32,379
Total(7)	$28,652	$80,026	$181,744	$25,168	$12,158	$327,748

(1)    These personal, small business and other loans without a FICO score available include $26.7 billion and $25.2 billion of loans as of June 30, 2026 and December 31, 2025, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. See “Classifiably Managed Loans” below.
(2)    FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)    Not included in the tables above are $41 million and $52 million of revolving credit card loans outside of the U.S. that were converted to term loans as of June 30, 2026 and December 31, 2025, respectively.
(4)    Excludes $535 million and $548 million of balances related to Canada for June 30, 2026 and December 31, 2025, respectively.
(5)    Excludes $778 million and $832 million of balances related to Canada for June 30, 2026 and December 31, 2025, respectively.
(6)    Includes approximately $11 million and $14 million of personal revolving loans that were converted to term loans for June 30, 2026 and December 31, 2025, respectively.
(7)    Excludes $(102) million and $343 million of unallocated portfolio-layer hedges cumulative basis adjustments at June 30, 2026 and December 31, 2025, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the six months ended June 30, 2026 and 2025, by year of loan origination:

In millions of dollars	Six Months Ended June 30, 2026
Residential first mortgages
2026	$—
2025	—
2024	1
2023	1
2022	1
Prior	21
Total residential first mortgages	$24
Home equity line of credit (pre-reset)	$1
Home equity line of credit (post-reset)	—
Home equity term loans	—
Total home equity loans	$1
Credit cards	$4,912
Revolving loans converted to term loans	130
Total credit cards	$5,042
Personal, small business and other
2026	$86
2025	148
2024	121
2023	60
2022	31
Prior	93
Total personal, small business and other	$539
Total Citigroup	$5,606

In millions of dollars	Six Months Ended June 30, 2025
Residential first mortgages
2025	$—
2024	1
2023	2
2022	—
2021	1
Prior	34
Total residential first mortgages	$38
Home equity line of credit (pre-reset)	$3
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$4
Credit cards	$4,761
Revolving loans converted to term loans	159
Total credit cards	$4,920
Personal, small business and other
2025	$71
2024	119
2023	89
2022	51
2021	20
Prior	75
Total personal, small business and other	$425
Total Citigroup	$5,387

Loan-to-Value (LTV) Ratios—U.S. Consumer Mortgages
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios for Citi’s U.S. consumer mortgage portfolios by year of origination. LTV ratios are updated monthly using the most recent national home price index data available for substantially all of the portfolio, applied at the Metropolitan Statistical Area level, if available, or the state level if not.

LTV distribution—U.S. portfolio(1)	June 30, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2026	$6,756	$1,499	$—
2025	12,358	2,661	3
2024	7,071	1,457	1
2023	11,808	918	—
2022	17,844	1,036	21
Prior	55,665	387	27
Total residential first mortgages	$111,502	$7,958	$52	$1,004	$120,516
Home equity loans (pre-reset)	$1,910	$15	$12
Home equity loans (post-reset)	268	8	14
Total home equity loans	$2,178	$23	$26	$44	$2,271
Total(2)	$113,680	$7,981	$78	$1,048	$122,787

LTV distribution—U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$12,061	$4,163	$—
2024	7,845	2,181	3
2023	12,637	1,288	3
2022	18,144	1,378	23
2021	17,495	276	6
Prior	40,567	348	28
Total residential first mortgages	$108,749	$9,634	$63	$943	$119,389
Home equity loans (pre-reset)	$2,348	$42	$32
Home equity loans (post-reset)	375	13	21
Total home equity loans	$2,723	$55	$53	$41	$2,872
Total(2)	$111,472	$9,689	$116	$984	$122,261

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $(102) million and $343 million of unallocated portfolio-layer cumulative basis adjustments at June 30, 2026 and December 31, 2025, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	June 30, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2026	$1,499	$125	$1
2025	2,549	145	—
2024	2,746	105	—
2023	2,133	583	—
2022	2,256	828	6
Prior	9,195	1,098	21
Total	$20,378	$2,884	$28	$576	$23,866

LTV distribution—outside of U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$2,576	$207	$—
2024	2,825	275	—
2023	2,062	727	150
2022	2,283	630	415
2021	2,168	648	345
Prior	7,712	456	67
Total	$19,626	$2,943	$977	$495	$24,041

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of June 30, 2026 and December 31, 2025, mortgage portfolios outside of the U.S. had an average LTV of approximately 53% and 56%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at June 30, 2026	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	2Q26 NCL ratio	2Q25 NCL ratio
Residential mortgages(3)	$23,866	$—	$23,866	0.16%	0.34%	0.10%	0.22%
Credit cards	14,814	—	14,814	1.83	2.40	7.06	5.83
Personal, small business and other(4)	43,479	26,022	17,457	0.75	0.28	1.20	1.00
Total	$82,159	$26,022	$56,137	0.78%	0.87%	1.95%	1.59%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,041	$—	$24,041	0.15%	0.32%
Credit cards	14,701	—	14,701	1.74	2.16
Personal, small business and other(4)	40,320	22,297	18,023	0.71	0.27
Total	$79,062	$22,297	$56,765	0.74%	0.78%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. See “Classifiably Managed Loans” below.
(3)    Includes $18.3 billion and $18.6 billion as of June 30, 2026 and December 31, 2025, respectively, of residential mortgages related to Wealth.
(4)    Includes $33.1 billion and $30.6 billion as of June 30, 2026 and December 31, 2025, respectively, of loans related to Wealth.

Classifiably Managed Loans
The following table provides details on classifiably managed loans included in the total consumer loan population as of June 30, 2026:

	Classifiably managed
In millions of dollars at June 30, 2026	Total	Investment grade %	Delinquency managed	Total loans
In North America offices
Residential first mortgages	$—	—%	$120,516	$120,516
Home equity loans	—	—	2,271	2,271
Credit cards	—	—	177,608	177,608
Personal, small business and other	27,482	80	6,586	34,068
Total				$334,463
In offices outside of North America
Residential mortgages	$—	—%	$23,866	$23,866
Credit cards	—	—	14,814	14,814
Personal, small business and other	26,022	58	17,457	43,479
Total				$82,159
Total excluding portfolio-layer hedges cumulative basis adjustments	$53,504	69%	$363,118	$416,622
Unallocated portfolio-layer hedges cumulative basis adjustments				$(102)
Total Citigroup				$416,520

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
During the three and six months ended June 30, 2026, $4 million and $7 million, respectively, of mortgage loans were enrolled in trial programs. During the three and six months ended June 30, 2025, $20 million and $28 million, respectively, of mortgage loans were enrolled in trial programs. Mortgage loans of $1 million and $3 million had gone through Chapter 7 bankruptcy during the three and six months ended June 30, 2026, and $2 million and $5 million during the three and six months ended June 30, 2025, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and six months ended June 30, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended June 30, 2026
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2026(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.10%	$120	$1	$11	$97	$11	1%	158	11
Home equity loans	0.04	1	—	—	1	—	—	—	11
Credit cards	0.25	452	452	—	—	—	24	—	—
Personal, small business and other	0.02	8	—	—	—	8	9	16	—
Total	0.17%	$581	$453	$11	$98	$19
In offices outside North America(4)
Residential mortgages	0.04%	$10	$—	$—	$8	$2	—%	213	12
Credit cards	0.09	13	7	—	—	6	33	24	—
Personal, small business and other	0.06	26	6	—	—	20	6	27	—
Total	0.06%	$49	$13	$—	$8	$28

			For the Three Months Ended June 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.25%	$294	$—	$18	$270	$6	—%	155	6
Home equity loans	0.07	2	—	—	2	—	—	—	6
Credit cards	0.26	435	435	—	—	—	25	—	—
Personal, small business and other	0.03	10	—	—	—	10	8	18	—
Total	0.23%	$741	$435	$18	$272	$16
In offices outside North America(4)
Residential mortgages	0.05%	$11	$—	$—	$11	$—	—%	—	12
Credit cards	0.06	8	8	—	—	—	23	—	—
Personal, small business and other	0.02	9	1	—	—	8	6	27	—
Total	0.04%	$28	$9	$—	$11	$8

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended June 30, 2026 and 2025, Citi granted forgiveness of $1 million and $1 million in residential first mortgage loans, $43 million and $34 million in credit card loans and $2 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of June 30, 2026 and 2025.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2026 and 2025.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended June 30, 2026 and 2025.

			For the Six Months Ended June 30, 2026
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2026(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.20%	$242	$3	$22	$200	$17	1%	163	12
Home equity loans	0.09	2	—	—	2	—	—	—	11
Credit cards	0.50	896	896	—	—	—	24	—	—
Personal, small business and other	0.04	14	—	—	—	14	9	17	—
Total	0.35%	$1,154	$899	$22	$202	$31
In offices outside North America(4)
Residential mortgages	0.13%	$30	$—	$—	$24	$6	2%	197	12
Credit cards	0.18	26	13	—	—	13	35	23	—
Personal, small business and other	0.10	43	11	—	—	32	7	27	—
Total	0.12%	$99	$24	$—	$24	$51

			For the Six Months Ended June 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at June 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.31%	$364	$1	$29	$321	$13	1%	144	6
Home equity loans	0.13	4	—	—	4	—	—	—	8
Credit cards	0.51	857	856	—	1	—	25	—	4
Personal, small business and other	0.06	19	1	—	—	18	8	18	—
Total	0.39%	$1,244	$858	$29	$326	$31
In offices outside North America(4)
Residential mortgages	0.10%	$24	$—	$—	$22	$2	2%	191	12
Credit cards	0.10	13	13	—	—	—	24	—	—
Personal, small business and other	0.04	15	3	—	—	12	6	28	—
Total	0.07%	$52	$16	$—	$22	$14

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the six months ended June 30, 2026 and 2025, Citi granted forgiveness of $2 million and $1 million in residential first mortgage loans, $82 million and $62 million in credit card loans and $3 million and $2 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of June 30, 2026 and 2025.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at June 30, 2026 and 2025.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the six months ended June 30, 2026 and 2025.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended June 30, 2026 and the year ended December 31, 2025:

	As of June 30, 2026
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$376	$252	$31	$93	$—
Home equity loans	2	1	—	1	—
Credit cards	1,555	1,266	185	104	269
Personal, small business and other	26	24	2	—	2
Total(2)	$1,959	$1,543	$218	$198	$271
In offices outside North America(1)
Residential mortgages	$30	$27	$2	$1	$1
Credit cards	36	30	4	2	1
Personal, small business and other	43	41	2	—	1
Total(2)	$109	$98	$8	$3	$3

	As of December 31, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$380	$128	$28	$224	$—
Home equity loans	3	1	—	2	—
Credit cards	1,525	1,190	212	123	277
Personal, small business and other	29	26	2	1	2
Total(2)	$1,937	$1,345	$242	$350	$279
In offices outside North America(1)
Residential mortgages	$35	$32	$2	$1	$1
Credit cards	27	23	3	1	1
Personal, small business and other	40	32	6	2	1
Total(2)	$102	$87	$11	$4	$3

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and six months ended June 30, 2026 and 2025. Default is defined as 60 days past due:

		For the Three Months Ended June 30, 2026
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$4	$—	$2	$—	$2	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	87	87	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$92	$87	$2	$—	$3	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$1	$—	$1	$2	$—	$—

		For the Three Months Ended June 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$11	$—	$7	$—	$4	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	83	83	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$95	$83	$7	$—	$5	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$1	$—	$1	$2	$—	$—

		For the Six Months Ended June 30, 2026
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$18	$—	$10	$—	$8	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	115	115	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$134	$115	$10	$—	$9	$—	$—
In offices outside North America(3)
Residential mortgages	$3	$—	$—	$2	$1	$—	$—
Credit cards(4)	4	2	—	—	2	—	—
Personal, small business and other	5	1	—	—	4	—	—
Total	$12	$3	$—	$2	$7	$—	$—

		For the Six Months Ended June 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$17	$—	$11	$—	$6	$—	$—
Home equity loans	—	—	—	—	—	—	—
Credit cards(4)	127	127	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$145	$127	$11	$—	$7	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	3	—	—	—	3	—	—
Total	$6	$1	$—	$2	$3	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

13. ALLOWANCE FOR CREDIT LOSSES

The following tables summarize Citi’s allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Allowance for credit losses on loans (ACLL) at beginning of period	$19,636	$18,726	$19,247	$18,574
Gross credit losses on loans	(2,981)	(2,723)	(5,801)	(5,649)
Gross recoveries on loans	577	489	1,189	956
Net credit losses (NCLs) on loans	$(2,404)	$(2,234)	$(4,612)	$(4,693)
Replenishment of NCLs	$2,404	$2,234	$4,612	$4,693
Net reserve builds (releases) for loans	312	249	613	476
Net specific reserve builds (releases) for loans	(113)	(6)	(17)	(131)
Total provision for credit losses on loans (PCLL)	$2,603	$2,477	$5,208	$5,038
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	78	—	78	—
Other, net (see table below)	48	154	40	204
ACLL at end of period	$19,961	$19,123	$19,961	$19,123
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$2,013	$1,720	$1,833	$1,601
Provision (release) for credit losses on ACLUC(3)	(97)	(19)	87	89
Other, net	(17)	20	(21)	31
ACLUC at end of period(2)	$1,899	$1,721	$1,899	$1,721
Total ACLL and ACLUC	$21,860	$20,844	$21,860	$20,844
Allowance for credit losses on other assets at beginning of period(4)	$186	$2,206	$147	$1,865
NCLs on other assets	(5)	(5)	(8)	(18)
Provision (release) for credit losses on other assets	(2)	381	31	420
Other, net(5)	(5)	117	4	432
Allowance for credit losses on other assets at end of period(4)	$174	$2,699	$174	$2,699
Allowance for credit losses on HTM debt securities at beginning of period	$116	$130	$146	$137
Provision (release) for credit losses on HTM debt securities	1	7	(29)	2
Other, net	—	(1)	—	(3)
Allowance for credit losses on HTM debt securities at end of period	$117	$136	$117	$136
Total ACL	$22,151	$23,679	$22,151	$23,679

Other, net details (ACLL)	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Reclasses of consumer ACLL to HFS	$—	$(29)	$—	$(29)
FX translation and other	48	183	40	233
Other, net (ACLL)	$48	$154	$40	$204

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $120 million during the three and six months ended June 30, 2026.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)The first quarter of 2026 includes a reserve build related to Citi’s forward purchase commitment of the additional American Airlines co-branded card portfolio. This was released from unfunded lending commitments in the second quarter of 2026 and re-established as a reserve for the loans that were acquired.
(4)See additional details on the Allowance for credit losses on other assets below.
(5)Primarily reflects the impact of FX translation on the ACL on Other assets for transfer risk associated with exposures outside the U.S.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	June 30, 2026			June 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,339	$16,297	$19,636	$2,725	$16,001	$18,726
Charge-offs	(153)	(2,828)	(2,981)	(63)	(2,660)	(2,723)
Recoveries	19	558	577	14	475	489
Replenishment of NCLs	134	2,270	2,404	49	2,185	2,234
Net reserve builds (releases)	220	92	312	265	(16)	249
Net specific reserve builds (releases)	(112)	(1)	(113)	(6)	—	(6)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	78	78	—	—	—
Other	4	44	48	39	115	154
Ending balance	$3,451	$16,510	$19,961	$3,023	$16,100	$19,123

	Six Months Ended
	June 30, 2026			June 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,053	$16,194	$19,247	$2,556	$16,018	$18,574
Charge-offs	(195)	(5,606)	(5,801)	(262)	(5,387)	(5,649)
Recoveries	53	1,136	1,189	31	925	956
Replenishment of NCLs	142	4,470	4,612	231	4,462	4,693
Net reserve builds (releases)	423	190	613	544	(68)	476
Net specific reserve builds (releases)	(16)	(1)	(17)	(131)	—	(131)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	78	78	—	—	—
Other	(9)	49	40	54	150	204
Ending balance	$3,451	$16,510	$19,961	$3,023	$16,100	$19,123

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $120 million during the three and six months ended June 30, 2026.

	June 30, 2026			December 31, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$3,143	$16,396	$19,539	$2,730	$16,144	$18,874
Individually evaluated	308	50	358	323	51	374
Purchased credit deteriorated	—	64	64	—	(1)	(1)
Total ACLL	$3,451	$16,510	$19,961	$3,053	$16,194	$19,247
Loans, net of unearned income
Collectively evaluated	$367,187	$416,256	$783,443	$334,892	$408,225	$743,117
Individually evaluated	1,747	59	1,806	2,001	149	2,150
Purchased credit deteriorated	—	179	179	—	108	108
Held at fair value	8,204	26	8,230	6,804	51	6,855
Total loans, net of unearned income	$377,138	$416,520	$793,658	$343,697	$408,533	$752,230

Changes in the ACL
(June 30, 2026 vs. December 31, 2025)
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of June 30, 2026 was $22,151 million, an increase of $778 million from $21,373 million at December 31, 2025, driven by increased uncertainty in the macroeconomic outlook, portfolio growth and the acquisition of the additional American Airlines co-branded card portfolio, partially offset by refinements to loss assumptions.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of June 30, 2026 was $16,510 million, an increase of $316 million from $16,194 million at December 31, 2025. The increase was driven by the acquisition of the additional American Airlines co-branded card portfolio, uncertainty and deterioration in the macroeconomic outlook and changes in portfolio quality, including seasonal changes, largely offset by refinements to loss assumptions and lower volume.
Corporate ACLL
Citi’s total corporate ACLL as of June 30, 2026 was $3,451 million, an increase of $398 million from $3,053 million at December 31, 2025. The increase was driven by uncertainty in the macroeconomic outlook and exposure growth.

ACLUC
As of June 30, 2026, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $1,899 million, an increase of $66 million from $1,833 million at December 31, 2025. The increase was driven by exposure growth and uncertainty in the macroeconomic outlook, largely offset by refinements to loss assumptions.

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2026
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$32	$5	$149	$186
Gross credit losses	—	—	(12)	(12)
Gross recoveries	—	—	7	7
Net credit losses (NCLs)	$—	$—	$(5)	$(5)
Replenishment of NCLs	$—	$—	$5	$5
Net reserve builds (releases)	(14)	(2)	9	(7)
Total provision for credit losses	$(14)	$(2)	$14	$(2)
Other, net	$—	$—	$(5)	$(5)
Allowance for credit losses on other assets at end of quarter	$18	$3	$153	$174

	Six Months Ended June 30, 2026
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$23	$5	$119	$147
Gross credit losses	—	—	(22)	(22)
Gross recoveries	—	—	14	14
Net credit losses (NCLs)	$—	$—	$(8)	$(8)
Replenishment of NCLs	$—	$—	$8	$8
Net reserve builds (releases)	(6)	(2)	31	23
Total provision for credit losses	$(6)	$(2)	$39	$31
Other, net	$1	$—	$3	$4
Allowance for credit losses on other assets at end of quarter	$18	$3	$153	$174

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

	Three Months Ended June 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$19	$4	$2,183	$2,206
Gross credit losses	—	—	(14)	(14)
Gross recoveries	—	—	9	9
Net credit losses (NCLs)	$—	$—	$(5)	$(5)
Replenishment of NCLs	$—	$—	$5	$5
Net reserve builds (releases)	21	6	349	376
Total provision for credit losses	$21	$6	$354	$381
Other, net	$—	$—	$117	$117
Allowance for credit losses on other assets at end of quarter	$40	$10	$2,649	$2,699

	Six Months Ended June 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(31)	(31)
Gross recoveries	—	—	13	13
Net credit losses (NCLs)	$—	$—	$(18)	$(18)
Replenishment of NCLs	$—	$—	$18	$18
Net reserve builds (releases)	15	7	380	402
Total provision for credit losses	$15	$7	$398	$420
Other, net	$—	$—	$432	$432
Allowance for credit losses on other assets at end of quarter	$40	$10	$2,649	$2,699

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S.

For the ACL on AFS debt securities, see Note 11.

14.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	USCC(1)	Wealth(1)	All Other	Total
Balance at December 31, 2025	$2,141	$5,833	$1,028	$4,733	$5,062	$301	$19,098
Foreign currency translation	(31)	(75)	—	—	4	1	(101)
Balance at March 31, 2026	$2,110	$5,758	$1,028	$4,733	$5,066	$302	$18,997
Foreign currency translation	1	(19)	4	—	22	7	15
Balance at June 30, 2026	$2,111	$5,739	$1,032	$4,733	$5,088	$309	$19,012

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
Based on management’s qualitative assessment performed subsequent to the first-quarter interim impairment test, no other events or changes in circumstances were identified as of June 30, 2026, indicating that the fair value of any of Citi’s other reporting units was more-likely-than-not below its carrying amount, and no impairment was recognized.
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

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2026			December 31, 2025
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships (PCCR)(1)	$6,052	$4,704	$1,348	$5,315	$4,639	$676
Credit card contract-related intangibles(2)	4,661	2,049	2,612	4,579	1,987	2,592
Other customer relationships	311	288	23	321	291	30
Present value of future profits	36	36	—	35	35	—
Indefinite-lived intangible assets	233	—	233	227	—	227
Intangible assets (excluding MSRs)	$11,293	$7,077	$4,216	$10,477	$6,952	$3,525
Mortgage servicing rights (MSRs)(3)	788	—	788	759	—	759
Total intangible assets	$12,081	$7,077	$5,004	$11,236	$6,952	$4,284

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2025	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2026
Purchased credit card relationships (PCCR)(1)	$676	$738	$(66)	$—	$—	$1,348
Credit card contract-related intangibles(2)	2,592	82	(62)	—	—	2,612
Other customer relationships	30	—	(7)	—	—	23
Present value of future profits	—	—	—	—	—	—
Indefinite-lived intangible assets	227	—	—	—	6	233
Intangible assets (excluding MSRs)	$3,525	$820	$(135)	$—	$6	$4,216
MSRs(3)	759					788
Total intangible assets	$4,284					$5,004

(1)Reflects intangibles for the value of purchased cardholder relationships included in card portfolio acquisitions, which are discrete from contract-related intangibles. The additional PCCR recorded during the period was related to the acquisition of the additional American Airlines co-branded card portfolio and has an amortization period of approximately 17 years.
(2)Reflects contract-related intangibles associated with Citi’s credit card program agreements with partners.
(3)See Note 19.

15. DEPOSITS

Deposits consisted of the following:

	June 30,	December 31,
In millions of dollars	2026(1)	2025
Non-interest-bearing deposits in U.S. offices	$122,307	$121,610
Interest-bearing deposits in U.S. offices (including $2,225 and $1,862 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	665,841	613,052
Total deposits in U.S. offices(1)	$788,148	$734,662
Non-interest-bearing deposits in offices outside the U.S. (including $1,408 and $1,218 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	$83,823	$87,041
Interest-bearing deposits in offices outside the U.S. (including $1,240 and $1,142 as of June 30, 2026 and December 31, 2025, respectively, at fair value)	620,636	581,870
Total deposits in offices outside the U.S.(1)	$704,459	$668,911
Total deposits	$1,492,607	$1,403,573

(1)    For information on time deposits that met or exceeded the insured limit at December 31, 2025, see Note 18 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.

For additional information on Citi’s deposits, see Note 18 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

16.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 19 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2026	December 31, 2025
Commercial paper
Bank(1)	$11,900	$10,050
Broker-dealer and other(2)	15,747	9,891
Total commercial paper	$27,647	$19,941
Other borrowings(3)	41,331	31,937
Total	$68,978	$51,878

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2026 and December 31, 2025, collateralized short-term advances from Federal Home Loan Banks were $8.0 billion and $6.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2026	December 31, 2025
Citigroup Inc.(1)	$164,139	$177,855
Bank(2)	58,174	36,481
Broker-dealer and other(3)	111,436	101,491
Total	$333,749	$315,827

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2026 and December 31, 2025, collateralized long-term advances from the Federal Home Loan Banks were $21.0 billion and $3.0 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes junior subordinated debentures owned by Citigroup Capital III and Citigroup Capital XIII and related to Citi’s outstanding trust preferred securities with a balance sheet carrying value of $1.6 billion at June 30, 2026 and December 31, 2025.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2026:

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
(1)Represents the notional value received by outside investors from the trusts at the time of issuance. This differs from Citi’s balance sheet carrying value of $1.6 billion due primarily to unamortized discount and issuance costs.
(2)In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2026
Balance at March 31, 2026	$(2,059)	$(738)	$(239)	$(5,466)	$(32,127)	$(21)	$35	$(40,615)
Net increase/(decrease) due to Banamex equity sales(7)	(16)	—	—	225	2,003	—	(10)	2,202
Other comprehensive income before reclassifications	359	(1,102)	(289)	13	(36)	5	(5)	(1,055)
Increase (decrease) due to amounts reclassified from AOCI	(109)	13	18	47	—	(1)	—	(32)
Change, net of taxes	$234	$(1,089)	$(271)	$285	$1,967	$4	$(15)	$1,115
Balance at June 30, 2026	$(1,825)	$(1,827)	$(510)	$(5,181)	$(30,160)	$(17)	$20	$(39,500)
Six Months Ended June 30, 2026
Balance at December 31, 2025	$(1,240)	$(2,143)	$10	$(5,504)	$(33,016)	$(34)	$30	$(41,897)
Net increase/(decrease) due to Banamex equity sales(7)	(16)	—	—	225	2,003	—	(10)	2,202
Other comprehensive income before reclassifications	(340)	299	(564)	1	857	19	—	272
Increase (decrease) due to amounts reclassified from AOCI	(229)	17	44	97	(4)	(2)	—	(77)
Change, net of taxes	$(585)	$316	$(520)	$323	$2,856	$17	$(10)	$2,397
Balance at June 30, 2026	$(1,825)	$(1,827)	$(510)	$(5,181)	$(30,160)	$(17)	$20	$(39,500)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended June 30, 2026	$22	$—	$—	$67	$79	$—	$(3)	$165
Six Months Ended June 30, 2026	$(27)	$—	$1	$61	$60	$—	$(3)	$92

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2025
Balance at March 31, 2025	$(2,322)	$(342)	$(213)	$(5,653)	$(37,198)	$(45)	$51	$(45,722)
Other comprehensive income before reclassifications	378	(344)	(56)	(80)	1,966	(2)	(1)	1,861
Increase (decrease) due to amounts reclassified from AOCI	(100)	2	128	43	—	2	—	75
Change, net of taxes	$278	$(342)	$72	$(37)	$1,966	$—	$(1)	$1,936
Balance at June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)
Six Months Ended June 30, 2025
Balance at December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	979	431	(192)	(151)	2,803	4	(2)	3,872
Increase (decrease) due to amounts reclassified from AOCI	(186)	6	271	88	12	3	—	194
Change, net of taxes	$793	$437	$79	$(63)	$2,815	$7	$(2)	$4,066
Balance at June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended June 30, 2025	$4	$—	$—	$—	$54	$—	$—	$58
Six Months Ended June 30, 2025	$7	$—	$—	$—	$100	$—	$—	$107

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 21.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets and Citi’s pay fixed/receive floating interest rate swap programs that hedge certain floating rates on liabilities.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the second quarter of 2026 or 2025.
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Indian rupee and euro against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2026. Primarily reflects the movements in (by order of impact) the Mexican peso, Indian rupee, euro, South Korean won and Polish zloty against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2026. Primarily reflects the movement in (by order of impact) the euro, Mexican peso, Polish zloty, South Korean won, Singapore dollar, Brazilian real, British pound sterling and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2025. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, Polish zloty, South Korean won, Brazilian real, Japanese yen, Singapore dollar, British pound sterling and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2025. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)The six months ended June 30, 2026 reflects the reduction of a $1.6 billion CTA loss (net of hedges) associated with Citi’s sale of AO Citibank, which closed in the first quarter of 2026. For additional information see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
(6)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Banamex insurance subsidiary within Mexico Consumer/SBMM and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $552 million and $464 million at June 30, 2026 and 2025, respectively.
(7)Represents the change due to the Banamex equity sales on the sale effective date. See “Sale of 24% Equity Stake in Banamex (22.6% Closed)” in Note 2.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2026
Balance at March 31, 2026	$(46,774)	$6,159	$(40,615)
Net unrealized gains (losses) on debt securities	305	(71)	234
Debt valuation adjustment (DVA)	(1,403)	314	(1,089)
Cash flow hedges	(349)	78	(271)
Benefit plans	400	(115)	285
Foreign currency translation adjustment (CTA)	1,966	1	1,967
Excluded component of fair value hedges	2	2	4
Long-duration insurance contracts	(23)	8	(15)
Change	$898	$217	$1,115
Balance at June 30, 2026	$(45,876)	$6,376	$(39,500)
Six Months Ended June 30, 2026
Balance at December 31, 2025	$(48,156)	$6,259	$(41,897)
Net unrealized gains (losses) on debt securities	(845)	260	(585)
DVA	429	(113)	316
Cash flow hedges	(679)	159	(520)
Benefit plans	496	(173)	323
CTA	2,873	(17)	2,856
Excluded component of fair value hedges	21	(4)	17
Long-duration insurance contracts	(15)	5	(10)
Change	$2,280	$117	$2,397
Balance at June 30, 2026	$(45,876)	$6,376	$(39,500)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended June 30, 2025
Balance at March 31, 2025	$(51,933)	$6,211	$(45,722)
Change in net unrealized gains (losses) on debt securities	363	(85)	278
DVA	(391)	49	(342)
Cash flow hedges	88	(16)	72
Benefit plans	(57)	20	(37)
CTA	2,003	(37)	1,966
Excluded component of fair value hedges	(2)	2	—
Long-duration insurance contracts	2	(3)	(1)
Change	$2,006	$(70)	$1,936
Balance at June 30, 2025	$(49,927)	$6,141	$(43,786)
Six Months Ended June 30, 2025
Balance at December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	1,107	(314)	793
DVA	609	(172)	437
Cash flow hedges	96	(17)	79
Benefit plans	(75)	12	(63)
CTA	2,767	48	2,815
Excluded component of fair value hedges	8	(1)	7
Long-duration insurance contracts	—	(2)	(2)
Change	$4,512	$(446)	$4,066
Balance at June 30, 2025	$(49,927)	$6,141	$(43,786)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Realized (gains) losses on sales of investments	$(169)	$(138)	$(439)	$(259)
Gross impairment losses	25	2	138	5
Subtotal, pretax	$(144)	$(136)	$(301)	$(254)
Tax effect	35	36	72	68
Net realized (gains) losses on investments, after-tax(1)	$(109)	$(100)	$(229)	$(186)
Realized DVA (gains) losses on fair value option liabilities, pretax	$17	$2	$22	$7
Tax effect	(4)	—	(5)	(1)
Net realized DVA, after-tax	$13	$2	$17	$6
Interest rate contracts	$17	$168	$44	$357
Foreign exchange contracts	7	—	15	—
Subtotal, pretax	$24	$168	$59	$357
Tax effect	(6)	(40)	(15)	(86)
Amortization of cash flow hedges, after-tax(2)	$18	$128	$44	$271
Amortization of unrecognized:
Prior service cost (benefit)	$(3)	$(5)	$(6)	$(9)
Net actuarial loss	70	66	141	130
Curtailment/settlement impact(3)	(3)	—	(3)	—
Subtotal, pretax	$64	$61	$132	$121
Tax effect	(17)	(18)	(35)	(33)
Amortization of benefit plans, after-tax(3)	$47	$43	$97	$88
Excluded component of fair value hedges, pretax	$(1)	$2	$(2)	$3
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$(1)	$2	$(2)	$3
Long-duration contracts, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$—	$—	$—	$—
CTA, pretax	$—	$—	$(4)	$12
Tax effect	—	—	—	—
CTA, after-tax(4)	$—	$—	$(4)	$12
Total amounts reclassified out of AOCI, pretax	$(40)	$97	$(94)	$246
Total tax effect	8	(22)	17	(52)
Total amounts reclassified out of AOCI, after-tax	$(32)	$75	$(77)	$194

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 11.
(2)See Note 20.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

18.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of June 30, 2026	Redemption price per depositary share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	June 30, 2026	December 31, 2025
Series T(1)	April 25, 2016	August 15, 2026	6.250%	$1,000	1,500,000	$1,500	$1,500
Series X(2)	February 18, 2021	February 18, 2026	N/A	1,000	2,300,000	—	2,300
Series Y(3)	October 27, 2021	November 15, 2026	4.150	1,000	1,000,000	1,000	1,000
Series Z(4)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(5)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(6)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(7)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(8)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(9)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(10)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	2,000
Series GG(11)	July 23, 2025	August 15, 2030	6.875	1,000	2,700,000	2,700	2,700
Series HH(12)	December 10, 2025	February 15, 2031	6.625	1,000	2,500,000	2,500	2,500
Series II(13)	February 3, 2026	February 15, 2031	6.250	25	32,000,000	800	—
Series JJ(14)	February 12, 2026	May 15, 2031	6.500	1,000	1,000,000	1,000	—
						$19,550	$20,050

(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. As previously announced, Citi will be redeeming Series T in its entirety on August 15, 2026.
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2026
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$22,385	$22,385	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	140,025	—	140,025	3,367	—	—	105	3,472
Non-agency-sponsored	65,404	—	65,404	3,626	—	359	—	3,985
Citi-administered asset-backed commercial paper conduits	20,009	20,009	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	2	—	2	1	—	—	—	1
Asset-based financing(5)	404,882	6,262	398,620	70,410	556	22,138	—	93,104
Municipal securities tender option bond trusts (TOBs)	4,258	4,258	—	—	—	—	—	—
Municipal investments	22,860	—	22,860	3,153	2,882	3,646	—	9,681
Client intermediation	2,095	50	2,045	884	1	—	47	932
Investment funds	6,846	5	6,841	31	175	57	—	263
Total	$688,766	$52,969	$635,797	$81,472	$3,614	$26,200	$152	$111,438

	As of December 31, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,811	$27,811	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	129,615	—	129,615	3,413	—	—	112	3,525
Non-agency-sponsored	66,060	—	66,060	3,586	—	435	—	4,021
Citi-administered asset-backed commercial paper conduits	19,188	19,188	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	492	—	492	208	—	—	—	208
Asset-based financing(5)	391,983	8,738	383,245	63,351	606	17,996	—	81,953
Municipal securities tender option bond trusts (TOBs)	3,575	3,575	—	—	—	—	—	—
Municipal investments	21,953	—	21,953	2,723	2,841	3,666	—	9,230
Client intermediation	172	84	88	1	—	—	49	50
Investment funds	5,047	5	5,042	29	157	90	—	276
Total	$665,896	$59,401	$606,495	$73,311	$3,604	$22,187	$161	$99,263

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2026 and December 31, 2025 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $136.5 billion and $138.7 billion in unconsolidated VIE assets and $2.0 billion and $1.7 billion in maximum exposure to loss as of June 30, 2026 and December 31, 2025, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to these transactions was $10.0 billion and $9.2 billion, respectively (see Note 12 and Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K);
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

	June 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$125	$105
Trading account assets	5,042	7,488
Investments	3,082	2,724
Loans, net of unearned income
Consumer	25,469	31,181
Corporate	21,061	19,902
Loans, net of unearned income	$46,530	$51,083
Allowance for credit losses on loans	(1,942)	(2,142)
Total loans, net	$44,588	$48,941
Other assets	132	143
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$52,969	$59,401

	June 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$11,612	$9,690
Long-term debt	4,524	5,419
Other liabilities	387	400
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$16,523	$15,509

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	June 30, 2026		December 31, 2025
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$359	$—	$435
Asset-based financing	—	22,138	—	17,996
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,646	—	3,666
Investment funds	—	57	—	90
Total funding commitments	$—	$26,200	$—	$22,187

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2026	December 31, 2025
Cash	$—	$—
Trading account assets	3.0	3.3
Investments	5.3	5.4
Total loans, net of allowance	76.1	67.6
Other	0.7	0.6
Total assets	$85.1	$76.9

Credit Card Securitizations
The Company securitizes credit card receivables through two revolving master trusts established to purchase the receivables. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2026	December 31, 2025
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$4.5	$5.4
Retained by Citigroup as trust-issued securities	2.3	2.5
Retained by Citigroup via non-certificated interests	16.3	20.7
Total	$23.1	$28.6

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars	2026	2025	2026	2025
Proceeds from new securitizations	$—	$2.0	$—	$2.0
Paydown of maturing notes	(0.9)	—	(0.9)	—

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2026		2025
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.3	$3.7	$1.8	$1.4
Proceeds from new securitizations	1.3	3.6	1.8	1.0
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2026		2025
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.7	$8.7	$3.4	$2.8
Proceeds from new securitizations	2.7	8.4	3.5	2.3
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1
Purchases of previously transferred financial assets	—	—	—	—
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.6 million and $1.3 million for the three and six months ended June 30, 2026. Gains recognized on the securitization of non-agency-sponsored mortgages were $78.7 million and $139.4 million for the three and six months ended June 30, 2026, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and six months ended June 30, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $34.7 million and $95.5 million for the three and six months ended June 30, 2025, respectively.

	June 30, 2026			December 31, 2025
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$843	$907	$1,089	$810	$879	$1,079

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2026	Dec. 31, 2025	Jun. 30, 2026	Dec. 31, 2025	2026	2025	2026	2025
Securitized assets
Residential mortgages(1)	$34.0	$33.0	$0.3	$0.3	$1.0	$1.3	$2.1	$1.3
Commercial and other	31.5	30.1	—	—	—	—	—	—
Total	$65.5	$63.1	$0.3	$0.3	$1.0	$1.3	$2.1	$1.3

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of June 30, 2026.

Consumer Loan Securitizations
Beginning in the third quarter of 2023, Citi relaunched a program securitizing other consumer loans into asset-backed securities. The principal securitized for the three and six months ended June 30, 2026 was $0.6 billion and $0.8 billion, compared to $0.3 billion and $0.6 billion for the three and six months ended June 30, 2025, respectively. The proceeds from new securitizations for the three and six months ended June 30, 2026 were $0.6 billion and $0.8 billion, compared to $0.3 billion and $0.6 billion for the three and six months ended June 30, 2025, respectively. The gains recognized on the securitization of consumer loans were $2.6 million and $14.2 million for the three and six months ended June 30, 2026, compared to $0.5 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Citi retains ownership of the servicing rights and engages with a third-party subservicer to perform servicing activities on Citi’s behalf. Accordingly, Citi continues to recognize the MSR asset and remains responsible for oversight of the servicing performed by the subservicer. Failure to service the loans in accordance with contractual requirements may lead to the termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 21 for the valuation of MSRs). The MSRs correspond to principal loan balances of $60 billion and $57 billion as of June 30, 2026 and 2025, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Servicing fees	$37	$38	$73	$75
Late fees	—	—	1	1
Total MSR fees	$37	$38	$74	$76

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2026, Citi transferred agency securities with a fair value of approximately $10.2 billion and $18.6 billion to re-securitization entities, compared to approximately $6.7 billion and $13.6 billion for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.6 billion related to re-securitization transactions executed in 2026), compared to $2.6 billion as of December 31, 2025 (including $1.9 billion related to re-securitization transactions executed in 2025), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2026 and December 31, 2025 were approximately $92.8 billion and $83.4 billion, respectively.
As of June 30, 2026 and December 31, 2025, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2026 and December 31, 2025, the commercial paper conduits administered by Citi had approximately $20.0 billion and $19.2 billion of purchased assets outstanding and unfunded commitments of approximately $16.2 billion and $17.5 billion, respectively.
At June 30, 2026 and December 31, 2025, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 66 and 58 days, respectively.
The conduits have obtained letters of credit from the Company that total approximately $2.0 billion and $2.0 billion as of June 30, 2026 and December 31, 2025, respectively. In the event that defaulted assets exceed the credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2026 and December 31, 2025, the Company owned $8.2 billion and $9.2 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

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
Approximately $3.5 billion and $2.9 billion of putable Floaters issued by consolidated TOB trusts are reflected in Short-term borrowings at June 30, 2026 and December 31, 2025, respectively.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2026		December 31, 2025
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$70,205	$13,819	$71,990	$12,699
Corporate loans	77,261	40,661	65,905	34,785
Other (including investment funds, airlines and shipping)	251,154	38,624	245,350	34,469
Total	$398,620	$93,104	$383,245	$81,953

20.  DERIVATIVES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. Derivatives are primarily recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information on Citi’s use of and accounting for derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Information pertaining to Citigroup’s derivatives activities, based on notional amounts, is presented in the table below.
Derivative notional amounts are reference amounts from which contractual payments are derived and are not indicative of Citi’s actual risk exposure to derivative transactions. Citi’s derivative exposure arises primarily from market fluctuations
(i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts presented below do not reflect the netting of offsetting trades. For example, if Citi enters into a receive-fixed interest rate swap with $100 million notional, and offsets this risk with an identical but opposite pay-fixed position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk.
In addition, aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate contracts
Swaps	$487,950	$412,754	$20,181,810	$16,768,436
Futures and forwards	—	—	3,466,154	3,219,583
Written options	—	—	3,319,951	3,089,023
Purchased options	—	—	3,013,229	2,814,873
Total interest rate contracts	$487,950	$412,754	$29,981,144	$25,891,915
Foreign exchange contracts
Swaps	$42,600	$42,205	$9,705,386	$9,307,564
Futures, forwards and spot	59,897	59,253	6,324,018	5,108,296
Written options	—	—	1,180,456	885,093
Purchased options	—	—	1,150,997	851,426
Total foreign exchange contracts	$102,497	$101,458	$18,360,857	$16,152,379
Equity contracts
Swaps	$—	$—	$594,187	$520,623
Futures and forwards	—	—	200,036	107,399
Written options	—	—	983,596	809,293
Purchased options	—	—	804,139	654,093
Total equity contracts	$—	$—	$2,581,958	$2,091,408
Commodity and other contracts
Swaps	$—	$—	$91,041	$78,205
Futures and forwards	9,537	11,102	265,803	230,619
Written options	—	—	74,032	70,154
Purchased options	—	—	69,669	67,213
Total commodity and other contracts	$9,537	$11,102	$500,545	$446,191
Credit derivatives
Protection sold	$—	$—	$502,462	$475,228
Protection purchased	—	—	624,478	600,329
Total credit derivatives	$—	$—	$1,126,940	$1,075,557
Total derivative notionals	$599,984	$525,314	$52,551,444	$45,657,450

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2026 and December 31, 2025. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
For additional information on Citi’s derivative mark-to-market (MTM) receivables/payables, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at June 30, 2026	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$289	$273
Cleared	62	77
Interest rate contracts	$351	$350
Over-the-counter	$877	$883
Cleared	1	—
Foreign exchange contracts	$878	$883
Total derivatives instruments designated as ASC 815 hedges	$1,229	$1,233
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$89,361	$78,055
Cleared	113,337	115,615
Exchange traded	36	43
Interest rate contracts	$202,734	$193,713
Over-the-counter	$200,948	$183,480
Cleared	976	1,161
Exchange traded	1	3
Foreign exchange contracts	$201,925	$184,644
Over-the-counter	$32,836	$48,366
Cleared	—	—
Exchange traded	65,398	64,630
Equity contracts	$98,234	$112,996
Over-the-counter	$20,193	$24,650
Exchange traded	605	674
Commodity and other contracts	$20,798	$25,324
Over-the-counter	$7,599	$7,511
Cleared	2,384	2,444
Credit derivatives	$9,983	$9,955
Total derivatives instruments not designated as ASC 815 hedges	$533,674	$526,632
Total derivatives	$534,903	$527,865
Less: Netting agreements(3)	$(442,830)	$(442,830)
Less: Netting cash collateral received/paid(4)	(26,027)	(20,458)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$66,046	$64,577
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,849)	$(57)
Less: Non-cash collateral received/paid	(8,067)	(6,132)
Total net receivables/payables(5)	$56,130	$58,388

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $264 billion, $116 billion and $63 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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

For the three and six months ended June 30, 2026 and 2025, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
In millions of dollars	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(360)	$—	$(9)	$—	$(961)	$—	$(423)
Foreign exchange hedges	158	—	308	—	31	—	317	—
Commodity hedges	(563)	—	(496)	—	80	—	(770)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(405)	$(360)	$(188)	$(9)	$111	$(961)	$(453)	$(423)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$362	$—	$9	$—	$965	$—	$428
Foreign exchange hedges	(158)	—	(308)	—	(31)	—	(317)	—
Commodity hedges	563	—	496	—	(80)	—	770	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$405	$362	$188	$9	$(111)	$965	$453	$428
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(2)	90	—	94	—	80	—	121	—
Commodity hedges(3)	71	—	154	—	155	—	356	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$161	$—	$248	$—	$235	$—	$477	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $2 million and $(2) million for the three months ended June 30, 2026 and 2025, respectively.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended June 30, 2026 includes a gain (loss) of approximately $71 million and less than $(1) million under the mark-to-market approach and amortization approach, respectively. The quarter ended June 30, 2025 includes a gain (loss) of approximately $139 million and $15 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2026 and December 31, 2025, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2026
AFS debt securities—specifically hedged(2)	$63,865	$(301)	$5
AFS debt securities—portfolio-layer method(2)(3)	53,050	(89)	239
Consumer loans—portfolio-layer method(4)	48,048	(102)	—
Corporate loans—portfolio-layer method(5)	3,038	(4)	(26)
Long-term debt	151,514	(1,535)	(2,753)
Short-term borrowings	7,702	(5)	—
As of December 31, 2025
AFS debt securities—specifically hedged(2)	$41,914	$177	$100
AFS debt securities—portfolio-layer method(2)(3)	35,528	133	132
Consumer loans—portfolio-layer method(4)	50,455	343	—
Corporate loans—portfolio-layer method(5)	4,164	17	(18)
Long-term debt	162,666	72	(2,978)

(1)Excludes physical commodities inventories with a carrying value of approximately $9.6 billion and $11.2 billion as of June 30, 2026 and December 31, 2025, respectively, which includes cumulative basis adjustments of approximately $0.1 billion in both periods, for active hedges.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $42.1 billion and $24.0 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2026 and December 31, 2025, respectively.
(4)    The Company designated approximately $27.0 billion and $26.0 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2026 and December 31, 2025, respectively.
(5)    The Company designated approximately $2.2 billion and $2.8 billion as the hedged amount in the portfolio-layer hedging relationship as of June 30, 2026 and December 31, 2025, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(376)	$(80)	$(705)	$(261)
Foreign exchange contracts	3	—	(33)	—
Total gain (loss) recognized in AOCI	$(373)	$(80)	$(738)	$(261)
	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$(17)	$(168)	$(44)	$(357)
Foreign exchange contracts	(7)	—	(15)	—
Total gain (loss) reclassified from AOCI into earnings	$(24)	$(168)	$(59)	$(357)
Net pretax change in cash flow hedges included within AOCI	$(349)	$88	$(679)	$96

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2026 is approximately $(0.3) billion. The maximum length of time over which forecasted cash flows are hedged is 12 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 17.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(414) million and $(59) million for the three and six months ended June 30, 2026, and $(1,881) million and $(2,462) million for the three and six months ended June 30, 2025, respectively. June 30, 2026 includes a $529 million pretax loss related to net investment hedges that was reclassified into Noncontrolling interest. See Notes 2 and 17.

Credit Derivatives
For additional information on Citi’s credit derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by derivative form, rating of reference entity and maturity:

	Fair values		Notionals
In millions of dollars at June 30, 2026	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,915	$8,083	$546,964	$484,656
Total return swaps and other	2,068	1,872	77,514	17,806
Total by instrument	$9,983	$9,955	$624,478	$502,462
By rating of reference entity
Investment grade	$4,756	$4,495	$446,210	$391,477
Non-investment grade	5,227	5,460	178,268	110,985
Total by rating of reference entity	$9,983	$9,955	$624,478	$502,462
By maturity
Within 1 year	$1,257	$1,448	$179,987	$145,852
From 1 to 5 years	6,908	6,718	374,537	326,731
After 5 years	1,818	1,789	69,954	29,879
Total by maturity	$9,983	$9,955	$624,478	$502,462

(1)The fair value amount receivable is composed of $3,792 million under protection purchased and $6,191 million under protection sold.
(2)The fair value amount payable is composed of $8,192 million under protection purchased and $1,763 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,691	$8,008	$529,748	$457,932
Total return swaps and other	2,032	3,224	70,581	17,296
Total by instrument	$9,723	$11,232	$600,329	$475,228
By rating of reference entity
Investment grade	$4,673	$4,701	$451,504	$382,219
Non-investment grade	5,050	6,531	148,825	93,009
Total by rating of reference entity	$9,723	$11,232	$600,329	$475,228
By maturity
Within 1 year	$1,366	$2,817	$173,546	$135,335
From 1 to 5 years	6,495	6,469	360,174	311,311
After 5 years	1,862	1,946	66,609	28,582
Total by maturity	$9,723	$11,232	$600,329	$475,228

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2026 and December 31, 2025 was $15 billion and $16 billion, respectively. The Company posted $13 billion as collateral for this exposure in the normal course of business as of June 30, 2026 and December 31, 2025.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2026, the Company could be required to post an additional $0.2 billion as either collateral or settlement of the derivative transactions.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $4.8 billion and $8.2 billion as of June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026, the fair value of these previously derecognized assets was $4.9 billion. The fair value of the total return swaps as of June 30, 2026 was $86 million recorded as gross derivative assets and $23 million recorded as gross derivative liabilities. At December 31, 2025, the fair value of these previously derecognized assets was $8.0 billion, and the fair value of the total return swaps was $103 million recorded as gross derivative assets and $69 million recorded as gross derivative liabilities.

21.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Notes 1 (“Fair Value”) and 26 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at June 30, 2026 and December 31, 2025:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2026	December 31, 2025
Counterparty CVA	$(583)	$(561)
Asset FVA	(709)	(573)
Citigroup (own credit) CVA	304	331
Liability FVA	174	185
Total CVA and FVA—derivative instruments	$(814)	$(618)

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

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Counterparty CVA	$(23)	$(37)	$(88)	$(61)
Asset FVA	77	(40)	22	(3)
Own credit CVA	(99)	(27)	(2)	19
Liability FVA	(20)	12	28	17
Total CVA and FVA—derivative instruments	$(65)	$(92)	$(40)	$(28)
DVA related to own FVO liabilities(1)	$(1,403)	$(391)	$429	$609
Total CVA, DVA and FVA	$(1,468)	$(483)	$389	$581

(1)    See Note 21 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$583,720	$47	$583,767	$(369,056)	$214,711
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	96,675	483	97,158	—	97,158
Residential	—	1,244	92	1,336	—	1,336
Commercial	—	852	70	922	—	922
Total trading mortgage-backed securities	$—	$98,771	$645	$99,416	$—	$99,416
U.S. Treasury and federal agency securities	$151,293	$7,378	$—	$158,671	$—	$158,671
State and municipal	—	167	1	168	—	168
Foreign government	104,816	48,562	19	153,397	—	153,397
Corporate	2,737	25,089	126	27,952	—	27,952
Equity securities	90,766	6,752	415	97,933	—	97,933
Asset-backed securities	—	1,781	274	2,055	—	2,055
Other trading assets	—	28,373	345	28,718	—	28,718
Total trading non-derivative assets	$349,612	$216,873	$1,825	$568,310	$—	$568,310
Trading derivatives
Interest rate contracts	$13	$200,453	$2,619	$203,085
Foreign exchange contracts	—	202,207	596	202,803
Equity contracts	108	96,954	1,172	98,234
Commodity contracts	—	19,503	1,295	20,798
Credit derivatives	—	9,204	779	9,983
Total trading derivatives—before netting and collateral	$121	$528,321	$6,461	$534,903
Netting agreements					$(442,830)
Netting of cash collateral received					(26,027)
Total trading derivatives—after netting and collateral	$121	$528,321	$6,461	$534,903	$(468,857)	$66,046
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$54,745	$32	$54,777	$—	$54,777
Other	—	979	—	979	—	979
Total investment mortgage-backed securities	$—	$55,724	$32	$55,756	$—	$55,756
U.S. Treasury and federal agency securities	$53,492	$—	$—	$53,492	$—	$53,492
State and municipal	—	1,025	391	1,416	—	1,416
Foreign government	84,002	83,812	3	167,817	—	167,817
Corporate	2,379	1,002	237	3,618	—	3,618
Marketable equity securities	107	3	3	113	—	113
Asset-backed securities	—	1,063	—	1,063	—	1,063
Other debt securities	—	3,603	—	3,603	—	3,603
Non-marketable equity securities(2)	—	—	380	380	—	380
Total investments	$139,980	$146,232	$1,046	$287,258	$—	$287,258

Table continues on the next page.

In millions of dollars at June 30, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$8,079	$151	$8,230	$—	$8,230
Mortgage servicing rights	—	—	788	788	—	788
Other financial assets	$5,657	$11,187	$—	$16,844	$—	$16,844
Total assets	$495,370	$1,494,412	$10,318	$2,000,100	$(837,913)	$1,162,187
Total as a percentage of gross assets(3)	24.8%	74.7%	0.5%
Liabilities
Deposits	$—	$4,653	$220	$4,873	$—	$4,873
Securities loaned and sold under agreements to repurchase	—	370,197	899	371,096	(220,475)	150,621
Trading account liabilities
Securities sold, not yet purchased	104,223	18,275	108	122,606	—	122,606
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$104,223	$18,285	$108	$122,616	$—	$122,616
Trading derivatives
Interest rate contracts	$48	$191,736	$2,279	$194,063
Foreign exchange contracts	—	184,866	661	185,527
Equity contracts	114	108,309	4,573	112,996
Commodity contracts	—	23,984	1,340	25,324
Credit derivatives	—	8,820	1,135	9,955
Total trading derivatives—before netting and collateral	$162	$517,715	$9,988	$527,865
Netting agreements					$(442,830)
Netting of cash collateral paid					(20,458)
Total trading derivatives—after netting and collateral	$162	$517,715	$9,988	$527,865	$(463,288)	$64,577
Short-term borrowings	$—	$26,770	$247	$27,017	$—	$27,017
Long-term debt	—	117,743	25,751	143,494	—	143,494
Other financial liabilities	$3,007	$203	$—	$3,210	$—	$3,210
Total liabilities	$107,392	$1,055,566	$37,213	$1,200,171	$(683,763)	$516,408
Total as a percentage of gross liabilities(3)	8.9%	88.0%	3.1%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Amounts exclude $45 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2026 and 2025. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2026	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2026
Assets
Securities borrowed and purchased under agreements to resell	$49	$—	$—	$—	$—	$2	$—	$—	$(4)	$47	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	429	(26)	—	72	(105)	228	—	(115)	—	483	(16)
Residential	94	(3)	—	21	(33)	53	—	(40)	—	92	(3)
Commercial	71	—	—	2	(3)	6	—	(6)	—	70	—
Total trading mortgage-backed securities	$594	$(29)	$—	$95	$(141)	$287	$—	$(161)	$—	$645	$(19)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	241	—	—	—	(155)	12	—	(79)	—	19	—
Corporate	204	10	—	7	(33)	10	—	(72)	—	126	79
Marketable equity securities	349	2	—	18	(36)	165	—	(83)	—	415	(3)
Asset-backed securities	179	(9)	—	52	(13)	90	—	(25)	—	274	(9)
Other trading assets	492	(10)	—	12	(20)	47	5	(172)	(9)	345	(6)
Total trading non-derivative assets	$2,060	$(36)	$—	$184	$(398)	$611	$5	$(592)	$(9)	$1,825	$42
Trading derivatives, net(4)
Interest rate contracts	$186	$99	$—	$178	$(31)	$(109)	$—	$—	$17	$340	$97
Foreign exchange contracts	(94)	(49)	—	6	(52)	76	—	(78)	126	(65)	(7)
Equity contracts	(2,818)	(22)	—	(224)	221	(1,138)	—	(139)	719	(3,401)	(202)
Commodity contracts	355	(62)	—	(181)	28	(219)	—	(2)	36	(45)	36
Credit derivatives	222	(126)	—	(155)	(285)	(92)	—	—	80	(356)	(118)
Total trading derivatives, net(4)	$(2,149)	$(160)	$—	$(376)	$(119)	$(1,482)	$—	$(219)	$978	$(3,527)	$(194)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2026	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2026
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$—
Other	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	411	—	7	—	(4)	1	—	(24)	—	391	8
Foreign government	20	—	—	—	(78)	61	—	—	—	3	(1)
Corporate	308	—	(4)	63	(99)	37	—	(68)	—	237	(19)
Marketable equity securities	2	—	2	—	—	—	—	(1)	—	3	2
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	388	—	—	—	—	18	—	(26)	—	380	—
Total investments	$1,161	$—	$5	$63	$(181)	$117	$—	$(119)	$—	$1,046	$(10)
Loans	$192	$—	$(12)	$—	$(27)	$—	$15	$—	$(17)	$151	$(14)
Mortgage servicing rights	766	—	9	—	—	—	34	—	(21)	788	10
Other financial assets	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Deposits	$237	$—	$3	$1	$(3)	$—	$1	$—	$(13)	$220	$(27)
Securities loaned and sold under agreements to repurchase	913	2	—	—	—	301	—	—	(313)	899	6
Trading account liabilities
Securities sold, not yet purchased	125	4	—	34	(32)	58	—	—	(73)	108	2
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	297	(9)	—	2	(8)	—	82	—	(135)	247	(2)
Long-term debt	24,143	(385)	—	764	(1,178)	—	1,715	—	(78)	25,751	(221)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2026.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2026
Assets
Securities borrowed and purchased under agreements to resell	$49	$—	$—	$—	$—	$51	$—	$—	$(53)	$47	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	382	(40)	—	201	(213)	340	—	(187)	—	483	(21)
Residential	99	(6)	—	26	(42)	95	—	(80)	—	92	(4)
Commercial	55	(3)	—	41	(9)	7	—	(21)	—	70	(1)
Total trading mortgage-backed securities	$536	$(49)	$—	$268	$(264)	$442	$—	$(288)	$—	$645	$(26)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	35	(3)	—	50	(156)	174	—	(81)	—	19	—
Corporate	270	2	—	9	(65)	173	—	(263)	—	126	80
Marketable equity securities	287	(14)	—	41	(44)	305	—	(160)	—	415	(13)
Asset-backed securities	225	(19)	—	76	(64)	152	—	(96)	—	274	(15)
Other trading assets	413	(12)	—	22	(25)	185	17	(237)	(18)	345	(8)
Total trading non-derivative assets	$1,767	$(95)	$—	$466	$(618)	$1,431	$17	$(1,125)	$(18)	$1,825	$18
Trading derivatives, net(4)
Interest rate contracts	$20	$19	$—	$256	$(77)	$71	$—	$(139)	$190	$340	$240
Foreign exchange contracts	(50)	(45)	—	21	(114)	(86)	—	(221)	430	(65)	(67)
Equity contracts	(2,964)	(71)	—	(229)	579	(1,798)	—	(264)	1,346	(3,401)	(451)
Commodity contracts	144	(33)	—	(239)	145	84	—	(123)	(23)	(45)	195
Credit derivatives	(419)	(65)	—	(129)	(314)	178	—	(190)	583	(356)	(43)
Total trading derivatives, net(4)	$(3,269)	$(195)	$—	$(320)	$219	$(1,551)	$—	$(937)	$2,526	$(3,527)	$(126)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2026
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$31	$—	$1	$—	$—	$—	$—	$—	$—	$32	$1
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$31	$—	$1	$—	$—	$—	$—	$—	$—	$32	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	504	—	8	17	(12)	1	—	(127)	—	391	7
Foreign government	25	—	—	7	(98)	69	—	—	—	3	(1)
Corporate	315	—	(4)	117	(195)	134	—	(130)	—	237	(19)
Marketable equity securities	131	—	2	—	(131)	2	—	(1)	—	3	2
Asset-backed securities	1	—	—	—	—	—	—	(1)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	409	—	(8)	—	—	29	—	(50)	—	380	—
Total investments	$1,416	$—	$(1)	$141	$(436)	$235	$—	$(309)	$—	$1,046	$(10)
Loans	$122	$—	$(2)	$100	$(52)	$—	$36	$—	$(53)	$151	$(31)
Mortgage servicing rights	759	—	13	—	—	—	62	—	(46)	788	14
Other financial assets	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Deposits	$239	$—	$4	$1	$(3)	$—	$10	$—	$(23)	$220	$(29)
Securities loaned and sold under agreements to repurchase	952	4	—	—	—	602	—	—	(651)	899	6
Trading account liabilities
Securities sold, not yet purchased	45	4	—	106	(56)	90	—	—	(73)	108	6
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	292	(10)	—	6	(44)	—	225	—	(242)	247	(30)
Long-term debt	23,959	589	—	1,696	(1,896)	—	3,588	—	(1,007)	25,751	274
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2026.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$153	$21	$—	$—	$—	$18	$—	$—	$(106)	$86	$22
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	614	17	—	86	(174)	134	—	(132)	—	545	8
Residential	118	1	—	26	(49)	46	—	(57)	—	85	—
Commercial	87	—	—	9	(30)	13	—	(17)	—	62	(1)
Total trading mortgage-backed securities	$819	$18	$—	$121	$(253)	$193	$—	$(206)	$—	$692	$7
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	3	(4)	—	—	(4)	9	—	—	—	4	—
Corporate	250	68	—	53	(50)	21	—	(60)	—	282	164
Marketable equity securities	227	13	—	21	(4)	52	—	(58)	—	251	10
Asset-backed securities	220	(10)	—	29	(35)	76	—	(69)	—	211	(3)
Other trading assets	468	21	—	9	(24)	221	12	(133)	(8)	566	30
Total trading non-derivative assets	$1,988	$106	$—	$233	$(370)	$572	$12	$(526)	$(8)	$2,007	$208
Trading derivatives, net(4)
Interest rate contracts	$(637)	$180	$—	$(58)	$35	$(54)	$7	$—	$71	$(456)	$145
Foreign exchange contracts	181	68	—	18	(125)	8	—	(90)	8	68	(67)
Equity contracts	(2,205)	251	—	(128)	334	(399)	—	(7)	(13)	(2,167)	80
Commodity contracts	325	(57)	—	(184)	19	47	—	—	(23)	127	(38)
Credit derivatives	28	(93)	—	(84)	(4)	(21)	—	—	(14)	(188)	(144)
Total trading derivatives, net(4)	$(2,308)	$349	$—	$(436)	$259	$(419)	$7	$(97)	$29	$(2,616)	$(24)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$(12)	$—	$—	$—	$—	$19	$(1)
Other	10	—	1	—	—	—	—	—	—	11	1
Total investment mortgage-backed securities	$42	$—	$—	$—	$(12)	$—	$—	$—	$—	$30	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	435	—	—	67	(1)	7	—	(5)	—	503	—
Foreign government	9	—	(2)	20	—	—	—	—	—	27	—
Corporate	194	—	3	85	(33)	38	—	(79)	—	208	2
Marketable equity securities	6	—	(3)	—	—	—	—	—	—	3	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	1	—	—	—	—	—	—	(1)	—	—	—
Non-marketable equity securities	414	—	13	—	—	21	—	(9)	—	439	—
Total investments	$1,101	$—	$11	$172	$(46)	$66	$—	$(94)	$—	$1,210	$2
Loans	$318	$—	$19	$2	$(97)	$—	$3	$—	$(65)	$180	$9
Mortgage servicing rights	751	—	12	—	—	—	27	—	(20)	770	12
Other financial assets	13	—	—	2	—	61	19	—	(12)	83	—
Liabilities
Deposits	$47	$—	$(4)	$1	$—	$—	$7	$—	$(16)	$43	$—
Securities loaned and sold under agreements to repurchase	798	(5)	—	—	—	339	—	—	(187)	955	1
Trading account liabilities
Securities sold, not yet purchased	29	(11)	—	5	(16)	19	—	—	(11)	37	(12)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	721	37	—	45	(24)	—	43	—	(405)	343	(5)
Long-term debt	21,441	(470)	—	628	(1,224)	—	765	—	(914)	21,166	(586)
Other financial liabilities	1	—	—	14	—	50	—	—	—	65	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period from December 31, 2025 to June 30, 2026:

•During the three and six months ended June 30, 2026, transfers of Long-term debt were $1.2 billion and $1.9 billion from Level 3 to Level 2, and $0.8 billion and $1.7 billion from Level 2 to Level 3, respectively. The transfers were primarily related to certain unobservable inputs becoming less significant to the overall valuation of the instruments in the case of Level 3 to 2 transfers, and more significant in the case of Level 2 to 3.

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

As of June 30, 2026	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$342	Yield analysis	Yield	4.91%	23.18%	11.03%
	333	Price-based	Price	$0.67	$105.20	$35.33
State and municipal, foreign government, corporate and other debt securities	$594	Price-based	Price	$0.00	$228.62	$92.67
	346	Model-based	Credit spread	216.50 bps	500.00 bps	253.79 bps
	166	Cash flow	Yield	3.10%	9.50%	9.10%
			WAL	3.21 years	8.04 years	6.82 years
Interest rate contracts (gross)	$4,898	Model-based	IR normal volatility	0.07%	2.91%	0.67%
			Equity volatility	7.00%	87.07%	22.94%
Foreign exchange contracts (gross)	$1,113	Model-based	IR normal volatility	0.54%	0.97%	0.74%
			IR basis	(2.03)%	9.23%	(0.11)%
			FX volatility	2.02%	59.89%	9.58%
Equity contracts (gross)(5)	$5,680	Model-based	Equity volatility	0.55%	181.81%	46.44%
			Equity forward	51.19%	375.28%	108.94%
			Equity-Equity correlation	(36.22)%	99.12%	47.51%
			Equity-FX correlation	(75.00)%	70.00%	(9.65)%
Commodity and other contracts (gross)	$2,592	Model-based	Power forward (/ MWH)	$6.91	$574.27	$55.25
			Commodity volatility	1.40%	396.25%	76.55%
			Natural gas forward (/ MMBTU)	$0.60	$17.35	$3.50
			Oil forward (/ BBL)	$51.92	$123.63	$75.00
Credit derivatives (gross)	$1,128	Model-based	Credit spread	1.00 bps	592.93 bps	91.90 bps
			Recovery rate	20.00%	75.00%	37.93%
	736	Price-based	Price	$1.47	$132.16	$79.14
Mortgage servicing rights	$788	Cash flow	Yield	0.00%	12.00%	6.61%
			WAL	3.21 years	8.04 years	6.82 years
Liabilities
Securities loaned and sold under agreements to repurchase	$899	Model-based	Interest rate	2.30%	5.57%	3.90%
Short-term borrowings and long-term debt	$24,417	Model-based	IR normal volatility	0.07%	2.91%	0.73%
			FX volatility	2.74%	14.45%	8.25%
			Equity volatility	5.50%	91.12%	23.04%
			Equity-IR correlation	0.00%	56.85%	34.53%
			IR-FX correlation	(34.00)%	60.00%	46.17%
			Equity forward	64.58%	375.28%	144.64%

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$352	Price-based	Price	$0.80	$145.12	$37.47
	214	Yield analysis	Yield	4.78%	26.14%	12.86%
State and municipal, foreign government, corporate and other debt securities	$866	Price-based	Price	$20.77	$194.45	$114.31
	389	Model-based	Credit spread	167.00 bps	508.30 bps	399.15 bps
	159	Cash flow	Yield	2.30%	9.30%	8.72%
			WAL	3.24 years	8.14 years	6.80 years
Interest rate contracts (gross)	$3,608	Model-based	IR normal volatility	0.06%	2.98%	0.65%
			Equity volatility	12.00%	48.92%	26.43%
Foreign exchange contracts (gross)	$1,217	Model-based	IR normal volatility	0.49%	0.86%	0.74%
			IR basis	(20.15)%	11.17%	(0.05)%
			FX volatility	0.32%	74.14%	7.91%
			Yield	1.05%	14.90%	6.43%
Equity contracts (gross)(5)	$6,597	Model-based	Equity volatility	2.81%	184.01%	42.80%
			Equity forward	53.29%	373.46%	111.14%
			Equity-FX correlation	(75.75)%	70.00%	(13.61)%
			Equity-Equity correlation	(36.22)%	99.00%	52.48%
Commodity and other contracts (gross)	$1,881	Model-based	Forward price	0.11%	395.49%	98.83%
			Commodity volatility	8.40%	316.56%	42.29%
Credit derivatives (gross)	$1,720	Model-based	Credit spread	5.20 bps	592.93 bps	74.28 bps
			Recovery rate	0.50%	40.00%	34.87%
	985	Price-based	Price	$8.00	$119.13	$85.45
			Upfront points	5.05%	106.23%	61.00%
Mortgage servicing rights	$676	Cash flow	WAL	3.24 years	8.14 years	6.80 years
	82	Model-based	Yield	(0.40)%	12.00%	6.35%
Liabilities
Securities loaned and sold under agreements to repurchase	$952	Model-based	Interest rate	3.47%	5.43%	3.85%
			IR normal volatility	0.46%	0.89%	0.78%
Short-term borrowings and long-term debt	$24,126	Model-based	IR normal volatility	0.06%	2.98%	0.74%
			FX volatility	5.26%	14.01%	9.08%
			Equity volatility	5.50%	92.67%	20.95%
			IR-FX correlation	(34.00)%	60.00%	46.37%
			Equity-IR correlation	0.00%	56.64%	36.32%
			IR-IR correlation	40.00%	40.00%	40.00%
			Equity-FX correlation	(60.00)%	70.00%	(16.57)%

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

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2026
Loans HFS(1)	$1,402	$822	$580
Other real estate owned	—	—	—
Loans(2)	135	—	135
Non-marketable equity securities measured using the measurement alternative	217	—	217
Total assets at fair value on a nonrecurring basis	$1,754	$822	$932

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2025
Loans HFS(1)	$641	$188	$453
Other real estate owned	—	—	—
Loans(2)	272	—	272
Non-marketable equity securities measured using the measurement alternative	350	—	350
Total assets at fair value on a nonrecurring basis	$1,263	$188	$1,075

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

As of June 30, 2026	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$579	Price-based	Price	$84.96	$100.11	$92.07
Loans(4)	$135	Recovery analysis	Appraised value(5)	$14,750	$23,243,563	$6,266,972
			Discount to price	54.40%	62.50%	55.87%
			Recovery rate	31.10%	68.60%	52.62%
Non-marketable equity securities measured using the measurement alternative	$152	Price-based	Price	$1.71	$347.33	$87.90
	66	Comparable analysis	Revenue multiple	1.30x	19.70x	11.07x
			Illiquidity discount	10.00%	22.10%	14.21%

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$453	Price-based	Price	$83.00	$100.00	$98.66
Loans(4)	$271	Recovery analysis	Appraised value(5)	$10,000	$75,424,500	$30,328,429
			Recovery rate	35.10%	85.20%	60.55%
Non-marketable equity securities measured using the measurement alternative	$254	Price-based	Price	$4.57	$205.01	$70.91
	96	Comparable analysis	Revenue multiple	2.07x	27.20x	15.51x

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Loans HFS	$(76)	$(38)	$(110)	$(51)
Other real estate owned	—	—	—	—
Loans(1)	(9)	21	(16)	3
Non-marketable equity securities measured using the measurement alternative	(8)	1	7	(43)
Total nonrecurring fair value gains (losses)	$(93)	$(16)	$(119)	$(91)

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

	June 30, 2026		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$173.9	$157.7	$73.9	$81.6	$2.2
Securities borrowed and purchased under agreements to resell	189.9	189.9	—	189.9	—
Loans(2)(3)	765.3	787.5	—	—	787.5
Other financial assets(3)(4)	494.0	494.0	366.4	127.6	—
Liabilities
Deposits	$1,487.7	$1,487.7	$—	$1,487.7	$—
Securities loaned and sold under agreements to repurchase	260.5	260.5	—	260.5	—
Long-term debt(5)	190.2	192.9	—	187.4	5.5
Other financial liabilities(6)	197.7	197.7	—	197.7	—

	December 31, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$194.9	$184.7	$87.3	$95.2	$2.2
Securities borrowed and purchased under agreements to resell	150.1	150.1	—	150.1	—
Loans(2)(3)	726.0	742.1	—	—	742.1
Other financial assets(3)(4)	448.0	448.0	349.6	98.4	—
Liabilities
Deposits	$1,399.4	$1,399.3	$—	$1,399.3	$—
Securities loaned and sold under agreements to repurchase	148.7	148.7	—	148.7	—
Long-term debt(5)	185.0	189.9	—	183.8	6.1
Other financial liabilities(6)	141.8	141.8	—	141.8	—

(1)Includes $6.0 billion and $5.1 billion of non-marketable equity securities carried at cost at June 30, 2026 and December 31, 2025, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $20.0 billion for June 30, 2026 and $19.2 billion for December 31, 2025. In addition, the carrying values exclude $0.1 billion and $0.1 billion of lease finance receivables at June 30, 2026 and December 31, 2025, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2026 and December 31, 2025 were off-balance sheet liabilities of $11.4 billion and $10.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 21.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2026	2025	2026	2025
Assets
Securities borrowed and purchased under agreements to resell	$(28)	$114	$(134)	$122
Trading account assets	3	19	(1)	39
Investments	—	—	—	—
Loans
Corporate loans	(333)	914	(42)	952
Consumer loans	1	(3)	1	3
Total loans	$(332)	$911	$(41)	$955
Other assets
MSRs	$10	$12	$15	$(3)
Mortgage loans HFS(1)	(9)	15	(14)	30
Total other assets	$1	$27	$1	$27
Total assets	$(356)	$1,071	$(175)	$1,143
Liabilities
Deposits	$96	$(50)	$120	$(95)
Securities loaned and sold under agreements to repurchase	19	(7)	113	12
Trading account liabilities	43	29	(158)	(153)
Short-term borrowings(2)	2,333	235	2,787	(276)
Long-term debt(2)	(5,374)	(4,885)	(3,023)	(5,138)
Total liabilities	$(2,883)	$(4,678)	$(161)	$(5,650)

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

The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $(1,403) million and $(391) million for the three months ended June 30, 2026 and 2025, and a gain of $429 million and $609 million for the six months ended June 30, 2026 and 2025, respectively.

For information on the fair value option for financial assets and financial liabilities, see Note 27 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table provides information about certain credit products carried at fair value:

	June 30, 2026		December 31, 2025
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$5,495	$8,230	$4,902	$6,855
Aggregate unpaid principal balance in excess of (less than) fair value	97	(27)	149	(176)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $0 million and $225 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2026 and December 31, 2025, respectively.

The changes in fair value for the three months ended June 30, 2026 and 2025 due to instrument-specific credit risk were a gain of $1 million and a loss of $(7) million, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2026	December 31, 2025
Carrying amount reported on the Consolidated Balance Sheet	$973	$923
Aggregate fair value in excess of (less than) unpaid principal balance	9	18
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2026 and 2025 due to instrument-specific credit risk.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2026	December 31, 2025
Interest rate linked	$73.3	$66.9
Foreign exchange linked	0.3	0.1
Equity linked	52.0	49.6
Commodity linked	10.0	7.0
Credit linked	7.9	7.1
Total	$143.5	$130.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	June 30, 2026	December 31, 2025
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$143,494	$130,726
Aggregate unpaid principal balance in excess of (less than) fair value	4,340	1,704
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$27,017	$21,567
Aggregate unpaid principal balance in excess of (less than) fair value	(131)	(134)

23.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at June 30, 2026 and December 31, 2025.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

	Maximum potential amount of future payments (in billions of dollars)
June 30, 2026	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$14.4	$67.2	$81.6	$400
Performance guarantees	5.6	7.4	13.0	38
Derivative instruments considered to be guarantees	22.1	40.8	62.9	915
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	174.6	—	174.6	—
Card merchant processing(2)	36.8	—	36.8	—
Credit card arrangements with partners(3)	2.1	18.3	20.4	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	247.2	—	247.2	—
Other(4)(5)	—	8.2	8.2	100
Total	$502.8	$142.8	$645.6	$1,453

	Maximum potential amount of future payments (in billions of dollars)
December 31, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.1	$68.1	$83.2	$546
Performance guarantees	4.9	6.4	11.3	25
Derivative instruments considered to be guarantees	14.5	31.8	46.3	542
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	134.0	—	134.0	—
Card merchant processing(2)	38.2	—	38.2	—
Credit card arrangements with partners(3)	2.1	19.4	21.5	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	306.1	—	306.1	—
Other(4)(5)	—	8.2	8.2	100
Total	$514.9	$134.8	$649.7	$1,213

(1)The carrying values of securities lending indemnifications were immaterial for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2026 and December 31, 2025, this maximum potential exposure was estimated to be approximately $36.8 billion and $38.2 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. See “Card Merchant Processing” in Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2026 and December 31, 2025, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.5 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $79.8 billion and $61.3 billion at June 30, 2026 and December 31, 2025, respectively. Securities and other marketable assets held as collateral amounted to $116.0 billion and $90.8 billion at June 30, 2026 and December 31, 2025, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.4 billion and $2.5 billion at June 30, 2026 and December 31, 2025, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2026	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.9	$13.7	$—	$81.6
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$67.9	$21.9	$0.9	$90.7

	Maximum potential amount of future payments
In billions of dollars at December 31, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.0	$13.2	$—	$83.2
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$70.0	$21.4	$0.9	$92.3

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	June 30, 2026	December 31, 2025
Commercial and similar letters of credit	$1,086	$4,857	$5,943	$4,134
One- to four-family residential mortgages	691	665	1,356	1,521
Revolving open-end loans secured by one- to four-family residential properties	4,817	—	4,817	5,003
Commercial real estate, construction and land development	11,993	4,139	16,132	14,811
Credit card lines	667,530	65,154	732,684	694,594
Commercial and other consumer loan commitments	266,638	121,138	387,776	371,817
Other commitments and contingencies(2)	2,341	290	2,631	5,336
Total	$955,096	$196,243	$1,151,339	$1,097,216

(1)Consumer commitments related to the business HFS countries and jurisdictions under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of June 30, 2026 and December 31, 2025, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2026 and December 31, 2025, Citi had approximately $275.2 billion and $189.3 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $235.1 billion and $186.9 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

Restricted Cash
For additional information on Citi’s restricted cash, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2026	December 31, 2025
Cash and due from banks	$4,827	$3,337
Deposits with banks, net of allowance	21,228	21,081
Total	$26,055	$24,418

24.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately seven years as of June 30, 2026.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	June 30, 2026	December 31, 2025
ROU asset	$3,025	$3,009
Lease liability	3,190	3,163

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

25.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 25 to the Consolidated Financial Statements in Citigroup’s First Quarter of 2026 Form 10-Q and in Note 30 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2026, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.2 billion in the aggregate.
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

Greek Pension Claims
On June 9, 2026, a further claim, captioned GIANNOPOULOU & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED, was filed by former Citi employees regarding the treatment of their pension benefits. A hearing is scheduled on December 11, 2026. Additional information is available in court filings under the docket number 128164/2026 in the Court of First Instance of Athens.

Interchange Fee Litigation
On June 9, 2026, the court granted the injunctive relief class plaintiffs’ motion seeking preliminary approval of the parties’ settlement agreement. The court has scheduled a final fairness hearing for November 16, 2026. After remand for trial, the TARGET CORP., ET AL. v. VISA INC., ET AL.; and 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL. cases were later settled and dismissed, with prejudice. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:05-md-01720 (E.D.N.Y.) (Cogan, J.); 1:13-cv-04442 (S.D.N.Y.) (Hellerstein, J.); and 1:13-cv-03477 (S.D.N.Y.) (Hellerstein, J.).

Settlement Payments
Payments required in any settlement agreements described above have been made or are covered by existing litigation or other accruals.

26.  SUBSIDIARY GUARANTEES

Citigroup Inc. has fully and unconditionally guaranteed the payments due on debt securities issued by Citigroup Global Markets Holdings Inc. (CGMHI), a wholly owned subsidiary, under the Senior Debt Indenture dated as of March 8, 2016, between CGMHI, Citigroup Inc. and The Bank of New York Mellon, as trustee. In addition, Citigroup Capital III and Citigroup Capital XIII (collectively, the Capital Trusts), each of which is a wholly owned finance subsidiary of Citigroup Inc., have issued trust preferred securities. Citigroup Inc. has guaranteed the payments on the trust preferred securities to the extent that the Capital Trusts have available funds to make payments on the trust preferred securities, but do not do so. The guarantee, together with Citigroup Inc.’s other obligations with respect to the trust preferred securities, effectively provides a full and unconditional guarantee of amounts due on the trust preferred securities (see Note 16). No other subsidiary of Citigroup Inc. guarantees the debt securities issued by CGMHI or the trust preferred securities issued by the Capital Trusts.
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Six Months Ended
	June 30, 2026
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$15,200	$7,810
Total operating expenses	133	6,280
Provision for credit losses	—	30
Equity in undistributed income of subsidiaries	(4,555)	—
Income (loss) from continuing operations before income taxes	$10,512	$1,500
Provision (benefit) for income taxes	(1,104)	591
Net income (loss)	$11,616	$909

SUMMARIZED BALANCE SHEET

	June 30, 2026		December 31, 2025
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,149	$20,682	$6,580	$24,459
Securities borrowed and purchased under resale agreements	—	322,160	—	291,384
Trading account assets	51	413,640	85	342,203
Advances to subsidiaries	164,571	—	160,188	—
Investments in subsidiary bank holding company	181,287	—	185,568	—
Investments in non-bank subsidiaries	45,185	—	44,310	—
Other assets(1)	17,667	204,925	15,654	180,075
Total assets	$412,910	$961,407	$412,385	$838,121
Securities loaned and sold under agreements to repurchase	$—	$413,226	$—	$357,524
Trading account liabilities	12	120,380	17	107,988
Short-term borrowings	—	40,130	—	34,712
Long-term debt	164,139	223,699	177,855	211,029
Advances from subsidiaries	33,666	—	19,319	—
Other liabilities	3,078	127,581	2,903	91,214
Stockholders’ equity	212,015	36,391	212,291	35,654
Total liabilities and equity	$412,910	$961,407	$412,385	$838,121

(1)    Other assets of CGMHI includes loans to affiliates of $111 billion and $99 billion at June 30, 2026 and December 31, 2025, respectively.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases and Dividends
All large banks, including Citi, are subject to limitations on capital distributions, including repurchases of common stock and payment of common stock dividends, in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks,” “—Operational Risks” and “—Compliance Risks” in Citi’s 2025 Form 10-K.

The following table summarizes Citi’s common share repurchases for the second quarter of 2026:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
April 2026
Open market repurchases(1)	—	$—	—	$30.0
Employee transactions(2)	—	—	—	—
May 2026
Open market repurchases(1)	—	—	—	30.0
Employee transactions(2)	—	—	—	—
June 2026
Open market repurchases(1)	28,865	138.58	28,865	26.0
Employee transactions(2)	—	—	—	—
Total for 2Q26	28,865	$138.58	28,865	$26.0

(1)    Represents repurchases under the multiyear $30 billion common stock repurchase program that was previously approved by Citigroup’s Board of Directors and announced on May 7, 2026. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” in Citi’s First Quarter of 2026 Form 10-Q.
(2)    Citi withheld an insignificant number of shares of common stock, added to treasury stock, related to activity from employee stock programs to satisfy the employee tax requirements.

As presented in the table above, during the second quarter of 2026, Citi repurchased $4.0 billion of common shares under the $30 billion stock repurchase program (of which there was $26.0 billion remaining at June 30, 2026).
Citi also paid common dividends of $0.60 per share for the second quarter of 2026, and on July 21, 2026, declared common dividends of $0.67 per share and preferred stock dividends of approximately $353 million for the third quarter of 2026.
Any dividend on Citi’s outstanding common stock would need to be in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the second quarter of 2026, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Number	Description
3.1+	Restated Certificate of Incorporation of Citigroup Inc., as in effect on the date hereof.

22.01+	Subsidiary Issuers of Guaranteed Securities.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended June 30, 2026, filed on August 6, 2026, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citigroup Inc. does not exceed 10% of the total assets of Citigroup Inc. and its consolidated subsidiaries. Citigroup Inc. will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2026.

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
IPO: Initial public offering
JANA: Japan, Asia North and Australia
Jurisdiction: A legal boundary or specific area with a court, government or set of laws that has the authority to make and enforce decisions.
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
NII: Net interest income. Represents interest income less interest expense.
NIM*: Net interest margin expressed as a yield percentage, calculated as annualized net interest income divided by average interest-earning assets for the period.
NIR: Non-interest revenue. Represents total revenues less NII.
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
Noncontrolling interests (NCI): Represents the portion of an entity that has been consolidated by Citi that is not 100% owned by Citi. For the income statement, NCI is deducted from Net income before attribution to noncontrolling interests to arrive at Citigroup’s net income.
Noncontrolling interests—equity (NCI—equity): Represents the equity of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are added to Total Citigroup’s stockholders’ equity to arrive at Total equity.
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
S&P: Standard and Poor’s Global Ratings
SAR: Special Administrative Region. For country risk management purposes, Citi may report exposure to jurisdictions that are not fully autonomous, including dependent territories and Special Administrative Regions (SAR) such as Hong Kong SAR, separately from the independent sovereign states with which they are associated.
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