Form 10-Q
period 2026-09-30
CITIGROUP INC
filed 2026-11-05
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 1-9924
Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1568099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attention: Investor Relations
388 Greenwich Street, New York, NY 10013
(Address of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2026: 1,655,204,519

Available online at www.citigroup.com

This page intentionally left blank.

CITIGROUP’S THIRD QUARTER 2026—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as Citi’s 2025 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (First Quarter of 2026 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Second Quarter of 2026 Form 10-Q).
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
Citi’s non-GAAP measures in this Form 10-Q include the following:

•Expenses, net income and net income per share, excluding a third quarter of 2025 Banamex goodwill impairment charge (notable item)
•All Other (managed basis), which excludes divestiture-related impacts, such as the notable item
•Banking and Corporate Lending revenues excluding gain (loss) on loan hedges
•TCE, return on tangible common equity (RoTCE) and tangible book value per share (TBVPS)
•Non-Markets net interest income (NII)
•Non-Markets non-interest revenue (NIR)

Citi’s expenses, net income and net income per share excluding the notable item represent as reported, or GAAP, financial results adjusted for the notable item. This notable item is reported within All Other—Legacy Franchises. Citi believes its results excluding the notable item are useful to investors, industry analysts and others in evaluating Citi’s results of operations and comparing its operational performance between periods, by providing a meaningful depiction of the underlying fundamentals of period-to-period operating results, particularly given the outsized impact of the notable item, as well as additional comparability to peer companies. For more information on the notable item, see

“Executive Summary” and “All Other—Managed Basis—Legacy Franchises (Managed Basis)” below.
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

Lines of business:

Investment Banking[2]

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
(5)Primarily consists of Korea.
(6)Within International, Citi is organized into six clusters: United Kingdom; Japan, Asia North and Australia (JANA); LATAM; Asia South; Europe; and MEA, consisting of the Middle East and Africa and formerly Russia (as previously disclosed, on February 18, 2026, Citi completed the sale of AO Citibank in Russia—see Note 2). Although the chief operating decision maker (CODM) does not manage Citi’s segments and All Other by cluster, Citi provides selected financial information (revenue and certain corporate credit metrics) below for these six clusters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Overview
As described further throughout this Executive Summary, during the third quarter of 2026:

•Citi achieved positive operating leverage, driven by revenue growth of 8% and disciplined expense management (down 2% on a reported basis, and up 3% excluding the impact of a notable item consisting of a goodwill impairment charge related to Banamex in the third quarter of 2025, as described below).
•Citi returned $4.1 billion to common shareholders in the form of share repurchases ($3.0 billion) and dividends ($1.1 billion). For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.
•Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 12.8% as of September 30, 2026, approximately 120 basis points above the regulatory requirement.
•Citi completed the sale of a 1.4% equity stake in Banamex, with Citi currently owning 51% of the voting stock of Banamex. For additional information, see “All Other—Managed Basis—Legacy Franchises (Managed Basis)—Banamex Divestiture ” below.

Third Quarter of 2026 Results Summary
The below comparisons are to the third quarter of 2025:

Citigroup
Citigroup reported net income of $5.2 billion, or $2.85 per share. This compared to net income of $3.8 billion, or $1.86 per share in the prior-year period. Third quarter of 2025 results included a notable item consisting of a goodwill impairment charge of $726 million ($714 million after-tax), related to Citi’s agreement to sell an equity stake in Banamex. Excluding the notable item, net income per share in the prior-year period was $2.24.
Net income increased 40% versus the prior-year period on a reported basis, driven by higher revenues, lower expenses and a lower effective tax rate, partially offset by a higher provision for credit losses. Excluding the notable item in the prior-year period, net income increased 17%.
Citigroup revenues of $23.8 billion increased 8%, driven by growth in Services, Wealth, Markets and Banking, partially offset by a decline in All Other (managed basis).
Net interest income (NII) of $17.0 billion increased 14% versus the prior-year period. The increase in NII was driven by growth in Markets, Services, Wealth and USCC, partially offset by declines in All Other (managed basis) and Banking. Non-Markets NII increased 7%, driven by growth in Services, Wealth and USCC, partially offset by declines in All Other (managed basis) and Banking. Markets NII of $3.3 billion compared to $2.2 billion in the prior-year period.

Non-interest revenue (NIR) of $6.9 billion decreased 4% versus the prior-year period. The decrease in NIR was driven by declines in Markets and USCC, largely offset by growth in All Other (managed basis), Services, Banking and Wealth. Non-Markets NIR increased 12%, driven by growth in All Other (managed basis), Services, Banking and Wealth, partially offset by a decline in USCC. Markets NIR of $2.8 billion compared to $3.6 billion in the prior-year period.
Citigroup’s average loans were $809 billion, up 12% versus the prior-year period, largely driven by loan growth in Markets, Services, USCC, Wealth and Banking. For additional information about Citi’s average loans by business, including drivers and loan trends, see each business’s results of operations and “Managing Global Risk—Credit Risk—Average Loans” below.
Citigroup’s average deposits were approximately $1.5 trillion, up 11% versus the prior-year period, driven by an increase in Services. For additional information about Citi’s average deposits by business, including drivers and deposit trends, see each business’s results of operations and “Liquidity Risk—Deposits” below.

Expenses
Citigroup’s operating expenses of $14.0 billion decreased 2% on a reported basis, driven by:

•the absence of the notable item, and
•lower professional services,
•partially offset by:
•higher transactional and product servicing expenses,
•higher deposit insurance costs,
•higher compensation and benefits, and
•a contribution to the Citi Foundation.

Excluding the notable item in the prior-year period, expenses were up 3%. The decrease in professional services expenses was driven by lower consulting expenses. The increase in transactional and product servicing expenses was driven by higher volumes in Markets, particularly in Equity Markets, higher customer engagement costs in USCC and higher volumes in Services. The higher deposit insurance costs were largely driven by the absence of a credit in the prior-year period. The increase in compensation and benefits expenses was driven by higher severance, partially offset by a decrease in other compensation expenses.

Provisions
Citi’s total provisions for credit losses and for benefits and claims were $2.6 billion, reflecting net credit losses of $2.2 billion and a net reserve build of $369 million. Net credit losses were largely unchanged from the prior-year period. The net reserve build was driven by changes in the macroeconomic outlook and portfolio growth.

Citi’s total provisions for credit losses and for benefits and claims in the prior-year period were $2.5 billion, reflecting net credit losses of $2.2 billion and a net reserve build of $236 million, driven by portfolio growth and transfer risk, partially offset by changes in the macroeconomic outlook.
For additional information on Citi’s allowance for credit losses (ACL) and Citi’s net credit losses, see each segment’s and All Other’s results of operations, “Credit Risk” and “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below.

Capital
Citigroup’s CET1 Capital ratio was 12.8% as of September 30, 2026, compared to 13.3% as of September 30, 2025, based on the Basel III Standardized Approach for determining risk-weighted assets (RWA). The decrease was driven by common share repurchases, the payment of common and preferred dividends and a net increase in RWA, primarily offset by net income and net beneficial movements in Accumulated other comprehensive income (AOCI).
For additional information on Citi’s capital metrics and capital actions, see “Capital Resources” and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

For information on the results of operations for the third quarter of 2026 for each segment and All Other, see “Services,” “Markets,” “Banking,” “Wealth,” “U.S. Consumer Cards (USCC)” and “All Other—Managed Basis” below.

Macroeconomic and Other Risks and Uncertainties Various macroeconomic, geopolitical and regulatory factors continue to contribute to challenges and uncertainties in the U.S. and globally, including, but not limited to, higher interest rates; elevated inflation; escalating conflicts in the Middle East; and risks related to AI. These factors could result in volatility and disruptions in financial markets, as well as adversely affect economic growth and unemployment in the U.S. and other countries and jurisdictions. Such risks and uncertainties could also adversely impact Citi’s clients, customers, businesses, funding costs, provisions and overall results of operations and financial condition during the remainder of 2026.
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

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2026	2025	% Change	2026	2025	% Change
Net interest income (NII)	$16,982	$14,940	14%	$49,848	$44,127	13%
Non-interest revenue (NIR)	6,863	7,150	(4)	23,396	21,227	10
Revenues, net of interest expense	$23,845	$22,090	8%	$73,244	$65,354	12%
Operating expenses(1)	13,952	14,290	(2)	42,478	41,292	3
Provisions for credit losses and for benefits and claims	2,586	2,450	6	7,913	8,045	(2)
Income from continuing operations before income taxes	$7,307	$5,350	37%	$22,853	$16,017	43%
Income taxes	1,887	1,559	21	5,470	4,085	34
Income from continuing operations	$5,420	$3,791	43%	$17,383	$11,932	46%
Income (loss) from discontinued operations, net of taxes	—	(1)	100	(1)	(2)	50
Net income before attribution of noncontrolling interests	$5,420	$3,790	43%	$17,382	$11,930	46%
Net income attributable to noncontrolling interests (NCI)(2)	175	38	361	521	95	448
Citigroup’s net income	$5,245	$3,752	40%	$16,861	$11,835	42%
Earnings per share
Basic
Income from continuing operations	$2.90	$1.89	53%	$9.22	$5.87	57%
Net income	2.90	1.89	53	9.22	5.87	57
Diluted
Income from continuing operations	$2.85	$1.86	53%	$9.07	$5.78	57%
Net income	2.85	1.86	53	9.07	5.78	57
Dividends declared per common share	0.67	0.60	12	1.87	1.72	9
Common dividends	$1,142	$1,118	2%	$3,246	$3,253	—%
Preferred dividends	353	274	29	996	830	20
Common share repurchases	3,000	5,000	(40)	13,300	8,750	52

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2026	2025	% Change	2026	2025	% Change
At September 30:
Total assets	$2,941,271	$2,642,475	11%
Total deposits	1,505,322	1,383,929	9
Long-term debt	345,785	315,846	9
Citigroup common stockholders’ equity	191,359	193,973	(1)
Total Citigroup stockholders’ equity	209,409	213,023	(2)
Average assets	3,002,190	2,688,800	12	$2,918,332	$2,617,915	11%
Direct staff (in thousands)	217	227	(4)%
Performance metrics
Return on average assets	0.69%	0.55%		0.77%	0.60%
Return on average common stockholders’ equity(3)	10.1	7.1		11.0	7.6
Return on average total stockholders’ equity(3)	9.9	7.0		10.6	7.5
Return on tangible common equity (RoTCE)(4)	11.5	8.0		12.6	8.6
Operating leverage(5)	1,031 bps	59 bps		920 bps	473 bps
Efficiency ratio (total operating expenses/total revenues, net)	58.5	64.7		58.0	63.2
Regulatory capital ratios
CET1 Capital(6)	12.77%	13.27%
Tier 1 Capital(6)	14.56	14.97
Total Capital(6)	15.63	15.31
Supplementary Leverage ratio	4.99	5.52
Citigroup common stockholders’ equity to assets	6.51%	7.34%
Total Citigroup stockholders’ equity to assets	7.12	8.06
Dividend payout ratio(7)	24	32		21%	30%
Total payout ratio(8)	85	176		104	109
Book value per common share	$115.61	$108.41	7%
Tangible book value per share (TBVPS)(4)	101.59	95.72	6

(1)    The third quarter of 2025 includes approximately $726 million ($714 million after-tax) for a goodwill impairment charge related to Banamex (notable item). For additional information, see “Executive Summary” above, “All Other—Divestiture-Related Impacts (Reconciling Items)” below and Note 14.
(2)    Net income attributable to noncontrolling interests (NCI) represents the portion of net earnings of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are deducted from Net income before attribution to noncontrolling interests to arrive at Citigroup’s net income. The increase in NCI in 2026 primarily relates to the Banamex equity sales completed in December 2025, April 2026 and August 2026, resulting in a portion of Banamex’s earnings being attributable to noncontrolling shareholders.
(3)    The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.
(4)    RoTCE and TBVPS are non-GAAP financial measures. For information on RoTCE and TBVPS, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below.
(5)    Operating leverage represents the year-over-year growth rate in basis points (bps) of Total revenues, net of interest expense less the year-over-year growth rate of Total operating expenses. Positive operating leverage indicates that the revenue growth rate was greater than the expense growth rate.
(6)    Citi’s binding CET1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
(7)    The dividend payout ratio represents dividends declared per common share as a percentage of net income per diluted share.
(8)    The total payout ratio represents the total of common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases and Dividends” below for the component details.

BALANCE SHEET OVERVIEW

This section provides details of select assets and liabilities reported on Citigroup’s Consolidated Balance Sheet and the changes from December 31, 2025 to September 30, 2026:

			Increase (decrease)
In millions of dollars	September 30, 2026	December 31, 2025	$	%
Assets
Cash and deposits with banks, net of allowance	$354,841	$349,579	$5,262	2%
Securities borrowed and purchased under agreements to resell, net of allowance	411,327	356,195	55,132	15
Trading account assets	635,077	537,139	97,938	18
Investments, net of allowance	472,766	444,229	28,537	6
Loans, net of unearned income and allowance for credit losses on loans	799,614	732,983	66,631	9
All other assets	267,646	237,077	30,569	13
Total assets	$2,941,271	$2,657,202	$284,069	11%
Liabilities and equity
Total deposits	$1,505,322	$1,403,573	$101,749	7%
Securities loaned and sold under agreements to repurchase	410,174	348,098	62,076	18
Trading account liabilities	212,635	162,798	49,837	31
Short-term borrowings	61,518	51,878	9,640	19
Long-term debt	345,785	315,827	29,958	9
All other liabilities	194,054	161,206	32,848	20
Total liabilities	$2,729,488	$2,443,380	$286,108	12%
Preferred stock	18,050	20,050	(2,000)	(10)
Common equity	191,359	192,241	(882)	—
Noncontrolling interests—equity (NCI—equity)	2,374	1,531	843	55
Total liabilities and equity	$2,941,271	$2,657,202	$284,069	11%

Cash and deposits with banks: increased $5 billion, or 2%, driven by growth in North American deposits in excess of loan growth, primarily offset by net purchases of Investments.

Securities borrowed and purchased under agreements to resell: increased $55 billion, or 15%, driven by Rates and Currencies and Equity Markets, reflecting increased client activity in Markets. See Note 10.

Trading account assets: increased $98 billion, or 18%, primarily driven by increases in U.S. and foreign government securities, equity securities and derivative assets, due to increased client demand in Markets. See Note 21.

Investments: increased $29 billion, or 6%. Available-for-sale (AFS) debt securities increased $60 billion, or 24%, driven by net purchases of U.S. Treasury securities and mortgage-backed securities. Held-to-maturity (HTM) debt securities decreased $32 billion, or 17%, driven by maturities of U.S. Treasury securities and paydowns of mortgage- and asset-backed securities. See Note 11.

Loans: increased $67 billion, or 9%, driven by growth in Markets, primarily due to higher financing activity in spread products; Banking, driven by increased demand in North America; Wealth, driven by securities-based lending and mortgages; USCC, driven by the acquisition of the additional American Airlines co-branded card portfolio in the second quarter of 2026; and Services, driven by increased demand for trade loans. See “Credit Risk—Loans” below and Note 12.

All other assets: represents brokerage receivables, premises and equipment, goodwill and intangibles, loans held-for-sale (HFS), deferred taxes, accruals, other receivables, leases and other. All other assets increased $31 billion, or 13%, driven by higher Brokerage receivables reflecting higher trading activity in Markets, partially offset by lower Other assets. See “Significant Accounting Policies and Significant Estimates” below and Notes 14 and 24.

Deposits: increased $102 billion, or 7%, driven by an increase in operational deposits in Services. See “Liquidity Risk—Deposits” below and Note 15.

Securities loaned and sold under agreements to repurchase: increased $62 billion, or 18%, primarily driven by increased financing in support of client activities in Markets. See Note 10.

Trading account liabilities: increased $50 billion, or 31%, driven by Equity Markets and Rates and Currencies, reflecting increased client activity in Markets. See Note 21.

Short-term borrowings: increased $10 billion, or 19%,
driven by increased commercial paper issuances, funding raised by Citi entities to support client activities and increased advances from the Federal Home Loan Bank (FHLB). See “Liquidity Risk—Short-Term Borrowings” below and Note 16.

Long-term debt: increased $30 billion, or 9%, driven by FHLB advances and non-bank customer-related debt, primarily offset by a decrease in non-bank benchmark debt. See “Liquidity Risk—Long-Term Debt” below and Note 16.

All other liabilities: represents Brokerage payables, accruals, deferred taxes, other payables, deposits HFS, leases and other. All other liabilities increased $33 billion, or 20%, due to higher Brokerage payables, reflecting higher trading activity in Markets, partially offset by lower Other liabilities. See “Significant Accounting Policies and Significant Estimates” below and Notes 2 and 24.

Preferred stock: decreased $2.0 billion, or 10%, reflecting $3.8 billion of redemptions, partially offset by $1.8 billion of issuances. See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and Note 18.

Common equity: increased $0.9 billion, as $16.9 billion in net income, a $1.6 billion increase from the Banamex equity sales completed in April and August 2026 and $1.9 billion in lower AOCI losses were primarily offset by $13.3 billion in common share repurchases and $4.2 billion of common ($3.2 billion) and preferred ($1.0 billion) dividends.
For additional information on changes in common equity, see the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

Noncontrolling interests—equity (NCI—equity): represents the equity of consolidated subsidiaries that is attributable to shareholders other than Citi. These amounts are added to Total Citigroup’s stockholders’ equity to arrive at Total equity. NCI—equity increased $843 million, or 55%, primarily related to the Banamex equity sale completed in April 2026. See the Consolidated Statement of Changes in Stockholders’ Equity in the Consolidated Financial Statements and Note 2.

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	Third Quarter			Nine Months
In millions of dollars	2026	2025	% Change	2026	2025	% Change
Services	$6,614	$5,730	15%	$19,099	$16,364	17%
Markets	6,113	5,745	6	20,366	17,800	14
Banking	1,741	1,647	6	5,430	4,611	18
Wealth	3,269	2,839	15	9,511	8,410	13
USCC	4,664	4,656	—	13,942	13,694	2
All Other—managed basis(1)	1,432	1,471	(3)	4,851	4,650	4
All Other—divestiture-related impacts (Reconciling Items)(1)	12	2	500	45	(175)	NM
Total Citigroup net revenues	$23,845	$22,090	8%	$73,244	$65,354	12%

INCOME

	Third Quarter			Nine Months
In millions of dollars	2026	2025	% Change	2026	2025	% Change
Income (loss) from continuing operations
Services	$2,648	$2,098	26%	$7,487	$5,675	32%
Markets	1,761	1,723	2	6,794	5,409	26
Banking	378	267	42	1,033	580	78
Wealth	585	303	93	1,600	879	82
USCC	851	929	(8)	2,435	2,525	(4)
All Other—managed basis(1)	(809)	(752)	(8)	(1,958)	(2,164)	10
All Other—divestiture-related impacts (Reconciling Items)(1)	6	(777)	NM	(8)	(972)	99
Income from continuing operations	$5,420	$3,791	43%	$17,383	$11,932	46%
Discontinued operations	$—	$(1)	100%	$(1)	$(2)	50%
Less: NCI	175	38	361	521	95	448
Citigroup’s net income	$5,245	$3,752	40%	$16,861	$11,835	42%

(1)    All Other (managed basis) excludes divestiture-related impacts (Reconciling Items) related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within Legacy Franchises, such as the notable item. The Reconciling Items are reflected in the relevant line items in Citi’s Consolidated Statement of Income. See “All Other—Divestiture-Related Impacts (Reconciling Items)” below.
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
Services maintains an international presence with product offerings in over 90 countries and jurisdictions.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$4,472	$3,823	17%	$12,906	$10,951	18%
Fee revenue
Commissions and fees	915	880	4	2,748	2,599	6
Administration and other fiduciary fees	926	746	24	2,578	2,156	20
Total fee revenue	$1,841	$1,626	13%	$5,326	$4,755	12%
Principal transactions	287	190	51	814	547	49
All other	14	91	(85)	53	111	(52)
Total non-interest revenue	$2,142	$1,907	12%	$6,193	$5,413	14%
Total revenues, net of interest expense	$6,614	$5,730	15%	$19,099	$16,364	17%
Total operating expenses	$2,976	$2,707	10%	$8,714	$7,970	9%
Net credit losses (NCLs) on loans	3	11	(73)	11	37	(70)
Credit reserve build (release) for loans	(23)	(4)	(475)	120	73	64
Provision (release) for credit losses on unfunded lending commitments	11	(8)	NM	—	(20)	100
Provisions for credit losses on other assets and held-to-maturity (HTM) debt securities	(17)	62	NM	(5)	375	NM
Provision (release) for credit losses	$(26)	$61	NM	$126	$465	(73)%
Income from continuing operations before taxes	$3,664	$2,962	24%	$10,259	$7,929	29%
Income taxes	1,016	864	18	2,772	2,254	23
Income from continuing operations	$2,648	$2,098	26%	$7,487	$5,675	32%
NCI	11	17	(35)	38	48	(21)
Net income	$2,637	$2,081	27%	$7,449	$5,627	32%
Efficiency ratio	45%	47%		46%	49%
Balance Sheet data (in billions of dollars)
End-of-period (EOP) assets	$672	$627	7%
Average assets	689	616	12	$662	$596	11%

Revenue by line of business
Net interest income	$3,671	$3,121	18%	$10,636	$8,935	19%
Non-interest revenue	1,231	1,099	12	3,621	3,226	12
TTS	$4,902	$4,220	16%	$14,257	$12,161	17%
Net interest income	$801	$702	14%	$2,270	$2,016	13%
Non-interest revenue	911	808	13	2,572	2,187	18
Securities Services	$1,712	$1,510	13%	$4,842	$4,203	15%
Total Services	$6,614	$5,730	15%	$19,099	$16,364	17%
Revenue by managed geography
North America	$2,191	$1,759	25%	$6,293	$4,968	27%
International	4,423	3,971	11	12,806	11,396	12
Total	$6,614	$5,730	15%	$19,099	$16,364	17%
International revenue by cluster
United Kingdom	$626	$533	17%	$1,816	$1,569	16%
Japan, Asia North and Australia (JANA)	988	751	32	2,722	2,171	25
LATAM	776	691	12	2,260	1,962	15
Asia South	723	724	—	2,084	2,016	3
Europe	734	689	7	2,153	1,947	11
Middle East, Africa and Russia (MEA)	576	583	(1)	1,771	1,731	2
Total	$4,423	$3,971	11%	$12,806	$11,396	12%
Key drivers(1)
Average loans by line of business (in billions of dollars)
TTS	$106	$93	14%	$101	$91	11%
Securities Services	1	1	—	2	1	100
Total	$107	$94	14%	$103	$92	12%
Allowance for credit losses on loans (ACLL) as a percentage of EOP loans(2)	0.43%	0.35%
NCLs (annualized) as a percentage of average loans	0.01%	0.05%		0.01%	0.05%
Average deposits by line of business (in billions of dollars)
TTS	$867	$744	17%	$844	$716	18%
Securities Services	170	149	14	161	143	13
Total	$1,037	$893	16%	$1,005	$859	17%
AUC/AUA(3) (in trillions of dollars)	$34.5	$29.7	16%
Cross-border transaction value (in billions of dollars)	115.5	104.8	10	$336.4	$301.2	12%
U.S. dollar clearing volume(4) (in millions)	47.1	44.8	5	137.3	131.8	4
Commercial card spend volume (in billions of dollars)	$20.2	$18.4	10	$58.9	$53.5	10

(1)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(2)    Excludes loans that are carried at fair value for all periods.
(3)    AUC/AUA includes assets for which Citi provides custody or safekeeping services for assets held directly or by a third party on behalf of clients, or assets for which Citi provides administrative services for clients. Securities Services managed AUC/AUA, of which Citi provided both custody and administrative services to certain clients related to $3.5 trillion and $2.3 trillion of such assets at September 30, 2026 and 2025, respectively.
(4)    Represents the number of U.S. dollar clearing payment instructions processed on behalf of U.S. and foreign-domiciled entities (primarily financial institutions).
NM Not meaningful

3Q26 vs. 3Q25
Net income of $2.6 billion increased 27%.
Revenues increased 15%, driven by growth in TTS and Securities Services.
Net interest income increased 17%, driven by a 16% increase in average deposit balances, and deposit spreads. Growth in average deposits was driven by both TTS and Securities Services, primarily due to growth in North America, largely driven by an increase in operating deposits. Non-interest revenue increased 12%, driven by higher fees and fee drivers, including assets under custody and administration, commercial card spend volume and U.S. dollar clearing volume.
TTS revenues increased 16%, driven by an 18% increase in net interest income and a 12% increase in non-interest revenue. The increase in net interest income was driven by higher average deposit balances, which grew 17%, and deposit spreads. The increase in non-interest revenue was driven by higher fees and underlying drivers, including cross-border transaction value up 10%, commercial card spend volume up 10% and U.S. dollar clearing volume up 5%, as well as a more favorable impact from currency devaluation in Argentina.
Securities Services revenues increased 13%, driven by a 13% increase in non-interest revenue and a 14% increase in net interest income. The increase in non-interest revenue was driven by higher fees, which benefited from a 16% increase in assets under custody and administration, which includes new assets onboarded, as well as the impact of market valuations, partially offset by a mark-to-market gain in the prior-year period. The increase in net interest income was driven by higher average deposit balances, which grew 14%.
Expenses increased 10%, primarily driven by higher volume-related expenses, including transactional costs, and higher compensation, including severance costs and performance-related compensation.
Provisions were a benefit of $26 million, reflecting a net reserve release of $29 million, and net credit losses of $3 million. The net reserve release was driven by refinements to certain loss assumptions. Provisions were $61 million in the prior-year period, reflecting a net reserve build of $50 million, driven by transfer risk, and net credit losses of $11 million.
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

YTD 2026 vs. YTD 2025
Net income of $7.4 billion increased 32%.
Revenues increased 17%, driven by growth in TTS and Securities Services.
Net interest income increased 18%, primarily due to a 17% increase in average deposit balances, driven by both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits. Non-interest revenue increased 14%, primarily driven by higher fees and fee drivers, including assets under custody and administration, commercial card spend volume and U.S. dollar clearing volume.
TTS revenues increased 17%, driven by a 19% increase in net interest income and a 12% increase in non-interest revenue. The increase in net interest income was driven by higher average deposit balances, which grew 18%, and deposit spreads. The increase in non-interest revenue was primarily driven by higher fees and underlying drivers, including cross-border transaction value up 12%, commercial card spend volume up 10% and U.S. dollar clearing volume up 4%, as well as a more favorable impact from currency devaluation in Argentina.
Securities Services revenues increased 15%, driven by an 18% increase in non-interest revenue and a 13% increase in net interest income. The increase in non-interest revenue was driven by higher fees, which benefited from a 16% increase in assets under custody and administration, which includes the impact of market valuations as well as new assets onboarded, partially offset by a mark-to-market gain in the prior-year period. The increase in net interest income was driven by higher average deposit balances, which grew 13%.
Expenses increased 9%, primarily driven by higher volume-related expenses, including transactional costs, and higher compensation, including severance costs and performance-related compensation.
Provisions were $126 million, reflecting a net reserve build of $115 million, and net credit losses of $11 million. The net reserve build was driven by changes in the macroeconomic outlook and portfolio growth. Provisions were $465 million in the prior-year period, reflecting a net reserve build of $428 million, primarily driven by transfer risk, and net credit losses of $37 million.

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

As a market maker, Markets facilitates transactions by holding inventory to meet client demand, with resulting gains or losses largely recorded as Principal transactions. Fee revenue is generated from services such as trading, financing, brokerage, securitization and underwriting. “Other” revenue includes gain (loss) on AFS debt and equity securities (non-trading), and other non-recurring items. Revenue generated from all of these activities is largely recorded in Non-interest revenue in the table below.
Net interest income includes interest and dividends on securities held and interest on long- and short-term debt, secured funding transactions, deposits, loans and funding costs.
Markets maintains an international presence supported by trading floors in nearly 80 countries and Citi’s proprietary network in over 90 countries and jurisdictions.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$3,273	$2,178	50%	$10,072	$6,926	45%
Fee revenue
Brokerage and fees	447	400	12	1,394	1,199	16
Investment banking fees(1)	141	163	(13)	404	404	—
Other	56	63	(11)	165	166	(1)
Total fee revenue	$644	$626	3%	$1,963	$1,769	11%
Principal transactions	1,992	2,737	(27)	7,622	8,324	(8)
All other	204	204	—	709	781	(9)
Total non-interest revenue	$2,840	$3,567	(20)%	$10,294	$10,874	(5)%
Total revenues, net of interest expense(2)	$6,113	$5,745	6%	$20,366	$17,800	14%
Total operating expenses	$3,750	$3,490	7%	$11,369	$10,464	9%
Net credit losses on loans	(2)	68	NM	(15)	218	NM
Credit reserve build (release) for loans	62	(44)	NM	156	57	174
Provision (release) for credit losses on unfunded lending commitments	30	13	131	63	14	350
Provisions (releases) for credit losses for other assets and HTM debt securities	(13)	(5)	(160)	(33)	52	NM
Provision (release) for credit losses	$77	$32	141%	$171	$341	(50)%
Income from continuing operations before taxes	$2,286	$2,223	3%	$8,826	$6,995	26%
Income taxes	525	500	5	2,032	1,586	28
Income from continuing operations	$1,761	$1,723	2%	$6,794	$5,409	26%
NCI	18	21	(14)	69	55	25
Net income	$1,743	$1,702	2%	$6,725	$5,354	26%
Efficiency ratio	61%	61%		56%	59%
Balance Sheet data (in billions of dollars)
EOP assets	$1,401	$1,179	19%
Average assets	1,438	1,229	17	$1,390	$1,189	17%

Revenue by line of business
Fixed Income Markets	$4,386	$4,225	4%	$14,258	$13,191	8%
Equity Markets	1,727	1,520	14	6,108	4,609	33
Total	$6,113	$5,745	6%	$20,366	$17,800	14%
Rates and Currencies	$2,965	$2,963	—%	$9,523	$9,300	2%
Spread Products and Other Fixed Income	1,421	1,262	13	4,735	3,891	22
Total Fixed Income Markets revenues	$4,386	$4,225	4%	$14,258	$13,191	8%
Revenue by managed geography
North America	$2,302	$2,270	1%	$7,422	$6,563	13%
International	3,811	3,475	10	12,944	11,237	15
Total	$6,113	$5,745	6%	$20,366	$17,800	14%
International revenue by cluster
United Kingdom	$1,003	$849	18%	$3,946	$3,800	4%
Japan, Asia North and Australia (JANA)	943	754	25	3,121	2,256	38
LATAM	596	650	(8)	2,010	1,719	17
Asia South	541	482	12	1,705	1,499	14
Europe	350	399	(12)	1,116	1,004	11
Middle East, Africa and Russia (MEA)	378	341	11	1,046	959	9
Total	$3,811	$3,475	10%	$12,944	$11,237	15%
Key drivers(3) (in billions of dollars)
Average loans	$191	$147	30%	$176	$137	28%
NCLs (annualized) as a percentage of average loans	—%	0.18%		(0.01)%	0.21%
ACLL as a percentage of EOP loans(4)	0.60	0.78
Average trading account assets	$614	$555	11	$597	$525	14

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
NM Not meaningful

3Q26 vs. 3Q25
Net income of $1.7 billion increased 2%.
Revenues increased 6%, driven by higher revenues in both Equity Markets and Fixed Income Markets.
Fixed Income Markets revenues of $4.4 billion increased 4%, reflecting higher revenues in Spread Products and Other Fixed Income.
Rates and Currencies revenues were unchanged, driven by growth in the foreign exchange business, as continued strong client engagement drove higher volumes, offset by lower revenues in rates.
Spread Products and Other Fixed Income revenues increased 13%, driven by growth in spread products financing revenues. Overall, Markets average loans increased 30%, primarily driven by higher financing activity in Spread Products.
Equity Markets revenues were $1.7 billion, up 14%, driven by growth in prime services, as prime balances were up over 40%, including the impact of new balances onboarded as well as market valuations, partially offset by lower revenue in equity derivatives.
Expenses increased 7%, driven by higher transactional expenses and compensation, including higher performance-related compensation as well as severance costs.
Provisions were $77 million, reflecting a net reserve build of $79 million, and net credit recoveries of $2 million. The net reserve build was driven by portfolio growth and changes in the macroeconomic outlook. Provisions were $32 million in the prior-year period, reflecting net credit losses of $68 million, and a net reserve release of $36 million, driven by reserve releases related to charge-offs in Spread Products.
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

YTD 2026 vs. YTD 2025
Net income of $6.7 billion increased 25%.
Revenues increased 14%, driven by higher revenues in both Equity Markets and Fixed Income Markets.
Fixed Income Markets revenues of $14.3 billion increased 8%, reflecting higher revenues in Spread Products and Other Fixed Income and Rates and Currencies.
Rates and Currencies revenues grew 2%, driven by growth in the foreign exchange business as continued strong client engagement drove higher volumes, largely offset by lower revenues in rates.
Spread Products and Other Fixed Income revenues increased 22%, primarily driven by strong performance in commodities and growth in spread products financing revenues.
Equity Markets revenues were $6.1 billion, up 33%, primarily driven by growth in prime services on higher prime balances and equity derivatives on higher client activity.
Expenses increased 9%, primarily driven by higher performance-related compensation and volume-related expenses.
Provisions were $171 million, reflecting a net reserve build of $186 million, and net credit recoveries of $15 million. The net reserve build was driven by portfolio growth and changes in the macroeconomic outlook, partially offset by refinements to loss assumptions. Provisions were $341 million in the prior-year period, reflecting net credit losses of $218 million, and a net reserve build of $123 million, driven by portfolio growth, changes in the macroeconomic outlook and transfer risk, largely offset by reserve releases related to charge-offs in Spread Products.

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
Banking maintains an international presence leveraging a global network of bankers supporting over 90 countries and jurisdictions.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income (including dividends)	$516	$562	(8)%	$1,663	$1,583	5%
Fee revenue
Investment banking fees	1,219	1,169	4	3,943	3,331	18
Other	57	65	(12)	178	173	3
Total fee revenue	$1,276	$1,234	3%	$4,121	$3,504	18%
Principal transactions	(94)	(164)	43	(279)	(433)	36
All other	43	15	187	(75)	(43)	(74)
Total non-interest revenue	$1,225	$1,085	13%	$3,767	$3,028	24%
Total revenues, net of interest expense	$1,741	$1,647	6%	$5,430	$4,611	18%
Total operating expenses	$1,225	$1,139	8%	$3,677	$3,310	11%
Net credit losses on loans	43	9	378	187	59	217
Credit reserve build (release) for loans	(100)	38	NM	56	253	(78)
Provision (release) for credit losses on unfunded lending commitments	95	98	(3)	163	207	(21)
Provisions (releases) for credit losses on other assets and HTM debt securities	(15)	12	NM	(9)	25	NM
Provisions (releases) for credit losses	$23	$157	(85)%	$397	$544	(27)%
Income from continuing operations before taxes	$493	$351	40%	$1,356	$757	79%
Income taxes	115	84	37	323	177	82
Income from continuing operations	$378	$267	42%	$1,033	$580	78%
NCI	—	(3)	100	1	(6)	NM
Net income	$378	$270	40%	$1,032	$586	76%
Efficiency ratio	70%	69%		68%	72%
Balance Sheet data (in billions of dollars)
EOP assets	$158	$141	12%
Average assets	159	149	7	$158	$148	7%

Revenue by line of business
Investment Banking	$1,350	$1,238	9%	$4,224	$3,425	23%
Corporate Lending (excluding gain (loss) on loan hedges)(1)	382	453	(16)	1,179	1,278	(8)
Total Banking revenues (excluding gain (loss) on loan hedges)(1)	$1,732	$1,691	2%	$5,403	$4,703	15%
Gain (loss) on loan hedges(1)	9	(44)	NM	27	(92)	NM
Total Banking revenues (including gain (loss) on loan hedges)(1)	$1,741	$1,647	6%	$5,430	$4,611	18%
Investment banking revenues
Advisory	$406	$425	(4)%	$1,301	$1,258	3%
Equity underwriting (ECM)	343	194	77	1,026	551	86
Debt underwriting (DCM)	601	619	(3)	1,897	1,616	17
Total	$1,350	$1,238	9%	$4,224	$3,425	23%
Revenue by managed geography
North America	$947	$862	10%	$3,143	$2,384	32%
International	794	785	1	2,287	2,227	3
Total	$1,741	$1,647	6%	$5,430	$4,611	18%
International revenue by cluster
United Kingdom	$163	$246	(34)%	$642	$663	(3)%
Japan, Asia North and Australia (JANA)	312	150	108	572	451	27
LATAM	75	134	(44)	315	350	(10)
Asia South	87	82	6	225	241	(7)
Europe	130	125	4	437	418	5
Middle East, Africa and Russia (MEA)	27	48	(44)	96	104	(8)
Total	$794	$785	1%	$2,287	$2,227	3%
Key drivers(2) (in billions of dollars)
Average loans	$85	$81	5%	$85	$82	4%
NCLs (annualized) as a percentage of average loans	0.20%	0.04%		0.29%	0.10%
ACLL as a percentage of EOP loans(3)	1.89	1.83

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

3Q26 vs. 3Q25
Net income of $378 million increased 40%.
Revenues increased 6%, driven by growth in Investment Banking and gains on loan hedges, partially offset by a decline in Corporate Lending (excluding the impact of gain (loss) on loan hedges). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 2%.
Investment Banking revenues increased 9%, driven by growth in ECM, partially offset by declines in Advisory and DCM. ECM revenues increased 77%, driven by fee growth across products. Advisory revenues decreased 4% compared to a strong prior-year performance. DCM revenues decreased 3%, driven by a decline in investment-grade activity, primarily offset by growth in leveraged finance.
Corporate Lending revenues decreased 4%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 16%, driven by lower loan spreads, partially offset by higher average loan balances and commitments.
Expenses increased 8%, driven by higher compensation, including performance-related compensation and investments in the business.
Provisions were $23 million, reflecting net credit losses of $43 million, and a net reserve release of $20 million. The net reserve release was driven by changes in credit quality and transfer risk, largely offset by portfolio growth. Provisions were $157 million in the prior-year period, reflecting a net reserve build of $148 million, driven by changes in portfolio composition, including portfolio growth, and net credit losses of $9 million.
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
Revenues increased 18%, driven by growth in Investment Banking and gains on loan hedges, partially offset by a decline in Corporate Lending (excluding the impact of gain (loss) on loan hedges). Excluding the impact of gain (loss) on loan hedges, Banking revenues increased 15%.
Investment Banking revenues increased 23%, driven by increases in ECM, DCM and Advisory. ECM was up 86%, driven by fee growth across products amid strong market conditions. DCM increased 17%, primarily driven by growth in both leveraged finance and investment-grade activity. Advisory increased 3%, with a strong first quarter of 2026.
Corporate Lending revenues increased 2%, including the impact of gain (loss) on loan hedges. Excluding the impact of gain (loss) on loan hedges, Corporate Lending revenues decreased 8%, driven by lower loan spreads and mark-to-market losses on certain assets.
Expenses increased 11%, primarily driven by an increase in compensation, including performance-related compensation and investments in the business, higher volume-related transaction expenses and higher legal expenses.
Provisions were $397 million, reflecting a net reserve build of $210 million, and net credit losses of $187 million. Net credit losses were primarily driven by loan sales, which were previously reserved for. The net reserve build was driven by portfolio growth and changes in the macroeconomic outlook, largely offset by reserve releases on loan sales, refinements to loss assumptions and changes in credit quality. Provisions were $544 million in the prior-year period, reflecting a net reserve build of $485 million, driven by changes in credit quality, changes in the macroeconomic outlook and portfolio growth, and net credit losses of $59 million.

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

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025	% Change
Net interest income	$2,281	$1,902	20%	$6,531	$5,564	17%
Fee revenue
Commissions and fees	552	494	12	1,682	1,432	17
Other(1)	213	232	(8)	626	725	(14)
Total fee revenue	$765	$726	5%	$2,308	$2,157	7%
All other(2)	223	211	6	672	689	(2)
Total non-interest revenue	$988	$937	5%	$2,980	$2,846	5%
Total revenues, net of interest expense	$3,269	$2,839	15%	$9,511	$8,410	13%
Total operating expenses	$2,438	$2,375	3%	$7,230	$7,078	2%
Net credit losses on loans	70	91	(23)	215	231	(7)
Credit reserve build (release) for loans	34	(16)	NM	47	(17)	NM
Provision (release) for credit losses on unfunded lending commitments	(2)	(1)	(100)	—	(3)	100
Provisions (releases) for benefits and claims (PBC), and other assets	—	(1)	100	—	(5)	100
Provisions (releases) for credit losses and PBC	$102	$73	40%	$262	$206	27%
Income from continuing operations before taxes	$729	$391	86%	$2,019	$1,126	79%
Income taxes	144	88	64	419	247	70
Income from continuing operations	$585	$303	93%	$1,600	$879	82%
NCI	—	—	—	—	—	—
Net income	$585	$303	93%	$1,600	$879	82%
Efficiency ratio	75%	84%		76%	84%
Balance Sheet data (in billions of dollars)
EOP assets	$329	$313	5%
Average assets	330	315	5	$325	$307	6%

Revenue by line of business
Citigold and Retail Banking	$2,275	$1,969	16%	$6,518	$5,656	15%
Private Bank	766	656	17	2,292	2,051	12
Wealth at Work	228	214	7	701	703	—
Total	$3,269	$2,839	15%	$9,511	$8,410	13%
Revenue by managed geography
North America	$2,124	$1,741	22%	$5,994	$5,204	15%
International	1,145	1,098	4	3,517	3,206	10
Total	$3,269	$2,839	15%	$9,511	$8,410	13%
International revenue by cluster
United Kingdom	$110	$100	10%	$329	$314	5%
Japan, Asia North and Australia (JANA)	410	396	4	1,272	1,136	12
LATAM	46	35	31	131	112	17
Asia South	429	390	10	1,312	1,143	15
Europe	68	82	(17)	220	231	(5)
Middle East, Africa and Russia (MEA)	82	95	(14)	253	270	(6)
Total	$1,145	$1,098	4%	$3,517	$3,206	10%
Key drivers(3) (in billions of dollars)
EOP client balances
Client investment assets(4)(5)	$759	$660	15%
Deposits	419	408	3
Loans	210	202	4
Total	$1,388	$1,270	9%
Net new investment assets (NNIA)(6)	$38.1	$18.6	105%	$68.5	$37.1	85%
Average deposits	416	405	3	415	401	3
Average loans	209	201	4	207	197	5
ACLL as a percentage of EOP loans(7)	0.34%	0.33%
NCLs (annualized) as a percentage of average loans	0.13	0.18		0.14%	0.16%
U.S. Retail Banking branches (actual)	655	653	—

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
NM Not meaningful

3Q26 vs. 3Q25
Net income of $585 million increased 93%.
Revenues increased 15%, driven by growth across all lines of business—Citigold and Retail Banking, Private Bank and Wealth at Work. Net interest income increased 20%, driven by higher deposit spreads and average deposit balances, partially offset by lower mortgage spreads. Non-interest revenue increased 5%, largely driven by higher investment fee revenues.
Client balances increased 9%, primarily driven by higher client investment assets, up 15%, primarily driven by NNIA generation as well as higher market valuations. NNIA generation was $38 billion for the third quarter, and over $75 billion for the last 12 months, representing 11% organic growth.
Average deposits increased 3%, driven by higher deposits in the Private Bank, partially offset by a decline in Citigold and Retail Banking. Average loans increased 4%, driven by growth in securities-based lending and mortgages.
Citigold and Retail Banking revenues increased 16%, driven by higher deposit spreads.
Private Bank revenues increased 17%, primarily driven by higher deposit spreads and average deposit balances.
Wealth at Work revenues increased 7%, driven by higher deposit spreads and average deposit balances, primarily offset by lower mortgage spreads.
Expenses increased 3%, driven by higher compensation, including performance-related compensation as well as severance costs.
Provisions were $102 million, reflecting net credit losses of $70 million, and a net reserve build of $32 million. Net credit losses were driven by Citigold and Retail Banking. The net reserve build was driven by portfolio growth and changes in the macroeconomic outlook. Provisions were $73 million in the prior-year period, reflecting net credit losses of $91 million, and a net reserve release of $18 million, driven by reserve releases related to write-downs.
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

YTD 2026 vs. YTD 2025
Net income of $1.6 billion increased 82%.
Revenues increased 13%, driven by growth across Citigold and Retail Banking and the Private Bank, partially offset by lower revenues in Wealth at Work. Net interest income was up 17%, driven by higher deposit spreads and average deposit balances, partially offset by lower mortgage spreads. Non-interest revenue increased 5%, driven by higher investment fee revenues, largely offset by the absence of an approximate $80 million gain on sale of an alternative investments fund platform in the second quarter of 2025, as well as the loss of fee revenue from the sale of the trust business in the third quarter of 2025.
Citigold and Retail Banking revenues increased 15%, driven by higher deposit spreads and investment fee revenues.
Private Bank revenues increased 12%, driven by higher deposit spreads, average deposit balances and investment fee revenues, largely offset by lower mortgage spreads and the absence of an approximate $80 million gain on sale of an alternative investments fund platform in the second quarter of 2025, as well as the loss of fee revenue from the sale of the trust business in the third quarter of 2025.
Wealth at Work revenues were largely unchanged, as lower mortgage spreads were offset by higher deposit spreads and average deposit and mortgage balances.
Expenses increased 2%, largely driven by higher compensation, including performance-related compensation as well as severance costs, and technology costs.
Provisions were $262 million, reflecting net credit losses of $215 million, and a net reserve build of $47 million. Net credit losses were driven by Citigold and Retail Banking. The net reserve build was driven by changes in the macroeconomic outlook, partially offset by changes in credit quality. Provisions were $206 million in the prior-year period, reflecting net credit losses of $231 million, and a net reserve release of $25 million.

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

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2026(1)	2025	% Change	2026(1)	2025	% Change
Net interest income	$5,422	$5,124	6%	$15,718	$15,026	5%
Fee revenue
Interchange fees	2,738	2,448	12	7,882	7,192	10
Card rewards and partner payments	(3,692)	(3,031)	(22)	(10,152)	(8,860)	(15)
Other(2)	173	114	52	445	313	42
Total fee revenue (loss)	$(781)	$(469)	(67)%	$(1,825)	$(1,355)	(35)%
All other(3)	23	1	NM	49	23	113
Total non-interest revenue (loss)	$(758)	$(468)	(62)%	$(1,776)	$(1,332)	(33)%
Total revenues, net of interest expense	$4,664	$4,656	—%	$13,942	$13,694	2%
Total operating expenses	$1,682	$1,644	2%	$5,187	$4,961	5%
Net credit losses on loans	1,670	1,741	(4)	5,262	5,551	(5)
Credit reserve build (release) for loans	207	55	276	323	(124)	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—	—
Provisions for benefits and claims (PBC), and other assets	1	3	(67)	3	7	(57)
Provisions for credit losses and PBC	$1,878	$1,799	4%	$5,588	$5,434	3%
Income from continuing operations before taxes	$1,104	$1,213	(9)%	$3,167	$3,299	(4)%
Income taxes	253	284	(11)	732	774	(5)
Income from continuing operations	$851	$929	(8)%	$2,435	$2,525	(4)%
NCI	—	—	—	—	—	—
Net income	$851	$929	(8)%	$2,435	$2,525	(4)%
Efficiency ratio	36%	35%		37%	36%
Balance Sheet data (in billions of dollars)
EOP assets	$183	$171	7%
Average assets	182	171	6	$177	$169	5%

Key drivers(4) (in billions of dollars, except as otherwise noted)
Average loans	$181	$171	6%	$176	$169	4%
ACLL as a percentage of EOP loans	7.77%	8.09%
NCLs (annualized) as a percentage of average loans	3.66	4.05		3.99%	4.39%
Revenue rate(5)	10.22	10.80		10.59	10.83
NII(6) (annualized) as a percentage of average loans	11.88	11.89		11.94	11.89
GPCC
New credit cards account acquisitions(7) (in thousands of accounts)	1,840	1,872	(2)%	7,743	5,272	47%
Average active accounts(8) (in thousands of accounts)	47,913	44,968	7	47,192	44,929	5
Credit card spend volume	$163	$145	13	$467	$423	10
Average loans	149	137	9	144	135	7
NCLs (annualized) as a percentage of average loans	3.51%	3.85%		3.79%	4.16%
Loans 90+ days past due as a percentage of EOP loans	1.21	1.27
Loans 30–89 days past due as a percentage of EOP loans	1.16	1.21
PLCC
New credit card account acquisitions(7) (in thousands of accounts)	1,241	1,339	(7)%	3,656	4,034	(9)%
Average active accounts(8) (in thousands of accounts)	21,379	23,277	(8)	21,854	23,722	(8)
Credit card spend volume	$12	$13	(4)	$36	$37	(4)
Average loans	28	30	(6)	28	30	(6)
NCLs (annualized) as a percentage of average loans	4.19%	4.67%		4.68%	5.19%
Loans 90+ days past due as a percentage of EOP loans	1.92	2.08
Loans 30–89 days past due as a percentage of EOP loans	1.96	2.07

(1)    The three and nine months ended September 30, 2026 results, balances and metrics include the impact from the acquisition of the additional American Airlines co-branded card portfolio in the second quarter of 2026.
(2)    Primarily related to annual fees, net of new-account acquisition costs.
(3)    Primarily related to revenue incentives from card networks.
(4)    Management uses this information in reviewing the segment’s results and believes it is useful to investors concerning underlying segment performance and trends.
(5)    Total revenues, net of interest expense (annualized) as a percentage of average loans.
(6)    Net interest income includes certain fees that are recorded as interest revenue.
(7)    Represents the number of new credit card accounts opened or acquired.
(8)    Represents average open credit card accounts on which there has been a purchase, payment or outstanding balance in the quarter.
NM Not meaningful

3Q26 vs. 3Q25
Net income of $851 million decreased 8%.
Revenues were unchanged, driven by growth in net interest income, offset by a decline in non-interest revenue. Net interest income increased 6%, driven by higher interest-earning balances. Non-interest revenue decreased 62%, driven by continuing higher partner payment accruals associated with expanded co-branded partnerships and rewards costs, partially offset by higher interchange and annual fees.
Expenses increased 2%, driven by higher transactional expenses, reflecting higher customer engagement costs, as well as advertising and marketing expenses, largely offset by lower compensation, including lower salaries and benefits, performance-related compensation and severance costs.
Provisions were $1.9 billion, reflecting net credit losses of $1.7 billion, and a net reserve build of $208 million. Net credit losses decreased 4%, primarily driven by improved credit performance in PLCC. The net reserve build was primarily driven by changes in the macroeconomic outlook. Provisions were $1.8 billion in the prior-year period, reflecting net credit losses of $1.7 billion, and a net reserve build of $58 million, driven by changes in portfolio quality and higher volume, largely offset by changes in the macroeconomic outlook.
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

YTD 2026 vs. YTD 2025
Net income of $2.4 billion decreased 4%.
Revenues increased 2%, driven by growth in net interest income, largely offset by a decline in non-interest revenue. Net interest income increased 5%, driven by higher interest-earning balances and loan spreads. Non-interest revenue decreased 33%, driven by higher partner payment accruals and card rewards, largely offset by higher interchange and annual fees.
Expenses increased 5%, driven by higher transactional expenses and severance costs, as well as advertising and marketing expenses, partially offset by lower legal expenses.
Provisions were $5.6 billion, reflecting net credit losses of $5.3 billion, and a net reserve build of $326 million. Net credit losses decreased 5%, driven by improved credit performance in both PLCC and GPCC. The net reserve build was driven by changes in the macroeconomic outlook, the acquisition of the additional American Airlines co-branded card portfolio and changes in portfolio quality, largely offset by lower volume and refinements to loss assumptions. Provisions were $5.4 billion in the prior-year period, reflecting net credit losses of $5.6 billion, and a net reserve release of $117 million, driven by lower volume and changes in portfolio quality, largely offset by changes in the macroeconomic outlook.

ALL OTHER—Managed Basis

All Other (managed basis) includes:
•Legacy Franchises (managed basis), and
•Corporate/Other
Legacy Franchises (Managed Basis)
Legacy Franchises (managed basis) results include the following:
•Mexico Consumer/SBMM, which operates primarily through Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries and provides traditional retail banking, branded card products, retirement fund administration services and insurance products to consumers and traditional middle-market banking products and services to small business and commercial customers
•Asia Consumer, which consists of the consumer banking operations in Korea that continue to be wound down
•Legacy Holdings Assets (LHA), which consists of certain non-core consumer loan portfolios and other legacy assets that are in the process of being wound down or sold
Legacy Franchises (managed basis) results exclude any divestiture-related impacts related to Banamex and Asia Consumer. For information on divestiture-related impacts, see All Other—Divestiture-Related Impacts (Reconciling Items) below.
At September 30, 2026, Legacy Franchises (managed basis) had the following, nearly all reported in Mexico Consumer/SBMM:
•1,268 retail branches
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
Banamex Divestiture
Citi continues to make progress toward the divestiture of Banamex, which remains a strategic priority.
On August 11, 2026, Citi completed the sale of 1.4% of Banamex’s outstanding common stock representing the final portion of the previously announced 24% stake that investors had committed to acquire. As a result, Citi currently owns 51% of the voting stock of Banamex.
As of September 30, 2026, Citi had approximately $9 billion of unrealized cumulative translation adjustment (CTA) losses, net of hedges and taxes and inclusive of amounts already reclassified to NCI from the 49% stake sales, attributed to Banamex and its consolidated subsidiaries. Citi currently expects to recognize the CTA losses in earnings and deconsolidate Banamex in early 2027, although the ultimate timing remains subject to change. Citi expects the following impacts as a result of the held-for-sale (HFS) classification and subsequent Banamex deconsolidation process:
•Citi will recognize the CTA losses in earnings when Banamex meets the criteria to be classified as HFS
•Citi will deconsolidate Banamex when it owns less than 50% of Banamex’s voting stock and does not have substantive participating rights in Banamex
•Upon deconsolidation, Citi will derecognize Banamex’s U.S. GAAP assets and liabilities, including DTAs, as well as related goodwill, CTA, AOCI and NCI balances from Citi’s Consolidated Balance Sheet
•The cumulative impact of the CTA losses recognized in connection with the 2025 and 2026 stake sales and a future deconsolidation of Banamex will be regulatory capital neutral to Citi
•In the aggregate, HFS classification and deconsolidation are expected to have a slightly accretive impact on Citi’s CET1 capital ratio
Following deconsolidation, Citi’s remaining equity interest in Banamex will be accounted for based on its ownership interest.
Any decisions related to the timing and structure of any subsequent transaction involving Banamex, including additional sales and the proposed Banamex initial public offering (IPO), will continue to be guided by several factors, including, among other things, financial considerations, market conditions and receipt of regulatory approvals.
For additional information, see “All Other—Managed Basis” in Citi’s Second Quarter of 2026 Form 10-Q and Citi’s First Quarter of 2026 Form 10-Q.
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
Corporate/Other
Corporate/Other includes results of Corporate Treasury managed activities, certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs) including certain transformation related spend, unallocated global technology and operations expenses, other corporate expenses (including income taxes) and discontinued operations.

All Other—Managed Basis

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2026	2025	% Change	2026	2025
Net interest income	$1,018	$1,351	(25)%	$2,958	$4,077	(27)%
Non-interest revenue	414	120	245	1,893	573	230
Total revenues, net of interest expense	$1,432	$1,471	(3)%	$4,851	$4,650	4%
Total operating expenses	$1,874	$2,169	(14)%	$6,238	$6,672	(7)%
Net credit losses on loans	433	297	46	1,170	809	45
Credit reserve build (release) for loans	19	16	19	93	159	(42)
Provision (release) for credit losses on unfunded lending commitments	—	(6)	100	(5)	(13)	62
Provisions (release) for benefits and claims (PBC), other assets and HTM debt securities	80	24	233	112	109	3
Provisions for credit losses and PBC	$532	$331	61%	$1,370	$1,064	29%
Income (loss) from continuing operations before taxes	$(974)	$(1,029)	5%	$(2,757)	$(3,086)	11%
Income taxes (benefits)	(165)	(277)	40	(799)	(922)	13
Income (loss) from continuing operations	$(809)	$(752)	(8)%	$(1,958)	$(2,164)	10%
Income (loss) from discontinued operations, net of taxes	—	(1)	100	(1)	(2)	50
NCI(1)	146	3	NM	413	(2)	NM
Net income (loss)	$(955)	$(756)	(26)%	$(2,372)	$(2,164)	(10)%
Balance Sheet data (in billions of dollars)
EOP assets	$198	$211	(6)%
Average assets	204	209	(2)	$206	$209	(1)%
Revenue by line of business
Mexico Consumer/SBMM	$2,027	$1,722	18%	$6,072	$4,725	29%
Asia Consumer	23	149	(85)	205	439	(53)
Legacy Holdings Assets (LHA)	(203)	—	NM	(216)	19	NM
Corporate/Other	(415)	(400)	(4)	(1,210)	(533)	(127)
Total	$1,432	$1,471	(3)%	$4,851	$4,650	4%
Mexico Consumer/SBMM(2)—key indicators (in billions of dollars)
EOP loans	$32	$29	13%
EOP deposits	44	41	9
Average loans	33	27	20	$32	$26	24%
NCLs (annualized) as a percentage of average loans (Mexico Consumer only)	6.68%	5.46%		6.40%	5.42%
Loans 90+ days past due as a percentage of EOP loans (Mexico Consumer only)	1.73	1.60
Loans 30–89 days past due as a percentage of EOP loans (Mexico Consumer only)	1.70	1.58
Asia Consumer—key indicators (in billions of dollars)
EOP loans	$2	$3	(19)%
EOP deposits	1	1	(38)
Average loans	2	3	(21)	$2	$4	(39)%
LHA—key indicators (in billions of dollars)
EOP loans	$1	$2	(50)%

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
(2)    Composed primarily of Grupo Financiero Banamex, S.A. de C.V. (Banamex) and its consolidated subsidiaries.
NM Not meaningful

3Q26 vs. 3Q25
Net loss was $955 million, compared to a net loss of $756 million in the prior-year period.
All Other (managed basis) revenues of $1.4 billion decreased 3%, driven by lower revenues in Legacy Franchises (managed basis) and Corporate/Other.
Legacy Franchises (managed basis) revenues of $1.8 billion decreased 1%, as continued revenue growth in Mexico Consumer/SBMM (managed basis) was offset by lower revenues in Asia Consumer and Legacy Holdings Assets.
Mexico Consumer/SBMM (managed basis) revenues of $2.0 billion increased 18%, driven by higher loan balances in retail banking and cards, deposits in retail banking and fee revenues from insurance, retirement and cards businesses, as well as the impact of Mexican peso appreciation.
Asia Consumer (managed basis) revenues were $23 million, compared to $149 million in the prior-year period, driven by a continued reduction from closed exits and wind-downs.
Legacy Holdings Assets revenues decreased $203 million, compared to the prior-year period, driven by the impact of an episodic item in the current period, which was fully offset within Corporate/Other.
Corporate/Other revenues decreased to $(415) million, compared to $(400) million in the prior-year period, driven by lower net interest income, offset by higher non-interest revenue. The lower net interest income was driven by higher asset and liability management impacts, partially offset by the impact of an episodic item in the current period, which was fully offset within Legacy Holdings Assets. The higher non-interest revenue was primarily driven by the impact of valuation adjustments on certain investments and positions.
Expenses decreased 14%, driven by lower transformation expenses, and lower expenses related to closed exits and wind-downs. This decline was partially offset by the impact of Mexican peso appreciation and a contribution to the Citi Foundation. For additional information on Citi’s transformation, including related expenses, see “Citi’s Multiyear Transformation” in Citi’s 2025 Form 10-K.
Provisions were $532 million, reflecting net credit losses of $433 million, and a net reserve build of $99 million. Net credit losses increased 46%, driven by higher volume and portfolio seasoning in Mexico Consumer. The net reserve build was primarily driven by policyholder benefits and claims in Mexico Consumer. Provisions were $331 million in the prior-year period, reflecting net credit losses of $297 million, and a net reserve build of $34 million, driven by higher volume and changes in portfolio quality, largely offset by changes in the macroeconomic outlook.
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

YTD 2026 vs. YTD 2025
Net loss was $2.4 billion, compared to a net loss of $2.2 billion in the prior-year period.
All Other (managed basis) revenues increased 4%, driven by higher revenues in Legacy Franchises (managed basis), primarily offset by lower revenues in Corporate/Other.
Legacy Franchises (managed basis) revenues increased 17%, as higher revenues in Mexico Consumer/SBMM (managed basis) were partially offset by lower revenues in Asia Consumer and Legacy Holdings Assets.
Mexico Consumer/SBMM (managed basis) revenues increased 29%, driven by higher loan balances in cards and retail banking and higher deposits, higher fee revenues from insurance, cards and retirement businesses, a gain on sale from an investment and episodic items, as well as the impact of Mexican peso appreciation.
Asia Consumer (managed basis) revenues decreased 53%, driven by the closed exits and wind-downs.
Legacy Holdings Assets revenues decreased $235 million, compared to the prior-year period, primarily driven by the impact of an episodic item in the current period, which was fully offset within Corporate/Other.
Corporate/Other revenues decreased to $(1.2) billion, compared to $(533) million in the prior-year period, driven by lower net interest income, largely offset by higher non-interest revenue. The lower net interest income was driven by higher asset and liability management impacts. The higher non-interest revenue was driven by the impact of valuation adjustments on certain investments and positions, episodic items and gains on sale of certain investments.
Expenses decreased 7%, driven by lower transformation expenses, lower expenses related to closed exits and wind-downs and lower legal expenses. This decline was largely offset by the impact of Mexican peso appreciation, higher severance costs, continued investments in technology and higher compensation and benefits.
Provisions were $1.4 billion, reflecting net credit losses of $1.2 billion, and a net reserve build of $200 million. Net credit losses increased 45%, driven by higher volume and portfolio seasoning in Mexico Consumer. The net reserve build was driven by policyholder benefits and claims in Mexico Consumer and higher volume. Provisions were $1.1 billion in the prior-year period, reflecting net credit losses of $809 million, and a net reserve build of $255 million, primarily driven by higher volume and changes in portfolio quality in Mexico Consumer, transfer risk and changes in the macroeconomic outlook.

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
All Other (managed basis) and Legacy Franchises (managed basis) results exclude divestiture-related impacts (see the “Reconciling Items” column in the table below) related to:

•Banamex, reported within All Other (U.S. GAAP), and
•Citi’s divestitures of its Asia Consumer businesses.

Certain of the results of operations of All Other (managed basis) and Legacy Franchises (managed basis) are non-GAAP financial measures (see “Overview—Non-GAAP Financial Measures” above).

	Third Quarter
	2026			2025
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(1)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(2)	All Other (managed basis)
Net interest income	$1,018	$—	$1,018	$1,351	$—	$1,351
Non-interest revenue	426	12	414	122	2	120
Total revenues, net of interest expense	$1,444	$12	$1,432	$1,473	$2	$1,471
Total operating expenses	$1,881	$7	$1,874	$2,935	$766	$2,169
Net credit losses on loans	433	—	433	294	(3)	297
Credit reserve build (release) for loans	19	—	19	16	—	16
Provision for credit losses on unfunded lending commitments	—	—	—	(6)	—	(6)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	80	—	80	24	—	24
Provisions (benefits) for credit losses and PBC	$532	$—	$532	$328	$(3)	$331
Income (loss) from continuing operations before taxes	$(969)	$5	$(974)	$(1,790)	$(761)	$(1,029)
Income taxes (benefits)	(166)	(1)	(165)	(261)	16	(277)
Income (loss) from continuing operations	$(803)	$6	$(809)	$(1,529)	$(777)	$(752)
Income (loss) from discontinued operations, net of taxes	—	—	—	(1)	—	(1)
NCI(3)	146	—	146	3	—	3
Net income (loss)	$(949)	$6	$(955)	$(1,533)	$(777)	$(756)

	Nine Months
	2026			2025
In millions of dollars, except as otherwise noted	All Other (U.S. GAAP)	Reconciling Items(4)	All Other (managed basis)	All Other (U.S. GAAP)	Reconciling Items(5)	All Other (managed basis)
Net interest income	$2,958	$—	$2,958	$4,077	$—	$4,077
Non-interest revenue	1,938	45	1,893	398	(175)	573
Total revenues, net of interest expense	$4,896	$45	$4,851	$4,475	$(175)	$4,650
Total operating expenses	$6,301	$63	$6,238	$7,509	$837	$6,672
Net credit losses on loans	1,169	(1)	1,170	811	2	809
Credit reserve build (release) for loans	93	—	93	148	(11)	159
Provision for credit losses on unfunded lending commitments	(5)	—	(5)	(13)	—	(13)
Provisions for benefits and claims (PBC), other assets and HTM debt securities	112	—	112	109	—	109
Provisions (benefits) for credit losses and PBC	$1,369	$(1)	$1,370	$1,055	$(9)	$1,064
Income (loss) from continuing operations before taxes	$(2,774)	$(17)	$(2,757)	$(4,089)	$(1,003)	$(3,086)
Income taxes (benefits)	(808)	(9)	(799)	(953)	(31)	(922)
Income (loss) from continuing operations	$(1,966)	$(8)	$(1,958)	$(3,136)	$(972)	$(2,164)
Income (loss) from discontinued operations, net of taxes	(1)	—	(1)	(2)	—	(2)
NCI(3)	413	—	413	(2)	—	(2)
Net income (loss)	$(2,380)	$(8)	$(2,372)	$(3,136)	$(972)	$(2,164)

(1)    The three months ended September 30, 2026 includes approximately $7 million in operating expenses ($6 million after-tax), largely driven by separation costs in Mexico.
(2)    The three months ended September 30, 2025 includes approximately $766 million in operating expenses (approximately $744 million after-tax), driven by a goodwill impairment charge related to Banamex ($726 million ($714 million after-tax)) and separation costs in Mexico. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2025.
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
(4)    The nine months ended September 30, 2026 includes approximately $63 million in operating expenses ($47 million after-tax), largely driven by separation costs in Mexico.
(5)    The nine months ended September 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $837 million in operating expenses (approximately $793 million after-tax), driven by a goodwill impairment charge related to Banamex ($726 million ($714 million after-tax)) and separation costs in Mexico and severance costs in the Asia exit markets (approximately $89 million (approximately $62 million after-tax)). For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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
Citi early adopted revised requirements under amendments to the eSLR standards for GSIBs and their depository institution subsidiaries on January 1, 2026. As of September 30, 2026, Citigroup and Citibank were required to maintain an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%, resulting in a minimum SLR requirement of 4.0% for both entities. Under prior requirements, the minimum SLR requirement was 5.0% for Citigroup and 6.0% for Citibank.
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

Regulatory Capital Standards and Developments

Stress Testing Framework and Stress Capital Buffer Requirements
On September 30, 2026, the FRB issued two final rules intended to (1) enhance the transparency and public accountability of its stress testing framework, and (2) to reduce volatility in SCB requirements. In connection with these two final rules, the FRB also finalized the models for the 2027 stress test and issued a notice of proposed rulemaking requesting public input on a revised non-interest income model.
The first final rule requires the FRB to solicit annual public input on supervisory stress test scenarios and material model changes, enhances the information disclosed to participating firms and establishes additional guidelines for scenario design. This final rule also revises certain elements of the annual stress testing calendar. For firms subject to the global market shock component, including Citi, the FRB will apply two global market shock scenarios using the same as-of date and use the scenario that generates the higher losses for each firm in calculating its supervisory stress test results.
The second final rule intends to reduce SCB year-over-year volatility by generally calculating the stress capital decline component using the average of the maximum projected decline in a firm’s CET1 capital ratio under the two most recent annual supervisory stress tests. The dividend add-on component will not be averaged and will continue to be updated annually. Under the final rule, the SCB remains subject to the existing 2.5% floor. The rule also changes the annual effective date of the SCB requirement from October 1 to January 1 and eliminates the existing phase-in for highly material supervisory model changes. The change in the annual effective date and other applicable elements of the final rule will first apply to SCB requirements effective January 1, 2028, while the averaging methodology will first apply to SCB requirements effective January 1, 2029.

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

Citigroup’s Capital Resources
The following table presents Citigroup’s risk-based capital requirements as of September 30, 2026 and December 31, 2025:

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

(1)    For additional information on the capital buffers, see “Capital Resources—Regulatory Capital Buffers” in Citi’s 2025 Form 10-K.
(2)    Citi’s SCB will remain at 3.6% through December 31, 2027. For additional information on changes to the SCB requirements, see “Regulatory Capital Standards and Developments” above.
N/A Not applicable

The following tables present Citigroup’s capital components and ratios as of September 30, 2026 and December 31, 2025:

	September 30, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$157,415		$157,415
Tier 1 Capital		179,445		179,445
Total Capital		214,326		205,033
Total Risk-Weighted Assets		1,232,261		1,312,128
Credit Risk		$1,184,000		$981,368
Market Risk		48,261		47,432
Operational Risk		N/A		283,328
CET1 Capital ratio(1)	11.6%	12.77%	10.5%	12.00%
Tier 1 Capital ratio(2)	13.1	14.56	12.0	13.68
Total Capital ratio(3)	15.1	17.39	14.0	15.63
Quarterly Adjusted Average Total Assets(4)		$2,965,450		$2,965,450
Leverage ratio	4.0%	6.05%	4.0%	6.05%
Total Leverage Exposure(5)				3,592,763
Supplementary Leverage ratio(6)			4.0%	4.99%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
Common Equity Tier 1 Capital		$157,099		$157,099
Tier 1 Capital		179,675		179,675
Total Capital		216,468		206,170
Total Risk-Weighted Assets		1,192,174		1,316,371
Credit Risk		$1,131,414		$943,012
Market Risk		60,760		59,758
Operational Risk		N/A		313,601
CET1 Capital ratio(1)	11.6%	13.18%	10.5%	11.93%
Tier 1 Capital ratio(2)	13.1	15.07	12.0	13.65
Total Capital ratio(3)	15.1	18.16	14.0	15.66
Quarterly Adjusted Average Total Assets(4)		$2,685,119		$2,685,119
Leverage ratio	4.0%	6.69%	4.0%	6.69%
Total Leverage Exposure(5)				3,276,212
Supplementary Leverage ratio			5.0%	5.48%

(1)For all periods presented, Citi’s binding CET1 Capital ratios were derived under the Standardized Approach.
(2)Citi’s binding Tier 1 Capital ratios were derived under the Standardized Approach for September 30, 2026 and the Advanced Approaches for December 31, 2025.
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
(6)As of September 30, 2026, Citigroup’s minimum SLR requirement was 4.0%, including an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
N/A Not applicable

Citi’s CET1 Capital was largely unchanged from December 31, 2025, as net income and net beneficial movements in AOCI were offset by common share repurchases and the payment of common and preferred dividends.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citigroup was “well capitalized” under federal bank regulatory agencies definitions as of September 30, 2026.

Components of Citigroup Capital

In millions of dollars	September 30, 2026	December 31, 2025	$ Change 2025 to 2026
Common stockholders’ equity(1)	$191,423	$192,304	$(881)
Qualifying noncontrolling interests includable in CET1 Capital(2)	186	226	(40)
Goodwill, net of related deferred tax liabilities (DTLs)(3)	(18,425)	(18,482)	57
Other intangible assets, net of related DTLs	(3,751)	(3,135)	(616)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(9,889)	(10,784)	895
Excess over 10%/15% limitations for other DTAs, certain common stock investments and mortgage servicing rights (MSRs)(4)	(3,129)	(3,117)	(12)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	1,126	1,919	(793)
Accumulated net unrealized (gain) loss on cash flow hedges, net of tax	1,367	(10)	1,377
Other	(1,493)	(1,822)	329
Total Common Equity Tier 1 Capital	$157,415	$157,099	$316
Qualifying noncumulative perpetual preferred stock(1)	$17,986	$19,987	$(2,001)
Qualifying trust preferred securities(5)	1,443	1,433	10
Qualifying noncontrolling interests includable in Tier 1 Capital, not included in CET1 Capital(2)	2,654	1,229	1,425
Other	(53)	(73)	20
Total Tier 1 Capital	$179,445	$179,675	$(230)
Qualifying subordinated debt	$20,352	$22,380	$(2,028)
Qualifying noncontrolling interests includable in Total Capital, not included in Tier 1 Capital(2)	214	247	(33)
Eligible allowance for credit losses	14,941	14,311	630
Other	(626)	(145)	(481)
Total Capital (Standardized Approach)	$214,326	$216,468	$(2,142)
Adjustment for excess of eligible credit reserves over expected credit losses(6)	$(9,293)	$(10,298)	$1,005
Total Capital (Advanced Approaches)	$205,033	$206,170	$(1,137)

(1)Issuance costs of $64 million and $63 million related to outstanding noncumulative perpetual preferred stock at September 30, 2026 and December 31, 2025, respectively, were excluded from common stockholders’ equity and netted against such preferred stock in accordance with FRB regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Represents the amount of qualifying capital issued by consolidated subsidiaries and held by external parties that is eligible for inclusion in Citi’s regulatory capital under the U.S. Basel III rules.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)At September 30, 2026 and December 31, 2025, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework were $5.6 billion and $4.0 billion at September 30, 2026 and December 31, 2025, respectively.

Citigroup Risk-Weighted Assets Rollforward

In millions of dollars	Standardized Approach	Advanced Approaches
Total Risk-Weighted Assets at December 31, 2025	$1,192,174	$1,316,371
General credit risk exposures(1)	25,537	23,936
Derivatives	15,824	5,440
Securities financing transactions	17,785	14,651
Securitization exposures	7,463	10,346
Equity exposures	(5,220)	(5,741)
Other exposures	(8,803)	(10,276)
Change in Credit Risk-Weighted Assets	$52,586	$38,356
Change in Market Risk-Weighted Assets	$(12,499)	$(12,326)
Change in Operational Risk-Weighted Assets	N/A	$(30,273)
Total Risk-Weighted Assets at September 30, 2026	$1,232,261	$1,312,128

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.
N/A Not applicable

As presented in the table above, for the nine months ended September 30, 2026, Citigroup’s Credit RWAs increased under both the Standardized and Advanced Approaches compared to December 31, 2025, mainly driven by increased derivatives and securities financing transactions activity, growth in corporate lending and the acquisition of the additional American Airlines co-branded card portfolio. These increases were partially offset by the sale of AO Citibank in Russia predominantly reducing other exposures and the sale of the Poland consumer banking business. Advanced Approaches Credit RWAs also experienced reductions due to model updates.
Market RWAs decreased under both the Standardized and Advanced Approaches compared to December 31, 2025, primarily due to revised treatment for certain foreign exchange exposures, downside protection in equity products and exposure changes across multiple asset classes.
Operational RWAs decreased under the Advanced Approaches compared to December 31, 2025, due to model methodology updates.

Citibank’s Capital Resources

Citibank Risk-Based Capital Requirements
The following table presents the risk-based capital requirements for Citibank, Citi’s primary U.S. depository institution subsidiary, under both the Standardized and Advanced Approaches as of September 30, 2026 and December 31, 2025:

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

The following tables present the capital components and ratios for Citibank as of September 30, 2026 and December 31, 2025:

	September 30, 2026
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$151,551		$151,551
Tier 1 Capital		153,678		153,678
Total Capital		166,379		158,502
Total Risk-Weighted Assets		1,044,083		1,108,943
Credit Risk		$1,005,943		$841,715
Market Risk		38,140		37,377
Operational Risk		N/A		229,851
CET1 Capital ratio(1)	7.0%	14.52%	7.0%	13.67%
Tier 1 Capital ratio(1)	8.5	14.72	8.5	13.86
Total Capital ratio(1)	10.5	15.94	10.5	14.29
Quarterly Adjusted Average Total Assets(2)		$2,009,830		$2,009,830
Leverage ratio	5.0%	7.65%	5.0%	7.65%
Total Leverage Exposure(3)				2,566,603
Supplementary Leverage ratio(4)			4.0%	5.99%

	December 31, 2025
In millions of dollars, except ratios	Required Ratios	Standardized Approach	Required Ratios	Advanced Approaches
CET1 Capital		$158,202		$158,202
Tier 1 Capital		160,338		160,338
Total Capital		175,949		168,005
Total Risk-Weighted Assets		1,006,961		1,104,193
Credit Risk		$971,591		$818,714
Market Risk		35,370		35,208
Operational Risk		N/A		250,271
CET1 Capital ratio(1)	7.0%	15.71%	7.0%	14.33%
Tier 1 Capital ratio(1)	8.5	15.92	8.5	14.52
Total Capital ratio(1)	10.5	17.47	10.5	15.22
Quarterly Adjusted Average Total Assets(2)		$1,864,383		$1,864,383
Leverage ratio	5.0%	8.60%	5.0%	8.60%
Total Leverage Exposure(3)				2,374,748
Supplementary Leverage ratio			6.0%	6.75%

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
(4)As of September 30, 2026, Citibank’s minimum SLR requirement was 4.0%, including an eSLR buffer of 1.0%, calculated as 50% of Citi’s method 1 GSIB surcharge of 2.0%. For additional information on the eSLR buffer, see “Leverage Requirements” above.
N/A Not applicable

As presented in the table above, Citibank’s capital ratios at September 30, 2026 were in excess of the regulatory capital requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of September 30, 2026.

Citigroup Broker-Dealer Subsidiaries
At September 30, 2026, in accordance with the Net Capital Rule, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital of $19 billion, which exceeded minimum regulatory capital requirements of $6 billion.
Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $30 billion at September 30, 2026, which exceeded the PRA’s combined buffer and minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries and jurisdictions in which they operate, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2026.

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
The table below details Citi’s external TLAC and LTD amounts and ratios, and each TLAC and LTD regulatory requirement, as well as the surplus amount in dollars in excess of each requirement:

	September 30, 2026
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$345	$159
% of Advanced Approaches risk- weighted assets	26.3%	12.1%
Regulatory requirement(1)(2)	22.5	9.5
Surplus amount	$50	$34
% of Total Leverage Exposure	9.6%	4.4%
Regulatory requirement(3)	8.5	3.5
Surplus amount	$40	$33

(1)    External TLAC includes method 1 GSIB surcharge of 2.0%.
(2)    LTD includes method 2 GSIB surcharge of 3.5%.
(3)    Both leverage-based external TLAC and LTD requirements include an eSLR buffer of 1.0%.

As discussed above, on January 1, 2026, Citi adopted the eSLR final rule, which also included conforming changes to the external TLAC and LTD regulatory requirements. As of September 30, 2026, Citi’s external TLAC and LTD leverage-based requirements were 8.5% and 3.5%, respectively.
Citi exceeded each of the external TLAC and LTD regulatory requirements, resulting in a $33 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2025 Form 10-K.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
As defined by Citi, tangible common equity (TCE) represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). Return on tangible common equity (RoTCE) represents annualized net income available to common shareholders as a percentage of average TCE. Tangible book value per share (TBVPS) represents TCE divided by common shares outstanding. Other companies may calculate these measures differently.

In millions of dollars or shares, except per share amounts	September 30, 2026	December 31, 2025
Total Citigroup stockholders’ equity	$209,409	$212,291
Less: Preferred stock	18,050	20,050
Common stockholders’ equity	$191,359	$192,241
Less:
Goodwill	19,072	19,098
Identifiable intangible assets (other than MSRs)	4,138	3,525
Tangible common equity (TCE)	$168,149	$169,618
Common shares outstanding (CSO)	1,655.2	1,747.5
Book value per share (common stockholders’ equity/CSO)	$115.61	$110.01
Tangible book value per share (TCE/CSO)	101.59	97.06

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Net income available to common shareholders	$4,892	$3,478	$15,865	$11,005
Average common stockholders’ equity	$192,809	$195,471	$192,858	$194,296
Less:
Average goodwill	19,939	19,550	20,034	19,814
Average intangible assets (other than MSRs)	4,177	3,611	3,855	3,659
Average goodwill and identifiable intangible assets (other than MSRs) related to businesses HFS	—	8	—	12
Average TCE	$168,693	$172,302	$168,969	$170,811
Return on average common stockholders’ equity	10.1%	7.1%	11.0%	7.6%
RoTCE	11.5	8.0	12.6	8.6

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

Average Loans
The table below details average loans, by segment and All Other, and total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	3Q26	2Q26	3Q25
Services	$107	$103	$94
Markets	191	176	147
Banking	85	88	81
Wealth	209	206	201
USCC(1)
GPCC	$149	$145	$137
PLCC	28	28	30
Installment Lending	4	4	4
Total USCC	$181	$177	$171
All Other(1)	$36	$35	$31
Total Citigroup loans (AVG)	$809	$785	$725
Total Citigroup loans (EOP)	$820	$794	$734

(1)    There may be slight rounding differences in other tables where the balances are presented with decimals.

Average loans increased 12% year-over-year and 3% sequentially. The year-over-year increase was driven by growth in Markets, Services, USCC and Wealth.
As of the third quarter of 2026, average loans (compared to the third quarter of 2025) for:

•Services increased 14%, largely driven by increased demand in TTS for working capital loans as well as export and agency finance activities.
•Markets increased 30%, primarily driven by higher financing activity in spread products.
•Banking increased 5%, driven by increased customer demand for funded loans in North America, partially offset by a decline in Latin America.
•Wealth increased 4%, driven by growth in securities-based lending and mortgages.
•USCC increased 6%, driven by growth in GPCC (including the acquisition of the additional American Airlines co-branded card portfolio in the second quarter of 2026), partially offset by a decline in PLCC.
•All Other increased 16%, driven by growth in Mexico Consumer/SBMM (including the impact of Mexican peso appreciation), partially offset by the continued wind-downs in Asia Consumer and the reclassification of HFS loans to Other assets within Legacy Franchises.

For information about changes in Citi’s end-of-period loans, see “Balance Sheet Overview” above.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio across Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises, and before consideration of collateral or hedges, by remaining tenor or expiration for the periods indicated:

	September 30, 2026				December 31, 2025
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)(2)	$165	$166	$62	$393	$151	$136	$50	$337
Unfunded lending commitments (off-balance sheet)(3)(4)	143	334	44	521	141	311	28	480
Total exposure	$308	$500	$106	$914	$292	$447	$78	$817

(1)    Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2)    Excludes loans carried at fair value of $8.5 billion and HFS of $6.7 billion as of September 30, 2026.
(3)    Includes unused commitments to lend, letters of credit and financial guarantees.
(4)    Includes lending-related commitments carried at fair value and HFS as of September 30, 2026.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geographies and types of counterparties. The following table presents the percentages of this portfolio across North America and the clusters within International based on the country of risk of the obligor (for additional information on Citi’s international exposures, see “Other Risks—Country Risk—Top 25 Country Exposures” below):

	September 30, 2026	December 31, 2025
North America	58%	58%
International	42	42
Total	100%	100%
International by cluster	(percentages are based on total Citi)
Europe	16%	16%
LATAM	7	7
United Kingdom	6	6
Japan, Asia North and Australia (JANA)	6	6
Asia South	4	4
Middle East, Africa and Russia (MEA)	3	3

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2026	December 31, 2025
AAA/AA/A	48%	49%
BBB	31	29
BB/B	19	20
CCC or below	2	2
Total	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2026. Citi has applied management judgment to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been observed.
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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The industry classifications are generally based on the clients’ primary business activity. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2026	December 31, 2025
Transportation and industrials	18%	19%
Technology, media and telecom	16	14
Banks and finance companies(1)	14	13
Real estate	12	11
Commercial	9	8
Residential	3	3
Consumer retail	9	10
Power, chemicals, metals and mining	7	8
Energy and commodities	5	6
Healthcare	5	5
Public sector	4	4
Insurance	4	3
Asset managers and funds	3	3
Financial markets infrastructure	2	3
Other industries	1	1
Total	100%	100%

(1)    As of the periods in the table, Citi had less than 1% exposure to securities firms. See “Corporate Credit Portfolio—Industry” below.

Corporate Credit Portfolio—Industry
As of September 30, 2026, the corporate credit portfolio increased $97 billion, or 12%, since December 31, 2025. The growth was largely driven by higher client demand in technology, media and telecom, primarily within Banking, as well as in real estate and banks and finance companies, both primarily within Markets.

September 30, 2026					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure(1)(8)	Funded(2)	Unfunded(3)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(4)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(5)
Transportation and industrials	$161,196	$60,521	$100,675	$118,981	$37,426	$4,339	$450	$51	$21	$(7,712)
Industrials	73,685	21,271	52,414	53,155	18,175	2,014	341	41	16	(4,121)
Autos(6)	53,471	25,474	27,997	43,392	8,289	1,760	30	6	5	(2,481)
Transportation	34,040	13,776	20,264	22,434	10,962	565	79	4	—	(1,110)
Technology, media and telecom	144,860	41,979	102,881	102,418	36,048	6,194	200	28	102	(11,063)
Banks and finance companies	125,015	89,345	35,670	113,601	10,037	1,309	68	1	(3)	(924)
Real estate	113,886	81,168	32,718	98,249	11,466	3,747	424	6	(14)	(1,151)
Commercial	81,006	52,018	28,988	65,988	10,849	3,745	424	6	(14)	(1,151)
Residential	32,880	29,150	3,730	32,261	617	2	—	—	—	—
Consumer retail	86,278	32,945	53,333	63,012	20,281	2,686	299	31	38	(5,629)
Power, chemicals, metals and mining	66,333	20,086	46,247	47,672	14,810	3,440	411	51	55	(5,895)
Power	29,637	6,659	22,978	24,592	4,692	353	—	—	—	(2,879)
Chemicals	21,896	7,745	14,151	12,875	6,255	2,506	260	26	50	(2,100)
Metals and mining	14,800	5,682	9,118	10,205	3,863	581	151	25	5	(916)
Energy and commodities(7)	43,996	12,579	31,417	32,575	10,364	970	87	1	(2)	(3,214)
Healthcare	42,151	8,944	33,207	32,960	8,018	1,157	16	22	6	(3,947)
Public sector	38,500	22,878	15,622	33,840	3,419	1,195	46	16	4	(885)
Insurance	34,670	5,567	29,103	31,355	3,025	290	—	1	—	(4,388)
Asset managers and funds	34,446	13,497	20,949	28,417	5,847	113	69	—	(6)	(308)
Financial markets infrastructure	15,563	120	15,443	15,436	127	—	—	—	—	(3)
Securities firms	1,380	179	1,201	1,310	70	—	—	—	—	(23)
Other industries(8)	6,183	3,002	3,181	4,158	1,784	193	48	31	(1)	(3)
Total	$914,457	$392,810	$521,647	$723,984	$162,722	$25,633	$2,118	$239	$200	$(45,145)
(1)    Represents gross credit exposures excluding any purchased credit protection.
(2)    Funded excludes loans carried at fair value of $8.5 billion and HFS of $6.7 billion as of September 30, 2026.
(3)    Unfunded includes lending-related commitments carried at fair value and HFS as of September 30, 2026.
(4)    Includes non-accrual loan exposures and related criticized unfunded exposures.
(5)    Represents the amount of risk mitigants that economically hedge portions of the credit risk in the corporate credit portfolio. Of the $45.1 billion, $42.4 billion represents the total notional of credit risk mitigants for individual reference entities primarily composed of purchased credit derivatives. The remaining $2.7 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $26.2 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $20.1 billion ($12.8 billion of which was funded exposure with 100% rated investment grade) as of September 30, 2026.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., offshore drilling entities) included in the table above. As of September 30, 2026, Citi’s total exposure to these energy-related entities was approximately $5.1 billion, of which approximately $2.0 billion consisted of direct outstanding funded loans.
(8)    Includes $1.0 billion and $0.1 billion of funded and unfunded exposure at September 30, 2026, respectively, primarily related to commercial credit card delinquency-managed loans.

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
(5)    Represents the amount of risk mitigants that economically hedge portions of the credit risk in the corporate credit portfolio. Of the $40.6 billion, $37.5 billion represents the total notional of credit risk mitigants for individual reference entities primarily composed of purchased credit derivatives. The remaining $3.1 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional amount of $27.3 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
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
At September 30, 2026 and December 31, 2025, Citi had economic hedges on the corporate credit portfolio with notional values of $45.1 billion and $40.6 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The purchased credit protection was economically hedging underlying corporate credit portfolio exposures, primarily in Banking, with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2026	December 31, 2025
AAA/AA/A	54%	47%
BBB	34	41
BB/B	10	11
CCC or below	2	1
Total	100%	100%

This page intentionally left blank.

CONSUMER CREDIT

The following section provides information about Citi’s consumer credit portfolio across Wealth, USCC and the consumer portion of All Other—Legacy Franchises.

Consumer Credit Portfolio
The following table presents Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	September 30, 2026	December 31, 2025
Wealth(2)(3)
Mortgages(4)	$139.5	$139.5
Securities-based lending	37.0	33.4
Personal, small business and other	28.5	26.5
Cards	4.6	4.9
Total	$209.6	$204.3
USCC
GPCC(5)	$150.3	$143.2
PLCC	27.6	30.5
Installment Lending	4.1	3.8
Total	$182.0	$177.5
All Other—Legacy Franchises
Mexico Consumer	$23.7	$22.5
Asia Consumer(6)	2.2	2.5
Legacy Holdings Assets(7)	0.9	1.7
Total	$26.8	$26.7
Total consumer loans	$418.4	$408.5

(1)End-of-period loans include interest and fees on credit cards.
(2)Consists of $152.0 billion and $150.2 billion of loans in North America as of September 30, 2026 and December 31, 2025, respectively. For additional information on the credit quality of the Wealth portfolio, see “Consumer Loans” in Note 12.
(3)Consists of $57.6 billion and $54.1 billion of loans outside North America as of September 30, 2026 and December 31, 2025, respectively. For additional information on Wealth’s loan portfolio by geography, see “Consumer Loans” in Note 12.
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
As of September 30, 2026, approximately 98% of USCC EOP loans consisted of GPCC and PLCC loans, of which 84% represented GPCC loans and 16% represented PLCC loans. GPCC and PLCC net credit losses represented approximately 97% of USCC’s total net credit losses for the third quarter of 2026.
As presented in the chart above, the third quarter of 2026 net credit loss rate for USCC decreased quarter-over-quarter, primarily driven by seasonality and improvements in overall portfolio performance, and decreased year-over-year, reflecting improvements in overall portfolio performance (see “GPCC” and “PLCC” below).
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in overall portfolio performance.

GPCC

As presented in the chart above, the third quarter of 2026 net credit loss rate for GPCC decreased quarter-over-quarter, largely driven by seasonality and improvements in overall portfolio performance, and decreased year-over-year, reflecting improvements in overall portfolio performance.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in overall portfolio performance.

PLCC

As presented in the chart above, the third quarter of 2026 net credit loss rate for PLCC decreased quarter-over-quarter, primarily driven by seasonality and improvements in overall portfolio performance, and decreased year-over-year, reflecting improvements in overall portfolio performance.
The 90+ days past due delinquency rate was broadly stable quarter-over-quarter, and decreased year-over-year, reflecting improvements in overall portfolio performance.

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

FICO distribution(1)	September 30, 2026	June 30, 2026	September 30, 2025
GPCC
≥ 740	53%	53%	52%
660–739	34	34	35
< 660	13	13	13
Total	100%	100%	100%
PLCC
≥ 740	36%	36%	35%
660–739	40	40	40
< 660	24	24	25
Total	100%	100%	100%

(1)    Excludes immaterial balances for Canada and customers for whom no FICO scores are available.

The FICO distributions of the GPCC and PLCC portfolios were largely unchanged quarter-over-quarter and year-over-year. The FICO distributions continued to reflect the strong underlying credit quality of the portfolios. See Note 12 for additional information on FICO scores.

Wealth

Wealth includes Citigold and Retail Banking, the Private Bank and Wealth at Work, and provides lending services to a range of client segments through consumer mortgages, securities-based lending, credit cards and other lending products, which could be delinquency managed or classifiably managed.
As of September 30, 2026, approximately $54 billion, or 26%, of the portfolios were classifiably managed and primarily consisted of securities-based lending, commercial real estate loans, personal and small business loans and other lending products. These classifiably managed loans are primarily evaluated for credit risk based on their internal risk rating, of which 68% were rated investment grade. The 90+ days past due delinquency rates shown in the chart above were calculated only for the delinquency-managed portfolio, while the net credit loss rates were calculated using net credit losses for both the delinquency and classifiably managed portfolios.
As presented in the chart above, the third quarter of 2026 net credit loss rate in Wealth was broadly stable quarter-over-quarter, and decreased year-over-year, primarily driven by the absence of losses related to the California wildfires.
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
As of September 30, 2026, approximately 40% of Mexico Consumer’s EOP loans consisted of credit card loans, which largely drives the overall credit performance of the Mexico Consumer portfolios, as the cards net credit losses represented approximately 60% of total Mexico Consumer net credit losses for the third quarter of 2026.
As presented in the chart above, the third quarter of 2026 net credit loss rate in Mexico Consumer increased quarter-over-quarter, driven by a $17 million reversal of recoveries from prior periods, as well as the growth and seasoning of credit card loans. The net credit loss rate increased year-over-year, largely driven by the growth and seasoning of credit card loans, as well as a $17 million reversal of recoveries from prior periods.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by seasonality, and increased year-over-year, primarily driven by the growth and seasoning of credit card loans.

For additional details on provisions, loan delinquency and other information for Citi’s consumer loan portfolios, see the results of operations for USCC, Wealth and All Other—Legacy Franchises above and Note 12.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)		30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2026	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Wealth delinquency-managed loans(3)(4)	$155.7	$418	$525	$415	$496
Ratio		0.27%	0.34%	0.27%	0.32%
Wealth classifiably managed loans(5)	53.9	N/A	N/A	N/A	N/A
USCC(6)
Total	$182.0	$2,370	$2,567	$2,332	$2,424
Ratio		1.30%	1.45%	1.28%	1.37%
Credit cards total(6) (a+b) = (c)	177.9	2,348	2,545	2,281	2,373
Ratio		1.32%	1.47%	1.28%	1.37%
GPCC(6) (a)	150.3	1,818	1,895	1,740	1,766
Ratio		1.21%	1.32%	1.16%	1.23%
PLCC(6) (b)	27.6	530	650	541	607
Ratio		1.92%	2.13%	1.96%	1.99%
Installment Lending	4.1	22	22	51	51
Ratio		0.54%	0.58%	1.24%	1.37%
All Other
Total	$26.8	$451	$448	$452	$420
Ratio		1.70%	1.69%	1.70%	1.58%
Mexico Consumer(7)	23.7	410	387	402	358
Ratio		1.73%	1.72%	1.70%	1.59%
Asia Consumer(8)	2.2	11	14	14	15
Ratio		0.50%	0.56%	0.64%	0.60%
Legacy Holdings Assets (consumer)(9)	0.9	30	47	36	47
Ratio		4.29%	3.13%	5.14%	3.13%
Total Citigroup consumer	$418.4	$3,239	$3,540	$3,199	$3,340
Ratio		0.89%	0.98%	0.88%	0.93%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Wealth loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)The 90+ days past due and 30–89 days past due and related ratios exclude loans guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $64 million ($0.4 billion) and $61 million ($0.4 billion) at September 30, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $47 million and $60 million at September 30, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
(5)These loans are evaluated for non-accrual status and write-off primarily based on their internal risk classification and not solely on their delinquency status, and, therefore, delinquency metrics are excluded from this table. As of September 30, 2026 and December 31, 2025, 68% and 69%, respectively, of Wealth classifiably managed loans were rated investment grade. For additional information on the credit quality of the Wealth portfolio, including classifiably managed portfolios, see “Consumer Credit Trends” above.
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
(9) The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential risk of loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for 90+ days past due and (EOP loans) were $65 million ($0.2 billion) and $65 million ($0.2 billion) at September 30, 2026 and December 31, 2025, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $26 million and $29 million at September 30, 2026 and December 31, 2025, respectively. The EOP loans in the table include the guaranteed loans.
N/A Not applicable

Consumer Loan Net Credit Losses (NCLs) and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q26	3Q26	2Q26	3Q25
Wealth	$208.5	$70	$57	$91
Ratio		0.13%	0.11%	0.18%
USCC
Total	$180.8	$1,670	$1,850	$1,741
Ratio		3.66%	4.19%	4.05%
Credit cards total (a+b) = (c)	176.8	1,613	1,788	1,681
Ratio		3.62%	4.14%	4.00%
GPCC (a)	148.7	1,316	1,450	1,328
Ratio		3.51%	4.01%	3.85%
PLCC (b)	28.1	297	338	353
Ratio		4.19%	4.79%	4.67%
Installment Lending	4.0	57	62	60
Ratio		5.65%	6.54%	6.43%
All Other—Legacy Franchises (managed basis)(3)
Total	$27.5	$419	$365	$293
Ratio		6.04%	5.34%	4.63%
Mexico Consumer	24.4	411	362	281
Ratio		6.68%	6.13%	5.46%
Asia Consumer (managed basis)(3)(4)	2.2	11	6	15
Ratio		1.98%	1.09%	2.13%
Legacy Holdings Assets (consumer)	0.9	(3)	(3)	(3)
Ratio		(1.32)%	(0.80)%	(0.63)%
Reconciling Items(3)		—	(2)	(3)
Total Citigroup	$416.8	$2,159	$2,270	$2,122
Ratio		2.06%	2.22%	2.12%

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

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

In millions of dollars	September 30, 2026	December 31, 2025
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$121,881	$119,389
Home equity loans(2)	2,251	2,872
Credit cards	177,914	173,656
Personal, small business and other	34,637	33,211
Total	$336,683	$329,128
In offices outside North America(1)
Residential mortgages(2)	$23,770	$24,041
Credit cards	14,541	14,701
Personal, small business and other	45,206	40,320
Total	$83,517	$79,062
Consumer loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(3)	$420,200	$408,190
Unallocated portfolio-layer cumulative basis adjustments	$(1,783)	$343
Consumer loans, net of unearned income(3)	$418,417	$408,533
Corporate loans
In North America offices(1)
Commercial and industrial	$62,218	$57,406
Financial institutions	94,982	72,154
Mortgage and real estate(2)	19,501	17,931
Installment and other(4)	29,031	23,104
Lease financing	64	72
Total	$205,796	$170,667
In offices outside North America(1)
Commercial and industrial	$98,022	$96,886
Financial institutions	40,098	27,054
Mortgage and real estate(2)	10,613	9,856
Installment and other(4)	41,235	34,100
Lease financing	63	47
Governments and official institutions	5,560	5,070
Total	$195,591	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer cumulative basis adjustments(5)	$401,387	$343,680
Unallocated portfolio-layer cumulative basis adjustments	$(99)	$17
Corporate loans, net of unearned income(5)	$401,288	$343,697
Total loans—net of unearned income	$819,705	$752,230
Allowance for credit losses on loans (ACLL)	(20,091)	(19,247)
Total loans—net of unearned income and ACLL	$799,614	$732,983
ACLL as a percentage of total loans—net of unearned income(6)	2.48%	2.58%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(6)	4.00%	3.96%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(6)	0.86%	0.91%

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
(3)Consumer loans are net of unearned income of $1,014 million and $971 million at September 30, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(4)Installment and other includes loans to SPEs and TTS commercial cards.

(5)Corporate loans include Mexico SBMM loans and are net of unearned income of $(1.3) billion and $(1.1) billion at September 30, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(6)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	3Q26	2Q26	1Q26	4Q25	3Q25
Allowance for credit losses on loans (ACLL) at beginning of period	$19,961	$19,636	$19,247	$19,206	$19,123
Provision for credit losses on loans (PCLL)
Consumer	$2,430	$2,361	$2,298	$2,107	$2,189
Corporate	(14)	242	307	93	70
Total	$2,416	$2,603	$2,605	$2,200	$2,259
Gross credit losses on loans
Consumer
In U.S. offices	$2,214	$2,369	$2,325	$2,244	$2,243
In offices outside the U.S.	485	459	453	414	369
Corporate
In U.S. offices	52	125	17	18	28
In offices outside the U.S.	23	28	25	48	86
Total	$2,774	$2,981	$2,820	$2,724	$2,726
Gross recoveries on loans
Consumer
In U.S. offices	$513	$502	$532	$465	$448
In offices outside the U.S.	27	56	46	45	42
Corporate
In U.S. offices	7	7	30	8	11
In offices outside the U.S.	10	12	4	16	11
Total	$557	$577	$612	$534	$512
Net credit losses on loans (NCLs)
In U.S. offices	$1,746	$1,985	$1,780	$1,789	$1,812
In offices outside the U.S.	471	419	428	401	402
Total	$2,217	$2,404	$2,208	$2,190	$2,214
Other—net(1)(2)(3)(4)(5)(6)	$(69)	$126	$(8)	$31	$38
Allowance for credit losses on loans (ACLL) at end of period	$20,091	$19,961	$19,636	$19,247	$19,206
ACLL as a percentage of EOP loans(7)	2.48%	2.54%	2.61%	2.58%	2.65%
Allowance for credit losses on unfunded lending commitments (ACLUC)(8)	$2,044	$1,899	$2,013	$1,833	$1,820
Total ACLL and ACLUC	$22,135	$21,860	$21,649	$21,080	$21,026
Net consumer credit losses on loans	$2,159	$2,270	$2,200	$2,148	$2,122
As a percentage of average consumer loans	2.06%	2.22%	2.21%	2.12%	2.12%
Net corporate credit losses on loans	$58	$134	$8	$42	$92
As a percentage of average corporate loans	0.06%	0.14%	0.01%	0.05%	0.11%
ACLL by type at end of period(9)
Consumer	$16,721	$16,510	$16,297	$16,194	$16,205
Corporate	3,370	3,451	3,339	3,053	3,001
Total	$20,091	$19,961	$19,636	$19,247	$19,206
(1)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(2)The third quarter of 2026 includes a decrease of approximately $69 million related to FX translation.
(3)The second quarter of 2026 includes approximately $78 million related to the acquisition of the additional American Airlines co-branded card portfolio and an increase of approximately $48 million related to FX translation.
(4)The first quarter of 2026 includes a decrease of approximately $8 million related to FX translation.
(5)The fourth quarter of 2025 includes an increase of approximately $31 million related to FX translation.
(6)The third quarter of 2025 includes an increase of approximately $38 million related to FX translation.
(7)September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025 exclude $8.5 billion, $8.2 billion, $8.5 billion, $6.9 billion and $7.9 billion, respectively, of loans that are carried at fair value.
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

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2026
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.7	$177.9	7.7%
North America personal installment loans	0.4	4.1	9.8
North America mortgages(3)	0.2	122.4	0.2
North America other(3)	0.2	30.5	0.7
International cards	1.2	14.5	8.3
International other(3)	1.0	69.0	1.4
Total(1)	$16.7	$418.4	4.0%
Corporate(4)
Commercial and industrial	$2.0	$157.5	1.3%
Financial institutions	0.3	133.1	0.2
Mortgage and real estate(4)	0.8	30.1	2.7
Installment and other	0.3	72.1	0.4
Total(1)	$3.4	$392.8	0.9%
Loans at fair value(1)	N/A	$8.5	N/A
Total Citigroup	$20.1	$819.7	2.5%

	December 31, 2025
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a % of EOP loans(1)
Consumer
North America cards(2)	$13.3	$173.7	7.7%
North America personal installment loans	0.4	3.8	10.5
North America mortgages(3)	0.1	122.6	0.1
North America other(3)	0.2	29.4	0.7
International cards	1.2	14.7	8.2
International other(3)	0.9	64.3	1.4
Total(1)	$16.1	$408.5	4.0%
Corporate(4)
Commercial and industrial	$1.8	$151.8	1.2%
Financial institutions	0.3	98.9	0.3
Mortgage and real estate(4)	0.7	27.8	2.5
Installment and other	0.3	58.4	0.5
Total(1)	$3.1	$336.9	0.9%
Loans at fair value(1)	N/A	$6.9	N/A
Total Citigroup	$19.2	$752.2	2.6%

(1)Excludes loans carried at fair value, since they do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both GPCC and PLCC. As of September 30, 2026, the $13.7 billion of ACLL represented approximately 26 months of coincident net credit loss coverage (based on third quarter of 2026 NCLs). As of December 31, 2025, the $13.3 billion of ACLL represented approximately 24 months of coincident net credit loss coverage (based on fourth quarter of 2025 NCLs).
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
N/A Not applicable

The following tables detail Citi’s corporate credit ACLL by industry exposure:

	September 30, 2026
In millions of dollars, except percentages	Funded exposure(1)(2)	ACLL	ACLL as a % of funded exposure
Banks and finance companies	$89,345	$247	0.3%
Real estate	81,168	810	1.0
Commercial	52,018	778	1.5
Residential	29,150	32	0.1
Transportation and industrials	60,521	664	1.1
Technology, media and telecom	41,979	465	1.1
Consumer retail	32,945	317	1.0
Power, chemicals, metals and mining	20,086	408	2.0
Public sector	22,878	100	0.4
Asset managers and funds	13,497	66	0.5
Energy and commodities	12,579	149	1.2
Healthcare	8,944	107	1.2
Insurance	5,567	22	0.4
Financial markets infrastructure	120	—	—
Securities firms	179	3	1.7
Other industries	3,002	12	0.4
Total(3)	$392,810	$3,370	0.9%

(1)    Funded exposure excludes loans carried at fair value of $8.5 billion that are not subject to the ACLL.
(2)    Includes $1.0 billion of funded exposure primarily related to commercial credit card delinquency-managed loans.
(3)    The ACLL above reflects coverage of 0.3% of funded investment-grade exposure and 2.5% of funded non-investment-grade exposure.

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
Total NAL decreased $0.4 billion at September 30, 2026 compared to December 31, 2025. Corporate NAL decreased $0.3 billion, driven by Markets, reflecting upgrades and repayments, and Banking, reflecting loan sales and the impact of net rating changes, partially offset by Services. Consumer NAL decreased $0.1 billion, primarily driven by Wealth.

	September 30,	December 31,
In millions of dollars	2026	2025
Corporate NAL by region(1)(2)(3)
North America	$778	$1,145
International	954	856
Total	$1,732	$2,001
International NAL by cluster
United Kingdom	$163	$127
Japan, Asia North and Australia (JANA)	32	9
LATAM	548	576
Asia South	25	29
Europe	137	100
Middle East, Africa and Russia (MEA)	49	15
Corporate NAL(1)(2)(3)
Services	$416	$337
Markets	400	622
Banking	797	919
Mexico SBMM	119	123
Total	$1,732	$2,001
Total consumer NAL(1)	$1,522	$1,618
Total NAL	$3,254	$3,619

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
(2)Approximately 60% and 70% of Citi’s corporate NAL remain current on interest and principal payments at September 30, 2026 and December 31, 2025, respectively.
(3)The September 30, 2026 total corporate NAL represented 0.43% of total corporate loans.

The changes in Citigroup’s NAL were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
NAL at beginning of quarter	$1,747	$1,482	$3,229	$1,722	$1,632	$3,354
Additions	256	532	788	760	633	1,393
Sales and transfers to HFS	(19)	—	(19)	(39)	(7)	(46)
Returned to performing	(14)	(55)	(69)	—	(119)	(119)
Paydowns/settlements	(196)	(136)	(332)	(267)	(175)	(442)
Charge-offs	(44)	(264)	(308)	(105)	(369)	(474)
Other	2	(37)	(35)	—	12	12
Ending balance	$1,732	$1,522	$3,254	$2,071	$1,607	$3,678
	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
NAL at beginning of year	$2,001	$1,618	$3,619	$1,377	$1,310	$2,687
Additions	1,038	1,799	2,837	1,896	2,011	3,907
Sales and transfers to HFS	(365)	—	(365)	(120)	(13)	(133)
Returned to performing	(285)	(301)	(586)	—	(274)	(274)
Paydowns/settlements	(548)	(468)	(1,016)	(750)	(428)	(1,178)
Charge-offs	(110)	(1,071)	(1,181)	(332)	(1,060)	(1,392)
Other	1	(55)	(54)	—	61	61
Ending balance	$1,732	$1,522	$3,254	$2,071	$1,607	$3,678

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets:

	September 30,	December 31,
In millions of dollars	2026	2025
OREO(1)
North America	$44	$14
International(2)	24	8
Total OREO(1)	$68	$22
Non-accrual assets (NAA)
Corporate NAL	$1,732	$2,001
Consumer NAL	1,522	1,618
NAL	$3,254	$3,619
OREO(1)	68	22
NAA	$3,322	$3,641
NAL as a percentage of total loans	0.40%	0.48%
NAA as a percentage of total assets	0.11	0.14
ACLL as a percentage of NAL(3)	617	532
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025
Available cash	$298.3	$295.8	$270.1	$6.3	$6.5	$8.6	$304.6	$302.3	$278.7
U.S. sovereign	165.4	169.6	161.3	52.3	43.3	50.5	217.7	212.9	211.8
U.S. agency/agency MBS	53.9	40.5	32.2	1.7	1.5	1.8	55.6	42.0	34.0
Foreign government debt(1)	68.7	69.7	53.0	14.7	14.3	10.9	83.4	84.0	63.9
Other investment grade	—	—	—	—	—	—	—	—	—
Total HQLA (AVG)	$586.3	$575.6	$516.6	$75.0	$65.6	$71.8	$661.3	$641.2	$588.4

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Korea, China, the United Kingdom and Hong Kong SAR.

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
As of September 30, 2026, Citigroup’s average HQLA increased compared to June 30, 2026, primarily driven by an increase in deposits and other wholesale funding activities.
As of September 30, 2026, Citigroup had approximately $1.1 trillion of available liquidity resources to support client and business needs, including:

•$678 billion of end-of-period HQLA included in Citi’s LCR calculation;
•$223 billion of additional unencumbered HQLA, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and
•$158 billion of unused borrowing capacity from available assets not already accounted for within Citi’s HQLA to support additional advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank discount window.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
Citi monitors its liquidity by reference to the LCR in addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries, and countries and jurisdictions. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025
HQLA	$661.3	$641.2	$588.4
Net outflows	581.7	567.5	510.5
LCR	114%	113%	115%
HQLA in excess of net outflows	$79.6	$73.7	$77.9

Note: The amounts are presented on an average basis.

As of September 30, 2026, Citigroup’s average LCR of 114% increased 1% from the quarter ended June 30, 2026, driven by an increase in unsecured wholesale funding within non-bank entities.

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
For the quarter ended September 30, 2026, Citigroup’s consolidated NSFR was compliant with the 100% minimum requirement of the rule. (For additional information, see the Consolidated Citigroup NSFR Disclosure as of June 30, 2026, which includes the periods ended June 30, 2026 and March 31, 2026, on Citi’s Investor Relations website. The Consolidated Citigroup NSFR Disclosure on Citi’s Investor Relations website is not incorporated by reference into, and does not form any part of, this Form 10-Q.)

Deposits
The table below details average deposits, by segment and/or business, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	3Q26	2Q26	3Q25
Services	$1,037	$1,017	$893
TTS	867	852	744
Securities Services	170	165	149
Markets	22	20	20
Banking	1	—	1
Wealth	416	415	405
All Other—Legacy Franchises	45	45	40
All Other—Corporate/Other	7	7	23
Total Citigroup deposits (AVG)	$1,528	$1,504	$1,382
Total Citigroup deposits (EOP)	$1,505	$1,493	$1,384

End-of-period deposits increased 9% year-over-year, driven by increases in Services and Wealth, partially offset by a reduction in Corporate/Other. End-of-period deposits increased 1% sequentially, primarily driven by Services and Wealth, partially offset by a reduction in All Other.
On an average basis, total deposits increased 11% year-over-year and 2% sequentially, driven by growth in Services. In the third quarter of 2026, average deposits year-over-year changed as follows:

•Services increased 16%, driven by growth in both TTS and Securities Services, with growth across both North America and International, largely driven by an increase in operating deposits.
•Wealth increased 3%, driven by higher deposits in the Private Bank, partially offset by a decline in Citigold and Retail Banking.
•All Other decreased 17%, reflecting a decrease in corporate certificates of deposits in Corporate/Other.

The majority of Citi’s $1.5 trillion end-of-period deposits are institutional (approximately $1,033 billion) and span approximately 90 countries and jurisdictions. A large majority of these institutional deposits are within Services and of these, approximately 85% are from clients that use at least three of Services’ integrated services: liquidity management, payments, trade and working capital solutions, investor services and issuer services. In addition, approximately 80% of Services deposits are from clients that have a longer than 15-year relationship with Citi.
Citi also has a strong consumer deposit base, with approximately $419 billion of Wealth deposits as of the end of the current quarter that are diversified across Citigold and Retail Banking, the Private Bank and Wealth at Work.
See Note 15 for additional information on Citi’s deposits.

Long-Term Debt (LTD)
The following table presents Citi’s end-of-period total LTD outstanding for each of the dates indicated:

In billions of dollars	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025
Non-bank(1)
Benchmark debt:
Senior debt	$112.8	$103.8	$115.0
Subordinated debt	26.3	26.8	28.7
Trust preferred	1.6	1.6	1.6
Customer-related debt(2)	130.6	126.1	116.4
Local country and other(3)	17.7	17.2	13.6
Total non-bank	$289.0	$275.5	$275.3
Bank
FHLB borrowings	$23.0	$21.0	$6.0
Securitizations(4)	4.2	4.3	6.7
Citibank benchmark senior debt	23.7	26.6	23.5
Customer-related debt(2)	1.9	2.4	2.8
Local country and other(3)	4.0	3.9	1.5
Total bank	$56.8	$58.2	$40.5
Total LTD	$345.8	$333.7	$315.8

Note: Amounts represent the current value of LTD on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes LTD issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2026, non-bank included $115.1 billion of LTD issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup. Certain Citigroup consolidated hedging activities are also included in this line.
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

Citi’s total LTD outstanding increased 9% year-over-year, driven by increases in bank FHLB borrowings and issuances of non-bank customer-related debt. Citi’s total LTD increased 4% sequentially, driven by issuances of non-bank senior benchmark and customer-related debt and increases in FHLB borrowings, partially offset by Citibank benchmark redemptions.
The additional FHLB borrowings during the third quarter of 2026 were part of Citi’s funding strategy to support ongoing balance sheet growth in support of client-related activities. FHLB advances provide an efficient source of funding and complement Citi’s overall diversified liability base.
As part of its liability management, Citi regularly considers opportunities to redeem or repurchase its LTD pursuant to open market purchases, tender offers or other means. Decisions regarding such redemptions and repurchases are based on several factors, including without limitation, the economic value, regulatory changes, potential impact on net interest margin and borrowing costs, overall remaining tenor of Citi’s debt portfolio and capital impact, as well as overall market conditions.
For information about changes in Citi’s end-of-period LTD, see “Balance Sheet Overview” above. See Note 16 for additional information on Citi’s LTD.

LTD Issuances and Maturities
The table below details Citi’s LTD issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q26		2Q26		3Q25
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$1.0	$12.0	$7.8	$—	$7.7	$6.5
Subordinated debt	—	—	—	—	1.4	1.1
Trust preferred	—	—	—	—	—	—
Customer-related debt	21.2	28.7	19.1	26.9	17.4	17.6
Local country and other	1.7	2.2	1.3	3.6	1.1	2.6
Total non-bank	$23.9	$42.9	$28.2	$30.5	$27.6	$27.8
Bank
FHLB borrowings	$—	$2.0	$1.0	$21.0	$0.5	$—
Securitizations	—	—	0.9	—	0.4	—
Citibank benchmark senior debt	2.5	—	—	6.3	2.5	—
Customer-related debt	0.6	—	0.3	0.1	0.2	0.5
Local country and other	0.7	0.9	0.1	1.7	0.5	0.5
Total bank	$3.8	$2.9	$2.3	$29.1	$4.1	$1.0
Total	$27.7	$45.8	$30.5	$59.6	$31.7	$28.8

The table below details Citi’s aggregate LTD maturities (including repurchases and redemptions) during the first nine months of 2026, as well as its aggregate remaining LTD maturities by year as of September 30, 2026:

		Maturities
In billions of dollars	3Q26 YTD	Remaining 2026	2027	2028	2029	2030	2031	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$13.3	$3.9	$2.1	$20.2	$11.7	$11.8	$14.1	$49.0	$112.8
Subordinated debt	1.5	1.0	3.8	2.0	—	—	0.3	19.2	26.3
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	56.9	3.0	19.3	17.9	17.0	9.7	12.5	51.2	130.6
Local country and other	3.5	0.5	3.8	2.2	1.8	1.2	1.1	7.1	17.7
Total non-bank	$75.2	$8.4	$29.0	$42.3	$30.5	$22.7	$28.0	$128.1	$289.0
Bank
FHLB borrowings	$3.0	$—	$—	$16.0	$7.0	$—	$—	$—	$23.0
Securitizations	0.9	—	—	—	0.8	2.2	—	1.2	4.2
Citibank benchmark senior debt	5.5	2.4	6.5	2.9	4.2	2.9	—	4.8	23.7
Customer-related debt	1.1	—	—	—	0.2	0.6	1.1	—	1.9
Local country and other	1.2	0.1	0.4	1.0	0.4	0.1	—	2.0	4.0
Total bank	$11.7	$2.5	$6.9	$19.9	$12.6	$5.8	$1.1	$8.0	$56.8
Total LTD	$86.9	$10.9	$35.9	$62.2	$43.1	$28.5	$29.1	$136.1	$345.8

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

Secured funding of $410 billion as of September 30, 2026 increased 17% year-over-year and was largely unchanged sequentially. The year-over-year increase was mainly driven by additional financing to support Markets activities. Average secured funding was $476 billion in the third quarter of 2026. For information about changes in Citi’s end-of-period securities loaned and sold under agreements to repurchase, see “Balance Sheet Overview” above. The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity and is primarily secured by high-quality liquid securities such as U.S. Treasury, U.S. agency and foreign government debt securities. Other “matched book” activity is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding assets. As indicated above, the remaining portion of secured funding is used to fund securities inventory held in the context of market making and customer activities.

Short-Term Borrowings
Citi’s short-term borrowings of $62 billion as of September 30, 2026 increased 12% year-over-year and decreased 11% sequentially. The year-over-year increase was mainly attributable to commercial paper and customer-related debt issuances by non-bank entities to support client activities. The sequential reduction was primarily attributed to lower commercial paper issuances by non-bank entities as Citi has diversified away from short-term funding. See Note 16 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.

Credit Ratings
The table below presents the current ratings for Citigroup and Citibank as of September 30, 2026. While not included in the table below, the current long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were AA-/F1+ at Fitch Ratings, A2/P-1 at Moody’s Ratings and A/A-1 at S&P Global Ratings as of September 30, 2026.

Ratings as of September 30, 2026

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2026, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating across all three major rating agencies could impact funding and liquidity due to margin requirements related to derivative triggers by approximately $0.1 billion, unchanged from June 30, 2026, for Citigroup Inc., and $0.2 billion, an increase of $0.1 billion from June 30, 2026, for Citibank. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of September 30, 2026, Citi estimates that a one-notch downgrade of Citigroup Inc. and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.3 billion, an increase of $0.1 billion from June 30, 2026. As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper (ABCP) conduits, primarily in the form of asset purchase agreements. As of September 30, 2026, Citibank had liquidity commitments of approximately $13 billion to ABCP conduits (compared to $11.8 billion at June 30, 2026) (see Note 19).
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
For interest rate risk purposes, Citi’s non-trading portfolios are referred to as the Banking Book, and Citi uses multiple metrics to measure its Banking Book interest rate risk, including Interest Rate Exposure (IRE). For additional information, see “Market Risk—Market Risk of Non-Trading Portfolios” in Citi’s 2025 Form 10-K.

Banking Book Interest Rate Risk
The following table presents the 12-month estimated impact to Citi’s net interest income, AOCI and the CET1 Capital ratio, each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025
Parallel interest rate shock +100 bps
Interest rate exposure(1)(2)
U.S. dollar	$37	$(342)	$(252)
All other currencies	1,372	1,576	1,529
Total net interest income	$1,409	$1,234	$1,277
As a percentage of average interest-earning assets	0.05%	0.05%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(3,117)	$(3,046)	$(2,381)
Estimated initial impact on CET1 Capital ratio (bps) from AOCI scenario	(17)	(18)	(18)

(1)Excludes trading book and fair value option banking book portfolios and replaces them with the associated transfer pricing.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension plans.

Citi’s +100 bps shock to current market-implied forward rates reflects its net interest income sensitivity to an unanticipated increase in interest rates.
Citi’s balance sheet continued to be asset sensitive (assets reprice faster than liabilities), resulting in higher net interest income in a higher interest rate scenario.
The estimated impact to Citi’s net interest income in a +100 bps shock scenario as of September 30, 2026 remained relatively stable year-over-year. At progressively higher interest rate levels, the marginal net interest income benefit is lower, as Citi assumes it will pass on a larger share of rate changes to depositors (i.e., higher betas), reducing Citi’s IRE sensitivity.

Currency-specific interest rate changes and balance sheet factors may drive quarter-to-quarter volatility in Citi’s estimated IRE for a 100 bps upward rate shock.
In a +100 bps shock scenario, Citi expects that the approximate $3.1 billion initial negative impact to AOCI could potentially be offset in shareholders’ equity through the forecasted interest income and paydowns from Citi’s investment portfolio over a period of approximately 14 months.

Scenario Analysis
The table below presents the estimated impact to Citi’s net interest income and AOCI under eight different interest rate scenarios for the U.S. dollar and all other currencies as of September 30, 2026. These scenarios include the following:

•a parallel shift involving changes to both short-term and long-term rates by an equal amount
•a steeper yield curve involving constant short-term rates and increasing long-term rates or constant long-term rates and decreasing short-term rates
•a flatter yield curve involving increasing short-term rates and constant long-term rates or constant short-term rates and decreasing long-term rates

In millions of dollars, except as otherwise noted	Parallel shift(1)	Short-end flattener	Long-end steepener	Long-end flattener	Short-end steepener	Parallel shift	Parallel shift	Parallel shift
Overnight rate change (bps)	100	100	—	—	(100)	(100)	200	(200)
10-year rate change (bps)	100	—	100	(100)	—	(100)	200	(200)
Interest rate exposure
U.S. dollar	$37	$34	$37	$(100)	$(291)	$(418)	$37	$(1,027)
All other currencies(1)	1,372	1,163	210	(209)	(1,059)	(1,252)	2,726	(2,361)
Total	$1,409	$1,197	$247	$(309)	$(1,350)	$(1,670)	$2,763	$(3,388)
Estimated initial impact to AOCI (after-tax)(2)	$(3,117)	$(2,192)	$(1,024)	$557	$2,212	$2,844	$(6,348)	$5,079

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
(1)The “parallel shift” impact of $1.4 billion consists of the following top five non-U.S. dollar currencies as of September 30, 2026, by absolute size: approximately $(0.4) billion from the euro, $0.3 billion from the British pound sterling and $0.2 billion from the Chinese yuan, and $0.1 billion each from the Japanese yen and Swiss franc. The remaining balance is spread across more than 65 additional currencies.
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
The 100 bps and 200 bps downward rate scenarios potentially may be impacted by the low interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The interest rate scenarios are also impacted by convexity related to mortgage products and deposit pricing.
The magnitude of the impact to AOCI is greater in the short end compared to the long end. This is because Citi’s investment portfolio is more sensitive to shorter-term rates and pension liabilities are more sensitive at intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2026, Citi estimates that a parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s CTA in AOCI, net of hedges. This reduction in the TCE would be primarily driven by depreciation of the euro, Mexican peso and Singapore dollar.
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

	For the quarter ended
In millions of dollars	Sep. 30, 2026	Jun. 30, 2026	Sep. 30, 2025
Change in FX spot rate(1)	(0.3)%	0.3%	(0.1)%
Change in TCE due to FX translation, net of hedges	$(151)	$1,947	$156
As a percentage of TCE	(0.1)%	1.2%	0.1%

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries. A negative change in FX spot rate represents foreign currency depreciation versus the U.S. dollar.

Interest Income/Expense and Net Interest Margin (NIM)

							Change
In millions of dollars, except as otherwise noted	3Q26		2Q26		3Q25		3Q26 vs. 3Q25
Interest income(1)	$38,792		$37,690		$36,717		6%
Interest expense(2)	21,783		20,537		21,750		—
Net interest income, taxable equivalent basis(1)	$17,009		$17,153		$14,967		14%
Interest income—average rate(3)	5.54%		5.58%		5.89%		(35)	bps
Interest expense—average rate	3.77		3.67		4.26		(49)	bps
Net interest margin(3)(4)	2.43		2.54		2.40		3	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	4.36%		3.97%		3.72%		64	bps
10-year U.S. Treasury note—average rate	4.76		4.42		4.26		50	bps
10-year vs. two-year spread	40	bps	45	bps	54	bps

(1)Interest income and Net interest income include the taxable equivalent gross-up adjustments (TEGU) primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs of $27 million, $28 million and $27 million for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025, respectively.
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
(4)Citi’s NIM is calculated by dividing net interest income (including TEGU) by average interest-earning assets.

Non-Markets Net Interest Income (NII)

				Change
In millions of dollars	3Q26	2Q26	3Q25	3Q26 vs. 3Q25
Total Citi net interest income (NII)—taxable equivalent basis(1) per above	$17,009	$17,153	$14,967	14%
Less:
Markets NII—taxable equivalent basis(1)	3,300	4,030	2,205	50
Total Citi non-Markets NII—taxable equivalent basis(1)	$13,709	$13,123	$12,762	7%

(1)Interest income and Net interest income include TEGU discussed in the table above.

Citi’s NII in the third quarter of 2026 was $17.0 billion on a reported basis, an increase of 14%, or $2.0 billion, from the prior-year period. The increase was due to a 50%, or $1.1 billion, increase in Markets NII and a 7%, or $0.9 billion, increase in non-Markets NII. As noted in the table above, on a taxable equivalent basis, Citi’s NII was $17.0 billion in the third quarter of 2026.
Citi’s Markets business is primarily evaluated on a total revenue basis. See “Markets” above for additional information.
The increase in non-Markets NII compared to the prior-year period was primarily driven by:

•higher average deposit balances and deposit spreads in Services;
•higher deposit spreads and average deposit balances in Wealth; and
•higher interest-earning balances in USCC;
•partially offset by:

•lower mortgage spreads in Wealth; and
•higher asset and liability management impacts in All Other—Corporate/Other.

Citi’s net interest margin was 2.43% on a taxable equivalent basis in the third quarter of 2026, a decrease of 11 basis points from the prior quarter, largely driven by lower Markets NII, partially offset by a benefit from rates.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average balance			Interest income			% Average rate
In millions of dollars, except rates	3Q26	2Q26	3Q25	3Q26	2Q26	3Q25	3Q26	2Q26	3Q25
Deposits with banks(4)	$361,153	$359,133	$332,245	$3,514	$3,375	$3,435	3.86%	3.77%	4.10%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$247,610	$230,437	$176,255	$3,757	$3,740	$4,188	6.02%	6.51%	9.43%
In offices outside the U.S.(4)	216,466	210,152	181,549	3,439	3,112	2,815	6.30	5.94	6.15
Total	$464,076	$440,589	$357,804	$7,196	$6,852	$7,003	6.15%	6.24%	7.77%
Trading account assets(6)(7)
In U.S. offices	$274,516	$282,049	$287,515	$2,668	$2,991	$3,031	3.86%	4.25%	4.18%
In offices outside the U.S.(4)	293,709	277,688	235,819	2,547	3,121	2,258	3.44	4.51	3.80
Total	$568,225	$559,737	$523,334	$5,215	$6,112	$5,289	3.64%	4.38%	4.01%
Investments
In U.S. offices
Taxable	$260,098	$239,035	$235,659	$2,046	$1,651	$1,542	3.12%	2.77%	2.60%
Exempt from U.S. income tax	9,848	10,112	10,587	97	53	99	3.91	2.10	3.71
In offices outside the U.S.(4)	201,239	203,997	203,443	2,396	2,394	2,536	4.72	4.71	4.95
Total	$471,185	$453,144	$449,689	$4,539	$4,098	$4,177	3.82%	3.63%	3.69%
Consumer loans(8)
In U.S. offices	$332,257	$327,633	$318,585	$8,838	$8,396	$8,493	10.55%	10.28%	10.58%
In offices outside the U.S.(4)	84,592	82,716	77,748	1,811	1,760	1,657	8.49	8.53	8.46
Total	$416,849	$410,349	$396,333	$10,649	$10,156	$10,150	10.14%	9.93%	10.16%
Corporate loans(8)
In U.S. offices	$193,774	$184,986	$157,865	$2,859	$2,642	$2,319	5.85%	5.73%	5.83%
In offices outside the U.S.(4)	197,926	189,710	170,821	3,046	2,860	2,944	6.11	6.05	6.84
Total	$391,700	$374,696	$328,686	$5,905	$5,502	$5,263	5.98%	5.89%	6.35%
Total loans(8)
In U.S. offices	$526,031	$512,619	$476,450	$11,697	$11,038	$10,812	8.82%	8.64%	9.00%
In offices outside the U.S.(4)	282,518	272,426	248,569	4,857	4,620	4,601	6.82	6.80	7.34
Total	$808,549	$785,045	$725,019	$16,554	$15,658	$15,413	8.12%	8.00%	8.43%
Other interest-earning assets(9)	$103,152	$113,683	$83,974	$1,774	$1,595	$1,400	6.82%	5.63%	6.61%
Total interest-earning assets	$2,776,340	$2,711,331	$2,472,065	$38,792	$37,690	$36,717	5.54%	5.58%	5.89%
Non-interest-earning assets(6)	$225,850	$224,670	$216,735
Total assets	$3,002,190	$2,936,001	$2,688,800

Nine Months—Assets	Average balance		Interest income		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2026	2025	2026	2025	2026	2025
Deposits with banks(4)	$355,086	$303,656	$10,083	$9,479	3.80%	4.17%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$226,100	$191,926	$11,293	$11,531	6.68%	8.03%
In offices outside the U.S.(4)	206,846	173,124	9,436	8,384	6.10	6.47
Total	$432,946	$365,050	$20,729	$19,915	6.40%	7.29%
Trading account assets(6)(7)
In U.S. offices	$276,358	$276,732	$8,511	$8,855	4.12%	4.28%
In offices outside the U.S.(4)	278,001	212,464	7,713	6,625	3.71	4.17
Total	$554,359	$489,196	$16,224	$15,480	3.91%	4.23%
Investments
In U.S. offices
Taxable	$242,406	$245,849	$5,178	$4,769	2.86%	2.59%
Exempt from U.S. income tax	10,061	10,678	243	310	3.23	3.88
In offices outside the U.S.(4)	203,485	196,438	7,244	7,488	4.76	5.10
Total	$455,952	$452,965	$12,665	$12,567	3.71%	3.71%
Consumer loans(8)
In U.S. offices	$327,311	$315,512	$25,488	$24,876	10.41%	10.54%
In offices outside the U.S.(4)	83,024	75,612	5,294	4,803	8.53	8.49
Total	$410,335	$391,124	$30,782	$29,679	10.03%	10.15%
Corporate loans(8)
In U.S. offices	$183,279	$150,268	$7,969	$6,594	5.81%	5.87%
In offices outside the U.S.(4)	189,319	167,919	8,707	8,866	6.15	7.06
Total	$372,598	$318,187	$16,676	$15,460	5.98%	6.50%
Total loans(8)
In U.S. offices	$510,590	$465,780	$33,457	$31,470	8.76%	9.03%
In offices outside the U.S.(4)	272,343	243,531	14,001	13,669	6.87	7.50
Total	$782,933	$709,311	$47,458	$45,139	8.10%	8.51%
Other interest-earning assets(9)	$113,461	$81,007	$4,865	$3,716	5.73%	6.13%
Total interest-earning assets	$2,694,737	$2,401,185	$112,024	$106,296	5.56%	5.92%
Non-interest-earning assets(6)	$223,595	$216,730
Total assets	$2,918,332	$2,617,915

(1)Interest income and Net interest income include TEGU of $27 million, $28 million and $27 million for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025 and $84 million and $81 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average balance			Interest expense			% Average rate
In millions of dollars, except rates	3Q26	2Q26	3Q25	3Q26	2Q26	3Q25	3Q26	2Q26	3Q25
Deposits
In U.S. offices(4)	$699,240	$669,901	$596,319	$5,362	$4,987	$5,210	3.04%	2.99%	3.47%
In offices outside the U.S.(5)	623,817	625,272	584,048	3,848	3,760	3,953	2.45	2.41	2.69
Total	$1,323,057	$1,295,173	$1,180,367	$9,210	$8,747	$9,163	2.76%	2.71%	3.08%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$296,811	$290,752	$276,375	$4,216	$4,283	$5,315	5.64%	5.91%	7.63%
In offices outside the U.S.(5)	178,987	158,461	125,446	2,762	2,430	2,041	6.12	6.15	6.45
Total	$475,798	$449,213	$401,821	$6,978	$6,713	$7,356	5.82%	5.99%	7.26%
Trading account liabilities(7)(8)
In U.S. offices	$61,773	$48,014	$43,431	$499	$408	$421	3.20%	3.41%	3.85%
In offices outside the U.S.(5)	79,717	83,563	64,384	398	380	334	1.98	1.82	2.06
Total	$141,490	$131,577	$107,815	$897	$788	$755	2.52%	2.40%	2.78%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$118,465	$122,132	$95,540	$1,905	$1,784	$1,691	6.38%	5.86%	7.02%
In offices outside the U.S.(5)	56,364	67,306	51,635	362	262	242	2.55	1.56	1.86
Total	$174,829	$189,438	$147,175	$2,267	$2,046	$1,933	5.14%	4.33%	5.21%
Long-term debt(10)
In U.S. offices	$173,952	$174,084	$185,657	$2,355	$2,185	$2,537	5.37%	5.03%	5.42%
In offices outside the U.S.(5)	3,395	2,898	1,683	76	58	6	8.88	8.03	1.41
Total	$177,347	$176,982	$187,340	$2,431	$2,243	$2,543	5.44%	5.08%	5.39%
Total interest-bearing liabilities	$2,292,521	$2,242,383	$2,024,518	$21,783	$20,537	$21,750	3.77%	3.67%	4.26%
Non-interest-bearing deposits(11)	$204,971	$208,502	$201,830
Other non-interest-bearing liabilities(7)	290,867	270,176	247,768
Total liabilities	$2,788,359	$2,721,061	$2,474,116
Citigroup stockholders’ equity	$211,234	$212,710	$213,846
Noncontrolling interests	2,597	2,230	838
Total equity	$213,831	$214,940	$214,684
Total liabilities and stockholders’ equity	$3,002,190	$2,936,001	$2,688,800
Net interest income as a percentage of average interest-earning assets(12)
In U.S. offices	$1,601,679	$1,551,843	$1,423,380	$9,501	$9,107	$7,736	2.35%	2.35%	2.16%
In offices outside the U.S.(6)	1,174,661	1,159,488	1,048,685	7,508	8,046	7,231	2.54	2.78	2.74
Total	$2,776,340	$2,711,331	$2,472,065	$17,009	$17,153	$14,967	2.43%	2.54%	2.40%

Nine Months—Liabilities	Average balance		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2026	2025	2026	2025	2026	2025
Deposits
In U.S. offices(4)	$668,254	$574,923	$15,000	$14,763	3.00%	3.43%
In offices outside the U.S.(5)	616,582	566,121	11,210	11,523	2.43	2.72
Total	$1,284,836	$1,141,044	$26,210	$26,286	2.73%	3.08%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$283,618	$289,373	$12,832	$14,708	6.05%	6.80%
In offices outside the U.S.(5)	162,255	109,031	7,457	5,842	6.14	7.16
Total	$445,873	$398,404	$20,289	$20,550	6.08%	6.90%
Trading account liabilities(7)(8)
In U.S. offices	$50,695	$38,429	$1,330	$1,249	3.51%	4.35%
In offices outside the U.S.(5)	79,798	62,615	1,124	1,011	1.88	2.16
Total	$130,493	$101,044	$2,454	$2,260	2.51%	2.99%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$117,810	$94,506	$5,295	$4,670	6.01%	6.61%
In offices outside the U.S.(5)	65,355	44,961	850	789	1.74	2.35
Total	$183,165	$139,467	$6,145	$5,459	4.49%	5.23%
Long-term debt(10)
In U.S. offices	$176,807	$180,023	$6,801	$7,460	5.14%	5.54%
In offices outside the U.S.(5)	2,827	1,698	193	73	9.13	5.75
Total	$179,634	$181,721	$6,994	$7,533	5.21%	5.54%
Total interest-bearing liabilities	$2,224,001	$1,961,680	$62,092	$62,088	3.73%	4.23%
Non-interest-bearing deposits(11)	$207,870	$202,267
Other non-interest-bearing liabilities(7)	272,197	241,178
Total liabilities	$2,704,068	$2,405,125
Citigroup stockholders’ equity	$212,117	$211,946
Noncontrolling interests	2,147	844
Total equity	$214,264	$212,790
Total liabilities and stockholders’ equity	$2,918,332	$2,617,915
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,545,645	$1,396,448	$27,364	$22,269	2.37%	2.13%
In offices outside the U.S.(6)	1,149,092	1,004,737	22,568	21,939	2.63	2.92
Total	$2,694,737	$2,401,185	$49,932	$44,208	2.48%	2.46%

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
(9)Includes Brokerage payables.
(10)Excludes hybrid financial instruments and beneficial interests in consolidated variable interest entities (VIEs) that are classified as Long-term debt, as the changes in fair value for these obligations are recorded in Principal transactions.
(11)Includes non-interest-bearing deposits in both the U.S. and outside of the U.S.
(12)Includes allocations for capital and funding costs based on the location of the asset.

MARKET RISK OF TRADING PORTFOLIOS

Value at Risk (VaR) (at 99% Confidence)
As presented in the table below, Citi’s average trading VaR for the third quarter of 2026 increased $7 million, due to an increase in average interest rate exposure in Rates and Currencies in Markets.
Citi believes its VaR model is conservatively calibrated to incorporate fat-tail impact and the greater of short-term (approximately the most recent month) and long-term (18 months for commodities and three years for others) market volatility. For additional information regarding Citi’s VaR, see “Managing Global Risk—Market Risk of Trading Portfolios—Value at Risk (VaR)” in Citi’s 2025 Form 10-K. As of September 30, 2026, Citi estimates that the conservative features of the VaR calibration contribute approximately 17% more to the trading and credit portfolio VaR than a VaR estimated under the assumption of normally distributed markets. As of June 30, 2026, the contribution was approximately 5%.

Total Citi—Quarter-end and Average Trading VaR and Trading and Credit Portfolio VaR

In millions of dollars	September 30, 2026	3Q26 Average	June 30, 2026	2Q26 Average	September 30, 2025	3Q25 Average
Interest rate	$99	$111	$118	$96	$100	$104
Credit spread	72	81	78	74	75	80
Covariance adjustment(1)	(49)	(59)	(61)	(54)	(58)	(66)
Fully diversified interest rate and credit spread(2)	$122	$133	$135	$116	$117	$118
Foreign exchange	42	38	39	44	46	44
Equity	26	25	23	28	20	21
Commodity	33	33	38	35	36	42
Covariance adjustment(1)	(104)	(100)	(104)	(101)	(109)	(106)
Total trading VaR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$119	$129	$131	$122	$110	$119
Specific risk-only component(3)	$1	$(3)	$(7)	$2	$—	$(2)
Total trading VaR—general market risk factors only (excluding credit portfolios)	$118	$132	$138	$120	$110	$121
Incremental impact of the credit portfolio(4)	$7	$7	$5	$5	$3	$9
Total trading and credit portfolio VaR	$126	$136	$136	$127	$113	$128

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

The table below provides the range of market factor VaRs associated with total Citi trading VaR, inclusive of specific risk:

	3Q26		2Q26		3Q25
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$94	$133	$73	$118	$93	$113
Credit spread	72	88	68	80	74	94
Fully diversified interest rate and credit spread	$115	$151	$103	$135	$109	$133
Foreign exchange	29	47	33	58	34	54
Equity	17	44	21	46	13	36
Commodity	29	39	30	42	36	79
Total trading	$114	$149	$109	$142	$110	$137
Total trading and credit portfolio	119	157	113	147	113	147

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VaR only for Markets, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges of the loan portfolio:

Markets VaR

In millions of dollars	September 30, 2026
Total—all market risk factors, including general and specific risk
Average—during quarter	$129
High—during quarter	148
Low—during quarter	113

Regulatory VaR Back-Testing
In accordance with the U.S. Basel III rules, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VaR model. For additional information regarding Citi’s Regulatory VaR back-testing, see “Managing Global Risk—Market Risk of Trading Portfolios—Regulatory VaR Back-Testing” in Citi’s 2025 Form 10-K.
As of September 30, 2026, no back-testing exceptions were observed for Citi’s Regulatory VaR in the last 12 months.

OTHER RISKS
Country Risk
For additional information regarding country risk, including Citi’s management of country risk, see “Managing Global Risk—Country Risk” in Citi’s 2025 Form 10-K.
Top 25 Country and Jurisdiction Exposures
The following table presents Citi’s top 25 exposures by country and jurisdiction (excluding the U.S.) as of September 30, 2026. Citi’s combined top 25 country and jurisdiction exposures together with the U.S. represent 92% of Citi’s exposure to all countries and jurisdictions as of September 30, 2026.
Citi’s top 25 country and jurisdiction exposures may change from period to period due to a variety of factors, including client activity, market flows, FX fluctuations and Citi’s liquidity management activities.
For purposes of the table, amounts are reflected based on the country of risk of the obligor. Additionally, the table does not include cumulative translation adjustment (CTA) gains and losses.
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

In billions of dollars	Funded, ex-Legacy Franchises(1)	Legacy Franchises loans	Unfunded(2)	Trading activity(3)	Total hedges (on loans and CVA)	Investment securities(4)	Total as of 3Q26	Total as of 4Q25	Total as a % of Citi as of 3Q26
United Kingdom	$26.9	$—	$23.6	$35.3	$(4.3)	$7.6	$89.1	$73.1	4.4%
Mexico	8.9	32.1	10.7	8.7	(2.3)	20.3	78.4	80.8	3.9
Hong Kong SAR(5)	23.4	—	1.9	4.1	(0.3)	12.4	41.5	36.6	2.1
Singapore	22.4	—	5.7	2.4	(0.8)	9.4	39.1	37.6	1.9
France	4.0	—	14.1	17.3	(5.0)	3.7	34.1	19.8	1.7
India	15.0	—	3.6	6.9	(0.7)	8.7	33.5	29.7	1.7
Brazil	16.3	—	3.6	6.4	(1.6)	5.9	30.6	29.2	1.5
Canada	5.2	—	7.3	11.4	(1.3)	4.7	27.3	22.5	1.4
Luxembourg	13.8	—	8.0	1.2	(0.8)	4.0	26.2	20.6	1.3
Australia	12.4	—	7.5	2.8	(1.2)	2.3	23.8	18.8	1.2
Ireland	12.7	—	8.7	2.6	(0.5)	—	23.5	17.7	1.2
China	7.1	—	2.9	1.1	(0.8)	11.8	22.1	19.7	1.1
Japan	7.4	—	3.5	5.2	(1.4)	6.6	21.3	18.0	1.1
South Korea	8.4	2.2	2.2	1.3	(0.5)	4.9	18.5	23.4	0.9
Poland	4.5	—	3.1	3.6	(0.2)	6.9	17.9	20.2	0.9
United Arab Emirates	9.0	—	2.3	0.3	(0.2)	5.3	16.7	17.3	0.8
Netherlands	5.3	—	8.4	2.0	(1.7)	1.9	15.9	15.9	0.8
Germany	3.8	—	13.8	(4.1)	(3.9)	4.7	14.3	27.9	0.7
Cayman Islands	4.1	—	6.3	1.9	(0.3)	—	12.0	11.6	0.6
Switzerland	4.3	—	8.9	0.1	(1.8)	—	11.5	9.8	0.6
Spain	3.5	—	5.5	2.0	(1.1)	0.2	10.1	7.8	0.5
Belgium	0.3	0.1	1.9	0.8	(0.7)	6.4	8.8	7.8	0.4
Italy	2.6	—	3.7	3.5	(1.6)	0.2	8.4	5.3	0.4
Saudi Arabia	4.5	—	2.9	0.3	(0.1)	—	7.6	6.3	0.4
Czech Republic	0.7	—	0.6	4.4	(0.1)	1.6	7.2	6.0	0.4
Total as a percentage of Citi’s total exposure									31.9%
Total as a percentage of Citi’s non-U.S. total exposure									80.3%

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
The table below presents Citi’s ACL rollforward as of September 30, 2026:

	ACL
In millions of dollars	Balance Dec. 31, 2025	1Q26 build (release)	1Q26 FX/ Other	Balance Mar. 31, 2026	2Q26 build (release)	2Q26 FX/ Other	Balance Jun. 30, 2026	3Q26 build (release)	3Q26 FX/Other	Balance Sep. 30, 2026	ACLL/EOP loans Sep. 30, 2026
Services	$327	$97	$1	$425	$46	$3	$474	$(23)	$(2)	$449
Markets	1,027	23	(6)	1,044	71	3	1,118	62	(1)	1,179
Banking	1,578	175	(11)	1,742	(19)	(2)	1,721	(100)	(2)	1,619
Legacy Franchises corporate (Mexico SBMM)(1)	121	4	3	128	10	—	138	(11)	(4)	123
Total corporate ACLL	$3,053	$299	$(13)	$3,339	$108	$4	$3,451	$(72)	$(9)	$3,370	0.86%
U.S. cards	$13,324	$78	$(2)	$13,400	$41	$77	$13,518	$213	$—	$13,731	7.72%
Installment lending	422	(2)	—	420	(1)	—	419	(6)	—	413
Total USCC(2)	$13,746	$76	$(2)	$13,820	$40	$77	$13,937	$207	$—	$14,144
Wealth	669	13	(1)	681	—	—	681	34	1	716
All Other consumer—managed basis(3)	1,779	9	8	1,796	51	45	1,892	30	(61)	1,861
Reconciling Items(3)	—	—	—	—	—	—	—	—	—	—
Total consumer ACLL	$16,194	$98	$5	$16,297	$91	$122	$16,510	$271	$(60)	$16,721	4.00%
Total ACLL	$19,247	$397	$(8)	$19,636	$199	$126	$19,961	$199	$(69)	$20,091	2.48%
ACLUC(4)	$1,833	$184	$(4)	$2,013	$(97)	$(17)	$1,899	$134	$11	$2,044
Total ACLL and ACLUC	$21,080	$581	$(12)	$21,649	$102	$109	$21,860	$333	$(58)	$22,135
Other(5)	293	3	6	302	(1)	(10)	291	(47)	(4)	240
Total ACL	$21,373	$584	$(6)	$21,951	$101	$99	$22,151	$286	$(62)	$22,375
(1)    Includes Legacy Franchises corporate loans activity related to Mexico SBMM as well as other Legacy Holdings Assets corporate loans.
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

3Q26 Changes in the ACL
Citi’s ending ACL balance at September 30, 2026 was $22.4 billion, an increase of $0.2 billion from June 30, 2026, driven by a net ACL build of $0.3 billion, partially offset by a $0.1 billion decrease related to FX translation. The net ACL build in the quarter was driven by changes in the macroeconomic outlook and portfolio growth.

Consumer Allowance for Credit Losses on Loans
Citi’s consumer ACLL is primarily driven by U.S. cards in USCC. Citi’s total consumer ACLL net build was $0.3 billion in the third quarter of 2026, primarily driven by changes in the macroeconomic outlook and higher volume. This resulted in a September 30, 2026 ACLL balance of $16.7 billion, or 4.00% of total funded consumer loans.
For U.S. cards, the level of reserves relative to total funded loans increased to 7.72% at September 30, 2026, compared to 7.61% at June 30, 2026. For the remaining consumer exposures, the level of reserves relative to total funded loans was 1.24% at September 30, 2026, compared to 1.25% at June 30, 2026.

Corporate Allowance for Credit Losses on Loans
Citi had a corporate ACLL net release of $0.1 billion in the third quarter of 2026, driven by Banking, reflecting changes in credit quality, and Services, reflecting refinements to certain loss assumptions, largely offset by Markets, due to portfolio growth and changes in the macroeconomic outlook. This resulted in a September 30, 2026 ACLL balance of $3.4 billion, or 0.86% of total funded corporate loans.

ACLUC
Citi’s ACLUC balance, included in Other liabilities, was $2.0 billion at September 30, 2026, compared to $1.9 billion at June 30, 2026. The increase was driven by portfolio growth.

ACL on Other Financial Assets
Citi had an ACL balance of $0.2 billion on other financial assets carried at amortized cost at September 30, 2026, compared to $0.3 billion at June 30, 2026. The decrease was driven by transfer risk and lower accounts receivable balances.

Macroeconomic Variables
The ACL is estimated using three weighted forward-looking macroeconomic scenarios—base, upside and downside, which consider various global macroeconomic variables. The forecasts of the U.S. unemployment rate and U.S. real GDP growth rate represent the key macroeconomic variables that most significantly affect Citi’s estimate of the ACL.

The tables below present the forecasted quarterly average U.S. unemployment rate and year-over-year U.S. real GDP growth rate used in determining the base macroeconomic forecast for Citi’s ACL at each quarterly reporting period from the third quarter of 2025 to the third quarter of 2026:

	Quarterly average
U.S. unemployment	4Q26	2Q27	4Q27	8-quarter average(1)
Forecast at 3Q25	4.5%	4.3%	4.3%	4.4%
Forecast at 4Q25	4.5	4.4	4.4	4.5
Forecast at 1Q26	4.5	4.4	4.4	4.4
Forecast at 2Q26	4.4	4.4	4.3	4.3
Forecast at 3Q26	4.3	4.3	4.2	4.2

(1)    Represents the average unemployment rate for the rolling, forward-looking eight quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. real GDP	2026	2027	2028
Forecast at 3Q25	1.5%	2.0%	2.1%
Forecast at 4Q25	1.9	2.0	2.0
Forecast at 1Q26	2.1	2.0	2.0
Forecast at 2Q26	2.0	2.0	2.0
Forecast at 3Q26	2.1	2.0	2.0

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
Citi’s downside scenario incorporates more adverse macroeconomic assumptions than the weighted scenario assumptions or the base scenario. For example, compared to the base scenario, Citi’s downside scenario reflects a recession, including an elevated average U.S. unemployment rate of 6.9% over the eight-quarter reasonable and supportable (R&S) period, with a peak difference of 3.6% in the first quarter of 2028. The weighted-average U.S. unemployment rate that considers all three weighted scenarios is 5.3% over the eight-quarter R&S period. The downside scenario also reflects a year-over-year U.S. real GDP contraction in 2027 of 2.1%, with a peak quarter-over-quarter difference to the base scenario of 1.3%.

To demonstrate this sensitivity of the downside scenario, if Citi applied 100% weight to the downside scenario as of September 30, 2026 to reflect the most severe economic deterioration forecast in the macroeconomic scenarios, there would have been a hypothetical incremental increase in the ACL of approximately $4.5 billion related to lending exposures, excluding loans individually evaluated for credit losses and other financial assets carried at amortized cost.
This analysis does not incorporate any impacts or changes to the qualitative component of the ACL, which could change the outcome of the sensitivity analysis based on historical experience and current conditions at the time of the assessment. Given the uncertainty inherent in macroeconomic forecasting, Citi continues to believe that its ACL estimate based on a three weighted macroeconomic scenario approach combined with the qualitative component remains appropriate as of September 30, 2026.

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
See Note 14 for additional information on goodwill, including the changes in the goodwill balance in the quarter and the segments’ and All Other’s goodwill balances as of September 30, 2026.

Litigation Accruals
See the discussion in Note 25 for Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Income from continuing operations before income tax expense	$7,307	$5,350	$22,853	$16,017
Provision for income taxes	1,887	1,559	5,470	4,085
Effective tax rate	26%	29%	24%	26%

Citi’s effective tax rate decreased to 26% in the third quarter of 2026, compared to 29% in the third quarter of 2025, largely due to the absence of a goodwill impairment charge related to Banamex in the prior-year period for which only a limited tax benefit was recognized.

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 (“Income Taxes”) and 10 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2026	December 31, 2025
Total U.S.	$26.3	$26.4
Non-U.S.	2.9	3.1
Total	$29.2	$29.5

At September 30, 2026, Citigroup’s net DTAs were $29.2 billion, an increase of $0.2 billion from June 30, 2026. The $29.2 billion of net DTAs consisted of (i) $12.3 billion deducted in calculating Citi’s regulatory capital, and (ii) $16.9 billion appropriately risk weighted under the U.S. Basel III rules.
The $12.3 billion of DTAs deducted from regulatory capital was composed of $9.9 billion of tax carry-forwards (foreign tax credits, net operating losses and general business credits) and $3.1 billion of temporary differences in excess of the 10% regulatory limitation, reduced by $0.7 billion of deferred tax liabilities, primarily associated with goodwill and certain other intangible assets that were separately deducted from capital.

DTA Realizability
Citi believes that the net DTAs of $29.2 billion at September 30, 2026 are more-likely-than-not to be realized, based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. To the extent that transactions or dealings for its clients are permitted by U.S. law, Citi may continue to engage in such activities. Citi did not identify any reportable activities, transactions or dealings pursuant to Section 219 for the first, second and third quarters of 2026.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results of operations and financial conditions, including capital and liquidity, may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within the “Executive Summary,” as well as those included within Citi’s Second Quarter of 2026 Form 10-Q, Citi’s First Quarter of 2026 Form 10-Q, Citi’s 2025 Form 10-K and Citi’s other SEC filings; (ii) any trends, uncertainties and risks included in each segment’s and All Other’s results of operations above; (iii) the factors described under “Citi’s Multiyear Transformation” and “Risk Factors” in Citi’s 2025 Form 10-K; and (iv) the risks and uncertainties summarized below:

•the potential impact to Citi from macroeconomic and geopolitical challenges, tensions and uncertainties, including, among others, elevated inflation; conflicts in the Middle East; slowing economic growth or recessions in the U.S. and elsewhere; increases in unemployment rates; deterioration in consumer and corporate confidence; political challenges and volatilities; risks associated with AI, such as financing and counterparty exposures to capital-intensive AI technology and infrastructure, as well as indirect credit risks and competitive pressures facing corporate borrowers across sectors undergoing technological transition; and volatility or disruptions in financial markets;
•the potential adverse impacts from higher interest rates on economic growth and unemployment, as well as on Citi, including the fair value of Citi’s AFS debt securities;
•the risks to Citi arising from the development, adoption and use of AI, including a market correction in AI-related technology, infrastructure and other sectors; AI-related operational, legal, regulatory and third-party risks, including from AI-enabled cyber, discovery and exploitation of vulnerabilities by threat actors using Frontier AI, fraud and financial crime threats; model governance and oversight; risks from autonomous or Agentic AI systems; Citi’s ability to develop, implement and scale AI capabilities effectively, safely and responsibly, and the potential for loss of competitiveness, market share, franchise value or operating efficiency if it does not do so; evolving and fragmented regulatory frameworks; concentration risks arising from reliance on a limited number of third-party AI vendors or foundational model providers; technology infrastructure constraints; and challenges in attracting, developing and retaining personnel with AI-related expertise;
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
•Citi’s geographic mix of earnings, which influences Citi’s utilization of its DTAs and the impact of the DTAs on Citi’s regulatory capital, including its ability to generate U.S. income in the relevant reversal periods;
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
•the potential impact to Citi from a disruption or failure of its operational processes or systems, including as a result of, among other things, operational or execution failures or deficiencies by third parties that provide products or services to Citi (e.g., cloud service providers); deficiencies in processes or controls; inadequate management of data governance practices, data controls and monitoring mechanisms that may adversely impact reporting and decision-making; cyber or information security incidents; human error, such as manual transaction processing errors; Agentic AI systems that act without appropriate human oversight or produce unintended results; fraud or malice on the part of employees or third parties; insufficient (or limited) straight-through processing between legacy or bespoke systems and any failure to design and effectively operate controls that mitigate operational risks associated with those legacy or bespoke systems, leading to potential risk of errors and operating losses; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; and other similar losses or damage to Citi’s property or assets;
•the increasing risk to Citi’s and third parties’ computer systems, software and networks from evolving and sophisticated cybersecurity incidents, the risks of which are heightened by new and emerging technologies, such as AI (including Frontier AI models and Agentic AI) and digital assets, as well as conflicts in the Middle East, that could result in, among other things, the theft, loss, non-availability, alteration, misuse or disclosure of personal, confidential or proprietary Citi, client, customer or employee information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, loss of revenues, deposit outflows, additional costs (including repair, replacement, remediation and other costs), exposure to litigation and regulatory action and other financial losses;
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
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, including due to defaults by or a significant downgrade in credit ratings of a counterparty; a decline in the credit quality or value of, or Citi’s inability to liquidate or realize the fair value of, any underlying collateral, which risks can be heightened by macroeconomic, geopolitical, market, emerging technologies (including AI) and other factors, particularly for leveraged finance exposures and vulnerable sectors, industries or countries and jurisdictions; and any systemic risk concerns related to non-bank financial institutions, including private credit;
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
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries to which Citi is or may be subject at any given time, including, among others, the 2020 consent orders with the FRB and OCC, including Citi’s ability to implement extensive targeted action plans and submit quarterly progress reports on a timely and sufficient basis detailing the results and status of improvements to comply with the consent orders, which will continue to require investments to meet regulatory expectations; and the heightened scrutiny and expectations generally from regulators, and the severity of the remedies that may be sought by regulators; and
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, those resulting from limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; central bank interest rate and other monetary policies; macroeconomic, geopolitical and domestic political challenges, uncertainties and volatilities; foreign exchange controls; cyberattacks; restrictions arising from retaliatory laws and regulations; sanctions or asset freezes; sovereign debt volatility; fluctuations in commodity prices; limitations on foreign investment; sociopolitical instability; nationalization or loss of licenses; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date that the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2026	2025	2026	2025
Revenues
Interest income	$38,765	$36,690	$111,940	$106,215
Interest expense	21,783	21,750	62,092	62,088
Net interest income (NII)	$16,982	$14,940	$49,848	$44,127
Commissions and fees	$2,884	$2,888	$9,454	$8,340
Principal transactions	2,275	2,772	8,764	8,785
Administration and other fiduciary fees	1,301	1,117	3,681	3,285
Net realized gains on sales of investments, net	64	105	503	364
Net impairment losses on investments recognized in earnings	(32)	(25)	(240)	(118)
Other revenue	371	293	1,234	571
Total non-interest revenues (NIR)	$6,863	$7,150	$23,396	$21,227
Total revenues, net of interest expense	$23,845	$22,090	$73,244	$65,354
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$2,416	$2,259	$7,624	$7,297
Provision (release) for credit losses on HTM debt securities	6	(5)	(23)	(3)
Provision for credit losses on other assets	(53)	79	(22)	499
Policyholder benefits and claims	83	17	113	63
Provision (release) for credit losses on unfunded lending commitments	134	100	221	189
Total provisions for credit losses and for benefits and claims	$2,586	$2,450	$7,913	$8,045
Operating expenses
Compensation and benefits	$7,533	$7,474	$23,907	$22,571
Technology/communication	2,346	2,325	6,950	6,994
Transactional and product servicing	1,328	1,110	3,894	3,396
Premises and equipment	632	607	1,836	1,796
Professional services	434	514	1,313	1,500
Advertising and marketing	234	260	750	779
Other operating	1,445	2,000	3,828	4,256
Total operating expenses	$13,952	$14,290	$42,478	$41,292
Income from continuing operations before income taxes	$7,307	$5,350	$22,853	$16,017
Provision for income taxes	1,887	1,559	5,470	4,085
Income from continuing operations	$5,420	$3,791	$17,383	$11,932
Discontinued operations
Income (loss) from discontinued operations	$—	$(1)	$(1)	$(2)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$—	$(1)	$(1)	$(2)
Net income before attribution to noncontrolling interests	$5,420	$3,790	$17,382	$11,930
Noncontrolling interests (NCI)	175	38	521	95
Citigroup’s net income	$5,245	$3,752	$16,861	$11,835

Statement continues on the next page.

Basic earnings per share(1)
Income from continuing operations	$2.90	$1.89	$9.22	$5.87
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$2.90	$1.89	$9.22	$5.87
Weighted-average common shares outstanding (in millions)	1,671.4	1,820.3	1,703.1	1,851.7
Diluted earnings per share(1)
Income from continuing operations	$2.85	$1.86	$9.07	$5.78
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$2.85	$1.86	$9.07	$5.78
Adjusted weighted-average diluted common shares outstanding (in millions)	1,706.6	1,862.6	1,739.4	1,891.8

(1)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Citigroup’s net income	$5,245	$3,752	$16,861	$11,835
Net changes, net of taxes in Citigroup’s other comprehensive income (loss)
Unrealized gains and losses on AFS debt securities(1)	$(1,566)	$450	$(2,135)	$1,243
Debt valuation adjustment (DVA)	450	(1,021)	766	(584)
Cash flow hedges	(857)	25	(1,377)	104
Benefit plans liability adjustment(1)	97	26	195	(37)
Currency translation adjustment (CTA), net of hedges(1)	(210)	135	643	2,950
Excluded component of fair value hedges	7	11	24	18
Long-duration insurance contracts(1)	6	(10)	6	(12)
Citigroup’s total other comprehensive income (loss)	$(2,073)	$(384)	$(1,878)	$3,682
Citigroup’s total comprehensive income	$3,172	$3,368	$14,983	$15,517
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(290)	$5	$(198)	$112
Add: Net income (loss) attributable to noncontrolling interests (NCI)	175	38	521	95
Total comprehensive income	$3,057	$3,411	$15,306	$15,724

(1)    The changes reflected in these line items are exclusive of the impacts of the Banamex equity sales. See the Consolidated Statement of Changes in Stockholders’ Equity and Notes 2 and 17.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,451	$23,717
Deposits with banks, net of allowance	331,390	325,862
Securities borrowed and purchased under agreements to resell (including $230,016 and $206,110 as of September 30, 2026 and December 31, 2025, respectively, at fair value), net of allowance	411,327	356,195
Brokerage receivables, net of allowance	102,766	62,679
Trading account assets (including $205,263 and $228,816 pledged to creditors as of September 30, 2026 and December 31, 2025, respectively)	635,077	537,139
Investments:
Available-for-sale debt securities (including $15,706 and $4,931 pledged to creditors as of September 30, 2026 and December 31, 2025, respectively)	306,850	246,720
Held-to-maturity debt securities, net of allowance (fair value of which is $143,205 and $179,520 as of September 30, 2026 and December 31, 2025, respectively) (including $732 and $70 pledged to creditors as of September 30, 2026 and December 31, 2025, respectively)	157,501	189,831
Equity securities (including $556 and $921 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	8,415	7,678
Total investments	$472,766	$444,229
Loans:
Consumer (including $0 and $51 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	418,417	408,533
Corporate (including $8,478 and $6,804 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	401,288	343,697
Loans, net of unearned income	$819,705	$752,230
Allowance for credit losses on loans (ACLL)	(20,091)	(19,247)
Total loans, net	$799,614	$732,983
Goodwill	19,072	19,098
Intangible assets (including MSRs of $895 and $759 as of September 30, 2026 and December 31, 2025, respectively)	5,033	4,284
Premises and equipment, net of depreciation and amortization	34,075	33,339
Other assets (including $17,023 and $15,840 as of September 30, 2026 and December 31, 2025, respectively, at fair value), net of allowance	106,700	117,677
Total assets	$2,941,271	$2,657,202

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2026	December 31,
In millions of dollars, except shares and par value per share amounts	(Unaudited)	2025
Liabilities
Deposits (including $7,396 and $4,222 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	$1,505,322	$1,403,573
Securities loaned and sold under agreements to repurchase (including $136,356 and $199,422 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	410,174	348,098
Brokerage payables (including $4,657 and $5,492 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	120,445	74,836
Trading account liabilities	212,635	162,798
Short-term borrowings (including $26,069 and $21,567 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	61,518	51,878
Long-term debt (including $148,606 and $130,726 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	345,785	315,827
Other liabilities, plus allowances	73,609	86,370
Total liabilities	$2,729,488	$2,443,380
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2026—722,000 and as of December 31, 2025—802,000, at aggregate liquidation value	$18,050	$20,050
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2026—3,099,787,635 and as of December 31, 2025—3,099,752,593	31	31
Additional paid-in capital	107,451	108,452
Retained earnings	227,733	215,128
Treasury stock, at cost: September 30, 2026—1,444,583,116 shares and December 31, 2025— 1,352,205,592 shares	(102,418)	(89,473)
Accumulated other comprehensive income (loss) (AOCI)	(41,438)	(41,897)
Total Citigroup stockholders’ equity	$209,409	$212,291
Noncontrolling interests—equity (NCI—equity)	2,374	1,531
Total equity	$211,783	$213,822
Total liabilities and equity	$2,941,271	$2,657,202

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,550	$16,350	$20,050	$17,850
Issuance of new preferred stock	—	2,700	1,800	4,700
Redemption of preferred stock	(1,500)	—	(3,800)	(3,500)
Balance, end of period	$18,050	$19,050	$18,050	$19,050
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$107,374	$108,870	$108,483	$109,148
Employee benefit plans	212	175	(223)	(110)
Net increase (decrease) due to Banamex equity sales	(104)	—	(777)	—
Other	—	(4)	(1)	3
Balance, end of period	$107,482	$109,041	$107,482	$109,041
Retained earnings
Balance, beginning of period	$223,989	$211,674	$215,128	$206,294
Citigroup’s net income	5,245	3,752	16,861	11,835
Common dividends(1)	(1,142)	(1,118)	(3,246)	(3,253)
Preferred dividends	(353)	(274)	(996)	(830)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(6)	—	(14)	(12)
Balance, end of period	$227,733	$214,034	$227,733	$214,034
Treasury stock, at cost
Balance, beginning of period	$(99,398)	$(79,886)	$(89,473)	$(76,842)
Employee benefit plans(2)	10	4	471	736
Excise tax on share repurchases(3)	(30)	(50)	(116)	(76)
Treasury stock acquired	(3,000)	(5,000)	(13,300)	(8,750)
Balance, end of period	$(102,418)	$(84,932)	$(102,418)	$(84,932)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(39,500)	$(43,786)	$(41,897)	$(47,852)
Citigroup’s total other comprehensive income (loss)	(2,073)	(384)	(1,878)	3,682
Net increase (decrease) due to Banamex equity sales	135	—	2,337	—
Balance, end of period	$(41,438)	$(44,170)	$(41,438)	$(44,170)
Total Citigroup common stockholders’ equity	$191,359	$193,973	$191,359	$193,973
Total Citigroup stockholders’ equity	$209,409	$213,023	$209,409	$213,023
Noncontrolling interests—equity (NCI—equity)
Balance, beginning of period	$2,435	$908	$1,531	$768
Transactions between Citigroup and NCI—equity	—	—	—	(10)
Net income attributable to NCI—equity	175	38	521	95
Distributions paid to NCI—equity	—	(92)	(328)	(106)
Other comprehensive income (loss) attributable to NCI—equity	(290)	5	(198)	112
Net increase (decrease) due to Banamex equity sales	49	—	824	—
Other	5	(5)	24	(5)
Net change in NCI—equity	$(61)	$(54)	$843	$86
Balance, end of period	$2,374	$854	$2,374	$854
Total equity	$211,783	$213,877	$211,783	$213,877

(1)    Common dividends declared were $0.67 per share for 3Q26, $0.60 per share for both 1Q26 and 2Q26, $0.60 per share for 3Q25 and $0.56 per share for both 1Q25 and 2Q25.
(2)    Includes treasury stock related to certain activity under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy employees’ tax requirements.
(3)    The 1% excise tax on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year.

The Notes to the Consolidated Financial Statements are an integral part of these Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2026	2025
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$17,382	$11,930
Net income attributable to noncontrolling interests	521	95
Citigroup’s net income	$16,861	$11,835
Income (loss) from discontinued operations, net of taxes	(1)	(2)
Income from continuing operations—excluding noncontrolling interests	$16,862	$11,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss (gain) on sale of significant disposals(1)	(3)	184
Depreciation and amortization	3,464	3,270
Deferred income taxes	390	227
Provisions for credit losses and for benefits and claims	7,913	8,045
Goodwill impairment	—	726
Realized gains from sales of investments	(503)	(364)
Impairment losses on investments and other assets	236	120
Change in trading account assets	(98,050)	(119,637)
Change in trading account liabilities	49,837	26,397
Change in brokerage receivables net of brokerage payables	5,522	(2,156)
Change in loans HFS	(1,578)	312
Change in other assets	(7,261)	(10,345)
Change in other liabilities	6,258	44
Other, net	(5,262)	(12,847)
Total adjustments	$(39,037)	$(106,024)
Net cash provided by (used in) operating activities of continuing operations	$(22,175)	$(94,187)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(55,132)	$(47,285)
Change in loans	(75,044)	(53,268)
Proceeds from divestitures(1)	377	—
Purchase of portfolio of consumer loans	(7,200)	—
Proceeds from sales and securitizations of loans	6,144	3,743
AFS debt securities
Purchases of investments	(296,083)	(209,028)
Proceeds from sales of investments	78,270	70,604
Proceeds from maturities of investments	149,599	133,729
HTM debt securities
Purchases of investments	(1,320)	(5,134)
Proceeds from maturities of investments	33,627	50,468
Capital expenditures on premises and equipment and capitalized software	(4,473)	(4,889)
Proceeds from sales of premises and equipment and repossessed assets	46	24
Other, net	179	2,084
Net cash provided by (used in) investing activities of continuing operations	$(171,010)	$(58,952)

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2026	2025
Cash flows from financing activities of continuing operations
Dividends paid	$(4,188)	$(4,021)
Issuance of preferred stock	1,785	4,690
Redemption of preferred stock	(3,800)	(3,500)
Treasury stock acquired	(13,300)	(8,750)
Stock tendered for payment of withholding taxes	(1,231)	(775)
Proceeds from divestitures(2)	2,767	—
Change in securities loaned and sold under agreements to repurchase	62,076	94,971
Issuance of long-term debt	130,299	96,296
Payments and redemptions of long-term debt	(86,970)	(77,975)
Change in deposits	101,749	105,559
Change in short-term borrowings	9,640	6,255
Net cash provided by (used in) financing activities of continuing operations	$198,827	$212,750
Effect of exchange rate changes on cash, due from banks and deposits with banks	$(380)	$11,917
Change in cash, due from banks and deposits with banks	5,262	71,528
Cash, due from banks and deposits with banks at beginning of period	349,579	276,532
Cash, due from banks and deposits with banks at end of period	$354,841	$348,060
Cash and due from banks (including segregated cash and other deposits)	$23,451	$23,545
Deposits with banks, net of allowance	331,390	324,515
Cash, due from banks and deposits with banks at end of period	$354,841	$348,060
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for interest	61,270	60,667
Non-cash investing activities(1)(3)
Decrease in net loans associated with divestitures reclassified to HFS	$—	$1,680
Transfers to loans HFS (Other assets) from loans HFI	5,077	3,254
Non-cash financing activities(1)(3)
Decrease in deposits associated with divestitures reclassified to HFS	$—	$6,088

(1)    See “Significant Disposals” in Note 2.
(2)    See “Other Business Exits” in Note 2 and Note 2 (“Sale of 25% Equity Stake in Banamex”) in Citi’s 2025 Form 10-K.
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 24 for more information and balances as of September 30, 2026.

The Notes to the Consolidated Financial Statements are an integral    part of these Unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included within Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K), Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (First Quarter of 2026 Form 10-Q) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Second Quarter of 2026 Form 10-Q).
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

ACCOUNTING CHANGES

Accounting for Environmental Credit Programs
In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.
The initial measurement of an environmental credit depends on how the entity obtained the credit, and the subsequent measurement depends on how the entity intends to use the credit. In general, environmental credits are initially measured at cost but may be subsequently measured at fair value based on a class-wide accounting policy election if the credits were obtained in an exchange transaction and will not be used to settle a regulatory compliance obligation or voluntary initiative.
The Company is not subject to any environmental credit obligations and has acquired its environmental credits through trading activities. Prior to adoption of the ASU, environmental credits were carried on a lower of cost or market basis and subject to a fair value hedge program, other than credits used for voluntary initiatives that were expensed at acquisition.
Citi early adopted the ASU in the third quarter of 2026, with an effective date of January 1, 2026. The primary impact of adoption is the Company’s election to measure all classes of eligible environmental credits at fair value. Although adoption of the ASU is on a modified retrospective basis with a cumulative effect adjustment recorded to retained earnings as of the beginning of the year of adoption, the adoption impact to remeasure the Company’s credits at fair value as of January 1, 2026 was not material to the financial statements of the Company because the carrying value of the Company’s environmental credits approximated fair value due to the application of fair value hedging.

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
All non-purchased credit deteriorated (PCD) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned while other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. As a result of this ASU, originated loans and purchased non-seasoned loans without credit deterioration will recognize expected credit losses at origination or when purchased, while purchased loans with credit deterioration and purchased seasoned loans without credit deterioration will reflect a gross-up associated with credit at acquisition.
The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date (excluding credit cards). Citi is currently evaluating the impact of this ASU on its financial statements.

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

Equity Securities Subject to Contractual Sale Restrictions
In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820)—Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. Under the ASU, an investment company within the scope of ASC Topic 946 must incorporate the effect of a contractual sale restriction in the fair value measurement of equity securities.
The amendments, which will apply to the Company’s broker-dealer subsidiaries, are to be adopted on a prospective basis and will be effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. Adoption of the ASU is not expected to have a material impact on Citi’s operating results or financial position.

2. SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS
As of September 30, 2026, with the exception of Banamex, Citi has largely completed its exits from the 14 international consumer markets identified as part of its strategic refresh, all of which are reported within All Other—Legacy Franchises. As discussed below, this included the completion of the sale of the Poland consumer banking business during the second quarter of 2026. In addition, Citi continued to make substantial progress on the divestiture of Banamex, including the sales of 22.6% and 1.4% of Banamex’s outstanding common stock during the second and third quarters of 2026.
Of the 13 exits, Citi has disposed of 10 consumer banking businesses through sales and exited two consumer markets through wind-down activities and loan portfolio dispositions, and has largely completed the wind-down of its consumer banking operations in Korea. For additional information, see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Significant Disposals
During 2026, the following two transactions were identified as significant disposals. The losses from the sales represent life-to-date amounts, which may be updated to reflect post-closing purchase price adjustments. As of September 30, 2026, there were no remaining assets or liabilities included on Citi’s Consolidated Balance Sheet related to the significant disposals.
Sale of Poland Consumer Banking Business
On June 12, 2026, Citi completed the sale of its Poland consumer banking business. The business had approximately $5.9 billion in assets, including $1.2 billion of Cash and due from banks, $2.2 billion of Deposits with banks, $1.6 billion of loans (net of allowance of $24 million) and $0.8 billion of Trading account assets. The total amount of liabilities was $5.7 billion, primarily consisting of deposits. Since 2025, on a cumulative basis, the sale resulted in a pretax loss on sale of approximately $153 million ($118 million after-tax), recorded in Other revenue.
Excluding the pretax loss on sale, the Income before taxes for the Poland consumer banking business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Income before taxes	$—	$28	$32	$97
Sale of AO Citibank
On February 18, 2026, Citi signed and closed the sale of AO Citibank to Renaissance Capital (RenCap). AO Citibank conducted Citi’s remaining operations in Russia, which were historically reported within the Services, Markets and Banking reportable segments as well as within All Other.
At the time of sale, AO Citibank had approximately $13.5 billion in assets, including $11.4 billion of Other assets and $2.0 billion of Cash and deposits with banks. The total amount of liabilities was $13.7 billion, primarily consisting of deposits, including $1.7 billion in intercompany deposits, which was owed to Citi by RenCap. The sale resulted in a pretax loss on sale of approximately $1.2 billion ($1.1 billion after-tax) recorded in Other revenue, primarily reflected in the fourth quarter of 2025.
Excluding the pretax loss on sale, the Income before taxes for AO Citibank was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Income before taxes	$—	$1	$24	$(313)
Citi did not have any other significant disposals as of September 30, 2026. For a description and the financial impact of the Company’s significant disposal transactions in prior periods, see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Other Business Exits
Other significant transactions during 2026 included the following:
Sale of 24% Equity Stake in Banamex
On April 29, 2026 and August 11, 2026, Citi completed the sales of an aggregate 24% of Banamex’s outstanding common stock (approximately 499 million shares) to a group of institutional investors and family offices for a fixed purchase price of approximately MXN 43 billion, consisting of an initial 22.6% stake and a subsequent 1.4% stake representing the final portion of the investors’ previously announced commitment to acquire a 24% ownership interest in Banamex. As a result, Citi currently owns 51% of the voting stock of Banamex.
As a result of the closing of the aggregate 24% interest in Banamex, Citi received total cash consideration of approximately $2.4 billion. Citi’s total stockholders’ equity increased by approximately $1.6 billion, due to (i) the reclassification of an approximate $2.1 billion CTA loss associated with Banamex from AOCI (within Total Citigroup stockholders’ equity) to Noncontrolling interests (NCI), partially offset by (ii) a net loss on sale of approximately $0.6 billion recorded primarily in Additional paid-in capital within Total Citigroup stockholders’ equity, which reflects the difference between the cash consideration received and 24% of the Banamex U.S. GAAP book value, as well as the impact of purchase price adjustments recognized in connection with the current and prior Banamex share sale transactions.
The following table presents the effect of changes in Citi’s ownership interest in Banamex on Citi’s equity:

In millions of dollars	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net income attributable to Citigroup common shareholders	$4,892	$15,865
Changes in Citigroup’s equity for sale of interest in Banamex	31	1,560
Changes from net income attributable to Citigroup common shareholders and changes in Citigroup’s ownership interest	$4,923	$17,425

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

	Three Months Ended September 30,
In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Services		Markets		Banking
	2026	2025	2026	2025	2026	2025
Net interest income	$4,472	$3,823	$3,273	$2,178	$516	$562
Non-interest revenue	2,142	1,907	2,840	3,567	1,225	1,085
Total revenues, net of interest expense	$6,614	$5,730	$6,113	$5,745	$1,741	$1,647
Compensation expense(1)	$729	$647	$1,072	$972	$780	$691
Non-compensation expense(2)	2,247	2,060	2,678	2,518	445	448
Total operating expense	$2,976	$2,707	$3,750	$3,490	$1,225	$1,139
Provisions for credit losses and for benefits and claims	$(26)	$61	$77	$32	$23	$157
Provision (benefits) for income taxes	1,016	864	525	500	115	84
Income (loss) from continuing operations	2,648	2,098	1,761	1,723	378	267
End-of-period assets (September 30, 2026 and December 31, 2025)	$672	$628	$1,401	$1,185	$158	$140
Average loans	107	94	191	147	85	81
Average deposits	1,037	893	22	20	1	1

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	Wealth		USCC
	2026	2025	2026	2025
Net interest income	$2,281	$1,902	$5,422	$5,124
Non-interest revenue (loss)	988	937	(758)	(468)
Total revenues, net of interest expense	$3,269	$2,839	$4,664	$4,656
Compensation expense(1)	$899	$838	$292	$326
Non-compensation expense(2)	1,539	1,537	1,390	1,318
Total operating expense	$2,438	$2,375	$1,682	$1,644
Provisions for credit losses and for benefits and claims	$102	$73	$1,878	$1,799
Provision (benefits) for income taxes	144	88	253	284
Income (loss) from continuing operations	585	303	851	929
End-of-period assets (September 30, 2026 and December 31, 2025)	$329	$316	$183	$178
Average loans	209	201	181	171
Average deposits	416	405	—	—

In millions of dollars, except end-of-period assets, average loans and average deposits in billions	All Other(3)		Reconciling Items(3)		Total Citi
	2026	2025	2026	2025	2026	2025
Net interest income	$1,018	$1,351	$—	$—	$16,982	$14,940
Non-interest revenue	414	120	12	2	6,863	7,150
Total revenues, net of interest expense	$1,432	$1,471	$12	$2	$23,845	$22,090
Total operating expense	$1,874	$2,169	$7	$766	$13,952	$14,290
Provisions for credit losses and for benefits and claims	$532	$331	$—	$(3)	$2,586	$2,450
Provision (benefits) for income taxes	(165)	(277)	(1)	16	1,887	1,559
Income (loss) from continuing operations	(809)	(752)	6	(777)	5,420	3,791
End-of-period assets (September 30, 2026 and December 31, 2025)	$198	$210			$2,941	$2,657
Average loans	36	31			809	725
Average deposits	52	63			1,528	1,382

	Nine Months Ended September 30,
In millions of dollars, except average loans and average deposits in billions	Services		Markets		Banking
	2026	2025	2026	2025	2026	2025
Net interest income	$12,906	$10,951	$10,072	$6,926	$1,663	$1,583
Non-interest revenue	6,193	5,413	10,294	10,874	3,767	3,028
Total revenues, net of interest expense	$19,099	$16,364	$20,366	$17,800	$5,430	$4,611
Compensation expense(1)	$2,115	$1,920	$3,449	$2,982	$2,292	$2,018
Non-compensation expense(2)	6,599	6,050	7,920	7,482	1,385	1,292
Total operating expense	$8,714	$7,970	$11,369	$10,464	$3,677	$3,310
Provisions for credit losses and for benefits and claims	$126	$465	$171	$341	$397	$544
Provision (benefits) for income taxes	2,772	2,254	2,032	1,586	323	177
Income (loss) from continuing operations	7,487	5,675	6,794	5,409	1,033	580
Average loans	$103	$92	$176	$137	$85	$82
Average deposits	1,005	859	20	18	—	—

In millions of dollars, except average loans and average deposits in billions	Wealth		USCC
	2026	2025	2026	2025
Net interest income	$6,531	$5,564	$15,718	$15,026
Non-interest revenue (loss)	2,980	2,846	(1,776)	(1,332)
Total revenues, net of interest expense	$9,511	$8,410	$13,942	$13,694
Compensation expense(1)	$2,643	$2,552	$1,047	$990
Non-compensation expense(2)	4,587	4,526	4,140	3,971
Total operating expense	$7,230	$7,078	$5,187	$4,961
Provisions for credit losses and for benefits and claims	$262	$206	$5,588	$5,434
Provision (benefits) for income taxes	419	247	732	774
Income (loss) from continuing operations	1,600	879	2,435	2,525
Average loans	$207	$197	$176	$169
Average deposits	415	401	—	—

In millions of dollars, except average loans and average deposits in billions	All Other(3)		Reconciling Items(3)		Total Citi
	2026	2025	2026	2025	2026	2025
Net interest income	$2,958	$4,077	$—	$—	$49,848	$44,127
Non-interest revenue	1,893	573	45	(175)	23,396	21,227
Total revenues, net of interest expense	$4,851	$4,650	$45	$(175)	$73,244	$65,354
Total operating expense	$6,238	$6,672	$63	$837	$42,478	$41,292
Provisions for credit losses and for benefits and claims	$1,370	$1,064	$(1)	$(9)	$7,913	$8,045
Provision (benefits) for income taxes	(799)	(922)	(9)	(31)	5,470	4,085
Income (loss) from continuing operations	(1,958)	(2,164)	(8)	(972)	17,383	11,932
Average loans	$36	$32			$783	$709
Average deposits	53	65			1,493	1,343

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

The following table presents a reconciliation of total Citigroup income from continuing operations as reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026(1)	2025(2)	2026(3)	2025(4)
Total reportable business segments and All Other—income from continuing operations(5)	$5,414	$4,568	$17,391	$12,904
Divestiture-related impact on:
Total revenues, net of interest expense	12	2	45	(175)
Total operating expenses	7	766	63	837
Provision (release) for credit losses	—	(3)	(1)	(9)
Provision (benefits) for income taxes	(1)	16	(9)	(31)
Income from continuing operations	$5,420	$3,791	$17,383	$11,932

(1)    The three months ended September 30, 2026 includes approximately $7 million in operating expenses ($6 million after-tax), largely driven by separation costs in Mexico.
(2)    The three months ended September 30, 2025 includes approximately $766 million in operating expenses (approximately $744 million after-tax), driven by a goodwill impairment charge related to Banamex ($726 million ($714 million after-tax)) and separation costs in Mexico. For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2025.
(3)    The nine months ended September 30, 2026 includes approximately $63 million in operating expenses ($47 million after-tax), largely driven by separation costs in Mexico.
(4)    The nine months ended September 30, 2025 includes (i) an approximate $186 million loss recorded in revenue (approximately $157 million after-tax), related to the announced sale of the Poland consumer banking business; and (ii) approximately $837 million in operating expenses (approximately $793 million after-tax), driven by a goodwill impairment charge related to Banamex ($726 million ($714 million after-tax)) and separation costs in Mexico and severance costs in the Asia exit markets (approximately $89 million (approximately $62 million after-tax)). For additional information, see Citi’s Quarterly Report on Form 10-Q for the period ended September 30, 2025.
(5)    Segment results are presented on a managed basis that excludes divestiture-related impacts related to Citi’s divestitures of its Asia Consumer businesses and Banamex, within All Other—Legacy Franchises. Adjustments are included in Legacy Franchises within All Other and are reflected in the reconciliations above to arrive at Citi’s reported results in the Consolidated Statement of Income.

4.  INTEREST INCOME AND EXPENSE

Interest income and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Interest income
Consumer loans	$10,649	$10,150	$30,782	$29,679
Corporate loans	5,885	5,243	16,616	15,404
Loan interest, including fees	$16,534	$15,393	$47,398	$45,083
Deposits with banks	3,514	3,435	10,083	9,479
Securities borrowed and purchased under agreements to resell	7,196	7,003	20,729	19,915
Investments, including dividends	4,532	4,170	12,641	12,542
Trading account assets(1)	5,215	5,289	16,224	15,480
Other interest-bearing assets(2)	1,774	1,400	4,865	3,716
Total interest income	$38,765	$36,690	$111,940	$106,215
Interest expense
Deposits	$9,210	$9,163	$26,210	$26,286
Securities loaned and sold under agreements to repurchase	6,978	7,356	20,289	20,550
Trading account liabilities(1)	897	755	2,454	2,260
Short-term borrowings and other interest-bearing liabilities(3)	2,267	1,933	6,145	5,459
Long-term debt	2,431	2,543	6,994	7,533
Total interest expense	$21,783	$21,750	$62,092	$62,088
Net interest income	$16,982	$14,940	$49,848	$44,127
Provision for credit losses on loans	2,416	2,259	7,624	7,297
Net interest income after provision for credit losses on loans	$14,566	$12,681	$42,224	$36,830

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

The following table presents Commissions and fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Investment banking fees(1)(2)	$1,186	$1,128	$3,782	$3,171
Brokerage commissions(1)(3)	866	730	2,572	2,135
Credit card and bank card income(1)
Interchange fees	3,405	3,055	9,807	8,930
Card-related loan fees	264	187	720	529
Card rewards and partner payments	(4,079)	(3,384)	(11,225)	(9,845)
Deposit-related fees(1)	361	352	1,079	1,018
Transactional service fees(1)	396	377	1,188	1,112
Corporate finance(1)	188	177	617	521
Insurance distribution revenue(1)	82	80	258	240
Insurance premiums(1)	91	23	198	76
Loan servicing	18	21	54	68
Other	106	142	404	385
Total(4)	$2,884	$2,888	$9,454	$8,340

(1)    Investment banking fees are earned primarily by Banking and Markets. Brokerage commissions are earned primarily by Markets and Wealth. Credit card and bank card income is earned primarily by USCC and Services. Deposit-related fees are earned primarily by Services and Wealth. Transactional service fees are earned primarily by Services. Corporate finance is earned primarily by Banking. Insurance distribution revenue is earned primarily by Wealth and Legacy Franchises within All Other. Insurance premiums are earned primarily by Legacy Franchises within All Other.
(2)    For the periods presented, the contract liability amount was negligible.
(3)    The Company recognized $49 million and $155 million of revenue related to variable consideration for the three and nine months ended September 30, 2026, and $46 million and $137 million for the three and nine months ended September 30, 2025, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
(4)    Commissions and fees include $(3.5) billion and $(9.6) billion not accounted for under ASC 606, Revenue from Contracts with Customers, for the three and nine months ended September 30, 2026, and $(3.0) billion and $(8.6) billion for the three and nine months ended September 30, 2025, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees. See Note 3 for segment results and Note 5 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K for additional information on Citi’s administration and other fiduciary fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Custody fees(1)	$697	$551	$1,939	$1,597
Fiduciary fees(1)	454	431	1,319	1,286
Guarantee fees	150	135	423	402
Total administration and other fiduciary fees(2)	$1,301	$1,117	$3,681	$3,285

(1)    Custody fees are earned primarily by Services. Fiduciary fees are earned primarily by Wealth and Legacy Franchises within All Other.
(2)    Administration and other fiduciary fees include $150 million and $135 million for the three months ended September 30, 2026 and 2025, and $423 million and $402 million for the nine months ended September 30, 2026 and 2025, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Interest rate risks(1)	$(341)	$298	$2	$1,415
Foreign exchange risks(2)	1,816	1,568	5,429	4,622
Equity risks(3)	939	808	2,967	1,997
Commodity and other risks(4)	207	219	1,029	850
Credit products and risks(5)	(346)	(121)	(663)	(99)
Total	$2,275	$2,772	$8,764	$8,785

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

7. INCENTIVE PLANS

For information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Citigroup remeasures its significant pension and postretirement benefit plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$32	$28	$—	$—	$1	$1
Interest cost on benefit obligation	110	119	110	108	3	4	37	30
Expected return on assets	(145)	(150)	(112)	(96)	(1)	(3)	(27)	(19)
Amortization of unrecognized:
Prior service (benefit)	—	—	—	(1)	(3)	(2)	(2)	(2)
Net actuarial loss (gain)	55	49	13	17	(2)	(3)	4	3
Total net expense (benefit)	$20	$18	$43	$56	$(3)	$(4)	$13	$13

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$95	$82	$—	$—	$1	$1
Interest cost on benefit obligation	331	356	331	314	9	11	111	87
Expected return on assets	(436)	(451)	(336)	(278)	(6)	(8)	(82)	(54)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	2	(3)	(7)	(7)	(5)	(5)
Net actuarial loss (gain)	163	147	39	49	(7)	(9)	14	8
Curtailment (gain)(1)	—	—	(3)	—	—	—	—	—
Total net expense (benefit)	$59	$53	$128	$164	$(11)	$(13)	$39	$37

(1)    Curtailment relates to divestiture and other wind-down activities.

Contributions
The following table summarizes the Company’s expected contributions for 2026 and the actual contributions made in 2025:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans(1)		U.S. plans		Non-U.S. plans
In millions of dollars	2026	2025	2026	2025	2026	2025	2026	2025
Company contributions(2) expected to be made during the year, and made during the prior year	$61	$55	$119	$363	$5	$19	$12	$208

(1)The Company made a discretionary contribution of approximately $40 million and $210 million to a pension plan and a postretirement benefit plan, respectively, in Mexico Consumer/SBMM during the fourth quarter of 2025. The Company also made a contribution of approximately $190 million to a pension plan in Korea during 2025 due to legislative updates.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2026	2025	2026	2025
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$5,420	$3,791	$17,383	$11,932
Less: Noncontrolling interests from continuing operations	175	38	521	95
Net income from continuing operations (for EPS purposes)	$5,245	$3,753	$16,862	$11,837
Loss from discontinued operations, net of taxes	—	(1)	(1)	(2)
Citigroup’s net income	$5,245	$3,752	$16,861	$11,835
Less: Preferred dividends	353	274	996	830
Net income available to common shareholders	$4,892	$3,478	$15,865	$11,005
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, and other relevant items(1), applicable to basic EPS	52	40	155	133
Net income allocated to common shareholders for basic EPS	$4,840	$3,438	$15,710	$10,872
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,671.4	1,820.3	1,703.1	1,851.7
Basic earnings per share
Income from continuing operations	$2.90	$1.89	$9.22	$5.87
Discontinued operations	—	—	—	—
Net income per share—basic(2)	$2.90	$1.89	$9.22	$5.87
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$4,840	$3,438	$15,710	$10,872
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	21	20	59	56
Net income allocated to common shareholders for diluted EPS	$4,861	$3,458	$15,769	$10,928
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,671.4	1,820.3	1,703.1	1,851.7
Effect of dilutive securities(3)
Other employee plans	35.2	42.3	36.3	40.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)	1,706.6	1,862.6	1,739.4	1,891.8
Diluted earnings per share
Income from continuing operations	$2.85	$1.86	$9.07	$5.78
Discontinued operations	—	—	—	—
Net income per share—diluted(2)	$2.85	$1.86	$9.07	$5.78

(1)The total for this line includes dividends and undistributed earnings ($52 million combined for 3Q26) allocated to employee restricted and deferred shares with rights to dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the nine months ended September 30, 2026 there were 1.1 million weighted-average stock options outstanding; however, they did not impact dilutive securities or EPS above using the treasury stock method. There were no weighted-average options outstanding during the prior-year period.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 12 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2026	December 31, 2025
Securities purchased under agreements to resell(1)	$310,353	$279,722
Securities borrowed	100,978	76,478
Total, net(2)	$411,331	$356,200
Allowance for credit losses on securities purchased and borrowed(3)	(4)	(5)
Total, net of allowance	$411,327	$356,195

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$378,733	$328,196
Securities loaned	31,441	19,902
Total, net(2)	$410,174	$348,098

(1)    Includes an immaterial balance of federal funds sold.
(2)    The above tables do not include securities-for-securities lending transactions of $4.7 billion and $5.5 billion at September 30, 2026 and December 31, 2025, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of September 30, 2026
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell(5)	$696,686	$386,333	$310,353	$303,730	$6,623
Securities borrowed	137,079	36,101	100,978	32,544	68,434
Total	$833,765	$422,434	$411,331	$336,274	$75,057

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$765,066	$386,333	$378,733	$319,590	$59,143
Securities loaned	67,542	36,101	31,441	27,598	3,843
Total	$832,608	$422,434	$410,174	$347,188	$62,986

	As of December 31, 2025
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities purchased under agreements to resell	$667,949	$388,227	$279,722	$273,366	$6,356
Securities borrowed	105,383	28,905	76,478	25,236	51,242
Total	$773,332	$417,132	$356,200	$298,602	$57,598

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)(2)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)(3)	Net amounts(4)
Securities sold under agreements to repurchase	$716,423	$388,227	$328,196	$283,624	$44,572
Securities loaned	48,807	28,905	19,902	17,197	2,705
Total	$765,230	$417,132	$348,098	$300,821	$47,277

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2026
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$406,905	$213,672	$59,534	$84,955	$765,066
Securities loaned	45,326	1,470	6,314	14,432	67,542
Total	$452,231	$215,142	$65,848	$99,387	$832,608

	As of December 31, 2025
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$359,099	$232,476	$53,470	$71,378	$716,423
Securities loaned	36,757	352	1,263	10,435	48,807
Total	$395,856	$232,828	$54,733	$81,813	$765,230

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2026
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$313,657	$419	$314,076
State and municipal securities	157	—	157
Foreign government securities	256,794	389	257,183
Corporate bonds	44,912	967	45,879
Equity securities	34,863	64,570	99,433
Mortgage-backed securities	105,093	3	105,096
Asset-backed securities	6,920	158	7,078
Other	2,670	1,036	3,706
Total	$765,066	$67,542	$832,608

	As of December 31, 2025
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$349,012	$28	$349,040
State and municipal securities	240	56	296
Foreign government securities	208,189	226	208,415
Corporate bonds	24,161	163	24,324
Equity securities	26,779	46,792	73,571
Mortgage-backed securities	100,191	21	100,212
Asset-backed securities	6,203	73	6,276
Other	1,648	1,448	3,096
Total	$716,423	$48,807	$765,230

11.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2026	December 31, 2025
Available-for-sale (AFS) debt securities	$306,850	$246,720
Held-to-maturity (HTM) debt securities(1)	157,501	189,831
Marketable equity securities carried at fair value(2)	89	475
Non-marketable equity securities carried at fair value(2)(3)	467	446
Non-marketable equity securities measured using the measurement alternative(4)	1,844	1,707
Non-marketable equity securities carried at cost(5)	6,015	5,050
Total investments(6)	$472,766	$444,229

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Includes $48 million and $37 million of investments in funds for which the fair values are estimated using the net asset value of the Company’s ownership interest in the funds at September 30, 2026 and December 31, 2025, respectively.
(4)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(5)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.
(6)    Not included in the balances above is approximately $3 billion and $2 billion of accrued interest receivable at September 30, 2026 and December 31, 2025, respectively, which is included in Other assets on the Consolidated Balance Sheet. The Company does not recognize an allowance for credit losses on accrued interest receivable for AFS and HTM debt securities, consistent with its non-accrual policy, which results in timely write-off of accrued interest by reversing interest income. Amounts reversed through interest income were immaterial for the three and nine months ended September 30, 2026 and 2025.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Taxable interest	$4,381	$4,033	$12,179	$12,076
Interest exempt from U.S. federal income tax	61	65	191	220
Dividend income	90	72	271	246
Total interest and dividend income on investments	$4,532	$4,170	$12,641	$12,542

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Gross realized investment gains	$75	$120	$583	$406
Gross realized investment losses	(11)	(15)	(80)	(42)
Net realized gains on sales of investments	$64	$105	$503	$364

Available-for-Sale (AFS) Debt Securities
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2026
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$59,784	$—	$3	$4,140	$(4,137)	$55,647
Other	1,023	—	1	—	1	1,024
Total mortgage-backed securities	$60,807	$—	$4	$4,140	$(4,136)	$56,671
U.S. Treasury	$78,432	$—	$41	$296	$(255)	$78,177
State and municipal	1,325	—	4	87	(83)	1,242
Foreign government	164,264	—	459	1,399	(940)	163,324
Corporate	3,607	7	4	109	(105)	3,495
Asset-backed securities(1)	1,050	—	3	2	1	1,051
Other debt securities	2,892	—	—	2	(2)	2,890
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$312,377	$7	$515	$6,035	$(5,520)	$306,850
Unallocated portfolio-layer cumulative basis adjustments(2)	$(2,342)	$—	$—	$—	$2,342	$—
Total AFS debt securities	$310,035	$7	$515	$6,035	$(3,178)	$306,850

	December 31, 2025
In millions of dollars	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
AFS debt securities
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$36,967	$—	$172	$383	$(211)	$36,756
Other	976	—	1	1	—	976
Total mortgage-backed securities	$37,943	$—	$173	$384	$(211)	$37,732
U.S. Treasury	$35,400	$—	$93	$28	$65	$35,465
State and municipal	1,589	—	5	57	(52)	1,537
Foreign government	162,801	—	902	596	306	163,107
Corporate	4,734	7	20	56	(36)	4,691
Asset-backed securities(1)	1,071	—	8	6	2	1,073
Other debt securities	3,113	—	2	—	2	3,115
Total AFS debt securities excluding portfolio-layer cumulative basis adjustments	$246,651	$7	$1,203	$1,127	$76	$246,720
Unallocated portfolio-layer cumulative basis adjustments(2)	$133	$—	$—	$—	$(133)	$—
Total AFS debt securities	$246,784	$7	$1,203	$1,127	$(57)	$246,720

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by variable interest entities (VIEs) through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the tables above. See Note 19 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Represents the cumulative basis adjustments in active portfolio-layer method fair value hedges of AFS debt securities in closed portfolios, which are not allocated to individual securities. See Note 20.

The following table presents the fair value of AFS debt securities held at the balance sheet dates that were in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2026
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$44,496	$2,934	$11,031	$1,206	$55,527	$4,140
Other	261	—	152	—	413	—
Total mortgage-backed securities	$44,757	$2,934	$11,183	$1,206	$55,940	$4,140
U.S. Treasury	$33,382	$276	$161	$20	$33,543	$296
State and municipal	535	21	565	66	1,100	87
Foreign government	83,378	1,125	11,654	274	95,032	1,399
Corporate	1,206	97	937	12	2,143	109
Asset-backed securities	308	2	—	—	308	2
Other debt securities	1,087	2	—	—	1,087	2
Total AFS debt securities(1)	$164,653	$4,457	$24,500	$1,578	$189,153	$6,035
December 31, 2025
AFS debt securities
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,475	$110	$7,156	$273	$15,631	$383
Other	28	—	413	1	441	1
Total mortgage-backed securities	$8,503	$110	$7,569	$274	$16,072	$384
U.S. Treasury	$1,888	$6	$766	$22	$2,654	$28
State and municipal	555	9	661	48	1,216	57
Foreign government	42,828	260	14,394	336	57,222	596
Corporate	266	25	1,400	31	1,666	56
Asset-backed securities	537	6	—	—	537	6
Other debt securities	—	—	85	—	85	—
Total AFS debt securities(1)	$54,577	$416	$24,875	$711	$79,452	$1,127

(1)    Gross unrealized losses exclude the effect of the cumulative basis adjustments in active portfolio-layer method fair value hedges.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2026
In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$165	$165
After 1 but within 5 years	1,195	1,187
After 5 but within 10 years	1,021	962
After 10 years	58,426	54,357
Total	$60,807	$56,671
U.S. Treasury and federal agency securities
Due within 1 year	$7,947	$7,946
After 1 but within 5 years	29,275	28,995
After 5 but within 10 years	41,210	41,236
After 10 years	—	—
Total	$78,432	$78,177
State and municipal
Due within 1 year	$8	$8
After 1 but within 5 years	60	57
After 5 but within 10 years	338	327
After 10 years	919	850
Total	$1,325	$1,242
Foreign government
Due within 1 year	$72,926	$73,017
After 1 but within 5 years	85,224	84,399
After 5 but within 10 years	5,563	5,456
After 10 years	551	452
Total	$164,264	$163,324
All other(2)
Due within 1 year	$3,762	$3,751
After 1 but within 5 years	3,060	3,013
After 5 but within 10 years	400	389
After 10 years	327	283
Total	$7,549	$7,436
Total AFS debt securities	$312,377	$306,850

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. See Note 19 for additional information about mortgage- and asset-backed securitizations in which the Company has other involvement.
(2)Includes corporate, asset-backed and other debt securities.

Held-to-Maturity (HTM) Debt Securities
The carrying value and fair value of HTM debt securities were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2026
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$61,018	$—	$10,448	$50,570
Other	1,353	17	117	1,253
Total mortgage-backed securities	$62,371	$17	$10,565	$51,823
U.S. Treasury securities	$70,852	$—	$2,590	$68,262
State and municipal	8,290	2	1,138	7,154
Foreign government	625	11	—	636
Asset-backed securities(2)	15,363	19	52	15,330
Total HTM debt securities, net	$157,501	$49	$14,345	$143,205
December 31, 2025
HTM debt securities
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$65,631	$3	$6,834	$58,800
Other	1,288	21	115	1,194
Total mortgage-backed securities	$66,919	$24	$6,949	$59,994
U.S. Treasury securities	$89,494	$—	$3,010	$86,484
State and municipal	8,608	40	469	8,179
Foreign government	790	20	—	810
Asset-backed securities(2)	24,020	72	39	24,053
Total HTM debt securities, net	$189,831	$156	$10,467	$179,520

(1)Amortized cost is reported net of ACL of $123 million and $146 million at September 30, 2026 and December 31, 2025, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 19 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2026
In millions of dollars	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$24	$24
After 1 but within 5 years	1,083	1,023
After 5 but within 10 years	1,341	1,222
After 10 years	59,923	49,554
Total	$62,371	$51,823
U.S. Treasury securities
Due within 1 year	$25,651	$25,501
After 1 but within 5 years	45,201	42,761
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$70,852	$68,262
State and municipal
Due within 1 year	$7	$6
After 1 but within 5 years	414	401
After 5 but within 10 years	2,595	2,309
After 10 years	5,274	4,438
Total	$8,290	$7,154
Foreign government
Due within 1 year	$625	$636
After 1 but within 5 years	—	—
After 5 but within 10 years	—	—
After 10 years	—	—
Total	$625	$636
All other(2)
Due within 1 year	$—	$—
After 1 but within 5 years	—	—
After 5 but within 10 years	1,734	1,735
After 10 years	13,629	13,595
Total	$15,363	$15,330
Total HTM debt securities	$157,501	$143,205

(1)Amortized cost is reported net of ACL of $123 million at September 30, 2026.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
The total amount of HTM debt securities that were delinquent or on non-accrual status was immaterial at September 30, 2026 and December 31, 2025.

Evaluating Investments for Impairment—AFS Debt
Securities
For additional information, see “Evaluating Investments for Impairment—AFS Debt Securities” in Note 1 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Recognition and Measurement of Impairment
The following table presents total impairment on AFS investments recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	$5	$9	$143	$14
Total impairment losses recognized in earnings	$5	$9	$143	$14

Allowance for Credit Losses on AFS Debt Securities
The allowance for credit losses on AFS debt securities held that the Company does not intend to sell nor will likely be required to sell was immaterial as of September 30, 2026 and December 31, 2025.

Non-Marketable Equity Securities Not Carried at
Fair Value
For additional information on non-marketable equity securities, see Notes 1 and 14 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Below is the carrying value of non-marketable equity securities measured using the measurement alternative:

In millions of dollars	September 30, 2026	December 31, 2025
Measurement alternative:
Carrying value	$1,844	$1,707

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Measurement alternative(1):
Impairment losses	$27	$14	$93	$103
Downward changes for observable prices	3	2	3	2
Upward changes for observable prices	52	8	125	54

(1)     See Note 21 for additional information about these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2026
Measurement alternative:
Impairment losses	$540
Downward changes for observable prices	21
Upward changes for observable prices	911

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended September 30, 2026 and 2025, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

CORPORATE LOANS
Corporate loans represent loans and leases managed by Services, Markets, Banking and the Mexico SBMM portion of All Other—Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2026	December 31, 2025
In North America offices(1)
Commercial and industrial	$62,218	$57,406
Financial institutions	94,982	72,154
Mortgage and real estate(2)	19,501	17,931
Installment and other(3)	29,031	23,104
Lease financing	64	72
Total	$205,796	$170,667
In offices outside North America(1)
Commercial and industrial	$98,022	$96,886
Financial institutions	40,098	27,054
Mortgage and real estate(2)	10,613	9,856
Installment and other(3)	41,235	34,100
Lease financing	63	47
Governments and official institutions	5,560	5,070
Total	$195,591	$173,013
Corporate loans, net of unearned income, excluding portfolio-layer hedges cumulative basis adjustments(4)(5)(6)	$401,387	$343,680
Unallocated portfolio-layer hedges cumulative basis adjustments(7)	$(99)	$17
Corporate loans, net of unearned income(4)(5)(6)	$401,288	$343,697

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
(4)Corporate loans are net of unearned income of $(1.3) billion and $(1.1) billion at September 30, 2026 and December 31, 2025, respectively. Unearned income on corporate loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans.
(5)Not included in the balances above is approximately $2 billion of accrued interest receivable at September 30, 2026 and December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet.
(6)Accrued interest receivable considered to be uncollectible is reversed through interest income. Amounts reversed were immaterial for the three months ended September 30, 2026 and 2025.
(7)Represents fair value hedge basis adjustments related to portfolio-layer method hedges of mortgage and real estate loans, which are not allocated to individual loans in the portfolio. See Note 20.

The Company sold and/or reclassified to held-for-sale $1.8 billion and $4.3 billion of corporate loans during the three and nine months ended September 30, 2026, and $1.3 billion and $3.2 billion of corporate loans during the three and nine months ended September 30, 2025, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2026 or 2025.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2026

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$135	$34	$169	$1,067	$156,242	$157,478
Financial institutions	2	—	2	63	132,989	133,054
Mortgage and real estate	5	7	12	405	29,697	30,114
Lease financing	—	1	1	—	126	127
Other	41	14	55	197	71,884	72,136
Loans at fair value	N/A	N/A	N/A	N/A	N/A	8,478
Total(5)	$183	$56	$239	$1,732	$390,938	$401,387

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2025

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$162	$53	$215	$1,141	$150,416	$151,772
Financial institutions	5	—	5	65	98,808	98,878
Mortgage and real estate	35	2	37	627	27,122	27,786
Lease financing	—	1	1	—	118	119
Other	107	8	115	168	58,038	58,321
Loans at fair value	N/A	N/A	N/A	N/A	N/A	6,804
Total(5)	$309	$64	$373	$2,001	$334,502	$343,680

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
(4)The Total loans column includes loans at fair value that are not included in the various delinquency columns, and, therefore, the tables’ total rows will not cross-foot. Total loans at fair value were $8.5 billion and $6.8 billion at September 30, 2026 and December 31, 2025, respectively.
(5)Excludes $(99) million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2026 and December 31, 2025, respectively.
N/A Not applicable

Corporate Loan Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	September 30, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior
Investment grade(3)
Commercial and industrial(4)	$34,422	$10,545	$6,210	$4,667	$1,712	$3,887	$31,726	$93,169
Financial institutions(4)	23,878	15,176	3,409	1,675	911	2,614	68,327	115,990
Mortgage and real estate	6,207	5,588	4,254	2,339	934	2,227	471	22,020
Other(5)	13,568	10,086	3,193	1,866	1,220	3,975	31,797	65,705
Total investment grade	$78,075	$41,395	$17,066	$10,547	$4,777	$12,703	$132,321	$296,884
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$27,292	$5,880	$3,340	$2,866	$1,087	$1,968	$20,809	$63,242
Financial institutions(4)	7,591	1,069	710	214	111	511	6,795	17,001
Mortgage and real estate	887	905	1,103	840	1,327	2,024	603	7,689
Other(5)	2,570	979	413	270	214	234	1,681	6,361
Non-accrual
Commercial and industrial(4)	152	35	22	241	65	46	506	1,067
Financial institutions	6	—	—	—	—	36	21	63
Mortgage and real estate	10	5	1	39	193	133	24	405
Other(5)	5	12	27	16	1	20	116	197
Total non-investment grade	$38,513	$8,885	$5,616	$4,486	$2,998	$4,972	$30,555	$96,025
Loans at fair value(6)								$8,478
Corporate loans, net of unearned income(7)	$116,588	$50,280	$22,682	$15,033	$7,775	$17,675	$162,876	$401,387

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior
Investment grade(3)
Commercial and industrial(4)	$40,283	$7,840	$5,461	$3,774	$2,051	$3,468	$28,011	$90,888
Financial institutions(4)	24,577	3,979	2,525	920	486	1,356	51,813	85,656
Mortgage and real estate	6,073	4,968	3,738	1,830	1,483	1,482	405	19,979
Other(5)	12,869	3,682	2,448	1,907	538	3,891	26,663	51,998
Total investment grade	$83,802	$20,469	$14,172	$8,431	$4,558	$10,197	$106,892	$248,521
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$27,614	$4,692	$3,746	$2,235	$634	$2,384	$18,438	$59,743
Financial institutions(4)	4,189	989	604	115	246	190	6,824	13,157
Mortgage and real estate	951	823	907	1,312	1,014	1,602	571	7,180
Other(5)	2,964	337	408	183	46	272	2,064	6,274
Non-accrual
Commercial and industrial	216	4	99	70	35	61	656	1,141
Financial institutions(4)	—	—	—	—	43	—	22	65
Mortgage and real estate	3	—	41	199	4	344	36	627
Other(5)	78	14	16	4	13	8	35	168
Total non-investment grade	$36,015	$6,859	$5,821	$4,118	$2,035	$4,861	$28,646	$88,355
Loans at fair value(6)								$6,804
Corporate loans, net of unearned income(7)	$119,817	$27,328	$19,993	$12,549	$6,593	$15,058	$135,538	$343,680
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
(7)Excludes $(99) million and $17 million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2026 and December 31, 2025, respectively.

Corporate Gross Credit Losses
The tables below detail gross credit losses recognized during the nine months ended September 30, 2026 and 2025, by year of loan origination:

	For the Nine Months Ended September 30, 2026
In millions of dollars	2026	2025	2024	2023	2022	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$14	$7	$4	$—	$8	$15	$197	$245
Financial institutions	2	—	—	—	—	—	—	2
Mortgage and real estate	—	—	—	—	—	5	4	9
Other(1)	—	—	—	—	—	—	14	14
Total	$16	$7	$4	$—	$8	$20	$215	$270

	For the Nine Months Ended September 30, 2025
In millions of dollars	2025	2024	2023	2022	2021	Prior	Revolving line of credit arrangement	Total
Commercial and industrial	$12	$4	$—	$—	$—	$6	$97	$119
Financial institutions	—	—	—	—	—	—	9	9
Mortgage and real estate	—	—	—	—	—	9	7	16
Other(1)	6	—	141	—	62	2	21	232
Total	$18	$4	$141	$—	$62	$17	$134	$376

(1)    Other includes installment and other, lease financing and loans to governments and official institutions.

Non-Accrual Corporate Loans

	September 30, 2026		December 31, 2025
In millions of dollars	Recorded investment(1)(2)	Related specific allowance	Recorded investment(1)(2)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$578	$240	$788	$295
Financial institutions	10	3	—	—
Mortgage and real estate	19	9	44	4
Other	140	60	121	24
Total non-accrual corporate loans with specific allowances	$747	$312	$953	$323
Non-accrual corporate loans without specific allowances
Commercial and industrial	$489		$353
Financial institutions	53		65
Mortgage and real estate	386		583
Other	57		47
Total non-accrual corporate loans without specific allowances	$985	N/A	$1,048	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Interest income recognized for the three and nine months ended September 30, 2026 was $13 million and $31 million, and for the three and nine months ended September 30, 2025 was $3 million and $17 million, respectively.
N/A Not applicable

Corporate Loan Modifications to Borrowers Experiencing Financial Difficulty
Citi evaluates and may modify certain corporate loans to borrowers experiencing financial difficulty to reduce Citi’s exposure to loss, often providing the borrower with an opportunity to work through financial difficulties. Each modification is unique to the borrower’s individual circumstances. The following tables detail corporate loan modifications granted during the three and nine months ended September 30, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications. Citi defines a corporate loan modification to a borrower experiencing financial difficulty as a modification of a loan classified as substandard or worse at the time of modification.

In millions of dollars, except weighted-average term extension	Total modifications balance at September 30, 2026(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2026
Commercial and industrial	$21	$13	$8	18
Financial institutions	—	—	—	—
Mortgage and real estate	12	12	—	59
Other(5)	—	—	—	—
Total	$33	$25	$8
Nine Months Ended September 30, 2026
Commercial and industrial	$346	$323	$23	11
Financial institutions	—	—	—	—
Mortgage and real estate	71	71	—	40
Other(5)	16	16	—	46
Total	$433	$410	$23

In millions of dollars, except weighted-average term extension	Total modifications balance at September 30, 2025(1)(2)(3)	Term extension	Combination: Term extension and payment delay(4)	Weighted-average term extension (months)
Three Months Ended September 30, 2025
Commercial and industrial	$76	$76	$—	12
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$76	$76	$—
Nine Months Ended September 30, 2025
Commercial and industrial	$141	$141	$—	10
Financial institutions	—	—	—	—
Mortgage and real estate	—	—	—	—
Other(5)	—	—	—	—
Total	$141	$141	$—

(1)The above tables reflect activity for loans outstanding as of the end of the reporting period. The balances are not significant as a percentage of the total carrying values of loans by class of receivable as of September 30, 2026 and 2025.
(2)Commitments to lend to borrowers experiencing financial difficulty that were granted modifications totaled $369 million and $105 million as of September 30, 2026 and 2025, respectively.
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

Performance of Modified Corporate Loans
The following tables present the delinquencies of modified corporate loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended September 30, 2026 and December 31, 2025:

	As of September 30, 2026(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$439	$439	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	90	90	—	—
Other(2)	16	16	—	—
Total	$545	$545	$—	$—

	As of December 31, 2025(1)
In millions of dollars	Total	Current	30–89 days past due	90+ days past due
Commercial and industrial	$286	$278	$1	$7
Financial institutions	—	—	—	—
Mortgage and real estate	77	66	11	—
Other(2)	6	6	—	—
Total	$369	$350	$12	$7

(1)Corporate loans are generally not modified as a result of their delinquency status; rather, they are modified because of events that have impacted the overall financial performance of the borrower. Corporate loans, if past due, are re-aged to current status upon modification.
(2)Other includes installment and other, lease financing and loans to governments and official institutions.

Defaults of Modified Corporate Loans
No modified corporate loans to borrowers experiencing financial difficulty defaulted during the three months ended September 30, 2026 and 2025. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due. For a modified corporate loan that is not collateral dependent, expected default rates are considered in the loan’s individually assessed ACL.

CONSUMER LOANS
Consumer loans represent loans and leases managed by Wealth, USCC and All Other—Legacy Franchises (except Mexico SBMM).
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

The following tables present Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2026

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$120,972	$347	$360	$202	$121,881	$188	$482	$670	$123
Home equity loans(7)(8)	2,206	12	33	—	2,251	15	47	62	—
Credit cards	173,285	2,281	2,348	—	177,914	—	—	—	2,348
Personal, small business and other(9)	34,514	92	31	—	34,637	1	79	80	5
Total	$330,977	$2,732	$2,772	$202	$336,683	$204	$608	$812	$2,476
In offices outside North America(5)
Residential mortgages(6)	$23,650	$41	$79	$—	$23,770	$—	$163	$163	$—
Credit cards(10)	13,918	283	340	—	14,541	—	355	355	97
Personal, small business and other(9)	45,015	143	48	—	45,206	—	192	192	—
Total	$82,583	$467	$467	$—	$83,517	$—	$710	$710	$97
Total excluding portfolio-layer hedges cumulative basis adjustments	$413,560	$3,199	$3,239	$202	$420,200	$204	$1,318	$1,522	$2,573
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$(1,783)
Total Citigroup(12)(13)					$418,417

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2025

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$118,264	$426	$484	$215	$119,389	$125	$560	$685	$121
Home equity loans(7)(8)	2,810	26	36	—	2,872	23	82	105	—
Credit cards	168,738	2,373	2,545	—	173,656	—	—	—	2,545
Personal, small business and other(9)	33,084	96	31	—	33,211	5	152	157	1
Total	$322,896	$2,921	$3,096	$215	$329,128	$153	$794	$947	$2,667
In offices outside North America(5)
Residential mortgages(6)	$23,928	$35	$78	$—	$24,041	$—	$180	$180	$—
Credit cards(10)	14,128	256	317	—	14,701	—	323	323	93
Personal, small business and other(9)	40,143	128	49	—	40,320	—	168	168	—
Total	$78,199	$419	$444	$—	$79,062	$—	$671	$671	$93
Total excluding portfolio-layer hedges cumulative basis adjustments	$401,095	$3,340	$3,540	$215	$408,190	$153	$1,465	$1,618	$2,760
Unallocated portfolio-layer hedges cumulative basis adjustments(11)					$343
Total Citigroup(12)(13)					$408,533

(1)Loans less than 30 days past due are presented as current.
(2)Includes less than $1 million and $51 million at September 30, 2026 and December 31, 2025, respectively, of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes delinquencies on classifiably managed loans presented in “Classifiably Managed Loans” below.
(4)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.1 billion and 90 days or more past due of $0.1 billion and $0.1 billion at September 30, 2026 and December 31, 2025, respectively.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.1 billion of residential mortgages outside North America related to Wealth at September 30, 2026. Includes approximately $0.2 billion and less than $0.1 billion of residential first mortgage loans in process of foreclosure in North America and outside North America, respectively, and $18.6 billion of residential mortgages outside North America related to Wealth at December 31, 2025.
(7)Includes less than $0.1 billion and less than $0.1 billion at September 30, 2026 and December 31, 2025, respectively, of home equity loans in process of foreclosure.
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
(12)Consumer loans were net of unearned income of $1,014 million and $971 million at September 30, 2026 and December 31, 2025, respectively. Unearned income on consumer loans primarily represents loan origination fees, net of certain direct origination costs, that are deferred and recognized as Interest income over the lives of the related loans, except for credit cards (see Note 5).
(13)Not included in the balances above is approximately $1 billion and $1 billion of accrued interest receivable at September 30, 2026 and December 31, 2025, respectively, which is included in Other assets on the Consolidated Balance Sheet, except for credit card loans (which include accrued interest and fees).
During the three and nine months ended September 30, 2026, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.5 billion and $1.4 billion, respectively. During the three and nine months ended September 30, 2025, the Company reversed accrued interest (primarily related to credit cards) of approximately $0.4 billion and $1.4 billion, respectively. These reversals of accrued interest are reflected as a reduction to Interest income in the Consolidated Statement of Income.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
In North America offices(1)
Residential first mortgages	$3	$3	$7	$7
Home equity loans	—	1	2	3
Personal, small business and other	—	—	2	1
Total	$3	$4	$11	$11
In offices outside North America(1)
Residential mortgages	$3	$3	$7	$7
Personal, small business and other	—	—	1	1
Total	$3	$3	$8	$8
Total Citigroup	$6	$7	$19	$19

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Sales and Purchases of Consumer Loans
During the three and nine months ended September 30, 2026, the Company sold and/or reclassified to held-for-sale (HFS) approximately $3 million and $777 million of consumer loans, respectively. During the three and nine months ended September 30, 2025, the Company sold and/or reclassified to HFS approximately $12 million and $54 million of consumer loans, respectively. Accordingly, there were immaterial releases of the associated allowance for credit losses for the three and nine months ended September 30, 2026 and 2025. The transfers exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 22), which do not have an associated allowance for credit losses. The transfers also exclude consumer loans held by businesses HFS (see “Significant Disposals” in Note 2).
Except for the acquisition of approximately $7 billion of the additional American Airlines co-branded card portfolio during the second quarter of 2026, the Company did not have significant purchases of consumer loans classified as held-for-investment for the three and nine months ended September 30, 2026 or 2025.

Consumer Credit Scores (FICO)
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available.

With respect to Citi’s consumer loan portfolio outside of the U.S. as of September 30, 2026 and December 31, 2025 ($84.9 billion and $80.8 billion, respectively), various country-specific or regional credit risk metrics and acquisition and behavior scoring models are leveraged as one of the factors to evaluate the credit quality of customers (see “Consumer Loans and Ratios Outside of North America” below). As a result, details of relevant credit quality indicators for those loans are not comparable to the below FICO score distribution for the U.S. portfolio.

FICO score distribution—U.S. portfolio	September 30, 2026
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2026	$105	$1,699	$10,705
2025	180	1,939	12,306
2024	139	1,237	6,552
2023	217	1,783	9,913
2022	352	2,613	14,500
Prior	1,889	7,877	41,159
Total residential first mortgages	$2,882	$17,148	$95,135	$—	$6,716	$121,881
Home equity line of credit (pre-reset)	$172	$528	$1,224
Home equity line of credit (post-reset)	31	36	38
Home equity term loans	35	57	81
2026	—	—	—
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
Prior	35	57	81
Total home equity loans	$238	$621	$1,343	$—	$49	$2,251
Credit cards	$23,240	$61,166	$87,785
Revolving loans converted to term loans(3)	1,886	968	183
Total credit cards(4)	$25,126	$62,134	$87,968	$—	$2,136	$177,364
Personal, small business and other
2026	$18	$333	$1,573
2025	60	383	760
2024	55	223	330
2023	31	96	119
2022	17	38	37
Prior	64	142	130
Total personal, small business and other(5)(6)	$245	$1,215	$2,949	$27,022	$2,389	$33,820
Total(7)	$28,491	$81,118	$187,395	$27,022	$11,290	$335,316

FICO score distribution—U.S. portfolio	December 31, 2025
In millions of dollars	Less than 660	660 to 739	Greater than or equal to 740	Classifiably managed(1)	FICO not available(2)	Total loans
Residential first mortgages
2025	$112	$2,309	$13,564
2024	143	1,600	7,973
2023	227	2,045	11,184
2022	368	2,877	15,199
2021	327	2,483	13,891
Prior	1,617	6,201	30,153
Total residential first mortgages	$2,794	$17,515	$91,964	$—	$7,116	$119,389
Home equity line of credit (pre-reset)	$232	$682	$1,506
Home equity line of credit (post-reset)	64	71	69
Home equity term loans	39	70	95
2025	—	—	—
2024	—	—	—
2023	—	—	—
2022	—	—	—
2021	—	—	1
Prior	39	70	94
Total home equity loans	$335	$823	$1,670	$—	$44	$2,872
Credit cards	$23,473	$59,531	$85,390
Revolving loans converted to term loans(3)	1,742	843	160
Total credit cards(4)	$25,215	$60,374	$85,550	$—	$1,969	$173,108
Personal, small business and other
2025	$43	$475	$1,475
2024	82	382	616
2023	59	185	234
2022	44	99	98
2021	7	15	14
Prior	73	158	123
Total personal, small business and other(5)(6)	$308	$1,314	$2,560	$25,168	$3,029	$32,379
Total(7)	$28,652	$80,026	$181,744	$25,168	$12,158	$327,748

(1)    These personal, small business and other loans without a FICO score available include $27.0 billion and $25.2 billion of loans as of September 30, 2026 and December 31, 2025, respectively, which are classifiably managed within Wealth and are primarily evaluated for credit risk based on their internal risk ratings. See “Classifiably Managed Loans” below.
(2)    FICO scores not available are primarily driven by loans associated with clients whose underlying properties are held in trusts or LLCs, for non-U.S. citizens, and loans guaranteed by government-sponsored entities, for which FICO scores are generally not considered by Citi.
(3)    Not included in the tables above are $41 million and $52 million of revolving credit card loans outside of the U.S. that were converted to term loans as of September 30, 2026 and December 31, 2025, respectively.
(4)    Excludes $550 million and $548 million of balances related to Canada for September 30, 2026 and December 31, 2025, respectively.
(5)    Excludes $817 million and $832 million of balances related to Canada for September 30, 2026 and December 31, 2025, respectively.
(6)    Includes approximately $10 million and $14 million of personal revolving loans that were converted to term loans for September 30, 2026 and December 31, 2025, respectively.
(7)    Excludes $(1,783) million and $343 million of unallocated portfolio-layer hedges cumulative basis adjustments at September 30, 2026 and December 31, 2025, respectively.

Consumer Gross Credit Losses
The following tables provide details on gross credit losses recognized during the nine months ended September 30, 2026 and 2025, by year of loan origination:

In millions of dollars	Nine Months Ended September 30, 2026
Residential first mortgages
2026	$—
2025	—
2024	1
2023	1
2022	1
Prior	27
Total residential first mortgages	$30
Home equity line of credit (pre-reset)	$2
Home equity line of credit (post-reset)	—
Home equity term loans	—
Total home equity loans	$2
Credit cards	$6,828
Revolving loans converted to term loans	638
Total credit cards	$7,466
Personal, small business and other
2026	$150
2025	227
2024	167
2023	81
2022	43
Prior	139
Total personal, small business and other	$807
Total Citigroup	$8,305

In millions of dollars	Nine Months Ended September 30, 2025
Residential first mortgages
2025	$—
2024	5
2023	3
2022	12
2021	4
Prior	43
Total residential first mortgages	$67
Home equity line of credit (pre-reset)	$4
Home equity line of credit (post-reset)	1
Home equity term loans	—
Total home equity loans	$5
Credit cards	$7,034
Revolving loans converted to term loans	230
Total credit cards	$7,264
Personal, small business and other
2025	$129
2024	190
2023	129
2022	73
2021	29
Prior	113
Total personal, small business and other	$663
Total Citigroup	$7,999

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

LTV distribution—U.S. portfolio(1)	September 30, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2026	$10,147	$2,454	$—
2025	12,395	2,306	—
2024	6,991	1,213	—
2023	11,579	734	—
2022	17,674	854	12
Prior	54,278	375	23
Total residential first mortgages	$113,064	$7,936	$35	$846	$121,881
Home equity loans (pre-reset)	$1,904	$10	$13
Home equity loans (post-reset)	259	7	12
Total home equity loans	$2,163	$17	$25	$46	$2,251
Total(2)	$115,227	$7,953	$60	$892	$124,132

LTV distribution—U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available(1)	Total
Residential first mortgages
2025	$12,061	$4,163	$—
2024	7,845	2,181	3
2023	12,637	1,288	3
2022	18,144	1,378	23
2021	17,495	276	6
Prior	40,567	348	28
Total residential first mortgages	$108,749	$9,634	$63	$943	$119,389
Home equity loans (pre-reset)	$2,348	$42	$32
Home equity loans (post-reset)	375	13	21
Total home equity loans	$2,723	$55	$53	$41	$2,872
Total(2)	$111,472	$9,689	$116	$984	$122,261

(1)Residential first mortgages with no LTV information available include government-guaranteed loans that do not require LTV information for credit risk assessment and fair value loans.
(2)Excludes $(1,783) million and $343 million of unallocated portfolio-layer cumulative basis adjustments at September 30, 2026 and December 31, 2025, respectively.

Loan-to-Value (LTV) Ratios—Outside of U.S. Consumer Mortgages
The following tables provide details on the LTV ratios for Citi’s consumer mortgage portfolio outside of the U.S. by year of origination:

LTV distribution—outside of U.S. portfolio(1)	September 30, 2026
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2026	$2,289	$196	$1
2025	2,533	127	—
2024	2,556	85	—
2023	2,066	531	—
2022	2,171	799	1
Prior	8,888	1,036	9
Total	$20,503	$2,774	$11	$482	$23,770

LTV distribution—outside of U.S. portfolio(1)	December 31, 2025
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential mortgages
2025	$2,576	$207	$—
2024	2,825	275	—
2023	2,062	727	150
2022	2,283	630	415
2021	2,168	648	345
Prior	7,712	456	67
Total	$19,626	$2,943	$977	$495	$24,041

(1)Mortgage portfolios outside of the U.S. are primarily in Wealth. As of September 30, 2026 and December 31, 2025, mortgage portfolios outside of the U.S. had an average LTV of approximately 53% and 56%, respectively.

Consumer Loans and Ratios Outside of North America

			Delinquency-managed loans and ratios
In millions of dollars at September 30, 2026	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio	3Q26 NCL ratio	3Q25 NCL ratio
Residential mortgages(3)	$23,770	$—	$23,770	0.17%	0.33%	0.07%	0.10%
Credit cards	14,541	—	14,541	1.95	2.34	7.70	5.98
Personal, small business and other(4)	45,206	27,530	17,676	0.81	0.27	1.44	1.09
Total	$83,517	$27,530	$55,987	0.83%	0.83%	2.17%	1.67%

			Delinquency-managed loans and ratios
In millions of dollars at December 31, 2025	Total loans outside of North America(1)	Classifiably managed loans(2)	Delinquency-managed loans	30–89 days past due ratio	≥ 90 days past due ratio
Residential mortgages(3)	$24,041	$—	$24,041	0.15%	0.32%
Credit cards	14,701	—	14,701	1.74	2.16
Personal, small business and other(4)	40,320	22,297	18,023	0.71	0.27
Total	$79,062	$22,297	$56,765	0.74%	0.78%

(1)    Mexico is included in offices outside of North America.
(2)    Classifiably managed loans are primarily evaluated for credit risk based on their internal risk classification. See “Classifiably Managed Loans” below.
(3)    Includes $18.1 billion and $18.6 billion as of September 30, 2026 and December 31, 2025, respectively, of residential mortgages related to Wealth.
(4)    Includes $34.9 billion and $30.6 billion as of September 30, 2026 and December 31, 2025, respectively, of loans related to Wealth.

Classifiably Managed Loans
The following table provides details on classifiably managed loans included in the total consumer loan population as of September 30, 2026:

	Classifiably managed
In millions of dollars at September 30, 2026	Total	Investment grade %	Delinquency managed	Total loans
In North America offices
Residential first mortgages	$—	—%	$121,881	$121,881
Home equity loans	—	—	2,251	2,251
Credit cards	—	—	177,914	177,914
Personal, small business and other	27,840	79	6,797	34,637
Total				$336,683
In offices outside of North America
Residential mortgages	$—	—%	$23,770	$23,770
Credit cards	—	—	14,541	14,541
Personal, small business and other	27,530	58	17,676	45,206
Total				$83,517
Total excluding portfolio-layer hedges cumulative basis adjustments	$55,370	68%	$364,830	$420,200
Unallocated portfolio-layer hedges cumulative basis adjustments				$(1,783)
Total Citigroup				$418,417

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
During the three and nine months ended September 30, 2026, $5 million and $8 million, respectively, of mortgage loans were enrolled in trial modification programs. During the three and nine months ended September 30, 2025, $40 million and $59 million, respectively, of mortgage loans were enrolled in trial modification programs. Mortgage loans of $2 million and $4 million had gone through Chapter 7 bankruptcy during the three and nine months ended September 30, 2026, and $4 million and $8 million during the three and nine months ended September 30, 2025, respectively.

Types of Consumer Loan Modifications and Their Financial Effect
The following tables provide details on permanent consumer loan modifications granted during the three and nine months ended September 30, 2026 and 2025 to borrowers experiencing financial difficulty by type of modification granted and the financial effect of those modifications:

			For the Three Months Ended September 30, 2026
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2026(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.06%	$74	$2	$13	$51	$8	1%	123	14
Credit cards	0.30	541	541	—	—	—	24	—	—
Personal, small business and other	0.02	8	—	—	—	8	8	16	—
Total	0.19%	$623	$543	$13	$51	$16
In offices outside North America(4)
Residential mortgages	0.03%	$7	$—	$—	$5	$2	—%	193	12
Credit cards	0.08	12	9	—	—	3	31	24	—
Personal, small business and other	0.06	26	3	1	—	22	6	28	—
Total	0.05%	$45	$12	$1	$5	$27

			For the Three Months Ended September 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.03%	$35	$—	$15	$14	$6	—%	113	10
Credit cards	0.28	467	467	—	—	—	24	—	—
Personal, small business and other	0.02	8	—	—	—	8	8	19	—
Total	0.16%	$510	$467	$15	$14	$14
In offices outside North America(4)
Residential mortgages	0.04%	$10	$—	$—	$8	$2	1%	171	12
Credit cards	0.06	8	7	—	—	1	26	21	—
Personal, small business and other	0.03	13	4	—	—	9	7	21	—
Total	0.04%	$31	$11	$—	$8	$12

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the three months ended September 30, 2026 and 2025, Citi granted forgiveness of $1 million and $1 million in residential first mortgage loans, $44 million and $38 million in credit card loans and $2 million and $3 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2026 and 2025.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2026 and 2025.
(3)    For major consumer portfolios, the ACLL is based on macroeconomic-sensitive models that rely on historical performance and macroeconomic scenarios to forecast expected credit losses. Modifications of consumer loans impact expected credit losses by affecting the likelihood of default.
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the three months ended September 30, 2026 and 2025.

			For the Nine Months Ended September 30, 2026
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2026(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.21%	$256	$4	$34	$194	$24	1%	147	12
Home equity loans	0.09	2	—	—	2	—	—	—	11
Credit cards	0.74	1,311	1,311	—	—	—	24	—	—
Personal, small business and other	0.06	21	1	—	—	20	8	17	—
Total	0.47%	$1,590	$1,316	$34	$196	$44
In offices outside North America(4)
Residential mortgages	0.11%	$25	$—	$—	$20	$5	—%	205	12
Credit cards	0.23	33	21	—	—	12	32	24	—
Personal, small business and other	0.14	62	8	1	—	53	6	27	—
Total	0.14%	$120	$29	$1	$20	$70

			For the Nine Months Ended September 30, 2025
In millions of dollars, except weighted averages	Modifications as % of loans	Total modifications balance at September 30, 2025(1)(2)(3)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Weighted-average interest rate reduction %	Weighted-average term extension (months)	Weighted-average delay in payments (months)
In North America offices(4)
Residential first mortgages(5)	0.30%	$355	$1	$39	$299	$16	—%	139	9
Home equity loans	0.10	3	—	—	3	—	—	—	8
Credit cards	0.71	1,196	1,195	—	1	—	25	—	4
Personal, small business and other	0.08	25	1	—	—	24	8	19	—
Total	0.49%	$1,579	$1,197	$39	$303	$40
In offices outside North America(4)
Residential mortgages	0.13%	$31	$—	$—	$27	$4	2%	183	12
Credit cards	0.15	20	19	—	—	1	24	21	—
Personal, small business and other	0.07	28	7	—	—	21	6	25	—
Total	0.10%	$79	$26	$—	$27	$26

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period. During the nine months ended September 30, 2026 and 2025, Citi granted forgiveness of $2 million and $1 million in residential first mortgage loans, $118 million and $93 million in credit card loans and $3 million and $3 million in personal, small business and other loans, respectively. As a result, there were no outstanding balances as of September 30, 2026 and 2025.
(2)    Commitments to lend to borrowers experiencing financial difficulty that were granted modifications included in the tables above were immaterial at September 30, 2026 and 2025.
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
(4)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(5)    Excludes residential first mortgages discharged in Chapter 7 bankruptcy in the nine months ended September 30, 2026 and 2025.

Performance of Modified Consumer Loans
The following tables present the delinquencies and gross credit losses of permanently modified consumer loans to borrowers experiencing financial difficulty, including loans that were modified during the 12 months ended September 30, 2026 and the year ended December 31, 2025:

	As of September 30, 2026
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$329	$228	$30	$71	$—
Home equity loans	2	1	—	1	—
Credit cards	1,630	1,319	210	101	263
Personal, small business and other	27	24	2	1	2
Total(2)	$1,988	$1,572	$242	$174	$265
In offices outside North America(1)
Residential mortgages	$31	$28	$2	$1	$—
Credit cards	38	32	4	2	1
Personal, small business and other	65	51	12	2	1
Total(2)	$134	$111	$18	$5	$2

	As of December 31, 2025
In millions of dollars	Total	Current	30–89 days past due	90+ days past due	Gross credit losses
In North America offices(1)
Residential first mortgages	$380	$128	$28	$224	$—
Home equity loans	3	1	—	2	—
Credit cards	1,525	1,190	212	123	277
Personal, small business and other	29	26	2	1	2
Total(2)	$1,937	$1,345	$242	$350	$279
In offices outside North America(1)
Residential mortgages	$35	$32	$2	$1	$1
Credit cards	27	23	3	1	1
Personal, small business and other	40	32	6	2	1
Total(2)	$102	$87	$11	$4	$3

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

Defaults of Modified Consumer Loans
The following tables present default activity for permanently modified consumer loans to borrowers experiencing financial difficulty by type of modification granted, including loans that were modified and subsequently defaulted during the three and nine months ended September 30, 2026 and 2025. Default is defined as 60 days past due:

		For the Three Months Ended September 30, 2026
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$9	$—	$5	$—	$4	$—	$—
Credit cards(4)	93	93	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$103	$93	$5	$—	$5	$—	$—
In offices outside North America(3)
Residential mortgages	$—	$—	$—	$—	$—	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$4	$2	$—	$—	$2	$—	$—

		For the Three Months Ended September 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$8	$—	$4	$—	$4	$—	$—
Credit cards(4)	92	92	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$101	$92	$4	$—	$5	$—	$—
In offices outside North America(3)
Residential mortgages	$1	$—	$—	$1	$—	$—	$—
Credit cards(4)	1	1	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$3	$1	$—	$1	$1	$—	$—

		For the Nine Months Ended September 30, 2026
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$28	$1	$15	$—	$12	$—	$—
Credit cards(4)	136	136	—	—	—	—	—
Personal, small business and other	1	—	—	—	1	—	—
Total	$165	$137	$15	$—	$13	$—	$—
In offices outside North America(3)
Residential mortgages	$2	$—	$—	$2	$—	$—	$—
Credit cards(4)	6	3	—	—	3	—	—
Personal, small business and other	14	1	—	—	13	—	—
Total	$22	$4	$—	$2	$16	$—	$—

		For the Nine Months Ended September 30, 2025
In millions of dollars	Total(1)(2)	Interest rate reduction	Term extension	Payment delay	Combination: interest rate reduction and term extension	Combination: term extension and payment delay	Combination: interest rate reduction, term extension and payment delay
In North America offices(3)
Residential first mortgages	$25	$—	$15	$—	$10	$—	$—
Credit cards(4)	150	150	—	—	—	—	—
Personal, small business and other	2	—	—	—	2	—	—
Total	$177	$150	$15	$—	$12	$—	$—
In offices outside North America(3)
Residential mortgages	$4	$—	$—	$3	$1	$—	$—
Credit cards(4)	2	2	—	—	—	—	—
Personal, small business and other	4	—	—	—	4	—	—
Total	$10	$2	$—	$3	$5	$—	$—

(1)    The above tables reflect activity for loans outstanding as of the end of the reporting period.
(2)    Modified residential first mortgages that default are typically liquidated through foreclosure or a similar type of liquidation.
(3)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(4)    Modified credit card loans that default continue to be charged off in accordance with Citi’s consumer charge-off policy.

13. ALLOWANCE FOR CREDIT LOSSES

The following tables summarize Citi’s allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Allowance for credit losses on loans (ACLL) at beginning of period	$19,961	$19,123	$19,247	$18,574
Gross credit losses on loans	(2,774)	(2,726)	(8,575)	(8,375)
Gross recoveries on loans	557	512	1,746	1,468
Net credit losses (NCLs) on loans	$(2,217)	$(2,214)	$(6,829)	$(6,907)
Replenishment of NCLs	$2,217	$2,214	$6,829	$6,907
Net reserve builds (releases) for loans	196	(10)	809	466
Net specific reserve builds (releases) for loans	3	55	(14)	(76)
Total provision for credit losses on loans (PCLL)	$2,416	$2,259	$7,624	$7,297
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	—	78	—
Other, net (see table below)	(69)	38	(29)	242
ACLL at end of period	$20,091	$19,206	$20,091	$19,206
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$1,899	$1,721	$1,833	$1,601
Provision (release) for credit losses on ACLUC(3)	134	100	221	189
Other, net	11	(1)	(10)	30
ACLUC at end of period(2)	$2,044	$1,820	$2,044	$1,820
Total ACLL and ACLUC	$22,135	$21,026	$22,135	$21,026
Allowance for credit losses on other assets at beginning of period(4)	$174	$2,699	$147	$1,865
NCLs on other assets	4	(7)	(4)	(25)
Provision (release) for credit losses on other assets	(53)	79	(22)	499
Other, net(5)	(8)	(150)	(4)	282
Allowance for credit losses on other assets at end of period(4)	$117	$2,621	$117	$2,621
Allowance for credit losses on HTM debt securities at beginning of period	$117	$136	$146	$137
Provision (release) for credit losses on HTM debt securities	6	(5)	(23)	(3)
Other, net	—	—	—	(3)
Allowance for credit losses on HTM debt securities at end of period	$123	$131	$123	$131
Total ACL	$22,375	$23,778	$22,375	$23,778

Other, net details (ACLL)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Reclasses of consumer ACLL to HFS	$—	$—	$—	$(29)
FX translation and other	(69)	38	(29)	271
Other, net (ACLL)	$(69)	$38	$(29)	$242

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $120 million during the nine months ended September 30, 2026.
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
(5)Primarily reflects the impact of FX translation on Other assets for transfer risk associated with exposures outside the U.S.

Allowance for Credit Losses on Loans (ACLL) and End-of-Period Loans

	Three Months Ended
	September 30, 2026			September 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,451	$16,510	$19,961	$3,023	$16,100	$19,123
Charge-offs	(75)	(2,699)	(2,774)	(114)	(2,612)	(2,726)
Recoveries	17	540	557	22	490	512
Replenishment of NCLs	58	2,159	2,217	92	2,122	2,214
Net reserve builds (releases)	(75)	271	196	(76)	66	(10)
Net specific reserve builds (releases)	3	—	3	54	1	55
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	—	—	—	—	—
Other	(9)	(60)	(69)	—	38	38
Ending balance	$3,370	$16,721	$20,091	$3,001	$16,205	$19,206

	Nine Months Ended
	September 30, 2026			September 30, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,053	$16,194	$19,247	$2,556	$16,018	$18,574
Charge-offs	(270)	(8,305)	(8,575)	(376)	(7,999)	(8,375)
Recoveries	70	1,676	1,746	53	1,415	1,468
Replenishment of NCLs	200	6,629	6,829	323	6,584	6,907
Net reserve builds (releases)	348	461	809	468	(2)	466
Net specific reserve builds (releases)	(13)	(1)	(14)	(77)	1	(76)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period(1)	—	78	78	—	—	—
Other	(18)	(11)	(29)	54	188	242
Ending balance	$3,370	$16,721	$20,091	$3,001	$16,205	$19,206

(1)Upon acquisition, the par value of the purchased credit-deteriorated assets was approximately $120 million during the nine months ended September 30, 2026.

	September 30, 2026			December 31, 2025
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$3,058	$16,647	$19,705	$2,730	$16,144	$18,874
Individually evaluated	312	50	362	323	51	374
Purchased credit deteriorated	—	24	24	—	(1)	(1)
Total ACLL	$3,370	$16,721	$20,091	$3,053	$16,194	$19,247
Loans, net of unearned income
Collectively evaluated	$391,078	$418,249	$809,327	$334,892	$408,225	$743,117
Individually evaluated	1,732	50	1,782	2,001	149	2,150
Purchased credit deteriorated	—	118	118	—	108	108
Held at fair value	8,478	—	8,478	6,804	51	6,855
Total loans, net of unearned income	$401,288	$418,417	$819,705	$343,697	$408,533	$752,230

Changes in the ACL
(September 30, 2026 vs. December 31, 2025)
The total allowance for credit losses on loans, leases, unfunded lending commitments, other assets and HTM debt securities (in aggregate, total ACL) as of September 30, 2026 was $22,375 million, an increase of $1,002 million from $21,373 million at December 31, 2025, driven by changes in the macroeconomic outlook, portfolio growth and changes in portfolio quality, partially offset by refinements to loss assumptions.

Consumer ACLL
Citi’s total consumer allowance for credit losses on loans (ACLL) as of September 30, 2026 was $16,721 million, an increase of $527 million from $16,194 million at December 31, 2025. The increase was driven by changes in the macroeconomic outlook and the acquisition of the additional American Airlines co-branded card portfolio, partially offset by refinements to loss assumptions.
Corporate ACLL
Citi’s total corporate ACLL as of September 30, 2026 was $3,370 million, an increase of $317 million from $3,053 million at December 31, 2025. The increase was driven by changes in the macroeconomic outlook and portfolio growth, partially offset by refinements to loss assumptions and changes in credit quality.

ACLUC
As of September 30, 2026, Citi’s total allowance for unfunded lending commitments (ACLUC), included in Other liabilities, was $2,044 million, an increase of $211 million from $1,833 million at December 31, 2025. The increase was driven by portfolio growth and changes in the macroeconomic outlook, partially offset by refinements to loss assumptions.

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2026
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$18	$3	$153	$174
Gross credit losses	—	—	(13)	(13)
Gross recoveries	—	—	17	17
Net credit losses (NCLs)	$—	$—	$4	$4
Replenishment of NCLs	$—	$—	$(4)	$(4)
Net reserve builds (releases)	(5)	1	(45)	(49)
Total provision for credit losses	$(5)	$1	$(49)	$(53)
Other, net	$(1)	$—	$(7)	$(8)
Allowance for credit losses on other assets at end of quarter	$12	$4	$101	$117

	Nine Months Ended September 30, 2026
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$23	$5	$119	$147
Gross credit losses	—	—	(35)	(35)
Gross recoveries	—	—	31	31
Net credit losses (NCLs)	$—	$—	$(4)	$(4)
Replenishment of NCLs	$—	$—	$4	$4
Net reserve builds (releases)	(11)	(1)	(14)	(26)
Total provision for credit losses	$(11)	$(1)	$(10)	$(22)
Other, net	$—	$—	$(4)	$(4)
Allowance for credit losses on other assets at end of quarter	$12	$4	$101	$117

(1)Primarily ACL related to transfer risk associated with exposures outside the U.S.

	Three Months Ended September 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$40	$10	$2,649	$2,699
Gross credit losses	—	—	(19)	(19)
Gross recoveries	—	—	12	12
Net credit losses (NCLs)	$—	$—	$(7)	$(7)
Replenishment of NCLs	$—	$—	$7	$7
Net reserve builds (releases)	2	(2)	72	72
Total provision for credit losses	$2	$(2)	$79	$79
Other, net	$—	$—	$(150)	$(150)
Allowance for credit losses on other assets at end of quarter	$42	$8	$2,571	$2,621

	Nine Months Ended September 30, 2025
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$25	$3	$1,837	$1,865
Gross credit losses	—	—	(50)	(50)
Gross recoveries	—	—	25	25
Net credit losses (NCLs)	$—	$—	$(25)	$(25)
Replenishment of NCLs	$—	$—	$25	$25
Net reserve builds (releases)	17	5	452	474
Total provision for credit losses	$17	$5	$477	$499
Other, net	$—	$—	$282	$282
Allowance for credit losses on other assets at end of quarter	$42	$8	$2,571	$2,621

(1)    Primarily ACL related to transfer risk associated with exposures outside the U.S.

For the ACL on AFS debt securities, see Note 11.

14.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Services	Markets	Banking	Wealth(1)	USCC(1)	All Other	Total
Balance at December 31, 2025	$2,141	$5,833	$1,028	$5,062	$4,733	$301	$19,098
Foreign currency translation	(31)	(75)	—	4	—	1	(101)
Balance at March 31, 2026	$2,110	$5,758	$1,028	$5,066	$4,733	$302	$18,997
Foreign currency translation	1	(19)	4	22	—	7	15
Balance at June 30, 2026	$2,111	$5,739	$1,032	$5,088	$4,733	$309	$19,012
Foreign currency translation	45	60	(6)	(30)	—	(9)	60
Balance at September 30, 2026	$2,156	$5,799	$1,026	$5,058	$4,733	$300	$19,072

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
Based on management’s qualitative assessment performed subsequent to the first-quarter interim impairment test, no other events or changes in circumstances were identified as of September 30, 2026, indicating that the fair value of any of Citi’s other reporting units was more-likely-than-not below its carrying amount, and no impairment was recognized.
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

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2026			December 31, 2025
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships (PCCR)(1)	$6,052	$4,746	$1,306	$5,315	$4,639	$676
Credit card contract-related intangibles(2)	4,661	2,077	2,584	4,579	1,987	2,592
Other customer relationships	321	299	22	321	291	30
Present value of future profits	35	35	—	35	35	—
Indefinite-lived intangible assets	226	—	226	227	—	227
Intangible assets (excluding MSRs)	$11,295	$7,157	$4,138	$10,477	$6,952	$3,525
Mortgage servicing rights (MSRs)(3)	895	—	895	759	—	759
Total intangible assets	$12,190	$7,157	$5,033	$11,236	$6,952	$4,284

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2025	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2026
PCCR(1)	$676	$738	$(108)	$—	$—	$1,306
Credit card contract-related intangibles(2)	2,592	82	(90)	—	—	2,584
Other customer relationships	30	—	(9)	—	1	22
Indefinite-lived intangible assets	227	—	—	—	(1)	226
Intangible assets (excluding MSRs)	$3,525	$820	$(207)	$—	$—	$4,138
MSRs(3)	759					895
Total intangible assets	$4,284					$5,033

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
(3)See Note 19.

15. DEPOSITS

Deposits consisted of the following:

	September 30,	December 31,
In millions of dollars	2026(1)	2025
Non-interest-bearing deposits in U.S. offices	$120,816	$121,610
Interest-bearing deposits in U.S. offices (including $4,373 and $1,862 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	684,500	613,052
Total deposits in U.S. offices(1)	$805,316	$734,662
Non-interest-bearing deposits in offices outside the U.S. (including $1,592 and $1,218 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	$85,671	$87,041
Interest-bearing deposits in offices outside the U.S. (including $1,431 and $1,142 as of September 30, 2026 and December 31, 2025, respectively, at fair value)	614,335	581,870
Total deposits in offices outside the U.S.(1)	$700,006	$668,911
Total deposits	$1,505,322	$1,403,573

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

Short-Term Borrowings

In millions of dollars	September 30, 2026	December 31, 2025
Commercial paper
Bank(1)	$13,012	$10,050
Broker-dealer and other(2)	9,332	9,891
Total commercial paper	$22,344	$19,941
Other borrowings(3)	39,174	31,937
Total	$61,518	$51,878

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2026 and December 31, 2025, collateralized short-term advances from Federal Home Loan Banks were $7.0 billion and $6.0 billion, respectively.
Long-Term Debt

In millions of dollars	September 30, 2026	December 31, 2025
Citigroup Inc.(1)	$173,867	$177,855
Bank(2)	56,808	36,481
Broker-dealer and other(3)	115,110	101,491
Total	$345,785	$315,827

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2026 and December 31, 2025, collateralized long-term advances from the Federal Home Loan Banks were $23.0 billion and $3.0 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes junior subordinated debentures owned by Citigroup Capital III and Citigroup Capital XIII and related to Citi’s outstanding trust preferred securities with a balance sheet carrying value of $1.6 billion at September 30, 2026 and December 31, 2025.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2026:

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
(3)The spread incorporates the original contractual spread and a 26.161 bps tenor spread adjustment.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)(5)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2026
Balance at June 30, 2026	$(1,825)	$(1,827)	$(510)	$(5,181)	$(30,160)	$(17)	$20	$(39,500)
Net increase (decrease) due to Banamex equity sales(7)	(1)	—	—	12	125	—	(1)	135
Other comprehensive income before reclassifications	(1,521)	448	(868)	48	(210)	8	6	(2,089)
Increase (decrease) due to amounts reclassified from AOCI	(45)	2	11	49	—	(1)	—	16
Change, net of taxes	$(1,567)	$450	$(857)	$109	$(85)	$7	$5	$(1,938)
Balance at September 30, 2026	$(3,392)	$(1,377)	$(1,367)	$(5,072)	$(30,245)	$(10)	$25	$(41,438)
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(1,240)	$(2,143)	$10	$(5,504)	$(33,016)	$(34)	$30	$(41,897)
Net increase (decrease) due to Banamex equity sales(7)	(17)	—	—	237	2,128	—	(11)	2,337
Other comprehensive income before reclassifications	(1,861)	747	(1,432)	49	647	27	6	(1,817)
Increase (decrease) due to amounts reclassified from AOCI	(274)	19	55	146	(4)	(3)	—	(61)
Change, net of taxes	$(2,152)	$766	$(1,377)	$432	$2,771	$24	$(5)	$459
Balance at September 30, 2026	$(3,392)	$(1,377)	$(1,367)	$(5,072)	$(30,245)	$(10)	$25	$(41,438)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended September 30, 2026	$(53)	$—	$—	$17	$(262)	$—	$8	$(290)
Nine Months Ended September 30, 2026	$(80)	$—	$1	$78	$(202)	$—	$5	$(198)

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	CTA, net of hedges(4)	Excluded component of fair value hedges	Long-duration insurance contracts(6)	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2025
Balance at June 30, 2025	$(2,044)	$(684)	$(141)	$(5,690)	$(35,232)	$(45)	$50	$(43,786)
Other comprehensive income before reclassifications	523	(1,044)	(75)	(20)	138	11	(10)	(477)
Increase (decrease) due to amounts reclassified from AOCI	(73)	23	100	46	(3)	—	—	93
Change, net of taxes	$450	$(1,021)	$25	$26	$135	$11	$(10)	$(384)
Balance at September 30, 2025	$(1,594)	$(1,705)	$(116)	$(5,664)	$(35,097)	$(34)	$40	$(44,170)
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(2,837)	$(1,121)	$(220)	$(5,627)	$(38,047)	$(52)	$52	$(47,852)
Other comprehensive income before reclassifications	1,502	(613)	(267)	(171)	2,941	15	(12)	3,395
Increase (decrease) due to amounts reclassified from AOCI	(259)	29	371	134	9	3	—	287
Change, net of taxes	$1,243	$(584)	$104	$(37)	$2,950	$18	$(12)	$3,682
Balance at September 30, 2025	$(1,594)	$(1,705)	$(116)	$(5,664)	$(35,097)	$(34)	$40	$(44,170)

Change in Noncontrolling interests’ AOCI, not included above:
Three Months Ended September 30, 2025	$8	$—	$—	$—	$(3)	$—	$—	$5
Nine Months Ended September 30, 2025	$15	$—	$—	$—	$97	$—	$—	$112

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 21.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets and Citi’s pay fixed/receive floating interest rate swap programs that hedge certain floating rates on liabilities.
(3)Primarily reflects adjustments based on actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income. Citigroup remeasures its significant pension and postretirement benefits plans’ obligations and assets by updating plan actuarial assumptions quarterly, when certain conditions are met to trigger interim remeasurement. No interim remeasurement occurred for the third quarter of 2026 or 2025.
(4)Primarily reflects the movements in (by order of impact) the South Korean won, Mexican peso, Chilean peso and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2026. Primarily reflects the movements in (by order of impact) the Mexican peso, Indian rupee, euro, Polish zloty, South Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2026. Primarily reflects the movement in (by order of impact) the Mexican peso, euro and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2025. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, Polish zloty, Brazilian real, South Korean won, Singapore dollar and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2025. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)The nine months ended September 30, 2026 reflects the reduction of a $1.6 billion CTA loss (net of hedges) associated with Citi’s sale of AO Citibank, which closed in the first quarter of 2026. For additional information see Note 2 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
(6)Reflects the change in the liability for future policyholder benefits for certain long-duration life-contingent annuity contracts that are issued by a regulated Banamex insurance subsidiary within Mexico Consumer/SBMM and reported within Legacy Franchises. The amount reflects the change in the liability after discounting using an upper-medium-grade fixed income instrument yield that reflects the duration characteristics of the liability. The balance of the liability for future policyholder benefits, which is recorded within Other liabilities, for this insurance subsidiary was approximately $547 million and $491 million at September 30, 2026 and 2025, respectively.
(7)Represents the change due to the Banamex equity sales on the sale effective date. See “Sale of 24% Equity Stake in Banamex” in Note 2.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2026
Balance at June 30, 2026	$(45,876)	$6,376	$(39,500)
Net unrealized gains (losses) on debt securities	(2,040)	473	(1,567)
Debt valuation adjustment (DVA)	604	(154)	450
Cash flow hedges	(1,137)	280	(857)
Benefit plans	116	(7)	109
Foreign currency translation adjustment (CTA)	25	(110)	(85)
Excluded component of fair value hedges	10	(3)	7
Long-duration insurance contracts	8	(3)	5
Change	$(2,414)	$476	$(1,938)
Balance at September 30, 2026	$(48,290)	$6,852	$(41,438)
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(48,156)	$6,259	$(41,897)
Net unrealized gains (losses) on debt securities	(2,885)	733	(2,152)
DVA	1,033	(267)	766
Cash flow hedges	(1,816)	439	(1,377)
Benefit plans	612	(180)	432
CTA	2,898	(127)	2,771
Excluded component of fair value hedges	31	(7)	24
Long-duration insurance contracts	(7)	2	(5)
Change	$(134)	$593	$459
Balance at September 30, 2026	$(48,290)	$6,852	$(41,438)

In millions of dollars	Pretax	Tax effect(1)	After-tax
Three Months Ended September 30, 2025
Balance at June 30, 2025	$(49,927)	$6,141	$(43,786)
Change in net unrealized gains (losses) on debt securities	613	(163)	450
DVA	(1,293)	272	(1,021)
Cash flow hedges	44	(19)	25
Benefit plans	20	6	26
CTA	67	68	135
Excluded component of fair value hedges	14	(3)	11
Long-duration insurance contracts	(16)	6	(10)
Change	$(551)	$167	$(384)
Balance at September 30, 2025	$(50,478)	$6,308	$(44,170)
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(54,439)	$6,587	$(47,852)
Change in net unrealized gains (losses) on debt securities	1,720	(477)	1,243
DVA	(684)	100	(584)
Cash flow hedges	140	(36)	104
Benefit plans	(55)	18	(37)
CTA	2,834	116	2,950
Excluded component of fair value hedges	22	(4)	18
Long-duration insurance contracts	(16)	4	(12)
Change	$3,961	$(279)	$3,682
Balance at September 30, 2025	$(50,478)	$6,308	$(44,170)

(1)    Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Realized (gains) losses on sales of investments	$(64)	$(105)	$(503)	$(364)
Gross impairment losses	5	9	143	14
Subtotal, pretax	$(59)	$(96)	$(360)	$(350)
Tax effect	14	23	86	91
Net realized (gains) losses on investments, after-tax(1)	$(45)	$(73)	$(274)	$(259)
Realized DVA (gains) losses on fair value option liabilities, pretax	$3	$42	$25	$49
Tax effect	(1)	(19)	(6)	(20)
Net realized DVA, after-tax	$2	$23	$19	$29
Interest rate contracts	$5	$125	$49	$482
Foreign exchange contracts	10	6	25	6
Subtotal, pretax	$15	$131	$74	$488
Tax effect	(4)	(31)	(19)	(117)
Amortization of cash flow hedges, after-tax(2)	$11	$100	$55	$371
Amortization of unrecognized:
Prior service cost (benefit)	$(3)	$(4)	$(9)	$(13)
Net actuarial loss	69	66	210	196
Curtailment/settlement impact(3)	—	—	(3)	—
Subtotal, pretax	$66	$62	$198	$183
Tax effect	(17)	(16)	(52)	(49)
Amortization of benefit plans, after-tax(3)	$49	$46	$146	$134
Excluded component of fair value hedges, pretax	$(1)	$—	$(3)	$3
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$(1)	$—	$(3)	$3
Long-duration contracts, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Long-duration contracts, after-tax	$—	$—	$—	$—
CTA, pretax	$—	$(3)	$(4)	$9
Tax effect	—	—	—	—
CTA, after-tax(4)	$—	$(3)	$(4)	$9
Total amounts reclassified out of AOCI, pretax	$24	$136	$(70)	$382
Total tax effect	(8)	(43)	9	(95)
Total amounts reclassified out of AOCI, after-tax	$16	$93	$(61)	$287

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 11.
(2)See Note 20.
(3)See Note 8.
(4)The pretax amount is reclassified to Other revenue in the Consolidated Statement of Income.

18.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

			Dividend rate as of September 30, 2026	Redemption price per depositary share		Carrying value (in millions of dollars)
	Issuance date	Redeemable by issuer beginning			Number of depositary shares	September 30, 2026	December 31, 2025
Series T(1)	April 25, 2016	August 15, 2026	N/A	$1,000	1,500,000	$—	$1,500
Series X(2)	February 18, 2021	February 18, 2026	N/A	1,000	2,300,000	—	2,300
Series Y(3)	October 27, 2021	November 15, 2026	4.150%	1,000	1,000,000	1,000	1,000
Series Z(4)	March 7, 2023	May 15, 2028	7.375	1,000	1,250,000	1,250	1,250
Series AA(5)	September 21, 2023	November 15, 2028	7.625	1,000	1,500,000	1,500	1,500
Series BB(6)	March 6, 2024	May 15, 2029	7.200	1,000	550,000	550	550
Series CC(7)	May 29, 2024	August 15, 2029	7.125	1,000	1,750,000	1,750	1,750
Series DD(8)	July 30, 2024	August 15, 2034	7.000	1,000	1,500,000	1,500	1,500
Series EE(9)	December 3, 2024	February 15, 2030	6.750	1,000	1,500,000	1,500	1,500
Series FF(10)	February 12, 2025	February 15, 2030	6.950	1,000	2,000,000	2,000	2,000
Series GG(11)	July 23, 2025	August 15, 2030	6.875	1,000	2,700,000	2,700	2,700
Series HH(12)	December 10, 2025	February 15, 2031	6.625	1,000	2,500,000	2,500	2,500
Series II(13)	February 3, 2026	February 15, 2031	6.250	25	32,000,000	800	—
Series JJ(14)	February 12, 2026	May 15, 2031	6.500	1,000	1,000,000	1,000	—
						$18,050	$20,050

(1)Citi redeemed Series T in its entirety on August 15, 2026.
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2026
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$21,898	$21,898	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	149,101	—	149,101	4,482	—	—	102	4,584
Non-agency-sponsored	66,058	2	66,056	3,748	—	349	—	4,097
Citi-administered asset-backed commercial paper conduits	23,354	23,354	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	2	—	2	1	—	—	—	1
Asset-based financing(5)	534,727	4,976	529,751	78,888	525	37,746	—	117,159
Municipal securities tender option bond trusts (TOBs)	5,045	5,045	—	—	—	—	—	—
Municipal investments	23,380	—	23,380	3,146	3,036	3,856	—	10,038
Client intermediation	2,139	14	2,125	903	4	—	49	956
Investment funds	7,422	5	7,417	36	182	56	—	274
Total	$833,126	$55,294	$777,832	$91,204	$3,747	$42,007	$151	$137,109

	As of December 31, 2025
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$27,811	$27,811	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	129,615	—	129,615	3,413	—	—	112	3,525
Non-agency-sponsored	66,060	—	66,060	3,586	—	435	—	4,021
Citi-administered asset-backed commercial paper conduits	19,188	19,188	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	492	—	492	208	—	—	—	208
Asset-based financing(5)	391,983	8,738	383,245	63,351	606	17,996	—	81,953
Municipal securities tender option bond trusts (TOBs)	3,575	3,575	—	—	—	—	—	—
Municipal investments	21,953	—	21,953	2,723	2,841	3,666	—	9,230
Client intermediation	172	84	88	1	—	—	49	50
Investment funds	5,047	5	5,042	29	157	90	—	276
Total	$665,896	$59,401	$606,495	$73,311	$3,604	$22,187	$161	$99,263

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2026 and December 31, 2025 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party-sponsored private equity funds, which represent $165.7 billion and $138.7 billion in unconsolidated VIE assets and $2.0 billion and $1.7 billion in maximum exposure to loss as of September 30, 2026 and December 31, 2025, respectively.

The previous tables do not include:

•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party-sponsored private equity funds to which the Company provides credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to these transactions was $9.9 billion and $9.2 billion, respectively (see Note 12 and Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K);
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

	September 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$86	$105
Trading account assets	3,961	7,488
Investments	3,814	2,724
Loans, net of unearned income
Consumer	24,728	31,181
Corporate	24,449	19,902
Loans, net of unearned income	$49,177	$51,083
Allowance for credit losses on loans	(1,931)	(2,142)
Total loans, net	$47,246	$48,941
Other assets	187	143
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$55,294	$59,401

	September 30,
	2026	December 31,
In millions of dollars	(Unaudited)	2025
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,765	$9,690
Long-term debt	4,525	5,419
Other liabilities	489	400
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$17,779	$15,509

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	September 30, 2026		December 31, 2025
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$349	$—	$435
Asset-based financing	—	37,746	—	17,996
Municipal securities tender option bond trusts (TOBs)	—	—	—	—
Municipal investments	—	3,856	—	3,666
Investment funds	—	56	—	90
Total funding commitments	$—	$42,007	$—	$22,187

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2026	December 31, 2025
Cash	$—	$—
Trading account assets	4.0	3.3
Investments	5.5	5.4
Total loans, net of allowance	84.7	67.6
Other	0.8	0.6
Total assets	$95.0	$76.9

Credit Card Securitizations
The Company securitizes credit card receivables through two revolving master trusts established to purchase the receivables. These trusts are consolidated entities given Citi’s continuing involvement. For additional information, see Note 23 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2026	December 31, 2025
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$4.5	$5.4
Retained by Citigroup as trust-issued securities	2.3	2.5
Retained by Citigroup via non-certificated interests	15.8	20.7
Total	$22.6	$28.6

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars	2026	2025	2026	2025
Proceeds from new securitizations	$—	$—	$—	$2.0
Paydown of maturing notes	—	(0.4)	(0.9)	(0.4)

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2026		2025
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.3	$3.0	$1.5	$2.9
Proceeds from new securitizations	1.4	2.9	1.6	1.6
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	0.1

	Nine Months Ended September 30,
	2026		2025
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.0	$11.6	$4.9	$5.7
Proceeds from new securitizations	4.0	11.3	5.1	3.9
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.2	—	0.2
Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.2 million and $1.6 million for the three and nine months ended September 30, 2026. Gains recognized on the securitization of non-agency-sponsored mortgages were $91.7 million and $231.1 million for the three and nine months ended September 30, 2026, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were less than $1 million for the three and nine months ended September 30, 2025. Gains recognized on the securitization of non-agency-sponsored mortgages were $69.2 million and $164.8 million for the three and nine months ended September 30, 2025, respectively.

	September 30, 2026			December 31, 2025
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$960	$949	$1,149	$810	$879	$1,079

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

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation (gains) losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sep. 30, 2026	Dec. 31, 2025	Sep. 30, 2026	Dec. 31, 2025	2026	2025	2026	2025
Securitized assets
Residential mortgages(1)	$36.6	$33.0	$0.3	$0.3	$(0.1)	$(1.2)	$2.1	$0.1
Commercial and other	31.2	30.1	—	—	—	—	—	—
Total	$67.8	$63.1	$0.3	$0.3	$(0.1)	$(1.2)	$2.1	$0.1

(1)    Securitized assets include $0.1 billion of personal loan securitizations as of September 30, 2026.

Consumer Loan Securitizations
The following table summarizes selected cash flow information related to Citigroup consumer loan securitizations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars	2026	2025	2026	2025
Principal securitized	$2.4	$0.3	$3.2	$0.9
Proceeds from new securitizations	2.4	0.3	3.3	0.8
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	0.1	—

The gains recognized on the securitization of consumer loans were $11.9 million and $26.1 million for the three and nine months ended September 30, 2026, compared to $2.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

Mortgage Servicing Rights (MSRs)
In connection with the securitization of mortgage loans, Citi generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Citi retains ownership of the servicing rights and engages with a third-party subservicer to perform servicing activities on Citi’s behalf. Accordingly, Citi continues to recognize the MSR asset and remains responsible for oversight of the servicing performed by the subservicer. Failure to service the loans in accordance with contractual requirements may lead to the termination of the servicing rights and the loss of future servicing fees. These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet (see Note 21 for the valuation of MSRs). The MSRs correspond to principal loan balances of $60 billion and $58 billion as of September 30, 2026 and 2025, respectively.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Servicing fees	$36	$37	$109	$112
Late fees	1	1	2	2
Total MSR fees	$37	$38	$111	$114

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions backed by either residential or commercial mortgages in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities, nor did Citi hold retained interests in such securitizations, during the three months ended September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2026, Citi transferred agency securities with a fair value of approximately $10.5 billion and $29.1 billion to re-securitization entities, compared to approximately $10.5 billion and $24.1 billion for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $3.5 billion (including $2.7 billion related to re-securitization transactions executed in 2026), compared to $2.6 billion as of December 31, 2025 (including $1.9 billion related to re-securitization transactions executed in 2025), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2026 and December 31, 2025 were approximately $101.2 billion and $83.4 billion, respectively.
As of September 30, 2026 and December 31, 2025, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2026 and December 31, 2025, the commercial paper conduits administered by Citi had approximately $23.4 billion and $19.2 billion of purchased assets outstanding and unfunded commitments of approximately $14.8 billion and $17.5 billion, respectively.
At September 30, 2026 and December 31, 2025, the weighted-average remaining maturities of the commercial paper issued by the conduits were approximately 66 and 58 days, respectively.
The conduits have obtained letters of credit from the Company that total approximately $2.3 billion and $2.0 billion as of September 30, 2026 and December 31, 2025, respectively. In the event that defaulted assets exceed the credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2026 and December 31, 2025, the Company owned $10.4 billion and $9.2 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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
Approximately $4.2 billion and $2.9 billion of putable Floaters issued by consolidated TOB trusts are reflected in Short-term borrowings at September 30, 2026 and December 31, 2025, respectively.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are presented below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2026		December 31, 2025
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$76,299	$13,675	$71,990	$12,699
Corporate loans	126,704	58,728	65,905	34,785
Other (including investment funds, airlines and shipping)	326,748	44,756	245,350	34,469
Total	$529,751	$117,159	$383,245	$81,953

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate contracts
Swaps	$535,869	$412,754	$20,909,624	$16,768,436
Futures and forwards	—	—	4,089,021	3,219,583
Written options	—	—	3,300,353	3,089,023
Purchased options	—	—	3,094,217	2,814,873
Total interest rate contracts	$535,869	$412,754	$31,393,215	$25,891,915
Foreign exchange contracts
Swaps	$42,918	$42,205	$9,972,444	$9,307,564
Futures, forwards and spot	59,311	59,253	7,037,056	5,108,296
Written options	—	—	1,217,787	885,093
Purchased options	—	—	1,183,077	851,426
Total foreign exchange contracts	$102,229	$101,458	$19,410,364	$16,152,379
Equity contracts
Swaps	$—	$—	$670,286	$520,623
Futures and forwards	—	—	180,308	107,399
Written options	—	—	1,036,604	809,293
Purchased options	—	—	837,380	654,093
Total equity contracts	$—	$—	$2,724,578	$2,091,408
Commodity and other contracts
Swaps	$—	$—	$104,388	$78,205
Futures and forwards	4,601	11,102	267,735	230,619
Written options	—	—	60,995	70,154
Purchased options	—	—	57,619	67,213
Total commodity and other contracts	$4,601	$11,102	$490,737	$446,191
Credit derivatives
Protection sold	$—	$—	$599,922	$475,228
Protection purchased	—	—	715,915	600,329
Total credit derivatives	$—	$—	$1,315,837	$1,075,557
Total derivative notionals	$642,699	$525,314	$55,334,731	$45,657,450

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2026 and December 31, 2025. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
For additional information on Citi’s derivative mark-to-market (MTM) receivables/payables, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)(2)
In millions of dollars at September 30, 2026	Assets	Liabilities
Derivatives instruments designated as ASC 815 hedges
Over-the-counter	$2,121	$114
Cleared	313	42
Interest rate contracts	$2,434	$156
Over-the-counter	$1,071	$864
Cleared	—	—
Foreign exchange contracts	$1,071	$864
Total derivatives instruments designated as ASC 815 hedges	$3,505	$1,020
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$110,178	$98,468
Cleared	143,901	146,295
Exchange traded	73	101
Interest rate contracts	$254,152	$244,864
Over-the-counter	$175,342	$156,560
Cleared	874	983
Exchange traded	—	2
Foreign exchange contracts	$176,216	$157,545
Over-the-counter	$29,302	$42,008
Cleared	—	—
Exchange traded	64,379	63,378
Equity contracts	$93,681	$105,386
Over-the-counter	$22,512	$23,390
Exchange traded	822	1,151
Commodity and other contracts	$23,334	$24,541
Over-the-counter	$10,918	$8,098
Cleared	2,173	2,243
Credit derivatives	$13,091	$10,341
Total derivatives instruments not designated as ASC 815 hedges	$560,474	$542,677
Total derivatives	$563,979	$543,697
Less: Netting agreements(3)	$(463,788)	$(463,788)
Less: Netting cash collateral received/paid(4)	(27,327)	(11,665)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$72,864	$68,244
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,483)	$(45)
Less: Non-cash collateral received/paid	(8,130)	(5,601)
Total net receivables/payables(5)	$63,251	$62,598

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

(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $256 billion, $146 billion and $62 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support annexes with appropriate legal opinion supporting enforceability of netting. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $10 billion of derivative asset and $17 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
Fair Value Hedges
For additional information on Citi’s fair value hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table summarizes the gain (loss) on the Company’s fair value hedges:

	Gain (loss) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
In millions of dollars	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income	Principal transactions	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$3,647	$—	$(328)	$—	$2,686	$—	$(751)
Foreign exchange hedges	(18)	—	(84)	—	13	—	233	—
Commodity hedges(2)	16	—	(1,011)	—	(147)	—	(1,781)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(2)	$3,647	$(1,095)	$(328)	$(134)	$2,686	$(1,548)	$(751)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(3,632)	$—	$323	$—	$(2,667)	$—	$751
Foreign exchange hedges	18	—	84	—	(13)	—	(233)	—
Commodity hedges(2)	(16)	—	1,011	—	147	—	1,781	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$2	$(3,632)	$1,095	$323	$134	$(2,667)	$1,548	$751
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange hedges(3)	68	—	8	—	148	—	129	—
Commodity hedges(2)(4)	46	—	107	—	112	—	463	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$114	$—	$115	$—	$260	$—	$592	$—

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table. Amounts included both hedges of AFS securities and long-term debt on a net basis, which largely offset in the current period.
(2)The nine months ended September 30, 2026 reflects the impact of the early adoption of ASU 2026-02, Environmental Credits and Environmental Credit Obligations, effective January 1, 2026.
(3)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $10 million and $14 million for the three months ended September 30, 2026 and 2025, respectively.
(4)Amounts related to the forward points (i.e., the spot-forward difference) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings under the mark-to-market approach or recorded in AOCI under the amortization approach. The quarter ended September 30, 2026 includes a gain (loss) of approximately $44 million and $2 million under the mark-to-market approach and amortization approach, respectively. The quarter ended September 30, 2025 includes a gain (loss) of approximately $107 million and less than $1 million under the mark-to-market approach and amortization approach, respectively.

Cumulative Basis Adjustment
For additional information on Citi’s cumulative basis adjustment, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2026 and December 31, 2025, along with the cumulative basis adjustments included in the carrying value of those hedged assets and liabilities that would reverse through earnings in future periods:

Balance sheet line item in which hedged item is recorded (in millions of dollars)	Carrying amount of hedged asset/ liability(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2026
AFS debt securities—specifically hedged(2)	$87,657	$(2,589)	$(34)
AFS debt securities—portfolio-layer method(2)(3)	55,348	(2,342)	182
Consumer loans—portfolio-layer method(4)	45,380	(1,783)	—
Corporate loans—portfolio-layer method(5)	2,390	(99)	(49)
Long-term debt	157,716	(3,827)	(3,119)
Short-term borrowings	5,832	(6)	—
As of December 31, 2025
AFS debt securities—specifically hedged(2)	$41,914	$177	$100
AFS debt securities—portfolio-layer method(2)(3)	35,528	133	132
Consumer loans—portfolio-layer method(4)	50,455	343	—
Corporate loans—portfolio-layer method(5)	4,164	17	(18)
Long-term debt	162,666	72	(2,978)

(1)Excludes physical commodities inventories with a carrying value of approximately $6.0 billion and $11.2 billion as of September 30, 2026 and December 31, 2025, respectively, which includes cumulative basis adjustments of approximately $(0.1) billion and $0.1 billion, respectively, for active hedges and $(10) million for de-designated hedges at September 30, 2026.
(2)Carrying amount represents the amortized cost basis of the hedged securities or portfolio layers.
(3)The Company designated approximately $50.7 billion and $24.0 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2026 and December 31, 2025, respectively.
(4)    The Company designated approximately $27.0 billion and $26.0 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2026 and December 31, 2025, respectively.
(5)    The Company designated approximately $2.0 billion and $2.8 billion as the hedged amount in the portfolio-layer hedging relationship as of September 30, 2026 and December 31, 2025, respectively.

Cash Flow Hedges
For additional information on Citi’s cash flow hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(1,111)	$(75)	$(1,816)	$(336)
Foreign exchange contracts	(41)	(12)	(74)	(12)
Total gain (loss) recognized in AOCI	$(1,152)	$(87)	$(1,890)	$(348)
	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$(5)	$(125)	$(49)	$(482)
Foreign exchange contracts	(10)	(6)	(25)	(6)
Total gain (loss) reclassified from AOCI into earnings	$(15)	$(131)	$(74)	$(488)
Net pretax change in cash flow hedges included within AOCI	$(1,137)	$44	$(1,816)	$140

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2026 is approximately $(0.8) billion. The maximum length of time over which forecasted cash flows are hedged is 12 years.
The after-tax impact of cash flow hedges on AOCI is presented in Note 17.

Net Investment Hedges
For additional information on Citi’s net investment hedges, see Notes 1 and 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The pretax gain (loss) recorded in CTA within AOCI, related to net investment hedges, was $(268) million and $(327) million for the three and nine months ended September 30, 2026, and $161 million and $(2,302) million for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2026 included pretax losses of $35 million and $564 million, respectively, that were reclassified to Noncontrolling interests. See Notes 2 and 17.

Credit Derivatives
For additional information on Citi’s credit derivatives, see Note 24 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by derivative form, rating of reference entity and maturity:

	Fair values		Notionals
In millions of dollars at September 30, 2026	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$8,081	$8,053	$633,493	$578,406
Total return swaps and other	5,010	2,288	82,422	21,516
Total by instrument	$13,091	$10,341	$715,915	$599,922
By rating of reference entity
Investment grade	$5,373	$3,944	$473,639	$432,593
Non-investment grade	7,718	6,397	242,276	167,329
Total by rating of reference entity	$13,091	$10,341	$715,915	$599,922
By maturity
Within 1 year	$2,711	$1,729	$205,323	$185,753
From 1 to 5 years	7,360	6,456	367,552	304,646
After 5 years	3,020	2,156	143,040	109,523
Total by maturity	$13,091	$10,341	$715,915	$599,922

(1)The fair value amount receivable is composed of $7,387 million under protection purchased and $5,704 million under protection sold.
(2)The fair value amount payable is composed of $7,422 million under protection purchased and $2,919 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2025	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By instrument
Credit default swaps and options	$7,691	$8,008	$529,748	$457,932
Total return swaps and other	2,032	3,224	70,581	17,296
Total by instrument	$9,723	$11,232	$600,329	$475,228
By rating of reference entity
Investment grade	$4,673	$4,701	$451,504	$382,219
Non-investment grade	5,050	6,531	148,825	93,009
Total by rating of reference entity	$9,723	$11,232	$600,329	$475,228
By maturity
Within 1 year	$1,366	$2,817	$173,546	$135,335
From 1 to 5 years	6,495	6,469	360,174	311,311
After 5 years	1,862	1,946	66,609	28,582
Total by maturity	$9,723	$11,232	$600,329	$475,228

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2026 and December 31, 2025 was $14 billion and $16 billion, respectively. The Company posted $12 billion and $13 billion as collateral for this exposure in the normal course of business as of September 30, 2026 and December 31, 2025, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2026, the Company could be required to post an additional $0.3 billion as either collateral or settlement of the derivative transactions.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.5 billion and $8.2 billion as of September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026, the fair value of these previously derecognized assets was $6.4 billion. The fair value of the total return swaps as of September 30, 2026 was $14 million recorded as gross derivative assets and $256 million recorded as gross derivative liabilities. At December 31, 2025, the fair value of these previously derecognized assets was $8.0 billion, and the fair value of the total return swaps was $103 million recorded as gross derivative assets and $69 million recorded as gross derivative liabilities.

21.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Notes 1 (“Fair Value”) and 26 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments (recorded in Trading account assets and Trading account liabilities on the Consolidated Balance Sheet) at September 30, 2026 and December 31, 2025:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2026	December 31, 2025
Counterparty CVA	$(671)	$(561)
Asset FVA	(724)	(573)
Citigroup (own credit) CVA	347	331
Liability FVA	211	185
Total CVA and FVA—derivative instruments	$(837)	$(618)

The table below summarizes pretax gain (loss) related to changes in CVA and FVA on derivative instruments, net of hedges (recorded in Principal transactions revenue in the Consolidated Statement of Income), and changes in debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities (recorded in Other comprehensive income in the Consolidated Statement of Comprehensive Income) for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Counterparty CVA	$(36)	$2	$(124)	$(59)
Asset FVA	(12)	27	9	24
Own credit CVA	43	(4)	40	15
Liability FVA	52	(25)	81	(8)
Total CVA and FVA—derivative instruments	$47	$—	$6	$(28)
DVA related to own FVO liabilities	$604	$(1,293)	$1,033	$(684)
Total CVA, DVA and FVA	$651	$(1,293)	$1,039	$(712)

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. These hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$608,631	$2	$608,633	$(378,617)	$230,016
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	86,678	500	87,178	—	87,178
Residential	—	1,240	90	1,330	—	1,330
Commercial	—	778	81	859	—	859
Total trading mortgage-backed securities	$—	$88,696	$671	$89,367	$—	$89,367
U.S. Treasury and federal agency securities	$151,892	$4,567	$—	$156,459	$—	$156,459
State and municipal	—	158	1	159	—	159
Foreign government	115,547	43,954	49	159,550	—	159,550
Corporate	2,590	26,303	353	29,246	—	29,246
Equity securities	86,130	4,223	455	90,808	—	90,808
Asset-backed securities	—	1,898	241	2,139	—	2,139
Other trading assets(2)	4	34,022	459	34,485	—	34,485
Total trading non-derivative assets	$356,163	$203,821	$2,229	$562,213	$—	$562,213
Trading derivatives
Interest rate contracts	$48	$253,838	$2,700	$256,586
Foreign exchange contracts	—	176,689	598	177,287
Equity contracts	105	92,548	1,028	93,681
Commodity contracts	—	22,067	1,267	23,334
Credit derivatives	—	11,968	1,123	13,091
Total trading derivatives—before netting and collateral	$153	$557,110	$6,716	$563,979
Netting agreements					$(463,788)
Netting of cash collateral received					(27,327)
Total trading derivatives—after netting and collateral	$153	$557,110	$6,716	$563,979	$(491,115)	$72,864
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$55,617	$30	$55,647	$—	$55,647
Other	—	1,024	—	1,024	—	1,024
Total investment mortgage-backed securities	$—	$56,641	$30	$56,671	$—	$56,671
U.S. Treasury and federal agency securities	$78,177	$—	$—	$78,177	$—	$78,177
State and municipal	—	1,042	200	1,242	—	1,242
Foreign government	91,447	71,875	2	163,324	—	163,324
Corporate	2,397	862	236	3,495	—	3,495
Marketable equity securities	88	1	—	89	—	89
Asset-backed securities	—	1,051	—	1,051	—	1,051
Other debt securities	—	2,890	—	2,890	—	2,890
Non-marketable equity securities(3)	—	—	419	419	—	419
Total investments	$172,109	$134,362	$887	$307,358	$—	$307,358

Table continues on the next page.

In millions of dollars at September 30, 2026	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$8,286	$192	$8,478	$—	$8,478
Mortgage servicing rights	—	—	895	895	—	895
Other financial assets	$5,696	$11,579	$—	$17,275	$—	$17,275
Total assets	$534,121	$1,523,789	$10,921	$2,068,831	$(869,732)	$1,199,099
Total as a percentage of gross assets(4)	25.8%	73.7%	0.5%
Liabilities
Deposits	$—	$7,133	$263	$7,396	$—	$7,396
Securities loaned and sold under agreements to repurchase	—	372,098	828	372,926	(236,570)	136,356
Trading account liabilities
Securities sold, not yet purchased	128,749	15,474	158	144,381	—	144,381
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$128,749	$15,484	$158	$144,391	$—	$144,391
Trading derivatives
Interest rate contracts	$70	$242,354	$2,596	$245,020
Foreign exchange contracts	—	157,796	613	158,409
Equity contracts	138	100,857	4,391	105,386
Commodity contracts	—	23,365	1,176	24,541
Credit derivatives	—	9,420	921	10,341
Total trading derivatives—before netting and collateral	$208	$533,792	$9,697	$543,697
Netting agreements					$(463,788)
Netting of cash collateral paid					(11,665)
Total trading derivatives—after netting and collateral	$208	$533,792	$9,697	$543,697	$(475,453)	$68,244
Short-term borrowings	$—	$25,710	$359	$26,069	$—	$26,069
Long-term debt	—	124,451	24,155	148,606	—	148,606
Other financial liabilities	$4,350	$307	$—	$4,657	$—	$4,657
Total liabilities	$133,307	$1,078,975	$35,460	$1,247,742	$(712,023)	$535,719
Total as a percentage of gross liabilities(4)	10.7%	86.5%	2.8%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes physical commodities accounted for at the lower of cost or fair value. Also includes positions related to investments in unallocated precious metals.
(3)Amounts exclude $48 million of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

In millions of dollars at December 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$485	$590,615	$49	$591,149	$(385,039)	$206,110
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	92,074	382	92,456	—	92,456
Residential	—	798	99	897	—	897
Commercial	—	597	55	652	—	652
Total trading mortgage-backed securities	$—	$93,469	$536	$94,005	$—	$94,005
U.S. Treasury and federal agency securities	$140,671	$3,051	$—	$143,722	$—	$143,722
State and municipal	—	171	1	172	—	172
Foreign government	65,966	57,390	35	123,391	—	123,391
Corporate	1,161	20,412	270	21,843	—	21,843
Equity securities	61,986	8,110	287	70,383	—	70,383
Asset-backed securities	—	2,308	225	2,533	—	2,533
Other trading assets(2)	—	25,243	413	25,656	—	25,656
Total trading non-derivative assets	$269,784	$210,154	$1,767	$481,705	$—	$481,705
Trading derivatives
Interest rate contracts	$9	$224,077	$1,825	$225,911
Foreign exchange contracts	—	161,072	612	161,684
Equity contracts	31	67,453	1,823	69,307
Commodity contracts	—	21,675	1,013	22,688
Credit derivatives	—	8,580	1,143	9,723
Total trading derivatives—before netting and collateral	$40	$482,857	$6,416	$489,313
Netting agreements					$(406,408)
Netting of cash collateral received					(27,471)
Total trading derivatives—after netting and collateral	$40	$482,857	$6,416	$489,313	$(433,879)	$55,434
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,725	$31	$36,756	$—	$36,756
Other	—	976	—	976	—	976
Total investment mortgage-backed securities	$—	$37,701	$31	$37,732	$—	$37,732
U.S. Treasury and federal agency securities	$35,465	$—	$—	$35,465	$—	$35,465
State and municipal	—	1,033	504	1,537	—	1,537
Foreign government	80,048	83,034	25	163,107	—	163,107
Corporate	3,193	1,183	315	4,691	—	4,691
Marketable equity securities	342	2	131	475	—	475
Asset-backed securities	—	1,072	1	1,073	—	1,073
Other debt securities	64	3,051	—	3,115	—	3,115
Non-marketable equity securities(3)	—	—	409	409	—	409
Total investments	$119,112	$127,076	$1,416	$247,604	$—	$247,604

Table continues on the next page.

In millions of dollars at December 31, 2025	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$6,733	$122	$6,855	$—	$6,855
Mortgage servicing rights	—	—	759	759	—	759
Other financial assets	$6,130	$10,551	$—	$16,681	$—	$16,681
Total assets	$395,551	$1,427,986	$10,529	$1,834,066	$(818,918)	$1,015,148
Total as a percentage of gross assets(4)	21.5%	77.9%	0.6%
Liabilities
Deposits	$—	$3,983	$239	$4,222	$—	$4,222
Securities loaned and sold under agreements to repurchase	—	426,084	952	427,036	(227,614)	199,422
Trading account liabilities
Securities sold, not yet purchased	89,352	15,177	45	104,574	—	104,574
Other trading liabilities	—	10	—	10	—	10
Total trading account liabilities	$89,352	$15,187	$45	$104,584	$—	$104,584
Trading derivatives
Interest rate contracts	$5	$215,562	$1,805	$217,372
Foreign exchange contracts	—	152,202	662	152,864
Equity contracts	49	74,365	4,787	79,201
Commodity contracts	—	23,713	869	24,582
Credit derivatives	—	9,670	1,562	11,232
Total trading derivatives—before netting and collateral	$54	$475,512	$9,685	$485,251
Netting agreements					$(406,408)
Netting of cash collateral paid					(20,629)
Total trading derivatives—after netting and collateral	$54	$475,512	$9,685	$485,251	$(427,037)	$58,214
Short-term borrowings	$—	$21,275	$292	$21,567	$—	$21,567
Long-term debt	—	106,767	23,959	130,726	—	130,726
Other financial liabilities	$5,437	$55	$—	$5,492	$—	$5,492
Total liabilities	$94,843	$1,048,863	$35,172	$1,178,878	$(654,651)	$524,227
Total as a percentage of gross liabilities(4)	8.0%	89.0%	3.0%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes physical commodities accounted for at the lower of cost or fair value. Also includes positions related to investments in unallocated precious metals.
(3)Amounts exclude $37 million of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2026 and 2025. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2026	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2026
Assets
Securities borrowed and purchased under agreements to resell	$47	$2	$—	$—	$—	$2	$—	$—	$(49)	$2	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	483	(62)	—	136	(64)	140	—	(133)	—	500	(52)
Residential	92	5	—	23	(25)	28	—	(33)	—	90	2
Commercial	70	—	—	—	(1)	13	—	(1)	—	81	—
Total trading mortgage-backed securities	$645	$(57)	$—	$159	$(90)	$181	$—	$(167)	$—	$671	$(50)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	19	(1)	—	—	(4)	35	—	—	—	49	(2)
Corporate	126	—	—	70	(2)	340	—	(181)	—	353	39
Marketable equity securities	415	(10)	—	12	(18)	277	—	(221)	—	455	(17)
Asset-backed securities	274	(7)	—	39	(15)	70	—	(120)	—	241	(5)
Other trading assets	345	(12)	—	22	—	227	6	(120)	(9)	459	(11)
Total trading non-derivative assets	$1,825	$(87)	$—	$302	$(129)	$1,130	$6	$(809)	$(9)	$2,229	$(46)
Trading derivatives, net(4)
Interest rate contracts	$340	$203	$—	$99	$(380)	$(245)	$—	$(3)	$90	$104	$(20)
Foreign exchange contracts	(65)	146	—	(12)	(81)	66	—	(41)	(28)	(15)	102
Equity contracts	(3,401)	(52)	—	(24)	670	(1,016)	—	(8)	468	(3,363)	8
Commodity contracts	(45)	207	—	58	19	(37)	—	—	(111)	91	109
Credit derivatives	(356)	234	—	46	(46)	374	—	22	(72)	202	17
Total trading derivatives, net(4)	$(3,527)	$738	$—	$167	$182	$(858)	$—	$(30)	$347	$(2,981)	$216

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2026	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2026
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(4)	$—	$—	$4	$—	$(2)	$—	$30	$(2)
Other	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(4)	$—	$—	$4	$—	$(2)	$—	$30	$(2)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	391	—	(16)	1	(150)	1	—	(27)	—	200	1
Foreign government	3	—	(1)	—	—	—	—	—	—	2	(1)
Corporate	237	—	50	29	(36)	29	—	(73)	—	236	(11)
Marketable equity securities	3	—	—	—	—	—	—	(3)	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	380	—	13	—	—	29	—	(3)	—	419	18
Total investments	$1,046	$—	$42	$30	$(186)	$63	$—	$(108)	$—	$887	$5
Loans	$151	$—	$26	$100	$(124)	$—	$47	$—	$(8)	$192	$—
Mortgage servicing rights	788	—	100	—	—	—	28	—	(21)	895	100
Other financial assets	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Deposits	$220	$—	$12	$—	$—	$—	$56	$—	$(1)	$263	$(18)
Securities loaned and sold under agreements to repurchase	899	7	—	—	—	300	—	—	(364)	828	12
Trading account liabilities
Securities sold, not yet purchased	108	37	—	10	(2)	147	—	—	(68)	158	35
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	247	6	—	10	(73)	—	216	—	(35)	359	(28)
Long-term debt	25,751	2,390	—	338	(829)	—	2,444	—	(1,159)	24,155	2,384
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2026.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2026
Assets
Securities borrowed and purchased under agreements to resell	$49	$2	$—	$—	$—	$53	$—	$—	$(102)	$2	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	382	(102)	—	337	(277)	480	—	(320)	—	500	(67)
Residential	99	(1)	—	49	(67)	123	—	(113)	—	90	1
Commercial	55	(3)	—	41	(10)	20	—	(22)	—	81	(1)
Total trading mortgage-backed securities	$536	$(106)	$—	$427	$(354)	$623	$—	$(455)	$—	$671	$(67)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	35	(4)	—	50	(160)	209	—	(81)	—	49	(2)
Corporate	270	2	—	79	(67)	513	—	(444)	—	353	28
Marketable equity securities	287	(24)	—	53	(62)	582	—	(381)	—	455	(29)
Asset-backed securities	225	(26)	—	115	(79)	222	—	(216)	—	241	(18)
Other trading assets	413	(24)	—	44	(25)	412	23	(357)	(27)	459	(5)
Total trading non-derivative assets	$1,767	$(182)	$—	$768	$(747)	$2,561	$23	$(1,934)	$(27)	$2,229	$(93)
Trading derivatives, net(4)
Interest rate contracts	$20	$222	$—	$355	$(457)	$(174)	$—	$(142)	$280	$104	$12
Foreign exchange contracts	(50)	101	—	9	(195)	(20)	—	(262)	402	(15)	132
Equity contracts	(2,964)	(123)	—	(253)	1,249	(2,814)	—	(272)	1,814	(3,363)	(728)
Commodity contracts	144	174	—	(181)	164	47	—	(123)	(134)	91	149
Credit derivatives	(419)	169	—	(83)	(360)	552	—	(168)	511	202	(57)
Total trading derivatives, net(4)	$(3,269)	$543	$—	$(153)	$401	$(2,409)	$—	$(967)	$2,873	$(2,981)	$(492)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2026
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$31	$—	$(3)	$—	$—	$4	$—	$(2)	$—	$30	$(1)
Other	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$31	$—	$(3)	$—	$—	$4	$—	$(2)	$—	$30	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	504	—	(8)	18	(162)	2	—	(154)	—	200	4
Foreign government	25	—	(1)	7	(98)	69	—	—	—	2	(1)
Corporate	315	—	46	146	(231)	163	—	(203)	—	236	(15)
Marketable equity securities	131	—	2	—	(131)	2	—	(4)	—	—	—
Asset-backed securities	1	—	—	—	—	—	—	(1)	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	409	—	5	—	—	58	—	(53)	—	419	13
Total investments	$1,416	$—	$41	$171	$(622)	$298	$—	$(417)	$—	$887	$—
Loans	$122	$—	$24	$200	$(176)	$—	$83	$—	$(61)	$192	$(9)
Mortgage servicing rights	759	—	113	—	—	—	90	—	(67)	895	114
Other financial assets	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Deposits	$239	$—	$16	$1	$(3)	$—	$66	$—	$(24)	$263	$(15)
Securities loaned and sold under agreements to repurchase	952	11	—	—	—	902	—	—	(1,015)	828	12
Trading account liabilities
Securities sold, not yet purchased	45	41	—	116	(58)	237	—	—	(141)	158	31
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	292	(4)	—	16	(117)	—	441	—	(277)	359	(31)
Long-term debt	23,959	2,979	—	2,034	(2,725)	—	6,032	—	(2,166)	24,155	2,637
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2026.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Assets
Securities borrowed and purchased under agreements to resell	$86	$21	$—	$—	$—	$466	$—	$—	$(391)	$182	$21
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	545	(11)	—	67	(138)	55	—	(127)	—	391	(7)
Residential	85	(3)	—	8	(49)	95	—	(36)	—	100	(5)
Commercial	62	(3)	—	15	(19)	5	—	(2)	—	58	(1)
Total trading mortgage-backed securities	$692	$(17)	$—	$90	$(206)	$155	$—	$(165)	$—	$549	$(13)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	—	—	1	—
Foreign government	4	3	—	62	(3)	—	—	(5)	—	61	1
Corporate	282	(68)	—	15	(49)	124	—	(68)	—	236	(97)
Marketable equity securities	251	5	—	9	(30)	60	—	(33)	—	262	—
Asset-backed securities	211	(11)	—	12	(12)	121	—	(73)	—	248	(6)
Other trading assets	566	(8)	—	13	(18)	125	9	(257)	(8)	422	(29)
Total trading non-derivative assets	$2,007	$(96)	$—	$201	$(318)	$585	$9	$(601)	$(8)	$1,779	$(144)
Trading derivatives, net(4)
Interest rate contracts	$(456)	$37	$—	$90	$87	$47	$—	$(82)	$98	$(179)	$(18)
Foreign exchange contracts	68	45	—	31	(46)	17	—	(15)	7	107	(24)
Equity contracts	(2,167)	(412)	—	(46)	5	(736)	—	(23)	234	(3,145)	(291)
Commodity contracts	127	271	—	(37)	19	(207)	—	(6)	(111)	56	121
Credit derivatives	(188)	(19)	—	22	88	(260)	—	—	16	(341)	(55)
Total trading derivatives, net(4)	$(2,616)	$(78)	$—	$60	$153	$(1,139)	$—	$(126)	$244	$(3,502)	$(267)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2025	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2025
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19	$—	$1	$10	$—	$4	$—	$(3)	$—	$31	$3
Other	11	—	(1)	—	(10)	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$—	$10	$(10)	$4	$—	$(3)	$—	$31	$3
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	503	—	32	1	—	1	—	(23)	—	514	32
Foreign government	27	—	(1)	—	—	—	—	—	—	26	(1)
Corporate	208	—	(2)	85	(38)	27	—	(51)	—	229	—
Marketable equity securities	3	—	1	—	—	157	—	—	—	161	—
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	439	—	3	—	—	9	—	(3)	—	448	3
Total investments	$1,210	$—	$33	$96	$(48)	$198	$—	$(80)	$—	$1,409	$37
Loans	$180	$—	$8	$5	$(66)	$—	$126	$—	$(51)	$202	$22
Mortgage servicing rights	770	—	(25)	—	—	—	24	—	(21)	748	(25)
Other financial assets	83	—	1	—	—	—	—	(64)	(20)	—	—
Liabilities
Deposits	$43	$—	$(5)	$6	$—	$—	$175	$—	$(2)	$227	$(6)
Securities loaned and sold under agreements to repurchase	955	(11)	—	—	—	415	—	—	(299)	1,082	1
Trading account liabilities
Securities sold, not yet purchased	37	7	—	8	(5)	17	—	—	(21)	29	4
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	343	4	—	19	(36)	13	99	—	(77)	357	(5)
Long-term debt	21,166	(858)	—	726	(889)	—	922	—	(356)	22,427	(786)
Other financial liabilities	65	—	—	1	—	—	—	—	(65)	1	—

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

Level 3 Fair Value Transfers
The following were the significant Level 3 transfers for the period from December 31, 2025 to September 30, 2026:

•During the three and nine months ended September 30, 2026, transfers of Long-term debt were $0.8 billion and $2.7 billion from Level 3 to Level 2, and $0.3 billion and $2.0 billion from Level 2 to Level 3, respectively. The transfers were primarily related to certain unobservable inputs becoming less significant to the overall valuation of the instruments in the case of Level 3 to 2 transfers, and more significant in the case of Level 2 to 3.

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

As of September 30, 2026	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$400	Price-based	Price	$0.74	$81.50	$23.29
	291	Yield analysis	Yield	4.78%	23.55%	12.56%
State and municipal, foreign government, corporate and other debt securities	$770	Price-based	Price	$0.00	$209.19	$87.93
	324	Model-based	Credit spread	216.50 bps	508.25 bps	362.61 bps
			Equity volatility	3.18%	54.37%	12.37%
			Equity forward	66.66%	249.84%	135.17%
	181	Cash flow	Yield	3.10%	10.60%	8.90%
			WAL	3.37 years	8.63 years	7.56 years
Interest rate contracts (gross)	$4,912	Model-based	IR normal volatility	0.09%	2.84%	0.88%
			IR-FX correlation	(47.00)%	75.00%	28.56%
Foreign exchange contracts (gross)	$1,194	Model-based	IR basis	(1.83)%	9.14%	(0.08)%
			IR normal volatility	0.72%	1.15%	0.95%
			FX volatility	0.06%	45.86%	9.45%
			Inflation rate	1.71%	8.24%	3.45%
Equity contracts (gross)(5)	$5,239	Model-based	Equity volatility	0.70%	191.80%	39.15%
			Equity forward	56.00%	474.35%	114.97%
			Equity-FX correlation	(90.81)%	70.00%	(13.53)%
			Equity-Equity correlation	(36.22)%	99.01%	49.29%
Commodity and other contracts (gross)	$2,443	Model-based	Power forward (/ MWH)	$7.92	$242.76	$53.96
			Natural gas forward (/ MMBTU)	$0.92	$21.00	$3.65
			Commodity volatility	1.40%	230.80%	49.54%
			Oil forward (/ BBL)	$52.84	$146.71	$84.63
Credit derivatives (gross)	$1,434	Model-based	Credit spread	2.53 bps	550.00 bps	104.44 bps
			Recovery rate	10.00%	40.00%	36.11%
			Credit correlation	30.00%	90.00%	57.26%
	610	Price-based	Price	$0.70	$128.45	$61.87
Mortgage servicing rights	$895	Cash flow	Yield	0.90%	12.00%	6.57%
			WAL	3.37 years	8.63 years	7.56 years
Liabilities
Short-term borrowings and long-term debt	$23,001	Model-based	IR normal volatility	0.09%	2.84%	0.92%
			Equity volatility	3.18%	60.84%	9.20%
			Equity-IR correlation	0.00%	50.00%	33.30%
			Equity-FX correlation	(60.00)%	70.00%	(21.97)%

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Mortgage-backed securities	$352	Price-based	Price	$0.80	$145.12	$37.47
	214	Yield analysis	Yield	4.78%	26.14%	12.86%
State and municipal, foreign government, corporate and other debt securities	$866	Price-based	Price	$20.77	$194.45	$114.31
	389	Model-based	Credit spread	167.00 bps	508.30 bps	399.15 bps
	159	Cash flow	Yield	2.30%	9.30%	8.72%
			WAL	3.24 years	8.14 years	6.80 years
Interest rate contracts (gross)	$3,608	Model-based	IR normal volatility	0.06%	2.98%	0.65%
			Equity volatility	12.00%	48.92%	26.43%
Foreign exchange contracts (gross)	$1,217	Model-based	IR normal volatility	0.49%	0.86%	0.74%
			IR basis	(20.15)%	11.17%	(0.05)%
			FX volatility	0.32%	74.14%	7.91%
			Yield	1.05%	14.90%	6.43%
Equity contracts (gross)(5)	$6,597	Model-based	Equity volatility	2.81%	184.01%	42.80%
			Equity forward	53.29%	373.46%	111.14%
			Equity-FX correlation	(75.75)%	70.00%	(13.61)%
			Equity-Equity correlation	(36.22)%	99.00%	52.48%
Commodity and other contracts (gross)	$1,881	Model-based	Forward price	0.11%	395.49%	98.83%
			Commodity volatility	8.40%	316.56%	42.29%
Credit derivatives (gross)	$1,720	Model-based	Credit spread	5.20 bps	592.93 bps	74.28 bps
			Recovery rate	0.50%	40.00%	34.87%
	985	Price-based	Price	$8.00	$119.13	$85.45
			Upfront points	5.05%	106.23%	61.00%
Mortgage servicing rights	$676	Cash flow	WAL	3.24 years	8.14 years	6.80 years
	82	Model-based	Yield	(0.40)%	12.00%	6.35%
Liabilities
Securities loaned and sold under agreements to repurchase	$952	Model-based	Interest rate	3.47%	5.43%	3.85%
			IR normal volatility	0.46%	0.89%	0.78%
Short-term borrowings and long-term debt	$24,126	Model-based	IR normal volatility	0.06%	2.98%	0.74%
			FX volatility	5.26%	14.01%	9.08%
			Equity volatility	5.50%	92.67%	20.95%
			IR-FX correlation	(34.00)%	60.00%	46.37%
			Equity-IR correlation	0.00%	56.64%	36.32%
			IR-IR correlation	40.00%	40.00%	40.00%
			Equity-FX correlation	(60.00)%	70.00%	(16.57)%

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
The following tables present the carrying amounts of all assets that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period. The amounts reflect the fair values of the assets as of their respective remeasurement dates, which occur at or before the balance sheet date. The following tables exclude certain consumer mortgage loans for which Citi has elected the fair value option (see Note 22), and consumer loans and other assets held by businesses held-for-sale (see “Significant Disposals” in Note 2):

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2026
Loans HFS(1)	$1,644	$1,159	$485
Other real estate owned	6	—	6
Loans(2)	232	—	232
Non-marketable equity securities measured using the measurement alternative	354	—	354
Total assets at fair value on a nonrecurring basis	$2,236	$1,159	$1,077

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2025
Loans HFS(1)	$641	$188	$453
Other real estate owned	—	—	—
Loans(2)	272	—	272
Non-marketable equity securities measured using the measurement alternative	350	—	350
Total assets at fair value on a nonrecurring basis	$1,263	$188	$1,075

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

As of September 30, 2026	Fair value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans HFS	$485	Price-based	Price	$88.04	$100.00	$89.91
Loans(3)	$222	Recovery analysis	Appraised value(4)	$14,750	$12,780,000	$551,031
			Recovery rate	50.80%	99.00%	76.72%
Non-marketable equity securities measured using the measurement alternative	$297	Price-based	Price	$3.98	$19,058.00	$836.27
	55	Comparable analysis	Revenue multiple	1.30x	13.57x	6.64x

As of December 31, 2025	Fair value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans HFS	$453	Price-based	Price	$83.00	$100.00	$98.66
Loans(3)	$271	Recovery analysis	Appraised value(4)	$10,000	$75,424,500	$30,328,429
			Recovery rate	35.10%	85.20%	60.55%
Non-marketable equity securities measured using the measurement alternative	$254	Price-based	Price	$4.57	$205.01	$70.91
	96	Comparable analysis	Revenue multiple	2.07x	27.20x	15.51x

(1)The tables above include the fair values for the items listed and may not represent the total population for each category.
(2)Weighted averages are calculated based on the fair values of the instruments.
(3)Represents collateral-dependent loans held-for-investment for which the fair value of collateral is used to estimate expected credit losses, and whose carrying amount is based on the fair value of the underlying collateral less costs to sell, as applicable (primarily real estate).
(4)Appraised values are disclosed in whole dollars.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Loans HFS	$(28)	$(10)	$(135)	$(22)
Other real estate owned	—	(1)	—	(1)
Loans(1)	(12)	(79)	(27)	(67)
Non-marketable equity securities measured using the measurement alternative	22	(8)	29	(51)
Total nonrecurring fair value gains (losses)	$(18)	$(98)	$(133)	$(141)

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

	September 30, 2026		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$163.5	$149.3	$68.9	$78.0	$2.4
Securities borrowed and purchased under agreements to resell	181.3	181.3	—	181.3	—
Loans(2)(3)	791.0	809.3	—	—	809.3
Other financial assets(3)(4)	496.9	496.9	354.9	142.0	—
Liabilities
Deposits	$1,497.9	$1,497.9	$—	$1,497.9	$—
Securities loaned and sold under agreements to repurchase	273.8	273.8	—	273.8	—
Long-term debt(5)	197.1	196.8	—	189.5	7.3
Other financial liabilities(6)	196.9	196.9	—	196.9	—

	December 31, 2025		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
HTM debt securities, net of allowance(1)	$194.9	$184.7	$87.3	$95.2	$2.2
Securities borrowed and purchased under agreements to resell	150.1	150.1	—	150.1	—
Loans(2)(3)	726.0	742.1	—	—	742.1
Other financial assets(3)(4)	448.0	448.0	349.6	98.4	—
Liabilities
Deposits	$1,399.4	$1,399.3	$—	$1,399.3	$—
Securities loaned and sold under agreements to repurchase	148.7	148.7	—	148.7	—
Long-term debt(5)	185.0	189.9	—	183.8	6.1
Other financial liabilities(6)	141.8	141.8	—	141.8	—

(1)Includes $6.0 billion and $5.1 billion of non-marketable equity securities carried at cost at September 30, 2026 and December 31, 2025, respectively.
(2)The carrying value of loans is net of the allowance for credit losses on loans of $20.0 billion for September 30, 2026 and $19.2 billion for December 31, 2025. In addition, the carrying values exclude $0.1 billion and $0.1 billion of lease finance receivables at September 30, 2026 and December 31, 2025, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2026 and December 31, 2025 were off-balance sheet liabilities of $9.9 billion and $10.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
Additional discussion regarding other applicable areas in which fair value elections were made is presented in Note 21.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2026	2025	2026	2025
Assets
Securities borrowed and purchased under agreements to resell	$(197)	$88	$(331)	$210
Trading account assets	(27)	13	(28)	52
Investments	5	4	5	4
Loans
Corporate loans	23	587	(19)	1,539
Consumer loans	4	1	5	4
Total loans	$27	$588	$(14)	$1,543
Other assets
MSRs	$100	$(25)	$115	$(28)
Mortgage loans HFS(1)	(36)	21	(50)	51
Total other assets	$64	$(4)	$65	$23
Total assets	$(128)	$689	$(303)	$1,832
Liabilities
Deposits	$(71)	$(51)	$49	$(146)
Securities loaned and sold under agreements to repurchase	173	(90)	286	(78)
Trading account liabilities	4	(70)	(154)	(223)
Short-term borrowings(2)	307	(1,627)	3,094	(2,507)
Long-term debt(2)	4,314	(4,174)	1,291	(9,312)
Total liabilities	$4,727	$(6,012)	$4,566	$(12,266)

(1)Includes gain (loss) associated with interest rate lock commitments for originated loans for which the Company has elected the fair value option.
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

The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $604 million and a loss of $(1,293) million for the three months ended September 30, 2026 and 2025, and a gain of $1,033 million and a loss of $(684) million for the nine months ended September 30, 2026 and 2025, respectively.

For information on the fair value option for financial assets and financial liabilities, see Note 27 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

The following table provides information about certain credit products carried at fair value:

	September 30, 2026		December 31, 2025
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$4,611	$8,478	$4,902	$6,855
Aggregate unpaid principal balance in excess of (less than) fair value	120	(610)	149	(176)
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	2
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $150 million and $225 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2026 and December 31, 2025, respectively.

The changes in fair value due to instrument-specific credit risk were a gain of $2 million and $7 million for the three months ended September 30, 2026 and 2025, and a gain of $12 million and $24 million for the nine months ended September 30, 2026 and 2025, respectively. Changes in fair value due to instrument-specific credit risk are estimated based on changes in borrower-specific credit spreads and recovery assumptions.

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2026	December 31, 2025
Carrying amount reported on the Consolidated Balance Sheet	$516	$923
Aggregate fair value in excess of (less than) unpaid principal balance	(17)	18
Balance of non-accrual loans or loans more than 90 days past due	4	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	1	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three and nine months ended September 30, 2026 and 2025 due to instrument-specific credit risk.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	September 30, 2026	December 31, 2025
Interest rate linked	$76.3	$66.9
Foreign exchange linked	0.4	0.1
Equity linked	55.6	49.6
Commodity linked	8.3	7.0
Credit linked	8.0	7.1
Total	$148.6	$130.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt and short-term borrowings carried at fair value:

In millions of dollars	September 30, 2026	December 31, 2025
Long-term debt
Carrying amount reported on the Consolidated Balance Sheet	$148,606	$130,726
Aggregate unpaid principal balance in excess of (less than) fair value	8,976	1,704
Short-term borrowings
Carrying amount reported on the Consolidated Balance Sheet	$26,069	$21,567
Aggregate unpaid principal balance in excess of (less than) fair value	(114)	(134)

23.  GUARANTEES AND COMMITMENTS

The following tables present information about Citi’s guarantees at September 30, 2026 and December 31, 2025.
For additional information on Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

	Maximum potential amount of future payments (in billions of dollars)
September 30, 2026	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$24.0	$61.3	$85.3	$423
Performance guarantees	9.5	7.7	17.2	24
Derivative instruments considered to be guarantees	24.5	44.2	68.7	690
Loans sold with recourse	—	0.8	0.8	—
Securities lending indemnifications(1)	174.0	—	174.0	—
Card merchant processing(2)	36.6	—	36.6	—
Credit card arrangements with partners(3)	2.0	17.8	19.8	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	235.7	—	235.7	—
Other(4)(5)	—	8.2	8.2	121
Total	$506.3	$140.0	$646.3	$1,258

	Maximum potential amount of future payments (in billions of dollars)
December 31, 2025	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$15.1	$68.1	$83.2	$546
Performance guarantees	4.9	6.4	11.3	25
Derivative instruments considered to be guarantees	14.5	31.8	46.3	542
Loans sold with recourse	—	0.9	0.9	—
Securities lending indemnifications(1)	134.0	—	134.0	—
Card merchant processing(2)	38.2	—	38.2	—
Credit card arrangements with partners(3)	2.1	19.4	21.5	—
Guarantees under the Fixed Income Clearing Corporation sponsored member repo program	306.1	—	306.1	—
Other(4)(5)	—	8.2	8.2	100
Total	$514.9	$134.8	$649.7	$1,213

(1)The carrying values of securities lending indemnifications were immaterial for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2026 and December 31, 2025, this maximum potential exposure was estimated to be approximately $36.6 billion and $38.2 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. See “Card Merchant Processing” in Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
(3)Primarily guarantees associated with co-branded credit card partnership agreements. Citi believes that the maximum exposure is not representative of actual potential loss exposure based on historical and expected future performance. See “Credit Card Arrangements with Partners” in Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2026 and December 31, 2025, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.3 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $68.9 billion and $61.3 billion at September 30, 2026 and December 31, 2025, respectively. Securities and other marketable assets held as collateral amounted to $132.4 billion and $90.8 billion at September 30, 2026 and December 31, 2025, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.5 billion and $2.5 billion at September 30, 2026 and December 31, 2025, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2026	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.1	$15.2	$—	$85.3
Loans sold with recourse	—	—	0.8	0.8
Other	—	8.2	—	8.2
Total	$70.1	$23.4	$0.8	$94.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2025	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.0	$13.2	$—	$83.2
Loans sold with recourse	—	—	0.9	0.9
Other	—	8.2	—	8.2
Total	$70.0	$21.4	$0.9	$92.3

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.(1)	September 30, 2026	December 31, 2025
Commercial and similar letters of credit	$890	$5,881	$6,771	$4,134
One- to four-family residential mortgages	530	505	1,035	1,521
Revolving open-end loans secured by one- to four-family residential properties	4,667	—	4,667	5,003
Commercial real estate, construction and land development	12,113	3,404	15,517	14,811
Credit card lines	673,247	65,164	738,411	694,594
Commercial and other consumer loan commitments	278,510	124,761	403,271	371,817
Other commitments and contingencies(2)	2,610	274	2,884	5,336
Total	$972,567	$199,989	$1,172,556	$1,097,216

(1)Consumer commitments related to the business HFS countries and jurisdictions under sales agreements are reflected in their original categories until the respective sales are completed.
(2)Other commitments and contingencies include commitments to purchase certain debt and equity securities.

Other Commitments
As a Federal Reserve member bank, Citi is required to subscribe to half of a certain amount of shares issued by its Federal Reserve District Bank. As of September 30, 2026 and December 31, 2025, Citi holds shares with a carrying value of $4.5 billion, with the remaining half subject to call by the Federal Reserve District Bank Board.
In the normal course of business, Citi enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2026 and December 31, 2025, Citi had approximately $290.9 billion and $189.3 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $246.4 billion and $186.9 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.
These amounts are not included in the table above.

Restricted Cash
For additional information on Citi’s restricted cash, see Note 28 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2026	December 31, 2025
Cash and due from banks	$3,583	$3,337
Deposits with banks, net of allowance	19,553	21,081
Total	$23,136	$24,418

24.  LEASES

The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features; however, these options do not impact the lease term unless the Company is reasonably certain that it will exercise options. These leases have a weighted-average remaining lease term of approximately seven years as of September 30, 2026.
For additional information regarding Citi’s leases, see Notes 1 and 29 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.
The following table presents information on the right-of-use (ROU) asset and lease liabilities included in Premises and equipment and Other liabilities, respectively:

In millions of dollars	September 30, 2026	December 31, 2025
ROU asset	$3,018	$3,009
Lease liability	3,182	3,163

The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

25.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 25 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2026 Form 10-Q, Note 25 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2026 Form 10-Q and Note 30 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At September 30, 2026, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.1 billion in the aggregate.
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

Greek Pension Claims
On September 2, 2026, in ARVANITAKI & OTHERS v. CITIBANK EUROPE PUBLIC LIMITED COMPANY, the Athens Court of First Instance dismissed some claims and allowed others to proceed. Additional information is available in court filings under the docket number 183297/2300/2025 in the Court of First Instance of Athens.

Madoff-Related Litigation
On October 5, 2026, in FAIRFIELD SENTRY LTD., ET AL. v. CITIGROUP GLOBAL MARKETS LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK (SWITZERLAND) AG, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIVIC NOMINEES LTD., ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. DON CHIMANGO SA, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK KOREA INC. ET AL., the United States Supreme Court denied the liquidators’ petition for a writ of certiorari. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-4100, 10-3640, 11-2770, 12-1142, 12-1298 (Bankr. S.D.N.Y.) (Mastando, J.); 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 19-5109, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-3998, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.); and 22-2101 (consolidated lead appeal), 22-2557, 22-2122, 23-697, 22-2562, 22-2216, 22-2545, 22-2308, 22-2591, 22-2502, 22-2553, 22-2398, 22-2582, 23-965 (consolidated lead appeal), 23-549, 23-572, 23-573, 23-975, 23-982, 23-987 (2d Cir.); 25-1089 (U.S.).

Variable Rate Demand Obligation Litigation
In STATE OF NEW JERSEY EX REL. EDELWEISS FUND, LLC v. JP MORGAN CHASE & CO., ET AL., on July 16, 2026, the New Jersey Supreme Court reversed the New Jersey Appellate Division’s decision granting summary judgment in favor of defendants and remanded the case to the trial court for further proceedings. Additional information concerning this action is publicly available in court filings under the docket numbers L-885-15 (N.J. Super. Ct.) (Hurd, J.), A-1340-23 (N.J. App. Div.), and 090285 (N.J. S. Ct.).

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
Summarized financial information for Citigroup Inc. and CGMHI is presented in the tables below:

SUMMARIZED INCOME STATEMENT

	Nine Months Ended
	September 30, 2026
In millions of dollars	Citigroup parent company	CGMHI
Total revenues, net of interest expense	$20,073	$11,092
Total operating expenses	182	9,413
Provision for credit losses	—	15
Equity in undistributed income (loss) of subsidiaries	(4,323)	—
Income (loss) from continuing operations before income taxes	$15,568	$1,664
Provision (benefit) for income taxes	(1,293)	715
Net income (loss)	$16,861	$949

SUMMARIZED BALANCE SHEET

	September 30, 2026		December 31, 2025
In millions of dollars	Citigroup parent company	CGMHI	Citigroup parent company	CGMHI
Cash and deposits with banks	$4,164	$25,448	$6,580	$24,459
Securities borrowed and purchased under resale agreements	—	333,555	—	291,384
Trading account assets	83	400,248	85	342,203
Advances to subsidiaries	169,119	—	160,188	—
Investments in subsidiary bank holding company	178,174	—	185,568	—
Investments in non-bank subsidiaries	45,567	—	44,310	—
Other assets(1)	15,406	218,697	15,654	180,075
Total assets	$412,513	$977,948	$412,385	$838,121
Securities loaned and sold under agreements to repurchase	$—	$406,450	$—	$357,524
Trading account liabilities	1	140,747	17	107,988
Short-term borrowings	—	39,233	—	34,712
Long-term debt	173,867	228,479	177,855	211,029
Advances from subsidiaries	26,455	—	19,319	—
Other liabilities	2,781	126,641	2,903	91,214
Stockholders’ equity	209,409	36,398	212,291	35,654
Total liabilities and equity	$412,513	$977,948	$412,385	$838,121

(1)    Other assets of CGMHI includes loans to affiliates of $116 billion and $99 billion at September 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes Citi’s common share repurchases for the third quarter of 2026:

In thousands, except per share amounts and remaining program dollar value	Total shares purchased	Average price paid per share	Cumulative shares purchased as part of publicly announced program(1)	Approximate remaining dollar value of shares that may be purchased under the program (in billions of dollars)
July 2026
Open market repurchases(1)	2,791	$131.80	31,656	$25.6
August 2026
Open market repurchases(1)	4,658	135.59	36,314	25.0
September 2026
Open market repurchases(1)	14,961	133.72	51,275	23.0
Total for 3Q26	22,410	$133.87	51,275	$23.0

(1)    Represents repurchases under the multiyear $30 billion common stock repurchase program that was previously approved by Citigroup’s Board of Directors and announced on May 7, 2026. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” in Citi’s First Quarter of 2026 Form 10-Q.

As presented in the table above, during the third quarter of 2026, Citi repurchased $3.0 billion of common shares under the $30 billion stock repurchase program (of which there was $23.0 billion remaining at September 30, 2026).
Citi also paid common dividends of $0.67 per share for the third quarter of 2026, and on October 19, 2026, declared common dividends of $0.67 per share and preferred stock dividends of approximately $306 million for the fourth quarter of 2026.
Any dividend on Citi’s outstanding common stock would need to be in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 20 to the Consolidated Financial Statements in Citi’s 2025 Form 10-K.

OTHER INFORMATION

Insider Trading Arrangements
During the third quarter of 2026, no director or executive officer of Citi adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K).

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended September 30, 2026, filed on November 5, 2026, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citigroup Inc. does not exceed 10% of the total assets of Citigroup Inc. and its consolidated subsidiaries. Citigroup Inc. will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2026.

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
AFS: Available-for-sale
Agentic AI: Artificial intelligence that autonomously pursues goals by planning actions, using tools, observing results and iterating with minimal human supervision.
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
Client investment assets (Wealth): Represent assets under management, trust and custody assets.
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
FINRA: Financial Industry Regulatory Authority
FRB: Federal Reserve Board
Freddie Mac: Federal Home Loan Mortgage Corporation
Frontier AI models: The most advanced general‑purpose AI systems, typically trained with extremely large computational budgets and designed to exceed state‑of‑the‑art performance across many domains. These models demonstrate cutting‑edge reasoning, multimodal capabilities and agentic behavior.
FVA: Funding valuation adjustment
FX: Foreign exchange
FX translation: The impact of converting non-U.S. dollar currencies into U.S. dollars.
GAAP or U.S. GAAP: Generally accepted accounting principles in the United States of America.
Generative AI: A branch of artificial intelligence that creates original content such as text, images, videos, audio or software code in response to user prompts, using advanced machine learning models to generate new outputs based on patterns learned from vast datasets.
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